Form 10-K405
period 1998-12-31
ALBANY MOLECULAR RESEARCH INC
filed 1999-03-31
CIK 1065087

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ---------------
                                   FORM 10-K
                               ---------------

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)
           [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                      OR

           [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from        to

                        Commission file number: 0-25323

                        Albany Molecular Research, Inc.
            (Exact Name of Registrant as Specified in Its Charter)

               Delaware                              14-1742717
    (State or Other Jurisdiction of               (I.R.S. Employer
    Incorporation or Organization)               Identification No.)

 21 Corporate Circle, Albany, New York                  12203
    (Address of Principal Executive                  (Zip Code)
               Offices)

      Registrant's telephone number, including area code: (518) 464-0279

          Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class                 Name of Each Exchange on
                                                  Which Registered
                                     None.

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
                               (Title of Class)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [_]   No [X]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on March 18, 1999 was approximately $86.5 million based upon the closing price per share of the Registrant's Common Stock as reported on the Nasdaq National Market on March 18, 1999. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of March 18, 1999, there were 12,830,222 outstanding shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the following documents are incorporated by reference into the Parts of this Report on Form 10-K indicated below:

  (1) The Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on June 17, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        ALBANY MOLECULAR RESEARCH, INC.
                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                                                                  Page No.
                                                                  --------
                             Part I.

 Item 1.  Business..............................................      4

 Item 2.  Properties............................................     12

 Item 3.  Legal Proceedings.....................................     12

 Item 4.  Submission of Matters to a Vote of Security Holders...     12

                             Part II.

 Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters..................................     13

 Item 6.  Selected Financial Data...............................     16

 Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..................     16
 Item 7A. Quantitative and Qualitative Disclosures About Market
           Risk.................................................     26

 Item 8.  Financial Statements and Supplementary Data...........     27

 Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..................     43

                            Part III.

 Item 10. Directors and Executive Officers of the Registrant....     44

 Item 11. Executive Compensation................................     44

 Item 12. Security Ownership of Certain Beneficial Owners and
           Management...........................................     44

 Item 13. Certain Relationships and Related Transactions........     44

                             Part IV.

 Item 14. Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K..........................................     45

  This report contains statements that are "forward-looking statements." We may also make written or oral forward-looking statements in other documents we file with the Securities and Exchange Commission (the "Commission"), in our annual reports to stockholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters. In addition, information concerning the Company's growth, technology and industry, as well as the costs, timing and effectiveness of Year 2000 compliance, are forward-looking statements. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Company to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

  Some of the factors that might cause these differences are described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report; and the Company and its customers and suppliers may experience unanticipated delays or expenses in achieving Year 2000 compliance. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

                                    PART I

Item 1. Business.

  The information contained in this report is provided as of December 31, 1998, unless otherwise indicated.

General Overview

  Albany Molecular Research, Inc. is an integrated chemistry outsourcing company that offers a broad range of chemistry research and development services to pharmaceutical and biotechnology companies involved in drug discovery and development. The Company offers services traditionally provided by chemistry divisions within pharmaceutical companies, including medicinal chemistry, chemical development, analytical chemistry services and small-scale manufacturing. The Company's services are designed to permit pharmaceutical and biotechnology companies to reduce overall drug development time and cost and to pursue simultaneously a greater number of drug discovery and development opportunities. In addition to its contract services, the Company conducts a limited amount of proprietary research and development. The Company has developed and patented a substantially pure form of, and a manufacturing process for, the active ingredient in a new, non-sedating antihistamine marketed by Hoechst Marion Roussel, Inc. ("HMRI") as Allegra in the Americas and as Telfast elsewhere. Pursuant to a licensing agreement between the Company and HMRI, the Company has received $19.6 million in milestones and royalties for the year ended December 31, 1998, of which $3.7 million was from non-recurring milestone payments and $4.4 million was from royalties related to prior periods and is entitled to receive ongoing royalties from HMRI based upon a percentage of sales of the product.

The Importance of Chemistry in the Drug Discovery and Development Process

  General. Although many scientific disciplines are required for new drug discovery and development, chemistry and biology are at the center of this process. Chemists and biologists typically work together to prepare and deliver new chemical substances, develop laboratory models of disease, test compounds to identify agents that demonstrate the desired activity and finally create a marketable drug. Chemistry is an integral part of the drug discovery and development process, which includes: (i) lead discovery--the identification of a compound that may be developed into a new drug; (ii) lead optimization--an iterative process of modifying the structure of a lead compound to optimize its therapeutic properties; (iii) preclinical testing-- the testing of the compound in increasingly complex animal models; (iv) clinical trials--the multi-phase testing of the compound for safety and efficacy in humans; and (v) product commercialization--the manufacture, marketing and sale of commercial quantities of the approved drug.

                                [ARTWORK HERE]

  Lead Discovery. The first major hurdle in drug discovery is the identification of one or more lead compounds that interact with a biological target, such as an enzyme, receptor or other protein, that may be associated with a disease. A biological test or assay based on the target is developed and used to test or "screen" chemical compounds. Medicinal chemistry is used to synthesize these compounds rapidly and study the interaction between the three dimensional molecular structures of the compounds and biological targets (i.e., structure-activity relationships (SARs)). The objective of lead discovery is to identify a lead compound for further research and development.

  Lead Optimization. Once a lead compound has been discovered, medicinal chemistry is used to optimize that lead by modifying and synthesizing analogs of active lead candidates with improved potency, selectivity and/or pharmacokinetics (improved absorption, solubility, half-life and metabolism) in order to identify a more promising drug candidate. This iterative process involves the synthesis of compounds for biological testing, the analysis of the screening results and the further design and synthesis of additional compounds based upon the analysis of structure-activity relationships.

  During lead optimization, specialists in chemical development perform the scale up synthesis of a lead compound as that compound is advanced through the drug discovery and development process. These scientists are experts in the preparation of chemicals on a larger scale and focus on the efficiency, economics, simplicity and safety of the preparation of such chemicals. Chemical development is also an iterative process which may require progressive improvements in chemical synthesis as subsequent repeat batches are prepared. In addition to providing repeat synthesis, significant process research may be required to refine existing or develop new synthesis processes. Also during the lead optimization stage, analytical chemistry services are required for identity and purity testing and method development.

  Preclinical Testing. Following the selection of a lead compound during the lead optimization stage, advanced preclinical testing is conducted in order to evaluate the efficacy and safety of the lead compound prior to initiating human clinical trials. The lead compound must demonstrate a scientifically proven benefit in controlled and well defined biological tests in animal models, and must exhibit this benefit at doses much lower than those at which side effects would occur. During the lead optimization and preclinical testing phases, the synthesis of additional analogs of the lead compound using medicinal chemistry continues. Often a second compound, referred to as a backup compound or second generation analog, is synthesized and enters the drug development cycle. In addition, continued synthesis is desirable in order to prepare compounds of significant diversity to broaden potential patent coverage. As a result, the advancement of a lead compound into preclinical testing is often a catalyst which increases, rather than reduces, the need for additional medicinal chemical synthesis. During this phase, specialists in chemical development continue to conduct significant process research to optimize the production of a compound.

  Clinical Trials. During clinical trials several phases of studies are conducted to test the safety and efficacy of a drug candidate. As study populations increase and trial durations lengthen, larger quantities of the active ingredient are required. The bulk active ingredient, and the formulated drug product, must be prepared under cGMP guidelines. Analytical chemistry services are critical to cGMP manufacturing. Additional preparations provide an opportunity to further refine the manufacturing process, with the ultimate goal of maximizing the cost effectiveness and safety of the synthesis prior to commercialization.

  Service Offerings. The Company is an integrated chemistry outsourcing company that offers a broad range of chemistry research and development services to pharmaceutical and biotechnology companies involved in drug discovery and development. The Company's service offerings include medicinal chemistry, chemical development, analytical chemistry services and cGMP manufacturing. The significant experience and expertise of the Company's scientists enable the Company to provide high-quality, sophisticated chemistry services tailored to its customers' specific needs. The Company's services are designed to permit pharmaceutical and biotechnology companies to reduce overall drug development time and costs and to pursue simultaneously a greater number of drug discovery and development opportunities.

  The chart below sets forth the types of chemistry services which typically are employed in the different phases of drug discovery and development and those which are offered by the Company.

  [CHART WITH FIVE STAGES OF DRUG DISCOVERY AND DEVELOPMENT ON THE HORIZONTAL AXIS AND THE COMPANY'S FOUR SERVICE OFFERINGS ON THE VERTICAL AXIS, WITH BARS INDICATING (I) THE CURRENT SERVICES OFFERED BY THE COMPANY, (II) SERVICES PROVIDED BY COLLABORATIONS, AND (III) SERVICES NOT PROVIDED BY THE COMPANY.]



                              [INSERT CHART HERE]

  Medicinal Chemistry. The chemistry functions associated with the identification and optimization of a lead compound are handled by chemists specializing in medicinal chemistry. The role of the medicinal chemist is to synthesize small quantities of new and potentially patentable compounds for biological testing. The Company's medicinal chemistry group assists its customers in the pursuit of new drug leads as well as in lead development and optimization using modern structure-based drug design. The Company's medicinal chemistry group uses tools such as computational and combinatorial chemistry in conjunction with the traditional techniques of medicinal drug development.

  Medicinal chemistry services provided by the Company include:

  .  Design and synthesis of potential lead compounds;

  . Design, modification and synthesis of lead compounds with improved potency, selectivity and pharmacokinetics;

  . Development and synthesis of analogs of lead compounds to broaden patent protection; and

  . Resynthesis and expansion of customers' chemistry libraries by employing combinatorial and computational chemistry.

  Chemical Development. Chemical development involves the scale up synthesis of a lead compound. Processes developed for small scale production of a compound may not be suitable for larger scale production because they may be uneconomic, environmentally unacceptable or present safety concerns. The Company's chemical development scientists design novel or improved methods and processes suitable for medium to large scale production. The Company's chemical development scientists possess expertise in a broad range of structural classes of molecules and are able to address a wide variety of chemical synthesis and production problems.

  Chemical development services provided by the Company include:

  . Process research, consisting of the improvement or modification of existing processes;

  . Discovery and development of new product methodologies to prepare products;

  .  Process development and production of single-isomer molecules; and

  .  Development of practical purification techniques.

  Analytical Chemistry Services. The Company's analytical chemistry services include identity and purity testing, method development and validation, and stability testing. The Company also provides regulatory consulting services, including the preparation of regulatory filings, chemistry manufacturing and control documentation and testing, and scientific and technical writing. The cGMP guidelines mandated by the FDA necessitate employing analytical support for drugs under development, as well as drugs already on the market. The Company's analytical services are designed to support its customers' compliance with these guidelines. The Company typically provides these services at several stages throughout drug discovery and development starting with lead optimization.

  Analytical services provided by the Company include:

  .  Test method development and validation;

  .  Quality control and release testing;

  . High performance liquid and/or gas chromatography (including purity assessment), separation of enantiomers and identification of impurities;

  .  Spectroscopic and nuclear magnetic resonance services;

  . Stability studies for bulk active ingredients and formulated drug products; and

  . Preparation of regulatory documentation, including chemistry manufacturing and control (CMC) sections of investigational new drug applications ("IND"), new drug applications ("NDA") and Drug Master Files.

  cGMP Manufacturing Services. The Company provides chemical synthesis and manufacturing services for its customers under cGMP guidelines. All facilities and manufacturing techniques used in the manufacture of products for clinical use or for sale in the United States must be operated in conformity with cGMP guidelines as established by the FDA. The Company's Albany facility has production facilities, and quarantine and restricted access storage necessary for cGMP manufacturing. The Company currently has the capacity to produce laboratory scale amounts (1 to approximately 10 or more kilograms) of bulk active ingredients (chemicals).

Allegra/Telfast Royalty and Licensing Arrangement

  Fexofenadine HCl (marketed as Allegra in the Americas and as Telfast elsewhere), a new, non-sedating antihistamine, was developed to address certain rare side effects associated with its predecessor, Seldane. Seldane, a pro-drug, was rapidly converted by the liver into its active form, a metabolite known as terfenadine carboxylic acid ("TAM"). A very small percent of Seldane users exhibited ventricular arrhythmias, a side effect sometimes associated with Seldane. A desire to eliminate the side effect caused Marion Merrell Dow Inc. (now HMRI) to develop a synthetic form of the Seldane active metabolite.

  Independent of HMRI's development of TAM, the Company developed a new process to prepare TAM in a purer form. The Company subsequently filed a patent application in which this process chemistry, and the substantially pure TAM it produced, fexofenadine HCl, were claimed. The Company has obtained several U.S. and foreign patents relating to this technology. The Company's issued patents relating to TAM expire between 2013 and 2015. In March 1995, the Company entered into a license agreement with HMRI. Under the terms of the license agreement, the Company granted HMRI an exclusive, worldwide license to any patents issued to the Company related to its original TAM patent applications. In connection with the licensing arrangement, HMRI made a $2.0 million equity investment in the Company. Pursuant to the license agreement, HMRI has paid the Company an initial license fee and the Company has earned revenue from milestone payments and royalties. HMRI is obligated under the license agreement to pay ongoing royalties to the Company based upon sales of fexofenadine HCl. The Company is not entitled, however, to receive any additional milestone payments under the license agreement.

Current Collaborations; Customers

  The Company has entered into a number of collaborations with biotechnology and pharmaceutical companies that provide services or possess technology complementary to those provided or possessed by the Company. These collaborations are focused on particular aspects of the drug discovery or development process.

  In January 1998, the Company entered into an arrangement with Sphinx Pharmaceuticals (a division of Eli Lilly and Company) whereby the Company will use Sphinx technology to resynthesize the Sphinx combinatorial chemistry library. The Sphinx agreement terminates, in part, upon the completion of the resynthesis of the Sphinx combinatorial library (which is estimated to occur in December 1999) and may be terminated by Sphinx upon six months notice. The Company has been granted a non-exclusive license to use certain parts of the Sphinx technology, excluding the Lilly Combinatorial Library (as defined in the Sphinx agreement), after certain milestones have been met and subject to the payment of royalties by the Company. During the three years following the expiration of the Sphinx research program, the Company will pay Sphinx royalties based upon the compensation received by the Company under agreements with third parties for the use of Sphinx technology. In addition, the Company is obligated to pay Sphinx ongoing royalties based upon the sales of products comprising compounds discovered or developed by the Company using Sphinx technology.

  In February 1997, the Company began a collaboration with Cambrex Corporation ("Cambrex"), a New Jersey-based specialty chemistry manufacturing company which provides large-scale synthesis of pharmaceutical intermediates and active pharmaceutical ingredients. Cambrex currently has five cGMP manufacturing facilities in the United States and Europe. The Company, through Cambrex, can offer its customers the ability to move from small to full-scale production with minimal disruption and delay. Pursuant to the agreement between Cambrex and the Company, Cambrex is obligated to pay the Company royalties based upon projects referred to

Cambrex by the Company. In addition, Cambrex has engaged the Company to develop processes specifically designed to fit its large-scale cGMP manufacturing capabilities. According to the agreement, Cambrex intends to fund such projects to an annual level of at least $750,000. The agreement between Cambrex and the Company will terminate on April 1, 2000, unless extended.

  In October 1998, the Company entered into an agreement with the National Institute on Drug Abuse, a division of the National Institutes of Health, one of eight health agencies under the Federal Department of Health and Human Services ("NIDA") for the manufacture of bulk drug substances to be used in NIDA's research for the study and treatment of drug abuse and addiction. NIDA's scientific research programs address the most fundamental and essential questions about drug abuse, ranging from its causes and consequences, to its prevention and treatment. The contract, awarded through a competitive bidding process, requires that NIDA's potential drug candidates be manufactured by the Company under the strict requirements of cGMP. The Company was subsequently awarded task orders under this contract for the production of two such research compounds.

  The Company's customers include pharmaceutical companies, biotechnology companies, agricultural companies, fine chemical companies and contract chemical manufacturers. Contract revenue from Astra AB accounted for 23.7% of the Company's aggregate net contract revenue plus other operating revenue (including licensing fees, milestones and royalties) for the year ended December 31, 1997. No other customers accounted for more than 10% of the Company's aggregate net contract revenue plus other operating revenue (including licensing fees, milestones and royalties) for such period. For the year ended December 31, 1997, net contract revenue from the Company's three largest customers represented approximately 29%, 11% and 9% of total net contract revenue (excluding licensing fees, milestones and royalties), respectively. For the year ended December 31, 1998, net contract revenue from the Company's three largest customers represented approximately 15%, 14% and 12% of total net contract revenue (excluding licensing fees, milestones and royalties), respectively.

Marketing

  Since the Company's inception, its senior management and department heads have marketed its services. Because its customers are typically highly skilled scientists, the Company's use of its technical experts in marketing has allowed it to establish strong customer relationships. In addition to marketing by senior management, the Company has relied on the marketing efforts of consultants, both in the United States and abroad. The Company markets its services directly to customers through targeted mailings, meetings with senior management of pharmaceutical and biotechnology companies, maintenance of an extensive Internet website, participation in trade conferences and shows, and selected advertisements in scientific and trade journals. The Company has also received a significant amount of business from customer referrals.

  Historically, the Company has focused its marketing efforts in the eastern United States and western Europe. Recently, the Company has expanded its marketing efforts to include the western United States, Japan and the Far East. Such efforts include increased presence at trade shows in such areas, advertising in trade publications, visits by senior management to potential clients and the retention of independent marketing consultants.

Competition

  The Company believes that the successful recruitment and retention of qualified Ph.D., masters and bachelor level scientists is a key element in achieving its strategic goals. The Company believes that as competitive pressures in the pharmaceutical industry to produce lead compounds increase, the recruitment and retention of chemists will become increasingly competitive. In order to meet this challenge, the Company actively recruits scientists at colleges and universities, through third-party recruitment firms and through contacts of the Company's employees. The Company believes the sophisticated chemistry performed in the course of its business will assist it in attracting and retaining qualified scientists. As an incentive directed toward the recruitment and retention of highly skilled scientists, the Company has a program which provides that any scientist or scientists employed by the Company named as an inventor on a patent will receive in the aggregate 10% of any net licensing, milestone and royalty revenues received by the Company with respect to such patent. The Company offers competitive salaries and benefits to its scientists.

  The Company faces competition based on a number of factors, including size, relative expertise and sophistication, speed and costs of identifying and optimizing potential lead compounds and of developing and optimizing chemical processes. The Company competes with the research departments of pharmaceutical companies, biotechnology companies, combinatorial chemistry companies, contract research companies and research and academic institutions. Many of these competitors have greater financial and other resources and more experience in research and development than the Company. Smaller companies may also prove to be significant competitors, particularly through arrangements with large corporate collaborators.

  Historically, pharmaceutical companies have maintained close control over their research and development activities, including the synthesis, screening and optimization of chemical compounds and the development of chemical processes. Many of these companies, which represent a significant potential market for the Company's products and services, are developing or already possess in-house technologies and services offered by the Company. Academic institutions, governmental agencies and other research organizations are also conducting research in areas in which the Company provides services either on their own or through collaborative efforts.

  The Company anticipates that it will face increased competition in the future as new companies enter the market and advanced technologies become available. The Company's services and expertise may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of the Company's competitors. The existing approaches of the Company's competitors or new approaches or technologies developed by the Company's competitors may be more effective than those developed by the Company. There can be no assurance that the Company's competitors will not develop more effective or more affordable technologies or services thus rendering the Company's technologies and/or services obsolete, uncompetitive or uneconomical.

Patents and Proprietary Rights

  The Company's success will depend, in part, on its ability to obtain and enforce patents, protect trade secrets, obtain licenses to technology owned by third parties when necessary, and conduct its business without infringing the proprietary rights of others. The patent positions of pharmaceutical, medical products and biotechnology firms can be uncertain and involve complex legal and factual questions. There can be no assurance that any patent applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or commercial advantage, or will not be circumvented by others. In the event a third party has also filed one or more patent applications for inventions which conflict with those of the Company, the Company may have to participate in interference proceedings declared by the PTO to determine priority of invention, which could result in the loss of any opportunity to secure patent protection for the inventions and the loss of any right to use the inventions. Even if the eventual outcome is favorable to the Company, such proceedings could result in substantial cost to the Company. The filing and prosecution of patent applications, litigation to establish the validity and scope of patents, assertion of patent infringement claims against others and the defense of patent infringement claims by others can be expensive and time consuming. There can be no assurance that in the event that any claims with respect to any of the Company's patents, if issued, are challenged by one or more third parties, that any court or patent authority ruling on such challenge will determine that such patent claims are valid and enforceable. An adverse outcome in such litigation could cause the Company to lose exclusivity afforded by the disputed rights. If a third party is found to have rights covering products or processes used by the Company, the Company could be forced to cease using the technologies covered by such rights, could be subject to significant liability to such third party, and could be required to license technologies from such third party. Furthermore, even if the Company's patents are determined to be valid, enforceable, and broad in scope, there can be no assurance that competitors will not be able to design around such patents and compete with the Company and its licensees using the resulting alternative technology.

  The Company has a policy of seeking patent protection for patentable aspects of its proprietary technology. The Company owns five United States patents, three New Zealand patents and one Australian patent relating to fexofenadine HCl and certain related manufacturing processes. The Company's United States issued patents expire between 2013 and 2015 and New Zealand and Australian patents expire in 2014. The Company seeks patent protection with respect to products and processes developed in the course of its activities when it believes such protection is in its best interest and when the cost of seeking such protection is not inordinate. However, no assurance can be given that any patent application will be filed, that any filed applications will result in issued patents or that any issued patents will provide the Company with a competitive advantage or will not be successfully challenged by third parties. The protections afforded by patents will depend upon their scope and validity, and others may be able to design around the Company's patents.

  The Company may also enter into collaborations or other arrangements with its customers whereby the Company retains certain ownership rights or may be entitled to receive milestones and royalties with respect to proprietary technology developed by the Company during the contract period. However, many of the Company's contracts with its customers provide that ownership of proprietary technology developed by the Company in the course of work performed under the contract is vested in the customer, with the Company retaining little or no ownership interest.

  The Company also relies upon trade secrets and proprietary know-how for certain unpatented aspects of its technology. To protect such information, the Company requires all employees, consultants and licensees to enter into confidentiality agreements limiting the disclosure and use of such information. There can be no assurance that these agreements provide meaningful protection or that they will not be breached, that the Company would have adequate remedies for any such breach, or that the Company's trade secrets, proprietary know-how, and technological advances will not otherwise become known to others. In addition, there can be no assurance that, despite precautions taken by the Company, others have not and will not obtain access to the Company's proprietary technology. Further, there can be no assurance that third parties will not independently develop substantially equivalent or better technology.

Government Regulation

  Although the manufacture, transportation and storage of the Company's products are subject to certain laws and regulations discussed in the last paragraph of this section, the sale of the Company's services is not subject to significant government regulation. However, the Company's future profitability is dependent on the sales of pharmaceuticals and other products developed by the Company's customers and collaborators. Regulation by governmental entities in the United States and other countries will be a significant factor in the production and marketing of any pharmaceutical products that may be developed by a customer of the Company. The nature and the extent to which such regulation may apply to the Company's customers will vary depending on the nature of any such pharmaceutical products. Virtually all pharmaceutical products developed by the Company's customers will require regulatory approval by governmental agencies prior to commercialization. Human pharmaceutical products are subject to rigorous preclinical and clinical testing and other approval procedures by the FDA and by foreign regulatory authorities. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations are time consuming and require the expenditure of substantial resources.

  Generally, in order to gain FDA approval, a company first must conduct preclinical studies in the laboratory and in animal models to gain preliminary information on a compound's efficacy and to identify any safety problems. The results of these studies are submitted as a part of an Investigational New Drug Application ("IND") that the FDA must review before human clinical trials of an investigational drug can start. In order to commercialize any products, the Company or its customer will be required to sponsor and file an IND and will be responsible for initiating and overseeing the clinical studies to demonstrate the safety and efficacy that are necessary to obtain FDA approval of any such products. Clinical trials are normally done in three phases and generally take two to five years, but may take longer, to complete. After completion of clinical trials of a new product, FDA and foreign regulatory authority marketing approval must be obtained. If the product is classified as a new drug, the Company or its customer will be required to file an NDA and receive approval before commercial marketing of the drug. The testing and approval processes require substantial time, effort and expense and there can be no assurance that any approval will be granted on a timely basis, if at all. NDAs submitted to the FDA can take several years to obtain approval. Even if FDA regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. For marketing outside the United States, the Company will also be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

  All facilities and manufacturing techniques used in the manufacture of products for clinical use or for sale in the United States must be operated in conformity with cGMP guidelines as established by the FDA. The Company's facilities are subject to scheduled periodic regulatory inspections to ensure compliance with cGMP requirements. Failure on the part of the Company to comply with applicable requirements could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. A finding that the Company had materially violated cGMP requirements could result in additional regulatory sanctions and, in severe cases, could result in a mandated closing of the Company's facilities which would materially and adversely affect the Company's business, financial condition and results of operations.

  The research and development processes of the Company involve the controlled use of hazardous materials. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although the Company believes that its activities currently comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. In addition, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental laws and regulations in the future.

Item 2. Properties.

  The Company has two operating locations. The Company leases a two-story 90,500 square foot facility in Albany, New York. The lease for this facility expires on November 30, 2007. The Company has an option to renew this lease for an additional ten years. The lease also provides the Company an option to purchase the building within the next five years for $3.5 million. The Company's Albany facility has eight medicinal chemistry, four chemical development and two analytical laboratories, five dedicated cGMP manufacturing suites, four segregated cGMP dryer rooms, three analytical instrumentation rooms, and two areas for stability chambers. The Company also leases approximately 15,000-square feet of laboratory facilities in Rensselaer, New York. The lease for these laboratories expires June 30, 2001. The Company has the option to renew this lease on a year-to-year basis. The Company's Rensselaer facility has three medicinal chemistry, one combinatorial chemistry and three chemical development laboratories. In 1998, the Company had total operating lease costs of $559,000.

Item 3. Legal Proceedings.

  The Company, from time to time, may be involved in various claims and legal proceedings arising in the ordinary course of its business. The Company is not currently a party to any such claims or proceedings which, if decided adversely to the Company, would either individually or in the aggregate have a material adverse effect on the Company's business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

  There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through solicitation of proxies or otherwise.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  (a) Market Information. The Common Stock of the Company has been traded on the Nasdaq National Market ("Nasdaq") since the Company's initial public offering on February 4, 1999 and currently trades under the symbol "AMRI". The following table sets forth the high and low of the average daily bid and asked prices for the Company's Common Stock as reported by Nasdaq for the periods indicated:

                        Period                                 High ($) Low ($)
                        ------                                 -------- -------
   1999
     First Quarter (from February 4 through March 17, 1999)...  24.00    19.50

  (b) Holders. The number of record holders of the Company's Common Stock as of March 17, 1999 was approximately 74. The Company believes that the number of beneficial owners of the Company's Common Stock at that date was substantially greater.

  (c) Dividends. The Company has not declared any cash dividends on its Common Stock since its inception in 1991. The Company currently intends to retain its earnings for future growth and, therefore, does not anticipate paying cash dividends in the foreseeable future. Under Delaware law, the Company is permitted to pay dividends only out of its surplus, or, if there is no surplus, out of its net profits. Although the Company's current bank credit facility permits the Company to pay cash dividends, the payment of cash dividends may be prohibited under agreements governing debt which the Company may incur in the future.

  (d) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

    (a) Recent Sale of Unregistered Securities. Set forth in chronological order below is information regarding the number of shares of capital stock issued by the Company for the past three years beginning in February 1996. Further included is the consideration, if any received by the Company for such shares, and information relating to the section of the Securities Act of 1933, as amended (the "Securities Act"), or rule of the Commission under which exemption from registration was claimed. The following transactions give effect to the Company's 2.25-for-1 stock split of its Common Stock, which became effective in connection with its recent public offering.

      1. In February 1998, the Registrant issued 6,750 shares of the Registrant's Common Stock upon the exercise of an outstanding stock option for an aggregate exercise price of $990 to an employee of the Registrant in reliance upon the exemption from registration under Rule 701 promulgated under the Securities Act.

      2. In February 1998, the Registrant issued 5,738 shares of the Registrant's Common Stock upon the exercise of an outstanding stock option for an aggregate exercise price of $638 to an employee of the Registrant in reliance upon the exemption from registration under Rule 701 promulgated under the Securities Act.

      3. In March 1998, under the Registrant's 1992 Stock Option Plan, the Registrant granted options to purchase an aggregate of 33,750 shares of the Registrant's Common Stock to an employee of the Registrant in reliance upon the exemption from registration under Rule 701 promulgated under the Securities Act.

      4. In March 1998, the Registrant issued 1,876 shares of the Registrant's Common Stock upon the exercise of an outstanding stock option for an aggregate exercise price of $3,444 to the estate of a former director of the Registrant in reliance upon the exemption from registration under Rule 701 promulgated under the Securities Act.

      5. In March 1998, the Registrant issued 5,175 shares of the
    Registrant's Common Stock upon the exercise of an outstanding stock option for an aggregate exercise price of $575 to an employee of the

    Registrant in reliance upon the exemption from registration under Rule 701 promulgated under the Securities Act.

      6. In March 1998, the Registrant issued 22,500 shares of the Registrant's Common Stock to Hoffman Enterprises, the Registrant's landlord, as partial reimbursement for expenses incurred by Hoffman Enterprises in relocating other tenants in order to facilitate the Company's expansion in reliance upon the exemption from registration under Section 4(2) of the Securities Act.

      7. In March 1998, the Registrant issued 11,250 shares of the Registrant's Common Stock to Michael J. Sherrod in consideration of his interest in his regulatory consulting business in reliance upon the exemption from registration under Section 4(2) of the Securities Act.

      8. In April 1998, the Registrant issued 26,100 shares of the Registrant's Common Stock upon the exercise of outstanding stock options for an aggregate exercise price of $5,300 to employees of the Registrant in reliance upon the exemption from registration under Rule 701 promulgated under the Securities Act.

      9. In May 1998, the Registrant issued 9,000 shares of the
    Registrant's Common Stock upon the exercise of an outstanding stock option for an aggregate exercise price of $10,080 to an employee of the Registrant in reliance upon the exemption from registration under Rule 701 promulgated under the Securities Act.

      10. In June 1998, the Registrant issued 9,000 shares of the
    Registrant's Common Stock upon the exercise of outstanding stock options for an aggregate exercise price of $2,240 to employees of the Registrant in reliance upon the exemption from registration under Rule 701 promulgated under the Securities Act.

      11. In June 1998, the Registrant granted 788 shares of the
    Registrant's Common Stock to a director of the Registrant in reliance upon the exemption from registration under Rule 701 promulgated under the Securities Act.

      12. In July 1998, the Registrant issued 22,500 shares of the Registrant's Common Stock upon the exercise of an outstanding stock option for an aggregate exercise price of $5,000 to a consultant of the Registrant in reliance upon the exemption from registration under Rule 701 promulgated under the Securities Act.

      13. In August 1998, the Registrant issued 9,000 shares of the Registrant's Common Stock upon the exercise of an outstanding stock option for an aggregate exercise price of $10,080 to an employee of the Registrant in reliance upon the exemption from registration under Rule 701 promulgated under the Securities Act.

      14. In October 1998, the Registrant issued 200,558 shares of the Registrant's Common Stock upon the exercise of an outstanding stock option for an aggregate exercise price of $141,560 to a former officer of the Registrant in reliance upon the exemption from registration under Rule 701 promulgated under the Securities Act.

      15. In October 1998, the Registrant issued 1,125 shares of the Registrant's Common Stock to a director of the Registrant as compensation for his services as a director in reliance upon the exemption from registration under Rule 701 promulgated under the Securities Act.

      16. In October 1998, the Registrant granted options to purchase 5,625 shares of the Registrant's Common Stock to a director of the Registrant in reliance upon the exemption from registration under Rule 701 promulgated under the Securities Act.

      17. In December 1998, under the Registrant's 1992 Stock Option Plan, the Registrant granted options to purchase 2,250 shares of the Registrant's Common Stock to an employee of the Registrant in reliance upon the exemption from registration under Rule 701 promulgated under the Securities Act.

  (b) Use of Proceeds from Registered Securities.

  (1) The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed was February 3, 1999, and the Commission file number assigned to the registration statement is 333-58795.

  (2) The offering commenced as of February 4, 1999.

  (3) The offering did not terminate before any securities were sold.

  (4)(i) As of the date of the filing of this report, the offering has terminated and 2,815,000 of the securities registered were sold.

  (ii) The names of the managing underwriters are ING Baring Furman Selz LLC and Hambrecht & Quist LLC.

  (iii) The Company's Common Stock, par value $0.01 per share, was the class of securities registered.

  (iv) The Company registered 2,875,000 shares of its Common Stock (which includes 375,000 solely to cover over-allotments), having an aggregate price of the offering amount registered of $57.5 million. As of the date of the filing of this report, 2,815,000 of the total shares registered have been sold at an aggregate offering price of $56.3 million.

  (v) From February 4, 1999 to the date hereof, the amount of expenses incurred by the Company in connection with the issuance and distribution of the securities totaled $4.8 million, which consisted of direct payments of:
(i) $0.8 million in legal, accounting and printing fees; (ii) $3.9 million in underwriters discount, fees and commissions; and (iii) $0.1 million in miscellaneous expenses. No payments for such expenses were made to (i) any of the Company's directors, officers, general partners or their associates, (ii) any person(s) owning 10% or more of any class of equity securities of the Company or (iii) the Company's affiliates.

  (vi) The net offering proceeds to the Company after deducting its total expenses was $51.5 million.

  (vii) The Company used the net proceeds as follows: (i) approximately $7.9 million was used to repay indebtedness incurred in connection with the repurchase by the Company on October 28, 1998 of a total of 1,131,903 shares of Common Stock from the Company's former chief financial officer and a trust for the benefit of his family for an aggregate purchase price of approximately $9.9 million (the "Share Repurchase"); and (ii) approximately $5.0 million was used to repay a portion of the Company's outstanding indebtedness under its existing credit facility with Fleet Bank, N.A., including fees and accrued and unpaid interest. Other than in connection with the Share Repurchase, no such payments were made to (i) any of the Company's directors, officers, general partners or their associates, (ii) any person(s) owning 10% or more of any class of equity securities of the Company or (iii) the Company's affiliates.

  (viii) The uses of proceeds described do not represent a material change in the use of proceeds described in the Company's prospectus.

Item 6. Selected Financial Data.

                                            Year Ended December 31,
                                     -----------------------------------------
                                      1994    1995    1996     1997     1998
                                     ------  ------- -------  -------  -------
                                     (in thousands, except per share data)
Consolidated Statement of
 Operations Data:
Net contract revenue...............  $1,116  $ 2,959 $ 5,261  $ 8,104  $13,398
Cost of contract revenue...........     742    1,350   2,835    4,334    7,504
                                     ------  ------- -------  -------  -------
Gross profit from contract
 revenue...........................     374    1,609   2,426    3,770    5,894
Licensing fees, milestones and
 royalties, net....................     --       --      900    2,278   17,823
Operating expenses:
Research and development...........     152       37     245      627      723
Selling, general and
 administrative....................     253      882   1,219    2,246    4,490
                                     ------  ------- -------  -------  -------
  Total operating expenses.........     405      919   1,464    2,873    5,213
                                     ------  ------- -------  -------  -------
Income (loss) from operations......     (31)     690   1,862    3,175   18,504
Other income (expense):
Interest income (expense), net.....     (30)      37     (11)     (13)     (43)
Other non-operating income
 (expense), net....................     --         5      20      (26)     (37)
                                     ------  ------- -------  -------  -------
  Total other income (expense).....     (30)      42       9      (39)     (80)
                                     ------  ------- -------  -------  -------
Income (loss) before income taxes..     (61)     732   1,871    3,136   18,424
Income tax expense (benefit).......     (48)     252     637      947    6,979
                                     ------  ------- -------  -------  -------
Net income (loss)..................  $  (13) $   480 $ 1,234  $ 2,189  $11,445
                                     ======  ======= =======  =======  =======
Basic earnings (loss) per share....  $  --   $  0.05 $  0.12  $  0.20  $  1.07
Diluted earnings (loss) per share..  $  --   $  0.04 $  0.10  $  0.18  $  0.95
Weighted average common shares
 outstanding, basic................   8,856   10,263  10,706   10,761   10,683
Weighted average common shares
 outstanding, diluted..............   9,234   11,289  11,786   12,014   12,073
Consolidated Balance Sheet Data:
Cash and cash equivalents..........  $   45  $    35 $ 1,260  $ 1,262  $ 3,957
Working capital....................      87    2,171   3,011    4,407    8,344
Total assets.......................   1,059    5,108   8,501   10,629   28,908
Long-term debt, less current
 maturities........................     204      748   2,375    1,776   13,349
Total stockholders' equity.........     566    3,156   4,411    6,654    9,280

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the accompanying Consolidated Financial Statements and the Notes thereto included within this report. This Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company's actual results could differ materially from those projected in the forward-looking statements and therefore, prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, the factors set forth under "Risk Factors and Certain Factors Affecting Forward-Looking Statements," the discussion set forth below and the matters set forth in this Form 10-K generally.

Overview

  The Company was founded in 1991 and its mission has always been to provide a broad range of chemistry services throughout the drug discovery and development process. As the needs of the Company's customers have expanded and chemistry research outsourcing has increased, the Company has expanded its service offerings. In January 1994, the Company added its first cGMP manufacturing facility and in May 1996, the Company added analytical chemistry services. The Company has expanded its facility in Albany, New York, on several occasions and recently completed its largest expansion to date. After the latest expansion, the Company leases approximately 105,500 square feet of total laboratory and office space.

  Net contract revenue consists primarily of fees earned under contracts with third party customers, net of reimbursed expenses. Reimbursed expenses consist of laboratory supplies, chemicals and other costs reimbursed by customers and, in accordance with industry practice, are included in contract revenue. Reimbursed expenses vary from contract to contract. Accordingly, the Company views net contract revenue as its primary measure of revenue growth rather than licensing fees and royalties, which are dependent upon the Company's licensee's sales. In general, the Company provides services to customers on
(i) a full-time equivalent ("FTE") basis that establishes the number of FTEs contracted for a project, the duration of the contract period, the fixed price per FTE, plus an allowance for out-of-pocket expenses which may or may not be incorporated in the FTE rate, (ii) a time and materials ("T&M") basis under which the Company charges its customers based on an hourly rate plus out-of-pocket expenses or (iii) to a limited extent, a fixed price basis. Typically, FTE and T&M contracts are entered into for two to three year periods and fixed price contracts are entered into for much shorter periods of time (generally two to six months). Because the Company's fixed price contracts relate to projects that are generally limited in scope and such contracts are of generally short duration, the Company has not historically experienced cost overruns under such contracts which have had a material adverse effect on the Company's results of operations. To the extent the Company were to experience cost overruns under a particular fixed price contract, the profitability of such contract would be adversely affected and, if that fixed price contract were material to the Company, such overruns could have a material adverse effect on the Company's results of operations for the period during which the contract was performed. FTE and T&M contracts provide for annual adjustments in billing rates for the scientists assigned to the contract. Generally, the Company's contracts may be terminated by the customer upon 30, 60 or 90 days' prior notice. The Company recognizes contract revenue on a percentage-of-completion or per diem basis. Cost of revenue consists primarily of compensation and associated fringe benefits for employees and other direct project related costs.

  Net licensing fees, milestones and royalties consist of licensing fees, milestones and royalties net of technology incentive award expense incurred under the Company's Technology Development Incentive Plan. The Company maintains a Technology Development Incentive Plan, the purpose of which is to stimulate and encourage novel innovative technology development, which allows eligible participants to share in awards based on ten percent (10%) of the net revenue earned by the Company relating to patented technology with respect to which the eligible participant is named as an inventor.

  The Company earns royalties from HMRI under a license agreement based on sales of fexofenadine HCl, marketed as Allegra in the Americas and as Telfast elsewhere. Although the Company entered into the license agreement with HMRI in 1995, the Company began to recognize royalty revenue related to U.S. sales under that agreement in February 1998, due to the significant time taken for issuance of the Company's patents and the resolution of related patent interference claims. Royalty payments are due within 45 days after the end of a calendar quarter and determined based on such quarter's sales.

  Research and development expense consists of payments in connection with collaborations with academic institutions, compensation and benefits for scientific personnel for work performed on proprietary research projects and costs of supplies and chemicals related thereto. Selling, general and administrative expense consists of compensation and related fringe benefits for marketing and administrative employees, professional services, marketing costs and all costs related to facilities and information services.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

  Net contract revenue. Net contract revenue increased 65.3% to $13.4 million in 1998 from $8.1 million in 1997. The increase was due principally to the performance of a greater number of projects under contract, primarily for medicinal and chemical development services, which were enabled through an increase in the number of scientific staff to 87 at December 31, 1998 from 43 at December 31, 1997.

  Gross profit. Gross profit increased 56.3% to $5.9 million in 1998 from $3.8 million in 1997. Gross profit remained relatively constant as a percentage of net contract revenue.

  Licensing fees, milestones and royalties, net. Net licensing fees, milestones and royalties increased 682.5% to $17.8 million in 1998 from $2.3 million in 1997. As a result of the February 1998 PTO decision, the Company met all prerequisites of the licensing agreement with HMRI and recognized and received in the first three months of 1998 milestone payments and royalties on all sales of fexofenadine HCl in the United States from November 26, 1996, the date of patent issuance, through December 31, 1997. The Company recognized $19.6 million in milestones and royalties on all sales of fexofenadine HCl in the United States for 1998. All licensing fees, milestones and royalties associated with the HMRI license are subject to the Technology Development Incentive Plan. The Company's milestones and royalties from fexofenadine HCl for 1998 include $3.7 million in non-recurring milestone payments and $4.4 million in royalties related to prior periods and, as a result, such milestone payments and royalties may not be indicative of future amounts earned under the license agreement with HMRI. In particular, no further milestone payments are required under the agreement.

  Research and development. Research and development expense increased to $723,000 in 1998 from $626,000 in 1997. The increase was due primarily to expenses related to biological assay study agreements with third parties pertaining to the Company's proprietary research programs which commenced in February 1997 and July 1997, respectively.

  Selling, general and administrative. Selling, general and administrative expense increased 99.9% to $4.5 million in 1998 from $2.2 million in 1997 and represented 33.5% of net contract revenue in 1998 compared to 27.7% in 1997. The increase was due to a general increase in administrative and marketing staff to support the expansion of the Company's operations, increased expenses for recruitment of scientists, increased rent expense related to the ongoing expansion of the Company's Albany facility and a one-time expense of $200,000 incurred in early 1998 as a result of the Company's partial reimbursement of its landlord for expenses incurred by the landlord in relocating other tenants in order to facilitate the Company's expansion.

  Income tax expense. Income tax expense increased to $7.0 million in 1998 from $.9 million in 1997. The effective rate was 37.9% in 1998 and 30.2% in 1997. The increase in income tax expense was primarily a result of the increase in royalty and licensing fees. The change in the effective income tax rate principally resulted from the utilization of New York State investment tax credits in 1997, and an increase in the minimum effective federal rate from 34% to 35% due to the fact that the Company's taxable income was in excess of $10.0 million for 1998.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

  Net contract revenue. Net contract revenue increased 54.0% to $8.1 million in 1997 from $5.3 million in 1996. The increase was due principally to the performance of a greater number of contracts, primarily for medicinal and chemical development services, which were enabled through an increase in the number of scientific staff to 43 at December 31, 1997 from 31 at December 31, 1996.

  Gross profit. Gross profit increased 55.4% to $3.8 million in 1997 from $2.4 million in 1996. Gross profit remained relatively constant as a percentage of net contract revenue at 46.5% in 1997 compared to 46.1% in 1996, reflecting a fairly consistent mix of the type of contracts during the two years.

  Licensing fees, milestones and royalties, net. Licensing fees, milestones and royalties, net of the Company's technology incentive award, increased 153.1% to $2.3 million in 1997 from $900,000 in 1996. The increase in net licensing fees, milestones and royalties was due principally to the difference in prescribed milestones due to the Company from HMRI upon the issuance of non-U.S. patents to the Company with respect to fexofenadine HCl in 1997 and 1996. As a result of these patent issuances, the Company became entitled to receive royalties on all sales of fexofenadine HCl in those countries in which these patents were issued.

  Research and development. Research and development expense increased to $627,000 in 1997 from $245,000 in 1996. The increase was due primarily to expenses related to biological assay development study agreements with third parties pertaining to the Company's proprietary research programs, which commenced in February 1997 and July 1997, respectively.

  Selling, general and administrative. Selling, general and administrative expense increased 84.3% to $2.2 million in 1997 from $1.2 million in 1996, and represented 27.7% of net contract revenue in 1997 compared to 23.2% in 1996. The increase was due to a general increase in administrative and marketing staff due to the continued growth of the Company, an increase in executive compensation, higher accruals for incentive compensation, increased recruiting expenditures for scientific staff and an increase in the provision for doubtful accounts.

  Income tax expense. Income tax expense increased to $947,000 in 1997 from $637,000 in 1996. The effective tax rate was 30.2% in 1997 and 34.1% in 1996.
The increase in income tax expense was primarily a result of the increase in licensing fees, milestones and royalties. The change in the effective income tax rate principally resulted from New York State investment tax credits in 1997, which were $161,858.

Liquidity and Capital Resources

  The Company has funded its business through cash flows from operations, proceeds from borrowings and net proceeds of $51.5 million from its initial public offering completed in February 1999. During the years ended December 31, 1998, 1997 and 1996, the Company generated $11.2 million, $1.6 million and $2.1 million, respectively, in cash flow from operations and raised $7.0 million and $1.0 million in borrowings during the years ended December 31, 1998 and 1996, respectively. The Company had no new borrowings during 1997. The increase in cash flow for the year ended December 31, 1998 was principally due to an increase in net licensing fees, milestones and royalties.

  During the years ended December 31, 1998, 1997 and 1996, total capital expenditures were $11.4 million, $0.9 million and $2.6 million, respectively. Capital expenditures were incurred predominantly in connection with the Company's expansion of service offerings (computational chemistry and analytical services) in 1997, and in connection with the Company's 1998 and 1996 facilities expansions. In December 1997, the Company began its most recent phase of expansion at its main location in Albany, New York. The expansion has added 60,000 square feet to its existing 30,500 square feet of laboratory and administrative space. The expansion costs were approximately $11.0 million and was completed during January 1999.

  Working capital was $8.4 million at December 31, 1998, compared to $4.4 million at December 31, 1997, and $3.0 million at December 31, 1996. The increase in working capital for the year ended December 31, 1998 was primarily attributable to the milestones and royalties earned by the Company on its license agreement with HMRI, less the associated technology incentive compensation expense and income taxes. Of the $19.6 million in milestones and royalties earned by the Company under the HMRI license agreement during the year ended December 31, 1998, $3.7 million constituted non-recurring milestone payments and $4.4 million constituted royalties relating to prior periods. While the Company will continue to receive quarterly royalty payments under the HMRI license agreement, no additional milestone payments are due under the agreement. As a result, amounts earned under the agreement may be materially less than those earned during the year ended December 31, 1998. In addition, future royalties under the agreement are dependent upon future sales of fexofenadine HCl. The Company does not participate in the manufacture, marketing or sale of fexofenadine HCl by HMRI and relies entirely on the efforts of HMRI to manufacture, market and sell this product. There can be no assurance that HMRI will continue to be successful in marketing and selling fexofenadine HCl, that fexofenadine HCl will continue to receive market acceptance or that the Company will continue to receive royalties from HMRI in accordance with the terms of the license agreement. The occurrence of any one of these events in the future could have a material adverse impact on the Company's working capital, liquidity and capital resources. In December 1998, the Company also entered into a license agreement with HMRI relating to additional

TAM technology. Under the terms of the license agreement the Company granted HMRI an exclusive, worldwide license to the additional technology. In connection with the license agreement, HMRI paid the Company $700,000.

  The increase in working capital from December 31, 1997 compared to December 31, 1996, was attributable primarily to an increase in the number of scientific staff working on a greater number of projects, resulting in a substantial increase in billings at December 31, 1997 compared to December 31, 1996.

  The Company has available a bank credit facility to supplement its liquidity needs. The bank credit facility consists of a $15 million, three-year, revolving line of credit, which converts thereafter into a five-year term loan. The bank credit facility expires in July 2006. As of December 31, 1998, the Company had drawn an aggregate of $7.0 million under the bank credit facility. Amounts outstanding under the bank credit facility bear interest at variable rates which are based upon, at the option of the Company, the lender's prime rate or LIBOR. The interest rate on such indebtedness at December 31, 1998 was 5.55% per annum. The bank credit facility restricts or prohibits the Company from incurring indebtedness, incurring liens, disposing of assets and requires the Company to maintain certain financial ratios on an ongoing basis. The bank credit facility is secured by a lien on substantially all of the assets of the Company, other than its patents, and the assignment of the right to receive royalty payments from HMRI under the license agreement.

  The Company used $5.0 million of the net proceeds from its initial public offering to repay a portion of the outstanding indebtedness under the bank credit facility. On October 28, 1998, the Company paid $2.0 million in cash from borrowings under the bank credit facility and issued $7.9 million in promissory notes in connection with the repurchase by the Company of a total of 1,131,903 shares of Common Stock from the Company's former chief financial officer and a trust for the benefit of his family. The Company repaid the outstanding principal balance under the promissory notes out of the net proceeds of its initial public offering. The Company believes that the remaining net proceeds from this offering, together with cash generated from operations and borrowings under the bank credit facility, will be sufficient to fund its anticipated working capital needs and capital expenditures (other than financing necessary to complete future acquisitions, if any) for at least the next 24 months.

Year 2000 Compliance

  General. The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the application of computer programs which have been written using two digits, rather than four, to define the application year of business transactions. The Company's Year 2000 remediation and compliance program (the "Year 2000 Project") is managed by a Task Force consisting of representatives from all major operational units within the Company and is directed by the Company's President. The Year 2000 Project Task Force's focus has been the functional areas of information technology, non-information technology (embedded processors) and customer/vendor Year 2000 assessment.

  Information technology. The Company's Task Force and independent information technology consultants have conducted a comprehensive assessment of the Company's main computer system to identify the company-wide hardware and software impact of the Year 2000 problem and to identify mission critical software systems. They determined that no material changes are required for the Company's hardware and software to be considered Year 2000 compliant. Since substantially all of the Company's software are purchased "off the shelf" packages, much of the remediation and testing process is dependent on the accuracy of work performed by, and the Year 2000 compliance of, such purchased software. The Company has initiated discussions with its information technology vendors and will monitor their Year 2000 compliance programs and compliance of their products or services with required standards.

  Non-information technology. The Company's non-information technology systems consist mainly of embedded processors such as microcontrollers in security, fire prevention and climate control systems. The

Company has initiated discussions with vendors supplying such equipment and systems in order to assess the possibility of a Year 2000 failure in such areas. Because of the Company's recent physical expansion at its Albany, New York facility, a majority of the centralized microcontroller systems have been either recently installed or upgraded in capacity. Thus, the Company believes that a majority of the systems put in place during this expansion are currently Year 2000 compliant.

  Customer/vendor relationships. The Task Force is seeking to confirm the Year 2000 readiness of its material customers (such as Astra AB and Eli Lilly and Company) and its key licensees (such as HMRI), along with the Company's material vendors. The failure of any of its material customers or vendors to be Year 2000 compliant could have a material adverse effect on the Company's business, financial position and results of operations.

  Due to the non-proprietary nature of the Company's software systems, combined with the recent acquisition of a majority of the Company's information technology hardware, the Company anticipates that it will incur no material costs to become Year 2000 compliant. Due to the unlikely nature of internal failures at the Company, no contingency plans have been prepared to address this problem. The most likely reasonable worst case scenario for the Company with respect to the Year 2000 problem would be the failure of a material customer or vendor, including an energy vendor, to be Year 2000 compliant such that the failure would either cause the Company to lose a revenue stream or to experience a withholding of a vendor's goods or services because of the situation. In the case of a material customer, this could result in lost revenue, while in the case of a vendor, this could result in higher than anticipated expenses, as the Company would be required to seek alternative suppliers of these goods and services.

Risk Factors and Certain Factors Affecting Forward-Looking Statements

  The following factors should be considered carefully in addition to the other information in this Form 10-K. Except as mentioned above and except for the historical information contained herein, the discussion contained in this Form 10-K contains "forward-looking statements" that involve risk and uncertainties within the meaning of Section 27A of the Securities Act, and
Section 21E of the Exchange Act. The Company's actual results could differ materially from those discussed in this Form 10-K. Important factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere herein.

  The Company may not be able to attract and retain experienced scientists. The Company's future success will depend to a significant extent on its ability to attract, retain and motivate highly skilled chemists and other scientists. The Company's ability to maintain, expand or renew existing engagements with its customers, enter into new engagements and provide additional services to its existing customers depends, in large part, on its ability to hire and retain scientists with the skills necessary to keep pace with continuing changes in drug discovery and development technologies. The Company believes that there is a shortage of, and significant competition for, scientists with the skills and experience in chemistry necessary to perform the services offered by the Company. The Company competes with the research departments of pharmaceutical companies, biotechnology companies, combinatorial chemistry companies, contract research companies and research and academic institutions for new personnel. The inability to hire additional qualified personnel may materially adversely affect the Company's future growth and may require an increase in the level of responsibility for both existing and new personnel. There can be no assurance that the Company will be successful in attracting, retaining or motivating its scientific personnel. Failure to attract, retain or motivate such personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company may be adversely affected by a decline in the recent trend of pharmaceutical and biotechnology companies of outsourcing chemical research and development. The Company has benefited to date from the increasing trend of pharmaceutical and biotechnology companies to outsource chemical research and development projects. A reversal or slowing of this trend could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's contract revenues are highly dependent on research and development expenditures by the pharmaceutical and biotechnology industries. The

Company's operations could be materially adversely affected by general economic downturns in its clients' industries, the impact of the current trend toward consolidation in the pharmaceutical industry or any decrease in research and development expenditures. In addition, historically, a substantial portion of the Company's revenue has been derived from contracts with a limited number of significant customers. For the year ended December 31, 1997, net contract revenue from the Company's three largest customers represented approximately 29%, 11% and 9% of total net contract revenue, respectively. For the year ended December 31, 1998, net contract revenue from the Company's three largest customers represented approximately 15%, 14% and 12% of total net contract revenue, respectively. The Company's contracts generally are terminable upon 30, 60 or 90 days' notice by the customer. The Company's contracts may be terminated for a number of reasons, many of which may be beyond the Company's control, such as reduction or reallocation of a customer's research and development budget or change in a customer's overall financial condition. The loss of a large contract or multiple smaller contracts, or a significant decrease in revenue derived from such contracts, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, certain of the Company's contracts for the provision of its services have a fixed price or are subject to a maximum fee. As a result, the Company bears the risk of cost overruns with respect to such contracts. There can be no assurance that the Company will be able to perform its obligations with respect to any such contracts within the prescribed fixed fees or applicable maximum fees. Significant cost overruns with respect to such contracts could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company may not continue to receive significant royalties from the Allegra/Telfast license agreement. Under the terms of a license agreement, the Company has granted HMRI, formerly Marion Merrell Dow Inc., an exclusive, worldwide license in exchange for milestones and royalties to use the Company's patents relating to fexofenadine HCl, which is the active ingredient in a new, non-sedating antihistamine marketed and sold by HMRI as a prescription medicine. Fexofenadine HCl is marketed under the brand name Allegra in the Americas and under the brand name Telfast elsewhere. For the year ended December 31, 1997, the Company's milestones and royalties from fexofenadine HCl were $2.5 million, or 23.8% of the Company's aggregate net contract revenue plus other operating revenue, and for the year ended December 31, 1998, the Company's milestones and royalties from fexofenadine HCl were $19.6 million, or 59.5% of the Company's aggregate net contract revenue plus other operating revenue. The Company's milestones and royalties from fexofenadine HCl for the year ended December 31, 1998 include $3.7 million in non-recurring milestone payments and $4.4 million in royalties related to prior periods and as a result such milestone payments and royalties may not be indicative of future amounts earned under the license agreement with HMRI. In particular, no further milestone payments are required under the agreement. The Company does not participate in the manufacturing, marketing or sale of fexofenadine HCl by HMRI and relies entirely on the efforts of HMRI to manufacture, market and sell this product. There can be no assurance that HMRI will continue to be successful in marketing and selling fexofenadine HCl, that fexofenadine HCl will continue to receive market acceptance or that the Company will continue to receive significant royalties from HMRI in accordance with the license agreement. In addition, there can be no assurance that a comparable or superior antihistamine to fexofenadine HCl will not be developed or that fexofenadine HCl will not be found to have unintended side effects which could cause the United States Food and Drug Administration (the "FDA") or other government regulatory authorities to require that HMRI withdraw fexofenadine HCl from the market in the U.S. or other countries or could adversely affect market acceptance of fexofenadine HCl. The failure of fexofenadine HCl to be marketed successfully, to continue to receive market acceptance or to generate significant royalties would have a material adverse effect on the Company's business, financial condition and results of operations. In the event any of the Company's patents relating to fexofenadine HCl are subjected to successful challenge, royalties under the license agreement would be materially and adversely affected.

  The Company may not be able to obtain and enforce its intellectual property and technology. The Company's success will depend, in part, on its ability to obtain and enforce patents, protect trade secrets, obtain licenses to technology owned by third parties when necessary, and conduct its business without infringing the proprietary rights of others. The patent positions of pharmaceutical, medical products and biotechnology firms can be uncertain and involve complex legal and factual questions. There can be no assurance that any patent applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or commercial advantage, or will not be circumvented by others. In the event a third party has also filed one or more patent applications for inventions which conflict with those of the Company, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office (the "PTO") to determine priority of invention, which could result in the loss of any opportunity to secure patent protection for the inventions and the loss of any right to use the inventions. Even if the eventual outcome is favorable to the Company, such proceedings could result in substantial cost to the Company. The filing and prosecution of patent applications, litigation to establish the validity and scope of patents, assertion of patent infringement claims against others and the defense of patent infringement claims by others can be expensive and time consuming. There can be no assurance that in the event that any claims with respect to any of the Company's patents, if issued, are challenged by one or more third parties, that any court or patent authority ruling on such challenge will determine that such patent claims are valid and enforceable. An adverse outcome in such litigation could cause the Company to lose exclusivity afforded by the disputed rights. If a third party is found to have rights covering products or processes used by the Company, the Company could be forced to cease using the technologies covered by such rights, could be subject to significant liability to such third party, and could be required to license technologies from such third party. Furthermore, even if the Company's patents are determined to be valid, enforceable, and broad in scope, there can be no assurance that competitors will not be able to design around such patents and compete with the Company and its licensees using the resulting alternative technology.

  The Company may not effectively manage its growth. The Company's operations have grown rapidly and substantially in recent years. Such growth has placed and will continue to place a significant strain on the Company's operational, human and financial resources. The Company's ability to compete effectively will depend, in large part, upon its ability to hire, train and assimilate additional management, professional, scientific and technical operating personnel and its ability to expand, improve and effectively utilize its operating, management, marketing and financial systems to accommodate its expanded operations. The physical expansion of the Company's facilities to accommodate future growth may lead to significant costs and divert management and business development resources. The failure by the Company's management to effectively anticipate, implement and manage the changes required to sustain the Company's growth may have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company may not be able to retain key personnel. The Company's performance is highly dependent on the principal members of its senior management and scientific staff, including, in particular, Dr. Thomas E. D'Ambra, the Company's Chairman and Chief Executive Officer, Dr. Donald E. Kuhla, the Company's President and Chief Operating Officer, Mr. David P. Waldek, the Company's Chief Financial Officer, Dr. Harold Meckler, the Company's Vice President, Chemical Development, and Dr. Michael P. Trova, the Company's Vice President, Medicinal Chemistry. Although the Company has entered into agreements containing non-competition restrictions with its senior scientific and management personnel and into employment agreements with Drs. D'Ambra, Kuhla, Meckler, and Trova and Mr. Waldek, the Company does not have employment agreements with all of its key personnel. No assurance can be given that the Company will be able to retain such personnel. The Company maintains key person life insurance on Dr. D'Ambra. The loss of one or more members of the Company's senior management or scientific staff could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company's technologies and/or services may be replaced by its competitors. The Company faces competition based on a number of factors, including size, relative expertise and sophistication, speed and costs of identifying and optimizing potential lead compounds and of developing and optimizing chemical processes. The Company competes with the research departments of pharmaceutical companies, biotechnology companies, combinatorial chemistry companies, contract research companies and research and academic institutions. Many of these competitors have greater financial and other resources and more experience in research and development than the Company. Smaller companies may also prove to be significant competitors, particularly through arrangements with large corporate collaborators.

  Historically, pharmaceutical companies have maintained close control over their research and development activities, including the synthesis, screening and optimization of chemical compounds and the development of chemical processes. Many of these companies, which represent a significant potential market for the Company's products and services, are developing or already possess in-house technologies and services offered by the Company. Academic institutions, governmental agencies and other research organizations are also conducting research in areas in which the Company provides services either independently or through collaborative efforts.

  The Company anticipates that it will face increased competition in the future as new companies enter the market and advanced technologies become available. The Company's services and expertise may be rendered obsolete or uneconomical by technological advances or novel approaches developed by one or more of the Company's competitors. The existing approaches of the Company's competitors or new approaches or technologies developed by the Company's competitors may be more effective than those developed by the Company. There can be no assurance that the Company's competitors will not develop more effective or more affordable technologies or services, thus rendering the Company's technologies and/or services obsolete, uncompetitive or uneconomical. There can be no assurance that the Company will be able to compete successfully with existing or potential competitors or that competitive factors will not have a material adverse effect on the Company's business, financial condition or results of operations.

  The Company may not be able to attract new customers or build and maintain efficient and effective sales and marketing initiatives. To date, the Company has sold its services and products primarily through the efforts of the Company's senior management. The Company anticipates that it will need to retain additional sales and marketing personnel and expand its sales and marketing activities in order to achieve significant long-term growth. There can be no assurance that the Company will be able to build and maintain an efficient and effective sales and marketing organization or that such an organization will be successful in attracting new customers. The failure to build a successful sales organization could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company's insurance policies may not adequately cover damage awards or legal costs. The Company develops, tests and, to a very limited extent, manufactures pharmaceutical products intended for use in humans. Such activities could expose the Company to the risk of liability for personal injury or death to persons using such products, although the Company does not manufacture in bulk, market or sell such products. No assurance can be given that the Company will not be required to pay damages or incur defense costs in connection with any such claim. The Company currently maintains product liability insurance with respect to these risks. No assurance can be given that such insurance will be adequate or can be maintained at acceptable costs or at all. The failure of such insurance policies to protect the Company from such claims or liabilities could have a material adverse effect on the Company's business, financial condition and results of operations.

  All facilities and manufacturing techniques used in the manufacture of products for clinical use or for sale in the United States must be operated in conformity with current Good Manufacturing Practices ("cGMP") guidelines as established by the FDA. The Company's facilities are subject to scheduled periodic regulatory inspections to ensure compliance with cGMP requirements. Failure on the part of the Company to comply with applicable requirements could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. A finding that the Company had materially violated cGMP requirements could result in additional regulatory sanctions and, in severe cases, could result in a mandated closing of the Company's facilities which would materially and adversely affect the Company's business, financial condition and results of operations.

  The Company's operations may be materially interrupted. The Company's results of operations are dependent upon the continued use of its highly specialized laboratories and equipment. The Company's operations are primarily concentrated in a single facility in Albany, New York. Although the Company has contingency plans in effect for certain natural disasters, as well as other unforeseen events which could damage the Company's laboratories or equipment, no assurance can be given that any such events will not materially interrupt the Company's business. The Company maintains business interruption insurance to cover lost revenues caused by such occurrences. However, such insurance would not compensate the Company for the loss of opportunity and potential adverse impact on relations with existing customers created by an inability to complete its customer contracts in a timely manner.

  The Company may not be able to identify suitable acquisition candidates or successfully integrate any future acquisitions. The Company from time to time reviews potential acquisition candidates in the ordinary course of its business. No assurance can be given that acquisition candidates will be available or will be available on terms and conditions acceptable to the Company. Acquisitions involve numerous risks, including among others, difficulties and expenses incurred in connection with the consummation of such acquisitions by the Company and the subsequent assimilation of the operations, personnel and services or products of the acquired companies, the difficulty of operating new businesses, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired company. Acquisitions of foreign companies may also involve the additional risks of assimilating differences in business practices and overcoming language barriers. To date, the Company has grown entirely through internal expansion, and there can be no assurance that any acquisition will be identified or completed or, if completed, will be successfully integrated into the Company's operations. The Company presently has no agreements or commitments with respect to any acquisition.

  The Company's revenues from pharmaceutical and biotechnological industries may decline as a result of pharmaceutical and health care reform. The Company expects that a substantial portion of its contract revenues in the foreseeable future will be derived from services provided to the pharmaceutical and biotechnology industries. Accordingly, the Company's future success is directly dependent upon the success of the companies within those industries and their continued demand for the Company's services. The levels of revenues and profitability of pharmaceutical and biotechnology companies may be affected by the continuing efforts of governmental and third party payors to contain or reduce the costs of health care through various means and the initiatives of third party payors with respect to the availability of reimbursement. For example, in certain foreign markets pricing or profitability of pharmaceuticals is subject to government control. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar government control. It is uncertain what legislative proposals may be adopted or what actions federal, state or private third party payors for health care goods or services may take in response to any health care reform proposals or legislation. To the extent that such proposals or reforms have a material adverse effect on the businesses, financial condition, results of operations and profitability of pharmaceutical and biotechnology companies that are actual or prospective customers for the Company's services and products, the Company's business, financial condition and results of operations could be materially and adversely affected.

  The Company may be liable in connection with its use of hazardous materials. The research and development processes of the Company involve the controlled use of hazardous materials. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. The risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result, and any such liability could exceed the resources of the Company. In addition, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental laws and regulations related to the handling or disposal of such materials or waste products in the future, which could have a material adverse effect on the Company's business, financial condition or results of operations.

  The price of the Company's Common Stock may fluctuate. The trading price of the Common Stock could be subject to wide fluctuations in response to quarter-to-quarter variations in the Company's operating results, changes in earnings estimates by analysts, material announcements by the Company or its competitors, governmental regulatory action, or other events or factors, many of which are beyond the Company's control. The Company believes that quarterly comparison of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. The stock market has experienced extreme price and volume fluctuations which have affected market prices of smaller capitalization companies and which often have been unrelated to the operating performance of such companies. In addition, the Company's operating results in future quarters may be below the expectations of securities analysts and investors. In such event, the price of the Common Stock would likely decline, perhaps substantially.

  The Company and its computer systems may not adequately address Year 2000 issues. The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the application of computer programs which have been written using two digits, rather than four, to define the application year of business transactions. The Company's independent information technology consultant has conducted a comprehensive assessment of the Company's computer systems to identify the systems that could be affected by the Year 2000, and has determined that no material changes are required for the Company's computer systems to be Year 2000 compliant. As such, the Company believes that, based upon currently available information, it will incur no material costs associated with becoming Year 2000 compliant. The Company is seeking to confirm the Year 2000 readiness of its material customers (such as Astra AB and Eli Lilly and Company), its key licensees (such as HMRI) and its material vendors. Failure of the Company, its software providers or the Company's customers or vendors to adequately address the Year 2000 issue could result in misstatement of reported financial information or otherwise materially and adversely affect the Company's business, financial condition and results of operations.

  The Company does not currently intend to pay dividends. The Company has not declared cash dividends on its Common Stock since its inception and the Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Under Delaware law, the Company is permitted to pay dividends only out of its surplus, or, if there is no surplus, out of its net profits. Although the Company's current bank credit facility permits the Company to pay cash dividends, the payment of cash dividends may be prohibited under agreements governing debt which the Company may incur in the future.

  Anti-takeover provisions may interfere with changes in control that would be beneficial to the interests of the Company's stockholders. Certain provisions of the Company's Restated Certificate of Incorporation and Amended and Restated By-laws, certain sections of the Delaware General Corporation Law, and the ability of the Board of Directors to issue shares of preferred stock and to establish the voting rights, preferences and other terms thereof, may be deemed to have an anti-takeover effect and may discourage takeover attempts not first approved by the Board of Directors (including takeovers which stockholders may deem to be in their best interests). Such provisions include, among other things, a classified Board of Directors serving staggered three-year terms, the elimination of stockholder voting by written consent, the removal of directors only for cause, the vesting of exclusive authority in the Board of Directors to determine the size of the Board of Directors and (subject to certain limited exceptions) to fill vacancies thereon, the vesting of exclusive authority in the Board of Directors (except as otherwise required by law) to call special meetings of stockholders, and certain advance notice requirements for stockholder proposals and nominations for election to the Board of Directors. These provisions, and the ability of the Board of Directors to issue preferred stock without further action by stockholders, could delay or limit the removal of incumbent directors or the assumption of control by stockholders, even if such removal or assumption of control would be beneficial to stockholders, and also could discourage or make more difficult a merger, tender offer or proxy contest, even if such events would be beneficial, in the short term, to the interests of stockholders. The Company is subject to Section 203 of the Delaware General Corporation Law which, in general, imposes restrictions upon certain acquirors (including their affiliates and associates) of 15% or more of the Company's Common Stock.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

  Not Applicable.

Item 8. Financial Statements and Supplementary Data.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Albany Molecular Research, Inc.:

  We have audited the accompanying consolidated financial statements of Albany Molecular Research, Inc. and subsidiary as listed in the accompanying index on page 45. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Albany Molecular Research, Inc. and subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Albany, New York
March 19, 1999

                        ALBANY MOLECULAR RESEARCH, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                       ------------------------
                                                          1997         1998
                                                       -----------  -----------
                       Assets
Current assets:
 Cash and cash equivalents...........................  $ 1,261,518  $ 3,957,091
 Accounts receivable (net of allowance of for
  doubtful accounts of $114,000 and $0 at December
  31, 1997 and 1998, respectively)...................    1,976,637    2,798,742
 Current installment of notes receivable.............          --       104,832
 Royalty income receivable...........................          --     3,256,498
 Investment securities, available-for-sale...........    1,949,546    2,026,620
 Interest receivable.................................       25,961       27,043
 Inventory...........................................      317,789      575,525
 Unbilled services...................................      192,822      105,036
 Income tax prepayments..............................      312,377      517,840
 Prepaid expenses....................................      131,798      744,701
                                                       -----------  -----------
 Total current assets................................    6,168,448   14,113,928
Property and equipment:
 Laboratory equipment and fixtures...................    3,323,232    9,919,153
 Office equipment....................................      840,256    1,997,278
 Leasehold improvements..............................    1,000,120    4,019,378
 Construction-in-progress............................       76,574      615,571
                                                       -----------  -----------
                                                         5,240,182   16,551,380
 Accumulated depreciation and amortization...........   (1,265,255)  (2,233,163)
                                                       -----------  -----------
 Net property and equipment..........................    3,974,927   14,318,217
Other assets:
 Patents and patent application costs................      212,291      224,449
 Notes receivable, excluding current installment.....          --        60,000
 Deferred income tax benefit.........................      230,000       61,000
 Other assets........................................       43,668      130,581
                                                       -----------  -----------
 Total other assets..................................      485,959      476,030
                                                       -----------  -----------
 Total assets........................................  $10,629,334  $28,908,175
                                                       ===========  ===========
        Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable and accrued expenses...............  $   898,256  $ 2,849,828
 Unearned income.....................................      212,008    1,150,858
 Customer deposits...................................      202,293      182,293
 Current installments of obligation under capital
  lease..............................................        1,256          --
 Current installments of long-term debt..............      448,005    1,587,168
                                                       -----------  -----------
 Total current liabilities...........................    1,761,818    5,770,147
 Long-term liabilities:
 Long-term debt, excluding current installments......    1,775,703   13,348,672
 Deferred income taxes...............................      437,631      509,812
                                                       -----------  -----------
 Total liabilities...................................    3,975,152   19,628,631
Commitments (Notes 2, 7, 9, and 11)
Stockholders' equity:
 Preferred stock, $0.01 par value, authorized
  1,000,000 shares, issued and outstanding 100,000
  shares.............................................        1,000        1,000
 Common stock, $0.01 par value, authorized 50,000,000
  shares; issued 10,770,767 shares in 1997 and
  11,102,127 in 1998; outstanding 10,770,767 in 1997
  and 9,970,224 in 1998..............................      107,707      111,021
 Additional paid-in capital..........................    2,607,593    3,834,411
 Retained earnings...................................    3,883,379   15,328,015
 Treasury stock, at cost.............................          --   (10,061,360)
 Accumulated other comprehensive income..............       54,503       66,457
                                                       -----------  -----------
 Total stockholders' equity..........................    6,654,182    9,279,544
                                                       -----------  -----------
 Total liabilities and stockholders' equity..........  $10,629,334  $28,908,175
                                                       ===========  ===========

          See Accompanying Notes to Consolidated Financial Statements.

                        ALBANY MOLECULAR RESEARCH, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Year Ended December 31,
                                           -----------------------------------
                                              1996        1997        1998
                                           ----------  ----------  -----------
Contract revenue.......................... $6,177,371  $8,805,066  $14,056,496
Reimbursed expenses.......................   (916,027)   (701,034)    (658,875)
                                           ----------  ----------  -----------
Net contract revenue......................  5,261,344   8,104,032   13,397,621
Cost of contract revenue..................  2,834,760   4,334,245    7,503,785
                                           ----------  ----------  -----------
Gross profit from contract revenue........  2,426,584   3,769,787    5,893,836
                                           ----------  ----------  -----------
Other operating revenue:
  Non-recurring licensing fees, milestones
   and royalties..........................  1,000,000   2,500,000    8,068,921
  Recurring royalties.....................        --       30,871   11,575,931
  Technology incentive award..............   (100,000)   (253,093)  (1,821,628)
                                           ----------  ----------  -----------
    Other operating revenue, net..........    900,000   2,277,778   17,823,224
                                           ----------  ----------  -----------
Operating expenses:
  Research and development................    244,812     626,471      722,559
  Selling, general and administrative.....  1,219,144   2,246,391    4,490,241
                                           ----------  ----------  -----------
    Total operating expenses..............  1,463,956   2,872,862    5,212,800
                                           ----------  ----------  -----------
Income from operations....................  1,862,628   3,174,703   18,504,260
                                           ----------  ----------  -----------
Other income (expense):
  Interest expense........................   (137,967)   (175,969)    (381,821)
  Interest income.........................    126,474     163,051      338,090
  Realized gain on sale of investment
   securities.............................      3,895         --           --
  Other non-operating income (expense)....     16,235     (25,629)     (36,555)
                                           ----------  ----------  -----------
    Total other income (expense)..........      8,637     (38,547)     (80,286)
                                           ----------  ----------  -----------
Income before income tax expense..........  1,871,265   3,136,156   18,423,974
Income tax expense........................    637,476     946,941    6,979,338
                                           ----------  ----------  -----------
Net income................................ $1,233,789  $2,189,215  $11,444,636
                                           ==========  ==========  ===========
Basic earnings per share.................. $     0.12  $     0.20  $      1.07
Diluted earnings per share................ $     0.10  $     0.18  $      0.95

          See Accompanying Notes to Consolidated Financial Statements.

                        ALBANY MOLECULAR RESEARCH, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1996, 1997 and 1998

                               Preferred Stock           Common Stock          Accumulated
                               ---------------- ------------------------------    Other
                    Compre-     Number   $0.01    Number    $0.01   Additional   Compre-
                    hensive       of      Par       of       Par     Paid-in     hensive    Retained     Treasury
                    Income      Shares   Value    Shares    Value    Capital     Income     Earnings      Stock         Total
                  -----------  -------- ------- ---------- -------- ---------- ----------- ----------- ------------  ------------
Balance at
 December 31,
 1995............ $             100,000 $ 1,000 10,592,089 $105,921 $2,558,400   $30,067   $   460,375 $        --   $  3,155,763
 Issuance of
  common stock...         --        --      --     163,238    1,632     23,055       --            --           --         24,687
 Change in
  unrealized gain
  on securities
  available-for-
  sale, net of
  tax of $4,281..      (6,422)      --      --         --       --         --     (6,422)          --           --         (6,422)
 Tax benefit from
  exercise of
  stock options..         --        --      --         --       --       2,697       --            --           --          2,697
 Net income for
  1996...........   1,233,789       --      --         --       --         --        --      1,233,789          --      1,233,789
                  -----------  -------- ------- ---------- -------- ----------   -------   ----------- ------------  ------------
Balance at
 December 31,
 1996............ $ 1,227,367   100,000 $ 1,000 10,755,327 $107,553 $2,584,152   $23,645   $ 1,694,164 $        --   $  4,410,514
                  ===========  ======== ======= ========== ======== ==========   =======   =========== ============  ============
 Issuance of
  common stock...         --        --      --      15,440      154     23,441       --            --           --         23,595
 Change in
  unrealized gain
  on securities
  available-for-
  sale, net of
  tax of
  $20,572........      30,858       --      --         --       --         --     30,858           --           --         30,858
 Net income for
  1997...........   2,189,215       --      --         --       --         --        --      2,189,215          --      2,189,215
                  -----------  -------- ------- ---------- -------- ----------   -------   ----------- ------------  ------------
Balance at
 December 31,
 1997............ $ 2,220,073   100,000 $ 1,000 10,770,767 $107,707 $2,607,593   $54,503   $ 3,883,379 $        --   $  6,654,182
                  ===========  ======== ======= ========== ======== ==========   =======   =========== ============  ============
 Issuance of
  common stock...         --        --      --     331,360    3,314    484,243       --            --           --        487,557
 Tax benefit from
  exercise of
  stock options..         --        --      --         --       --     742,575       --            --           --        742,575
 Change in
  unrealized gain
  on securities
  available-for-
  sale, net of
  tax of $7,968..      11,954       --      --         --       --         --     11,954           --           --         11,954
 Purchase of
  1,131,903
  shares for
  treasury
  stock..........         --        --      --         --       --         --        --            --   (10,061,360)  (10,061,360)
 Net income for
  1998...........  11,444,636       --      --         --       --         --        --     11,444,636          --     11,444,636
                  -----------  -------- ------- ---------- -------- ----------   -------   ----------- ------------  ------------
Balance at
 December 31,
 1998............ $11,456,590   100,000 $ 1,000 11,102,127 $111,021 $3,834,411   $66,457   $15,328,015 $(10,061,360) $  9,279,544
                  ===========  ======== ======= ========== ======== ==========   =======   =========== ============  ============

          See Accompanying Notes to Consolidated Financial Statements.

                        ALBANY MOLECULAR RESEARCH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Year Ended December 31,
                                         --------------------------------------
                                            1996         1997          1998
                                         -----------  -----------  ------------
Operating Activities
Net income.............................  $ 1,233,789  $ 2,189,215  $ 11,444,636
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
 Depreciation and amortization.........      379,327      689,472     1,056,042
 Net realized gain on security
  transactions.........................       (3,895)         --            --
 Net loss on sale of assets............        1,578        9,398        44,005
 Provision for doubtful accounts.......          --       114,000       (30,000)
 Deferred income tax expense
  (benefit)............................      164,927      (39,919)      233,213
 (Increase) decrease in:
 Accounts receivable...................       35,622   (1,215,678)     (753,867)
 Royalty income receivable.............          --           --     (3,256,498)
 Inventory, prepaid expenses and income
  tax prepayments......................      (85,728)    (457,624)     (519,667)
 Interest receivable...................       (7,616)        (805)       (1,081)
 Unbilled services.....................       (6,009)       9,300        87,786
 Notes receivable......................          --           --         43,070
 Increase (decrease) in:
 Accounts payable and accrued
  expenses.............................      (14,055)     575,502     1,951,572
 Customer deposits.....................       30,000       37,293       (20,000)
 Unearned income.......................       44,754       76,631       938,850
 Income taxes payable..................      338,684     (338,684)          --
                                         -----------  -----------  ------------
Net cash provided by operating
 activities............................    2,111,378    1,648,101    11,218,061
                                         -----------  -----------  ------------
Investing activities
 (Increase) decrease in certificate of
  deposit..............................       (1,472)      52,551           --
 Purchases of investment securities....     (274,146)    (163,216)      (57,151)
 Proceeds from sales of investment
  securities...........................      445,467          --            --
 Purchases of property and equipment...   (2,596,060)    (869,954)  (11,420,227)
 Proceeds from sale of equipment.......        1,500        4,265        12,625
 Purchase of customer list.............          --           --        (18,000)
 Payments for patent application and
  other costs..........................      (39,185)     (85,146)     (176,808)
                                         -----------  -----------  ------------
Net cash used in investing activities..   (2,463,896)  (1,061,500)  (11,659,561)
                                         -----------  -----------  ------------
Financing activities
 Principal payments on long-term debt..  $(2,163,883) $  (604,683) $ (2,223,708)
 Principal payments under capital lease
  obligations..........................       (3,478)      (3,550)       (1,256)
 Proceeds from borrowings under long-
  term debt............................    3,720,000          --      7,000,000
 Payment to acquire treasury shares....          --           --     (2,125,520)
 Proceeds from sale of common stock....       24,687       23,595       487,557
                                         -----------  -----------  ------------
Net cash provided by (used in)
 financing activities..................    1,577,326     (584,638)    3,137,073
                                         -----------  -----------  ------------
Increase in cash and cash equivalents..    1,224,808        1,963     2,695,573
Cash and cash equivalents at beginning
 of period.............................       34,747    1,259,555     1,261,518
                                         -----------  -----------  ------------
Cash and cash equivalents at end of
 period................................  $ 1,259,555  $ 1,261,518  $  3,957,091
                                         ===========  ===========  ============
Noncash items:
 Purchase of treasury stock through
  issuance of long-term debt...........  $       --   $       --   $  7,935,840
 Common stock issued for purchase of
  customer list........................  $       --   $       --   $    100,000
 Common stock issued for relocation
  incentive............................  $       --   $       --   $    200,000
 Increase (decrease) in net unrealized
  gain on securities available-for-
  sale, net of tax.....................  $    (6,422) $    30,858  $     11,954
 Tax benefit from exercise of stock
  options..............................  $     2,697  $       --   $    742,575
Additional disclosures relative to cash
 flows:
 Interest paid.........................  $   120,058  $   175,616  $    381,821
 Income taxes paid.....................  $    91,800  $ 1,637,921  $  6,209,012
 Property and equipment depreciation
  expense..............................  $   368,738  $   684,909  $  1,020,305

          See Accompanying Notes to Consolidated Financial Statements.

                        ALBANY MOLECULAR RESEARCH, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1996, 1997 and 1998

1. Summary of Significant Accounting Policies

 Nature of Business

  The Company is an integrated chemistry outsourcing company that offers a broad range of chemistry research and development services to pharmaceutical and biotechnology companies involved in drug discovery and development. The Company offers services traditionally provided by the chemistry divisions within pharmaceutical companies, including medicinal chemistry, chemical development, analytical chemistry services and small-scale manufacturing. In addition to these contract services, the Company conducts a limited amount of proprietary research and development.

 Basis of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Albany Molecular Research Export, Inc. (formed in April 1998). All intercompany balances and transactions have been eliminated during consolidation.

 Use of Management Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results can vary from these estimates.

 Revenue Recognition

  The Company recognizes net revenue from its fixed fee type contracts on a percentage-of-completion basis, and other types of contracts on a per diem basis as work is performed. In general, provisions include predetermined payment schedules, or the submission of appropriate billing detail establishing prerequisites for billings. Unbilled services arise when services have been rendered under these contracts but customers have not been billed. Similarly, unearned income represents prebilling for services that have not yet been billed. Any losses on contracts are recorded when they are determinable and estimable.

  The Company recognizes revenue from licensing fees, milestones and royalties when the earnings process has been deemed completed and any uncertainties regarding potential revenue have been resolved.

 Credit Risk

  The Company provides credit in the normal course of business to its customers, substantially all of which are in the pharmaceutical and biotechnology industries. To reduce credit risk, the Company generally requires advance payments on contracts.

 Cash Equivalents

  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

 Inventories

  Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist primarily of organic chemicals used as raw materials in the production process.

 Property and Equipment

  Property and equipment are stated at cost and depreciated on the straight-line method over their estimated lives, generally three to ten years. The Company utilizes accelerated depreciation methods for tax purposes over the minimum statutory period allowed.

 Patents and Patent Application Costs

  The costs of patents issued and acquired are being amortized on the straight-line method over the estimated remaining lives of the issued patents, generally 17 years. Patent application and processing costs are capitalized and will be amortized over the estimated life once a patent is acquired or expensed in the period the patent application is denied.

 Licensing Rights

  The costs of licensing rights are being amortized on the straight-line method over the term of the license agreement, but not in excess of fifteen years. Licensing costs are accumulated and amortized once the license agreement is executed. Licensing costs are written off in the period the licensing rights are canceled or are determined not to provide future benefits.

 Deferred Financing Costs

  The costs of acquiring long-term debt obligations are being amortized on the straight-line method over the term of the obligation, ranging from five to seven years.

 Research and Development

  Research and development costs are charged to operations when incurred and are included in operating expenses.

 Income Taxes

  The Company applies the asset/liability method of accounting for income taxes, in which deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 Investments

  The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Marketable investment securities consist of state and political subdivision obligations, corporate debt obligations, and bond mutual funds, with the Company holding all of these securities as available-for-sale.

  Unrealized holding gains and losses, net of related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Interest income is recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in earnings and are determined using the specific identification method.

 Comprehensive Income

  On January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." The statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark-to-market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. In the case of the Company, comprehensive income represents net income plus the net change in unrealized gains and losses on securities available for sale for the period. Accumulated other comprehensive income represents the net unrealized gain on securities available-for-sale as of the balance sheet dates. All periods for which the Company has presented financial information contain the prescribed disclosures.

 Reclassifications

  Certain amounts in the prior year financial statements have been reclassified to conform to the presentation in the 1998 financial statements.

 Preferred Stock

  The Company's preferred stock is convertible in connection with and subject to an initial public offering by the Company at twenty (20) preferred shares to nine (9) common shares. For purposes of diluted earnings per share calculations, all preferred shares are assumed converted to their common stock equivalents.

 Recent Accounting Pronouncements

  In June 1997, the Financial Accounting Standards Board isssued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which established standards for reporting information about operating segments, geographic areas and major customers. The Company does not have any reportable segments as defined by SFAS No. 131. The Company has made the required disclosures concerning geographic areas and major customers.

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management does not anticipate that the adoption of this statement will have a material effect on the Company's financial statements because the Company does not utilize derivative investments or engage in hedging activities.

  In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 requires that the costs of start-up activities including organizational costs, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Management does not anticipate the adoption of this statement will have a material effect on the Company's financial statements.

2. Lease Commitments

  The Company has a long-term operating lease for its office and laboratory facilities with a shareholder of the Company. The present lease commenced in December 1997 and expires in November 2007, with average monthly rental payments of $23,000. The lease contains a ten-year renewal option at the option of the Company, with six months' prior notice. The Company currently holds an option to purchase the property for $3.5 million. The Company is responsible for paying for the cost of utilities, operating costs, and property taxes.

  The Company also leases laboratory facilities under a separate agreement with a non-related party that expires June 2001 at a monthly rate of $15,000.

  Minimum future payments under noncancelable operating leases as of December 31, 1998 are as follows:

   1999............................................................. $  517,543
   2000.............................................................    516,928
   2001.............................................................    426,110
   2002.............................................................    336,092
   2003.............................................................    327,715
   Thereafter.......................................................  1,078,160
                                                                     ----------
     Total minimum future lease payments............................ $3,202,548
                                                                     ==========

  Rental expense amounted to approximately $173,000, $240,000, and $559,000 during the years ended December 31, 1996, 1997 and 1998, respectively.

3. Long-Term Debt

  Long-term debt is comprised as follows:

                                                             December 31,
                                                        ----------------------
                                                           1997       1998
                                                        ---------- -----------
Revolving line of credit from a bank with a total
 commitment of $15 million. The revolving line of
 credit will convert to a five year term loan in July
 2001. Interest on the credit facility is payable
 monthly at either the bank's prime rate less 200 basis
 points or the London Interbank Offer Rate (LIBOR) plus
 50 basis points (the interest rate on the credit
 facility was 5.55% at December 31, 1998). Principal
 payments are due after the facilities' conversion to
 the term loan......................................... $      --  $ 7,000,000
Note payable to former chief financial officer, due in
 annual installments of $1,587,168, through October
 2003, plus interest due quarterly at the prime rate
 (7.75% at December 31, 1998)..........................        --    7,935,840
Note payable to a bank in monthly installments of
 $29,762, through October 2003, plus interest at LIBOR
 plus 1.75%............................................  1,933,333         --
Note payable to the New York Job Development Authority
 in monthly installments of $4,747, including interest
 at 5.25%, through June 1, 2001........................    181,747         --
Subordinated note payable to the Albany Local
 Development Corporation in monthly installments of
 $2,970, including interest at 7.00%, through December
 1, 2000...............................................     96,194         --
Subordinated note payable to the Albany Local
 Development Corporation in monthly installments of
 $2,115, including interest at 7.00%, through June 1,
 1998..................................................     12,434         --
                                                        ---------- -----------
  Total long-term debt.................................  2,223,708  14,935,840
Less payments due within one year......................    448,005   1,587,168
                                                        ---------- -----------
  Total long-term debt, net............................ $1,775,703 $13,348,672
                                                        ========== ===========

  The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 1998 and thereafter, are as follows:

   1999............................................................. $ 1,587,168
   2000.............................................................   1,587,168
   2001.............................................................   2,287,168
   2002.............................................................   2,987,168
   2003.............................................................   2,987,168
   Thereafter.......................................................   3,500,000
                                                                     -----------
     Total long-term debt........................................... $14,935,840
                                                                     ===========

  In connection with the above bank line of credit, the Company has entered into a general security agreement in which all tangible assets now owned and hereafter acquired by the Company collateralize the line of credit.

4. Notes Receivable

  The notes receivable includes advances to two senior officers of the Company. The notes receivable and accrued interest will not be repaid provided the officers remain in the employ of the Company. If employment is terminated within the five year amortization period, a pro-rata portion of the principal and interest shall be repaid to the Company.

5. Investment Securities, Available-for-Sale

  The amortized cost, gross unrealized gains, gross unrealized losses and fair value for available-for-sale securities by major security type at December 31, 1997 were as follows:

                                           Gross         Gross
                            Amortized   Unrealized     Unrealized
                               Cost    Holding Gains Holding Losses Fair Value
                            ---------- ------------- -------------- ----------
Obligations of states and
 political subdivisions.... $1,619,987   $ 88,726         $--       $1,708,713
Corporate debt
 obligations...............    158,073      2,113          --          160,186
Bond mutual funds..........     80,647        --           --           80,647
                            ----------   --------         ----      ----------
                            $1,858,707   $ 90,839         $--       $1,949,546
                            ==========   ========         ====      ==========

  The amortized cost, gross unrealized gains, gross unrealized losses and fair value for available-for-sale securities by major security type at December 31, 1998 were as follows:

                                           Gross         Gross
                            Amortized   Unrealized     Unrealized
                               Cost    Holding Gains Holding Losses Fair Value
                            ---------- ------------- -------------- ----------
Obligations of states and
 political subdivisions.... $1,671,577   $109,033        $ --       $1,780,610
Corporate debt
 obligations...............    158,073      2,200         (472)        159,801
Bond mutual funds..........     86,209        --           --           86,209
                            ----------   --------        -----      ----------
                            $1,915,859   $111,233        $(472)     $2,026,620
                            ==========   ========        =====      ==========

  There were no sales of available-for-sale securities during 1997 or 1998.

  Maturities of debt securities classified as available-for-sale at December 31, 1998 were as follows:

                                                      Amortized Cost Fair Value
                                                      -------------- ----------
Due after one year through five years................   $  815,198   $  845,363
Due after five years through ten years...............      713,577      771,246
Due after ten years..................................      300,875      323,802
                                                        ----------   ----------
  Total debt securities..............................   $1,829,650   $1,940,411
                                                        ==========   ==========

6. Income Taxes

  Income tax expense (benefit) consists of the following:

                                                    Year Ended December 31,
                                                  -----------------------------
                                                    1996     1997       1998
                                                  -------- --------  ----------
Current:
  Federal........................................ $437,800 $916,288  $6,363,149
  State..........................................   34,749   70,572     382,976
                                                  -------- --------  ----------
                                                   472,549  986,860   6,746,125
                                                  -------- --------  ----------
Deferred:
  Federal........................................  159,052  102,117      64,173
  State..........................................    5,875 (142,036)    169,040
                                                  -------- --------  ----------
                                                   164,927  (39,919)    233,213
                                                  -------- --------  ----------
    Total income tax expense..................... $637,476 $946,941  $6,979,338
                                                  ======== ========  ==========

  The differences between income tax expense and income taxes computed using a federal statutory rate of 34% for the years ended December 31, 1996 and 1997, and 35% for the year ended December 31, 1998, were as follows:

                              Year Ended December 31,
                           --------------------------------
                             1996       1997        1998
                           --------  ----------  ----------
Amount computed using
 statutory rate........... $636,230  $1,066,293  $6,448,391
Increase (reduction) in
 taxes resulting from:
  Tax-free interest
   income.................  (31,940)    (30,171)    (31,330)
  Alternative minimum
   tax....................   (5,540)        --          --
  State taxes, net of
   federal benefit........   22,914     (47,166)    358,986
  Others, net.............   15,812     (42,015)    203,291
                           --------  ----------  ----------
  Total income tax
   expense................ $637,476  $  946,941  $6,979,338
                           ========  ==========  ==========

  The tax effects of temporary differences giving rise to the Company's deferred tax assets and liabilities as of December 31, 1997 and 1998 are presented below:

                                                             December 31,
                                                          --------------------
                                                            1997       1998
                                                          ---------  ---------
Deferred tax assets (liabilities):
Nondeductible reserves...................................    46,284     32,349
Nondeductible amortization...............................       --       8,962
Nondeductible lease costs................................       --      73,169
State tax credits........................................   230,000     61,000
                                                          ---------  ---------
  Gross deferred tax assets..............................   276,284    175,480
Accelerated depreciation for tax purposes................  (447,579)  (579,988)
                                                          ---------  ---------
  Net deferred tax (liability)........................... $(171,295) $(404,508)
                                                          =========  =========

  The preceding table does not include the deferred tax liability of $36,336 and $44,304 at December 31, 1997 and 1998, respectively, associated with the unrealized gain on the investment securities, available for sale, discussed in note 5. Income taxes payable have been reduced by tax benefits resulting from the exercise of stock options of $2,697 in 1996 and $742,575 in 1998.

  The Company had available New York State investment tax credits of approximately $230,000 and $61,000 at December 31, 1997 and 1998, respectively. These credits have a ten-year carry forward period, with expiration dates ranging from 2002 to 2008.

7. Employee Benefit Plan

  The Company maintains a savings and profit sharing plan under section 401(k) of the Internal Revenue Code covering all eligible employees. Employees must complete six months of service and be over 20 1/2 years of age as of the plan's entry dates. Participants may contribute up to 15% of their compensation, limited to $9,500 per annum in 1997 and $10,000 per annum in 1998. The Company currently makes matching contributions equal to 50% of the participant's contributions (up to a limit of 6% of the participant's compensation). In addition, the Company has reserved the right to make discretionary profit sharing contributions to employee accounts. Employer matching contributions vest at a rate of 20% per year beginning after 2 years of participation in the plan. Employer matching contributions were $10,000, $21,000 and $60,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

8. Stock Option Plan

  The Company has a Stock Option Plan, through which the Company may issue incentive stock options or non-qualified stock options. Incentive stock options granted to employees may be granted at prices not less than

100 percent of the fair market value at the date of option grant. Non-qualified stock options may be granted to employees, directors, advisors, consultants and other key persons of the Company at prices established at the date of grant, and may be less than the fair market value at the date of grant. All incentive stock options may be exercised at any time, after vesting, over a ten-year period subsequent to the date of grant. Non-qualified stock option terms will be established at the date of grant, but shall have a duration of not more than ten years.

  The fair value of each option granted is estimated on the grant date using the Black-Scholes pricing model with the following weighted-average assumptions used for grants in 1996, 1997 and 1998: no dividend yield for all years; zero expected volatility for all years; risk-free interest rates of 6.80%, 5.69%, and 4.45%, respectively, and expected lives of five years for the incentive options for all years and four years for the non-qualified options for all years.

  The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", in accounting for its incentive and non-qualified stock compensation plan. Accordingly, no compensation cost has been recognized for either plan in 1995, 1996 or 1997. Had compensation cost been determined on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," net income would have been reduced as follows:

                                                  1996       1997       1998
                                               ---------- ---------- -----------
Net income
  As reported................................. $1,233,789 $2,189,215 $11,444,636
  Pro forma................................... $1,208,938 $2,146,820 $11,365,876
Earnings per share
  Basic as reported........................... $     0.12 $     0.20 $      1.07
  Diluted as reported......................... $     0.10 $     0.18 $      0.95
  Basic pro forma............................. $     0.11 $     0.20 $      1.06
  Diluted pro forma........................... $     0.10 $     0.18 $      0.94

  Following is a summary of the status of incentive and non-qualified options during 1996, 1997 and 1998:

                                            Incentive         Non-Qualified
                                        ------------------- ------------------
                                                   Weighted           Weighted
                                                   Average            Average
                                         Number    Exercise  Number   Exercise
                                        of Shares   Price   of Shares  Price
                                        ---------  -------- --------- --------
Outstanding at January 1, 1996.........   984,353   $ 0.39   720,000   $ 2.13
  Granted..............................    95,625     2.30    16,875     2.18
  Exercised............................  (163,238)    0.15       --       --
  Forfeited............................       --       --        --       --
                                        ---------            -------
Outstanding at December 31, 1996.......   916,740   $ 0.52   736,875   $ 2.13
                                        =========   ======   =======   ======
Options exercisable at December 31,
 1996..................................   713,138   $ 0.22   674,775   $ 2.13
                                        =========   ======   =======   ======
                                            Incentive         Non-Qualified
                                        ------------------- ------------------
                                                   Weighted           Weighted
                                                   Average            Average
                                         Number    Exercise  Number   Exercise
                                        of Shares   Price   of Shares  Price
                                        ---------  -------- --------- --------
Outstanding at January 1, 1997.........   916,740   $ 0.52   736,875   $ 2.13
  Granted..............................   361,211     3.32    78,440     3.28
  Exercised............................    (8,791)    0.29       --       --
  Forfeited............................   (22,500)    2.99       --       --
                                        ---------            -------
Outstanding at December 31, 1997....... 1,246,660   $ 1.31   815,315   $ 2.23
                                        =========   ======   =======   ======
Options exercisable at December 31,
 1997..................................   812,347   $ 0.22   674,775   $ 2.14
                                        =========   ======   =======   ======

                                            Incentive         Non-Qualified
                                        ------------------- ------------------
                                                   Weighted           Weighted
                                                   Average            Average
                                         Number    Exercise  Number   Exercise
                                        of Shares   Price   of Shares  Price
                                        ---------  -------- --------- --------
Outstanding at January 1, 1998......... 1,246,660   $1.31    815,315   $2.23
  Granted..............................   126,000    7.82     67,500    8.89
  Exercised............................  (271,751)   0.64    (24,377)   0.34
  Forfeited............................   (59,198)   2.76    (31,873)   2.16
                                        ---------   -----    -------   -----
Outstanding at December 31, 1998....... 1,041,711   $2.20    826,565   $2.84
                                        =========   =====    =======   =====
Options exercisable at December 31,
 1998..................................   572,835   $0.36    686,138   $2.20
                                        =========   =====    =======   =====

  Following is a summary of the status of employee incentive options outstanding at December 31, 1998:

                                  Outstanding Options      Exercisable Options
                              ---------------------------- ---------------------
                                       Weighted
                                        Average   Weighted             Weighted
                                       Remaining  Average              Average
          Exercise                    Contractual Exercise             Exercise
         Price Range          Number     Life      Price    Number      Price
         -----------          ------- ----------- -------- ---------- ----------
$0.11-0.15................... 352,462 4.32 years   $0.14      352,462  $   0.14
0.22.........................  45,000 5.69 years    0.22       45,000      0.22
0.56.........................  85,373 4.82 years    0.56       85,373      0.56
1.12.........................  90,000 6.50 years    1.12       90,000      1.12
1.90-2.18....................  28,125 7.33 years    1.96          --        --
2.99-3.60.................... 314,751 8.50 years    3.30          --        --
4.92.........................  33,750 9.19 years    4.92          --        --
8.89.........................  92,250 9.57 years    8.89          --        --

  The Company estimates that based on a five-year vesting period at December 31, 1998, on a weighted average basis, approximately 78% of such options will eventually vest.

  Following is a summary of the status of non-qualified options outstanding at December 31, 1998:

                                 Outstanding Options      Exercisable Options
                             ---------------------------- ----------------------
                                      Weighted
                                       Average   Weighted              Weighted
                                      Remaining  Average               Average
          Exercise                   Contractual Exercise              Exercise
        Price Range          Number     Life      Price    Number       Price
        -----------          ------- ----------- -------- ----------- ----------
$1.84-2.22.................. 686,250 4.41 years    2.20       682,425       2.20
3.06-3.51...................  72,815 8.39 years    3.27         3,713       3.34
8.89........................  67,500 9.37 years    8.89           --         --

  The Company estimates that based on a three-year vesting period at December 31, 1998, on a weighted average basis, approximately 95% of such options will eventually vest.

  Any options issued to non-employees are expensed based upon the fair value of the options.

9. Royalty & Licensing Arrangement

  On March 15, 1995, the Company entered into a License Agreement and a Stock Purchase Agreement with Marion Merrell Dow Inc., now known as Hoechst Marion Roussel, Inc. ("HMRI"). Under the terms of the Stock Purchase Agreement, the Company sold 1,627,231 shares of the Company's Common Stock to HMRI for $2.0 million. Under the terms of the License Agreement, the Company granted HMRI an exclusive, worldwide license, with the right to grant sublicenses, upon the prior written consent of the Company, to any patents issued to the Company related to its original terfenadine carboxylic acid metabolite patent application. Terfenadine carboxylic acid metabolite is the active ingredient in the new non-sedating antihistamine fexofenadine HCl, marketed as a prescription medicine by HMRI. In return for the license, HMRI agreed to pay the Company up to $6.5 million based upon the achievement of five patenting milestones and future royalties based on sales of fexofenadine HCl. The five patenting milestones consist of:

 .  Issuance of a U.S. "Intermediate Process Claim";

 .  Issuance of a U.S. "Process Manufacturing Claim";

 .  Issuance of an ex-U.S. "Process Manufacturing Claim";

 .  Issuance of a U.S. "Substantially Pure Claim"; and

 .  Issuance of an ex-U.S. "Substantially Pure Claim".

  In October 1996, the Company was awarded a patent in Australia that satisfied the ex-U.S. "Process Manufacturing Claim" milestone. In accordance with the terms of the Agreement, the Company received a milestone payment and will receive a royalty on all sales of fexofenadine HCl in that country. HMRI began selling a product using fexofenadine HCl in January 1997 in Australia.

  In November 1996, the Company was awarded a U.S. patent that satisfied the U.S. "Substantially Pure Claim." However, under the terms of the Agreement, HMRI had the right to institute action to provoke an interference claim and, upon successfully doing so, was not obligated to pay any milestones or royalties until, and if, the interference was resolved in favor of the Company. In February 1998, the United States Patent and Trademark Office ("PTO") Board of Patent Appeals and Interferences rendered a decision that the Company was first to make the invention and confirming that the Company was properly awarded the aforementioned patent. Accordingly, in the first six months of 1998, the Company received and recognized the associated milestone payment and royalties on all sales of fexofenadine HCl (Allegra) in the United States from November 26, 1996 through December 31, 1997, as stipulated in the Agreement. The total payment was $6.3 million. Because of the decision that the Company was first to make the invention, the Company will be entitled to receive royalties on all sales of fexofenadine HCl in the United States.

  In December 1996, the PTO informed the Company that the Company's patent application containing a U.S. "Process Manufacturing Claim" was in interference with a patent application of HMRI. In May 1997, the PTO Board of Patent Appeals and Interferences rendered a decision that the Company was first to make the invention. Under the terms of the Agreement, no milestones or royalties are due to the Company until a patent is issued. Under the procedures of the PTO, a patent is not issued until the PTO publishes it. The patent was published in May 1998. Upon the patent publication, the Company was entitled to and did receive the milestone payment for a U.S. "Process Manufacturing Claim." Additionally, the Company is entitled to receive a royalty on worldwide sales of fexofenadine HCl from the date of patent issuance until expiration of the patent. In January 1997, the Company was awarded a patent that satisfied the U.S. "Intermediate Process Claim" milestone. In accordance with the terms of the Agreement, the Company received a milestone payment. There are no royalties associated with this patent.

  In July 1997, the Company was awarded a New Zealand patent that satisfied the ex-U.S. "Substantially Pure Claim" milestone. In accordance with the terms of the Agreement, the Company received a milestone payment and will receive royalties on all sales of fexofenadine HCl in that country.

  Subsantially all of the Company's other operating revenue is derived from milestones and royalties related to its patented fexofenadine HCl technology.

10. Concentration of Business

  For the years ended December 31, 1996, 1997 and 1998, net contract revenue from the Company's three largest customers represented approximately 34%, 9% and 9% for 1996, 29%, 11% and 9% for 1997, and 15%,

14% and 12% for 1998, of total net contract revenue for such years, respectively. In the majority of circumstances, there are agreements in force with these entities that guarantee the Company's continued involvement in present research projects. However, there regularly exists the possibility that the Company will have no further association with these entities once these projects conclude.

  The Company's net contract revenue in 1996, 1997 and 1998 was earned from customers in the following geographic regions:

                                                                 1996  1997  1998
                                                                 ----  ----  ----
   United States................................................  66%   71%   86%
   Europe.......................................................  34%   29%   14%
                                                                 ---   ---   ---
   Total........................................................ 100%  100%  100%
                                                                 ===   ===   ===

11. Technology Development Incentive Plan

  In 1993, the Company adopted a Technology Development Incentive Plan to provide a method to stimulate and encourage novel innovative technology development. To be eligible to participate, the individual must be an employee of the Company and must be the inventor or co-inventor of novel technology that results in new revenues generated for, or by, the Company. Eligible participants will share in awards based on ten percent (10%) of the "Net Technology Revenue," as defined by the Plan.

  In 1996, 1997 and 1998, the Company awarded Technology Incentive Compensation to the inventor of the terfenadine carboxylic acid metabolite technology. The inventor is a director, officer and shareholder of the Company.

12. Fair Value of Financial Instruments

  The following disclosure of the estimated fair value of the financial instruments is made in accordance with the requirements of SFAS No. 107, "Fair Value of Financial Instruments." Although the estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies, estimates presented are not necessarily indicative of the amounts that the Company could realize in current market exchanges.

  The Company is estimating its fair value disclosures for financial instruments using the following methods and assumptions:

  Cash and short-term investments, receivables, and accounts payable: the carrying amounts reported in the consolidated balance sheets approximate their fair value.

  Available-for-sale securities and other investments: the fair value of all securities and investments are estimated from market prices (see Note 5).

  The carrying value of long-term debt, including current portion, was approximately $2,223,708 and $14,935,840 at December 31, 1997 and 1998,
respectively, while the estimated fair value was $2,208,293 and $14,935,840 at December 31, 1997 and 1998, respectively, based upon interest rates available to the Company for issuance of similar debt with similar terms and remaining maturities.

13. Earnings Per Share

  On November 30, 1998, the Board of Directors approved a 3-for-2 split of the Company's common stock to shareholders of record effective on that date. All share and per share information included in the accompanying financial statements has been restated to reflect the 3-for-2 stock split and the reincorporation by merger discussed under note 15 below.

  The following table reconciles basic and diluted earnings per share calculations:

                          Year Ended December 31, 1996 Year Ended December 31, 1997
                          ---------------------------- ----------------------------
                                                 Per                          Per
                                      Average   Share              Average   Share
                          Net Income   Shares   Amount Net Income   Shares   Amount
                          ---------- ---------- ------ ---------- ---------- ------
Basic earnings per
 share..................  $1,233,789 10,706,214 $0.12  $2,189,215 10,760,827 $0.20
Dilutive effect of stock
 options and grants.....         --   1,034,349   --          --   1,207,798   --
Dilutive effect of
 assumed preferred stock
 conversion.............         --      45,000   --          --      45,000   --
                          ---------- ----------        ---------- ----------
Diluted earnings per
 share..................  $1,233,789 11,785,563 $0.10  $2,189,215 12,013,625 $0.18
                          ========== ========== =====  ========== ========== =====

                                                 Year Ended December 31, 1998
                                               --------------------------------
                                                            Average   Per Share
                                               Net Income    Shares    Amount
                                               ----------- ---------- ---------
Basic earnings per share.....................  $11,444,636 10,683,131   $1.07
Dilutive effect of stock options and grants..          --   1,344,551     --
Dilutive effect of assumed preferred stock
 conversion..................................          --      45,000     --
                                               ----------- ----------
Diluted earnings per share...................  $11,444,636 12,072,682   $0.95
                                               =========== ==========   =====

14. Selected Quarterly Financial Data (unaudited)

  The following table presents unaudited financial data for each quarter of 1997 and 1998:

                                      First      Second     Third      Fourth
         1997                        Quarter    Quarter    Quarter    Quarter
         ----                       ---------- ---------- ---------- ----------
Net contract revenue............... $1,508,741 $2,098,728 $2,211,958 $2,284,605
Gross Profit.......................    580,700  1,073,228  1,038,794  1,077,065
Milestones and royalties, net......        --     450,000  1,800,570     27,208
Income from operations.............    101,038    829,723  2,168,811     75,131
Net income.........................     75,320    509,486  1,554,512     49,871
Net income per share:
  Basic............................ $     0.01 $     0.05       0.14        --
  Diluted.......................... $     0.01 $     0.04 $     0.13        --
                                      First      Second     Third      Fourth
         1998                        Quarter    Quarter    Quarter    Quarter
         ----                       ---------- ---------- ---------- ----------
Net contract revenue............... $2,873,008 $3,091,168 $3,685,168 $3,748,277
Gross Profit.......................  1,365,287  1,346,687  1,617,378  1,564,484
Milestones and royalties, net......  7,288,741  3,959,246  2,964,464  3,610,773
Income from operations.............  7,362,045  4,148,557  3,333,792  3,659,866
Net income.........................  4,538,663  2,757,971  2,003,525  2,144,477
Net income per share:
  Basic............................ $     0.42 $     0.26 $     0.18 $     0.21
  Diluted.......................... $     0.38 $     0.23 $     0.16 $     0.18

15. Subsequent Events

  In February 1999, the Company consummated its initial public offering of 2,815,000 shares of common stock. The Company received net proceeds of $51.5 million from the public offering, which is net of underwriting discounts and commissions of $3.9 million and offering expenses of $0.9 million.

  In connection with the filing of the registration statement with the Securities and Exchange Commission for the Company's initial public offering of common stock, the Company effected a reincorporation by merger. In connection with the reincorporation, each share of outstanding common stock of Albany Molecular Research, Inc. (incorporated in New York) was exchanged for 1-1/2 shares of common stock of a new company, Albany Molecular Research, Inc. (incorporated in Delaware). All share and per share information included in the accompanying financial statements has been restated to reflect the reincorporation by merger and the 3-for-2 stock split discussed under note 13 above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

  The information appearing under the captions "Executive Officers, Directors and Key Employees" and "Board of Directors" in the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on June 17, 1999 is incorporated herein by reference.

Item 11. Executive Compensation.

  The information appearing under the captions "Executive Compensation," "Employee Stock and Other Benefit Plans," and "Agreements with Named Executive Officers" in the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on June 17, 1999 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  The information appearing under the caption "Principal Stockholder" in the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on June 17, 1999 is incorporated herein by reference.

Item 13. Certain Relationships And Related Transactions.

  The information appearing under the caption "Certain Transactions" in the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on June 17, 1999 is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Financial Statements.

 (1) Financial Statements

  The consolidated financial statements and notes are listed under Part II,
Item 8, Financial Statements and Supplementary Data.

  Index to Consolidated Financial Statements.

    (a) Consolidated balance sheets at December 31, 1997 and 1998.

    (b) Consolidated statements of operations for the Years Ended December 31, 1996, 1997 and 1998.

    (c) Consolidated statements of stockholders' equity for the Years Ended December 31, 1996, 1997 and 1998.

    (d) Consolidated statements of cash flows for the Years Ended December 31, 1996, 1997 and 1998.

    (e) Notes to consolidated financial statements.

 (2) Financial Statement Schedules

  The following financial schedule of Albany Molecular Research, Inc. is included in this annual report on Form 10-K.

                                                         Page
                                                        Number
                                                        ------
      Schedule II --Valuation and Qualifying Accounts     47

  Schedules other than that which is listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

 (3) Exhibits

  Exhibits are as set forth in the "Index to Exhibits" which follows the Notes to the Consolidated Financial Statements and immediately precedes the exhibits filed.

(b) Reports on Form 8-K.

  The Company was not subject to the reporting requirements of the Exchange Act during the last quarter of the period covered by this report, and, therefore, did not file any reports on Form 8-K during such quarter.

(c) Exhibits.

  The Company hereby files as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index on pages 47 and 48 of this Annual Report.

(d) Financial Statement Schedules.

  The Company hereby files as part of this Annual Report on Form 10-K the financial statement schedule listed in Item 14(a)(2) set forth above.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Albany Molecular Research, Inc.

                                              /s/ Thomas E. D'Ambra, Ph.D.
                                          By: _________________________________
                                                  Thomas E. D'Ambra, Ph.D.
                                                Chairman of the Board, Chief
                                               Executive Officer and Director

Dated:

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

   /s/ Thomas E. D'Ambra, Ph.D.        Chairman of the Board,       March 29, 1999
______________________________________  Chief Executive Officer
       Thomas E. D'Ambra, Ph.D.         and Director (Principal
                                        Executive Officer)

       /s/ David P. Waldek             Chief Financial Officer      March 29, 1999
______________________________________  and Treasurer (Principal
           David P. Waldek              Financial and Accounting
                                        Officer)

    /s/ Donald E. Kuhla, Ph.D.         President, Chief Operating   March 29, 1999
______________________________________  Officer and Secretary and
        Donald E. Kuhla, Ph.D.          Director

      /s/ Chester J. Opalka            Vice President, Director,    March 29, 1999
______________________________________  Laboratory Operations and
          Chester J. Opalka             Director

  /s/ Anthony M. Tartaglia, M.D.       Director                     March 29, 1999
______________________________________
      Anthony M. Tartaglia, M.D.

     /s/ Frank W. Haydu, III           Director                     March 29, 1999
______________________________________
         Frank W. Haydu, III

                        ALBANY MOLECULAR RESEARCH, INC.

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
    Years Ended December 31, 1996, December 31, 1997 and December 31, 1998

                     Balance at Charged to Charged to Deductions
                     Beginning   Cost and    Other    Charged to  Balance at
      Description    of Period   Expenses   Accounts   Reserves  End of Period
      -----------    ---------- ---------- ---------- ---------- -------------
Allowance for Trade
 Accounts
 and Notes
 Receivable
1996                      --         --       --         --             --
1997                      --     114,000      --         --         114,000
1998                  114,000    (30,000)     --         --          84,000

                                 EXHIBIT INDEX

  Listed and indexed below are all Exhibits filed as part of this Report. Certain Exhibits are incorporated by reference to documents previously filed by the Company with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

 Exhibit No.                             Description
 -----------                             -----------
 * 3.1       Amended and Restated By-Laws of the Registrant.

 * 3.2       Restated Certificate of Incorporation of the Registrant.

   4.1       Specimen certificate for shares of Common Stock, $0.01 par value, of the Registrant.(1)

  10.1       Lease dated as of October 9, 1992, as amended, by and between the
              Registrant and Hoffman Enterprises.(2)

  10.2       1998 Stock Option and Incentive Plan of the Registrant.(3)

  10.3       1992 Stock Option Plan of the Registrant.(4)

  10.4       1998 Employee Stock Purchase Plan of the Registrant.(5)

  10.5       Form of Indemnification Agreement between the Registrant and each of its directors.(6)

  10.6       Form of Employee Incentive Stock Option Certificate and Agreement
              for Amended and Restated 1992 Stock Option Plan.(7)

  10.7       License Agreement dated March 15, 1995 by and between the
              Registrant and Marion Merrell Dow Inc. (now Hoechst Marion
              Roussel, Inc.) (excluding certain portions which have been omitted as indicated based upon an order for confidential treatment, but which has been filed separately with the Commission).(8)

  10.8       Principles of Cooperation Between Albany Molecular Research and
              Cambrex Corporation dated February 1, 1997 by and between the Registrant and Cambrex Corporation (excluding certain portions which have been omitted as indicated based upon an order for confidential treatment, but which has been filed separately with the Commission).(9)

  10.9       Agreement dated December 16, 1997 by and between the Registrant and Eli Lilly and Company (excluding certain portions which have been omitted as indicated based upon an order for confidential treatment, but which has been filed separately with the Commission).(10)

  10.10      Technology Development Incentive Plan.(11)

 *10.11      Employment Agreement between the Registrant and Thomas E. D'Ambra,
              Ph.D.

 *10.12      Employment Agreement between the Registrant and Harold Meckler,
              Ph.D.

 *10.13      Employment Agreement between the Registrant and Michael P. Trova,
              Ph.D.


 Exhibit No.                             Description
 -----------                             -----------
  10.14      Form of Employee Innovation, Proprietary Information and Post-
              Employment Activity Agreement between the Registrant and each of its named executive officers.(12)

  10.15      Letter Agreement between the Registrant and Harold M. Armstrong,
              Jr.(13)

 *10.16      Employment Agreement between the Registrant and Donald E. Kuhla,
              Ph.D.

 *10.17      Employment Agreement between the Registrant and Lawrence D. Jones,
              Ph.D.

 *10.18      Employment Agreement between the Registrant and David P. Waldek.

  21.1       Subsidiaries of the Registrant.(14)
 *27.1       Financial Data Schedule

--------
  * Filed herewith.
 (1) Filed with the Commission as Exhibit 4.1 to the Registrant's Amendment No. 3 to Form S-1 Registration Statement under the Securities Act on December 8, 1998 (Commission File No. 333-58795), and is incorporated herein by reference thereto.
 (2) Filed with the Commission as Exhibit 10.1 to the Registrant's Amendment No. 3 to Form S-1 Registration Statement under the Securities Act on December 8, 1998 (Commission File No. 333-58795), and is incorporated herein by reference thereto.
 (3) Filed with the Commission as Exhibit 10.2 to the Registrant's Amendment No. 3 to Form S-1 Registration Statement under the Securities Act on December 8, 1998 (Commission File No. 333-58795), and is incorporated herein by reference thereto.
 (4) Filed with the Commission as Exhibit 10.3 to the Registrant's Amendment No. 2 to Form S-1 Registration Statement under the Securities Act on August 14, 1998 (Commission File No. 333-58795), and is incorporated herein by reference thereto.
 (5) Filed with the Commission as Exhibit 10.4 to the Registrant's Amendment No. 2 to Form S-1 Registration Statement under the Securities Act on August 14, 1998 (Commission File No. 333-58795), and is incorporated herein by reference thereto.
 (6) Filed with the Commission as Exhibit 10.5 to the Registrant's Amendment No. 2 to Form S-1 Registration Statement under the Securities Act on August 14, 1998 (Commission File No. 333-58795), and is incorporated herein by reference thereto.
 (7) Filed with the Commission as Exhibit 10.6 to the Registrant's Amendment No. 2 to Form S-1 Registration Statement under the Securities Act on August 14, 1998 (Commission File No. 333-58795), and is incorporated herein by reference thereto.
 (8) Filed with the Commission as Exhibit 10.7 to the Registrant's Amendment No. 3 to Form S-1 Registration Statement under the Securities Act on December 8, 1998 (Commission File No. 333-58795), and is incorporated herein by reference thereto.
 (9) Filed with the Commission as Exhibit 10.8 to the Registrant's Amendment No. 3 to Form S-1 Registration Statement under the Securities Act on December 8, 1998 (Commission File No. 333-58795), and is incorporated herein by reference thereto.
(10) Filed with the Commission as Exhibit 10.9 to the Registrant's Amendment No. 3 to Form S-1 Registration Statement under the Securities Act on December 8, 1998 (Commission File No. 333-58795), and is incorporated herein by reference thereto.
(11) Filed with the Commission as Exhibit 10.10 to the Registrant's Amendment No. 2 to Form S-1 Registration Statement under the Securities Act on August 14, 1998 (Commission File No. 333-58795), and is incorporated herein by reference thereto.
(12) Filed with the Commission as Exhibit 10.14 to the Registrant's Amendment No. 3 to Form S-1 Registration Statement under the Securities Act on December 8, 1998 (Commission File No. 333-58795), and is incorporated herein by reference thereto.
(13) Filed with the Commission as Exhibit 10.15 to the Registrant's Amendment No. 3 to Form S-1 Registration Statement under the Securities Act on December 8, 1998 (Commission File No. 333-58795), and is incorporated herein by reference thereto.
(14) Filed with the Commission as Exhibit 21.1 to the Registrant's Amendment No. 2 to Form S-1 Registration Statement under the Securities Act on August 14, 1998 (Commission File No. 333-58795), and is incorporated herein by reference thereto.