Form 10-Q
period 1999-03-31
ALBANY MOLECULAR RESEARCH INC
filed 1999-05-14
CIK 1065087

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             _____________________

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

                       Commission file number:  0-25323

                        ALBANY MOLECULAR RESEARCH, INC.
            (Exact name of registrant as specified in its charter)

               DELAWARE                           14-1742717
      (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)          Identification No.)

                              21 Corporate Circle
                            Albany, New York  12203
                   (Address of principal executive offices)

                                (518) 464-0279
             (Registrant's telephone number, including area code)

                                      N/A
  (Former  name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  [X]   No   [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                        Outstanding at May 10, 1999
            -----                        ---------------------------
  Common Stock, $.01 par value                    12,894,668

                        ALBANY MOLECULAR RESEARCH, INC.
                                     INDEX

                                                                            Page
                                                                            ----
Part I.   Financial Information

          Item 1.   Condensed Consolidated Financial Statements
                    Condensed Consolidated Balance Sheets                      3
                    Condensed Consolidated Statement of Operations             4
                    Condensed Consolidated Statement of Cash Flows             5
                    Notes to Unaudited Condensed Consolidated
                    Financial Statements                                       6

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                        8

Part II.  Other Information

          Item 1.   Legal Proceedings                                         10

          Item 2.   Changes in Securities and Use of Proceeds                 10

          Item 6.   Exhibits and Reports Filed on Form 8-K                    11

Signatures                                                                    12

Exhibit Index                                                                 13

PART I -- FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

                        ALBANY MOLECULAR RESEARCH, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  MARCH 31, 1999         DECEMBER 31, 1998
                                                                               ------------------        ------------------
                                                                                    (UNAUDITED)
                                  ASSETS
Current assets
 Cash and cash equivalents                                                     $   42,184,951            $    3,957,091
 Accounts receivable (net of allowance for doubtful accounts of $52,000 at
  March 31, 1999 and $0 at December 31, 1998)                                       3,077,394                 2,798,742
 Current installment of notes receivable                                               79,800                   104,832
 Royalty income receivable                                                          3,836,338                 3,256,498
 Investment securities, available-for-sale                                          2,014,550                 2,026,620
 Interest receivable                                                                   28,893                    27,043
 Inventory                                                                            695,478                   575,525
 Unbilled services                                                                    170,099                   105,036
 Income tax prepayments                                                                    --                   517,840
 Prepaid expenses                                                                     356,035                   744,701
                                                                               ------------------        ------------------
  Total current assets                                                             52,443,538                14,113,928

Property and equipment:
 Laboratory equipment and fixtures                                                 10,803,037                 9,919,153
 Office equipment                                                                   2,132,536                 1,997,278
 Leasehold improvements                                                             4,499,246                 4,019,378
 Construction-in-progress                                                               3,507                   615,571
                                                                               ------------------        ------------------
                                                                                   17,438,326                16,551,380
 Accumulated depreciation                                                          (2,595,611)               (2,233,163)
                                                                               ------------------        ------------------
  Net property and equipment                                                       14,842,715                14,318,217

Other assets:
 Patents and patent application costs                                                 225,020                   224,449
 Notes receivable, excluding current installment                                       60,000                    60,000
 Deferred income tax benefit                                                           61,000                    61,000
 Other assets                                                                         120,011                   130,581
  Total other assets                                                                  466,031                   476,030
                                                                               ------------------        ------------------

Total assets                                                                   $   67,752,284            $   28,908,175
                                                                               ==================        ==================

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                                         $    1,860,318            $    2,849,828
 Income taxes payable                                                                 310,160                        --
 Unearned income                                                                    1,067,205                 1,150,858
 Customer deposits                                                                    182,293                   182,293
 Current installments of long-term debt                                                    --                 1,587,168
                                                                               ------------------        ------------------
  Total current liabilities                                                         3,419,976                 5,770,147

Long-term liabilities:
 Long-term debt, excluding current installments                                            --                13,348,672
 Deferred income taxes                                                                814,984                   509,812
                                                                               ------------------        ------------------
Total liabilities                                                                   4,234,960                19,628,631

Stockholders' equity:
 Preferred stock, $0.01 par value, authorized 2,000,000 shares, issued and outstanding 0 and 100,000 shares at March 31, 1999 and December 31, 1998,
  respectively                                                                             --                     1,000
 Common stock, $0.01 par value, authorized 50,000,000 shares; issued
  12,886,472 at March 31, 1999 and 11,102,127 at December 31, 1998;
  outstanding 12,886,472 at March 31, 1999 and 9,970,224 at December 31, 1998         128,865                   111,021
 Additional paid-in capital                                                        45,166,399                 3,834,411
 Retained earnings                                                                 18,162,846                15,328,015
 Treasury stock, at cost                                                                   --               (10,061,360)
 Accumulated other comprehensive income                                                59,214                    66,457
                                                                               ------------------        ------------------
  Total stockholders' equity                                                       63,517,324                 9,279,544
                                                                               ------------------        ------------------

Total liabilities and stockholders' equity                                     $   67,752,284            $   28,908,175
                                                                               ==================        ==================

See notes to unaudited condensed consolidated financial statements.

                        ALBANY MOLECULAR RESEARCH, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    THREE MONTHS ENDED
                                                                       --------------------------------------------
                                                                           MARCH 31, 1999          MARCH 31, 1998
                                                                       ------------------        ------------------
                                                                            (UNAUDITED)
Contract revenue                                                       $    4,666,134            $    3,060,687
Reimbursed expenses                                                          (240,486)                 (187,679)
                                                                       ------------------        ------------------
Net contract revenue                                                        4,425,648                 2,873,008

Cost of contract revenue                                                    2,502,622                 1,507,721
                                                                       ------------------        ------------------
Gross profit from contract revenue                                          1,923,026                 1,365,287
                                                                       ------------------        ------------------

Other operating revenue:
 Non-recurring licensing fees, milestones, and royalties                           --                 6,368,921
 Recurring royalties                                                        4,183,747                 1,729,680
 Technology incentive award                                                  (415,085)                 (809,860)
                                                                       ------------------        ------------------
  Other operating revenue, net                                              3,768,662                 7,288,741
                                                                       ------------------        ------------------
Operating expenses:
 Research and development                                                     128,770                   208,794
 Selling, general and administrative                                        1,263,419                 1,083,189
                                                                       ------------------        ------------------
  Total operating expenses                                                  1,392,189                 1,291,983
                                                                       ------------------        ------------------

Income from operations                                                      4,299,499                 7,362,045
                                                                       ------------------        ------------------

Other income (expense):
 Interest expense                                                            (132,758)                  (39,760)
 Interest income                                                              310,715                    65,464
 Other income                                                                  57,375                     3,525
                                                                       ------------------        ------------------
  Total other income (expense)                                                235,332                    29,229
                                                                       ------------------        ------------------

Income before income tax expense                                            4,534,831                 7,391,274

Income tax expense                                                          1,700,000                 2,852,611
                                                                       ------------------        ------------------

Net income                                                             $    2,834,831            $    4,538,663
                                                                       ==================        ==================

Basic earnings per share                                               $         0.24            $         0.42
                                                                       ==================        ==================

Diluted earnings per share                                             $         0.22            $         0.38
                                                                       ==================        ==================

See notes to unaudited condensed consolidated financial statements.

                        ALBANY MOLECULAR RESEARCH, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               THREE MONTHS ENDED
                                                                     ---------------------------------------
                                                                        MARCH 31, 1999       MARCH 31, 1998
                                                                     ------------------    -----------------
                                                                           (UNAUDITED)
OPERATING ACTIVITIES
Net income                                                           $    2,834,831        $     4,538,663
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization                                             373,018                194,597
  Provision for doubtful accounts                                            52,000                 29,000
  Deferred income tax expense                                               310,000                  2,464
  (Increase) decrease in:
    Accounts receivable                                                    (330,652)               (50,407)
    Royalty income receivable                                              (579,840)            (1,729,680)
    Inventory, prepaid expenses and income tax prepayments                  786,554                187,449
    Interest receivable                                                      (1,851)                (1,922)
    Unbilled services                                                       (65,063)                62,977
    Notes receivable                                                         25,031               (100,000)
  (Decrease) increase in:
    Accounts payable and accrued expenses                                  (989,511)             1,108,817
    Unearned income                                                         (83,653)               425,245
    Income taxes payable                                                    310,161              2,512,111
                                                                     ------------------    -----------------
Net cash provided by operating activities                                 2,641,025              7,179,314
                                                                     ------------------    -----------------

INVESTING ACTIVITIES
 Purchases of investment securities                                              --                 (1,341)
 Purchases of property and equipment                                       (886,945)            (1,032,797)
 Purchase of customer list                                                       --                (18,000)
 Payments for patent application costs                                         (571)               (19,366)
                                                                     ------------------    -----------------
Net cash used in investing activities                                      (887,516)            (1,071,504)
                                                                     ------------------    -----------------

FINANCING ACTIVITIES
 Principal payments on long-term debt                                   (14,935,840)              (114,624)
 Principal payments under capital lease obligations                              --                   (938)
 Proceeds from sale of common stock                                      51,410,191                206,297
                                                                     ------------------    -----------------
Net cash provided by financing activities                                36,474,351                 90,735
                                                                     ------------------    -----------------

Increase in cash and cash equivalents                                    38,227,860              6,198,545

Cash and cash equivalents at beginning of year                            3,957,091              1,261,518
                                                                     ------------------    -----------------

Cash and cash equivalents at end of year                             $   42,184,951         $    7,460,063
                                                                     ==================    =================
Noncash items:

 Common stock issued for customer list                               $           --         $      100,000

 Common stock issued for relocation incentive                        $           --         $      200,000
 (Decrease) in net unrealized gain on securities
   available-for-sale, net of tax                                    $       (7,243)        $       (2,585)

Additional disclosures relative to cash flows:

 Interest paid                                                       $      132,758         $       48,806

 Income taxes paid                                                   $      562,000         $        5,420

See notes to unaudited condensed consolidated financial statements.

                        ALBANY MOLECULAR RESEARCH, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Note B - Initial Public Offering

In the first quarter of 1999, the Company completed an initial public offering of 2,815,000 shares of common stock. The Company received net proceeds of $51.4 million, which is net of $4.9 million in expenses relating to the issuance and distribution of the securities. The Company used a portion of the net proceeds to repay in full a $7.9 million note payable to the Company's former chief financial officer and a trust for the benefit of his family. The Company also utilized approximately $5.0 million of the proceeds to repay a portion of the Company's outstanding indebtedness under its existing credit facility with Fleet Bank, N.A.

Note C - Earnings Per Share

A summary of the shares used in the calculation of earnings per share is shown below:

                                                          THREE MONTHS ENDED
                                 -----------------------------------------------------------------
                                           MARCH 31, 1999                      MARCH 31, 1998
                                 -------------------------------  --------------------------------
                                              AVERAGE     PER                  AVERAGE      PER
                                    NET       SHARES     SHARE        NET      SHARES      SHARE
                                   INCOME   OUTSTANDING  AMOUNT      INCOME  OUTSTANDING  AMOUNTS
                                 -------------------------------  --------------------------------
Basic earnings per share         $2,834,831  11,637,875  $ 0.24   $4,538,663  10,778,520  $ 0.42

Dilutive effect of stock
options and grants                       --   1,304,881      --           --   1,275,980      --

Dilutive effect of assumed
preferred stock conversion               --          --      --           --      45,000      --
                                 ----------  ----------           ----------  ----------
Diluted earnings per share       $2,834,831  12,942,756  $ 0.22   $4,583,663  12,099,500  $ 0.38
                                 ==========  ==========  ======   ==========  ==========  ========

Not included in the March 31, 1999 shares above were 132,000 shares that were anti-dilutive for earnings per share purposes.

                        ALBANY MOLECULAR RESEARCH, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note D - Comprehensive Income

The Company is required to report comprehensive income and its components in accordance with the provisions of the Financial Accounting Standards Board SFAS No. 130 "Reporting Comprehensive Income."

The following table presents the components of the Company's comprehensive income for the three months ended March 31, 1999 and 1998:

                                                                               THREE MONTHS ENDED
                                                                        MARCH 31, 1999   MARCH 31, 1998
                                                                      ----------------   ----------------
Net income                                                            $ 2,834,831        $ 4,538,663

Other comprehensive (loss):
 Change in unrealized (loss) on available-for-sale securities,
  net of tax benefit of $4,828 in 1999 and $1,723 in 1998                  (7,243)            (2,585)
                                                                      ----------------   ----------------
   Total comprehensive income                                         $ 2,827,588        $ 4,536,078
                                                                      ================   ================

Note E - Financial Information by Customer Concentration and Geographic Area

Contract revenue from the Company's three largest customers represented approximately 19%, 13% and 12% of total consolidated contract revenue for the three months ended March 31, 1999, and 19%, 17% and 17% of total consolidated contract revenue for the three months ended March 31, 1998.

The Company's contract revenue for the three months ended March 31, 1999 and 1998 was recognized from customers in the following geographic regions:

                                            THREE MONTHS ENDED
                                   MARCH 31, 1999      MARCH 31, 1998
                                 ----------------      ----------------
United States                         90%                   83%
Europe                                10%                   17%
                                 ----------------      ----------------
Total                                100%                  100%
                                 ================      ================

Note F - Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which established standards for reporting information about operating segments, geographic areas and major customers. The Company does not have any reportable segments as defined by SFAS No. 131. The Company has made the required disclosures concerning major customers and geographic areas.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters and all fiscal years beginning after June 15, 1999. Management does not anticipate that the adoption of this statement will have a material effect on the Company's financial statements because the Company does not utilize derivative investments or engage in hedging activities.

In April 1998, the AICPA issued Statement of Position 98-5, "Reporting the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 requires that the costs of start-up activities including organizational costs, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of this statement did not have a material effect on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the Notes thereto included within this report. This Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company's actual results could differ materially from those projected in the forward-looking statements and therefore, prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ from those discussed in the forward-looking statements as a result of various factors, including, without limitation, the Company's ability to attract and retain experienced scientists, any decline in the recent trend of outsourcing chemistry research services by pharmaceutical and biotechnology companies, the continuation of royalties from the Company's Allegra/Telfast license agreement with Hoechst Marion Roussel, Inc. ("HMRI"), and the Company's ability to manage its growth, as well as the factors set forth under the caption "Risk Factors and Certain Factors Affecting Forward-Looking Statements," in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission on March 31, 1999, the discussion set forth below and the matters set forth in this Form 10-Q generally.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Net contract revenue. Net contract revenue consists primarily of fees earned under contracts with third party customers, net of reimbursed expenses. Reimbursed expenses consist of laboratory supplies, chemicals and other costs reimbursed by customers and, in accordance with industry practice, are included in contract revenue. Reimbursed expenses vary from contract to contract. Accordingly, the Company views net contract revenue as its primary measure of revenue growth rather than licensing fees and royalties, which are dependent upon the Company's licensee's sales. Net contract revenue for the first quarter of 1999 increased 54% to $4.4 million compared to $2.9 million for the same period in 1998. This increase was due principally to the performance of a greater number of projects, primarily for core medicinal chemistry and chemical development services.

Gross profit. The Company's cost of revenue, from which it derives gross profit, consists primarily of compensation and associated fringe benefits for employees and other direct project related costs. Gross profit increased 66% to $1.9 million in the first quarter of 1999 from $1.4 million for the same period in 1998. The gross profit margin percentage was approximately 43.5% for the first quarter of 1999 as compared to 47.5% for the first quarter of 1998. The decrease in the gross profit margin was mainly attributable to overhead, depreciation and one-time supply expenses associated with the expansion of the Company's laboratory facilities, which was completed in January 1999.

Other operating revenue. Other operating revenue consists of licensing fees, milestones and royalties net of technology incentive award expense incurred under the Company's Technology Development Incentive Plan. The Company earns royalties from HMRI under a license agreement based on sales of fexofenadine HCI, marketed as Allegra in the Americas and as Telfast elsewhere. Royalty payments are due within 45 days after the end of a calendar quarter and determined based on such quarter's sales. Other operating revenue for the first quarter decreased 48% to $3.8 million compared to $7.3 million in 1998. The decline in other operating revenue in 1999 was attributable to $6.4 million in non-recurring royalties and milestones recognized during the first quarter of 1998. The Company expects no future non-recurring income from its Allegra/Telfast license agreements with HMRI. Excluding this non-recurring income, other operating revenue increased 142% to $4.2 million in the first quarter of 1999 as compared to $1.7 million in the first quarter of 1998 as a result of increased royalties under the Allegra/Telfast license agreement due to increased sales of the drug product.

Research and development. Research and development expense consists of payments in connection with collaborations with academic institutions, compensation and benefits for scientific personnel for work performed on proprietary research projects and costs of supplies and related chemicals. Research and development expense decreased 38% to $129,000 in 1999 from $209,000 for the same period in 1998. The decrease was due primarily to contractual renewals with the Company's research collaborators pertaining to propriety research programs funded at a lower level than in previous periods.

Selling, general and administrative. Selling, general and administrative expense consists of compensation and related fringe benefits for marketing and administrative employees, professional services, marketing costs and all costs related to facilities and information services. Selling, general and administrative expenses increased 16.6% to $1.3 million for the first three months of 1999 from $1.1 million for the corresponding period of 1998. Selling, general and administrative expenses represented 28.5% of net contract revenue in the first quarter 1999 as compared to 37.7% in the first quarter 1998. The dollar increase was mainly attributable to an increase in administrative and marketing staffing to support the expansion of operations, an increase in expenses related to recruitment of scientists, and an increase in overhead expenses relating to the expansion of the Company's Albany facility. During the first three months of 1998, the Company incurred a one-time expense for partial reimbursement of its landlord for expenses in relation to relocating other tenants in order to facilitate the Company's expansion. Excluding this charge, selling, general and administrative expenses for the first three months of 1998 would have represented 30.7% of net contract revenue for the period.

Income tax expense. Income tax expense decreased $1.2 million from $2.9 million in the first quarter of 1998 to $1.7 million for the same period in 1999. The effective rate for the provision for income taxes was 37.5% in the first quarter of 1999 and 38.5% for the same period in 1998. The Company's effective income tax rate was consistent between periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded its business through operating cash flows, proceeds from borrowings and the issuance of equity securities. During the first three months of 1999, the Company generated cash of $2.6 million from operating activities of which $0.9 million was used in investing activities, principally towards the purchase of additional laboratory equipment. Also, during the first quarter of 1999 the Company generated $36.5 million from financing activities consisting of $51.4 million from its recent initial public offering of 2,815,000 shares of common stock, net of $14.9 million of proceeds used to repay principal on outstanding debt obligations. Working capital was approximately
$49.0 million at March 31, 1999 as compared to $8.3 million as of March 31, 1998. The Company has available a $25 million credit facility to supplement its liquidity needs.

The Company recently announced a preliminary plan for expansion of operations at its Rensselaer, New York site. This expansion would accommodate additional chemical development laboratories, as well as a small-scale chemical manufacturing facility. The total cost of this expansion is estimated to be $9 to $11 million, over approximately 18 to 24 months. The Company has received initial approval of over $2 million in state grants to assist in funding the expansion. The Company expects to fund the remaining cost of the expansion through cash on hand, funds from operations, and, if necessary, its credit facility.

The Company is pursuing the expansion of its operations through internal growth and strategic acquisitions. The Company expects such activities will be funded from existing cash and cash equivalents, cash flow from operations, the issuance of equity securities and borrowings. The Company believes that the remaining net proceeds from its recent public offering, together with cash generated from operations and borrowings under the credit facility, will be sufficient to fund its anticipated working capital expenditures (other than financing necessary to complete future acquisitions, if any) for at least the next 12 months. Future acquisitions, if any, could be funded with cash from operations, borrowings under the credit facility and/or the issuance of debt or equity securities. There can be no assurance that attractive acquisition opportunities will be available to the Company or will be available at prices and upon such other terms that are attractive to the Company. The Company regularly evaluates potential acquisitions of other businesses, products and product lines and may hold discussions regarding such potential acquisitions. As a general rule, the Company will publicly announce such acquisitions only after a definitive agreement has been signed. In addition, in order to meet its long-term liquidity needs or consummate future acquisitions, the Company may incur additional indebtedness or issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all. The failure to raise the funds necessary to finance its future cash requirements or consummate future acquisitions could adversely affect the Company's ability to pursue its strategy and could negatively affect its operations in future periods.

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

Information technology. The Company's Task Force and independent information technology consultants have conducted a comprehensive assessment of the Company's main computer system to identify the enterprise-wide hardware and software impact of the Year 2000 problem and to identify mission critical software systems. They determined that no substantial changes are required for the Company's hardware and software to be considered Year 2000 compliant. Since substantially all of the Company's software are standard "off the shelf" packages, much of the remediation and testing process is dependent on the accuracy of work performed by, and the Year 2000 compliance of, such purchased software. The Company's Task Force has completed an assessment of computer hardware and software systems and concluded that no mission critical systems will require extensive modifications to become Year 2000 compliant.

Non-information technology. The Company's non-information technology systems consist mainly of embedded processors such as microcontrollers in security, fire prevention and climate control systems. The Company has reviewed the Year 2000 readiness of vendors supplying such equipment and systems in order to assess the possibility of a Year 2000 failure in these areas. Because of the Company's recent physical expansion at its Albany, New York facility, the majority of the centralized microcomputer systems have been either recently installed or upgraded in capacity. Thus, the Company believes that substantially all of the non-information technology systems within its infrastructure are Year 2000 compliant.

Customer/vendor relationships. The Task Force is seeking to confirm the Year 2000 readiness of its material customers (such as Astra AB and Eli Lilly and Company), its key licensees (such as HMRI), along with the Company's critical vendors. The failure of any of its significant customers or vendors to be Year 2000 compliant could have a material adverse effect on the Company's business, financial position and results of operations.

Due to the non-proprietary nature of the Company's software systems, along with the recent acquisition of a majority of the Company's information technology hardware, the Company anticipates that it will incur no material costs to become Year 2000 compliant. Due to the unlikely nature of internal failures at the Company, no contingency plans have been prepared to address this problem. The most likely reasonable worst case scenario for the Company with respect to the Year 2000 problem would be the failure of a significant customer or vendor, including an energy vendor, to be Year

2000 compliant such that the failure would either cause the Company to lose a revenue stream or to experience a withholding of a vendor's goods or services because of the situation. In the case of a material customer, this could result in lost revenue, while in the case of a vendor, this could result in higher than anticipated expenses, as the Company would be required to seek alternative suppliers of these goods and services.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 2.  Changes in Securities and Use of Proceeds

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

          (4)  (i)    As of the date of the filing of this report, the offering
                      has terminated and approximately 2,815,000 of the securities registered were sold.

               (ii) The names of the managing underwriters are ING Baring Furman Selz LLC and Hambrecht & Quist LLC.

               (iii) The Company's Common Stock, par value $0.01 per share, was the class of securities registered.

               (iv) The Company registered 2,875,000 shares of its Common Stock (which includes 375,000 shares solely to cover over-allotments), having an aggregate price of the offering amount registered of $57,500,000 million. As of the date of the filing of this report, 2,815,000 of the total shares registered have been sold at an aggregate offering price of $56,300,000.

               (v) From February 4, 1999 to the date hereof, the amount of expenses incurred by the Company in connection with the issuance and distribution of the securities totaled $4.9 million, which consisted of direct payments of: (i) $.8 million in legal, accounting and printing fees; (ii) $3.9 million in underwriters discount, fees and commissions; and (iii) $.2 million in miscellaneous expenses. No payments for such expenses were made to (i) any of the Company's directors, officers, general partners or their associates, (ii) any person(s) owning 10% or more of any class of equity securities of the Company or (iii) the Company's affiliates.

               (vi) The net offering proceeds to the Company after deducting its total expenses was $51.4 million.

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

Item 6.  Exhibits and Reports Filed on Form 8-K

      (a) Exhibits.

          27.1  Financial Data Schedule

      (b) Reports on Form 8-K.

          None.

                                  SIGNATURES
                                  ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ALBANY MOLECULAR RESEARCH, INC.


                                       /s/ Thomas E. D'Ambra, Ph.D.
Date: May 14, 1999                  By:____________________________
                                       Thomas E. D'Ambra, Ph.D.
                                       Chairman and Chief Executive Officer

                                       /s/ David P. Waldek
Date: May 14, 1999                  By:____________________________
                                       David P. Waldek
                                       Treasurer and Chief Financial Officer

Exhibit 27.1  Financial Data Schedule