Form 10-Q
period 1999-06-30
ALBANY MOLECULAR RESEARCH INC
filed 1999-08-16
CIK 1065087

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             _____________________

                                   FORM 10-Q
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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
                               Yes  [X]   No    [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                        Outstanding at August 10, 1999
            -----                        ------------------------------
     Common Stock, $.01 par value              12,901,918

                        ALBANY MOLECULAR RESEARCH, INC.
                                     INDEX

                                                                                       Page
                                                                                       ----
Part I.  Financial Information

         Item 1.   Condensed Consolidated Financial Statements
                   Condensed Consolidated Balance Sheets                                3
                   Condensed Consolidated Statement of Operations                       4
                   Condensed Consolidated Statement of Cash Flows                       5
                   Notes to Unaudited Condensed Consolidated Financial Statements       6

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                  8

         Item 3.   Quantitative and Qualitative Disclosure
                   About Market Risk                                                   11

Part II. Other Information

         Item 1.   Legal Proceedings                                                   11

         Item 2.   Changes in Securities and Use of Proceeds                           11

         Item 4.   Submission of Matters to a Vote of Security Holders                 13

         Item 6.   Exhibits and Reports Filed on Form 8-K                              13

Signatures                                                                             14

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                        Albany Molecular Research, Inc.
                     Condensed Consolidated Balance Sheets

                                                                                   June 30, 1999              December 31, 1998
                                                                              --------------------         -----------------------
                                                                                    (unaudited)
                                   Assets
Current assets:
  Cash and cash equivalents                                                     $       17,640,153           $          3,957,091
  Accounts receivable                                                                    3,332,508                      2,798,742
  Royalty income receivable                                                              5,847,500                      3,256,498
  Investment securities, available-for-sale                                             27,257,501                      2,026,620
  Inventory                                                                                836,927                        575,525
  Unbilled services                                                                        159,360                        105,036
  Prepaid expenses and other current assets                                                743,053                      1,394,416
                                                                              --------------------         ----------------------
     Total current assets                                                               55,817,002                     14,113,928

Property and equipment, net                                                             14,873,892                     14,318,217

Other assets:
  Patents and other intangible assets, net                                                 286,820                        338,220
  Other assets                                                                           1,137,810                        137,810
                                                                              --------------------         ----------------------
   Total other assets                                                                    1,424,630                        476,030
                                                                              --------------------         ----------------------

Total assets                                                                    $       72,115,524            $        28,908,175
                                                                              ====================         ======================

                    Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                                         $        1,798,003            $         2,849,828
  Unearned income                                                                        1,446,205                      1,150,858
  Current installments of long-term debt                                                        --                      1,587,168
  Other current liabilities                                                                533,853                        182,293
                                                                              --------------------         ----------------------
    Total current liabilities                                                            3,778,061                      5,770,147

Long-term liabilities:
  Long-term debt, excluding current installments                                                --                     13,348,672
  Deferred income taxes                                                                    908,487                        509,812
                                                                              --------------------         ----------------------
Total liabilities                                                                        4,686,548                     19,628,631
                                                                              --------------------         ----------------------

Stockholders' equity:
  Preferred stock, $0.01 par value, authorized 2,000,000 shares, issued and outstanding 0 and 100,000 shares at June 30, 1999 and December 31,
    1998, respectively                                                                          --                          1,000
  Common stock, $0.01 par value, authorized 50,000,000 shares; issued
    12,901,918 at June 30, 1999 and 11,102,127 at December 31, 1998;
    outstanding 12,901,918 at June 30, 1999 and 9,970,224  at
    December 31, 1998                                                                      129,014                        111,021
  Additional paid-in capital                                                            45,174,626                      3,834,411
  Retained earnings                                                                     22,158,366                     15,328,015
  Treasury stock, at cost                                                                       --                    (10,061,360)
  Accumulated other comprehensive income                                                   (33,030)                        66,457
                                                                              --------------------         ----------------------
    Total stockholders' equity                                                          67,428,976                      9,279,544
                                                                              --------------------         ----------------------

Total liabilities and stockholders' equity                                      $       72,115,524          $          28,908,175
                                                                              ====================         ======================

See notes to unaudited condensed consolidated financial statements.

                        Albany Molecular Research, Inc.
                Condensed Consolidated Statements of Operations
                                  (unaudited)

                                               Three Months Ended                   Six Months Ended
                                      ----------------------------------------------------------------------
                                        June 30, 1999     June 30, 1998     June 30, 1999     June 30, 1998
                                      ----------------   ---------------   ---------------   ---------------

Net contract revenue                  $     4,964,380    $    3,091,168    $    9,390,028    $    5,964,176

Cost of contract revenue                    2,800,619         1,744,481         5,303,241         3,252,202
                                      ----------------   ---------------   ---------------   ---------------
Gross profit from contract revenue          2,163,761         1,346,687         4,086,787         2,711,974
                                      ----------------   ---------------   ---------------   ---------------

Other operating revenue:
 Non-recurring licensing fees,
   milestones, and royalties                       --         1,000,000                --         7,369,000
 Recurring royalties                        5,850,430         3,286,544        10,034,177         5,016,145
 Technology incentive award                  (577,748)         (327,298)         (992,833)       (1,137,158)
                                      ---------------    --------------    --------------    --------------
  Other operating revenue, net              5,272,682         3,959,246         9,041,344        11,247,987
                                      ----------------   ---------------   ---------------   --------------

Operating expenses:
 Research and development                     135,300           132,149           264,070           340,943
 Selling, general and administrative        1,385,014         1,025,226         2,648,433         2,108,415
                                      ---------------    --------------    --------------    --------------
  Total operating expenses                  1,520,314         1,157,375         2,912,503         2,449,358
                                      ---------------    --------------    --------------    --------------

Income from operations                      5,916,129         4,148,558        10,215,628        11,510,603

Other income, net                             475,988            71,900           711,320           101,128
                                      ----------------   ---------------   ---------------   ---------------

Income before income tax expense            6,392,117         4,220,458        10,926,948        11,611,731

Income tax expense                          2,396,597         1,462,487         4,096,597         4,315,097
                                      ----------------   ---------------   ---------------   ---------------

Net income                             $    3,995,520     $   2,757,971     $   6,830,351     $   7,296,634
                                      ================   ===============   ===============   ===============

Basic earnings per share               $         0.31     $        0.26     $        0.56     $        0.68
                                      ================   ===============   ===============   ===============

Diluted earnings per share             $         0.28     $        0.23     $        0.50     $        0.60
                                      ================   ===============   ===============   ===============


See notes to unaudited condensed consolidated financial statements.

                        Albany Molecular Research, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                             Six Months Ended
                                                                  ---------------------------------------
                                                                      June 30, 1999        June 30, 1998
                                                                  -----------------       ---------------
Operating activities
Net income                                                        $       6,830,351       $     7,296,634
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation and amortization                                            797,719               428,570
   Provision for doubtful accounts                                           65,208                    --
   Deferred income tax expense                                              465,000               272,736
   (Increase) decrease in:
    Accounts receivable                                                    (598,974)             (508,347)
    Royalty income receivable                                            (2,591,002)           (3,275,000)
    Unbilled services                                                       (54,324)               33,047
    Inventory, prepaid expenses and other current assets                    389,960               (13,941)
   (Decrease) increase in:
    Accounts payable and accrued expenses                                (1,051,826)            2,606,746
    Unearned income                                                         295,347               297,543
    Other current liabilities                                               351,560             1,760,233
                                                                  -----------------       ---------------
Net cash provided by operating activities                                 4,899,019             8,898,221
                                                                  -----------------       ---------------

Investing activities
 Purchases of investment securities                                     (25,396,692)               (2,727)
 Purchases of property and equipment                                     (1,300,050)           (5,772,161)
 Payment for deposits                                                    (1,000,000)                   --
 Purchase of customer list                                                       --               (18,000)
 Payments for organizational costs                                               --                (4,650)
 Payments for patent application costs                                       (1,943)              (33,507)
                                                                  -----------------       ---------------
Net cash used in investing activities                                   (27,698,685)           (5,831,045)
                                                                  -----------------       ---------------

Financing activities
 Principal payments on long-term debt                                   (14,935,840)           (1,986,897)
 Principal payments under capital lease obligations                              --                (1,256)
 Proceeds from borrowings on long-term debt                                      --             5,000,000
 Proceeds from sale of common stock                                      51,418,568               230,917
                                                                  -----------------       ---------------
Net cash provided by financing activities                                36,482,728             3,242,764
                                                                  -----------------       ---------------

Increase in cash and cash equivalents                                    13,683,062             6,309,940

Cash and cash equivalents at beginning of year                            3,957,091             1,261,518
                                                                  -----------------       ---------------

Cash and cash equivalents at end of period                        $      17,640,153       $     7,571,458
                                                                  =================       ===============
Noncash items:

  Common stock issued for customer list                           $              --       $       100,000

  Common stock issued for relocation incentive                    $              --       $       200,000

  (Decrease) in net unrealized gain on securities
  available-for-sale, net of tax                                  $         (99,487)      $        (1,539)

Additional disclosures relative to cash flows:

  Interest paid                                                   $         132,789       $        92,604

  Income taxes paid                                               $       2,754,000       $     1,930,420

See notes to unaudited condensed consolidated financial statements.

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

Note C - Earnings Per Share

A summary of the shares used in the calculation of earnings per share is shown below:

                                                          Three Months Ended
                                ----------------------------------------------------------------------
                                          June 30, 1999                        June 30, 1998
                                ----------------------------------    --------------------------------
                                               Average       Per                    Average      Per
                                   Net          Shares      Share        Net        Shares      Share
                                  Income     Outstanding    Amount      Income    Outstanding  Amount
                                ----------------------------------    --------------------------------
Basic earnings per share        $3,995,520      12,898,877   $0.31    $2,757,971   10,800,400    $0.26

Dilutive effect of stock
 options and grants                     --       1,402,113                    --    1,323,350

Dilutive effect of assumed
 preferred stock conversion             --              --                    --       45,000
                                --------------------------            -----------------------
Diluted earnings per share      $3,995,520      14,300,990   $0.28    $2,757,971   12,168,750    $0.23
                                ==================================    ================================

                                                           Six Months Ended
                                ----------------------------------------------------------------------
                                          June 30, 1999                        June 30, 1998
                                ----------------------------------    --------------------------------
                                                 Average     Per                    Average     Per
                                   Net           Shares     Share        Net        Shares     Share
                                  Income       Outstanding  Amount      Income    Outstanding  Amount
                                ----------------------------------    --------------------------------
Basic earnings per share        $6,830,351      12,268,376   $0.56    $7,296,634   10,789,460    $0.68

Dilutive effect of stock
 options and grants                     --       1,353,497                    --    1,299,665

Dilutive effect of assumed
 preferred stock conversion             --              --                    --       45,000
                                --------------------------            -----------------------
Diluted earnings per share      $6,830,351      13,621,873   $0.50    $7,296,634   12,134,125    $0.60
                                ==================================    ================================

Note D - Comprehensive Income

The Company is required to report comprehensive income and its components in accordance with the provisions of the Financial Accounting Standards Board Statement No. 130 "Reporting Comprehensive Income."

The following table presents the components of the Company's comprehensive income for the three months ended June 30, 1999 and 1998:

                                                                                          Three Months Ended
                                                                            ----------------------------------------------
                                                                                June 30, 1999              June 30, 1998
                                                                            --------------------        ------------------
Net income                                                                      $   3,995,520               $  2,757,971

Other comprehensive (loss) income:
 Change in unrealized (loss) gain on available-for-sale securities, net of
  tax benefit of $61,496 in 1999 and tax expense of $697 in 1998                      (92,244)                     1,046
                                                                                -------------               ------------
   Total comprehensive income                                                   $   3,903,276               $  2,759,017
                                                                                =============               ============

The following table presents the components of the Company's comprehensive income for the six months ended June 30, 1999 and 1998:

                                                                                            Six Months Ended
                                                                               ------------------------------------------
                                                                                  June 30, 1999          June 30, 1998
                                                                               -----------------      -------------------
Net income                                                                         $6,830,351             $7,296,634

Other comprehensive (loss):
 Change in unrealized (loss) on available-for-sale securities, net of
  tax benefit of $66,325 in 1999 and $1,026 in 1998                                   (99,487)                (1,539)
                                                                                   ----------             ----------
  Total comprehensive income                                                       $6,730,864             $7,295,095
                                                                                   ==========             ==========

Note E - Financial Information by Customer Concentration and Geographic Area

Net contract revenue from the Company's three largest customers represented approximately 20%, 12% and 11% of total consolidated net contract revenue for the three months ended June 30, 1999, and 18%, 15% and 13% of total consolidated net contract revenue for the three months ended June 30, 1998. Net contract revenue from the Company's three largest customers represented approximately 20%, 12% and 11% of total consolidated net contract revenue for the six months ended June 30, 1999, and 16%, 14% and 13% of total consolidated net contract revenue for the six months ended June 30, 1998.

The Company's net contract revenue for the three months ended June 30, 1999 and 1998 and for the six months ended June 30, 1999 and 1998 was recognized from customers in the following geographic regions:

                                      Three Months Ended                              Six Months Ended
                          ----------------------------------------         --------------------------------------
                           June 30, 1999            June 30, 1998           June 30, 1999          June 30, 1998
                          ---------------          ---------------         ---------------        ---------------
United States                  91%                        85%                    90%                    84%
Europe                          9%                        15%                    10%                    16%
                          ---------------          ---------------         ---------------        ---------------
Total                         100%                       100%                   100%                   100%
                          ---------------          ---------------         ---------------        ---------------

Note F - Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement was amended by SFAS No. 137 to defer the effective date to fiscal quarters of fiscal years beginning after June 15, 2000. Management does not anticipate that the adoption of this statement will have a material effect on the Company's financial statements because the Company does not presently utilize derivative investments or engage in hedging activities.

In April 1998, the AICPA issued Statement of Position 98-5, "Reporting the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 requires that the costs of start-up activities including organizational costs, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of this statement on January 1, 1999 did not have a material effect on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the Notes thereto included within this report. This Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company's actual results could differ materially from those projected in the forward-looking statements and therefore, prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ from those discussed in the forward-looking statements as a result of various factors, including, without limitation, the Company's ability to attract and retain experienced scientists, any decline in the recent trend of outsourcing chemistry research services by pharmaceutical and biotechnology companies, the continuation of royalties from the Company's Allegra(TM)/Telfast license agreement with Hoechst Marion Roussel, Inc. ("HMRI"), and the Company's ability to manage its growth, as well as the factors set forth under the caption "Risk Factors and Certain Factors Affecting Forward-Looking Statements," in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission on March 31, 1999, the discussion set forth below and the matters set forth in this Form 10-Q generally.

Results of Operations - Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Net contract revenue. Net contract revenue consists primarily of fees earned under contracts with third party customers, net of reimbursed expenses. Reimbursed expenses consist of laboratory supplies, chemicals and other costs reimbursed by customers and, in accordance with industry practice, are included in contract revenue. Reimbursed expenses vary from contract to contract. The Company views net contract revenue as its primary measure of revenue growth rather than licensing fees and royalties, which are dependent upon sales by the Company's licensee. Net contract revenue for the second quarter of 1999 increased 61% to $5.0 million compared to $3.1 million for the same period in 1998. This increase was due principally to the performance by the Company of a greater number of projects, primarily for core medicinal chemistry and chemical development services.

Gross profit. The Company's cost of revenue, from which it derives gross profit, consists primarily of compensation and associated fringe benefits for employees and other direct project related costs. Gross profit increased 61% to $2.2 million in the second quarter of 1999 from $1.3 million for the same period in 1998. The Company's gross margin as a percentage of net contract revenue remained consistent between periods.

Other operating revenue. Other operating revenue consists of licensing fees, milestones and royalties net of technology incentive award expense incurred under the Company's Technology Development Incentive Plan. The Company earns royalties from HMRI under a license agreement based on sales of fexofenadine HCl, marketed as Allegra(TM) in the Americas and Telfast elsewhere. Royalty payments are due within 45 days after the end of a calendar quarter and are determined based on such quarter's sales. Other operating revenue for the second quarter of 1999 increased 33% to $5.3 million compared to $4.0 million in 1998. The second quarter 1998 operating revenue also included a $1.0 million milestone payment. The Company expects no future non-recurring income from its Allegra(TM)/Telfast license agreement with HMRI. Excluding this non-recurring income, other operating revenue increased 78% to $5.3 million in the second quarter of 1999 as compared to $3.0 million in 1998 as a result of increased recurring royalties under the Allegra(TM)/Telfast license agreement due to increased sales of the drug product.

Research and development. Research and development expense consists of payments in connection with collaborations with academic institutions, compensation and benefits for scientific personnel for work performed on proprietary research projects and costs of supplies and related chemicals. Research and development expense increased 2% to $135,000 for the second quarter of 1999 from $132,000 for the same period in 1998. The support for the Company's proprietary research programs remained relatively consistent between periods.

Selling, general and administrative. Selling, general and administrative expense consists of compensation and related fringe benefits for marketing and administrative employees, professional services, marketing costs and all costs related to facilities and information services. Selling, general and administrative expenses increased 35% to $1.4 million for the second quarter of 1999 from $1.0 million for the corresponding period of 1998. Selling, general and administrative expenses represented 27.9% of net contract revenue in the second quarter of 1999 as compared to 33.2% in the second quarter of 1998. The dollar increase was mainly attributable to an increase in administrative and marketing staffing to support the expansion of operations, an increase in expenses related to recruitment of scientists, and an increase in overhead expenses relating to the expansion of the Company's Albany facility.

Income tax expense. Income tax expense increased to $2.4 million during the second quarter of 1999 from $1.5 million in the second quarter of 1998. The effective rate for the Company's provision for income taxes was 37.5% in the second quarter of 1999 and 34.7% for the same period in 1998. The lower tax rate for the second quarter of 1998 resulted from a change in the estimated effective tax rate for the year.

Results of Operations - Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Net contract revenue. Net contract revenue for the first six months of 1999 increased 57% to $9.4 million compared to $6.0 million for the same period in 1998. This increase was due principally to the performance of a greater number of projects, primarily for core medicinal chemistry and chemical development services.

Gross profit. Gross profit increased 51% to $4.1 million for the first six months of 1999 from $2.7 million for the same period in 1998. The gross profit margin percentage was approximately 43.5% for the first six months of 1999 as compared to 45.5% for the same period in 1998. The decrease in the gross profit margin was mainly attributable to overhead, depreciation and one-time supply expenses associated with the expansion of the Company's laboratory facilities, which was completed in January 1999.

Other operating revenue. Other operating revenue for the first six months of 1999 decreased 20% to $9.0 million as compared to $11.2 million during the same period in 1998. The decline in other operating revenue in 1999 was attributable to $7.4 million in non-recurring royalties and milestones recognized during the first six months of 1998. The Company expects no future non-recurring income from its Allegra(TM)/Telfast license agreement with HMRI. Excluding this non-recurring income, other operating revenue increased 100% to $9.0 million in the first six months of 1999 as compared to $4.5 million in 1998 as a result of increased recurring royalties under the Allegra(TM)/Telfast license agreement due to increased sales of the drug product.

Research and development. Research and development expense decreased 23% to $264,000 for the first six months of 1999 from $341,000 for the same period in 1998. The decrease was due primarily to contractual renewals with the Company's research collaborators pertaining to proprietary research programs funded at a lower level than in previous periods.

Selling, general and administrative. Selling, general and administrative expenses increased 26% to $2.6 million for the first six months of 1999 from $2.1 million for the corresponding period of 1998. Selling, general and administrative expenses represented 28.2% of net contract revenue in the first six months of 1999 as compared to 35.3% in the first six months of 1998. The dollar increase was mainly attributable to an increase in administrative and marketing staffing to support the expansion of operations, an increase in expenses related to recruitment of scientists, an increase in overhead expenses relating to the expansion of the Company's Albany facility, and certain costs associated with becoming a publicly-traded company. During the first six months of 1998, the Company incurred a one-time expense for partial reimbursement of its landlord for expenses in relocating other tenants in order to facilitate the Company's expansion. Excluding this charge, selling, general and administrative expenses for the first six months of 1998 would have represented 32.0% of net contract revenue for the period.

Income tax expense. Income tax expense decreased $219,000 from $4.3 million in the first six months of 1998 to $4.1 million for the same period in 1999. The effective rate for the provision for income taxes was 37.5% for the first six months of 1999 and 37.2% for the same period in 1998.

Liquidity and Capital Resources

The Company has historically funded its business through operating cash flows, proceeds from borrowings and the issuance of equity securities. During the first six months of 1999, the Company generated cash of $4.9 million from operating activities of which $2.3 million was used principally towards the purchase of additional laboratory equipment. In addition, $25.4 million was used towards the purchase of investment securities. During the first six months of 1999, the Company generated $36.5 million from financing activities, consisting of $51.4 million from its recent initial public offering of 2,815,000 shares of common stock, net of $14.9 million of proceeds used to repay principal on outstanding debt obligations. Working capital was approximately $52.0 million at June 30, 1999 as compared to $10.1 million as of June 30, 1998. The Company has available a $25 million credit facility to supplement its liquidity needs.

The Company has initiated a feasibility study for a potential expansion of operations at its Rensselaer, New York site. This expansion would accommodate additional chemical development laboratories, as well as a small-scale chemical manufacturing facility. The total cost of this expansion is estimated to be $9 to $11 million, payable over approximately 18 to 24 months. The Company has received initial approval of over $2 million in state grants to assist in funding the expansion. The Company expects to fund the remaining cost of the expansion through cash on hand, funds from operations, and, if necessary, its credit facility.

The Company is pursuing the expansion of its operations through internal growth and strategic acquisitions. The Company expects such activities will be funded from existing cash and cash equivalents, cash flow from operations, the issuance of equity securities and borrowings. The Company believes that the remaining net proceeds from its recent public offering, together with cash generated from operations and borrowings under the credit facility, will be sufficient to fund its anticipated working capital needs and capital expenditures (other than financing necessary to complete future acquisitions, if any) for at least the next 12 months. Future acquisitions, if any, could be funded with cash from operations, borrowings under the credit facility and/or the issuance of debt or equity securities. There can be no assurance that attractive acquisition opportunities will be available to the Company or will be available at prices and upon such other terms that are attractive to the Company. The Company regularly evaluates potential acquisitions of other businesses, products and product lines and may hold discussions regarding such potential acquisitions. As a general rule, the Company will publicly announce such acquisitions only after a definitive agreement has been signed. In addition, in order to meet its long-term liquidity needs or consummate future acquisitions, the Company may incur additional indebtedness or issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all. The failure to raise the funds necessary to finance its future cash requirements or consummate future acquisitions could adversely affect the Company's ability to pursue its strategy and could negatively affect its operations in future periods.

Year 2000 Compliance

General. The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the application of computer programs which have been written using two digits, rather than four, to define the application year of business transactions. The Company's Year 2000 remediation and compliance program (the "Year 2000 Project") is managed by a Task Force consisting of representatives from all major operational units within the Company and is currently directed by the Company's Chief Financial Officer. The Year 2000 Project Task Force's focus has been the functional areas of information technology, non-information technology (embedded processors) and customer/vendor Year 2000 assessment.

Information technology. The Company's Task Force and independent information technology consultants have conducted a comprehensive assessment of the Company's main computer system to identify the enterprise-wide hardware and software impact of the Year 2000 problem and to identify mission critical software systems. They determined that no substantial changes are required for the Company's enterprise-wide hardware and software to be considered Year 2000 compliant. Since substantially all of the Company's software are standard "off the shelf" packages, much of the remediation and testing process is dependent on the accuracy of work performed by, and the Year 2000 compliance of, such purchased software. The Company believes that all of its mission critical information technology systems will be Year 2000 compliant by the end of the third quarter of 1999.

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

Customer/vendor relationships. The Task Force has investigated the Year 2000 readiness of its material customers (such as AstraZeneca and Eli Lilly and Company) and its key licensees (such as HMRI). The Company is in the process of attempting to obtain written verification from its critical vendors that they will be Year 2000 compliant. The Company has received written verification from substantially all of its critical vendors that they will be Year 2000 compliant by the end of the third quarter of 1999. The failure of any of its significant customers or vendors to be Year 2000 compliant could have a material adverse effect on the Company's business, financial position and results of operations.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

        Not Applicable.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        The Company, from time to time, may be involved in various claims and legal proceedings arising in the ordinary course of its business. The Company is not currently a party to any such claims or proceedings which, if decided adversely to the Company, would likely either individually or in the aggregate have a material adverse effect on the Company's business, financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

        (c) Recent Sales of Unregistered Securities.

          (1) In March 1999, the Company issued 56,250 shares of Common Stock upon exercise of an outstanding stock option under the Company's 1992 Stock Option Plan for an aggregate exercise price of $7,875 to an employee of the Company in reliance upon the exemption from registration under Rule 701 promulgated under the Securities Act.

          (2) In April 1999, the Company issued 8,196 shares of Common Stock upon the exercise of an outstanding stock option under the Company's 1992 Stock Option Plan for an aggregate exercise price of $4,554 to an employee of the Company in reliance upon the exemption from registration under Rule 701 promulgated under the Securities Act.

          (3) In June 1999, the Company issued 6,750 shares of Common Stock upon the exercise of an outstanding stock option under the Company's 1992 Stock Option Plan for an aggregate exercise price of $12,825 to an employee of the Company in reliance upon the exemption from registration under Rule 701 promulgated under the Securities Act.

        (d) Use of Proceeds from Registered Securities.

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

               (v) From February 4, 1999 to the date hereof, the amount of expenses incurred by the Company in connection with the issuance and distribution of the securities totaled $4.9 million, which consisted of direct payments of: (i) $0.8 million in legal, accounting and printing fees; (ii) $3.9 million in underwriters' discounts, fees and commissions; and (iii) $0.2 million in miscellaneous expenses. No payments for such expenses were made to (i) any of the Company's directors, officers, general partners or their associates, (ii) any person(s) owning 10% or more of any class of equity securities of the Company or (iii) the Company's affiliates.

               (vi) The net offering proceeds to the Company after deducting its total expenses were $51.4 million.

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

               (viii) The uses of proceeds described do not represent a
                      material change in the uses of proceeds described in the Company's prospectus.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company held its annual meeting of stockholders (the "Annual Meeting") on June 17, 1999. At the Annual Meeting, stockholders of the Company voted to elect Chester J. Opalka and Frank W. Haydu, III to serve as Class I Directors of the company for three-year terms, such terms to continue until the annual meeting of stockholders in 2002 and until their respective successors are duly elected and qualified. The votes cast for, and withheld from, the election of the aforementioned Directors are listed below:

                                  Votes                 Votes
                                 Cast For           Withheld From
                                ----------          -------------
        Chester J. Opalka       12,131,902              3,900
        Frank W. Haydu, III     12,131,602              4,200

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


                                    ALBANY MOLECULAR RESEARCH, INC.



Date: August 16, 1999               By:  /s/ Thomas E. D'Ambra, Ph.D.
                                       --------------------------------------
                                       Thomas E. D'Ambra, Ph.D.
                                       Chairman and Chief Executive Officer


Date: August 16, 1999               By:  /s/  David P. Waldek
                                       --------------------------------------
                                       David P. Waldek
                                       Treasurer and Chief Financial Officer