Form 10-Q
period 1999-09-30
ALBANY MOLECULAR RESEARCH INC
filed 1999-11-15
CIK 1065087

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             _____________________

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

                         Yes  [X]   No    [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                        Outstanding at November 10, 1999
            -----                        --------------------------------
     Common Stock, $.01 par value              14,578,476

                        ALBANY MOLECULAR RESEARCH, INC.
                                     INDEX


                                                                                        Page
                                                                                        ----
Part I.  Financial Information

         Item 1.      Condensed Consolidated Financial Statements

                      Condensed Consolidated Balance Sheets                              3
                      Condensed Consolidated Statements of Operations                    4
                      Condensed Consolidated Statements of Cash Flows                    5
                      Notes to Unaudited Condensed Consolidated Financial Statements     6

          Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                8

          Item 3.     Quantitative and Qualitative Disclosures About
                      Market Risk                                                        11

Part II. Other Information

          Item 1.     Legal Proceedings                                                  11

          Item 2.     Changes in Securities and Use of Proceeds                          11

          Item 6.     Exhibits and Reports Filed on Form 8-K                             13

Signatures                                                                               14

PART 1--FINANCIAL INFORMATION

  Item 1.  Condensed Consolidated Financial Statements

                        ALBANY MOLECULAR RESEARCH, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              SEPTEMBER 30, 1999  DECEMBER 31, 1998
                                                                              ------------------  -----------------
                                                                                (UNAUDITED)
                                   ASSETS
Current assets:
 Cash and cash equivalents                                                      $ 13,964,614       $  3,957,091
 Accounts receivable, net                                                          4,694,691          2,798,742
 Royalty income receivable                                                         5,787,700          3,256,498
 Investment securities, available-for-sale                                        35,732,921          2,026,620
 Inventory                                                                         1,082,027            575,525
 Unbilled services                                                                    37,120            105,036
 Prepaid expenses and other current assets                                           889,163          1,394,416
                                                                                ------------       ------------
  Total current assets                                                            62,188,236         14,113,928

Property and equipment, net                                                       14,890,470         14,318,217

Other assets:
 Patents and other intangible assets, net                                            276,371            338,220
 Other assets                                                                      1,137,810            137,810
                                                                                ------------       ------------
  Total other assets                                                               1,414,181            476,030
                                                                                ------------       ------------
Total assets                                                                    $ 78,492,887       $ 28,908,175
                                                                                ============       ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                                          $  2,241,821       $  2,849,828
 Unearned income                                                                   1,538,838          1,150,858
 Current installments of long-term debt                                                 --            1,587,168
 Other current liabilities                                                           346,478            182,293
                                                                                ------------       ------------
  Total current liabilities                                                        4,127,137          5,770,147

Long-term liabilities:
 Long-term debt, excluding current installments                                         --           13,348,672
 Deferred income taxes                                                             1,317,896            509,812
                                                                                ------------       ------------
Total liabilities                                                                  5,445,033         19,628,631
                                                                                ------------       ------------

Stockholders' equity:
 Preferred stock, $0.01 par value, authorized 2,000,000 shares, issued and outstanding 0 and 100,000 shares at September 30, 1999 and December 31,
  1998, respectively                                                                    --                1,000

 Common stock, $0.01 par value, authorized 50,000,000 shares; issued
  13,593,789 at September 30, 1999 and 11,102,127 at December 31, 1998;
  outstanding 13,593,789 at September 30, 1999 and 9,970,224 at
  December 31, 1998                                                                  135,938            111,021

 Additional paid-in capital                                                       46,616,477          3,834,411
 Retained earnings                                                                26,309,107         15,328,015
 Treasury stock, at cost                                                                --          (10,061,360)
 Accumulated other comprehensive income                                              (13,668)            66,457
                                                                                ------------       ------------
  Total stockholders' equity                                                      73,047,854          9,279,544
                                                                                ------------       ------------
Total liabilities and stockholders' equity                                      $ 78,492,887       $ 28,908,175
                                                                                ============       ============

See notes to unaudited condensed consolidated financial statements.

                        ALBANY MOLECULAR RESEARCH, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                               THREE MONTHS ENDED                          NINE MONTHS ENDED
                                     ----------------------------------------    ----------------------------------------
                                     SEPTEMBER 30, 1999    SEPTEMBER 30, 1998    SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
                                     ------------------    ------------------    ------------------    ------------------
Net contract revenue                     $ 5,430,764           $ 3,685,168           $ 14,820,792         $  9,649,344

Cost of contract revenue                   3,070,186             2,067,790              8,373,427            5,319,992
                                         -----------          ------------           ------------         ------------
Gross profit from contract revenue         2,360,578             1,617,378              6,447,365            4,329,352
                                         -----------          ------------           ------------         ------------

Other operating revenue:
 Non-recurring licensing fees,
  milestones, and royalties                     --                    --                     --              7,368,921
 Recurring royalties                       5,847,756             3,261,937             15,881,933            8,278,161
 Technology incentive award                 (584,775)             (297,473)            (1,577,608)          (1,434,631)
                                         -----------          ------------           ------------         ------------
  Other operating revenue, net             5,262,981             2,964,464             14,304,325           14,212,451
                                         -----------          ------------           ------------         ------------

Operating expenses:
 Research and development                    136,671               194,125                400,741              535,068
 Selling, general and administrative       1,422,346             1,053,925              4,070,779            3,162,340
                                         -----------          ------------           ------------         ------------
  Total operating expenses                 1,559,017             1,248,050              4,471,520            3,697,408
                                         -----------          ------------           ------------         ------------

Income from operations                     6,064,542             3,333,792             16,280,170           14,844,395

Other income, net                            569,423                18,973              1,280,743              120,102
                                         -----------          ------------           ------------         ------------

Income before income tax expense           6,633,965             3,352,765             17,560,913           14,964,497

Income tax expense                         2,483,224             1,349,240              6,579,821            5,664,338
                                         -----------          ------------           ------------         ------------
Net income                               $ 4,150,741           $ 2,003,525           $ 10,981,092         $  9,300,159
                                         ===========           ===========           ============         ============
Basic earnings per share                 $      0.32           $      0.18           $       0.87         $       0.86
                                         ===========           ===========           ============         ============
Diluted earnings per share               $      0.29           $      0.16           $       0.79         $       0.76
                                         ===========           ===========           ============         ============


See notes to unaudited condensed consolidated financial statements.

                        ALBANY MOLECULAR RESEARCH, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                              NINE MONTHS ENDED
                                                              ----------------------------------------------
                                                              SEPTEMBER 30, 1999          SEPTEMBER 30, 1998
                                                              ------------------          ------------------
OPERATING ACTIVITIES
Net income                                                     $ 10,981,092                 $ 9,300,159
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation and amortization                                  1,200,766                     740,621
   Provision for doubtful accounts                                  140,208                     (30,000)
   Deferred income tax expense                                      861,500                     316,609
   (Increase) decrease in:
       Accounts receivable                                       (2,036,275)                   (945,483)
       Royalty income receivable                                 (2,531,202)                 (3,241,317)
       Unbilled services                                             67,916                      (9,862)
       Inventory, prepaid expenses and other current assets          13,344                    (484,360)
   (Decrease) increase in:
       Accounts payable and accrued expenses                       (608,008)                  1,400,150
       Unearned income                                              387,980                     639,386
       Other current liabilities                                    164,185                     366,852
                                                               ------------                 -----------
Net cash provided by operating activities                         8,641,506                   8,052,755
                                                               ------------                 -----------

INVESTING ACTIVITIES
   Purchases of investment securities                           (33,839,841)                    (54,315)
   Purchases of property and equipment                           (1,722,213)                 (9,460,885)
   Payment for deposits                                          (1,000,000)                       --
   Purchase of customer list                                           --                       (18,000)
   Payments for organizational costs                                   --                        (4,650)
   Payments for patent application costs                             (3,431)                   (122,923)
                                                               ------------                 -----------
Net cash used in investing activities                           (36,565,485)                 (9,660,773)
                                                               ------------                 -----------

Financing activities
   Principal payments on long-term debt                         (14,935,840)                 (1,967,222)
   Principal payments under capital lease obligations                  --                        (1,256)
   Proceeds from borrowings on long-term debt                          --                     5,000,000
   Proceeds from sale of common stock                            52,867,343                     145,997
                                                               ------------                 -----------
Net cash provided by financing activities                        37,931,503                   3,177,519
                                                               ------------                 -----------

Increase in cash and cash equivalents                            10,007,524                   1,569,501

Cash and cash equivalents at beginning of year                    3,957,091                   1,261,518
                                                               ------------                 -----------
Cash and cash equivalents at end of period                     $ 13,964,615                 $ 2,831,019
                                                               ============                 ===========
Noncash items:

  Common stock issued for customer list                        $       --                   $   100,000

  Common stock issued for relocation incentive                 $       --                   $   200,000

  (Decrease) in net unrealized gain on securities
   available-for-sale, net of tax                              $    (80,125)                $    15,878

Additional disclosures relative to cash flows:

  Interest paid                                                $    133,089                 $   176,865

  Income taxes paid                                            $  5,039,000                 $ 4,648,499

See notes to unaudited condensed consolidated financial statements.

Note A--Basis of Presentation

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

Note B--Subsequent Event

On October 19, 1999, the Company consummated a merger of EnzyMed, Inc., a provider of combinatorial biocatalysis discovery services based in Iowa, with and into the Company. As a result of the merger, the Company acquired all of the outstanding common and preferred stock of EnzyMed in exchange for 726,056 shares of the Company's Common Stock. In addition, the Company assumed all of the outstanding options of EnzyMed, which represent options to purchase 79,647 shares of the Company's Common Stock. EnzyMed will retain its separate identity as an independent business unit, and will continue to develope and market its combinatorial biocatalysis platform for drug discovery technology as a division of the Company. The acquisition of EnzyMed has been accounted for as a pooling of interests, and as such, all historical financial data reported subsequent to the merger will be restated to include the historical financial data of EnzyMed.

Note C--Earnings Per Share

A summary of the shares used in the calculation of earnings per share is shown below:

                                                         THREE MONTHS ENDED
                              -----------------------------------------------------------------------
                                        SEPTEMBER 30, 1999                  SEPTEMBER 30, 1998
                              -------------------------------------   -------------------------------
                                                             PER                    AVERAGE     PER
                                   NET      AVERAGE SHARES  SHARE        NET        SHARES     SHARE
                                  INCOME     OUTSTANDING    AMOUNT      INCOME    OUTSTANDING  AMOUNT
                              ------------------------------------    -------------------------------

Basic earnings per share        $4,150,741      13,173,412   $0.32    $2,003,525   10,890,400   $0.18

Dilutive effect of stock
 options and grants                     --       1,249,860                    --    1,452,050


Dilutive effect of assumed
 preferred stock conversion             --              --                    --       45,000

                              ----------------------------            -----------------------

Diluted earnings per share      $4,150,741      14,423,272   $0.29    $2,003,525   12,387,450   $0.16
                              ====================================    ===============================

                                                          NINE MONTHS ENDED
                              ------------------------------------------------------------------------
                                        SEPTEMBER 30, 1999                   SEPTEMBER 30, 1998
                              ------------------------------------------------------------------------
                                                              PER                    AVERAGE     PER
                                    NET      AVERAGE SHARES  SHARE        NET        SHARES     SHARE
                                  INCOME      OUTSTANDING    AMOUNT      INCOME    OUTSTANDING  AMOUNT
                              ------------------------------------------------------------------------

Basic earnings per share       $10,981,092      12,570,054   $0.87    $9,300,159   10,823,123   $0.86

Dilutive effect of stock
 options and grants                     --       1,318,952                    --    1,350,460


Dilutive effect of assumed
 preferred stock conversion             --              --                    --       45,000

                             -----------------------------           ------------------------

Diluted earnings per share     $10,981,092      13,889,006   $0.79    $9,300,159   12,218,583   $0.76
                             =====================================   ================================

Note D--Comprehensive Income

The Company is required to report comprehensive income and its components in accordance with the provisions of the Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income."

The following table presents the components of the Company's comprehensive income for the three months ended September 30, 1999 and 1998:

                                                                                       THREE MONTHS ENDED
                                                                   ---------------------------------------------------------
                                                                        SEPTEMBER 30, 1999             SEPTEMBER 30, 1998
                                                                   --------------------------     --------------------------

Net income                                                                         $4,150,741                     $2,003,525

Other comprehensive (loss) income:
 Unrealized gain on available-for-sale securities, net of
 tax expense of $12,909 in 1999 and $11,612 in 1998                                    19,363                         17,417

                                                                   --------------------------     --------------------------
  Total comprehensive income                                                       $4,170,104                     $2,020,942
                                                                   ==========================     ==========================

The following table presents the components of the Company's comprehensive income for the nine months ended September 30, 1999 and 1998:

                                                                                        NINE MONTHS ENDED
                                                                   ----------------------------------------------------------
                                                                        SEPTEMBER 30, 1999              SEPTEMBER 30, 1998
                                                                   --------------------------      --------------------------

Net income                                                                        $10,981,092                      $9,300,159

Other comprehensive (loss) income:
 Unrealized (loss) gain on available-for-sale
 securities, net of tax benefit of $53,417 in 1999
 and tax expense of $10,585 in 1998                                                   (80,125)                         15,878

                                                                   --------------------------      --------------------------
  Total comprehensive income                                                      $10,900,967                      $9,316,037
                                                                   ==========================      ==========================

Note E--Financial Information by Customer Concentration and Geographic Area

Net contract revenue from the Company's three largest customers represented approximately 26%, 11% and 10% of total consolidated net contract revenue for the three months ended September 30, 1999, and 22%, 14% and 13% of total consolidated net contract revenue for the three months ended September 30, 1998. Net contract revenue from the Company's three largest customers represented approximately 22%, 11% and 10% of total consolidated net contract revenue for the nine months ended September 30, 1999, and 18%, 17% and 15% of total consolidated net contract revenue for the nine months ended September 30, 1998.

The Company's net contract revenue for the three months ended September 30, 1999 and 1998 and for the nine months ended September 30, 1999 and 1998 was recognized from customers in the following geographic regions:

                                 THREE MONTHS ENDED                            NINE MONTHS ENDED
                   -----------------------------------------------------------------------------------------
                     SEPTEMBER 30, 1999     SEPTEMBER 30, 1998     SEPTEMBER 30, 1999     SEPTEMBER 30, 1998
                   --------------------     ------------------     ------------------     ------------------

United States              89%                    86%                    90%                    85%
Europe                     11%                    14%                    10%                    15%
                   --------------------    -------------------     ------------------     ------------------

Total                     100%                   100%                   100%                   100%
                   ====================    ===================     ==================     ==================

Note F--Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement was amended by SFAS No. 137 to defer the effective date to fiscal quarters of fiscal years beginning after June 15, 2000. Management does not anticipate that the adoption of this statement will have a material effect on the Company's financial statements because the Company does not presently utilize derivative instruments or engage in hedging activities.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the Notes thereto included within this report. This Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company's actual results could differ materially from those projected in the forward-looking statements and therefore, prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ from those discussed in the forward-looking statements as a result of various factors, including, without limitation, the Company's ability to attract and retain experienced scientists, any decline in the recent trend of outsourcing chemistry research services by pharmaceutical and biotechnology companies, the continuation of royalties from the Company's Allegra(TM)/Telfast license agreement with Hoechst Marion Roussel, Inc. ("HMRI"), and the Company's ability to manage its growth, as well as the factors set forth under the caption "Risk Factors and Certain Factors Affecting Forward-Looking Statements," in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission on March 31, 1999, the discussion set forth below and the matters set forth in this Form 10-Q generally.

RESULTS OF OPERATIONS--THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Net contract revenue. Net contract revenue consists primarily of fees earned under contracts with third party customers, net of reimbursed expenses. Reimbursed expenses consist of laboratory supplies, chemicals and other costs reimbursed by customers and, in accordance with industry practice, are included in contract revenue. Reimbursed expenses vary from contract to contract. The Company views net contract revenue as its primary measure of revenue growth rather than licensing fees and royalties, which are dependent upon sales by the Company's licensee. Net contract revenue for the third quarter of 1999 increased 47% to $5.4 million compared to $3.7 million for the same period in 1998. This increase was due principally to the performance by the Company of a greater number of projects, primarily for core medicinal chemistry and chemical development services.

Gross profit. The Company's cost of revenue, from which it derives gross profit, consists primarily of compensation and associated fringe benefits for employees and other direct project related costs. Gross profit increased 46% to $2.4 million in the third quarter of 1999 from $1.6 million for the same period in 1998. The Company's gross margin as a percentage of net contract revenue remained consistent between periods.

Other operating revenue. Other operating revenue consists of licensing fees, milestones and royalties, net of technology incentive award expense incurred under the Company's Technology Development Incentive Plan. The Company earns royalties from HMRI under a license agreement based on sales of fexofenadine HCl, marketed as Allegra(TM) in the Americas and Telfast elsewhere. Royalty payments are due within 45 days after the end of a calendar quarter and are determined based on such quarter's sales. Other operating revenue for the third quarter of 1999 increased 78% to $5.3 million compared to $3.0 million in 1998. The increase was attributable to increased sales of the drug product by the Company's licensee.

Research and development. Research and development expense consists of payments in connection with collaborations with academic institutions, compensation and benefits for scientific personnel for work performed on proprietary research projects and costs of supplies and related chemicals. Research and development expense decreased 30% to $137,000 for the third quarter of 1999 from $194,000 for the same period in 1998. The decrease was due primarily to contractual renewals with the Company's research collaborators pertaining to proprietary research programs funded at a lower level than in previous periods.

Selling, general and administrative. Selling, general and administrative expense consists of compensation and related fringe benefits for marketing and administrative employees, professional services, marketing costs and all costs related to facilities and information services. Selling, general and administrative expenses increased 35% to $1.4 million for the third quarter of 1999 from $1.1 million for the corresponding period of 1998. Selling, general and administrative expenses represented 26.2% of net contract revenue in the third quarter of 1999 as compared to 28.6% in the third quarter of 1998. The dollar increase was primarily attributable to an increase in administrative and marketing staffing to support the expansion of operations, an increase in expenses related to recruitment of scientists, an increase in overhead expenses relating to the expansion of the Company's Albany facility, and certain costs associated with becoming a publicly-traded company.

Income tax expense. Income tax expense increased to $2.5 million during the third quarter of 1999 from $1.3 million in the third quarter of 1998. The effective rate for the Company's provision for income taxes was 37.4% in the third quarter of 1999 and 40.2% for the same period in 1998. The higher tax rate for the third quarter of 1998 resulted from a change in the estimated effective tax rate for the year.

RESULTS OF OPERATIONS--NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Net contract revenue. Net contract revenue for the first nine months of 1999 increased 54% to $14.8 million compared to $9.6 million for the same period in 1998. This increase was due principally to the performance of a greater number of projects, primarily for core medicinal chemistry and chemical development services.

Gross profit. Gross profit increased 49% to $6.4 million for the first nine months of 1999 from $4.3 million for the same period in 1998. The gross profit margin percentage was 43.5% for the first nine months of 1999 as compared to 44.9% for the same period in 1998. The decrease in the gross profit margin was mainly attributable to overhead, depreciation and one-time supply expenses associated with the expansion of the Company's laboratory facilities, which was completed during the first quarter of 1999.

Other operating revenue. Other operating revenue for the first nine months of 1999 increased 1% to $14.3 million as compared to $14.2 million during the same period in 1998. Other operating revenue for the first nine months of 1998 included the recognition of $7.4 million in non-recurring royalties and milestones. The Company expects no future non-recurring income from its Allegra(TM)/Telfast license agreement with HMRI. Excluding this non-recurring income, other operating revenue increased 91.2% to $14.3 million in the first nine months of 1999 as compared to $7.5 million for the same period in 1998 as a result of increased recurring royalties under the Allegra(TM)/Telfast license agreement due to increased sales of the drug product.

Research and development. Research and development expense decreased 25% to $401,000 for the first nine months of 1999 from $535,000 for the same period in 1998. The decrease was due primarily to contractual renewals with the Company's research collaborators pertaining to proprietary research programs funded at a lower level than in previous periods.

Selling, general and administrative. Selling, general and administrative expenses increased 29% to $4.1 million for the first nine months of 1999 from $3.2 million for the corresponding period of 1998. Selling, general and administrative expenses represented 27.5% of net contract revenue in the first nine months of 1999 as compared to 32.8% in the first nine months of 1998. The dollar increase was primarily attributable to an increase in administrative and marketing staffing to support the expansion of operations, an increase in expenses related to recruitment of scientists, an increase in overhead expenses relating to the expansion of the Company's Albany facility, and certain costs associated with becoming a publicly-traded company. During the first nine months of 1998, the Company incurred a one-time expense for partial reimbursement of its landlord for expenses in relocating other tenants in order to facilitate the Company's expansion. Excluding this charge, selling, general and administrative expenses for the first nine months of 1998 would have represented 30.6% of net contract revenue for the period.

Income tax expense. Income tax expense increased $900,000 to $6.6 million in the first nine months of 1999 from $5.7 million for the same period in 1998. The effective rate for the provision for income taxes was 37.5% for the first nine months of 1999 and 37.2% for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded its business through operating cash flows, proceeds from borrowings and the issuance of equity securities. During the first nine months of 1999, the Company generated cash of $8.6 million from operating activities of which $2.7 million was used principally towards the purchase of additional laboratory equipment. In addition, $33.8 million was used towards the purchase of investment securities. During the first nine months of 1999, the Company generated $37.9 million from financing activities, consisting of $51.4 million from its February 1999 initial public offering of 2,815,000 shares of common stock, net of $14.9 million of the proceeds used to repay principal on outstanding debt obligations. The Company also received $1.4 million from the exercise of stock options for common stock during the period. Working capital was approximately $58.1 million at September 30, 1999 as compared to $8.3 million as of September 30, 1998. The Company has available a $25 million credit facility to supplement its liquidity needs.

The Company has begun an expansion of operations at its Rensselaer, New York site. This expansion would accommodate additional medicinal chemistry and chemical development laboratories. The total construction and equipment cost of this expansion is estimated to be $7 to $9 million, payable over approximately 18 to 24 months. The Company has received initial approval of over $2 million in state grants to assist in funding the expansion. The Company expects to fund the remaining cost of the expansion through cash on hand, funds from operations, and, if necessary, its credit facility.

The Company is pursuing the expansion of its operations through internal growth and strategic acquisitions. The Company expects such activities will be funded from existing cash and cash equivalents, cash flow from operations, the issuance of equity securities and borrowings. The Company believes that the remaining net proceeds from its February 1999 public offering, together with cash generated from operations and borrowings under the credit facility, will be sufficient to fund its anticipated working capital needs and capital expenditures (other than financing necessary to complete future acquisitions, if any) for at least the next 12 months. Future acquisitions, if any, could be funded with cash from operations, borrowings under the credit facility and/or the issuance of debt or equity securities. There can be no assurance that attractive acquisition opportunities will be available to the Company or will be available at prices and upon such other terms that are attractive to the Company. The Company regularly evaluates potential acquisitions of other businesses, products and product lines and may hold discussions regarding such potential acquisitions. As a general rule, the Company will publicly announce such acquisitions only after a definitive agreement has been signed. In addition, in order to meet its long-term liquidity needs or consummate future acquisitions, the Company may incur additional indebtedness or issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all. The failure to raise the funds necessary to finance its future cash requirements or consummate future acquisitions could adversely affect the Company's ability to pursue its strategy and could negatively affect its operations in future periods.

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

Information technology. The Company's Task Force and independent information technology consultants have conducted a comprehensive assessment of the Company's main computer system to identify the enterprise-wide hardware and software impact of the Year 2000 problem and to identify mission critical software systems. They determined that no substantial changes are required for the Company's enterprise-wide hardware and software to be considered Year 2000 compliant. Since substantially all of the Company's software are standard "off the shelf" packages, much of the remediation and testing process is dependent on the accuracy of work performed by, and the Year 2000 compliance of, such purchased software. The Company believes that all of its mission critical information technology systems are currently Year 2000 compliant.

Non-information technology. The Company's non-information technology systems consist mainly of embedded processors such as microcontrollers in security, fire prevention and climate control systems. The Company has reviewed the Year 2000 readiness of vendors supplying such equipment and systems in order to assess the possibility of a Year 2000 failure in these areas. Because of the Company's recent physical expansion at its Albany, New York facility, the majority of the centralized microcomputer systems have been either recently installed or upgraded in capacity. The Company believes that all essential non-information technology systems within its infrastructure are Year 2000 compliant.

Customer/vendor relationships. The Task Force has investigated the Year 2000 readiness of its material customers (such as AstraZeneca and Eli Lilly and Company) and its key licensees (such as HMRI). The Company has received written verification from substantially all of its critical vendors that they will be Year 2000 compliant by the end of the year. The failure of any of its significant customers or vendors to be Year 2000 compliant could have a material adverse effect on the Company's business, financial position and results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      The Company, from time to time, may be involved in various claims and legal proceedings arising in the ordinary course of its business. The Company is not currently a party to any such claims or proceedings, which if decided adversely to the Company, would likely either individually or in the aggregate, have a material adverse effect on the Company's business, financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

      (c)  Recent Sales of Unregistered Securities.

            (1) In August 1999, the Company issued 630,000 shares of Common
                Stock upon exercise of an outstanding stock option for an aggregate exercise price of $1,400,000 to an investor of the Company in reliance upon the exemption from registration under
                Section 4 (2) of the Securities Act.

           (2) During the three months ended September 30, 1999, the Company issued 151,628 shares of Common Stock upon the exercise of outstanding stock options under the Company's 1992 Stock Option Plan for an aggregate offering price of $53,270 to employees of the Company in reliance upon the exemption from registration under Rule 701 promulgated under the Securities Act.

           In light of the circumstances under which such shares of Common Stock were issued and information obtained by the Company in connection with such transactions, the Company believes that it may rely on such exemptions.

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



Item 6.  Exhibits and Reports Filed on Form 8-K

      (a) Exhibits.

          10.1 Agreement and Plan of Merger, dated as of September 8, 1999, by and between the Company and EnzyMed, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on November 2, 1999, File No. 000-25323).

          27.1  Financial Data Schedule

      (b) Reports on Form 8-K.

               None.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ALBANY MOLECULAR RESEARCH, INC.



Date: November 15, 1999             By:    /s/  Thomas E. D'Ambra, Ph.D.
                                        ------------------------------------
                                       Thomas E. D'Ambra, Ph.D.
                                       Chairman and Chief Executive Officer


Date: November 15, 1999             By:    /s/  David P. Waldek
                                        ------------------------------------
                                       David P. Waldek
                                       Treasurer and Chief Financial Officer