Form 10-K
period 1999-12-31
ALBANY MOLECULAR RESEARCH INC
filed 2000-03-31
CIK 1065087

\

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

                   For the fiscal year ended December 31, 1999

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

                     Common Stock, par value $.01 per share

                                (Title of Class)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on March 15, 2000 was approximately $545.3 million based upon the closing price per share of the Registrant's Common Stock as reported on the Nasdaq National Market on March 15, 2000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of March 15, 2000, there were 14,734,763 outstanding shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the following document are incorporated by reference into Part III of this Report on Form 10-K:

     (1) The Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 31, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         ALBANY MOLECULAR RESEARCH, INC.
                                    INDEX TO

                           ANNUAL REPORT ON FORM 10-K



                                                                  Page No.
                                                                  --------
                             Part I.

 Item 1.  Business..............................................      2

 Item 2.  Properties............................................      9

 Item 3.  Legal Proceedings.....................................     10

 Item 4.  Submission of Matters to a Vote of Security Holders...     10

                             Part II.

 Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters..................................     10

 Item 6.  Selected Financial Data...............................     12

 Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..................     13

 Item 7A. Quantitative and Qualitative Disclosures About Market
           Risk.................................................     25

 Item 8.  Financial Statements and Supplementary Data...........     26

 Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..................     49

                            Part III.

 Item 10. Directors and Executive Officers of the Registrant....     49

 Item 11. Executive Compensation................................     49

 Item 12. Security Ownership of Certain Beneficial Owners and
           Management...........................................     49

 Item 13. Certain Relationships and Related Transactions........     49

                             Part IV.

 Item 14. Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K..........................................     49

                                    PART I

Item 1. Business.

Overview

     We are a leading fully integrated provider of drug discovery and development, chemistry research and manufacturing services to companies in the pharmaceutical and biotechnology industries. We believe that we are the only company providing contract chemistry services to customers across the entire product development cycle from lead discovery to commercial manufacturing. We offer services traditionally provided by chemistry divisions within pharmaceutical and biotechnology companies, including drug discovery, medicinal chemistry, chemical development, analytical chemistry services and small-scale and pilot-plant manufacturing. Recently, we expanded our service offerings to include commercial manufacturing through our strategic relationship with and investment in Organichem Corporation. We have designed our services to permit our customers to reduce overall drug development time and cost and to pursue simultaneously a greater number of drug discovery and development opportunities.

     In addition to our contract services, we also conduct proprietary research and development to discover new lead compounds with commercial potential. We anticipate that we would then license these compounds to third parties in return for up-front service fees and milestone payments as well as recurring royalty payments if these compounds are developed into new drugs successfully reaching the market. In 1995, our proprietary research and development activities led to the development and patenting of a substantially pure form of, and a manufacturing process for, the active ingredient in the non-sedating antihistamine marketed by Aventis as Allegra in the Americas and as Telfast elsewhere. Pursuant to a licensing agreement with Aventis, we have earned $44.8 million in milestones and royalties through December 31, 1999 and are entitled to receive ongoing royalties from Aventis based upon a percentage of sales of the product. In addition, many of our discovery technology contracts provide for us to receive licensing, milestone and royalty payments for discoveries which lead to products that reach the market.

Service Offerings

     Discovery Technologies

     We have recently added discovery technologies to our service offerings to expand our services for lead discovery and optimization. Our discovery technologies services employ biocatalysis technology, which uses enzymes to synthesize new compounds, and the creation of combinatorial chemistry libraries using development and high throughput synthesis technology. Our development technologies complement our medicinal chemistry services as additional methods of developing and screening large numbers of compounds against drug targets to generate new drug leads. These discovery technologies give us the capability to:

     Develop lead extensions from unsuccessful Phase II or Phase III clinical trials,

     Create libraries of potential lead compounds,

     Improve chemical compounds for currently marketed drugs,

     Widen patent coverage,

     Improve solubility and/or bioavailability of drug compounds,

     Identify active metabolites, and

     Perform process research, consisting of the improvement or modification of existing processes.

   Our combinatorial chemistry library technology exists pursuant to the terms of a technology transfer arrangement between us and Sphinx Pharmaceuticals, a division of Eli Lilly and Company. Under that agreement, we have been granted a non-exclusive license to use specified parts of this technology. We have agreed to pay Sphinx royalties based upon the compensation received by us under agreements with third parties for the use of this technology through December 2002. In addition, we are obligated to pay Sphinx ongoing royalties based upon the sales of products comprising compounds discovered or developed by us using this technology.

     Medicinal Chemistry

   The chemistry functions associated with the identification and optimization of a lead compound are handled by chemists specializing in medicinal chemistry. The role of the medicinal chemist is to synthesize small quantities of new and potentially patentable compounds for biological testing. Our medicinal chemistry group assists our customers in the pursuit of new drug leads as well as in lead development and optimization using modern structure-based drug design. Our medicinal chemistry group uses tools such as computational and combinatorial chemistry in conjunction with the traditional techniques of medicinal drug development. Medicinal chemistry services provided by us include:

     Design and synthesis of potential lead compounds,

     Design, modification and synthesis of lead compounds with improved potency, selectivity and pharmacokinetics,

     Development and synthesis of analogs of lead compounds to broaden patent protection, and

     Resynthesis and expansion of customers' chemistry libraries by employing combinatorial and computational chemistry.

     Chemical Development

     Chemical development involves the scale up synthesis of a lead compound. Processes developed for small scale production of a compound may not be suitable for larger scale production because they may be uneconomic, environmentally unacceptable or present safety concerns. Our chemical development scientists design novel or improved methods and processes suitable for medium to large scale production. Our chemical development scientists possess expertise in a broad range of structural classes of molecules and are able to address a wide variety of chemical synthesis and production problems. Chemical development services provided by us include:

     Process research, consisting of the improvement or modification of existing processes,

     Discovery and development of new product methodologies to prepare products,

     Process development and production of single-isomer molecules, and

     Development of practical purification techniques.

     Analytical Chemistry Services

     Our analytical chemistry services include identity and purity testing, method development and validation, and stability testing. We also provide regulatory consulting services, including the preparation of regulatory filings, chemistry manufacturing and control documentation and testing, and scientific and technical writing. The cGMP guidelines mandated by the FDA necessitate employing analytical support for drugs under development, as well as drugs already on the market. Our analytical services are designed to support our customers' compliance with these guidelines. We typically provide these services at several stages throughout the drug discovery, development and manufacturing process starting with lead optimization. Analytical services provided by us include:

     Test method development and validation,

     Quality control and release testing,

     High performance liquid and/or gas chromatography (including purity assessment), separation of enantiomers and identification of impurities,

     Stability studies for bulk active ingredients and formulated drug products, and

     Preparation of regulatory documentation, including chemistry manufacturing and control (CMC) sections of investigational new drug applications (IND), new drug applications (NDA) and Drug Master Files.

     cGMP Manufacturing Services

     We provide chemical synthesis and manufacturing services for our customers under cGMP guidelines. All facilities and manufacturing techniques used in the manufacture of products for clinical use or for sale in the United States must be operated in conformity with cGMP guidelines as established by the FDA. Our Albany facility has production facilities and quarantine and restricted access storage necessary for conducting cGMP manufacturing in quantities sufficient for conducting Phase I clinical trials (up to approximately 10 kilograms). Through our strategic relationship with Organichem, our customers can also obtain product quantities sufficient to conduct Phase II and Phase III clinical trials (between 10 and 100 kilograms) as well as commercial product quantities (greater than 100 kilograms).

     Proprietary Research and Development

     We conduct proprietary research and development on promising drug candidates utilizing our medicinal chemistry tools as well as our discovery technologies, which consist of our biocatalysis technology and technology for the development and high throughput screening of combinatorial libraries. We are currently exploring opportunities for applying our discovery technologies to promising drug candidates about which information is publicly available. In the event that we discover promising drug targets, we anticipate that we would license them to third parties in return for licensing, milestone and royalty payments. We also seek to incorporate terms in our contract services agreements with customers which provide for us to receive up-front service fees and milestone payments for advancing new products as well as recurring royalty payments for new drugs successfully reaching the market. In 1999, we spent $1.8 million on proprietary research and development.

     Allegra/Telfast Licensing Agreement

     Our proprietary research and development efforts to date have led to the discovery of one product which has reached the market. We discovered a new process to prepare a metabolite known as terfenadine carboxylic acid, or "TAM," in a purer form. The purer form of TAM is a non-sedating antihistamine known as fexofenadine HCl, which is sold under the name Allegra in the Americas and as Telfast elsewhere by Aventis. We have obtained several U.S. and foreign patents relating to TAM and the process chemistry by which TAM is produced. Our issued patents relating to TAM expire between 2013 and 2015.

     In March 1995, we entered into a license agreement with Aventis. Under the terms of the license agreement, we granted Aventis an exclusive, worldwide license to any patents issued to us related to its original TAM patent applications. Through December 31, 1999, we have earned $7.2 million in milestone payments and $37.6 million in royalties under this license agreement. Aventis is obligated under the license agreement to pay ongoing royalties to us based upon sales of Allegra/Telfast. We are not entitled, however, to receive any additional milestone payments under the license agreement. Sales of Allegra/Telfast worldwide were approximately $780 million for the year ended December 31, 1999.

Customers

     Since our inception, we have conducted over 500 projects for more than 125 customers. Our customers include primarily pharmaceutical companies and biotechnology companies and, to a limited extent, agricultural companies, fine chemical companies and contract chemical manufacturers. Contract revenue from DuPont Pharmaceuticals Company accounted for 11% of our aggregate net contract revenue plus other operating revenue (including licensing fees, milestones and royalties) for the year ended December 31, 1999. No other customers accounted for more than 10% of our aggregate net contract revenue plus other operating revenue (including licensing fees, milestones and royalties) for the year ended December 31, 1999. For the year ended December 31, 1999, net contract revenue from our three largest customers respectively represented approximately 22%, 10% and 10% of total net contract revenue (excluding licensing fees, milestones and royalties).

Marketing

     Our senior management and dedicated business development personnel are primarily responsible for marketing our services. Because our customers are typically highly skilled scientists, our use of technical experts in marketing has allowed us to establish strong customer relationships. In addition to our internal marketing efforts, we also rely on the marketing efforts of consultants, both in the United States and abroad. We market our services directly to customers through targeted mailings, meetings with senior management of pharmaceutical and biotechnology companies, maintenance of an extensive Internet website, participation in trade conferences and shows, and extensive advertisements in scientific and trade journals. We also receive a significant amount of business from customer referrals and through expansion of existing contracts.

     Historically, we have focused our marketing efforts in the eastern United States and western Europe. Recently, we expanded our marketing efforts to include the western United States and Japan. These efforts include increased presence at trade shows in such areas, advertising in trade publications, visits by senior management and business development personnel to potential customers and the retention of independent marketing consultants.

Employees

     We believe that the successful recruitment and retention of qualified Ph.D., masters and bachelor level scientists is a key element in achieving our strategic goals. We believe that as competitive pressures in the pharmaceutical and biotechnology industries increase, the recruitment and retention of chemists will become increasingly competitive. In order to meet this challenge, we actively recruit scientists at colleges and universities, through third-party recruitment firms and through contacts of our employees. We believe the sophisticated chemistry performed in the course of our business will assist us in attracting and retaining qualified scientists. As an incentive directed toward the recruitment and retention of highly skilled scientists, we have a program which provides that any scientist or scientists employed by us named as an inventor on a patent not obtained in connection with a customer contract will receive a percentage of any net licensing, milestone and royalty revenues received by us with respect to the patent. Under this program, Thomas E. D'Ambra, Ph.D., our Chairman and Chief Executive Officer, receives payments as the sole inventor on the patents for fexofenadine HCl. Dr. D'Ambra received $2.1 million in payments for 1999 under this program. We offer competitive salaries and benefits to our scientists.

     Since January 1, 1999, we have added 114 additional employees, including 78 scientists. As of March 15, 2000, we had 256 employees, including 163 scientists of whom 65% have Ph.D. degrees. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Competition

     We face competition based on a number of factors, including size, relative expertise and sophistication, speed and costs of identifying and optimizing potential lead compounds and of developing and optimizing chemical processes. We compete with the research departments of pharmaceutical companies, biotechnology companies, combinatorial chemistry companies, contract research companies and research and academic institutions. Many of these competitors have greater financial and other resources and more experience in research and development than us. Smaller companies may also prove to be significant competitors, particularly through arrangements with large corporate collaborators.

     Historically, pharmaceutical companies have maintained close control over their research and development activities, including the synthesis, screening and optimization of chemical compounds and the development of chemical processes. Many of these companies, which represent a significant potential market for our products and services, are developing or already possess in-house technologies and services offered by us. Academic institutions, governmental agencies and other research organizations are also conducting research in areas in which we provide services either on their own or through collaborative efforts.

     We anticipate that we will face increased competition in the future as new companies enter the market and advanced technologies become available. Our services and expertise may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors. The existing approaches of our competitors or new approaches or technologies developed by our competitors may be more effective than those developed by us. We cannot assure you that our competitors will not develop more effective or more affordable technologies or services thus rendering our technologies and/or services obsolete, uncompetitive or uneconomical.

Patents and Proprietary Rights

     Our success will depend, in part, on our ability to obtain and enforce patents, protect trade secrets, obtain licenses to technology owned by third parties when necessary, and conduct our business without infringing the proprietary rights of others. The patent positions of pharmaceutical, medical products and biotechnology firms can be uncertain and involve complex legal and factual questions. We cannot assure you that any patent applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or commercial advantage, or will not be circumvented by others. In the event a third party has also filed one or more patent applications for inventions which conflict with one of ours, we may have to participate in interference proceedings declared by the PTO to determine priority of invention, which could result in the loss of any opportunity to secure patent protection for the inventions and the loss of any right to use the inventions. Even if the eventual outcome is favorable to us, these proceedings could result in substantial cost to us. The filing and prosecution of patent applications, litigation to establish the validity and scope of patents, assertion of patent infringement claims against others and the defense of patent infringement claims by others can be expensive and time consuming. We cannot assure you that in the event that any claims with respect to any of our patents, if issued, are challenged by one or more third parties, that any court or patent authority ruling on such challenge will determine that such patent claims are valid and enforceable. An adverse outcome in such litigation could cause us to lose exclusivity afforded by the disputed rights. If a third party is found to have rights covering products or processes used by us, we could be forced to cease using the technologies covered by such rights, could be subject to significant liability to the third party, and could be required to license technologies from the third party. Furthermore, even if our patents are determined to be valid, enforceable, and broad in scope, we cannot assure you that competitors will not be able to design around such patents and compete with us and its licensees using the resulting alternative technology.

     We have a policy of seeking patent protection for patentable aspects of its proprietary technology. We own five United States patents, three New Zealand patents and one Australian patent relating to fexofenadine HCl and certain related manufacturing processes. Our United States issued patents expire between

2013 and 2015 and New Zealand and Australian patents expire in 2014. Through our merger with Enzymed, we acquired one United States patent relating to a process of reacting enzymes in a non-aqueous solvent. This patent expires in 2012. We seek patent protection with respect to products and processes developed in the course of our activities when we believe such protection is in our best interest and when the cost of seeking such protection is not inordinate. However, we cannot assure you that any patent application will be filed, that any filed applications will result in issued patents or that any issued patents will provide us with a competitive advantage or will not be successfully challenged by third parties. The protections afforded by patents will depend upon their scope and validity, and others may be able to design around our patents.

     We may also enter into collaborations or other arrangements with our customers whereby we retain certain ownership rights or may be entitled to receive milestones and royalties with respect to proprietary technology developed by us during the contract period. However, many of our contracts with our customers provide that ownership of proprietary technology developed by us in the course of work performed under the contract is vested in the customer, with us retaining little or no ownership interest.

     We also rely upon trade secrets and proprietary know-how for certain unpatented aspects of our technology. To protect such information, we require all employees, consultants and licensees to enter into confidentiality agreements limiting the disclosure and use of such information. We cannot assure you that these agreements provide meaningful protection or that they will not be breached, that we would have adequate remedies for any such breach, or that our trade secrets, proprietary know-how, and technological advances will not otherwise become known to others. In addition, we cannot assure you that, despite precautions taken by us, others have not and will not obtain access to our proprietary technology. Further, we cannot assure you that third parties will not independently develop substantially equivalent or better technology.

Government Regulation

     Although the sale of our services is not subject to significant government regulation, the manufacture, transportation and storage of our products are subject to certain laws and regulations. However, our future profitability is indirectly dependent on the sales of pharmaceuticals and other products developed by our customers. Regulation by governmental entities in the United States and other countries will be a significant factor in the production and marketing of any pharmaceutical products that may be developed by one of our customers. The nature and the extent to which such regulation may apply to our customers will vary depending on the nature of any such pharmaceutical products. Virtually all pharmaceutical products developed by our customers will require regulatory approval by governmental agencies prior to commercialization. Human pharmaceutical products are subject to rigorous preclinical and clinical testing and other approval procedures by the FDA and by foreign regulatory authorities. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations are time consuming and require the expenditure of substantial resources.

     Generally, in order to gain FDA approval, a company first must conduct preclinical studies in the laboratory and in animal models to gain preliminary information on a compound's efficacy and to identify any safety problems. The results of these studies are submitted as a part of an IND

Application that the FDA must review before human clinical trials of an investigational drug can start. In order to commercialize any products, we or our customer will be required to sponsor and file an IND and will be responsible for initiating and overseeing the clinical studies to demonstrate the safety and efficacy that are necessary to obtain FDA approval of any such products. Clinical trials are normally done in three phases and generally take two to five years, but may take longer, to complete. After completion of clinical trials of a new product, FDA and foreign regulatory authority marketing approval must be obtained. If the product is classified as a new drug, we or our customer will be required to file an NDA and receive approval before commercial marketing of the drug. The testing and approval processes require substantial time, effort and expense and we cannot assure you that any approval will be granted on a timely basis, if at all. NDAs submitted to the FDA can take several years to obtain approval. Even if FDA regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. For marketing outside the United States, we will also be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

     All facilities and manufacturing techniques used in the manufacture of products for clinical use or for sale in the United States must be operated in conformity with cGMP guidelines as established by the FDA. Our facilities are subject to scheduled periodic regulatory inspections to ensure compliance with cGMP requirements. Failure on our part to comply with applicable requirements could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. A finding that we had materially violated cGMP requirements could result in additional regulatory sanctions and, in severe cases, could result in a mandated closing of our facilities which would materially and adversely affect our business, financial condition and results of operations.

     Our research and development processes involve the controlled use of hazardous materials. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although we believe that our activities currently comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our resources. In addition, we cannot assure you that we will not be required to incur significant costs to comply with environmental laws and regulations in the future.

Item 2. Properties.

     The Company leases a two-story 90,500 square foot facility in Albany, New York. The lease for this facility expires on November 30, 2007, although we have an option to renew this lease for an additional ten years. The lease also provides us with an option to purchase the building within the next two years for $3.5 million towards which we have made a $1.0 million non-refundable deposit. Our Albany facility has eight medicinal chemistry, four chemical development and two analytical laboratories, four dedicated cGMP manufacturing suites, four segregated cGMP dryer rooms, three analytical instrumentation rooms, and two areas for stability chambers. We also lease approximately 40,000-square feet of laboratory facilities in Rensselaer, New York. The lease for these laboratories expires November 30, 2007, although we may renew the lease for eight additional five-year periods at our option. Our Rensselaer facility has three medicinal chemistry, one combinatorial chemistry and three chemical development laboratories.

     We have signed a letter of intent with respect to a ten-year lease for an additional 10,900-square foot facility adjacent to our Rensselaer, New York facility. This facility is currently under renovation and is planned to be occupied during the first quarter of 2001. We may renew the lease for eight additional five-year periods at our option.

     In 1999, we had total operating lease costs of $768,000.

Item 3. Legal Proceedings.

     From time to time, we may be involved in various claims and legal proceedings arising in the ordinary course of our business. We are not currently a party to any such claims or proceedings which, if decided adversely against us, would either individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through solicitation of proxies or otherwise.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

(a) Market Information. The Common Stock of the Company has been traded on the Nasdaq National Market ("Nasdaq") since the Company's initial public offering on February 4, 1999 and currently trades under the symbol "AMRI." The following table sets forth the high and low closing prices for the Company's Common Stock as reported by the Nasdaq National Market for the periods indicated:


                        Period                                   High      Low
                        ------                                 -------   -------
 Year Ended December 31, 1999
 First Quarter (from February 4 through March 31, 1999)        $ 25.00   $ 19.50

 Second Quarter                                                $ 31.00   $ 22.00

 Third Quarter                                                 $ 36.50   $ 20.50

 Fourth Quarter                                                $ 31.75   $ 23.00


  (b) Holders. The number of record holders of the Company's Common Stock as of March 15, 2000 was approximately 189. We believe that the number of beneficial owners of our Common Stock at that date was substantially greater.

  (c) Dividends. We have not declared any cash dividends on our Common

Stock since our inception in 1991. We currently intend to retain our earnings for future growth and, therefore, do not anticipate paying cash dividends in the foreseeable future. Under Delaware law, we are permitted to pay dividends only out of our surplus, or, if there is no surplus, out of our net profits. Although our current bank credit facility permits us to pay cash dividends, subject to certain limitations, the payment of cash dividends may be prohibited under agreements governing debt which we may incur in the future.

  (d) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

  (a) Recent Sale of Unregistered Securities. Set forth in chronological order below is information regarding the number of unregistered shares of capital stock issued by us during the quarter ended December 31, 1999. Further included is the consideration, if any, received by us for such shares, and information relating to the section of the Securities Act of 1933, as amended (the "Securities Act"), or rule of the Commission under which exemption from registration was claimed.

     1. In connection with the merger of EnzyMed, Inc. with and into the Company which was consummated on October 19, 1999, the Company issued 726,056 shares of Common Stock to the EnzyMed stockholders in partial consideration for their shares of EnzyMed preferred and common stock. Such shares of Common Stock were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder. Pursuant to information obtained by the Company in connection with the merger, the Company believes that it may rely on such exemption.

     2. In October 1999, the Company issued 168,875 shares of Common Stock upon the exercise of outstanding stock options under the Company's 1992 Stock Option Plan for an aggregate exercise price of $26,703 to employees of the Company in reliance upon the exemption from registration under Rule 701 promulgated under the Securities Act.

     3. In November 1999, the Company issued 8,257 shares of Common Stock upon the exercise of outstanding stock options under the Company's 1992 Stock Option Plan for an aggregate exercise price of $4,541 to employees of the Company in reliance upon the exemption from registration under Rule 701 promulgated under the Securities Act.

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

  (ii) The names of the managing underwriters were ING Baring Furman Selz LLC and Hambrecht & Quist LLC.

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

  (vi) The net offering proceeds to the Company after deducting our total expenses was $51.4 million.

  (vii) We used the net proceeds as follows: (i) approximately $7.9 million was used to repay indebtedness incurred in connection with the repurchase by the Company on October 28, 1998 of a total of 1,131,903 shares of Common Stock from our former chief financial officer and a trust for the benefit of his family for an aggregate purchase price of approximately $9.9 million (the "Share Repurchase"); (ii) approximately $5.0 million was used to repay the Company's outstanding indebtedness under its existing credit facility with Fleet Bank, N.A., including fees and accrued and unpaid interest; and (iii) approximately $30 million was used for the purchase of common stock and convertible subordinated debentures of Organichem Corporation. Other than in connection with the Share Repurchase, no such payments were made to (i) any of our directors, officers, general partners or their associates, (ii) any person(s) owning 10% or more of any class of equity securities of the Company or (iii) our Company's affiliates.

  (viii) The uses of proceeds described do not represent a material change in the use of proceeds described in our prospectus.

Item 6. Selected Financial Data.


                                            Year Ended December 31,
                                     -----------------------------------------
                                     1995    1996    1997     1998      1999
                                     ------  ------- -------  -------  -------
                                     (in thousands, except per share data)

Consolidated Statement of
 Operations Data:

Net contract revenue...............  $2,984  $ 5,499 $ 8,209  $13,649  $22,027
Cost of contract revenue...........   1,373    3,052   4,430    7,733   12,491
                                     ------  ------- -------  -------  -------
Gross profit from contract
 revenue...........................   1,611    2,447   3,779    5,916    9,536
Licensing fees, milestones and


 royalties, net....................     --       900   2,278   17,823   19,312
Operating expenses:

Research and development...........     579      813   1,520    1,782    1,827
Selling, general and
 administrative....................   1,324    1,786   2,881    5,109    6,873
                                     ------  ------- -------  -------  -------
  Total operating expenses.........   1,903    2,599   4,401    6,891    8,700
                                     ------  ------- -------  -------  -------
Income (loss) from operations......    (292)     748   1,656   16,848   20,148
Other income (expense):
Interest income (expense), net.....      98       25      40       37    2,000
Equity in (net loss) of unconsolidated
affiliate..........................      --       --      --       --      (98)
Other non-operating income
 (expense), net....................       6       20     (28)     (36)     (81)
                                     ------  ------- -------  -------  -------
  Total other income (expense).....     104       45      12        1    1,821
                                     ------  ------- -------  -------  -------
Income (loss) before income taxes..    (188)     793   1,668   16,849   21,969
Income tax (benefit) expense.......    (239)     244     373    6,352    8,195
                                     ------  ------- -------  -------  -------
Net income.........................  $   51  $   549 $ 1,295  $10,497  $13,774
                                     ======  ======= =======  =======  =======

Basic earnings per share...........  $  --   $  0.05 $  0.11  $  0.93  $  1.02
Diluted earnings per share.........  $  --   $  0.05 $  0.10  $  0.82  $  0.93

Weighted average common shares
 outstanding, basic................  10,701   11,185  11,335   11,348   13,566
Weighted average common shares
 outstanding, diluted..............  11,525   12,139  12,409   12,773   14,817

Consolidated Balance Sheet Data:
Cash and cash equivalents..........  $1,079  $ 2,942 $ 2,582  $ 5,320  $ 2,672
Investment securities, available-
 for-sale..........................   1,913    1,735   1,950    2,027   21,172
Working capital....................   3,145    4,588   5,542    9,142   34,432
Total assets.......................   6,838   11,326  13,548   32,630   88,242
Long-term debt, less current
 maturities........................     748    2,375   1,776   13,349      168
Total stockholders' equity.........  $4,897  $ 7,456 $ 9,799  $12,824  $82,920


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion of the results of our operations and financial condition should be read in conjunction with the accompanying Consolidated Financial Statements and the Notes thereto included within this report. This Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company's actual results could differ materially from those projected in the forward-looking statements and therefore, prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, the factors set forth under "Risk Factors and Certain Factors Affecting Forward-Looking Statements," the discussion set forth below and the matters set forth in this Form 10-K generally.

Overview

     We were founded in 1991 with the mission to provide a broad range of chemistry services throughout the drug discovery and development process. As our customers' needs have expanded and contract chemistry research has increased, we have expanded our service offerings and physical facilities. In January 1994, we added our first cGMP manufacturing facility and in May 1996, we added analytical chemistry services. We completed a 60,000 square foot expansion of our Albany, New York facility in January 1999. We have begun an expansion of our operations at our Rensselaer, New York site. This expansion will accommodate additional medicinal chemistry and chemical development laboratories.

     Recent Acquisitions. In October 1999, we completed a merger with EnzyMed, Inc., a provider of combinatorial biocatalysis discovery services in which the former stockholders of EnzyMed received shares of our stock valued at $20.6 million. The merger was accounted for as a pooling-of-interests. EnzyMed provided us with a combinatorial biocatalysis platform for drug discovery technology. The acquired technology uses enzymes and microbial systems to produce new synthetic transformations of compounds. This technology also produces greater diversity of novel compounds suitable for lead discovery and optimization.

     In December 1999, we made an investment in Organichem Corporation, a Delaware corporation. Organichem was formed through a management buyout of the Nycomed Amersham, plc chemical manufacturing facility located in Rensselaer, New York. We acquired shares of common stock of Organichem, representing 37.5% of Organichem, for an aggregate purchase price of $15.0 million. We also lent $15.0 million to Organichem in the form of a convertible subordinated debenture. The debenture is convertible at our option in 2003 into a number of shares sufficient to give us 75% ownership of Organichem. We can, at that time, acquire the remaining 25% of Organichem for a price to be determinable based upon Organichem's financial performance, which can be between $15.0 million and $30.0 million payable in cash or a combination of cash and stock at our option. In addition, the other holders of ownership interests in Organichem have the right to require us to purchase their ownership interests in Organichem in 2004 based on price calculated using a predetermined formula.

     In February 2000, we purchased American Advanced Organics, a provider of rapid scale-up manufacturing services, for approximately $2.3 million in cash and stock. An additional $800,000 in the aggregate may be paid out in 2000 and 2001 based on the financial performance of AAO.

Net contract revenue

     Our net contract revenue consists primarily of fees earned under contracts with third-party customers, net of our reimbursed expenses. Reimbursed expenses consist of laboratory supplies, chemicals and other costs reimbursed by our customers and, in accordance with industry practice, are netted against gross contract revenue. Reimbursed expenses vary from contract to contract. Accordingly, we view net contract revenue as our primary measure of revenue growth rather than licensing fees and royalties, which are dependent upon our licensee's sales.

     In general, we provide services to our customers on the following basis:

     - a full-time equivalent basis that establishes the number of full-time equivalents contracted for a project, the duration of the contract period, the fixed price per full-time equivalent, plus an allowance for out-of-pocket expenses which may or may not be incorporated in the full-time equivalent rate,

     - a time and materials basis under which we charge our customers based on an hourly rate plus out-of-pocket expenses, or

     -    to a limited extent, a fixed price basis.

     Typically, our full-time equivalent contracts have six month to indefinite time periods and our time and materials contracts have three to twelve month periods. Fixed price contracts are entered into for much shorter periods of time, generally two to six months. Because our fixed price contracts relate to projects that are generally limited in scope and are of short duration, we have not historically experienced any material cost overruns under these contracts. Full-time equivalent and time and materials contracts provide for annual adjustments in billing rates for the scientists assigned to the contract. Generally, our contracts may be terminated by the customer upon 30 days' to one-years' prior notice. We recognize contract revenue on a percentage-of-completion or per diem basis. Cost of revenue consists primarily of compensation and associated fringe benefits for employees and other direct project related costs.

Licensing fees, milestones and royalties, net

     Net licensing fees, milestones and royalties consist of licensing fees, milestones and royalties net of technology incentive award expense incurred under our Technology Development Incentive Plan. We maintain a Technology Development Incentive Plan, the purpose of which is to stimulate and encourage novel innovative technology development, which allows eligible participants to share in awards based on a percentage of the net revenue earned by us relating to patented technology with respect to which the eligible participant is named as an inventor.

     We earn royalties from Aventis under a license agreement based on sales of fexofenadine HCl, marketed as Allegra in the Americas and as Telfast elsewhere. Although we entered into the license agreement with Aventis in 1995, we began to recognize royalty revenue related to U.S. sales under that agreement in February 1998, due to the significant time taken for issuance of our patents and the resolution of related patent interference claims. In 1998, we received $3.7 million in non-recurring milestone payments and $4.4 million in royalties related to prior periods. Royalty payments are due within 45 days after the end of a calendar quarter and determined based on such quarter's sales. Under our Technology Development Incentive Plan, Thomas E. D'Ambra, our Chairman and Chief Executive Officer, receives payments as the sole inventor on the patents for fexofenadine HCl equal to 10% of the total payments received by us.

     Many of our contracts for discovery technology services contain provisions for licensing, milestone and royalty payments should our proprietary technology, including enzymes, microbial manipulation and combinatorial chemistry, lead to the discovery of new products which reach the market. To date, we have not received any milestone or royalty payments under these arrangements, other than from Aventis.

Research and development

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

Other income (expense)

     Other income consists of interest income, interest expense, our equity in the net income or loss from our unconsolidated affiliate Organichem, realized gains or losses on sales of investment securities, and other non-operating income net of interest expense and non-operating expenses.

Results of Operations

     The following table sets forth, for the periods indicated, selected consolidated statement of operations data for the periods indicated as a percentage of net contract revenue:

                                                    Year ended December 31,
                                                    -----------------------
                                                     1997    1998     1999
                                                    ------  ------   ------
Consolidated Statement of Operations Data:

Net contract revenue                                 100.0%   100.0%  100.0%
Cost of contract revenue                              54.0     56.7    56.7
                                                     -----    -----   -----
Gross profit from contract revenue                    46.0     43.3    43.3

Licensing fees, milestones and royalties, net         27.8    130.6    87.7

Operating expenses:

      Research and development                        18.5     13.1     8.3
      Selling, general and administrative             35.1     37.4    31.2
                                                     -----    -----   -----
Total operating expenses                              53.6     50.5    39.5

Income from operations                                20.2    123.4    91.5

Other income (expense):

      Interest income (expense), net                   0.4      0.3     9.1
      Equity in net loss of unconsolidated affiliate   0.0      0.0    (0.4)
      Other non-operating income (expense), net       (0.3)    (0.3)   (0.3)
                                                     -----    -----   -----
Total other income (expense), net                      0.1      0.0     8.2

Income before income tax expense                      20.3     123.4   99.7
Income tax expense                                     4.5      46.5   37.2

Net income                                            15.8%     76.9%  62.5%


Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Net contract revenue. Net contract revenue increased 61.8% to $22.0 million in 1999 from $13.6 million in 1998. The increase was due principally to the performance of a greater number of projects under contract primarily for medicinal and chemical development services, which were enabled through an increase in the number of scientific staff to 148 at December 31, 1999 from 101 at December 31, 1998.

     Gross profit. Gross profit increased 61.0% to $9.5 million in 1999 from $5.9 million in 1998. Gross profit remained relatively constant as a percentage of net contract revenue.

     Licensing fees, milestones and royalties, net. Net licensing fees, milestones and royalties increased 8.4% to $19.3 million in 1999 from $17.8 million in 1998. As a result of the February 1998 United States Patent & Trademark Office ("PTO") decision, we met all prerequisites of the licensing agreement with Aventis and recognized and received in the first three months of 1998 milestone payments and royalties on all sales of fexofenadine HCl in the United States from November 26, 1996, the date of patent issuance, through December 31, 1997. We recognized $21.4 million in royalties on sales of fexofenadine HCl for 1999, reduced by $2.1 million paid under our Technology Development Incentive Plan. Our milestones and royalties from fexofenadine HCl for 1998 include $3.7 million in non-recurring milestone payments and $4.4 million in royalties related to prior periods and, as a result, such milestone payments and royalties may not be indicative of future amounts earned under the license agreement with Aventis. In particular, no further milestone payments are required under the agreement.

     Research and development. Research and development expense remained constant at $1.8 million in 1999 and 1998.

     Selling, general and administrative. Selling, general and administrative expense increased 35.3% to $6.9 million in 1999 from $5.1 million in 1998 and represented 31.4% of net contract revenue in 1999 compared to 37.5% in 1998. The increased expense was due principally to transaction expenses related to our merger with EnzyMed as well as a general increase in administrative and marketing staff to support the expansion of our operations, increased expenses for recruitment of scientists, increased rent expense related to the ongoing expansion of our Albany facility and expenses related to being a publicly traded entity.

     Total other income (expense), net. Total net other income was $1.8 million in 1999. This was comprised of $2.0 million in interest income, net of interest expense, a $98,000 loss from our unconsolidated affiliate, Organichem, and $81,000 of other non-operating expense. Our investment in Organichem was completed in December 1999. As a result, we expect that our investment in Organichem will have a more substantial effect on our total other income in future periods.

     Income tax expense. Income tax expense increased to $8.2 million in 1999 from $6.4 million in 1998. The dollar increase in income tax expense was attributable to an increase in taxable income generated by us, although the effective tax rate on our net income remained consistent between periods at 37%.

     Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Net contract revenue. Net contract revenue increased 66.3% to $13.6 million in 1998 from $8.2 million in 1997. The increase was due principally to the performance of a greater number of projects under contract primarily for medicinal and chemical development services, which were enabled through an increase in the number of scientific staff to 101 at December 31, 1998 from 55 at December 31, 1997.

     Gross profit. Gross profit increased 55.3% to $5.9 million in 1998 from $3.8 million in 1997. Gross profit remained relatively constant as a percentage of net contract revenue.

     Licensing fees, milestones and royalties, net. Net licensing fees, milestones and royalties increased 682.4% to $17.8 million in 1998 from $2.3 million in 1997. As a result of the February 1998 PTO decision, we met all prerequisites of the licensing agreement with Aventis and recognized and received in the first three months of 1998 milestone payments and royalties on all sales of fexofenadine HCl in the United States from November 26, 1996, the date of patent issuance, through December 31, 1997. We recognized $19.6 million in milestones and royalties on all worldwide sales of fexofenadine HCl for 1998. All licensing fees, milestones and royalties associated with the Aventis license are subject to the Technology Development Incentive Plan. Our milestones and royalties from fexofenadine HCl for 1998 include $3.7 million in non-recurring milestone payments and $4.4 million in royalties related to prior periods and, as a result, such milestone payments and royalties may not be indicative of future amounts earned under the license agreement with Aventis. In particular, no further milestone payments are required under the agreement.

     Research and development. Research and development expense increased 20.0% to $1.8 million in 1998 from $1.5 million in 1997. The increase was due primarily to expenses related to biological assay study agreements with third parties pertaining to two of our proprietary research programs which commenced in February 1997 and July 1997, respectively.

     Selling, general and administrative. Selling, general and administrative expense increased 82.1% to $5.1 million in 1998 from $2.8 million in 1997 and represented 37.4% of net contract revenue in 1998 compared to 35.1% in 1997. The increase was due to a general increase in administrative and marketing staff to support the expansion of our operations, increased expenses for recruitment of scientists, increased rent expense related to the ongoing expansion our Albany facility and a one-time expense of $200,000 incurred in early 1998 as a result of partial reimbursement to our landlord for expenses incurred by the landlord in relocating other tenants in order to facilitate our Albany, New York expansion.

     Income tax expense. Income tax expense increased to $6.3 million in 1998 from $0.4 million in 1997. The effective rate was 37.7% in 1998 and 22.4% in 1997. The increase in income tax expense was primarily a result of the increase in contract revenue, royalty and licensing fees. The change in the effective income tax rate principally resulted from the utilization of New York state investment tax credits in 1997, an increase in the minimum effective federal rate from 34% to 35% due to the fact that our taxable income was in excess of $10.0 million for 1998, and utilization of net operating losses generated by EnzyMed.

Liquidity and Capital Resources

     We have funded our business through cash flows from operations, proceeds from borrowings and the issuance of equity securities. During the years ended December 31, 1999, 1998 and 1997, we generated $13.0 million, $10.2 million and $381,000, respectively, in cash flow from operations and raised $500,000 and $7.0 million in borrowings during the years ended December 31, 1999 and 1998, respectively. We had no additional borrowings during 1997. The increase in our cash flows for the years ended December 31, 1999 and 1998 were principally due to an increase in net licensing fees, milestones and royalties.

     During the years ended December 31, 1999, 1998 and 1997, total capital expenditures were $2.7 million, $11.6 million and $910,000, respectively. Capital expenditures were incurred predominantly in connection with the our expansion of service offerings (computational chemistry and analytical services) in 1997, and in connection with our 1998 facilities expansions. In January 1999, we completed our most recent phase of expansion at our location in Albany, New York. The expansion has added 60,000 square feet to our existing 30,500 square feet of laboratory and administrative space. The expansion costs were approximately $11.0 million.

     For the year ended December 31, 1999, we generated $38.5 million from financing activities, consisting of $51.4 million from our February 1999 initial public offering of 2,815,000 shares of common stock, net of $12.9 million of the proceeds used to repay outstanding long-term debt. During the year ended December 31, 1999, we also used $40.5 million to purchase additional investment securities. In order to raise cash for our purchase of an equity interest and convertible subordinated debenture in Organichem, we sold $21.2 million of investment securities during 1999. The 37.5% equity investment in Organichem on December 21, 1999 used approximately $15.1 million in cash, while the purchase of the subordinated debenture in Organichem used approximately $15.0 million in cash. In addition, we used $2.2 million from operating cash flow to pay outstanding debt.

     Our working capital was $34.4 million at December 31, 1999, compared to $9.1 million at December 31, 1998, and $5.5 million at December 31, 1997. The increase in our working capital for the years ended December 31, 1999 and 1998 was primarily attributable to the milestones and royalties earned from our license agreement with Aventis, less the associated technology incentive compensation expense. Of the $19.6 million in milestones and royalties we earned under the license agreement during the year ended December 31, 1998, $3.7 million constituted non-recurring milestone payments and $4.4 million constituted royalties relating to prior periods. While we will continue to receive quarterly royalty payments under the Aventis license agreement, no additional milestone payments are due under the agreement. In addition, future royalties under the agreement are dependent upon future sales of fexofenadine HCl. We do not participate in the manufacture, marketing or sale of fexofenadine HCl by Aventis and rely entirely on the efforts of Aventis to manufacture, market and sell this product. There can be no assurance that Aventis will continue to be successful in marketing and selling fexofenadine HCl, that fexofenadine HCl will continue to receive market acceptance or that we will continue to receive royalties from Aventis in accordance with the terms of the license agreement. The occurrence of any one of these events in the future could have a material adverse impact on our working capital, liquidity and capital resources.

     We have available a bank credit facility to supplement our liquidity needs. The bank credit facility consists of a $25 million, three-year, revolving line of credit, which converts thereafter into a five-year term loan. The bank credit facility expires in June 2006. Amounts outstanding under the bank credit facility bear interest at variable rates which are based upon, at our option, the lender's prime rate or LIBOR. As of December 31, 1999, we had no outstanding indebtedness under our credit facility. The interest rate on the credit facility at December 31, 1999 was 6.99% per annum. The bank credit facility restricts or prohibits us from incurring indebtedness, incurring liens, disposing of assets and requires us to maintain certain financial ratios on an ongoing basis. The bank credit facility is secured by a lien on substantially all of our assets, other than our patents, and the assignment of the right to receive royalty payments from Aventis under the license agreement.

     We used $5.0 million of the net proceeds from our initial public offering to repay our outstanding indebtedness under the bank credit facility. On October 28, 1998, we paid $2.0 million in cash from borrowings under the bank credit facility and issued $7.9 million in promissory notes in connection with our repurchase of a total of 1,131,903 shares of common stock from our former chief financial officer and a trust for the benefit of his family. We repaid the outstanding principal balance under the promissory notes out of the net proceeds of our initial public offering. We also used $30.1 million of the net proceeds of the initial public offering for our equity investment in and purchase of a subordinated debenture from Organichem.

     Risk Factors and Certain Factors Affecting Forward-Looking Statements

     The following factors should be considered carefully in addition to the other information in this Form 10-K. Except as mentioned above and except for the historical information contained herein, the discussion contained in this Form 10-K contains "forward-looking statements" that involve risk and uncertainties within the meaning of Section 27A of the Securities Act and
Section 21E of the Exchange Act. The Company's actual results could differ materially from those discussed in this Form 10-K. Important factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere herein.

We may not be able to recruit and retain the highly skilled employees that we need.

     Our future growth and profitability depends upon the research and work of our highly skilled employees, such as our scientists, and their ability to keep pace with changes in drug discovery and development technologies. If we cannot recruit and retain scientists and other highly skilled employees, we will not be able to continue our existing services and will not be able to expand the services we offer to our customers. We believe that there is a shortage of scientists and we compete vigorously with pharmaceutical firms, biotechnology firms, contract research firms, and academic and research institutions to recruit scientists.

Pharmaceutical and biotechnology companies may discontinue or decrease their usage of our services.

     We depend on pharmaceutical and biotechnology companies that use our services for a large portion of our revenues. Although pharmaceutical and biotechnology companies are generally growing and there is a trend among pharmaceutical and biotechnology companies to outsource drug research and development functions, this trend may not continue. If pharmaceutical and biotechnology companies discontinue or decrease their usage of our services, our revenues and earnings could be lower than we expect and our revenues may not grow at historical rates or at all.

Our revenues may decrease if we lose any one of our major customers.

     In 1999, we earned approximately 42% of our contract revenues providing services to three major customers. Many of our major customers may cancel their contracts with thirty to ninety days notice for a variety of reasons, many of which are out of our control. If any one of our major customers cancels its contract with us, our contract revenues may decrease.

The royalties we earn on Allegra may decrease.

     We have several patents on a pure form of, and manufacturing process for, the drug fexofenadine HCl, which is the active ingredient in a non-sedating antihistamine marketed and sold by Aventis under a license from us. The product is marketed in the Americas under the brand name Allegra and in the rest of the world under the brand name Telfast. For the year ended December 31, 1999, our revenues from the license were $21.4 million, which was approximately 49% of our total revenues. However, Allegra sales may decrease for a variety of reasons, including the introduction of a superior drug into the marketplace or the discovery of unintended side effects from the use of Allegra. If Allegra sales decrease due to these or any other factors, our revenues from the license agreement will decrease. Because we have very few costs associated with the Allegra license, any decrease in our revenues from the license agreement for Allegra would have a disproportionately adverse effect on our results of operations.

We may be unsuccessful in producing proprietary technology even though we intend to expend time and money on our research and development efforts.

         We intend to expend time and money on research and development with the intention of producing proprietary technologies in order to patent and then license it to other companies. However, we may not be successful in producing any valuable technology. To the extent we are unable to produce technology that we can license, we may not receive any revenues related to our research and development efforts.

We may lose valuable intellectual property if we are unable to protect it.

         Some of our most valuable assets include patents and trade secrets. Part of our business is developing technologies that we patent and then license to other companies. However, some technologies that we develop may already be patented by other companies. For this and other reasons, we may not be able to obtain patents for each new technology that we develop. Even if we are able to obtain patents, the patents may not sufficiently protect our interest in the technology. Similarly, we may not be able to protect our trade secrets by keeping them confidential. Additionally, efforts to protect our patents and trade secrets may be costly and time consuming to pursue. To the extent we are unable to protect intellectual property, our investment in those technologies will not yield the benefits that we expected.

We may not be able to license technologies that we need to conduct our business.

         In addition to the technologies that we develop, we also rely on technologies developed by other companies that we license. We may not be able to license technologies that we need in the future or we may be unable to license such technologies on a commercially reasonable basis. Our inability to license the technologies that we need could result in increased costs and, therefore, reduced profits, or the inability to engage in certain activities that require those technologies.

Our failure to manage our expansion may adversely affect us.

         Our business has expanded rapidly in the past several years. However, we cannot assure you that our business will continue to expand. Expansion places increased stress on our financial, managerial and human resources. As we expand, we will need to recruit and retain additional highly skilled scientists and technicians. Expansion of our facilities may lead to increased expenses and may divert management attention away from operations.

Future acquisitions may disrupt our business and distract our management.

         We may engage in acquisitions and strategic relationships. We may not be able to identify suitable acquisition candidates and, if we do identify suitable candidates, we may not be able to make such acquisitions on commercially acceptable terms or at all. If we acquire another company, we may not be able to successfully integrate the acquired business into our existing business in a timely and non-disruptive manner. We may have to devote a significant amount of time and management and financial resources to do so. Even with this investment of management and financial resources, an acquisition may not produce the revenues, earnings or business synergies that we anticipated. If we fail to integrate the acquired business effectively or if key employees of that business leave, the anticipated benefits of the acquisition would be jeopardized. The time, capital, management and other resources spent on an acquisition that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected. In addition, from an accounting perspective, acquisitions can involve non-recurring charges and amortization of significant amounts of goodwill that could adversely affect our results of operations.

We may not be able to realize the benefits of recent acquisitions and strategic investments.

         In October 1999, we merged with EnzyMed, Inc., a provider of combinatorial biocatalysis discovery services based in Iowa. In February 2000, we acquired American Advanced Organics, Inc., a contract manufacturer of gram to multi-kilogram lots of novel compounds, pharmaceutical intermediates, and test drug substances. We may not be able to successfully integrate either of these acquisitions with our other operations and the transactions may not be as beneficial to us as we expect. In addition to these acquisitions, we made a $30 million strategic investment in Organichem Corporation in December 1999 to facilitate a management buy-out of a chemical manufacturing facility from Nycomed Amersham, plc. If Organichem fails to perform as we expect, our investment may not yield adequate returns or we may lose our investment. In addition, the other equity holders of Organichem have the right to require us to purchase their interests in Organichem based on a predetermined formula. We may be required to purchase these interests at a price which is higher than the fair market value of these interests at the time of purchase, which would negatively impact our financial condition.

We may lose one or more of our key employees.

         Our business is highly dependent on our senior management and scientific staff, including:

         Dr. Thomas E. D'Ambra, our Chairman and Chief Executive Officer; Dr. Donald E. Kuhla, our President and Chief Operating Officer; and David P. Waldek, our Chief Financial Officer and Treasurer.

Although we have employment agreements with the individuals listed above, we do not have employment agreements with all of our key employees. Additionally, the loss of any of our other key employees, including our scientists, may have an adverse effect on our business.

The royalties we earn on Allegra may be affected by the seasonal nature of allergies.

         Allergic reactions to plants, pollens and other airborne allergens occur only during the spring and summer seasons. Therefore, we expect the demand for Allegra to be lower during other times of the year. Because Allegra sales change seasonally based on the demand for allergy medicines, our quarter-to-quarter revenues will experience fluctuations.

We face increased competition.

         We compete directly with the in-house research departments of pharmaceutical companies and biotechnology companies, as well as combinatorial chemistry companies, contract research companies, and research and academic institutions. Many of our competitors have greater financial and other resources than us. As new companies enter the market and as more advanced technologies become available, we expect to face increased competition. In the future, any one of our competitors may develop technological advances that render the services that we provide obsolete. While we plan to develop technologies which will give us competitive advantages, our competitors plan to do the same. We may not be able to develop the technologies we need to successfully compete in the future and our competitors may be able to develop such technologies before we do. Consequently, we may not be able to successfully compete in the future.

We may be held liable for harm caused by drugs that we develop and test.

         We develop, test and, to a limited extent, manufacture drugs that are used by humans. If any one of the drugs that we test, develop or manufacture harms people, we may be required to pay damages to those persons. Although we carry product liability insurance, we may be required to pay damages in excess of the amounts of our insurance coverage. Damages awarded in a products liability action could be substantial and could have a negative impact on our financial condition.

We may be liable for contamination or other harm caused by hazardous materials that we use.

         Our research and development processes involve the use of hazardous materials. We are subject to federal, state and local regulation governing the use, manufacture, handling, storage and disposal of hazardous materials. We cannot completely eliminate the risk of contamination or injury resulting from hazardous materials and we may incur liability as a result of any contamination or injury. We may also incur expenses relating to compliance with environmental laws. Such expenses or liability could have a significant negative impact on our financial condition.

If we fail to meet strict regulatory requirements, we could be required to pay fines or even close our facilities.

         All facilities and manufacturing techniques used to manufacture drugs in the United States must conform to standards that are established by the federal Food and Drug Administration. The FDA conducts scheduled periodic inspections of our facilities to monitor our compliance with regulatory standards. If the

FDA finds that we fail to comply with the appropriate regulatory standards, they may impose fines on us or, if the FDA determines that our non-compliance is severe, they may close our facilities. Any adverse action by the FDA would have a negative impact on our operations.

Our operations may be interrupted by the occurrence of a natural disaster or other catastrophic event at our facilities in Albany.

         We depend on our laboratories and equipment for the continued operation of our business. Our research and development operations and all administrative functions are primarily conducted at our facilities in Albany and Rensselaer, New York. Although we have contingency plans in effect for natural disasters or other catastrophic events, catastrophic events could still disrupt our operations. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies. Any natural disaster or catastrophic event in the Albany area could have a significant negative impact on our operations.

Health care reform could reduce the prices pharmaceutical and biotechnology companies can charge for drugs they sell which, in turn, could reduce the amounts that they have available to retain our services.

         We depend on contracts with pharmaceutical and biotechnology companies for most of our revenues. We therefore depend upon the ability of pharmaceutical and biotechnology companies to earn enough on the drugs they market to devote substantial resources to the research and development of new drugs. We expect that politicians and others may try to enact laws which would limit the prices pharmaceutical and biotechnology companies can charge for the drugs they market. Such laws may have the effect of reducing the resources that pharmaceutical and biotechnology companies can devote to the research and development of new drugs. If pharmaceutical and biotechnology companies decrease the resources they devote to the research and development of new drugs, the amount of services that we perform, and therefore our revenues, could be reduced.

The ability of our stockholders to control our policies and affect a change of control of our company is limited, which may not be in our stockholders' best interests.

         There are provisions in our certificate of incorporation and bylaws which may discourage a third party from making a proposal to acquire us, even if some of our stockholders might consider the proposal to be in their best interests. These provisions include the following:

         Our certificate of incorporation provides for three classes of directors with the term of office of one class expiring each year, commonly referred to as a "staggered board." By preventing stockholders from voting on the election of more than one class of directors at any annual meeting of stockholders, this provision may have the effect of keeping the current members of our board of directors in control for a longer period of time than stockholders may desire.

         Our certificate of incorporation authorizes our board of directors to issue shares of preferred stock without stockholder approval and to establish the preferences and rights of any preferred stock issued, which would allow the board to issue one or more classes or series of preferred stock that could discourage or delay a tender offer or change in control.

         Additionally, we are subject to Section 203 of the Delaware General Corporation Law, which, in general, imposes restrictions upon acquirors of 15% or more of our stock.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

  Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Albany Molecular Research, Inc.:

         We have audited the accompanying consolidated financial statements of Albany Molecular Research, Inc. and subsidiary as listed in the accompanying index on pages 49 and 50. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Albany Molecular Research, Inc. and subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Albany, New York
February 4, 2000

                         ALBANY MOLECULAR RESEARCH, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                    December 31,
                                                                                        -----------------------------------
                                                                                               1998                1999
                                                                                        ----------------    ---------------
                                    Assets
Current assets:

   Cash and cash equivalents ..........................................................   $  5,319,872    $  2,672,848
   Short-term investment ..............................................................             --       1,000,000
   Accounts receivable (net of allowance for doubtful accounts of $0
   and $110,000 at December 31, 1998 and 1999, respectively) ..........................      2,875,898       4,221,745
   Current installment of notes receivable - related party ............................         20,000          20,000
   Royalty income receivable ..........................................................      3,256,498       5,382,200
   Investment securities, available-for-sale ..........................................      2,026,620      21,172,131
   Inventory ..........................................................................        575,526       1,116,312
   Unbilled services ..................................................................        105,036          76,140
   Income tax prepayments .............................................................        517,840       3,079,551
   Prepaid expenses and other current assets ..........................................        901,587         845,082
                                                                                          ------------    ------------
     Total current assets .............................................................     15,598,877      39,586,009
                                                                                          ------------    ------------
Property and equipment, net ...........................................................     14,866,298      15,879,404
                                                                                          ------------    ------------

Other assets:

   Patents and patent application costs ...............................................        326,142         331,912
   Notes receivable, excluding current installment - related party ....................         60,000          40,000
   Deferred income taxes ..............................................................      1,639,188       1,328,818
   Equity investment in unconsolidated affiliate ......................................             --      15,032,826
   Convertible subordinated debenture from unconsolidated affiliate ...................             --      15,000,000
     Other assets .....................................................................        139,143       1,042,770
                                                                                          ------------    ------------
     Total other assets ...............................................................      2,164,473      32,776,326
                                                                                          ------------    ------------
     Total assets .....................................................................   $ 32,629,648    $ 88,241,739
                                                                                          ============    ============

       Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable ...................................................................   $  1,501,033    $    803,527
   Unearned income ....................................................................      1,748,358       1,480,020
   Customer deposits ..................................................................        182,293         278,292
   Accrued compensation ...............................................................        986,496       1,947,703
   Accrued expenses ...................................................................        451,493         557,262
   Current installments of long-term debt .............................................      1,587,168          86,953
                                                                                          ------------    ------------
     Total current liabilities ........................................................      6,456,841       5,153,757

Long-term liabilities:

   Long-term debt, excluding current installments .....................................     13,348,672         167,515
                                                                                          ------------    ------------
     Total liabilities ................................................................     19,805,513       5,321,272
                                                                                          ------------    ------------

Commitments and contingencies (Notes 3, 9, 10, 11 and 12)

Stockholders' equity:

   Preferred stock, $0.01 par value, authorized 1,000,000 shares, issued
     and outstanding 100,000 shares in 1998 and  0 shares in 1999 .....................          1,000              --
   Common stock, $0.01 par value, authorized 50,000,000 shares; issued
     11,771,584 shares in 1998 and 14,593,559 in 1999; outstanding
     10,639,681 in 1998 and 14,593,559 in 1999 ........................................        117,715         145,935
   Additional paid-in capital .........................................................     10,758,376      57,073,484
   Retained earnings ..................................................................     11,941,947      25,716,331
   Accumulated other comprehensive income (loss) ......................................         66,457         (15,283)
                                                                                          ------------    ------------
                                                                                            22,885,495      82,920,467

   Treasury stock, at cost ............................................................    (10,061,360)             --
                                                                                          ------------    ------------
     Total stockholders' equity .......................................................     12,824,135      82,920,467
                                                                                          ------------    ------------
   Total liabilities and stockholders' equity .........................................   $ 32,629,648    $ 88,241,739
                                                                                          ============    ============

           See Accompanying Notes to Consolidated Financial Statements.

                         ALBANY MOLECULAR RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Year Ended December 31,
                                                 ------------------------------------------------
                                                          1997           1998            1999
                                                 ----------------- --------------- --------------
Contract revenue ................................   $  8,910,011    $ 14,308,220    $ 23,383,615
Reimbursed expenses .............................       (701,034)       (658,875)     (1,356,796)
                                                    ------------    ------------    ------------

Net contract revenue ............................      8,208,977      13,649,345      22,026,819
Cost of contract revenue ........................      4,430,016       7,733,504      12,491,213
                                                    ------------    ------------    ------------
Gross profit from contract revenue ..............      3,778,961       5,915,841       9,535,606
                                                    ------------    ------------    ------------

Other operating revenue:

   Non-recurring licensing fees, milestones and
   royalties.....................................      2,500,000       8,068,921              --
   Recurring royalties ..........................         30,871      11,575,931      21,444,037
   Technology incentive award ...................       (253,093)     (1,821,628)     (2,131,839)
                                                    ------------    ------------    ------------
     Other operating revenue, net ...............      2,277,778      17,823,224      19,312,198
                                                    ------------    ------------    ------------

Operating expenses:

   Research and development .....................      1,520,038       1,782,294       1,827,477
   Selling, general and administrative ..........      2,881,059       5,109,002       6,872,734
                                                    ------------    ------------    ------------
     Total operating expenses ...................      4,401,097       6,891,296       8,700,211
                                                    ------------    ------------    ------------
Income from operations ..........................      1,655,642      16,847,769      20,147,593
                                                    ------------    ------------    ------------

Other income (expense):

   Equity in net loss of unconsolidated
   affiliate ....................................             --              --         (98,025)
   Interest expense .............................       (175,969)       (381,821)       (158,169)
   Interest income ..............................        216,121         419,398       2,158,248
   Realized loss on sale of investment securities             --              --         (65,794)
   Other non-operating expense, net .............        (27,537)        (36,555)        (14,357)
                                                    ------------    ------------    ------------

      Total other income (expense), net .........         12,615           1,022       1,821,903
                                                    ------------    ------------    ------------

Income before income tax expense ................      1,668,257      16,848,791      21,969,496
Income tax expense ..............................        372,941       6,351,338       8,195,112
                                                    ------------    ------------    ------------

Net income ......................................   $  1,295,316    $ 10,497,453    $ 13,774,384
                                                    ============    ============    ============

Earnings per common share:

Basic ...........................................   $       0.11    $       0.93    $       1.02
                                                    ============    ============    ============

Diluted .........................................   $       0.10    $       0.82    $       0.93
                                                    ============    ============    ============

          See Accompanying Notes to Consolidated Financial Statements.

                       ALBANY MOLECULAR RESEARCH, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          AND COMPREHENSIVE INCOME
                Years Ended December 31, 1997, 1998 and 1999

                                                   Common Stock
                                              -----------------------
                                                              Number          $0.01               Additional
                                              Preferred         of             Par                 Paid-in         Retained
                                                Stock         Shares          Value                Capital         Earnings
                                              ------------------------------------------------------------------------------------
Balances at December 31, 1996, as
previously reported...........................$  1,000      10,755,327     $    107,553         $  2,584,152      $  1,694,164
EnzyMed pooling of interests ..................     --         573,517            5,735            4,584,661        (1,544,986)
                                              ------------------------------------------------------------------------------------

Balances at December 31, 1996, as
restated ......................................  1,000      11,328,844          113,288            7,168,813           149,178
Comprehensive income:
Net income ....................................     --              --               --                   --         1,295,316
Unrealized gain on investment
securities, available-for-sale,
net of tax of $20,572 .........................     --              --               --                   --                --
Total comprehensive income ....................
Issuance of common stock in
connection with stock option
plan ..........................................     --          15,440              154               24,484                --
Sale of common stock, net of
issuance expenses of $7,770 ...................     --          40,594              406              991,824                --
                                              ------------------------------------------------------------------------------------
Balances at December 31, 1997 .................  1,000      11,384,878          113,848            8,185,121         1,444,494
Comprehensive income:
Net income ....................................     --                               --                   --        10,497,453
Unrealized gain on investment
securities, available-for-sale,
net of tax of $7,968 ..........................     --              --               --                   --                --
Total comprehensive income ....................
Purchase of 1,131,903 shares
for treasury stock ............................     --                               --                   --                --
Issuance of common stock in
connection with stock option
plan ..........................................     --         298,158            2,981              187,748                --

                                                      Accumulated
                                                         Other                                          Comprehensive
                                                      Comprehensive          Treasury                      Income
                                                      Income (Loss)           tock        Total            (Loss)
                                               -----------------------------------------------------------------------
Balances at December 31, 1996, as
previously reported...........................          $   23,645      $        --    $  4,410,514
EnzyMed pooling of interests .................                  --               --       3,045,410
                                               ----------------------------------------------------

Balances at December 31, 1996, as
restated .....................................              23,645               --       7,455,924
Comprehensive income:
Net income ...................................                  --               --       1,295,316      $  1,295,316
Unrealized gain on investment
securities, available-for-sale,
net of tax of $20,572 ........................              30,858               --          30,858            30,858
                                                                                                         ------------
Total comprehensive income ...................                                                           $  1,326,174
Issuance of common stock in                                                                              ============
connection with stock option
plan .........................................                  --               --          24,638
Sale of common stock, net of
issuance expenses of $7,770 ..................                  --               --         992,230
                                               ----------------------------------------------------
Balances at December 31, 1997 ................              54,503               --       9,798,966
Comprehensive income:
 Net income ...................................                 --               --      10,497,453      $ 10,497,453
Unrealized gain on investment
securities, available-for-sale,
net of tax of $7,968 .........................              11,954               --          11,954            11,954
Total comprehensive income ...................                                                           $ 10,509,407
Purchase of 1,131,903 shares
for treasury stock ...........................                  --      (10,061,360)    (10,061,360)
Issuance of common stock in
connection with stock option
plan .........................................                  --               --         190,729

                                      29

                                                                 Number          $0.01               Additional
                                                 Preferred         of             Par                 Paid-in         Retained
                                                   Stock         Shares          Value                Capital         Earnings
                                              ------------------------------------------------------------------------------------
Tax benefit from exercise of
stock options .................................     --                               --              742,576                --
Sale of common stock, net of
issuance expenses of $6,182 ...................     --          88,548              886            1,642,931                --
                                                 -----      ----------          -------           ----------        ----------
Balances at December 31, 1998 .................  1,000      11,771,584          117,715           10,758,376        11,941,947
Comprehensive income:
Net income ....................................     --                               --                   --        13,774,384
Unrealized loss on investment
securities, available-for-sale,
net of tax benefit of $54,492 .................     --              --               --                   --                --


Total comprehensive income ....................

Conversion of 100,000 shares of preferred stock
 . .............................................                 (1,000)          45,000                  450              550
Issuance of common stock in
connection with stock option
plan ..........................................     --        1,093,871          10,939            1,800,995               --
Tax benefit from exercise of
stock options .................................     --                               --                   --        3,204,075
Sale of 1,683,097 shares of
common stock and reissuance of
1,131,903 shares of treasury
stock, net of issuance
expenses of $971,321 ..........................     --        1,683,097          16,831           41,309,488               --


Balances at December 31, 1999 .................    $--       14,593,552     $   145,935         $ 57,073,484      $ 25,716,331


                                                       Accumulated
                                                          Other                                         Comprehensive
                                                      Comprehensive       Treasury                         Income
                                                      Income (Loss          tock          Total            (Loss)
                                              ------------------------------------------------------------------------------------
Tax benefit from exercise of
stock options .................................                --              --          742,576
Sale of common stock, net of
issuance expenses of $6,182 ...................                --              --        1,643,817
Balances at December 31, 1998 .................            66,457     (10,061,360)      12,824,135
Comprehensive income:
Net income ....................................                --              --       13,774,384      $ 13,774,384
Unrealized loss on investment
securities, available-for-sale,
net of tax benefit of $54,492 .................           (81,740)             --          (81,740)          (81,740)
                                                                                                        ------------
Total comprehensive income ....................                                                         $ 13,692,644
                                                                                                        ============
Conversion of 100,000 shares of preferred stock
 . .............................................                --              --                --               --
Issuance of common stock in
connection with stock option
plan ..........................................                --              --         1,811,934
Tax benefit from exercise of
stock options .................................                --              --         3,204,075
Sale of 1,683,097 shares of
common stock and reissuance of
1,131,903 shares of treasury
stock, net of issuance
expenses of $971,321 ..........................                --       10,061,360       51,387,679
                                                       ----------     ------------      -----------     ------------
Balances at December 31, 1999 .................        $  (15,283)    $         --      $82,920,467
                                                       ==========     ============      ===========     ============

          See Accompanying Notes to Consolidated Financial Statements.

                                          ALBANY MOLECULAR RESEARCH, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Year Ended December 31,
                                                        -------------------------------------------------------------
                                                              1997                  1998                  1999
                                                        -----------------     -----------------     -----------------
Operating Activities:
Net income.......................................       $     1,295,316       $    10,497,453       $    13,774,384
Adjustments to reconcile net income to net cash
   provided by operating activities:

   Depreciation and amortization.................               780,582             1,170,631             1,825,179
   Net realized loss on sale of investment securities                 --                    --               65,794
   Net loss on sale of assets....................                 9,398                44,005                     --
   Provision for doubtful accounts...............               114,000               (30,000)              165,208
   Equity in net loss of unconsolidated affiliate                     --                    --               98,025
   Provision for deferred taxes..................              (613,919)             (394,787)              364,862
   Forgiven principal on notes receivable-related
   party.........................................                     --               20,000                20,000
Change in operating assets and liabilities:
   Increase in accounts receivable...............            (1,233,543)             (895,301)           (1,511,052)
   Increase in royalty income receivable.........                     --           (3,256,498)           (2,125,702)
   Increase in inventory.........................               (51,581)             (257,737)             (540,786)
   Decrease in unbilled services.................                 9,300                87,786                28,896
   Decrease (increase) in income taxes...........              (651,061)              261,121               642,364
   Decrease (increase) in prepaid expenses and other
   current assets................................              (103,511)             (360,148)               56,505
   Increase (decrease) in accounts payable.......               576,970               560,751              (697,506)
   Increase (decrease) in accrued compensation and
   accrued expenses..............................                 2,932             1,413,106             1,066,976
   Increase (decrease) in customer deposits......                37,293               (20,000)               95,999
   Increase (decrease) in unearned income........               209,131             1,391,350              (268,338)
                                                        -----------------     -----------------     -----------------
Net cash provided by operating activities........               381,307            10,231,732            13,060,808
                                                        -----------------     -----------------     -----------------
Investing Activities:
   Purchases of investment securities............              (163,217)              (57,151)          (40,530,676)
   Proceeds from sales of investment securities..                     --                    --           21,183,139
   Purchase of equity investment in unconsolidated
   affiliate.....................................                    --                    --          (15,130,851)
   Purchase of convertible subordinated debenture
   from unconsolidated affiliate.................                     --                    --          (15,000,000)
   Purchases of property and equipment...........              (910,244)          (11,614,526)           (2,720,981)
   Proceeds from sale of equipment...............                 4,265                12,625                     --
   Purchase of customer list.....................                     --              (18,000)                    --
   Payments for patent application and other related
   costs.........................................               (80,509)             (201,272)              (26,704)
   Payment for lease deposit.....................                     --                    --           (1,000,000)
   Net increase in short-term investment.........                     --                    --           (1,000,000)
                                                        -----------------     -----------------     -----------------
   Net cash used in investing activities.........            (1,149,705)          (11,878,324)          (54,226,073)
                                                        -----------------     -----------------     -----------------
Financing Activities:
   Principal payments on long-term debt..........              (604,683)           (2,223,708)          (15,181,489)
   Principal payments under capital lease obligations            (3,550)               (1,256)                    --
   Proceeds from borrowings under long-term debt.                     --            7,000,000               500,117
   Payment to acquire treasury shares............                     --           (2,125,520)                    --
   Proceeds from sale of common stock............             1,016,868             1,734,546            53,199,613
                                                        -----------------     -----------------     -----------------
Net cash provided by financing activities........               408,635             4,384,062            38,518,241
                                                        -----------------     -----------------     -----------------
Increase (decrease) in cash and cash equivalents.              (359,763)            2,737,470            (2,647,024)
Cash and cash equivalents at beginning of year...             2,942,165             2,582,402             5,319,872
                                                        -----------------     -----------------     -----------------
Cash and cash equivalents at end of year.........       $     2,582,402       $     5,319,872       $     2,672,848
                                                        =================     =================     =================
Supplemental disclosure of non-cash investing and
   financing activities:

   Purchase of treasury stock through issuance
     of long-term debt...........................       $             --      $     7,935,840       $             --
   Common stock issued for purchase of
     customer list...............................       $             --      $       100,000       $             --
   Common stock issued for relocation incentive..       $             --      $       200,000       $             --
   Increase (decrease) in net unrealized gain on
     securities available-for sale, net of tax...       $        30,858       $        11,954       $       (81,740)
   Tax benefit from exercise of stock options....       $             --      $       742,576       $     3,204,075
Supplemental disclosures of cash flow information:
   Cash paid during the year for:

     Interest....................................       $       175,969       $       381,821       $       158,169
     Income taxes................................       $     1,637,921       $     6,209,012       $     7,187,885

          See Accompanying Notes to Consolidated Financial Statements.

                         ALBANY MOLECULAR RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1997, 1998 and 1999

1. Summary of Significant Accounting Policies

Nature of Business:

     Albany Molecular Research, Inc. (the "Company") is an integrated provider of drug discovery and development, chemistry research and manufacturing services to companies in the pharmaceutical and biotechnology industries. The Company offers services traditionally provided by chemistry divisions within pharmaceutical and biotechnology companies, including drug discovery, medicinal chemistry, chemical development, analytical chemistry services and small-scale and pilot plant manufacture. The Company also conducts proprietary research and development which may lead to the Company receiving up-front service fees and milestone payments for advancing new products as well as royalties for new drugs successfully reaching the market. The Company's objective is to be the leading provider of comprehensive contract chemistry services to the pharmaceutical and biotechnology industries.

     On October 19, 1999, the Company completed a merger with EnzyMed, Inc. ("EnzyMed"), an Iowa-based provider of combinatorial biocatalysis discovery services. Utilizing its proprietary combinatorial biocatalysis technology, EnzyMed specializes in the discovery, optimization, and derivatization of pharmaceutical and agrochemical lead compounds. EnzyMed's proprietary technology employs enzymatic and microbial transformations of core structures to create novel derivatives, which otherwise might not be accessible via traditional chemical syntheses, for screening and development in an iterative fashion. This technology has its most immediate application in the pharmaceutical, animal health, and agrochemical industries. See note 2 for discussion of the Company's acquisition of EnzyMed.

     On December 21, 1999, the Company completed a $30 million strategic investment in Organichem Corporation (formerly known as Nycomed Inc. -Rensselaer, a division of Nycomed, Inc.). Organichem Corporation operates a chemical manufacturing facility in Rensselaer, New York, and performs large-scale manufacturing of pharmaceutical intermediates and active ingredients. See note 3 for discussion of the Company's equity and other investments in Organichem Corporation.

Basis of Presentation:

     The consolidated financial statements include the accounts of Albany Molecular Research, Inc. and its wholly-owned subsidiary, Albany Molecular Research Export, Inc. All intercompany balances and transactions have been eliminated during consolidation. The Company's 37.5% investment in Organichem Corporation (see note 3) is accounted for using the equity method of accounting.

     The Company's merger with EnzyMed on October 19, 1999 has been accounted for as a pooling of interests as further discussed in note 2. Accordingly, all prior period consolidated financial statements have been restated to include the results of operations, financial position and cash flows of EnzyMed. Information presenting common stock, employee stock plans and per share data has been restated on an equivalent share basis.

     It is the Company's policy to reclassify prior year consolidated financial statements to conform to the current year presentation.

Revenue Recognition:

     The Company recognizes net revenue from its full-time equivalent and time and materials contracts on a per diem basis as work is performed and fixed fee type contracts on a percentage-of-completion basis. In general, contract provisions include predetermined payment schedules, or the submission of appropriate billing detail establishing prerequisites for billings. Unbilled services arise when services have been rendered under these contracts but customers have not been billed. Similarly, unearned income represents prebilling for services that have not yet been performed. Any losses on contracts are recorded when they are determinable and estimable.

     The Company recognizes revenue from licensing fees, milestones and royalties when the earnings process has been deemed completed and any uncertainties regarding potential revenue have been resolved.

Cash Equivalents and Short-Term Investment:

     Cash equivalents of $4,356,006 and $2,668,442 at December 31, 1998 and 1999 consisted of money market accounts and overnight deposits. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     The Company's short-term investment at December 31, 1999 consisted of a certificate of deposit which matures on June 26, 2000.

Inventories:

     Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist primarily of organic chemicals used as raw materials in the research and production process.

Investment Securities:

     The Company accounts for its investment securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investment securities consist of state and political subdivision obligations, corporate debt obligations, and bond mutual funds, with the Company holding all of these securities as available-for-sale.

     Unrealized holding gains and losses, net of related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Interest income is recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in earnings and are determined using the specific identification method.

Property and Equipment:

     Property and equipment are recorded at cost. Expenditures for maintenance and repairs are expensed as costs are incurred.

     Depreciation is determined using the straight-line method over the estimated useful lives of the individual assets. Accelerated methods of depreciation have been used for income tax purposes.

     The Company provides for depreciation of property and equipment over the following estimated useful lives:

           Laboratory equipment and fixtures..............        7-18 years
           Office equipment...............................        3-7 years
           Leasehold improvements.........................        18 years

Patents and Patent Application Costs:

     The costs of patents issued and acquired are being amortized on the straight-line method over the estimated remaining lives of the issued patents, generally 17 years. Patent application and processing costs are capitalized and will be amortized over the estimated life once a patent is acquired or expensed in the period the patent application is denied.

     Accumulated amortization at December 31, 1998 and 1999 was $0 and $18,000, respectively.

Licensing Rights:

     Licensing costs are accumulated and amortized once the license agreement is executed. The costs of licensing rights are being amortized on the straight-line method over the term of the license agreement, but not in excess of fifteen years. Licensing costs are written off in the period the licensing rights are canceled or are determined not to provide future benefits.

     Accumulated amortization at December 31, 1998 and 1999 was $8,838 and $11,784, respectively.

Research and Development:

     Research and development costs are charged to operations when incurred and are included in operating expenses.

Income Taxes:

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Comprehensive Income:

     On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 established standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on investment securities, available-for-sale, and is presented in the Consolidated Statements of Stockholders' Equity and Comprehensive Income. SFAS No. 130 requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

Stock-Based Compensation:

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

Earnings per Share:

     Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company (such as stock options).

     The following tables provide calculations of basic and diluted earnings per share calculations:

                                           Year Ended December 31, 1997                  Year Ended December 31, 1998
                                      -----------------------------------------    -------------------------------------------
                                                        Weighted         Per                        Weighted
                                                         Average        Share                        Average       Per Share
                                        Net Income       Shares        Amount       Net Income       Shares          Amount
                                      -------------    -----------    ---------    ------------    -----------    ------------
          Basic earnings per  share.  $   1,295,316    11,335,133     $   0.11     $10,497,453     11,347,786     $   0.93
                                                                      =========                                   ============
          Dilutive effect of stock
          options...................            --      1,029,259                           --      1,380,614
          Dilutive effect of
          assumed preferred stock
          conversion................            --         45,000                           --         45,000
                                      -------------    -----------                 ------------    -----------
          Diluted earnings per
          share.....................  $   1,295,316    12,409,392     $   0.10     $10,497,453     12,773,400     $   0.82
                                      =============    ===========    =========    ============    ===========    ============

                                                                           Year Ended December 31, 1999
                                                            ------------------------------------------------------------
                                                                                       Weighted             Per Share
                                                                Net Income          Average Shares           Amount
                                                            --------------------    ----------------      --------------
         Basic earnings per share......................     $      13,774,384            13,565,960       $        1.02
                                                                                                          =============
         Dilutive effect of stock options..............                     --            1,251,133                  --
                                                            --------------------    ----------------
         Diluted earnings per share....................     $      13,774,384            14,817,093       $        0.93
                                                            ====================    ================      ==============

Use of Management Estimates:

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results can vary from these estimates.

Recent Accounting Pronouncements:

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 has subsequently been amended by SFAS No. 137, issued in June 1999, which delays the effective date for implementation of SFAS No. 133 until fiscal quarters of fiscal years beginning after June 15, 2000. Management does not anticipate that the adoption of SFAS No. 133 will have a material effect on the Company's consolidated financial statements because the Company does not presently utilize derivative investments or engage in hedging activities.

2. BUSINESS COMBINATION

     On October 19, 1999, the Company completed a merger with EnzyMed by exchanging 726,056 shares of its common stock for all of the common stock of EnzyMed. Each share of EnzyMed was exchanged for .1623841 of one share of the Company's common stock. In addition, outstanding EnzyMed stock options were converted, at the same exchange ratio, into options to purchase 79,647 shares of the Company's common stock pursuant to the terms of EnzyMed's stock option plan.

     The merger has been accounted for as a pooling of interests and, accordingly, all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of EnzyMed. The following information presents certain data pertaining to the statements of operations of the separate companies for the periods preceding the merger and for the year ended December 31, 1999 as if the companies had operated separately for the entire year:

                                                                  Year Ended December 31,
                                          ---------------------------------------------------------------------
                                                  1997                     1998                     1999
                                          -------------------    ----------------------    ---------------------
   Net contract revenue:

      As previously reported                 $    8,104,032         $    13,397,621           $    21,184,316
      EnzyMed                                       104,945                 251,724                   842,503
                                          -------------------    ----------------------    ---------------------
         Combined                            $    8,208,977         $    13,649,345           $    22,026,819
                                          ===================    ======================    =====================

   Net income (loss):

       As previously reported                $    2,189,215         $    11,444,637           $    14,974,868
       EnzyMed                                     (893,899)               (947,184)               (1,200,484)
                                          -------------------    ----------------------    ---------------------
         Combined                            $    1,295,316         $    10,497,453           $    13,774,384
                                          ===================    ======================    =====================

     There were no material transactions between the Company and EnzyMed prior to the merger. The effects of conforming EnzyMed's accounting policies to those of the Company were not material.

3. Investment in Organichem

     (a) Stock Purchase Agreement

          On December 21, 1999, the Company completed an equity method investment in Organichem Corporation ("Organichem"), pursuant to a Stock Purchase Agreement and purchased convertible subordinated debentures of Organichem pursuant to a Debenture Purchase Agreement. Under the terms of the Stock Purchase Agreement, the Company acquired 600 shares of common stock of Organichem, representing 37.5% of Organichem's outstanding common stock, for an aggregate purchase price of $15,130,851, which included direct costs of $130,851 attributable to the Organichem equity investment.

          The Company has recorded its investment using the equity method of accounting and, accordingly, has reduced its investment by recording the Company's proportionate share of Organichem's loss, as adjusted for intercompany interest, for the period since the initial investment through December 31, 1999, and by amortizing the excess cost of its investment in the common stock over the underlying equity in the net assets of Organichem.

          The acquisition cost exceeded the Company's share of the underlying equity in net assets of Organichem by $9,375,000, which is being amortized over a period of 25 years. Accumulated amortization at December 31, 1999 was $10,275. During the year ended December 31, 1999, the Company recorded $98,025 as its share of Organichem's loss. As Organichem is privately held, the market value of this investment is not readily determinable.

          The Stock Purchase Agreement also incorporates a Put/Call Agreement among the Company, Organichem and its stockholders that permits the Company to purchase, at the Company's option, all of the outstanding shares of common stock of Organichem within 90 days subsequent to the year ending December 31, 2002. The purchase price is to be determined based on Organichem's earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the Put/Call Agreement, for the year ending December 31, 2002, with a minimum and maximum specified purchase price of $15 million and $30 million, respectively. In the event that the Company does not exercise its call option, Organichem stockholders may require the Company to purchase all of the outstanding shares of common stock of Organichem within 60 days subsequent to the year ending December 31, 2003. The purchase price under the put option is to be determined consistent with that specified under the above call option, with the exception that the EBITDA, as defined, shall be based on Organichem's results for the year ending December 31, 2003.

          Summarized financial information of Organichem as of December 21, 1999, prior to any investment by the Company, is as follows:

                Current assets                                  $      29,921,000
                Property, plant and equipment, net                     52,122,000
                                                                ---------------------
                Total assets                                    $      82,043,000
                                                                =====================

                Current liabilities                             $       4,930,000
                Other liabilities                                       2,553,000
                Total equity                                           74,560,000
                                                                ---------------------
                      Total liabilities and equity              $      82,043,000
                                                                =====================

          During the period from December 21, 1999 (date of initial investment) through December 31, 1999, Organichem had no net sales or gross profit since this period corresponded with the company's annual plant-wide shut-down. Organichem incurred certain operating expenses during this period and its loss from continuing operations and net loss for the period ended December 31, 1999 was approximately $431,000 and $259,000, respectively.

     (b) Debenture Purchase Agreement

          Under the terms of the Debenture Purchase Agreement, the Company purchased convertible subordinated debentures ("Debentures") for an aggregate purchase price of $15,000,000. The Debentures mature on December 21, 2005 and may be converted into 37.5% of the outstanding common stock of Organichem, on a fully diluted basis.

          The Debentures bear interest, payable semi-annually, on the unpaid principal amount at margins over specified fixed or variable London Interbank Offer Rate ("LIBOR") as provided for within the Company's credit agreement with Organichem (9.375% at December 31, 1999). The interest payable under the Debentures through December 21, 2000 shall be added to the principal of the Debenture, with semi-annual cash interest payments to begin subsequent to December 21, 2000, provided that Organichem is in compliance with the financial covenants of its credit agreement. In addition, pursuant to the terms of the Debenture Purchase Agreement, the Company and Organichem have agreed that in the event that either the aforementioned put or call options are exercised, 62.5% of the accrued interest not paid by Organichem as of the date of the put or call exercise shall be applied to reduce the purchase price as determined under the Put/Call Agreement.

          The Debentures are convertible, at the Company's option, at any time after the earliest of (i) December 21, 2002; (ii) notification by Organichem to the Company that Organichem intends to repay the Debenture prior to its maturity; or (iii) the occurrence of an event of default as defined in the Debenture Purchase Agreement.

4. Investment Securities, Available-for-Sale

     The amortized cost, gross unrealized gains, gross unrealized losses and fair value for available-for-sale investment securities by major security type were as follows:

                                                                         December 31, 1998
                                              ------------------------------------------------------------------------
                                                                     Gross                Gross
                                                Amortized          Unrealized           Unrealized        Fair Value
                                                  Cost            Holding Gains        Holding Losses
                                              --------------    -----------------    ----------------    -------------
Obligations of states and political
subdivisions.............................     $  1,671,577      $      109,033       $          --       $1,780,610

Corporate debt obligations...............          158,073               2,200               (472)          159,801
Bond mutual funds .......................           86,209                   --                 --           86,209
                                              --------------    -----------------    ----------------    -------------
                                              $  1,915,859      $      111,233       $       (472)       $2,026,620
                                              ==============    =================    ================    =============


                                                                         December 31, 1999
                                              ------------------------------------------------------------------------
                                                                     Gross               Gross
                                                 Amortized         Unrealized          Unrealized          Fair Value
                                                   Cost          Holding Gains       Holding Losses
                                              --------------    ---------------    ----------------      --------------
Obligations of states and political
subdivisions.............................     $  1,674,209      $       30,909       $     (3,841)       $    1,701,278

Corporate debt obligations...............       19,441,152               1,049            (59,966)           19,382,235
Bond mutual funds........................           88,618                   --                 --               88,618
                                              --------------    -----------------    ----------------    --------------
                                              $ 21,203,979      $       31,958       $    (63,807)       $   21,172,131
                                              ==============    =================    ================    ==============

     Proceeds from the sales of available-for-sale investment securities were $21,183,139 for 1999, resulting in realized losses of $65,794. There were no sales of available-for-sale investment securities during 1997 or 1998.

     Maturities of corporate debt obligations and obligations of states and political subdivisions classified as available-for-sale at December 31, 1999 were as follows:

                                                                      Amortized Cost                Fair Value
                                                                 -----------------------   ------------------------
Due less than one year.................................          $          12,561,796        $      12,536,860
Due after one year through five years .................                      7,632,491                7,608,946
Due after five years through ten years ................                        719,586                  731,098
Due after ten years....................................                        201,488                  206,610
                                                                 -----------------------      ---------------------
                                                                 $          21,115,361        $      21,083,513
                                                                 =======================      =====================

5. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                                        December 31,
                                                                        ----------------------------------------------
                                                                                1998                     1999
                                                                        ---------------------     --------------------
Laboratory equipment and fixtures.................................      $        10,667,145       $        12,636,433
Office equipment..................................................                2,068,782                 2,473,750
Leasehold improvements............................................                4,019,378                 4,614,531
Construction-in-progress..........................................                  615,571                   367,144
                                                                        ---------------------     --------------------
                                                                                 17,370,876                20,091,858

Less accumulated depreciation.....................................               (2,504,578)               (4,212,454)
                                                                        ---------------------     --------------------
                                                                        $        14,866,298       $        15,879,404
                                                                        =====================     ====================

     Depreciation expense of property and equipment was $776,740, $1,127,719 and $1,707,876 for the years ended December 31, 1997, 1998 and 1999, respectively.

6. Long-Term Debt

     On June 30, 1998, the Company entered into a revolving line of credit agreement ("Credit Agreement") with a bank enabling the Company to borrow up to $15 million on a revolving basis. On February 8, 1999, the Credit Agreement was amended to increase the amount available under the line of credit to $25 million. The initial proceeds of the revolving line of credit were used to refinance an existing debt facility with another bank and for general corporate purposes.

     The Credit Agreement provides for an initial draw period in the form of a revolving line of credit from the date of the note through June 30, 2001. At that date, the outstanding principal balance, if any, will be converted to a term loan. The term loan will be repayable in sixty equal monthly installments plus any accrued interest through June 30, 2006. The interest rates on the outstanding borrowings are paid monthly and are at either the bank's prime rate less 2% or LIBOR plus .5%, at the Company's option. Any outstanding borrowings under the Credit Agreement are secured by a general lien on all assets except certain patents as defined in the Credit Agreement.

     The Credit Agreement provides for various covenants, including requirements for the Company to maintain defined financial ratios and the prohibition against any additional debt, other than in the normal course of business, exceeding $500,000 in the aggregate, at any time.

     The Company had outstanding indebtedness of $7 million and borrowing availability of $8 million under the Credit Agreement as of December 31, 1998. At December 31, 1999, the Company had no outstanding indebtedness and borrowing availability of $25 million under the Credit Agreement.

     Long-term debt is comprised as follows:

                                                                                         December 31,
                                                                          --------------------------------------------
                                                                                 1998                    1999
                                                                          -------------------     --------------------
Revolving line of credit facility (the interest rate on the line of
   credit was 5.55% at December 31, 1998)............................     $       7,000,000       $              --
Note payable to former chief financial officer, due in  annual installments of $1,587,168 through October  2003, plus interest due quarterly at the prime rate  (7.75% at December 31, 1998) (see note
   8)................................................................             7,935,840                      --
Note payable to equipment financing company in monthly installments of
   $5,230 through May 2002, plus interest
   at 14.3%..........................................................                    --                 132,007

Note payable to equipment financing company in monthly installments of
   $4,653 through July 2002, plus interest
   at 15.1%..........................................................                    --                 122,461
                                                                          -------------------     --------------------
                                                                                 14,935,840                 254,468
Less current portion.................................................             1,587,168                  86,953
                                                                          -------------------     --------------------
                                                                          $      13,348,672       $         167,515
                                                                          ===================     ====================

        The aggregate maturities of long-term debt subsequent to December 31, 1999 are as follows:

2000...........................................................................................     $          86,953
2001...........................................................................................               100,588
2002...........................................................................................                66,927
                                                                                                    ------------------
                                                                                                    $         254,468
                                                                                                    ==================

7.       Income Taxes

        Income tax expense (benefit) consists of the following:



                                                                             Year Ended December 31,

                                                           ------------------------------------------------------------
                                                                1997                  1998                  1999
                                                           ----------------      ----------------      ----------------
Current:

   Federal.............................................    $       916,288       $     6,363,149       $     6,879,916
   State...............................................             70,572               382,976               950,334
                                                           ----------------      ----------------      ----------------
                                                                   986,860             6,746,125             7,830,250
                                                           ----------------      ----------------      ----------------
Deferred:

   Federal.............................................           (439,994)             (529,881)              155,322
   State...............................................           (173,925)              135,094               209,540
                                                           ----------------      ----------------      ----------------
                                                                  (613,919)             (394,787)              364,862
                                                           ----------------      ----------------      ----------------
                                                           $       372,941       $     6,351,338       $     8,195,112
                                                           ================      ================      ================


     The differences between income tax expense and income taxes computed using a Federal statutory rate of 34% for the year ended December 31, 1997, and 35% for the years ended December 31, 1998 and 1999, were as follows:

                                                                           Year Ended December 31,
                                                        --------------------------------------------------------------
                                                              1997                  1998                  1999
                                                        -----------------     -----------------     ------------------
Pre-tax income at statutory rate...................     $       567,207       $     5,897,077       $     7,689,324
Increase (reduction) in taxes resulting from:
   Tax-free interest income........................             (30,171)              (31,330)             (102,093)
   State taxes, net of Federal benefit.............             (68,213)              336,746               753,918
   Research and experimentation credit.............             (64,000)              (70,000)                    --
   Other, net......................................             (31,882)              218,845              (146,037)
                                                        -----------------     -----------------     ------------------
                                                        $       372,941       $     6,351,338       $     8,195,112
                                                        =================     =================     ==================

     The tax effects of temporary differences giving rise to significant portions of the deferred tax assets and liabilities at December 31, 1998 and 1999 are as follows:

                                                                                          December 31,
                                                                            ------------------------------------------
                                                                                   1998                   1999
                                                                            -------------------     ------------------
Deferred tax assets:

   Non-deductible accruals                                                  $          32,349       $          76,072
   Non-deductible amortization                                                          8,962                  40,743
   Non-deductible lease costs                                                          73,169                  66,660
   Inventory                                                                               --                  11,568
   State tax credits                                                                   61,000                      --
   Research and experimentation credit carryforwards                                  174,000                 174,000
   Net operating loss carryforwards                                                 1,964,000               2,488,474
                                                                            -------------------     ------------------
     Total gross deferred tax assets                                                2,313,480               2,857,517
     Less valuation allowance                                                              --                      --

                                                                            -------------------     ------------------
     Deferred tax assets                                                            2,313,480               2,857,517
Deferred tax liabilities:
   Property and equipment depreciation differences
    (accelerated depreciation for tax purposes)                                      (629,988)             (1,538,887)
                                                                            -------------------     ------------------
     Net deferred tax asset                                                 $       1,683,492       $       1,318,630
                                                                            ===================     ==================

     The preceding table does not include the deferred tax liability of $44,304 at December 31, 1998 and deferred tax asset of $10,188 at December 31, 1999, associated with the Company's unrealized gain (loss) on investment securities, available-for-sale, discussed in note 4.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the taxable income in the two previous tax years to which tax loss carryback can be applied. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in the carryback period and tax planning strategies in making this assessment. Based upon the level of projected future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of those deductible differences. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the carryforward period are reduced.

8. STOCKHOLDERS' EQUITY

     On November 30, 1998, the Board of Directors approved a 3-for-2 split of the Company's common stock to shareholders of record effective on that date. All shares and per share information included in the accompanying consolidated financial statements has been restated to reflect the 3-for-2 stock split.

     On January 29, 1999, in connection with the filing of the registration statement with the Securities and Exchange Commission for the Company's initial public offering of common stock, the Company effected a reincorporation by merger. Through the reincorporation, each share of outstanding common stock of Albany Molecular Research, Inc. (incorporated in New York) was exchanged for 1-1/2 shares of common stock of a new company, Albany Molecular Research, Inc. (incorporated in Delaware). All share and per share information included in the accompanying consolidated financial statements has been restated to reflect the reincorporation by merger.

     On October 28, 1998, the Company entered into a severance agreement with its former chief financial officer ("Former CFO"). The Former CFO agreed to exchange all of his outstanding shares and the shares that were represented by all of his outstanding stock options for a purchase price of approximately $10.0 million. In total, the Company repurchased 1,131,903 shares of common stock. These treasury shares, along with 1,683,097 of shares not previously issued, were sold during the Company's February 1999 initial public offering.

     On February 4, 1999, in connection with the Company's initial public offering of common stock, the Company converted 100,000 shares of its outstanding preferred stock in a ratio of twenty (20) preferred shares to nine (9) common shares. For purposes of diluted earnings per share for the years ended December 31, 1998 and 1997, all preferred shares were assumed converted to their common stock equivalents.

     On February 4, 1999, the Company completed the initial public offering of its common stock by issuing 2,815,000 shares, 315,000 of which were issued pursuant to an underwriters' over-allotment provision, at a price of $20.00 per share. Prior to the offering, there was no public market for the Company's common stock. The net proceeds of the offering, after deducting applicable direct offering costs of $971,321, were $51,387,679. The net proceeds were used by the Company to repay outstanding indebtedness under the revolving line of credit agreement, certain promissory notes issued in connection with the Company's repurchase of 1,131,903 shares of common stock from the Former CFO and the equity investment in and purchase of the convertible subordinated debentures from Organichem.

     The Company's 1998 Employee Stock Purchase Plan (the "Plan") was adopted during August 1998. Up to 300,000 shares of common stock may be issued under the Plan, which is administered by the Compensation Committee of the Board of Directors. It established two stock offering periods per calendar year, the first beginning on January 1st and ending on June 30th, and the second beginning on July 1st and ending December 31st. All employees who work more than 20 hours per week are eligible for participation in the Plan. Employees who are deemed to own greater than 5% of the combined voting power of all classes of stock of the Company are not eligible for participation in the Plan.

     During each offering, an employee may purchase shares under the Plan by authorizing payroll deductions up to 10% of their cash compensation during the offering period. The maximum number of shares to be issued to any single employee during an offering period is limited to 1,000. At the end of the offering period, the accumulated payroll deductions will be used to purchase common stock on the last business day of the offering period at a price equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the offering period ended December 31, 1999, which was the only offering period undertaken during 1999, the Company issued 4,195 shares of common stock at an average price of $25.61 to participants in the Plan.

     The Company has a Stock Option Plan, through which the Company may issue incentive stock options or non-qualified stock options. Incentive stock options granted to employees may not be granted at prices less than 100 percent of the fair market value of the Company's common stock at the date of option grant. Non-qualified stock options may be granted to employees, directors, advisors, consultants and other key persons of the Company at prices established at the date of grant, and may be less than the fair market value at the date of grant. All incentive stock options may be exercised at any time, after vesting, over a ten-year period subsequent to the date of grant. Incentive stock options generally vest over five years, with a 60% vesting occurring at the end of the third anniversary of the grant date. Non-qualified stock option vesting terms are established at the date of grant, but shall have a duration of not more than ten years.

     Following is a summary of the status of stock option programs during 1997, 1998 and 1999:

                                                                    Year ended December 31,
                                       ----------------------------------------------------------------------------------
                                                  1997                       1998                        1999
                                       --------------------------- -------------------------- ---------------------------
                                                         Weighted                    Weighted                   Weighted
                                        Number of        Exercise    Number of       Exercise    Number of      Exercise
                                          Shares          Price       Shares           Price       Shares         Price
                                          ------           -----      ------           -----       ------         -----
Outstanding, beginning
   of year                                1,712,057         $1.33     2,128,134        $1.76      2,015,792        $2.62
     Granted                                456,554          3.40       247,183         7.67        165,603        20.00
     Exercised                              (16,987)         0.41      (296,674)        0.61     (1,085,172)        1.65
     Forfeited                              (23,490)         3.02       (62,851)        2.74         (4,827)       13.02
                                       -------------               -------------              --------------
Outstanding, end of year                  2,128,134         $1.76     2,015,792        $2.62      1,091,396        $6.17
                                       =============        =====  ============        =====  ==============       =====
Options exercisable,
   end of year                            1,631,753                   1,407,833                     418,776
                                          =========                   =========                     =======
Weighted-average fair value
   of options granted during
   the year                                                 $0.85                      $1.88                       $8.50
                                                            =====                      =====                       =====

     The following table summarizes information about stock options outstanding as of December 31, 1999:

                                                     Outstanding Options                     Exercisable Options
                                         ---------------------------------------------    ---------------------------
                                                            Weighted        Weighted                      Weighted
                                                            Average          Average                      Average
            Range of Option                 Number         Remaining        Exercise        Number        Exercise
            Exercise Prices               Outstanding   Contractual Life      Price       Exercisable      Price
---------------------------------------- -------------- ----------------- -------------- -------------- -------------
$0.11-0.14..........................            44,587     3.8 years              $0.13         44,587         $0.13
0.55................................            53,776     3.9 years               0.55         53,776          0.55
1.12................................            90,000     5.5 years               1.12         90,000          1.12
1.83-2.47...........................           116,509     5.9 years               2.04        105,259          2.05
2.98-3.60...........................           387,325     7.5 years               3.29         26,625          3.07
4.91-5.79...........................            88,029     8.1 years               5.45         54,279          5.79
8.88................................           159,750     8.6 years               8.88         41,250          8.88
20.00-29.25.........................           145,420     9.0 years              20.69          3,000         20.50
30.03-31.13.........................             6,000     5.3 years              30.18             --            --
                                         --------------                                  --------------
                                             1,091,396                                         418,776
                                         ==============                                  ==============

     The following are the shares of common stock reserved for issuance and the related exercise prices at December 31, 1999:

                                                                                                          Exercise
                                                                                         Number of       Price per
                                                                                           Shares          Share
                                                                                       --------------- ---------------
Employee Stock Option Plans                                                                 1,091,396    $0.11-$31.13
Employee Stock Purchase Plan                                                                    4,195          $25.61
                                                                                       ---------------
     Shares reserved for issuance                                                           1,095,591
                                                                                       ===============

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its stock option plan and, since the exercise price of stock options granted under the Company's stock option plans is not less than the market price of the underlying stock on the date of grant, no compensation cost has been recognized for such grants. Under SFAS No. 123, "Accounting for Stock Based Compensation," compensation cost for stock option grants would be based on the fair value at the grant date, and the resulting compensation expense would be shown as an expense on the consolidated statements of operations. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 1997, 1998, and 1999 would have been reduced to the following pro-forma amounts:

                                                                         1997              1998             1999
                                                                   ----------------- ----------------- ---------------
Net income:
   As reported.................................................    $     1,295,316   $    10,497,453       $13,774,384
   Pro forma...................................................    $     1,226,422   $    10,383,990       $13,469,052
Earnings per share:

   Basic as reported...........................................    $          0.11   $          0.93   $         1.02
   Basic pro forma.............................................    $          0.11   $          0.92   $         0.99
   Diluted as reported.........................................    $          0.10   $          0.82   $         0.93
   Diluted pro forma...........................................    $          0.10   $          0.81   $         0.91

     The per share weighted-average fair value of stock options granted is determined using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1997, 1998 and 1999: (i) no dividend yield for all years; (ii) zero expected volatility for 1997 and 1998, and 48% volatility for 1999; (iii) risk-free interest rates of 5.69%, 4.45%, and 5.04% for 1997, 1998 and 1999, respectively; and (iv) expected lives of five years for the incentive options and four years for the non-qualified options for 1997 and 1998, and expected lives of four years for all options in 1999.

9. EMPLOYEE BENEFIT PLAN

     The Company maintains a savings and profit sharing plan under section 401(k) of the Internal Revenue Code covering all eligible employees. Employees must complete six months of service and be over 20 1/2 years of age as of the plan's entry dates. Participants may contribute up to 15% of their compensation, limited to $10,000 per annum in 1998 and 1999. The Company currently makes matching contributions equal to 50% of the participant's contributions (up to a limit of 6% of the participant's compensation). In addition, the Company has reserved the right to make discretionary profit sharing contributions to employee accounts. There were no discretionary profit sharing contributions for the years ended December 31, 1997, 1998 and 1999. Employer matching contributions vest at a rate of 20% per year beginning after 2 years of participation in the plan. Employer matching contributions were $21,000, $60,000 and $151,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

10. LEASE COMMITMENTS

     The Company leases both facilities and equipment used in its operations and classifies those leases as operating leases following the provisions of SFAS No. 13, "Accounting for Leases."

     The Company has a long-term operating lease for its Albany, New York office and laboratory facilities with a shareholder of the Company. The present lease commenced in December 1997 and expires in November 2007, with average monthly rental payments of $30,000. The lease contains a ten-year renewal option at the option of the Company, with six months' prior notice. The Company currently holds an option to purchase the property for $3.5 million in November 2002. During the year ended December 31, 1999, the Company reserved the purchase option on the facility with a $1 million deposit, which is included in other assets in the accompanying consolidated balance sheet. The Company is responsible for paying the cost of utilities, operating costs, and increases in property taxes.

     The Company leases three additional laboratory facilities under separate agreements with non-related parties. The lease agreements expire in July 2000, November 2009, and December 2010, with monthly rental rates of $5,000, $26,000 and $7,000, respectively. The Company also leases various office equipment items with terms ranging from three to five years.

     Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 1999 are as follows:

Year ending December 31                   Related Party      Other           Total
-----------------------                  -------------- --------------- ---------------
     2000                                   $358,642        $531,777        $890,419
     2001                                    358,642         588,730         947,372
     2002                                    358,642         626,598         985,240
     2003                                    275,286         586,650         861,936
     2004                                    275,286         503,601         778,887
     Thereafter                              802,918       2,682,652       3,485,570
                                      -------------- --------------- ---------------
Total minimum future lease payments       $2,429,416      $5,520,008      $7,949,424
                                      ============== =============== ===============

     Rental expense amounted to approximately $268,000, $593,000, and $768,000 during the years ended December 31, 1997, 1998 and 1999, respectively. Included within rent expense was approximately $189,000, $413,000 and $373,000 that was paid to the aforementioned related party of the Company during the years ended December 31, 1997, 1998, and 1999, respectively.

11. RELATED PARTY TRANSACTIONS

     a. Technology Development Incentive Plan

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

          In 1997, 1998 and 1999, the Company awarded Technology Incentive Compensation to the inventor of the terfenadine carboxylic acid metabolite technology. The inventor is a director, officer and shareholder of the Company. The amounts awarded and included in the consolidated statements of operations for the years ended December 31, 1997, 1998 and 1999 are $253,093, $1,821,628, and $2,131,839, respectively. Included in accrued compensation in the accompanying consolidated balance sheets at December 31, 1998 and 1999 are unpaid Technology Development Incentive Compensation awards of $385,650 and $538,220, respectively.

     b. Lease Agreement

          As described in note 10, the Company currently has a long-term operating lease for its Albany, New York office and laboratory facilities with a shareholder of the Company. In the opinion of management, the transactions with the shareholder were entered into at the fair market value of the property being leased.

     c. Notes Receivable

          During January 1998, the Company issued notes receivable to two senior officers of the Company totaling $100,000. The notes receivable and accrued interest will not be repaid to the Company provided the officers remain in the employ of the Company. If employment is terminated within the five-year period ending December 31, 2002, a pro-rata portion of the principal and interest shall be repaid to the Company.

     d. Note Payable

          In connection with the departure of the Company's former chief financial officer in 1998, the Company repurchased 1,131,903 shares of common stock for an aggregate purchase price of $9,935,840 of which $2,000,000 was paid in cash. The remaining $7,935,840 of the purchase price was in the form of a note payable (see note 6). This note was repaid in February 1999 utilizing proceeds from the Company's initial public offering.

12. ROYALTY & LICENSING ARRANGEMENT

     On March 15, 1995, the Company entered into a License Agreement and a Stock Purchase Agreement with Marion Merrell Dow Inc., now part of Aventis, S.A.("Aventis"). Under the terms of the Stock Purchase Agreement, the Company sold 1,627,231 shares of the Company's common stock to Aventis for $2.0 million. Under the terms of the License Agreement, the Company granted Aventis an exclusive, worldwide license, with the right to grant sublicenses, upon the prior written consent of the Company, to any patents issued to the Company related to its original terfenadine carboxylic acid metabolite patent application. Terfenadine carboxylic acid metabolite is the active ingredient in the non-sedating antihistamine fexofenadine HCl, marketed as a prescription medicine by Aventis, under the brand names "Allegra" in the Americas and "Telfast" in the rest of the world. In return for the license, Aventis agreed to pay the Company up to $6.5 million based upon the achievement of five patenting milestones and future royalties based on sales of fexofenadine HCl. The five patenting milestones consist of:

     -    Issuance of a U.S. "Intermediate Process Claim";

     -    Issuance of a U.S. "Process Manufacturing Claim";

     -    Issuance of an ex-U.S. "Process Manufacturing Claim";

     -    Issuance of a U.S. "Substantially Pure Claim"; and

     -    Issuance of an ex-U.S. "Substantially Pure Claim".

     In October 1996, the Company was awarded a patent in Australia that satisfied the ex-U.S. "Process Manufacturing Claim" milestone. In accordance with the terms of the Agreement, the Company received a milestone payment and will receive a royalty on all sales of fexofenadine HCl in that country. Aventis began selling a product using fexofenadine HCl in January 1997 in Australia.

     In November 1996, the Company was awarded a U.S. patent that satisfied the U.S. "Substantially Pure Claim." However, under the terms of the Agreement, Aventis had the right to institute action to provoke an interference claim and, upon successfully doing so, was not obligated to pay any milestones or royalties until, and if, the interference was resolved in favor of the Company. In February 1998, the United States Patent and Trademark Office ("PTO") Board of Patent Appeals and Interferences rendered a decision that the Company was first to make the invention and confirming that the Company was properly awarded the aforementioned patent. Accordingly, in the first six months of 1998, the Company received and recognized the associated milestone payment and royalties on all sales of fexofenadine HCl (Allegra) in the United States from November 26, 1996 through December 31, 1997, as stipulated in the Agreement. The total payment was $6.3 million. Because of the decision that the Company was first to make the invention, the Company is entitled to receive royalties on all subsequent sales of fexofenadine HCl (Allegra) in the United States through the respective patent expiration in 2013.

     On December 1996, the PTO informed the Company that the Company's patent application containing a U.S. "Process Manufacturing Claim" was in interference with a patent application of Aventis. In May 1997, the PTO Board of Patent Appeals and Interferences rendered a decision that the Company was first to make the invention. Under the terms of the Agreement, no milestones or royalties are due to the Company until a patent is issued. Under the procedures of the PTO, a patent is not issued until the PTO publishes it. The patent was published in May 1998. Upon the patent publication, the Company was entitled to and did receive the milestone payment for a U.S. "Process Manufacturing Claim." Additionally, the Company is entitled to receive a royalty on worldwide sales of fexofenadine HCl (Allegra and Telfast) from the date of patent issuance until expiration of the patent in 2015.

     In January 1997, the Company was awarded a patent that satisfied the U.S. "Intermediate Process Claim" milestone. In accordance with the terms of the Agreement, the Company received a milestone payment. There are no royalties associated with this patent.

     In July 1997, the Company was awarded a New Zealand patent that satisfied the ex-U.S. "Substantially Pure Claim" milestone. In accordance with the terms of the Agreement, the Company received a milestone payment and will receive royalties on all sales of fexofenadine HCl (Telfast) in that country.

     Substantially all of the Company's other operating revenue is derived from milestones and royalties related to its patented fexofenadine HCl technology.

13.      CONCENTRATION OF BUSINESS

     For the years ended December 31, 1997, 1998 and 1999, net contract revenue from the Company's three largest customers represented approximately 29%, 11% and 9% for 1997, 15%, 14% and 12% for 1998, and 22%, 10% and 10% for 1999, of
total net contract revenue for such years, respectively. In the majority of circumstances, there are agreements in force with these entities that guarantee the Company's continued involvement in present research projects. However, there regularly exists the possibility that the Company will have no further association with these entities once these projects conclude.

     Net contract revenue by country, based on the location of the customer, and expressed as a percentage of total net contract revenue, during 1997, 1998 and 1999 follows:

                                                                                   Year Ended December 31,
                                                                       -----------------------------------------------
                                                                             1997             1998            1999
                                                                       --------------    -------------   -------------
            United States............................................            71%              86%             89%
            Sweden...................................................            29%              14%             10%
            Other countries..........................................             --               --              1%
                                                                       --------------    -------------   -------------
            Total                                                               100%             100%            100%
                                                                       ==============    =============   =============

     All significant long-lived assets of the Company are located within the United States.

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." Although the estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies, the estimates presented are not necessarily indicative of the amounts that the Company could realize in current market exchanges.

     The Company is estimating its fair value disclosures for financial instruments using the following methods and assumptions:

     Cash, cash equivalents and short-term investments, receivables, and accounts payable: the carrying amounts reported in the consolidated balance sheets approximate their fair value because of the short maturities of these instruments.

     Investment securities, available-for-sale: As disclosed in Note 4, investment securities, available-for-sale are estimated based on quoted market prices at the balance sheet date.

     Equity investment in unconsolidated affiliate and subordinated debenture bond from unconsolidated affiliate: The fair value of the Organichem investment is not readily determinable as the company is privately held. At December 31, 1999, management estimates that the fair value of the convertible subordinated debenture from Organichem approximates the carrying value of $15,000,000.

     Long-term Debt: The carrying value of long-term debt was approximately $14,936,000 and $254,000 at December 31, 1998 and 1999, respectively. Management estimates that the fair value of long-term debt was approximately $14,936,000 and $263,000 at December 31, 1998 and 1999, respectively, based upon interest rates available to the Company for issuance of similar debt with similar terms and remaining maturities.

15. SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

     The following tables present unaudited consolidated financial data, as restated to reflect the EnzyMed merger discussed in Note 2, for each quarter of 1998 and 1999:

                  1998                      First Quarter      Second Quarter      Third Quarter     Fourth Quarter
                  ----                      -------------      --------------      -------------     --------------
Net contract revenue..................           $2,955,508          $3,153,668         $3,722,725         $3,817,444
Gross profit..........................            1,368,597           1,368,444          1,606,940          1,571,860
Milestones and royalties, net.........            7,288,741           3,959,246          2,964,464          3,610,773
Income from operations................            7,008,742           3,739,466          2,882,628          3,216,933
Net income............................            4,340,759           2,525,459          1,743,681          1,887,553
Net income per share:

     Basic............................    $            0.38  $            0.22   $            0.15  $            0.17
     Diluted..........................    $            0.34  $            0.20   $            0.13  $            0.15

                  1999                      First Quarter      Second Quarter      Third Quarter     Fourth Quarter
                  ----                      -------------      --------------      -------------     --------------
Net contract revenue..................           $4,587,010          $5,144,514         $5,641,167         $6,654,128
Gross Profit..........................            1,985,203           2,216,999          2,403,641          2,929,764
Milestones and royalties, net.........            3,768,662           5,272,682          5,262,980          5,007,874
Income from operations................            3,877,945           5,457,221          5,534,107          5,278,321
Net income............................            2,580,180           3,711,536          3,815,252          3,667,416
Net income per share:
     Basic............................    $            0.21  $            0.27   $            0.28  $            0.25
     Diluted..........................    $            0.19  $            0.25   $            0.25  $            0.24

16. SUBSEQUENT EVENT

     On February 4, 2000, the Company announced its acquisition of American Advanced Organics, Inc. (AAO) of Syracuse, New York, for approximately $2.3 million in cash and common stock of the Company. In addition to the $2.3 million purchase price, the former AAO stockholders may also receive up to $800,000 in future payments based upon AAO's financial performance, operating as a division of the Company, in 2000 and 2001. The transaction was accounted for as a purchase business combination.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

  The information appearing under the captions "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on May 31, 2000 is incorporated herein by reference.

Item 11. Executive Compensation.

  The information appearing under the captions "Executive Compensation-Summary Compensation, -Compensation Committee Interlocks and Insider Participation, and -Agreements with Named Executive Officers," and "Directors and Executive Officers-The Board of Directors and its Committees" in the Company's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on May 31, 2000 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  The information appearing under the caption "Principal and Management Stockholders" in the Company's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on May 31, 2000 is incorporated herein by reference.

Item 13. Certain Relationships And Related Transactions.

  The information appearing under the caption "Certain Transactions" in the Company's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on May 31, 2000 is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Financial Statements.

  (1) Financial Statements

  The consolidated financial statements and notes are listed under Part II, Item 8, Financial Statements and Supplementary Data.

  Index to Consolidated Financial Statements.

  (a) Consolidated balance sheets at December 31, 1998 and 1999.

  (b) Consolidated statements of operations for the years ended December 31, 1997, 1998 and 1999.

  (c) Consolidated statements of stockholders' equity and comprehensive income for the years ended

  December 31, 1997, 1998 and 1999.

  (d) Consolidated statements of cash flows for the Years Ended December 31, 1997, 1998 and 1999.

  (e) Notes to consolidated financial statements.

(2) Financial Statement Schedules

  The following financial schedule of Albany Molecular Research, Inc. is included in this annual report on Form 10-K.

                                                         Page
                                                        Number
                                                        ------
      Schedule II --Valuation and Qualifying Accounts     52

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

(b) Reports on Form 8-K.

  On November 2, 1999, the Company filed a Current Report on Form 8-K in connection with the merger between the Company and EnzyMed, Inc.

  On December 23, 1999, the Company filed a Current Report on Form 8-K to report 30 days of combined financial results for the Company and EnzyMed, Inc.

following the merger.

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

Dated: March 30, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              Signature                          Title                   Date
              ---------                          -----                   ----
   /s/ Thomas E. D'Ambra, Ph.D.         Chairman of the Board,      March 30, 2000
--------------------------------------  Chief Executive Officer
       Thomas E. D'Ambra, Ph.D.         and Director (Principal

                                        Executive Officer)

       /s/ David P. Waldek              Chief Financial Officer     March 30, 2000
--------------------------------------  and Treasurer (Principal
           David P. Waldek              Financial and Accounting
                                        Officer)

    /s/ Donald E. Kuhla, Ph.D.          President, Chief Operating   March 30, 2000
--------------------------------------  Officer and Secretary and
        Donald E. Kuhla, Ph.D.          Director

      /s/ Chester J. Opalka             Vice President, Laboratory   March 30, 2000
--------------------------------------  Operations and Director
          Chester J. Opalka

                                        Director                     March __, 1999
--------------------------------------
      Anthony M. Tartaglia, M.D.

     /s/ Frank W. Haydu, III            Director                     March 30, 1999
--------------------------------------

         Frank W. Haydu, III

     /s/ Kevin O'Connor                 Director                     March 30, 2000
--------------------------------------
         Kevin O'Connor


                         ALBANY MOLECULAR RESEARCH, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS Years Ended December 31, 1997, December 31, 1998 and December 31, 1999


                     Balance at Charged to Charged to Deductions
                     Beginning   Cost and    Other    Charged to  Balance at
      Description    of Period   Expenses   Accounts   Reserves  End of Period
      -----------    ---------- ---------- ---------- ---------- -------------

Allowance for
 doubtful accounts

1997                  $   --    $ 30,000     $--       $   --      $ 30,000
1998                   30,000    (30,000)     --           --            --
1999                  $   --    $165,208     $--       $(55,208)   $110,000

Note receivable
 reserve

1997                  $   --    $ 84,000     $--       $   --      $ 84,000
1998                   84,000         --      --           --        84,000
1999                  $84,000   $     --     $--       $   --      $ 84,000



                                 EXHIBIT INDEX

Exhibit No.    Description
----------     -----------

2.1 Agreement and Plan of Merger, dated as of September 8, 1999, by and between the Company and EnzyMed, Inc. (excluding schedules and exhibits which the Company agrees to furnish to supplementally to the Commission) (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form
               8-K dated October 19, 1999, File No. 000-25323).

2.2 Stock Purchase Agreement dated as of December 21, 1999 by and among the Company, Organichem Corporation and the other parties named therein (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 21, 1999,
               File No. 000-25323).

2.3 Debenture Purchase Agreement, dated as of December 21, 1999, by and among the Company and Organichem Corporation (incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form
               8-K/A dated December 21, 1999 and filed on January 5, 2000, File
               No. 000-25323).

3.1            Restated Certificate of Incorporation of the Company
               (incorporated herein by reference to Exhibit 3.2 to the Company's
               Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 000-25323).

3.2 Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No.
               000-25323).

4.1 Specimen certificate for shares of Common Stock, $0.01 par value, of the Company (incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Company's Registration Statement on
               Form S-1 (File No. 333-58795)).

10.1 Lease dated as of October 9, 1992, as amended, by and between the Company and Hoffman Enterprises (incorporated herein by reference to Exhibit 10.1 to Amendment No. 3 to the Company's
               Registration Statement on Form S-1 (File No. 333-58795)).

10.2 1998 Stock Option and Incentive Plan of the Company (incorporated herein by reference to Exhibit 10.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (File No.
               333-58795)).

10.3           Amended and Restated 1992 Stock Option Plan of the Company (incorporated herein by reference to Exhibit 10.3 to Amendment No. 2 to the Company's
               Registration Statement on Form S-1 (File No. 333-58795)).

10.4 1998 Employee Stock Purchase Plan of the Company (incorporated herein by reference to Exhibit 10.4 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No.
               333-58795)).

10.5 Form of Indemnification Agreement between the Company and each of its directors (incorporated herein by reference to Exhibit 10.5 to Amendment No. 2 to the Company's Registration Statement on
               Form S-1 (File No. 333-58795)).

10.6 License Agreement dated March 15, 1995 by and between the Company and Marion Merrell Dow Inc. (now Aventis, S.A.) (excluding certain portions which have been omitted as indicated based upon an order for confidential treatment, but which have been filed separately with the Commission) (incorporated herein by reference to Exhibit 10.7 to Amendment No. 3 to the Company's Registration
               Statement on Form S-1 (File No. 333-58795)).


10.7           Principles of Cooperation Between Albany Molecular Research and
               Cambrex Corporation dated February 1, 1997 by and between the Company and Cambrex Corporation (excluding certain portions which have been omitted as indicated based upon an order for confidential treatment, but which have been filed separately with the Commission) (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Company's Registration Statement on
               Form S-1 (File No. 333-58795)).

10.8 Agreement dated December 16, 1997 by and between the Company and Eli Lilly and Company (excluding certain portions which have been omitted as indicated based upon an order for confidential treatment, but which have been filed separately with the Commission) (incorporated herein by reference to Exhibit 10.9 to Amendment No. 3 to the Company's Registration Statement on Form
               S-1 (File No. 333-58795)).

10.9 Technology Development Incentive Plan (incorporated herein by reference to Exhibit 10.10 to Amendment No. 2 to the Company's
               Registration Statement on Form S-1 (File No. 333-58795)).

10.10          Employment Agreement between the Company and Thomas E. D'Ambra,
               Ph.D. (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1998, File No. 000-25323).

10.11          Employment Agreement between the Company and Harold Meckler,
               Ph.D. (incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1998, File No. 000-25323).

10.12          Employment Agreement between the Company and Michael P. Trova,
               Ph.D. (incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1998, File No. 000-25323).

10.13          Form of Employee Innovation, Proprietary Information and
               Post-Employment Activity Agreement between the Company and each of its executive officers (incorporated herein by reference to Exhibit 10.14 to Amendment No. 3 to the Company's Registration
               Statement on Form S-1 (File No. 333-58795)).

10.14          Letter Agreement between the Company and Harold M. Armstrong, Jr.
               (incorporated herein by reference to Exhibit 10.15 to Amendment
               No. 3 to the Company's Registration Statement on Form S-1 (File
               No. 333-58795)).

10.15          Employment Agreement between the Company and Donald E. Kuhla,
               Ph.D. (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1998, File No. 000-25323).


10.16          Employment Agreement between the Company and Lawrence D. Jones,
               Ph.D. (incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1998, File No. 000-25323).

10.17          Employment Agreement between the Company and David P. Waldek
               (incorporated herein by reference to Exhibit 10.18 to the Company's
               Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 000-25323).

10.18          Employment Agreement between the Company and James J. Grates
               (filed herewith).

10.19 Loan Agreement, dated as of June 29, 1998, by and between the Company and Fleet National Bank (filed herewith).

10.20 Amendment to Agreements, dated as of February 8, 1999, by and between the Company and Fleet National Bank (filed herewith).

10.21 Restated and Revised Lease Agreement, dated as of December 1, 1999, between the University at Albany Foundation and the Company (filed herewith).

21.1 Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to Amendment No. 2 to the Company's Registration
               Statement on Form S-1 (File No. 333-58795)).

23.1           Consent of KPMG LLP (filed herewith).

27.1           Financial Data Schedule for the 12 months ended December 31, 1998
               (filed herewith).

27.2           Financial Data Schedule for the 3 months ended March 31, 1999
               (filed herewith).

27.3           Financial Data Schedule for the 6 months ended June 30, 1999
               (filed herewith).

27.4           Financial Data Schedule for the 9 months ended September 30, 1999
               (filed herewith).

27.5           Financial Data Schedule for the 12 months ended December 31, 1999
               (filed herewith).

