Form 10-Q
period 2000-03-31
ALBANY MOLECULAR RESEARCH INC
filed 2000-05-15
CIK 1065087

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q

 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

                             Yes      [X]      No        [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   CLASS                           OUTSTANDING AT MAY 8, 2000
                   -----                           --------------------------
     Common Stock, $.01 par value                      14,855,888

                         ALBANY MOLECULAR RESEARCH, INC.
                                      INDEX


                                                                                           Page
                                                                                           ----

Part I.    Financial Information

           Item 1.    Condensed Consolidated Financial Statements

                      Condensed Consolidated Balance Sheets                                 3
                      Condensed Consolidated Statements of Income                           4
                      Condensed Consolidated Statements of Cash Flows                       5
                      Notes to Unaudited Condensed Consolidated Financial Statements        6

           Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                   8

           Item 3.    Quantitative and Qualitative Disclosures About
                      Market Risk                                                           10

Part II.   Other Information

           Item 1.    Legal Proceedings                                                     10

           Item 2.    Changes in Securities and Use of Proceeds                             10

           Item 6.    Exhibits and Reports on Form 8-K                                      11

Signatures                                                                                  12


PART I -- FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

                         ALBANY MOLECULAR RESEARCH, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(ALL FIGURES IN THOUSANDS)


                                                                                MARCH 31, 2000    DECEMBER 31, 1999
                                                                                --------------    -----------------
                                                                                 (UNAUDITED)
                                ASSETS
Current assets:
   Cash and cash equivalents                                                      $  9,213            $  3,673
   Accounts receivable, net                                                          5,347               4,222
   Royalty income receivable                                                         5,078               5,382
   Investment securities, available-for-sale                                        17,516              21,172
   Inventory                                                                         1,228               1,116
   Unbilled services                                                                   112                  76
   Prepaid expenses and other current assets                                         1,976               3,945
                                                                                  --------            --------
     Total current assets                                                           40,470              39,586

Property and equipment, net                                                         18,256              15,879

Other assets:
   Intangible assets and patents, net                                                2,423                 332
   Equity investment in unconsolidated affiliate                                    15,154              15,033
   Convertible subordinated debenture from unconsolidated affiliate                 15,000              15,000
   Other assets                                                                      2,141               2,411
                                                                                  --------            --------
     Total other assets                                                             34,718              32,776
                                                                                  --------            --------

Total assets                                                                      $ 93,444            $ 88,242
                                                                                  ========            ========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable and accrued expenses                                          $  2,877            $  3,309
   Unearned income                                                                     994               1,480
   Current installments of long-term debt                                               90                  87
   Other current liabilities                                                           422                 278
                                                                                  --------            --------
     Total current liabilities                                                       4,383               5,154

Long-term liabilities:

   Long-term debt, excluding current installments                                      144                 168
                                                                                  --------            --------
Total liabilities                                                                    4,527               5,322
                                                                                  --------            --------
Stockholders' equity:
   Common stock, $0.01 par value, 50,000,000 shares authorized, 14,757,026 shares issued and outstanding at March 31, 2000, and
     14,593,559 shares issued and outstanding at December 31, 1999                     148                 146
   Additional paid-in capital                                                       58,651              57,073
   Retained earnings                                                                30,134              25,716
   Accumulated other comprehensive loss                                                (16)                (15)
                                                                                  --------            --------
     Total stockholders' equity                                                     88,917              82,920
                                                                                  --------            --------

Total liabilities and stockholders' equity                                        $ 93,444            $ 88,242
                                                                                  ========            ========


SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         ALBANY MOLECULAR RESEARCH, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(ALL FIGURES IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


                                                   THREE MONTHS ENDED
                                       -----------------------------------------
                                          MARCH 31, 2000        MARCH 31, 1999
                                       ------------------    -------------------
Net contract revenue                         $   7,833               $   4,587

Cost of contract revenue                         4,386                   2,602
                                       ------------------    -------------------
Gross profit from contract revenue               3,447                   1,985

Other operating revenue:
   Recurring royalties                           5,681                   4,184
   Technology incentive award                     (568)                   (415)
                                       ------------------    -------------------
     Other operating revenue, net                5,113                   3,769

Operating expenses:
   Research and development                        418                     453
   Selling, general and administrative           1,902                   1,423
                                       ------------------    -------------------
     Total operating expenses                    2,320                   1,876

Income from operations                           6,240                   3,878

Other income:
 Equity in unconsolidated affiliate                107                      --
 Other income, net                                 713                     249
                                       ------------------    -------------------
     Total other income                            820                     249

Income before income tax expense                 7,060                   4,127

Income tax expense                               2,642                   1,547
                                       ------------------    -------------------

Net income                                   $   4,418               $   2,580
                                       ==================    ===================

Basic earnings per share                     $    0.30              $     0.21
                                       ==================    ===================
Diluted earnings per share                   $    0.29               $    0.19
                                       ==================    ===================


SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         ALBANY MOLECULAR RESEARCH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(ALL FIGURES IN THOUSANDS)


                                                                               THREE MONTHS ENDED
                                                                    --------------------------------------
                                                                    MARCH 31, 2000       MARCH 31, 1999
                                                                    --------------     -------------------
Operating Activities
Net income                                                             $  4,418          $  2,580
Adjustments to reconcile net income to net cash provided by
    operating activities:
      Depreciation and amortization                                         565               406
      Provision for doubtful accounts                                        --                52
      Equity earnings in unconsolidated affiliate                          (107)               --
      Deferred income tax expense                                          (291)              157

      (Increase) decrease in operating assets, net of business
      acquisition
         Accounts receivable                                             (1,057)             (391)
         Royalty income receivable                                          304              (580)
         Unbilled services                                                  (36)              (65)
         Inventory, prepaid expenses and other assets                     2,418               771
      (Decrease) increase in:
         Accounts payable and accrued expenses                             (523)             (892)
         Unearned income                                                   (486)             (181)
         Other current liabilities                                           82               310
                                                                       --------          --------
Net cash provided by operating activities                                 5,287             2,167

Investing Activities
    Proceeds from sale of investments                                     3,656                --
    Purchase of business, net of cash acquired                             (869)               --
    Purchases of property and equipment                                  (2,150)             (953)
    Payments for patent application costs                                    --                (6)
    Purchase of equity in unconsolidated affiliate                          (14)               --
                                                                       --------          --------
Net cash provided by (used in) investing activities                         623              (959)

Financing Activities
    Principal payments on long-term debt                                   (606)          (14,936)
    Proceeds from sale of preferred stock                                    --                75
    Proceeds from sale of common stock                                      236            51,410
                                                                       --------          --------
Net cash provided by (used in) financing activities                        (370)           36,549

Increase in cash and cash equivalents                                     5,540            37,757

Cash and cash equivalents at beginning of period                          3,673             5,320
                                                                       --------          --------

Cash and cash equivalents at end of period                             $  9,213          $ 43,077
                                                                       ========          ========


SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Notes to Unaudited Condensed Consolidated Financial Statements

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Note B - Investment

In December 1999, the Company made an investment in Organichem Corporation, a Delaware corporation. Organichem was formed through a management buyout of the Nycomed Amersham, plc chemical manufacturing facility located in Rensselaer, New York. The Company acquired shares of common stock of Organichem, representing 37.5% of Organichem common stock as of December 21, 1999, for an aggregate purchase price of $15.0 million. The Company also lent $15.0 million to Organichem in the form of a convertible subordinated debenture. The debenture is convertible at the Company's option on or after December 21, 2002 into that number of shares sufficient to give the Company 75% equity ownership of Organichem. The Company can, in 2003, acquire the remaining 25% of Organichem for a price to be determined based upon Organichem's financial performance, which would be between $15.0 million and $30.0 million payable at the Company's option in cash or a combination of cash and stock. In addition, the other holders of ownership interests in Organichem have the right to require the Company to purchase their ownership interests in 2004 at a price calculated using a predetermined formula.

Note C - Acquisition

On February 4, 2000, the Company consummated its acquisition of American Advanced Organics, Inc. (AAO) of Syracuse, New York, for approximately $2.3 million in cash and common stock of the Company. The purchase price has been allocated to the fair value of assets acquired and liabilities assumed. The net assets acquired were valued at approximately $210,000, and the excess purchase price over the net assets acquired, which approximated $2.1 million, is included in the caption "Intangible assets and patents, net". The excess purchase price is being amortized over a fifteen-year period. In addition to the $2.3 million purchase price, the former AAO stockholders may also receive future payments of up to $800,000 in the aggregate based upon AAO's financial performance as a division of the Company in 2000 and 2001. The transaction was accounted for as a purchase business combination. Accordingly, the operating results of AAO have been included in the Company's results of operations from the date of acquisition. Pro forma information has not been provided because the acquisition was immaterial.

Note D - Earnings Per Share

A summary of the shares used in the calculation of earnings per share is shown below:


                                                                 THREE MONTHS ENDED
                               ---------------------------------------------------------------------------------------
                                            MARCH 31, 2000                                MARCH 31, 1999
                               ------------------------------------------    -----------------------------------------
                                                  AVERAGE        PER                           AVERAGE        PER
                                    NET           SHARES        SHARE             NET          SHARES        SHARE
                                   INCOME       OUTSTANDING     AMOUNT          INCOME       OUTSTANDING     AMOUNT
                               --------------- -------------- -----------    -------------- -------------- -----------
Basic earnings per share           $4,417,646     14,684,823       $0.30        $2,580,180     12,307,332       $0.21

Dilutive effect of stock
options                                    --        778,204                            --      1,380,592
                               --------------- --------------                -------------- --------------

Diluted earnings per share         $4,417,646     15,463,027       $0.29        $2,580,180     13,687,924       $0.19
                               =============== ============== ===========    ============== ============== ===========


Note E - Comprehensive Income

The Company is required to report comprehensive income and its components in accordance with the provisions of the Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income."

The following table presents the components of the Company's comprehensive income for the three months ended March 31, 2000 and 1999:


                                                                         THREE MONTHS ENDED          THREE MONTHS ENDED
                                                                            MARCH 31, 2000              MARCH 31, 1999
                                                                         ---------------------    ----------------------
Net income                                                               $         4,417,646      $           2,580,180

Other comprehensive loss:
    Unrealized loss on available-for-sale securities, net of tax
        benefit of $434 in 2000 and $4,828 in 1999                                      (652)                    (7,243)
                                                                         ---------------------    ----------------------
         Total comprehensive income                                      $         4,416,994      $           2,572,937
                                                                         =====================    ======================



Note F - Financial Information by Customer Concentration and Geographic Area

Net contract revenue from the Company's three largest customers represented approximately 23%, 9% and 8% of total consolidated net contract revenue for the three months ended March 31, 2000, and 20%, 13% and 12% of total consolidated net contract revenue for the three months ended March 31, 1999.

The Company's net contract revenue for the three months ended March 31, 2000 and 1999 was recognized from customers in the following geographic regions:


                                      THREE MONTHS ENDED
                           -----------------------------------------
                            MARCH 31, 2000         MARCH 31, 1999
                           -----------------      ------------------
   United States                  92%                    90%
   Sweden                          7%                    10%
   Other - International           1%                   ---
                           -----------------      ------------------

   Total                         100%                   100%
                           =================      ==================


Note G - Recent Accounting Pronouncements

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

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "SAB 101", "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the second quarter of 2000. Management does not expect the adoption of SAB 101 to have a material effect on the Company's financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following discussion of our results of operations and financial condition should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the Notes thereto included within this report. This Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our actual results could differ materially from those contained in the forward-looking statements and therefore, prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ from those discussed in the forward-looking statements as a result of various factors, including, without limitation, our ability to attract and retain experienced scientists, a decline in the use of our services by pharmaceutical and biotechnology companies, the loss of a major customer, the continuation of royalties from our Allegra-TM-/Telfast license agreement with Aventis S.A., our ability to produce proprietary technology, to protect our intellectual property and to license technologies from others, and our ability to manage our growth, as well as the factors set forth under the caption "Risk Factors and Certain Factors Affecting Forward-Looking Statements," in our Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000, the discussion set forth below and the matters set forth in this Form 10-Q generally.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

NET CONTRACT REVENUE. Net contract revenue consists primarily of fees earned under contracts with third party customers, net of reimbursed expenses. Reimbursed expenses consist of laboratory supplies, chemicals and other costs reimbursed by customers and, in accordance with industry practice, are netted against gross contract revenue. Reimbursed expenses vary from contract to contract. Accordingly, we view net contract revenue as our primary measure of revenue growth rather than licensing fees and royalties, which are dependent upon our licensee's sales. Net contract revenue for the first quarter of 2000 increased 71% to $7.8 million, compared to $4.6 million for the same period in 1999. This increase was due principally to our performance of a greater number of projects under contract, primarily for medicinal chemistry and chemical development services, which was facilitated through an increase in the number of scientific staff to 161 as of March 31, 2000, from 90 as of March 31, 1999.

GROSS PROFIT FROM CONTRACT REVENUE. Our cost of contract revenue, from which we derive gross profit, consists primarily of compensation and associated fringe benefits for employees and other direct project related costs. Gross profit increased 74% to $3.4 million in the first quarter of 2000 from $2.0 million for the same period in 1999. Our gross margin as a percentage of net contract revenue increased slightly to 44% in the first quarter of 2000 from 43% for the same period in 1999, primarily from higher fees generated from our contract services.

OTHER OPERATING REVENUE. Other operating revenue consists of licensing fees, milestones and royalties, net of technology incentive award expense incurred under our Technology Development Incentive Plan. We earn royalties from Aventis under a license agreement based on sales of fexofenadine HCl, marketed as Allegra-TM- in the Americas and Telfast elsewhere. Royalty payments are due within 45 days after the end of a calendar quarter and are determined based on sales in such quarter. Other operating revenue for the first quarter of 2000 increased 36% to $5.1 million, compared to $3.8 million in 1999. The increase was attributable to increased sales of fexofenadine HCl by the licensee.

RESEARCH AND DEVELOPMENT. Research and development expense consists of payments in connection with collaborations with academic institutions, compensation and benefits for scientific personnel for work performed on proprietary research projects and costs of supplies and related chemicals. Research and development expense decreased 8% to $417,800 for the first quarter of 2000 compared to $453,139 for the same period in 1999. The decrease was due primarily to contractual renewals with our research collaborators pertaining to proprietary research programs funded at a lower level than in previous periods and a greater number of scientists at our EnzyMed division being utilized on customer projects versus research and development.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense consists of compensation and related fringe benefits for marketing and administrative employees, professional services, marketing costs and all costs related to facilities and information services. Selling, general and administrative expenses increased 34% to $1.9 million for the first quarter of 2000 from $1.4 million for the corresponding period of 1999. The dollar increase was primarily attributable to an increase in administrative and marketing staffing to support the expansion of our operations, an increase in expenses related to recruitment of scientists and certain costs associated with becoming a publicly-traded company. Selling, general and administrative expenses represented 24.3% of net contract revenue in the first quarter of 2000 as compared to 31.0% in the first quarter of 1999.

INCOME TAX EXPENSE. Income tax expense increased to $2.6 million during the first quarter of 2000 from $1.5 million in the first quarter of 1999. The effective rate for our provision for income taxes was 38.0% in the first quarter of 2000 and 37.5% for the same period in 1999. The slightly higher tax rate for the first quarter of 2000 resulted from a change in the estimated effective tax rate for the year.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities. During the first three months of 2000, we generated cash of $5.3 million from operating activities, of which approximately $900,000 was used in the acquisition of American Advanced Organics and approximately $2.0 million was used in expansion-related projects. During the first three months of 2000, we used $370,000 from financing activities, consisting of $600,000 in payments on outstanding debt offset by cash generated of approximately $230,000 from the exercise of stock options for common stock and the sale of common stock under the Employee Stock Purchase Plan. Working capital was approximately $36.1 million at March 31, 2000 as compared to $34.4 million as of December 31, 1999. We have available a $25 million credit facility to supplement our liquidity needs.

We continue to expand our operations at our Rensselaer, New York site. This expansion will accommodate additional medicinal chemistry and chemical development laboratories. The total construction and equipment cost of this expansion is estimated to be $7 to $9 million, payable over approximately 18 to 24 months. We have received initial approval of over $2 million in state grants to assist in funding the expansion. We expect to fund the remaining cost of the expansion through cash on hand, funds from operations, and, if necessary, our credit facility.

We are pursuing the expansion of our operations through internal growth and strategic acquisitions. We expect that such activities will be funded from existing cash and cash equivalents, cash flow from operations, the issuance of debt or equity securities and borrowings. Future acquisitions, if any, could be funded with cash from operations, borrowings under the credit facility and/or the issuance of debt or equity securities. There can be no assurance that attractive acquisition opportunities will be available to us or will be available at prices and upon such other terms that are attractive to us. We regularly evaluate potential acquisitions of other businesses, products and product lines and may hold discussions regarding such potential acquisitions. As a general rule, we will publicly announce such acquisitions only after a definitive agreement has been signed. In addition, in order to meet our long-term liquidity needs or consummate future acquisitions, we may incur additional indebtedness or issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to us or at all. The failure to raise the funds necessary to finance our future cash requirements or consummate future acquisitions could adversely affect our ability to pursue our strategy and could negatively affect our operations in future periods.

In February 2000, we purchased American Advanced Organics, a provider of rapid scale-up manufacturing services, for approximately $2.3 million in cash and stock. We may also be required to pay up to an additional $800,000 in the aggregate to former AAO stockholders in 2000 and 2001 based on the financial performance of AAO.

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

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "SAB 101", "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the second quarter of 2000.

Management does not expect the adoption of SAB 101 to have a material effect on the Company's financial condition or results of operations.

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

Item 2.   Changes in Securities and Use of Proceeds

          (c)  Recent Sales of Unregistered Securities.

               During the three months ended March 31, 2000, the Company issued 126,216 shares of Common Stock upon the exercise of outstanding stock options under the Company's 1992 Stock Option Plan for an aggregate exercise price of $138,879 to employees of the Company in reliance upon the exemption from registration under Rule 701 promulgated under the Securities Act. In light of the circumstances under which such shares of Common Stock were issued and information obtained by the Company in connection with such transactions, the Company believes that it may rely on such exemption.

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

Item 6.   Exhibits and Reports Filed on Form 8-K

          (a) Exhibits.

              27.1 Financial Data Schedule

          (b) Reports on Form 8-K.

              (1) On January 4, 2000, the Company filed a Current Report on Form 8-K in connection with its investment in Organichem Corporation.

              (2) On January 5, 2000, the Company filed a Current Report on Form 8-K/A amending its previous report regarding its investment in Organichem Corporation.

              (3) On March 6, 2000, the Company filed a Current Report on Form 8-K/A to include certain financial statements and pro forma financial information in the Company's previous report regarding its investment in Organichem Corporation.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ALBANY MOLECULAR RESEARCH, INC.

Date: May 15, 2000                     By:    /S/  THOMAS E. D'AMBRA, PH.D.
                                           -------------------------------------
                                           Thomas E. D'Ambra, Ph.D.
                                           Chairman and Chief Executive Officer


Date: May 15, 2000                     By:    /S/  DAVID P. WALDEK
                                           -------------------------------------
                                           David P. Waldek
                                           Treasurer and Chief Financial Officer