Form 10-Q
period 2000-06-30
ALBANY MOLECULAR RESEARCH INC
filed 2000-08-14
CIK 1065087

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

                              Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               CLASS                  OUTSTANDING AT AUGUST 10, 2000 (Pre-Split)

               -----                  ------------------------------------------
      Common Stock, $.01 par value                   14,879,648


                         ALBANY MOLECULAR RESEARCH, INC.

                                      INDEX


                                                                            PAGE

                                                                            ----

Part I.   Financial Information

          Item 1.  Condensed Consolidated Financial Statements

                   Condensed Consolidated Balance Sheets                      3
                   Condensed Consolidated Statements of Income                4
                   Condensed Consolidated Statements of Cash Flows            5
                   Notes to Unaudited Condensed Consolidated Financial
                    Statements                                                6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       10

          Item 3.  Quantitative and Qualitative Disclosures About
                   Market Risk                                               13

Part II.  Other Information

          Item 1.  Legal Proceedings                                         13

          Item 2.  Changes in Securities and Use of Proceeds                 14

          Item 4.  Submission of Matters to a Vote of Security Holders       15

          Item 6.  Exhibits and Reports on Form 8-K                          15

Signatures                                                                   16


PART I -- FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

                         ALBANY MOLECULAR RESEARCH, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      JUNE 30,    DECEMBER 31,
                                                                        2000          1999
                                                                      ---------   ------------
                                                                     (UNAUDITED)
                            ASSETS

Current assets:
   Cash and cash equivalents ......................................   $  12,292    $   3,673
   Accounts receivable, net .......................................       6,207        4,222
   Royalty income receivable ......................................       7,805        5,382
   Investment securities, available-for-sale ......................      16,911       21,172
   Inventory ......................................................       1,118        1,116
   Unbilled services ..............................................         107           76
   Prepaid expenses and other current assets ......................       1,567        3,945
                                                                      ---------    ---------
     Total current assets .........................................      46,007       39,586

Property and equipment, net .......................................      20,709       15,879

Other assets:
   Intangible assets and patents, net .............................       2,385          332
   Equity investments in unconsolidated affiliates ................      15,975       15,033
   Convertible subordinated debenture from unconsolidated affiliate      15,000       15,000
   Other assets ...................................................       2,300        2,412
                                                                      ---------    ---------
     Total other assets ...........................................      35,600       32,777
                                                                      ---------    ---------
Total assets ......................................................   $ 102,376    $  88,242
                                                                      =========    =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses ..........................   $   5,222    $   3,309
   Unearned income ................................................         830        1,480
   Current installments of long-term debt .........................          --           87
   Other current liabilities ......................................         189          278
                                                                      ---------    ---------
     Total current liabilities ....................................       6,241        5,154

Long-term liabilities:
   Long-term debt, excluding current installments .................          --          168
                                                                      ---------    ---------
Total liabilities .................................................       6,241        5,322
                                                                      ---------    ---------
Stockholders' equity:
   Common stock, $0.01 par value, 100,000,000 shares authorized,
     29,726,148 shares issued and outstanding at June 30, 2000, and
     29,187,118 shares issued and outstanding at December 31, 1999          297          292
   Additional paid-in capital .....................................      59,847       56,927
   Retained earnings ..............................................      35,996       25,716
   Accumulated other comprehensive loss ...........................          (5)         (15)
                                                                      ---------    ---------
     Total stockholders' equity ...................................      96,135       82,920
                                                                      ---------    ---------
Total liabilities and stockholders' equity ........................   $ 102,376    $  88,242
                                                                      =========    =========


SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         ALBANY MOLECULAR RESEARCH, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                      ----------------------------  ----------------------------
                                      JUNE 30, 2000  JUNE 30, 1999  JUNE 30, 2000  JUNE 30, 1999
                                      -------------  -------------  -------------  -------------

Net contract revenue ..............       $ 8,834       $ 5,145        $16,667        $ 9,732
Recurring royalties ...............         7,744         5,850         13,425         10,034
                                          -------       -------        -------        -------
   Total revenue ..................        16,578        10,995         30,092         19,766
Cost of contract revenue ..........         4,938         2,928          9,324          5,529
Technology incentive award ........           774           578          1,343            993
Research and development ..........           568           476            986            929
Selling, general and administrative         1,867         1,556          3,769          2,979
                                          -------       -------        -------        -------
   Total costs and expenses .......         8,147         5,538         15,422         10,430
                                          -------       -------        -------        -------
Income from operations ............         8,431         5,457         14,670          9,336

Equity in income of unconsolidated
     affiliates ...................           243            --            350             --
 Other income, net ................           632           481          1,345            730
                                          -------       -------        -------        -------
Income before income tax expense ..         9,306         5,938         16,365         10,066
Income tax expense ................         3,444         2,226          6,086          3,773
                                          -------       -------        -------        -------
Net income ........................       $ 5,862       $ 3,712        $10,279        $ 6,293
                                          =======       =======        =======        =======

Basic earnings per share ..........       $  0.20       $  0.14        $  0.35        $  0.24
                                          =======       =======        =======        =======
Diluted earnings per share ........       $  0.19       $  0.12        $  0.33        $  0.22
                                          =======       =======        =======        =======


SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         ALBANY MOLECULAR RESEARCH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(DOLLARS IN THOUSANDS)


                                                                      SIX MONTHS ENDED
                                                              -----------------------------
                                                              JUNE 30, 2000   JUNE 30, 1999
                                                              --------------  -------------

OPERATING ACTIVITIES
Net income .............................................        $ 10,279         $  6,293
Adjustments to reconcile net income to net cash provided
    by operating activities:

      Depreciation and amortization ....................           1,121              866
      Tax benefit of stock option exercises ............             797               --
      Provision for doubtful accounts ..................              --               65
      Equity earnings in unconsolidated affiliate ......            (350)              --
      Deferred income tax expense ......................             139              142

      (Increase) decrease in operating assets, net of
         business acquisition
         Accounts receivable ...........................          (1,886)            (716)
         Royalty income receivable .....................          (2,423)          (2,591)
         Unbilled services .............................             (31)             (54)
         Inventory, prepaid expenses and other assets ..           2,237              392
      (Decrease) increase in:
         Accounts payable and accrued expenses .........           1,822           (1,049)
         Unearned income ...............................            (650)             241
         Other current liabilities .....................             (69)             352
                                                                --------         --------
Net cash provided by operating activities ..............          10,986            3,941

INVESTING ACTIVITIES
    Proceeds from sale (purchase) of investments .......           4,261          (25,397)
    Purchase of business, net of cash acquired .........            (869)              --
    Purchases of property and equipment ................          (5,031)          (1,501)
    Payment of deposit .................................              --           (1,000)
    Payments for patent application costs ..............              (5)              (9)
    Purchase of equity in unconsolidated affiliates ....            (674)              --
                                                                --------         --------
Net cash used in investing activities ..................          (2,318)         (27,907)

FINANCING ACTIVITIES
    Principal payments on long-term debt ...............            (838)         (14,943)
    Proceeds from borrowings on long-term debt .........              --              300
    Proceeds from sale of preferred stock ..............              --               75
    Proceeds from sale of common stock .................             789           51,416
                                                                --------         --------
Net cash (used in) provided by financing activities ....             (49)          36,848

Increase in cash and cash equivalents ..................           8,619           12,882

Cash and cash equivalents at beginning of period .......           3,673            5,320
                                                                --------         --------
Cash and cash equivalents at end of period .............        $ 12,292         $ 18,202
                                                                ========         ========


SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

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

NOTE 2 -- INVESTMENT

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

In June 2000, the Company made an investment in Fluorous Technologies, Inc., a newly formed company based in Pittsburgh, Pennsylvania. Fluorous Technologies has licensed from the University of Pittsburgh several patents and pending patent applications for the use of "fluorous organic chemistry" technology for chemical synthesis, isolation and purification. Fluorous Technologies was formed to exploit the potential of this revolutionary technology in pharmaceutical drug discovery, agrochemical product development, and more environmentally friendly chemical manufacturing. The Company has invested $650,000 in Fluorous Technologies representing an initial 69.9% equity ownership. The Company's ownership interest in Fluorous Technologies is expected to be diluted to less than 50% upon the issuance of additional common stock by Fluorous Technologies. As a result of the Company's investment, a proportionate share of Fluorous Technologies earnings will be included in the Company's financial statements.

NOTE 3 -- ACQUISITION

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

NOTE 4 -- EARNINGS PER SHARE

A summary of the shares used in the calculation of earnings per share is shown below:

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                        THREE MONTHS ENDED
                                   ---------------------------------------------------------------------------------------------
                                                   JUNE 30, 2000                                    JUNE 30, 1999
                                   --------------------------------------------     --------------------------------------------
                                                      AVERAGE            PER                          AVERAGE             PER
                                                      SHARES            SHARE          NET             SHARES            SHARE
                                   NET INCOME       OUTSTANDING         AMOUNT        INCOME         OUTSTANDING         AMOUNTS
                                   ----------       -----------        --------     ----------       -----------        --------
Basic earnings per share.....      $    5,862        29,657,753        $   0.20     $    3,712        27,136,666        $   0.14

Dilutive effect of stock
options .....................              --         1,362,470              --             --         2,974,154              --
                                   ----------        ----------        --------     ----------        ----------        --------
Diluted earnings per share...      $    5,862        31,020,223        $   0.19     $    3,712        30,110,820        $   0.12
                                   ==========        ==========        ========     ==========        ==========        ========


                                                                         SIX MONTHS ENDED
                                   ---------------------------------------------------------------------------------------------
                                                   JUNE 30, 2000                                    JUNE 30, 1999
                                   --------------------------------------------     --------------------------------------------
                                                      AVERAGE            PER                          AVERAGE             PER
                                                      SHARES            SHARE          NET             SHARES            SHARE
                                   NET INCOME       OUTSTANDING         AMOUNT        INCOME         OUTSTANDING         AMOUNTS
                                   ----------       -----------        --------     ----------       -----------        --------

Basic earnings per share .....     $   10,279        29,589,750        $   0.35     $    6,293        25,907,568        $   0.24

Dilutive effect of stock
options and grants ...........             --         1,454,858              --             --         2,839,682              --
                                   ----------        ----------        --------     ----------        ----------        --------
Diluted earnings per share ...     $   10,279        31,044,608        $   0.33     $    6,293        28,747,250        $   0.22
                                   ==========        ==========        ========     ==========        ==========        ========

NOTE 5 - COMPREHENSIVE INCOME

The Company is required to report comprehensive income and its components in accordance with the provisions of the Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income."

The following table presents the components of the Company's comprehensive income for the three months ended June 30, 2000 and 1999:

(DOLLARS IN THOUSANDS)


                                                                     THREE MONTHS ENDED
                                                               ----------------------------
                                                               JUNE 30, 2000  JUNE 30, 1999
                                                               -------------  -------------

Net income ...............................................        $ 5,862        $ 3,712

Other comprehensive income (loss):
    Change in unrealized gain (loss) on available-for-sale
      securities, net of  tax benefit ....................             11             (7)
                                                                  -------        -------
         Total comprehensive income ......................        $ 5,873        $ 3,705
                                                                  =======        =======


The following table presents the components of the Company's comprehensive income for the six months ended June 30, 2000 and 1999:

(DOLLARS IN THOUSANDS)


                                                                     SIX MONTHS ENDED
                                                               ----------------------------
                                                               JUNE 30, 2000  JUNE 30, 1999
                                                               -------------  -------------

Net income ...............................................        $10,279        $ 6,293

Other comprehensive income (loss):
    Change in unrealized gain (loss) on available-for-sale
      securities, net of tax benefit .....................             10             (1)
                                                                  -------        -------
         Total comprehensive income ......................        $10,289        $ 6,292
                                                                  =======        =======


NOTE 6 - FINANCIAL INFORMATION BY CUSTOMER CONCENTRATION AND GEOGRAPHIC AREA

Net contract revenue from the Company's three largest customers represented approximately 22%, 14% and 10% of total consolidated net contract revenue for the three months ended June 30, 2000, and 20%, 12% and 11% of total consolidated net contract revenue for the three months ended June 30, 1999. Net contract revenue from the Company's three largest customers represented approximately 23%, 14% and 9% of total consolidated net contract revenue for the six months ended June 30, 2000, and 20%, 12% and 11% of total consolidated net contract revenue for the six months ended June 30, 1999.

The Company's net contract revenue for the three months ended June 30, 2000 and 1999 and the six months ended June 30, 2000 and 1999 was recognized from customers in the following geographic regions:


                         THREE MONTHS ENDED            SIX MONTHS ENDED
                   ----------------------------  ----------------------------
                   JUNE 30, 2000  JUNE 30, 1999  JUNE 30, 2000  JUNE 30, 1999
                   -------------  -------------  -------------  -------------

United States...        88%             85%            90%           84%
Europe .........        10%             15%             9%           16%
Other ..........         2%             --              1%           --
                       ---             ---            ---           ---
Total ..........       100%            100%           100%          100%
                       ===             ===            ===           ===


NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (as amended by SAFS No. 138) which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement was amended by SFAS No. 137 to defer the effective date to fiscal quarters of fiscal years beginning after June 15, 2000. Management does not anticipate that the adoption of this statement will have a material effect on the Company's financial statements because the Company does not presently utilize derivative instruments or engage in hedging activities.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "SAB 101", "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of 2000. Management does not expect the adoption of SAB 101 to have a material effect on the Company's financial condition or results of operations.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

NOTE 8 - SUBSEQUENT EVENT

On August 7, 2000 the Company announced that its Board of Directors approved a two-for-one stock split of the Company's outstanding shares of common stock. The stock split entitles each stockholder of record at the close of business on August 8, 2000, to receive a stock dividend of one additional share for every share of Albany Molecular Research, Inc. Common Stock held on that date. The additional shares resulting from the stock split will be distributed by the Company's transfer agent on August 24, 2000. The Company currently has approximately 14.9 million shares outstanding. Upon completion of the split, the number will increase to approximately 29.8 million shares. All per share data in the accompanying financial statements has been retroactively restated to reflect the two-for-one stock split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following discussion of our results of operations and financial condition should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the Notes thereto included within this report. This Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our actual results could differ materially from those contained in the forward-looking statements and therefore, prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ from those discussed in the forward-looking statements as a result of various factors, including, without limitation, our ability to attract and retain experienced scientists, a decline in the use of our services by pharmaceutical and biotechnology companies, the loss of a major customer, the continuation of royalties from our Allegra(TM)/Telfast license agreement with Aventis S.A., our ability to produce proprietary technology, to protect our intellectual property and to license technologies from others, and our ability to manage our growth, as well as the factors set forth under the caption "Risk Factors and Certain Factors Affecting Forward-Looking Statements," in our Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000, the discussion set forth below and the matters set forth in this Form 10-Q generally.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE
  MONTHS ENDED JUNE 30, 1999

REVENUES

NET CONTRACT REVENUE. Net contract revenue consists primarily of fees earned under contracts with third party customers, net of reimbursed expenses. Reimbursed expenses consist of laboratory supplies, chemicals and other costs reimbursed by customers and, in accordance with industry practice, are netted against gross contract revenue. Reimbursed expenses vary from contract to contract. Accordingly, we view net contract revenue as our primary measure of revenue growth rather than licensing fees and royalties, which are dependent upon our licensee's sales. Net contract revenue for the second quarter of 2000 increased 71.7% to $8.8 million, compared to $5.1 million for the same period in 1999. This increase was due principally to our performance of a greater number of projects under contract, primarily for medicinal chemistry and chemical development services, which was facilitated through an increase in the number of scientific staff to 189 as of June 30, 2000, from 124 as of June 30, 1999.

RECURRING ROYALTY REVENUE. Recurring royalty revenue consists of royalties from Aventis under a license agreement based on sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere. Royalty payments are due within 45 days after the end of a calendar quarter and are determined based on sales in such quarter. Royalty revenue for the second quarter of 2000 increased 32.4% to $7.7 million, compared to $5.9 million in 1999. The increase was attributable to increased sales of fexofenadine HCl by the licensee.

TOTAL REVENUE. Total revenue consists of net contract revenue and recurring royalty revenue. Total revenue for the second quarter of 2000 increased 50.8% to $16.6 million, compared to $11.0 million for the same period in 1999.

COSTS AND EXPENSES

COST OF CONTRACT REVENUE. Our cost of contract revenue, from which we derive gross profit from net contract revenue, consists primarily of compensation and associated fringe benefits for employees and other direct project related costs. Cost of contract revenue increased 68.7% to $4.9 million in the second quarter of 2000 from $2.9 million for the same period in 1999. Our net contract revenue margin increased to 44.1% in the second quarter of 2000 from 43.1% for the same period in 1999, primarily from higher rates generated from our contract services.

TECHNOLOGY INCENTIVE AWARD. We maintain a Technology Development Incentive Plan, the purpose of which is to stimulate and encourage novel innovative technology development, which allows eligible participants to share in awards based on a percentage of the net revenue earned by us relating to patented technology with respect to which the eligible participant is named as an inventor. The technology incentive award expense incurred under our Technology Development Incentive

Plan increased 34.0% to $774,000 in the second quarter of 2000 compared to $578,000 for the same period in 1999. The increase was directly attributable to the increase in royalty revenue.

RESEARCH AND DEVELOPMENT. Research and development expense consists of payments in connection with collaborations with academic institutions, compensation and benefits for scientific personnel for work performed on proprietary research projects and costs of supplies and related chemicals. Research and development expense increased 19.3% to $568,000 for the second quarter of 2000 compared to $476,000 for the same period in 1999. The increase was due primarily to an increase in internally-funded research efforts.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense consists of compensation and related fringe benefits for marketing and administrative employees, professional services, marketing costs and all costs related to facilities and information services. Selling, general and administrative expenses increased 20.0% to $1.9 million for the second quarter of 2000 from $1.6 million for the corresponding period of 1999. The dollar increase was primarily attributable to an increase in administrative and marketing staffing to support the expansion of our operations, and an increase in expenses related to recruitment of scientists. Selling, general and administrative expenses represented 21.1% of net contract revenue in the second quarter of 2000 as compared to 30.2% in the second quarter of 1999.

TOTAL COSTS AND EXPENSES. Total costs and expenses consists of cost of contract revenue, technology incentive awards, research and development expense, and selling, general and administrative expenses. Total costs and expenses for the second quarter of 2000 increased 47.1% to $8.1 million, compared to $5.5 million for the same period in 1999.

INCOME TAX EXPENSE. Income tax expense increased to $3.4 million during the second quarter of 2000 from $2.2 million in the second quarter of 1999. The effective rate for our provision for income taxes was 38.0% in the second quarter of 2000 and 37.5% for the same period in 1999.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS
  ENDED JUNE 30, 1999

REVENUES

NET CONTRACT REVENUE. Net contract revenue for the six months ending June 30, 2000 increased 71.3% to $16.7 million, compared to $9.7 million for the same period in 1999. This increase was due principally to our performance of a greater number of projects under contract, primarily for medicinal chemistry and chemical development services, which was facilitated through an increase in the number of scientific staff to 189 as of June 30, 2000, from 124 as of June 30, 1999.

RECURRING ROYALTY REVENUE. Royalty revenue for the six months ending June 30, 2000 increased 33.8% to $13.4 million, compared to $10.0 million in 1999. The increase was attributable to increased sales of fexofenadine HCl by Aventis.

TOTAL REVENUE. Total revenue for the first six months of 2000 increased 52.2% to $30.1 million, compared to $19.8 million for the same period in 1999.

COSTS AND EXPENSES

COST OF CONTRACT REVENUE. Cost of contract revenue increased 68.6% to $9.3 million in the six months ending June 30, 2000 from $5.5 million for the same period in 1999. Our net contract revenue margin increased to 44.1% in the six months ending June 30, 2000 from 43.2% for the same period in 1999, primarily from higher fees generated from our contract services.

TECHNOLOGY INCENTIVE AWARD. The technology incentive award expense incurred under our Technology Development Incentive Plan increased 35.3% to $1.3 million in the six months ending June 30, 2000 compared to $993,000 for the same period in 1999. The increase was directly attributable to the increase in royalty revenue.

RESEARCH AND DEVELOPMENT. Research and development expense increased 6.1% to $986,000 for the six months ending June 30, 2000 compared to $929,000 for the same period in 1999. The increase was due primarily to an increase in internally funded research efforts.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 26.5% to $3.8 million for the six months ending June 30, 2000 from $3.0 million for the corresponding period of 1999. The increase was primarily attributable to an increase in administrative and marketing staffing to support the expansion of our operations, an increase in expenses related to recruitment of scientists and certain costs associated with becoming a publicly-traded company. Selling, general and administrative expenses represented 22.6% of net contract revenue in the six months ending June 30, 2000 as compared to 30.6% in the same period in 1999.

TOTAL COSTS AND EXPENSES. Total costs and expenses for the first six months of 2000 increased 47.9% to $15.4 million, compared to $10.4 million for the same period in 1999.

INCOME TAX EXPENSE. Income tax expense increased to $6.1 million during the six months ending June 30, 2000 from $3.8 million in the same period of 1999. The effective rate for our provision for income taxes was 38.0% in the six months ending June 30, 2000 and 37.5% for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities. During the first six months of 2000, we generated cash of $11.0 million from operating activities, of which approximately $900,000 was used in the acquisition of American Advanced Organics, $650,000 was used to acquire an equity interest in Fluorous Technologies, Inc. and approximately $5.0 million was used in expansion-related projects. During the first six months of 2000, we used $50,000 for financing activities, consisting of $840,000 in payments on outstanding debt offset by cash generated of approximately $790,000 from the exercise of stock options for common stock and the sale of common stock under the Employee Stock Purchase Plan. Working capital was approximately $39.8 million at June 30, 2000 as compared to $34.4 million as of December 31, 1999. We have available a $25 million credit facility to supplement our liquidity needs. There were no borrowings under this credit facility at June 30, 2000.

We continue to expand our operations at our Rensselaer, New York site. This expansion will accommodate additional medicinal chemistry and chemical development laboratories. The total construction and equipment cost of this expansion is estimated to be $7.0 million to $9.0 million, payable over approximately 18 to 24 months. We have received initial approval of over $2.0 million in state grants to assist in funding the expansion. We expect to fund the remaining cost of the expansion through cash on hand, funds from operations, and, if necessary, our credit facility.

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

In June 2000, the Company made an investment in Fluorous Technologies, Inc., a newly formed company based in Pittsburgh, PA. Fluorous Technologies has licensed from the University of Pittsburgh several patents and pending patent applications for the use of "fluorous organic chemistry" technology for chemical synthesis, isolation and purification. Fluorous Technologies was formed to exploit the potential of this revolutionary technology in pharmaceutical drug discovery, agrochemical product development, and more environmentally friendly chemical manufacturing. The Company has invested $650,000 in Fluorous Technologies representing an initial 69.9% ownership interest. The

Company's ownership interest in Fluorous Technologies is expected to be diluted to less than 50% upon the issuance of additional common stock by Fluorous Technologies. As a result of the Company's investment, a proportionate share of Fluorous Technologies earnings will be included in the Company's financial statements.

On August 7, 2000 the Company announced that its Board of Directors has approved a two-for-one stock split of the Company's outstanding shares of common stock. The stock split entitles each stockholder of record at the close of business on August 8, 2000, to receive a stock dividend of one additional share for every share of Albany Molecular Research, Inc. Common Stock held on that date. The additional shares resulting from the stock split will be distributed by the Company's transfer agent on August 24, 2000. The Company currently has approximately 14.9 million shares outstanding. Upon completion of the split, the number will increase to approximately 29.8 million shares.

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

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "SAB 101", "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of 2000. Management does not expect the adoption of SAB 101 to have a material effect on the Company's financial condition or results of operations.

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

Item 2.   Changes in Securities and Use of Proceeds

          (c)  Recent Sales of Unregistered Securities.

               During the three months ended June 30, 2000, the Company issued 101,509 shares of Common Stock upon the exercise of outstanding stock options under the Company's 1992 Stock Option Plan for an aggregate exercise price of $389,339 to employees of the Company in reliance upon the exemption from registration under Rule 701 promulgated under the Securities Act. In light of the circumstances under which such shares of Common Stock were issued and information obtained by the Company in connection with such transactions, the Company believes that it may rely on such exemption.

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

                    (vii) The Company used the net proceeds as follows: (i) approximately $7.9 million was used to repay indebtedness incurred in connection with the repurchase by the Company on October 28, 1998 of a total of 1,131,903 shares of Common Stock from the Company's former chief financial officer and a trust for the benefit of his family for an aggregate purchase price of approximately $9.9 million (the "Share Repurchase"); (ii) approximately $5.0 million was used to repay a portion of the Company's outstanding indebtedness under its existing credit facility with Fleet Bank, N.A., including fees and accrued and unpaid interest; (iii) approximately $30 million was used for the purchase of common stock and convertible subordinated debentures of Organichem Corporation; (iv) approximately $650,000 was used for the purchase of common stock of Fluorous Technologies; (v) approximately $900,000 was used in the acquisition of American Advanced Organics; (vi) approximately $150,000 was used to repay capital lease obligations and (vii) approximately $6.8 million was used for renovation and construction related to the expansion of our facilities. Other than in connection with the Share Repurchase, no such payments were made to (i) any of the Company's directors, officers, general partners or their associates, (ii) any person(s) owning 10% or more of any class of equity securities of the Company or
                           (iii) the Company's affiliates.

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


                                            Votes                Votes
                                           Cast For           Withheld From
                                          ----------          -------------
          Donald E. Kuhla, Ph.D.            12,824,984         1,068,742
          Kevin O'Connor                    13,787,029           106,694


Item 6.   Exhibits and Reports Filed on Form 8-K

          (a)  Exhibits.

               27.1 Financial Data Schedule

          (b)  Reports on Form 8-K.

               (1) On April 10, 2000, the Company filed a Current Report on Form 8-K in connection with its dismissal of KPMG LLP and engagement of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending December 31, 2000.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ALBANY MOLECULAR RESEARCH, INC.



Date: August 14, 2000                  By:    /s/  Thomas E. D'Ambra, Ph.D.
                                           -------------------------------------
                                           Thomas E. D'Ambra, Ph.D.
                                           Chairman and Chief Executive Officer



Date: August 14, 2000                  By:    /s/  David P. Waldek
                                           -------------------------------------
                                           David P. Waldek
                                           Treasurer and Chief Financial Officer