Form 10-Q
period 2000-09-30
ALBANY MOLECULAR RESEARCH INC
filed 2000-11-14
CIK 1065087

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q

 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                              Yes      [X]      No        [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             CLASS                           OUTSTANDING AT NOVEMBER 6, 2000
  Common Stock, $.01 par value                          32,767,952

                         ALBANY MOLECULAR RESEARCH, INC.

                                      INDEX


                                                                                                        PAGE
Part I.    Financial Information

           Item 1.       Condensed Consolidated Financial Statements

                         Condensed Consolidated Balance Sheets                                            3
                         Condensed Consolidated Statements of Income                                      4
                         Condensed Consolidated Statements of Cash Flows                                  5
                         Notes to Unaudited Condensed Consolidated Financial Statements                   6

           Item 2.       Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                                             10

           Item 3.       Quantitative and Qualitative Disclosures About
                         Market Risk                                                                     13

Part II.   Other Information

           Item 1.       Legal Proceedings                                                               13

           Item 6.       Exhibits and Reports on Form 8-K                                                14

Signatures                                                                                               15

PART I. -- FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

                         ALBANY MOLECULAR RESEARCH, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                         SEPTEMBER 30,              DECEMBER 31,
                                                                             2000                       1999
                                                                        ----------------          -----------------
                                                                          (UNAUDITED)
                              ASSETS

Current assets:

   Cash and cash equivalents                                                  $16,589                      $3,673
   Accounts receivable, net                                                     7,481                       4,222
   Royalty income receivable                                                    7,400                       5,382
   Investment securities, available-for-sale                                   14,743                      21,172
   Inventory                                                                    1,389                       1,116
   Unbilled services                                                               36                          76
   Prepaid expenses and other current assets                                    1,977                       3,945
                                                                        ----------------          -----------------
     Total current assets                                                      49,615                      39,586

Property and equipment, net                                                    24,387                      15,879

Other assets:
   Intangible assets and patents, net                                           2,372                         332
   Equity investments in unconsolidated affiliates                             15,929                      15,033
   Convertible subordinated debenture from unconsolidated affiliate            15,000                      15,000
   Other assets                                                                 2,284                       2,412
                                                                        ----------------          -----------------
     Total other assets                                                        35,585                      32,777
                                                                        ----------------          -----------------
Total assets                                                                 $109,587                    $ 88,242
                                                                        ================          =================

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable and accrued expenses                                       $6,300                      $3,309
   Unearned income                                                                781                       1,480
   Current installments of long-term debt                                           -                          87
   Other current liabilities                                                      205                         278
                                                                        ----------------          -----------------
     Total current liabilities                                                  7,286                       5,154
Long-term liabilities:
   Long-term debt, excluding current installments                                   -                         168
                                                                        ----------------          -----------------
Total liabilities                                                               7,286                       5,322
                                                                        ----------------          -----------------

Stockholders' equity:
   Common stock, $0.01 par value, 50,000,000 shares authorized,
     29,764,046 shares issued and outstanding at September 30,
     2000, and 29,187,118 shares issued and outstanding at
     December 31, 1999                                                            297                         292
   Additional paid-in capital                                                  60,164                      56,927
   Retained earnings                                                           41,822                      25,716
   Accumulated other comprehensive income (loss)                                   18                        (15)
                                                                        ----------------          -----------------
     Total stockholders' equity                                               102,301                      82,920
                                                                        ----------------          -----------------
Total liabilities and stockholders' equity                                   $109,587                     $88,242
                                                                        ================          =================


SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         ALBANY MOLECULAR RESEARCH, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      THREE MONTHS ENDED                         NINE MONTHS ENDED
                                           --------------------------------------       ----------------------------------
                                             SEPTEMBER 30,          SEPTEMBER 30,        SEPTEMBER 30,       SEPTEMBER 30,
                                                 2000                    1999                 2000               1999
                                           ---------------         --------------       --------------     ---------------
Net contract revenue                             $9,890                 $5,641              $26,557             $15,373
Recurring royalties                               7,469                  5,848               20,894              15,882
                                           ---------------         --------------       --------------     ---------------
   Total revenue                                 17,359                 11,489               47,451              31,255

Cost of contract revenue                          5,506                  3,238               14,847               8,767
Technology incentive award                          747                    585                2,089               1,578
Research and development                            513                    457                1,499               1,387
Selling, general and administrative               1,943                  1,675                5,695               4,654
                                           ---------------         --------------       --------------     ---------------
   Total costs and expenses                       8,709                  5,955               24,130              16,386
                                           ---------------         --------------       --------------     ---------------

Income from operations                            8,650                  5,534               23,321              14,869

 Equity in income of unconsolidated
     affiliates                                      28                      -                  378                 -
 Other income, net                                  702                    563                2,047               1,293
                                           ---------------         --------------       --------------     ---------------

Income before income tax expense                  9,380                  6,097               25,746              16,162

Income tax expense                                3,554                  2,282                9,640               6,055
                                           ---------------         --------------       --------------     ---------------

Net income                                       $5,826                 $3,815              $16,106             $10,107
                                           ===============         ==============       ==============     ===============

Basic earnings per share                          $0.20                  $0.14                $0.54               $0.38

Diluted earnings per share                        $0.19                  $0.13                $0.51               $0.34


SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         ALBANY MOLECULAR RESEARCH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

(DOLLARS IN THOUSANDS)


                                                                                           NINE MONTHS ENDED
                                                                               ---------------------------------------
                                                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                                                                     2000                    1999
                                                                               ---------------         ---------------
OPERATING ACTIVITIES
Net income                                                                          $16,106                 $10,107
Adjustments to reconcile net income to net cash provided by operating activities:

      Depreciation and amortization                                                   1,725                   1,305
      Tax benefit of stock option exercises                                             945                   1,361
      Provision for doubtful accounts                                                     -                     140
      Equity earnings in unconsolidated affiliate                                      (378)                      -
      Deferred income tax expense                                                       292                     337

      (Increase) decrease in operating assets, net of business acquisition
         Accounts receivable                                                         (3,160)                 (2,234)
         Royalty income receivable                                                   (2,018)                 (2,531)
         Unbilled services                                                               41                      68
         Inventory, prepaid expenses and other assets                                (1,385)                      5
      (Decrease) increase in:
         Accounts payable and accrued expenses                                        6,009                  (1,907)
         Unearned income                                                               (699)                    258
         Other current liabilities                                                     (118)                    164
                                                                               ---------------         ---------------
Net cash provided by operating activities                                            17,360                   7,073

INVESTING ACTIVITIES
      Proceeds from sale (purchase) of investments                                    6,396                 (34,044)
      Purchase of business, net of cash acquired                                       (869)
      Purchases of property and equipment                                            (9,345)                 (1,723)
      Payment of deposit                                                                 -                   (1,000)
      Payments for patent application costs                                             (60)                    (29)
      Purchase of equity in unconsolidated affiliates                                  (684)                      -
                                                                               ---------------         ---------------
Net cash used in investing activities                                                (4,562)                (36,796)

FINANCING ACTIVITIES
    Principal payments on long-term debt                                               (838)                (14,962)
    Proceeds from borrowings on long-term debt                                          -                       500
    Proceeds from sale of common stock                                                  956                  52,965
                                                                              ----------------         ---------------
Net cash provided by financing activities                                               118                  38,503

Increase in cash and cash equivalents                                                12,916                   8,780

Cash and cash equivalents at beginning of period                                      3,673                   5,320
                                                                               ---------------         ---------------

Cash and cash equivalents at end of period                                          $16,589                 $14,100
                                                                               ===============         ===============


SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and the Company's Registration Statement filed on October 5, 2000.

NOTE 2 - INVESTMENTS

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

NOTE 3 - ACQUISITION

On February 4, 2000, the Company consummated its acquisition of American Advanced Organics, Inc. (AAO) of Syracuse, New York, for approximately $2.3 million in cash and common stock of the Company. The purchase price has been allocated to the fair value of assets acquired and liabilities assumed. The net assets acquired were valued at approximately $200,000, and the excess purchase price over the net assets acquired, which approximated $2.1 million, is included in the caption "Intangible assets and patents, net". The excess purchase price is being amortized over a fifteen-year period. In addition to the $2.3 million purchase price, the former AAO stockholders may also receive future payments of up to $800,000 in the aggregate based upon AAO's financial performance as a division of the Company in 2000 and 2001. The transaction was accounted for as a purchase business combination. Accordingly, the operating results of AAO have been included in the Company's results of operations from the date of acquisition. Pro forma information has not been provided because the acquisition was immaterial.

NOTE 4 - EARNINGS PER SHARE

A summary of the shares used in the calculation of earnings per share is shown below:

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      THREE MONTHS ENDED
                               -------------------------------------------------------------------------------------------------
                                            SEPTEMBER 30, 2000                                 SEPTEMBER 30, 1999
                               ---------------------------------------------     -----------------------------------------------
                                                   AVERAGE           PER                          AVERAGE               PER
                                    NET             SHARES          SHARE           NET            SHARES              SHARE
                                  INCOME         OUTSTANDING        AMOUNT         INCOME        OUTSTANDING          AMOUNTS
                               -----------     ---------------    ----------     ----------    ---------------     -------------
Basic earnings per share           $5,826          29,756,425        $ 0.20         $3,815         27,686,172             $0.14

Dilutive effect of stock
options                                --           1,616,534            --             --          2,676,556                --
                               -----------     ---------------                   ----------    ---------------

Diluted earnings per share        $ 5,826          31,372,959        $ 0.19         $3,815         30,362,728             $0.13
                               ===========     ===============                   ==========    ===============


                                                                      NINE MONTHS ENDED
                               -------------------------------------------------------------------------------------------------
                                            SEPTEMBER 30, 2000                                 SEPTEMBER 30, 1999
                               ---------------------------------------------     -----------------------------------------------
                                                  AVERAGE            PER                          AVERAGE              PER
                                    NET            SHARES           SHARE           NET            SHARES             SHARE
                                  INCOME         OUTSTANDING        AMOUNT         INCOME        OUTSTANDING          AMOUNTS
                               -----------     ---------------    ----------     ----------    ---------------     -------------
Basic earnings per share         $ 16,106          29,709,360        $ 0.54        $10,107         26,543,490             $0.38

Dilutive effect of stock
options and grants                     --           1,646,774            --             --          2,814,740                --
                               -----------     ---------------                   ----------    ---------------
Diluted earnings per share       $ 16,106          31,356,134        $ 0.51       $ 10,107         29,358,230             $0.34
                               ===========     ===============                   ==========    ===============

NOTE 5 - COMPREHENSIVE INCOME

The Company is required to report comprehensive income and its components in accordance with the provisions of the Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income."

The following table presents the components of the Company's comprehensive income for the three months ended September 30, 2000 and 1999:


(DOLLARS IN THOUSANDS)

                                                                                           THREE MONTHS ENDED
                                                                                  --------------------------------------
                                                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                                                       2000                  1999
                                                                                  ----------------      ----------------
Net income                                                                                 $5,826                $3,815

Other comprehensive income

    Change in unrealized gain on available-for-sale securities, net of tax
        benefit                                                                                23                    19
                                                                                  ----------------      ----------------
         Total comprehensive income                                                        $5,849                $3,834
                                                                                  ================      ================


The following table presents the components of the Company's comprehensive income for the nine months ended September 30, 2000 and 1999:


(DOLLARS IN THOUSANDS)

                                                                                            NINE MONTHS ENDED
                                                                                  --------------------------------------
                                                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                                                       2000                  1999
                                                                                  ----------------      ----------------
Net income                                                                                $16,106               $10,107

Other comprehensive income (loss):

    Change in unrealized gain (loss) on available-for-sale securities, net of
        tax benefit                                                                            33                  (80)
                                                                                  ----------------      ----------------
         Total comprehensive income                                                       $16,139               $10,027
                                                                                  ================      ================


NOTE 6 - FINANCIAL INFORMATION BY CUSTOMER CONCENTRATION AND GEOGRAPHIC AREA

Net contract revenue from the Company's three largest customers represented approximately 22%, 17% and 13% of total consolidated net contract revenue for the three months ended September 30, 2000, and approximately 26%, 11% and 10% of total consolidated net contract revenue for the three months ended September 30, 1999. Net contract revenue from the Company's three largest customers represented approximately 22%, 13% and 11% of total consolidated net contract revenue for the nine months ended September 30, 2000, and approximately 22%, 11% and 10% of total consolidated net contract revenue for the nine months ended September 30, 1999.

The Company's net contract revenue for the three months ended September 30, 2000 and 1999 and the nine months ended September 30, 2000 and 1999 was recognized from customers in the following geographic regions:


                                  THREE MONTHS ENDED                                  NINE MONTHS ENDED
                    ------------------------------------------------    ----------------------------------------------
                     SEPTEMBER 30, 2000        SEPTEMBER 30, 1999        SEPTEMBER 30, 2000       SEPTEMBER 30, 1999
                    ----------------------    ----------------------    ---------------------     --------------------
   United States             95%                       89%                       92%                      90%
   Europe                     3%                       11%                        6%                      10%
   Other                      2%                       --                         2%                      --
                    ----------------------    ----------------------    ---------------------     --------------------
   Total                    100%                      100%                      100%                     100%
                    ======================    ======================    =====================     ====================

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

In September 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (as amended by SAFS No. 138) which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement was amended by SFAS No. 137 to defer the effective date to fiscal quarters of fiscal years beginning after September 15, 2000. Management does not anticipate that the adoption of this statement will have a material effect on the Company's financial statements because the Company does not presently utilize derivative instruments or engage in hedging activities.

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

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company has applied the applicable provisions of FIN 44.

NOTE 8 - SUBSEQUENT EVENT

On October 5, 2000 the Company completed a follow-on public offering of its common stock. The Company sold 3,000,000 shares of common stock at an offering price of $42.25. Net proceeds, after the underwriters discount and offering expenses, were approximately $119 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following discussion of our results of operations and financial condition should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the Notes thereto included within this report. This Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our actual results could differ materially from those contained in the forward-looking statements and therefore, prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ from those discussed in the forward-looking statements as a result of various factors, including, without limitation, our ability to attract and retain experienced scientists, a decline in the use of our services by pharmaceutical and biotechnology companies, the loss of a major customer, the continuation of royalties from our Allegra-TM-/Telfast license agreement with Aventis S.A., our ability to produce proprietary technology, to protect our intellectual property and to license technologies from others, and our ability to manage our growth, as well as the factors set forth under the caption "Risk Factors and Certain Factors Affecting Forward-Looking Statements," in our Registration Statement on Form S-3, filed with the Securities and Exchange Commission on October 5, 2000, the discussion set forth below and the matters set forth in this Form 10-Q generally.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

NET CONTRACT REVENUE. Net contract revenue consists primarily of fees earned under contracts with third party customers, net of reimbursed expenses. Reimbursed expenses consist of laboratory supplies, chemicals and other costs reimbursed by customers and, in accordance with industry practice, are netted against gross contract revenue. Reimbursed expenses vary from contract to contract. Accordingly, we view net contract revenue as our primary measure of revenue growth rather than licensing fees and royalties, which are dependent upon our licensee's sales. Net contract revenue for the third quarter of 2000 increased 75.3% to $9.9 million, compared to $5.6 million for the same period in 1999. This increase was due principally to a greater number of projects under contract, primarily for medicinal chemistry and chemical development services, which was facilitated through an increase in the number of scientific staff to 208 as of September 30, 2000, from 137 as of September 30, 1999.

RECURRING ROYALTY REVENUE. Recurring royalty revenue consists of royalties from Aventis under a license agreement based on sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere. Royalty payments are due within 45 days after the end of a calendar quarter and are determined based on sales in that quarter. Royalty revenue for the third quarter of 2000 increased 27.7% to $7.5 million, compared to $5.8 million in 1999. The increase was attributable to increased sales of fexofenadine HCl by Aventis.

TOTAL REVENUE. Total revenue consists of net contract revenue and recurring royalty revenue. Total revenue for the third quarter of 2000 increased 51.1% to $17.4 million, compared to $11.5 million for the same period in 1999.

COSTS AND EXPENSES

COST OF CONTRACT REVENUE. Our cost of contract revenue, from which we derive gross profit from net contract revenue, consists primarily of compensation and associated fringe benefits for employees and other direct project related costs. Cost of contract revenue increased 70.0% to $5.5 million in the third quarter of 2000 from $3.2 million for the same period in 1999. Our net contract revenue margin increased to 44.3% in the third quarter of 2000 from 42.6% for the same period in 1999, primarily from higher fees generated from our contract services and leveraging our fixed overhead costs.

TECHNOLOGY INCENTIVE AWARD. We maintain a Technology Development Incentive Plan, the purpose of which is to stimulate and encourage novel innovative technology development by our employees. This plan allows eligible participants to share in a percentage of the net revenue earned by us relating to patented technology with respect to which the eligible participant is named as an inventor. The technology incentive award expense incurred under our Technology Development Incentive Plan increased 27.7% to $747,000 in the third quarter of 2000 compared to $585,000 for the same period in 1999. The increase was directly attributable to the increase in recurring royalties.

RESEARCH AND DEVELOPMENT. Research and development expense consists of payments in connection with collaborations with academic institutions, compensation and benefits for scientific personnel for work performed on proprietary research projects and costs of supplies and related chemicals. Research and development expense increased 12.3% to $513,000 for the third quarter of 2000 compared to $457,000 for the same period in 1999. The increase was due primarily to an increase in internally-funded research efforts.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense consists of compensation and related fringe benefits for marketing and administrative employees, professional services, marketing costs and all costs related to facilities and information services. Selling, general and administrative expenses increased 16.0% to $1.9 million for the third quarter of 2000 from $1.7 million for the corresponding period of 1999. The dollar increase was primarily attributable to an increase in administrative and marketing staffing to support the expansion of our operations, and an increase in expenses related to recruitment of scientists. Selling, general and administrative expenses represented 19.6% of net contract revenue in the third quarter of 2000 as compared to 29.7% in the third quarter of 1999.

TOTAL COSTS AND EXPENSES. Total costs and expenses consists of cost of contract revenue, technology incentive awards, research and development expense, and selling, general and administrative expenses. Total costs and expenses for the third quarter of 2000 increased 46.2% to $8.7 million, compared to $6.0 million for the same period in 1999.

INCOME TAX EXPENSE. Income tax expense increased to $3.6 million during the third quarter of 2000 from $2.3 million in the third quarter of 1999. The effective rate for our provision for income taxes was 38.0% in the third quarter of 2000 and 37.4% for the same period in 1999.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

NET CONTRACT REVENUE. Net contract revenue for the nine months ended September 30, 2000 increased 72.8% to $26.6 million, compared to $15.4 million for the same period in 1999. This increase was due principally to a greater number of projects under contract, primarily for medicinal chemistry and chemical development services, which was facilitated through an increase in the number of scientific staff to 208 as of September 30, 2000, from 137 as of September 30, 1999.

RECURRING ROYALTY REVENUE. Royalty revenue for the nine months ended September 30, 2000 increased 31.6% to $20.9 million, compared to $15.9 million in 1999. The increase was attributable to increased sales of fexofenadine HCl by Aventis.

TOTAL REVENUE. Total revenue for the first nine months of 2000 increased 51.8% to $47.5 million, compared to $31.3 million for the same period in 1999.

COSTS AND EXPENSES

COST OF CONTRACT REVENUE. Cost of contract revenue increased 69.4% to $14.8 million in the nine months ended September 30, 2000 from $8.8 million for the same period in 1999. Our net contract revenue margin increased to 44.1% in the nine months ended September 30, 2000 from 43.0% for the same period in 1999, primarily from higher fees generated from our contract services.

TECHNOLOGY INCENTIVE AWARD. The technology incentive award expense incurred under our Technology Development Incentive Plan increased 32.4% to $2.1 million in the nine months ended September 30, 2000 compared to $1.6 million for the same period in 1999. The increase was directly attributable to the increase in recurring royalties.

RESEARCH AND DEVELOPMENT. Research and development expense increased 8.1% to $1.5 million for the nine months ended September 30, 2000 compared to $1.4 million for the same period in 1999. The increase was due primarily to an increase in internally funded research efforts.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 22.4% to $5.7 million for the nine months ending September 30, 2000 from $4.7 million for the corresponding period of 1999. The increase was primarily attributable to an increase in administrative and marketing staffing to support the expansion of our operations, an increase in expenses related to recruitment of scientists and certain costs associated with becoming a publicly-traded company. Selling, general and administrative expenses represented 21.4% of net contract revenue in the nine months ending September 30, 2000 as compared to 30.3% in the same period in 1999.

TOTAL COSTS AND EXPENSES. Total costs and expenses for the first nine months of 2000 increased 47.3% to $24.1 million, compared to $16.4 million for the same period in 1999.

INCOME TAX EXPENSE. Income tax expense increased to $9.6 million during the nine months ending September 30, 2000 from $6.1 million in the same period of 1999. The effective rate for our provision for income taxes was 38.0% in the nine months ending September 30, 2000 and 37.5% for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities. During the first nine months of 2000, we generated cash of $17.4 million from operating activities, of which approximately $869,000 was used in the acquisition of American Advanced Organics, $650,000 was used to acquire an equity interest in Fluorous Technologies, Inc. and approximately $9.3 million was used in expansion-related projects, including the purchase of a building in Syracuse, New York for $1.0 million. During the first nine months of 2000, we generated $118,000 from financing activities, consisting of $838,000 in payments on outstanding debt offset by cash generated of approximately $956,000 from the exercise of stock options for common stock and the sale of common stock under the Employee Stock Purchase Plan. Working capital was approximately $42.3 million at September 30, 2000 as compared to $34.4 million as of December 31, 1999. We have available a $25 million credit facility to supplement our liquidity needs. There were no borrowings under this credit facility at September 30, 2000. Additionally, in October 2000 we completed a secondary offering from which we raised approximately $119 million, net of offering costs.

We continue to expand our operations at our Rensselaer, New York site. This expansion will accommodate additional medicinal chemistry and chemical development laboratories. The total construction and equipment cost of this expansion is estimated to be $7.0 million to $9.0 million, payable over approximately 18 to 24 months. We have received initial approval of over $2.0 million in state grants to assist in funding the expansion. We will begin the renovation and reconstruction of our new facility in Syracuse, New York in the fourth quarter of 2000 and expect to complete the facility in the second half of 2000. The total construction and equipment cost of this expansion is estimated to be $4.5 million to $5.5 million. We expect to fund the remaining cost of the expansion through cash on hand, funds from operations, and, if necessary, our credit facility.

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

In September 2000, we made an investment in Fluorous Technologies, Inc., a newly formed company based in Pittsburgh, PA. Fluorous Technologies has licensed from the University of Pittsburgh several patents and pending patent applications for the use of "fluorous organic chemistry" technology for chemical synthesis, isolation and purification. Fluorous Technologies was formed to exploit the potential of this revolutionary technology in pharmaceutical drug discovery, agrochemical product development, and more environmentally friendly chemical manufacturing. We have invested $650,000 in Fluorous Technologies representing an initial 69.9% ownership interest. Our ownership interest in Fluorous Technologies is expected to be diluted to less than 50% upon the issuance of additional common stock by Fluorous Technologies. As a result of our investment, a proportionate share of Fluorous Technologies earnings will be included in the Company's financial statements.

On August 7, 2000 our Board of Directors approved a two-for-one stock split of the Company's outstanding shares of common stock. The stock split entitled each stockholder of record at the close of business on August 8, 2000, to receive a stock dividend of one additional share for every share of common stock held on that date. The additional shares resulting from the stock split were distributed on August 24, 2000. As a result of the split, the number of outstanding shares of our common stock increased to approximately 29.8 million shares as of September 1, 2000.

In September 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement was amended by SFAS No. 137 to defer the effective date to fiscal quarters of fiscal years beginning after September 15, 2000. Management does not anticipate that the adoption of this statement will have a material effect on our financial statements because we do not presently utilize derivative instruments or engage in hedging activities.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "SAB 101", "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We are required to adopt SAB 101 in the fourth quarter of 2000. Management does not expect the adoption of SAB 101 to have a material effect on our financial condition or results of operations.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. We have applied the applicable provisions of FIN 44.

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

         None

                                      SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ALBANY MOLECULAR RESEARCH, INC.

Date: November 13, 2000           By:     /s/ Thomas E. D'Ambra, Ph.D.
                                       -----------------------------------------
                                       Thomas E. D'Ambra, Ph.D.
                                       Chairman and Chief Executive Officer


Date: November 13, 2000           By:     /s/ David P. Waldek
                                       -----------------------------------------
                                       David P. Waldek
                                       Treasurer and Chief Financial Officer