Form 10-K
period 2000-12-31
ALBANY MOLECULAR RESEARCH INC
filed 2001-04-02
CIK 1065087

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                           --------------------------

                                   FORM 10-K
                                ----------------

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                    OR
  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                        COMMISSION FILE NUMBER: 0-25323
                             ---------------------

                        ALBANY MOLECULAR RESEARCH, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                  DELAWARE                             14-1742717
      (State or Other Jurisdiction of               (I.R.S. Employer
       Incorporation or Organization)              Identification No.)
    21 CORPORATE CIRCLE, P.O. BOX 15098
              ALBANY, NEW YORK                         12212-5098
  (Address of Principal Executive Offices)             (Zip Code)

       Registrant's telephone number, including area code: (518) 464-0279
                           --------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                            Name of Each Exchange on
        Title of Each Class                     Which Registered
                                  NONE.

          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on March 15, 2001 was approximately
$545.3 million based upon the closing price per share of the Registrant's Common Stock as reported on the Nasdaq National Market on March 15, 2001. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2001, there were 32,950,967 outstanding shares of the Registrant's Common Stock.
                           --------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into Part III of this Report on Form 10-K:

(1) The Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 22, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        ALBANY MOLECULAR RESEARCH, INC.
                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                                                                        PAGE NO.
                                                                        --------
                                    Part I.

Cautionary Note Regarding Forward Looking Statements..................      2

Item 1.   Business....................................................      7

Item 2.   Properties..................................................     16

Item 3.   Legal Proceedings...........................................     16

Item 4.   Submission of Matters to a Vote of Security Holders.........     16

                                   Part II.

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................     17

Item 6.   Selected Financial Data.....................................     18

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     19

Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................     24

Item 8.   Financial Statements and Supplementary Data.................     26

Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     55

                                   Part III.

Item 10.  Directors and Executive Officers of the Registrant..........     55

Item 11.  Executive Compensation......................................     55

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     55

Item 13.  Certain Relationships and Related Transactions..............     55

                                   Part IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K....................................................     55

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

     RISK FACTORS AND CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

    The following factors should be considered carefully in addition to the other information in this Form 10-K. Except as mentioned under "Quantitative and Qualitative Disclosure About Market Risk" and except for the historical information contained herein, the discussion contained in this Form 10-K contains "forward-looking statements," within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, that involve risk and uncertainties. The Company's actual results could differ materially from those discussed in this Form 10-K. Important factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere herein.

WE MAY NOT BE ABLE TO RECRUIT AND RETAIN THE HIGHLY SKILLED EMPLOYEES WE NEED.

    Our future growth and profitability depends upon the research and efforts of our highly skilled employees, such as our scientists, and their ability to keep pace with changes in drug discovery and development technologies. We believe that there is a shortage of scientists, and we compete vigorously with pharmaceutical firms, biotechnology firms, contract research firms, and academic and research institutions to recruit scientists. If we cannot recruit and retain scientists and other highly skilled employees, we will not be able to continue our existing services and will not be able to expand the services we offer to our customers.

PHARMACEUTICAL AND BIOTECHNOLOGY COMPANIES MAY DISCONTINUE OR DECREASE THEIR USAGE OF OUR SERVICES.

    We depend on pharmaceutical and biotechnology companies that use our services for a large portion of our revenues. Although there is a trend among pharmaceutical and biotechnology companies to outsource drug research and development functions, this trend may not continue. If pharmaceutical and biotechnology companies discontinue or decrease their usage of our services, including as a result of the slowdown in the overall United States economy, our revenues and earnings could be lower than we expect and our revenues may decrease or not grow at historical rates.

WE MAY LOSE ONE OR MORE OF OUR MAJOR CUSTOMERS.

    During the year ended December 31, 2000, we earned approximately 47% of our contract revenues providing services to three major customers. Our customers typically may cancel their contracts with 30 to 90 days' notice for a variety of reasons, many of which are out of our control. Our contract with our most significant customer requires the customer to wind-down the contract over an extended period or pay a contract termination fee. If any one of our other major customers cancels its contract with us, our contract revenues may decrease.

THE ROYALTIES WE EARN ON ALLEGRA MAY DECREASE.

    We have been issued several patents on a pure form of, and manufacturing process for, the drug fexofenadine HCl, which is the active ingredient in a non-sedating antihistamine marketed and sold by Aventis under a license from us. The product is marketed in the Americas under the brand name

Allegra and in the rest of the world under the brand name Telfast. During the year end December, 2000, our revenue from the license was $29.2 million, which represented approximately 44% of our total revenues, and for the year ended December 31, 1999, our revenue from the license was $21.4 million, which represented approximately 49% of our total revenues. Allegra sales may decrease for a variety of reasons, including the introduction into the marketplace of a superior drug or generic versions of competing branded drugs, or the discovery of unintended side effects from the use of Allegra. If Allegra sales decrease due to these or any other factors, our revenues from the license agreement will decrease. Because we have very few costs associated with the Allegra license, any decrease in our revenues from the license agreement for Allegra would have a disproportionately adverse effect on our results of operations.

WE MAY BE UNSUCCESSFUL IN PRODUCING PROPRIETARY TECHNOLOGY FROM OUR INTERNAL RESEARCH AND DEVELOPMENT EFFORTS.

    We have expended and continue to expend time and money on internal research and development with the intention of producing proprietary technologies in order to patent and then license them to other companies. However, we may not be successful in producing any valuable technology. To the extent we are unable to produce technology that we can license, we may not receive any revenues related to our internal research and development efforts.

WE MAY LOSE VALUABLE INTELLECTUAL PROPERTY IF WE ARE UNABLE TO PROTECT IT.

    Some of our most valuable assets include patents and trade secrets. Part of our business is developing technologies that we patent and then license to other companies. However, some technologies that we develop may already be patented by other companies. For this and other reasons, we may not be able to obtain patents for each new technology that we develop. Even if we are able to obtain patents, the patents may not sufficiently protect our interest in the technology. Similarly, we may not be able to protect our trade secrets by keeping them confidential. Additionally, protecting our patents and trade secrets may be costly and time consuming. To the extent we are unable to protect intellectual property, our investment in those technologies may not yield the benefits we expected. In addition, we may be subject to claims that we are infringing on the intellectual property of others. We could incur significant costs defending such claims. If we are unsuccessful in defending these claims, we may be subject to liability for infringement.

WE MAY NOT BE ABLE TO LICENSE TECHNOLOGIES THAT WE NEED TO CONDUCT OUR BUSINESS.

    In addition to the technologies that we develop, we also rely on technologies that we license from other companies. We may not be able to license technologies that we need in the future or we may be unable to license such technologies on a commercially reasonable basis. Our inability to license the technologies we need could result in increased costs and, therefore, reduced profits, or the inability to engage in certain activities that require those technologies.

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

FUTURE ACQUISITIONS MAY DISRUPT OUR BUSINESS AND DISTRACT OUR MANAGEMENT.

    We have engaged in a number of acquisitions and strategic investments, and we expect to continue to do so. We may not be able to identify suitable acquisition candidates, and if we do identify suitable candidates, we may not be able to make such acquisitions on commercially acceptable terms or at all. If we acquire another company, we may not be able to successfully integrate the acquired business into our existing business in a timely and non-disruptive manner or at all. We may have to devote a significant amount of time and resources to do so. Even with this investment of time and resources, an acquisition may not produce the revenues, earnings or business synergies that we anticipate. If we fail to integrate the acquired business effectively or if key employees of that business leave, the anticipated benefits of the acquisition would be jeopardized. The time, capital, management and other resources spent on an acquisition that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected. In addition, acquisitions can involve non-recurring charges and amortization of significant amounts of goodwill that could adversely affect our results of operations.

WE MAY NOT BE ABLE TO REALIZE THE BENEFITS OF RECENT ACQUISITIONS AND STRATEGIC INVESTMENTS.

    We acquired EnzyMed, Inc., a provider of combinatorial biocatalysis discovery services, in October 1999 and American Advanced Organics, Inc., a contract manufacturer of novel compounds, pharmaceutical intermediates and test drug substances, in February 2000 and New Chemical Entities, a chemistry-based drug discovery company, in January 2001. These transactions may not be as beneficial to us as we expect. In addition to these acquisitions, we made a $30 million strategic investment in Organichem Corporation in December 1999 to facilitate a management buyout of a chemical manufacturing facility from Nycomed Amersham, plc. If Organichem fails to perform as we expect, our investment may not yield adequate returns or we may lose our investment. In addition, the other equity holders of Organichem have the right to require us to purchase their interests in Organichem based on a predetermined formula. We may be required to purchase their entire interests in 2004 at a price that is higher than the fair market value of these interests at the time of purchase, which would negatively impact our financial condition. We also made a $650,000 investment in Fluorous Technologies, Inc. in May 2000. Fluorous Technologies is a development stage company and may not be able to successfully develop technology and products.

WE MAY LOSE ONE OR MORE OF OUR KEY EMPLOYEES.

    Our business is highly dependent on our senior management and scientific staff, including:

    - Dr. Thomas E. D'Ambra, our Chairman and Chief Executive Officer,

    - Dr. Donald E. Kuhla, our President and Chief Operating Officer, and

    - David P. Waldek, our Chief Financial Officer and Treasurer.

    Although we have employment agreements with the individuals listed above, we do not have employment agreements with all of our key employees. Additionally, the loss of any of our other key employees, including our scientists, may have an adverse effect on our business.

THE ROYALTIES WE EARN ON ALLEGRA WILL LIKELY BE AFFECTED BY THE SEASONAL NATURE OF ALLERGIES.

    Allergic reactions to plants, pollens and other airborne allergens generally occur during the spring and summer seasons. Therefore, we expect the demand for Allegra to be lower during other times of the year. Because Allegra sales change seasonally based on the demand for allergy medicines, our quarter-to-quarter revenues will likely experience fluctuations.

WE FACE INCREASED COMPETITION.

    We compete directly with the in-house research departments of pharmaceutical companies and biotechnology companies, as well as combinatorial chemistry companies, contract research companies, and research and academic institutions. Many of our competitors have greater financial and other resources than we have. As new companies enter the market and as more advanced technologies become available, we expect to face increased competition. In the future, any one of our competitors may develop technological advances that render the services that we provide obsolete. While we plan to develop technologies which will give us competitive advantages, our competitors plan to do the same. We may not be able to develop the technologies we need to successfully compete in the future, and our competitors may be able to develop such technologies before we do. Consequently, we may not be able to successfully compete in the future.

WE MAY BE HELD LIABLE FOR HARM CAUSED BY DRUGS THAT WE DEVELOP AND TEST.

    We develop, test and, to a limited extent, manufacture drugs that are used by humans. If any one of the drugs that we develop, test or manufacture harms people, we may be required to pay damages to those persons. Although we carry liability insurance, we may be required to pay damages in excess of the amounts of our insurance coverage. Damages awarded in a product liability action could be substantial and could have a negative impact on our financial condition.

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

OUR OPERATIONS MAY BE INTERRUPTED BY THE OCCURRENCE OF A NATURAL DISASTER OR OTHER CATASTROPHIC EVENT AT OUR PRIMARY FACILITIES.

    We depend on our laboratories and equipment for the continued operation of our business. Our research and development operations and all administrative functions are primarily conducted at our facilities in Albany and Rensselaer, New York. Although we have contingency plans in effect for natural disasters or other catastrophic events, catastrophic events could still disrupt our operations. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies. Any natural disaster or catastrophic event in the Albany area or in our facilities could have a significant negative impact on our operations.

HEALTH CARE REFORM COULD REDUCE THE PRICES PHARMACEUTICAL AND BIOTECHNOLOGY COMPANIES CAN CHARGE FOR DRUGS THEY SELL WHICH, IN TURN, COULD REDUCE THE AMOUNTS THAT THEY HAVE AVAILABLE TO RETAIN OUR SERVICES.

    We depend on contracts with pharmaceutical and biotechnology companies for a majority of our revenues. We therefore depend upon the ability of pharmaceutical and biotechnology companies to earn enough profit on the drugs they market to devote substantial resources to the research and development of new drugs. Future legislation may limit the prices pharmaceutical and biotechnology companies can charge for the drugs they market. Such laws may have the effect of reducing the resources that pharmaceutical and biotechnology companies can devote to the research and development of new drugs. If pharmaceutical and biotechnology companies decrease the resources they devote to the research and development of new drugs, the amount of services that we perform, and therefore our revenues, could be reduced.

THE ABILITY OF OUR STOCKHOLDERS TO CONTROL OUR POLICIES AND EFFECT A CHANGE OF CONTROL OF OUR COMPANY IS LIMITED, WHICH MAY NOT BE IN YOUR BEST INTERESTS.

    There are provisions in our certificate of incorporation and bylaws which may discourage a third party from making a proposal to acquire us, even if some of our stockholders might consider the proposal to be in their best interests. These provisions include the following:

    - our certificate of incorporation provides for three classes of directors with the term of office of one class expiring each year, commonly referred to as a "staggered board." By preventing stockholders from voting on the election of more than one class of directors at any annual meeting of stockholders, this provision may have the effect of keeping the current members of our board of directors in control for a longer period of time than stockholders may desire.

    - our certificate of incorporation authorizes our board of directors to issue shares of preferred stock without stockholder approval and to establish the preferences and rights of any preferred stock issued, which would allow the board to issue one or more classes or series of preferred stock that could discourage or delay a tender offer or change in control.

    Additionally, we are subject to Section 203 of the Delaware General Corporation Law, which, in general, imposes restrictions upon acquirors of 15% or more of our stock.

OUR OFFICERS AND DIRECTORS WILL HAVE SIGNIFICANT CONTROL OVER US AND THEIR INTERESTS MAY DIFFER FROM YOURS.

    At March 15, 2001, our directors and officers beneficially owned or controlled approximately 36.5% of our common stock. Individually and in the aggregate, these stockholders significantly influence our management, affairs and all matters requiring shareholder approval. In particular, this concentration of ownership may have the effect of delaying, deferring or preventing an acquisition of us and may adversely affect the market price of our common stock.

BECAUSE OUR STOCK PRICE MAY BE VOLATILE, OUR STOCK PRICE COULD EXPERIENCE SUBSTANTIAL DECLINES.

    The market price of our common stock has historically experienced and may continue to experience volatility. Our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. In addition, during the past twelve months, the stock market, and in particular technology companies, have experienced significant decreases in market value. This volatility and the recent market decline has affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance and may adversely affect the price of our common stock.

BECAUSE WE DO NOT INTEND TO PAY DIVIDENDS, YOU WILL BENEFIT FROM AN INVESTMENT IN OUR COMMON STOCK ONLY IF IT APPRECIATES IN VALUE.

    We have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future. As a result, the success of your investment in our common stock will depend entirely upon any future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which you purchased your shares.

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

    We are a leading chemistry research and drug discovery and development company focused on applications for the pharmaceutical, biotechnology and life sciences industries. We engage in chemistry research, from lead discovery, optimization and development to commercial manufacturing. We perform chemistry research for many of the leading pharmaceutical and biotechnology companies and for our own internal research and development. We believe we are the only company providing contract chemistry services to customers across the entire product development cycle from lead discovery to commercial manufacturing. Most of the services we offer have been traditionally provided by chemistry divisions within pharmaceutical and biotechnology companies, including drug discovery, medicinal chemistry, chemical development, analytical chemistry services and small-scale and pilot-plant manufacturing. Recently, we expanded our service offerings to include commercial manufacturing through our strategic relationship with and investment in Organichem Corporation. We have designed our services to permit our customers to reduce overall drug development time and cost and to pursue simultaneously a greater number of drug discovery and development opportunities.

    In addition to our chemistry research services, we also conduct proprietary research and development to discover new lead compounds with commercial potential. We anticipate that we would then license these compounds to third parties in return for up-front service fees and milestone payments as well as recurring royalty payments if these compounds are developed into new drugs successfully reaching the market. In 1995, our proprietary research and development activities led to the development and patenting of a substantially pure form of, and a manufacturing process for, the active ingredient in the non-sedating antihistamine marketed by Aventis as Allegra in the Americas and as Telfast elsewhere. Pursuant to a licensing agreement with Aventis, we have earned a total of $74.0 million in milestones and royalties from the beginning of the contract in 1995 through December 31, 2000 and are entitled to receive ongoing royalties from Aventis based upon a percentage of sales of the product. In addition, many of our discovery technology contracts provide for us to receive licensing, milestone and royalty payments for discoveries which lead to products that reach the market.

    In January 2001, we acquired New Chemical Entities, Inc. (NCE), currently known as the AMRI Bothell Research Center, a privately held, chemistry-focused drug discovery company in Bothell, WA. NCE has built a comprehensive group of integrated and information rich technologies in lead discovery and lead optimization. The company provides a range of drug discovery services, as well as platform technologies for proprietary lead discovery. The company's core technologies include: isolation, purification, structure elucidation and the supply of natural products libraries from microbial and botanical sources; computational and combinatorial chemistry, including chemoinformatics, proprietary databases and proprietary data mining capabilities; chemical synthesis; and pharmaco- and toxicogenomics.

INDUSTRY OVERVIEW

    The pace of drug discovery has accelerated significantly in recent years. Fueled by advances in disciplines such as molecular biology, high-throughput synthesis and screening and, in particular, human genomics research, opportunities to develop therapeutics for previously unmet or undermet medical needs are greater than ever before. We believe that human genomics research will lead to a dramatic increase in the number of newly identified biological targets over the next few years. In addition, pharmaceutical and biotechnology companies are under pressure to deliver new drugs to market and reduce the time required for drug development. This pressure has come about, in part, as a result of the significant number of current drug products on the market for which patent protection will soon expire.

    In order to take advantage of these opportunities and to respond to these pressures, many pharmaceutical and biotechnology companies have augmented their internal research and development capacity through contract services.

DRUG DISCOVERY, DEVELOPMENT AND MANUFACTURING PROCESS

    Although many scientific disciplines are required for new drug discovery and development, chemistry and biology are at the center of this process. Chemists and biologists typically work together to prepare and deliver new chemical substances, develop laboratory models of disease, test compounds to identify agents that demonstrate the desired activity and finally create a marketable drug. The drug discovery and development process includes the following steps:

    - lead discovery--the identification of a compound that may be developed into a new drug,

    - lead optimization--an iterative process of modifying the structure of a lead compound to optimize its therapeutic properties,

    - preclinical testing--the testing of the compound in increasingly complex animal models,

    - clinical trials--the multi-phase testing of the compound for safety and efficacy in humans, and

    - product commercialization--the manufacture, marketing and sale of commercial quantities of the approved drug.

THE IMPORTANCE OF CHEMISTRY IN THE DRUG DISCOVERY AND DEVELOPMENT PROCESS

    LEAD DISCOVERY. The first major hurdle in drug discovery is the identification of one or more lead compounds that interact with a biological target, such as an enzyme, receptor or other protein, that may be associated with a disease. A biological test, or assay, based on the target is developed and used to test or "screen" chemical compounds. Medicinal chemistry is used to synthesize these compounds rapidly and study the interaction between the three-dimensional molecular structures of the compounds and biological targets. The objective of lead discovery is to identify a lead compound for further research and development.

    LEAD OPTIMIZATION. Once a lead compound has been identified, medicinal chemistry is used to optimize that lead compound by modifying and synthesizing analogs of active lead candidates with improved potency, selectivity and/or pharmacokinetics (improved absorption, solubility, half-life and metabolism) in order to identify a more promising drug candidate. This iterative process involves the synthesis of compounds for biological testing, the analysis of the screening results and the further design and synthesis of additional compounds based upon the analysis of structure-activity relationships. During lead optimization, specialists in chemical development perform the scale-up synthesis of a lead compound as that compound is advanced through the drug discovery and development process. These scientists are experts in the preparation of chemicals on a larger scale and focus on the efficiency, economics, simplicity and safety of the preparation of such chemicals. Chemical development is also an iterative process which may require progressive improvements in chemical synthesis as subsequent repeat batches are prepared. In addition to providing repeat synthesis, significant process research may be required to refine existing or develop new synthesis processes. Also during the lead optimization stage, analytical chemistry services are required for identity and purity testing and method development.

    PRECLINICAL TESTING. Following the development of a lead compound during the lead optimization stage, advanced preclinical testing is conducted in order to evaluate the efficacy and safety of the lead compound prior to initiating human clinical trials. The lead compound must demonstrate a scientifically proven benefit in controlled and well-defined biological tests in animal models, and must exhibit this benefit at doses much lower than those at which side effects would occur. During the lead optimization and preclinical testing phases, scientists continue the synthesis of additional analogs of the lead compound using medicinal chemistry. Often a second compound, referred to as a backup compound or second generation analog, is synthesized and enters the drug development cycle. In addition, continued synthesis is desirable in order to prepare compounds of significant diversity to broaden potential patent coverage. As a result, the advancement of a lead compound into preclinical testing is often a catalyst which increases, rather than decreases, the need for additional medicinal chemical synthesis. During this phase, specialists in chemical development continue to conduct significant process research to optimize the production of a compound.

    CLINICAL TRIALS. During clinical trials, several phases of studies are conducted to test the safety and efficacy of a drug candidate. As study populations increase and trial durations lengthen, larger quantities of the active ingredient are required. The bulk active ingredient, and the formulated drug product, must be prepared under current good manufacturing practices, commonly referred to as cGMP, guidelines. Analytical chemistry services are critical to cGMP manufacturing. Additional preparations provide an opportunity to further refine the manufacturing process, with the ultimate goal of maximizing the cost effectiveness and safety of the synthesis prior to commercialization.

TRENDS TOWARD CONTRACTING FOR CHEMISTRY SERVICES

    While contract services have traditionally been limited to the later stages of drug development, such as clinical trial management and manufacturing, many pharmaceutical and biotechnology companies are utilizing contract chemistry service providers to complement or, in some cases, supplement internal chemistry expertise. Currently, only a few companies provide chemistry services for drug discovery, development and manufacturing, and these companies have typically focused only on certain stages of the drug development process. We believe the following trends have led and will continue to lead to an increase in contract chemistry services in drug discovery, development and manufacturing:

    - development of new technologies that have increased the number of targets and accelerated the identification of active compounds,

    - pressure to develop new lead compounds due to the near-term loss of patent protection for many drug products,

    - increased pressure to reduce the time spent in drug discovery and development to bring drugs to market sooner and maximize patent life,

    - increased focus on converting fixed costs to variable costs and streamlining operations by contracting for research and development services,

    - heightened regulatory environment and increased complexity that has made the internal management of complicated discovery, development and manufacturing projects more difficult and costly, and

    - biotechnology and emerging pharmaceutical companies have available capital, but, in many cases, lack the required in-house discovery and development expertise.

    We believe that significant opportunities exist for a company that provides a comprehensive range of contract chemistry services throughout the drug discovery, development and manufacturing process.

OUR CAPABILITIES

    We have a broad range of high-quality drug discovery and development, chemistry research and manufacturing capabilities. The problem-solving abilities of our scientists provide added value throughout the drug discovery, development and manufacturing process. We offer proprietary discovery technologies as well as chemistry services on a contract basis that have traditionally required significant time and capital investment to create internally. Our comprehensive suite of services allows our customers to contract with a single vendor, eliminating the time and cost of transitioning projects among multiple vendors.

SERVICE OFFERINGS
DRUG DISCOVERY TECHNOLOGIES

    We provide proprietary drug discovery technologies that employ biocatalysis technology and that assist in the creation of combinatorial chemistry libraries. Biocatalysis technology uses enzymes and microbial cell systems to synthesize new compounds. Our drug discovery technologies complement our medicinal chemistry services as additional methods of developing and screening large numbers of compounds against drug targets to generate new drug leads. These drug discovery technologies give us the capability to:

    - improve chemical compounds for currently marketed drugs,

    - develop lead extensions from unsuccessful Phase II or Phase III clinical trials,

    - improve solubility and/or bioavailability of drug compounds,

    - create libraries of potential lead compounds,

    - identify active metabolites,

    - widen patent coverage, and

    - perform process research, consisting of the improvement or modification of existing processes.

MEDICINAL CHEMISTRY

    The chemistry functions associated with the identification and optimization of a lead compound are handled by chemists specializing in medicinal chemistry. The role of the medicinal chemist is to synthesize small quantities of new and potentially patentable compounds for biological testing. Our medicinal chemistry group assists our customers in the pursuit of new drug leads as well as in lead development and optimization using modern structure-based drug design. Our medicinal chemistry group uses tools such as computational and combinatorial chemistry in conjunction with the traditional techniques of medicinal drug development. Medicinal chemistry services provided by us include:

    - design and synthesis of potential lead compounds,

    - design, modification and synthesis of lead compounds with improved potency, selectivity and pharmacokinetics,

    - development and synthesis of analogs of lead compounds to broaden patent protection, and

    - resynthesis and expansion of customers' chemistry libraries by employing combinatorial and computational chemistry.

CHEMICAL DEVELOPMENT

    Chemical development involves the scale-up synthesis of a lead compound. Processes developed for small scale production of a compound may not be suitable for larger scale production because they may be too expensive, environmentally unacceptable or present safety concerns. Our chemical development scientists design novel or improved methods and processes suitable for medium to large scale production. Our chemical development scientists possess expertise in a broad range of structural classes of molecules and are able to address a wide variety of chemical synthesis and production problems. Chemical development services provided by us include:

    - process research, consisting of the improvement or modification of existing processes,

    - discovery and development of new product methodologies to prepare products,

    - process development and production of single-isomer molecules, and

    - development of practical purification techniques.

ANALYTICAL CHEMISTRY SERVICES

    Our analytical chemistry services include identity and purity testing, method development and validation, and stability testing. We also provide regulatory consulting services, including the preparation of regulatory filings, chemistry manufacturing and control documentation and testing, and scientific and technical writing. The cGMP guidelines mandated by the FDA necessitate employing analytical support for drugs under development, as well as for drugs already on the market. Our analytical services are designed to support our customers' compliance with these guidelines. We typically provide these services at several stages throughout the drug discovery, development and manufacturing process starting with lead optimization. Analytical services provided by us include:

    - test method development and validation,

    - quality control and release testing,

    - high performance liquid and/or gas chromatography (including purity assessment), separation of enantiomers and identification of impurities,

    - stability studies for bulk active ingredients and formulated drug products, and

    - preparation of regulatory documentation, including chemistry manufacturing and control sections of investigational new drug applications, new drug applications and drug master files.

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

CONSULTING SERVICES

    We provide to our customers, in particular our biotechnology customers, consulting services across all chemistry phases of drug discovery, development and manufacturing.

PROPRIETARY RESEARCH AND DEVELOPMENT

    We conduct proprietary research and development on promising drug candidates utilizing our medicinal chemistry tools as well as our discovery technologies, which consist of our biocatalysis technology and our technology for the synthesis of combinatorial libraries. We are currently pursuing opportunities for applying our discovery technologies to promising drug candidates about which information is publicly available. In the event that we discover promising drug targets, we anticipate that we would license them to third parties in return for licensing, milestone and royalty payments. We also seek to incorporate terms in our contract services agreements with customers which provide for us to receive up-front service fees and milestone payments for advancing new products as well as recurring royalty payments for new drugs successfully reaching the market.

ALLEGRA/TELFAST LICENSING AGREEMENT

    Our proprietary research and development efforts to date have contributed to the discovery and development of one product which has reached the market. We discovered a new process to prepare a metabolite known as terfenadine carboxylic acid, or TAM, in a purer form. The purer form of TAM is a non-sedating antihistamine known as fexofenadine HCl, which is sold by Aventis under the name Allegra in the Americas and as Telfast elsewhere. We have been issued several United States and foreign patents relating to TAM and the process chemistry by which TAM is produced. Subject to payment of government annuities and maintenance fees, our issued patents relating to TAM expire between 2013 and 2016.

    In March 1995, we entered into a license agreement with Aventis. Under the terms of the license agreement, we granted Aventis an exclusive, worldwide license to any patents issued to us related to our original TAM patent applications. Since the beginning of the agreement through December 31, 2000, we have earned $7.2 million in milestone payments and $66.8 million in royalties under this license agreement. Aventis is obligated under the license agreement to pay ongoing royalties to us based upon sales of Allegra/Telfast. We are not entitled, however, to receive any additional milestone payments under the license agreement. Sales of Allegra/Telfast worldwide were approximately
$1.07 billion for the year ended December 31, 2000 and approximately
$780 million for the year ended December 31, 1999

CUSTOMERS

    Our customers include pharmaceutical companies and biotechnology companies and, to a limited extent, agricultural companies, fine chemical companies and contract chemical manufacturers. Contract revenue from DuPont Pharmaceuticals Company accounted for 12% of our total revenue for the year ended December 31, 2000 and 11% for the year ended December 31, 1999. No other customer accounted for more than 10% of our total revenue for the year ended December 31, 2000 or for the year ended December 31, 1999. For the year ended December 31, 2000, net contract revenue from our three largest customers represented 22%, 13% and 12% of our net contract revenue. For the year ended December 31, 1999, net contract revenue from our three largest customers respectively represented approximately 22%, 10% and 10% of our net contract revenue.

MARKETING

    Our senior management and dedicated business development personnel are primarily responsible for marketing our services. Because our customers are typically highly skilled scientists, our use of technical experts in marketing has allowed us to establish strong customer relationships. In addition to our internal marketing efforts, we also rely on the marketing efforts of consultants, both in the United States and abroad. We market our services directly to customers through targeted mailings, meetings with senior management of pharmaceutical and biotechnology companies, maintenance of an extensive Internet Web site, participation in trade conferences and shows, and advertisements in scientific and trade journals. We also receive a significant amount of business from customer referrals and through expansion of existing contracts.

EMPLOYEES

    We believe that the successful recruitment and retention of qualified Ph.D., masters and bachelor level scientists is a key element in achieving our strategic goals. We believe that as competitive pressures in the pharmaceutical and biotechnology industries increase, the recruitment and retention of chemists will become increasingly competitive. In order to meet this challenge, we actively recruit scientists at colleges and universities, through third-party recruitment firms and through contacts of our employees. We believe the sophisticated chemistry performed in the course of our business will assist us in attracting and retaining qualified scientists. We offer competitive salaries and benefits to our scientists. As an incentive directed toward the recruitment and retention of highly skilled scientists, we have a program which provides that any scientist or scientists employed by us named as an inventor on a patent not obtained in connection with a customer contract will receive a percentage of any net licensing, milestone and royalty revenues received by us with respect to the patent. Under this program, Thomas E. D'Ambra, Ph.D., our Chairman and Chief Executive Officer, receives payments as the sole inventor on the patents for fexofenadine HCl. Dr. D'Ambra earned $2.1 million and $2.9 million in 1999 and 2000, respectively, under this program.

    Since January 1, 2000, we have added a net of 114 employees, including 74 scientists. As of February 28, 2001, we had 379 employees, including 261 scientists of whom 59% have Ph.D. degrees. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.

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

PATENTS AND PROPRIETARY RIGHTS

    Our success will depend, in part, on our ability to obtain and enforce patents, protect trade secrets, obtain licenses to technology owned by third parties when necessary, and conduct our business without infringing the proprietary rights of others. The patent positions of pharmaceutical, medical products and biotechnology firms can be uncertain and involve complex legal and factual questions. We cannot assure you that any patent applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or commercial advantage, or will not be circumvented by others. In the event a third party has also filed one or more patent applications for inventions which conflict with one of ours, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in the loss of any opportunity to secure patent protection for the inventions and the loss of any right to use the inventions. Even if the eventual outcome is favorable to us, these proceedings could result in substantial cost to us. The filing and prosecution of patent applications, litigation to establish the validity and scope of patents, assertion of patent infringement claims against others and the defense of patent infringement claims by others can be expensive and time consuming. We cannot assure you that in the event that any claims with respect to any of our patents, if issued, are challenged by one or more third parties, that any court or patent authority ruling on such challenge will determine that such patent claims are valid and enforceable. An adverse outcome in such litigation could cause us to lose exclusivity afforded by the disputed rights. If a third party is found to have rights covering products or processes used by us, we could be forced to cease using the technologies covered by such rights, could be subject to significant liability to the third party, and could be required to license technologies from the third party. Furthermore, even if our patents are determined to be valid, enforceable, and broad in scope, we cannot assure you that competitors will not be able to design around such patents and compete with us and our licensees using the resulting alternative technology.

    We have a policy of seeking patent protection for patentable aspects of our proprietary technology. We have been issued eight United States patents, three New Zealand patents, two Australian patents, two Canadian patents, two European patents and one Japanese patent collectively covering fexofenadine HCl and certain related manufacturing processes. Subject to payment of government annuities and maintenance fees, our United States patents expire between 2013 and 2015, our Australian, Canadian, European and Japanese patents expire in 2014 and our New Zealand patents expire between 2014 and 2016. Through our acquisition of EnzyMed, we obtained an exclusive license to one United States patent relating to a process of reacting enzymes in a non-aqueous solvent. Subject to payment of government annuities and maintenance fees, this patent expires in 2012. We seek patent protection with respect to products and processes developed in the course of our activities when we believe such protection is in our best interest and when the cost of seeking such protection is not inordinate. However, we cannot assure you that any patent application will be filed, that any filed applications will result in issued patents or that any issued patents will provide us with a competitive advantage or will not be successfully challenged by third parties. The protections afforded by patents will depend upon their scope and validity, and others may be able to design around our patents.

    We may also enter into collaborations or other arrangements with our customers whereby we retain certain ownership rights or may be entitled to receive milestones and royalties with respect to proprietary technology developed by us during the contract period. However, many of our contracts with our customers provide that ownership of proprietary technology developed by us in the course of work performed under the contract is vested in the customer, and we retain little or no ownership interest.

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

    Generally, in order to gain FDA approval, a company first must conduct preclinical studies in the laboratory and in animal models to gain preliminary information on a compound's efficacy and to identify any safety problems. The results of these studies are submitted as a part of an investigational new drug application, or IND, that the FDA must review before human clinical trials of an investigational drug can start. In order to commercialize any products, we or our customer will be required to sponsor and file an IND and will be responsible for initiating and overseeing the clinical studies to demonstrate the safety and efficacy that are necessary to obtain FDA approval of any such products. Clinical trials are normally done in three phases and generally take two to five years, but may take longer, to complete. After completion of clinical trials of a new product, FDA and foreign regulatory authority marketing approval must be obtained. If the product is classified as a new drug, we or our customer will be required to file a new drug application, or NDA, and receive approval before commercial marketing of the drug. The testing and approval processes require substantial time, effort and expense and we cannot assure you that any approval will be granted on a timely basis, if at all. NDAs submitted to the FDA can take several years to obtain approval. Even if FDA regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. For marketing outside the United States, we will also be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

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

ITEM 2.  PROPERTIES.

    The Company leases a two-story 90,500 square foot facility in Albany, New York. The lease for this facility expires on November 30, 2007, although we have an option to renew this lease for an additional ten years. The lease also provides us with an option to purchase the building on November 30, 2002 for $3.5 million, towards which we have made a $1.0 million non-refundable deposit. Our Albany facility has eight medicinal chemistry laboratories, five chemical development laboratories, two analytical laboratories, three analytical instrumentation rooms, four dedicated cGMP manufacturing suites, four segregated cGMP dryer rooms and two areas for stability chambers. We recently began to lease approximately 20,000 square feet of facilities in a building adjacent to our Albany facility. We have begun to renovate these facilities in order to convert them to additional laboratory facilities. We expect to complete the renovation in the second half of 2001. We expect the facility will provide 28 additional scientific workstations. We also recently acquired additional properties adjacent to our Albany, New York facility which may be used for additional expansion.

    We also lease approximately 40,000 square feet of laboratory space in Rensselaer, New York at our East Campus. The lease for these laboratories expires November 30, 2009, although we may renew the lease for eight additional five-year periods at our option. Our Rensselaer facility has nine medicinal chemistry, two combinatorial chemistry and three chemical development laboratories.

    We recently completed the renovation of a new state-of-the-art biotechnology development center with 33 scientific workstations at our East Campus. We have entered into a ten-year lease for this facility. We may renew the lease for eight additional five-year periods at our option.

    We also lease two facilities in Iowa City, Iowa with total square footage of 15,000 and a 6,000 square foot of facility in Syracuse, New York. We recently purchased a 20,000 square foot facility in Syracuse, New York for approximately $1.0 million, and we expect to incur approximately $5.5 million in connection with the renovation of that building. We anticipate that we will finance these renovations through an industrial revenue bond.

    In 2000, we had total operating lease costs of $1.05 million.

ITEM 3.  LEGAL PROCEEDINGS.

    We, from time to time, may be involved in various claims and legal proceedings arising in the ordinary course of our business. We are not currently a party to any such claims or proceedings which, if decided adversely to us, would either individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    (a) Market Information. The Common Stock of the Company has been traded on the Nasdaq National Market ("Nasdaq") since the Company's initial public offering on February 4, 1999 and currently trades under the symbol "AMRI." The following table sets forth the high and low closing prices for the Company's Common Stock as reported by the Nasdaq National Market for the periods indicated:

PERIOD                                                          HIGH       LOW
------                                                        --------   --------
Year ended December 31, 1999
  First Quarter (from February 4 through March 31, 1999)....   $12.50     $ 9.75
  Second Quarter............................................   $15.50     $11.00
  Third Quarter.............................................   $18.25     $10.25
  Fourth Quarter............................................   $15.88     $11.50

Year ending December 31, 2000
  First Quarter.............................................   $38.63     $13.69
  Second Quarter............................................   $39.13     $21.13
  Third Quarter.............................................   $56.50     $25.06
  Fourth Quarter............................................   $67.63     $42.25

    (b) Holders. The number of record holders of the Company's Common Stock as of March 15, 2001 was approximately 195. We believe that the number of beneficial owners of our Common Stock at that date was substantially greater.

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

    (d) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

       NONE

ITEM 6.  SELECTED FINANCIAL DATA.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------
                                                  1996       1997       1998       1999       2000
                                                --------   --------   --------   --------   --------
CONSOLIDATED STATEMENTS OF INCOME DATA:
Net contract revenue..........................  $ 5,499    $ 8,209    $13,649    $22,027    $ 37,377
Non-recurring licensing fees, milestones and
  royalties...................................    1,000      2,500      8,069         --          --
Recurring royalties...........................       --         31     11,576     21,444      29,226
                                                -------    -------    -------    -------    --------
    Total revenue.............................    6,499     10,740     33,294     43,471      66,603
Cost of contract revenue......................    3,052      4,430      7,734     12,491      20,859
Technology incentive award....................      100        253      1,822      2,132       2,921
Research and development......................      813      1,520      1,782      1,827       2,435
Selling, general and administrative...........    1,786      2,881      5,109      6,873       7,966
                                                -------    -------    -------    -------    --------
    Total operating expenses..................    5,751      9,084     16,447     23,323      34,181
Income from operations........................      748      1,656     16,847     20,148      32,422
Other income (expense):
  Equity in income (loss) of unconsolidated
    affiliates................................       --         --         --        (98)        552
  Interest income, net........................       25         40         38      2,000       4,521
  Other income (expense), net.................       20        (28)       (37)       (81)        187
                                                -------    -------    -------    -------    --------
Total other income, net.......................       45         12          1      1,821       5,260
Income before income tax expense..............      793      1,668     16,848     21,969      37,682
Income tax expense............................      244        373      6,351      8,195      14,089
                                                -------    -------    -------    -------    --------
Net income....................................  $   549    $ 1,295    $10,497    $13,774    $ 23,593
                                                =======    =======    =======    =======    ========
Basic earnings per share......................  $  0.02    $  0.06    $  0.46    $  0.51    $   0.78
Diluted earnings per share....................  $  0.02    $  0.05    $  0.41    $  0.46    $   0.74
Weighted average common shares
  outstanding, basic..........................   22,370     22,670     22,696     27,132      30,363
Weighted average common shares
  outstanding, diluted........................   24,278     24,819     25,547     29,634      32,063

Consolidated Balance Sheet Data:
Cash, cash equivalents and investments........  $ 4,677    $ 4,532    $ 7,347    $23,845    $152,024
Property and equipment, net...................    4,315      4,436     14,866     15,879      30,914
Working capital...............................    4,588      5,542      9,142     34,432     161,335
Total assets..................................   11,326     13,548     32,630     88,242     238,566
Long-term debt, less current maturities.......    2,375      1,776     13,349        168         120
Total stockholders' equity....................  $ 7,456    $ 9,799    $12,824    $82,920    $228,533

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion of the results of our operations and financial condition should be read in conjunction with the accompanying Consolidated Financial Statements and the Notes thereto included within this report.

OVERVIEW

    We are a leading chemistry research and drug discovery and development company focused on applications for the pharmaceutical, biotechnology and life sciences industries. We engage in comprehensive chemistry research from lead discovery, optimization and development to commercial manufacturing. We perform chemistry research for many of the leading pharmaceutical and biotechnology companies and for our own internal research and development.

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

    In general, we provide services to our customers on the following basis:

    - a full-time equivalent basis that establishes the number of full-time equivalents contracted for a project or a series of projects, the duration of the contract period, the fixed price per full-time equivalent, plus an allowance for out-of-pocket expenses which may or may not be incorporated in the full-time equivalent rate,

    - a time and materials basis under which we charge our customers based on an hourly rate plus out-of-pocket expenses, or

    - to a lesser extent, a fixed-price basis.

    Typically, our full-time equivalent contracts have terms of six months or longer and our time and materials contracts have terms of one to twelve months. Fixed-price contracts are entered into for much shorter periods of time, generally two to six months. Because our fixed-price contracts relate to projects that are generally limited in scope and are of short duration, we have not historically experienced any material cost overruns under these contracts. Full-time equivalent and time and materials contracts provide for annual adjustments in billing rates for the scientists assigned to the contract. Generally, our contracts may be terminated by the customer upon 30 to 90 days' prior notice. We recognize contract revenue on a percentage-of-completion or per diem basis. Cost of revenue consists primarily of compensation and associated fringe benefits for employees and other direct project-related costs.

LICENSING FEES, MILESTONES AND ROYALTIES

    Many of our contracts for discovery technology services contain provisions for licensing, milestone and royalty payments should our proprietary technology, including enzymes, microbial manipulation and combinatorial chemistry, lead to discovery of new products that reach the market. To date, we have received substantially all of our milestone and royalty payments under these arrangements from Aventis with respect to Allegra.

    NON-RECURRING LICENSING FEES, MILESTONES AND ROYALTIES. Although we entered into a license agreement with Aventis in 1995, we began to recognize royalty revenue related to sales in the United States under that agreement in February 1998. This delay was due to the significant time expended for issuance of our patents and the resolution of related patent interference claims by Aventis. In 1998, we received from Aventis $3.7 million in non-recurring milestone payments and $4.4 million in royalties related to prior periods.

    RECURRING ROYALTIES. Recurring royalties consist of royalties from Aventis under a license agreement based on sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere. Royalty payments are due within 45 days after each calendar quarter and are determined based on sales in that quarter.

COSTS AND EXPENSES

    COST OF CONTRACT REVENUE. Our cost of contract revenue, from which we derive gross profit from net contract revenue, consists primarily of compensation and associated fringe benefits for employees and other direct project-related costs.

    TECHNOLOGY INCENTIVE AWARD. We maintain a Technology Development Incentive Plan designed to stimulate and encourage novel technology development by our employees. This plan allows eligible participants to share in a percentage of the net revenue earned by us relating to patented technology with respect to which the eligible participant is named as an inventor. Under our Technology Development Incentive Plan, Thomas E. D'Ambra, our Chairman and Chief Executive Officer, receives payments as the sole inventor on the patents for fexofenadine HCl equal to 10% of the total payments received by us with respect to those patents.

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

OTHER INCOME (EXPENSE)

    Other income (expense) consists of interest income, interest expense, our equity in our unconsolidated affiliates, Organichem and Fluorous Technologies, realized gains or losses on sales of investment securities and other non-operating expenses.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

    NET CONTRACT REVENUE. Net contract revenue increased 70% to $37.4 million for the year ended December 31, 2000, compared to $22.0 million in 1999. This increase was due principally to a greater number of projects under contract primarily for medicinal and chemical development services. This increase was facilitated by an increase in the number of scientific staff to 222 at December 31, 2000 from 148 at December 31, 1999.

    RECURRING ROYALTIES. Recurring royalties for the year ended December 31, 2000 increased 36% to $29.2 million, compared to $21.4 million for 1999. The increase was attributable to increased sales of fexofenadine HCl by Aventis.

    TOTAL REVENUE. Total revenue for the year ended December 31, 2000 increased 53% to $66.6 million, compared to $43.5 million for 1999.

    COST OF CONTRACT REVENUE.  Cost of contract revenue increased 67% to
$20.9 million for the year ended December 31, 2000, compared to $12.5 million for 1999. Net contract revenue margin increased to 44.2% in 2000 from 43.3% in 1999, primarily due to increased rates on customer contracts and leveraging the expansion of our facilities.

    TECHNOLOGY INCENTIVE AWARD. The technology incentive award expense incurred under our Technology Development Incentive Plan increased 37% to $2.9 million for the year ended December 31, 2000, compared to $2.1 million for 1999. The increase was directly attributable to the increase in recurring royalties.

    RESEARCH AND DEVELOPMENT. Research and development expense increased 33.3% to $2.4 million for the year ended December 31, 2000 compared to $1.8 million for 1999. The increase was due primarily to an increase in internally-funded research efforts.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 16% to $8.0 million for the year ended December 31, 2000, compared to $6.9 million for 1999. The increase was primarily attributable to an increase in administrative and marketing staff to support the expansion of our operations, and an increase in expenses related to recruitment of scientists. Selling, general and administrative expenses represented 21% of net contract revenue in 2000 as compared to 31% for 1999.

    TOTAL OTHER INCOME, NET. Total other income, net was $5.3 million for the year ended December 31, 2000, compared to $1.8 million for 1999. This was comprised of $4.5 million in interest income, net of interest expense, $551,600 in income from our unconsolidated affiliate, Organichem, and $186,800 of other non-operating income. Total other income, net for 1999 was comprised of $2.0 million in interest income, net of interest expense, a $98,000 loss from our unconsolidated affiliate, Organichem, and $81,000 of other non-operating expense.

    INCOME TAX EXPENSE. Income tax expense increased to $14.1 million for the year ended December 31, 2000, compared to $8.2 million for 1999. The effective rate for our provision for income taxes was 37.4% in 2000 as compared to 37.3% for 1999.

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

    NON-RECURRING LICENSING FEES, MILESTONES AND ROYALTIES. We did not receive any non-recurring licensing fees, milestones or royalties in 1999. As a result of the February 1998 United States Patent & Trademark Office decision, we met all prerequisites of the licensing agreement with Aventis and recognized and received in the first three months of 1998 milestone payments and royalties on all sales of fexofenadine HCl in the United States from November 26, 1996, the date of patent issuance, through December 31, 1997. Our milestones and royalties from fexofenadine HCl for 1998 include $3.7 million in non-recurring milestone payments and $4.4 million in royalties related to prior periods and, as a result, such milestone payments and royalties may not be indicative of future amounts earned under the license agreement with Aventis. In particular, no further milestone payments are required under the agreement.

    RECURRING ROYALTIES.  Recurring royalty revenue for the year ended
December 31, 1999 increased 85.3% to $21.4 million, compared to $11.6 million in 1998. The increase was attributable to increased sales of fexofenadine HCl by the licensee.

    TOTAL REVENUE. Total revenue for the year ended December 31, 1999 increased 30.6% to $43.5 Million, compared to $33.3 million for 1998.

    COST OF CONTRACT REVENUE. Our cost of contract revenue increased 61.5% to $12.5 million in the year ended December 31, 1999 from $7.7 million for 1998. Our net contract revenue margin remained relatively constant as a percentage of net contract revenue.

    TECHNOLOGY INCENTIVE AWARD. The technology incentive award expense incurred under our Technology Development Incentive Plan increased 17.0% to $2.1 million in the year ended December 31, 1999 compared to $1.8 million for 1998. The increase was directly attributable to the increase in royalty revenue.

    RESEARCH AND DEVELOPMENT. Research and development expense increased 2.5% to $1.8 million for the year ended December 31, 1999 compared to $1.7 million for 1998. The increase was due primarily to an increase in internally-funded research efforts.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 34.5% to $6.9 million for the year ended December 31, 1999 from $5.1 million for 1998. The dollar increase was primarily attributable to an increase in administrative and marketing staffing to support the expansion of our operations, and an increase in expenses related to recruitment of scientists. Selling, general and administrative expenses represented 31.2% of net contract revenue in 1999 as compared to 37.4% for 1998.

    TOTAL OTHER INCOME, NET. Total net other income was $1.8 million for the year ended December 31, 1999 as compared to $1,002 for 1998. This was comprised of $2.0 million in interest income, net of interest expense, a $98,000 loss from our unconsolidated affiliate, Organichem, and $81,000 of other non-operating expense. Total net other income for 1998 was comprised of interest income of $38,000 net of non-operating Expenses of $37,000.

    INCOME TAX EXPENSE. Income tax expense increased to $8.2 million for the year ended December 31, 1999 as compared to $6.4 million for 1998. The effective rate for our provision for income taxes was 37.5% in 1999 as compared to 38.0% for 1998.

LIQUIDITY AND CAPITAL RESOURCES

    We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities. For the year ended December 31, 2000, we generated cash of $26.5 million from operating activities.

    Total capital expenditures for the year ended December 31, 2000 were $16.5 million. Capital expenditures in 2000 were predominantly in connection with the expansion of our facilities in Rensselaer, New York and Iowa City, Iowa. Additionally, we acquired three additional properties during 2000, one in Syracuse, New York for approximately $1.0 million and two in Albany, New York for an aggregate purchase price of approximately $3.4 million. We are presently renovating the Syracuse, New York property and expect to incur approximately $5.5 in renovation costs. We used approximately $869,000 of operating cash flows to fund a portion of the purchase price for American Advanced Organics, and $650,000 was used to acquire an equity interest in Fluorous Technologies, Inc.

    During 2000, we generated $118.7 million from financing activities, consisting of cash generated of $119.5 from the sale of common stock offset by $838,000 in payments on outstanding debt.

    Working capital was $161.3 million at December 31, 2000 compared to $34.4 million at December 31, 1999. We have available a $25 million credit facility to supplement our liquidity needs. There were no borrowings under this credit facility at December 31, 2000.

    We are pursuing the expansion of our operations through internal growth and strategic acquisitions. We expect that such activities will be funded from existing cash and cash equivalents, cash flow from operations, the issuance of debt or equity securities and borrowings. Future acquisitions, if any, could be funded with cash on hand-cash from operations, borrowings under our credit facility and/or the issuance of equity or debt securities. There can be no assurance that attractive acquisition opportunities will be available to us or will be available at prices and upon such other terms that are attractive to us. We regularly evaluate potential acquisitions of other businesses, products and product lines and may hold discussions regarding such potential acquisitions. As a general rule, we will publicly announce such acquisitions only after a definitive agreement has been signed. In addition, in order to meet our long-term liquidity needs or consummate future acquisitions, we may incur additional indebtedness or issue additional equity or debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to us or at all. The failure to raise the funds necessary to finance our future cash requirements or consummate future acquisitions could adversely affect our ability to pursue our strategy and could negatively affect our operations in future periods.

    In February 2000, we purchased American Advanced Organics, a provider of rapid scale-up manufacturing services, for approximately $2.3 million in cash and stock. We may also be required to pay in the aggregate up to an additional $800,000 in cash to former American Advanced Organics stockholders in 2001 and 2002 based on the financial performance of this division. Subsequent to December 31, 2000, $500,000 was paid to the former AAO stockholders.

    In June 2000, we made an investment in Fluorous Technologies, Inc., a newly formed company based in Pittsburgh, Pennsylvania. Fluorous Technologies has licensed from the University of Pittsburgh several patents and pending patent applications for the use of "fluorous organic chemistry" technology for chemical synthesis, isolation and purification. Fluorous Technologies was formed to capitalize on the potential of this technology for pharmaceutical drug discovery, agrochemical product development, and more environmentally friendly chemical manufacturing. We invested $650,000 in Fluorous Technologies representing an initial 69.9% ownership interest. Our ownership interest in Fluorous Technologies is expected to be diluted to less than 50% as Fluorous Technologies issues additional common stock to fund its operations and development. As a result of our investment, a proportionate share of Fluorous Technologies' losses has been included in our consolidated financial results from date of formation.

    In January 2001, we acquired New Chemical Entities, Inc. of Bothell, Wa. for $22.4 million in cash and the assumption of $0.6 million in outstanding debt. NCE possesses an extensive collection of over 100,000 diverse compounds and natural products extracts, which are integrated into NCE's drug discovery efforts. These samples are complemented by a chemofocus library composed of pure single compound samples of both natural products and natural product-based compounds augmented by combinatorial chemistry and computational drug design. NCE sells or licenses these libraries, or subsets, to customers for high throughput screening and novel drug lead discovery. The company also sells or licenses subscriptions to its proprietary databases and data mining technology.

    During 2000 our board of directors approved a two-for-one split of our common stock. The stock split entitled each stockholder of record at the close of business on August 8, 2000, to receive a stock dividend of one additional share for every share of our common stock held on that date. The additional shares resulting from the stock split were distributed on August 24, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Our current business strategy is not to use derivative instruments and we expect the adoption of SFAS 133 to have an immaterial impact on us.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We adopted SAB 101 in the fourth quarter of 2000. Such adoption did not have a material effect on our financial condition or results of operations.

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. We are in compliance with the provisions of FIN 44.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    We invest our excess cash in interest-bearing investment-grade securities that we hold for the duration of the term of the respective instrument. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the investment-grade securities we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        ALBANY MOLECULAR RESEARCH, INC.

                                                                PAGE
                                                              --------
Report of Independent Accountants...........................     26

Independent Auditors' Report................................     27

Consolidated Statements of Income for the Years Ended
  December 31, 1998, 1999 and 2000..........................     28

Consolidated Balance Sheets at December 31, 1999 and 2000...     29

Consolidated Statements of Stockholders' Equity and
  Comprehensive Income for the Years Ended December 31,
  1998, 1999 and 2000.......................................     30

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1999 and 2000..........................     31

Notes to Consolidated Financial Statements..................     32

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Albany Molecular Research, Inc.

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Albany Molecular Research, Inc. and its subsidiary at December 31, 2000 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Albany, New York
February 15, 2001

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Albany Molecular Research, Inc.:

    We have audited the accompanying consolidated balance sheet of Albany Molecular Research, Inc. and subsidiary as of December 31, 1999, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the years ended December 31, 1999 and December 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for the years ended
December 31, 1999 and December 31, 1998. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Albany Molecular Research, Inc. and subsidiary as of December 31, 1999, and the results of their operations and their cash flows for the years ended
December 31, 1999 and December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            /s/ KPMG LLP

Albany, New York
February 4, 2000

                        ALBANY MOLECULAR RESEARCH, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Net contract revenue........................................  $ 13,649   $ 22,027   $ 37,377
Non-recurring licensing fees, milestones and royalties......     8,069         --         --
Recurring royalties.........................................    11,576     21,444     29,226
                                                              --------   --------   --------
    Total revenue...........................................    33,294     43,471     66,603
                                                              --------   --------   --------

Cost of contract revenue....................................     7,734     12,491     20,859
Technology incentive award..................................     1,822      2,132      2,921
Research and development....................................     1,782      1,827      2,435
Selling, general and administrative.........................     5,109      6,873      7,966
                                                              --------   --------   --------
    Total operating expenses................................    16,447     23,323     34,181
                                                              --------   --------   --------

Income from operations......................................    16,847     20,148     32,422

Other income (expense):
Equity in income (loss) of unconsolidated affiliates........        --        (98)       552
Interest expense............................................      (381)      (158)       (28)
Interest income.............................................       419      2,158      4,549
Realized gain (loss) on sale of investment securities.......        --        (66)         3
Other income (expense), net.................................       (37)       (15)       184
                                                              --------   --------   --------
    Total other income, net.................................         1      1,821      5,260
                                                              --------   --------   --------

Income before income tax expense............................    16,848     21,969     37,682

Income tax expense..........................................     6,351      8,195     14,089
                                                              --------   --------   --------

Net income..................................................  $ 10,497   $ 13,774   $ 23,593
                                                              ========   ========   ========

Basic earnings per share....................................  $   0.46   $   0.51   $   0.78

Diluted earnings per share..................................  $   0.41   $   0.46   $   0.74

          See Accompanying Notes to Consolidated Financial Statements

                        ALBANY MOLECULAR RESEARCH, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 2000
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  2,673   $124,498
  Short-term investment.....................................     1,000         --
  Accounts receivable (net of allowance for doubtful
    accounts of $0 at December 31, 1998 and $110,000 at
    December 31, 1999 and 2000).............................     4,222      7,952
  Current installment of notes receivable--related party....        20         20
  Royalty income receivable.................................     5,382      7,827
  Investment securities, available-for-sale.................    21,172     27,526
  Inventory.................................................     1,116      1,606
  Unbilled services.........................................        76         53
  Income tax prepayments....................................     3,080         --
  Prepaid expenses and other current assets.................       845      1,680
                                                              --------   --------
      Total current assets..................................    39,586    171,162
                                                              --------   --------
Property and equipment, net.................................    15,879     30,914
                                                              --------   --------
Other assets:
  Intangible assets and patents, net........................       332      2,721
  Notes receivable, excluding current installment--related
    party...................................................        40         20
  Deferred income taxes.....................................     1,329         --
  Equity investment in unconsolidated affiliates............    15,033     16,281
  Convertible subordinated debentures from unconsolidated
    affiliate...............................................    15,000     16,436
  Other assets..............................................     1,043      1,032
                                                              --------   --------
      Total other assets....................................    32,777     36,490
                                                              --------   --------
      Total assets..........................................  $ 88,242   $238,566
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    804   $  2,591
  Unearned income...........................................     1,480      1,011
  Customer deposits.........................................       278        595
  Accrued compensation......................................     1,948      2,883
  Accrued expenses..........................................       557      1,299
  Income taxes payable......................................        --      1,443
  Current installments of long-term debt....................        87          5
                                                              --------   --------
      Total current liabilities.............................     5,154      9,827
Long-term liabilities:
  Long-term debt, excluding current installments............       168        120
  Deferred income taxes.....................................        --         86
                                                              --------   --------
Total liabilities...........................................     5,322     10,033
                                                              --------   --------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value, authorized 2,000,000
    shares, none issued or outstanding......................        --         --
  Common stock, $0.01 par value, authorized 50,000,000
    shares; issued and outstanding 29,187,118 shares in 1999
    and 32,785,913 in 2000..................................       292        328
Additional paid-in capital..................................    56,927    178,871
Retained earnings...........................................    25,716     49,309
Accumulated other comprehensive income (loss), net..........       (15)        25
                                                              --------   --------
      Total stockholders' equity............................    82,920    228,533
                                                              --------   --------
      Total liabilities and stockholders' equity............  $ 88,242   $238,566
                                                              ========   ========

          See Accompanying Notes to Consolidated Financial Statements.

                        ALBANY MOLECULAR RESEARCH, INC.
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                 (IN THOUSANDS)

                                                    COMMON STOCK
                                                 -------------------                            ACCUMULATED
                                                  NUMBER     $0.01     ADDITIONAL                  OTHER
                                     PREFERRED      OF        PAR       PAID-IN     RETAINED   COMPREHENSIVE    TREASURY
                                       STOCK      SHARES     VALUE      CAPITAL     EARNINGS       INCOME        STOCK
                                     ---------   --------   --------   ----------   --------   --------------   --------
Balances at January 1, 1998........     $ 1       22,770      $228      $  8,071    $ 1,445         $ 54        $    --
Comprehensive income:
  Net income.......................      --           --        --            --     10,497           --             --
Unrealized gain on investment
  securities, available-for-sale,
  net of taxes.....................                                                                   12
    Total comprehensive income.....
  Purchase of 2,263,806 shares for
    treasury stock.................                                                                             (10,061)
  Issuance of common stock in
    connection with stock option
    plan...........................                  596         6           185
  Tax benefit from exercise of
    stock options..................                                          742
  Sale of common stock, net of
    issuance expenses of $6........                  177         2         1,642
                                        ---       ------      ----      --------    -------         ----        --------
Balances at December 31, 1998......       1       23,543       236        10,640     11,942           66        (10,061)
Comprehensive income:
  Net income.......................                                                  13,774
  Unrealized (loss) on investment
    securities, available-for-sale,
    net of taxes...................                                                                  (81)
    Total comprehensive income.....
  Conversion of 100,000 shares of
    preferred stock................      (1)          90        --             1         --           --             --
  Issuance of common stock in
    connection with stock option
    plan...........................      --        2,188        22         1,790
  Tax benefit from exercise of
    stock options..................                                        3,204
  Sale of 3,366,194 shares of
    common stock and reissuance of
    2,263,806 shares of treasury
    stock, net of issuance expense
    of $971........................                3,366        34        41,292                                 10,061
                                        ---       ------      ----      --------    -------         ----        --------
Balances at December 31, 1999......               29,187       292        56,927     25,716          (15)            --
Comprehensive income:
  Net income.......................                                                  23,593
  Unrealized gain on investment
    securities, available-for-sale,
    net of taxes...................                                                                   40
    Total comprehensive income.....
  Proceeds from issuance of common
    stock, net of issuance costs...                3,000        30       118,587
  Tax benefit from exercise of
    stock options..................                                        1,187
  Issuance of common stock in
    connection with stock option
    plan and ESPP..................                  549         5           832
  Issuance of common stock in
    connection with business
    combination....................      --           50         1         1,338         --           --             --
                                        ---       ------      ----      --------    -------         ----        --------
Balances at December 31, 2000......     $--       32,786      $328      $178,871    $49,309         $ 25        $    --
                                        ===       ======      ====      ========    =======         ====        ========


                                                 COMPREHENSIVE
                                       TOTAL         INCOME
                                     ---------   --------------
Balances at January 1, 1998........  $   9,799
Comprehensive income:
  Net income.......................     10,497      $ 10,497
Unrealized gain on investment
  securities, available-for-sale,
  net of taxes.....................         12            12
                                                    --------
    Total comprehensive income.....                 $ 10,509
                                                    ========
  Purchase of 2,263,806 shares for
    treasury stock.................    (10,061)
  Issuance of common stock in
    connection with stock option
    plan...........................        191
  Tax benefit from exercise of
    stock options..................        742
  Sale of common stock, net of
    issuance expenses of $6........      1,644
                                     ---------
Balances at December 31, 1998......     12,824
Comprehensive income:
  Net income.......................     13,774      $ 13,774
  Unrealized (loss) on investment
    securities, available-for-sale,
    net of taxes...................        (81)          (81)
                                                    --------
    Total comprehensive income.....                 $ 13,693
                                                    ========
  Conversion of 100,000 shares of
    preferred stock................         --
  Issuance of common stock in
    connection with stock option
    plan...........................      1,812
  Tax benefit from exercise of
    stock options..................      3,204
  Sale of 3,366,194 shares of
    common stock and reissuance of
    2,263,806 shares of treasury
    stock, net of issuance expense
    of $971........................     51,387
                                     ---------
Balances at December 31, 1999......     82,920
Comprehensive income:
  Net income.......................     23,593      $ 23,593
  Unrealized gain on investment
    securities, available-for-sale,
    net of taxes...................         40            40
                                                    --------
    Total comprehensive income.....                 $ 23,633
                                                    ========
  Proceeds from issuance of common
    stock, net of issuance costs...    118,617
  Tax benefit from exercise of
    stock options..................      1,187
  Issuance of common stock in
    connection with stock option
    plan and ESPP..................        837
  Issuance of common stock in
    connection with business
    combination....................      1,339
                                     ---------
Balances at December 31, 2000......  $ 228,533
                                     =========

          See Accompanying Notes to Consolidated Financial Statements.

                        ALBANY MOLECULAR RESEARCH, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1998       1999       2000
                                                              --------   --------   ---------
Operating activities:
Net income..................................................  $ 10,497   $ 13,774   $  23,593
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................     1,171      1,825       2,413
  Tax benefit of stock option exercises.....................       743      3,204       1,187
  Net realized (gain) loss on sale of investment
    securities..............................................        --         66          (3)
  Net loss on sale of assets................................        44         --          --
  Provision for doubtful accounts...........................       (30)       165          --
  Non-cash interest income..................................        --         --      (1,436)
  Equity in (income) loss of unconsolidated affiliate.......        --         98        (552)
  Provision for deferred taxes..............................      (395)       365       1,349
  Forgiven principal on notes receivable-related party......        20         20          20
Change in operating assets and liabilities, net of business
  combination:
  Increase in accounts receivable...........................      (895)    (1,511)     (3,643)
  Increase in royalty income receivable.....................    (3,256)    (2,126)     (2,445)
  Increase in inventory.....................................      (258)      (541)       (490)
  Decrease in unbilled services.............................        88         29          23
  Decrease (increase) in income taxes.......................      (482)    (2,562)      4,533
  Decrease (increase) in prepaid expenses and other current
    assets..................................................      (360)        57        (789)
  Increase (decrease) in accounts payable...................       561       (697)      1,697
  Increase (decrease) in accrued compensation and accrued
    expenses................................................     1,413      1,067       1,278
  Increase (decrease) in customer deposits and other current
    liabilities.............................................       (20)        96         273
  Increase (decrease) in unearned income....................     1,391       (268)       (466)
                                                              --------   --------   ---------
Net cash provided by operating activities...................    10,232     13,061      26,545
                                                              --------   --------   ---------
Investing activities:
  Purchases of investment securities........................       (57)   (40,531)     (6,449)
  Proceeds from sales of investment securities..............        --     21,183          92
  Purchase of equity investment in unconsolidated
    affiliate...............................................        --    (15,131)       (696)
  Purchase of convertible subordinated debenture from
    unconsolidated affiliate................................        --    (15,000)         --
  Purchases of property and equipment.......................   (11,615)    (2,721)    (16,525)
  Purchase of business, net of cash acquired................                             (869)
  Proceeds from sale of equipment...........................        13         --
  Purchase of customer list.................................       (18)        --          --
  Payments for patent application and other related costs...      (201)       (27)        (13)
  Payment for lease deposit.................................        --     (1,000)         --
  Net (increase) decrease in short-term investment..........        --     (1,000)      1,000
                                                              --------   --------   ---------
  Net cash used in investing activities.....................   (11,878)   (54,227)    (23,461)
                                                              --------   --------   ---------
Financing activities:
  Principal payments on long-term debt......................    (2,224)   (15,181)       (838)
  Principal payments under capital lease obligations........        (1)        --          --
  Proceeds from borrowings under long-term debt.............     7,000        500         125
  Payment to acquire treasury shares........................    (2,126)        --          --
  Proceeds from sale of common stock, net...................     1,735     53,200     119,454
                                                              --------   --------   ---------
Net cash provided by financing activities...................     4,384     38,519     118,741
                                                              --------   --------   ---------
Increase (decrease) in cash and cash equivalents............     2,738     (2,647)    121,825
Cash and cash equivalents at beginning of period............     2,582      5,320       2,673
                                                              --------   --------   ---------
Cash and cash equivalents at end of period..................  $  5,320   $  2,673   $ 124,498
                                                              ========   ========   =========
Supplemental disclosure of non-cash investing and financing
  activities:
  Purchase of treasury stock through issuance of long-term
    debt....................................................  $  7,936   $     --   $      --
  Common stock issued for purchase of customer list.........  $    100   $     --   $      --
  Common stock issued for relocation incentive..............  $    200   $     --   $      --
  Increase (decrease) in net unrealized gain/loss on
    securities available-for-sale, net of tax...............  $     12   $    (82)  $      40
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest................................................  $    382   $    158   $      28
    Income taxes............................................  $  6,209   $  7,188   $   9,669

          See Accompanying Notes to Consolidated Financial Statements.

                        ALBANY MOLECULAR RESEARCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1999 AND 2000

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

    Albany Molecular Research, Inc. (the "Company") is a leading chemistry research and drug discovery and development company focused on applications for the pharmaceutical, biotechnology, and life sciences industries. The Company offers services traditionally provided by chemistry divisions within pharmaceutical and biotechnology companies, including drug discovery, medicinal chemistry, chemical development, analytical chemistry services and small-scale and pilot plant manufacture and active ingredient bulk manufacturing. The Company also conducts proprietary research and development which may lead to the Company receiving up-front service fees and milestone payments for advancing new products as well as royalties for new drugs successfully reaching the market.

    On February 4, 2000 the Company completed its acquisition of the assets of American Advanced Organics, Inc. (AAO) of Syracuse, New York (renamed the Syracuse Research Center). The Company's Syracuse Research Center specializes in the production of pharmaceutical intermediates in quantities ranging from a few grams to multi-kilogram batches. The Syracuse Research Centers expertise is in the rapid development and implementation of procedures with a focus on delivering high quality products on or before their scheduled delivery date. See
Note 2 for discussion of the Company's acquisition of AAO.

    On December 21, 1999, the Company completed a $30,000 strategic investment in Organichem Corporation (formerly the Rensselaer, New York-based chemical manufacturing facilities of Nycomed Amersham). Organichem Corporation operates a chemical manufacturing facility in Rensselaer, New York, and performs large-scale manufacturing of pharmaceutical intermediates and active ingredients. See note 3 for discussion of the Company's equity and other investments in Organichem Corporation.

    On October 19, 1999, the Company completed a merger with EnzyMed, Inc. (EnzyMed), an Iowa-based provider of combinatorial biocatalysis discovery services (renamed the Biocatalysis Division). Utilizing its proprietary combinatorial biocatalysis technology, EnzyMed specializes in the discovery, optimization, and derivatization of pharmaceutical and agrochemical lead compounds. EnzyMed's proprietary technology employs enzymatic and microbial transformations of core structures to create novel derivatives, which otherwise might not be accessible via traditional chemical syntheses, for screening and development in an iterative fashion. This technology has its most immediate application in the pharmaceutical, animal health, and agrochemical industries.

BASIS OF PRESENTATION:

    The consolidated financial statements include the accounts of Albany Molecular Research, Inc. and its wholly-owned subsidiary, Albany Molecular Research Export, Inc. All intercompany balances and transactions have been eliminated during consolidation. The Company has not reported segment information because the Company operates in only one business segment. The Company's 39.2% investment in Organichem Corporation (see note 3) is accounted for using the equity method of accounting.

    The Company's acquisition of AAO on February 4, 2000 has been accounted for as a purchase business combination as further discussed in Note 2. Accordingly, the operating results of the Syracuse

                        ALBANY MOLECULAR RESEARCH, INC.

                        DECEMBER 31, 1998, 1999 AND 2000

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Research Center have been included in the Company's results of operation from the date of acquisition.

    The Company's merger with EnzyMed on October 19, 1999 has been accounted for as a pooling of interests. Accordingly, all prior period consolidated financial statements have been restated to include the results of operations, financial position and cash flows of EnzyMed.

    It is the Company's policy to reclassify prior year consolidated financial statements to conform to the current year presentation.

REVENUE RECOGNITION:

    The Company recognizes net revenue from its full-time equivalent and time and materials contracts on a per diem basis as work is performed and fixed fee contracts as projects are completed or on a percentage-of-completion basis, depending on the length of the project. In general, contract provisions include predetermined payment schedules, or the submission of appropriate billing detail establishing prerequisites for billings. Unbilled services arise when services have been rendered under these contracts but customers have not been billed. Similarly, unearned income represents prebilling for services that have not yet been performed. Any losses on contracts are recorded when they are determinable and estimable.

    The Company recognizes revenue from licensing fees, milestones and royalties when the earnings process has been deemed completed and any uncertainties or contingencies regarding potential revenue have been resolved.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENT:

    Cash equivalents consist of money market accounts and overnight deposits. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

    The Company's short-term investment at December 31, 1999 consisted of a certificate of deposit which matured on June 26, 2000.

INVENTORIES:

    Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist primarily of organic chemicals used as raw materials in the research and production process.

INVESTMENT SECURITIES:

    The Company accounts for its investment securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investment securities consist of state and political subdivision obligations, corporate debt

                        ALBANY MOLECULAR RESEARCH, INC.

                        DECEMBER 31, 1998, 1999 AND 2000

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) obligations, and bond mutual funds, with the Company holding all of these securities as available-for-sale.

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

PROPERTY AND EQUIPMENT:

    Property and equipment are recorded at cost. Expenditures for maintenance and repairs are expensed when incurred.

    Depreciation is determined using the straight-line method over the estimated useful lives of the individual assets. Accelerated methods of depreciation have been used for income tax purposes.

    The Company provides for depreciation of property and equipment over the following estimated useful lives:

Laboratory equipment and fixtures...........................       7-18 years
Office equipment............................................       3-7 years
Leasehold improvements......................................       18 years
Buildings...................................................       25 years

IMPAIRMENT OF LONG LIVED ASSETS:

    Long-lived assets and certain identified intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposal. Measurement of an impairment loss for long-lived assets and certain identified intangible assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets and certain identified intangible assets to be disposed of are reported at the lower of carrying amount of fair value less costs to sell.

PATENTS AND PATENT APPLICATION COSTS:

    The costs of patents issued and acquired are being amortized on the straight-line method over the estimated remaining lives of the issued patents, generally 17 years. Patent application and processing costs are capitalized and will be amortized over the estimated life once a patent is acquired or expensed in the period the patent application is denied.

    Accumulated amortization at December 31, 1999 and 2000 was $18 and $23, respectively.

                        ALBANY MOLECULAR RESEARCH, INC.

                        DECEMBER 31, 1998, 1999 AND 2000

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
LICENSING RIGHTS:

    Licensing costs are accumulated and amortized once the license agreement is executed. The costs of licensing rights are being amortized on the straight-line method over the term of the license agreement. Licensing costs are written off in the period the licensing rights are canceled or are determined not to provide future benefits.

    Accumulated amortization at December 31, 1999 and 2000 was $12 and $12, respectively.

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

STOCK-BASED COMPENSATION:

    The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded only if the current market price of the underlying stock exceeded the exercise price. Any compensation expense would be recognized over the vesting period.

EARNINGS PER SHARE:

    Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.

                        ALBANY MOLECULAR RESEARCH, INC.

                        DECEMBER 31, 1998, 1999 AND 2000

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company (such as stock options).

    The following tables provide calculations of basic and diluted earnings per share calculations:

                                 YEAR ENDED DECEMBER 31, 1998         YEAR ENDED DECEMBER 31, 1999
                              ----------------------------------   ----------------------------------
                                            WEIGHTED                             WEIGHTED
                                            AVERAGE    PER SHARE                 AVERAGE    PER SHARE
                              NET INCOME     SHARES     AMOUNT     NET INCOME     SHARES     AMOUNT
                              -----------   --------   ---------   -----------   --------   ---------
Basic earnings per share....    $10,497      22,696      $0.46       $13,774      27,132      $0.51
                                                         =====                                =====
Dilutive effect of stock
  options...................         --       2,761                       --       2,502
Dilutive effect of assumed
  preferred stock
  conversion................         --          90
                                -------      ------                  -------      ------
Diluted earnings per
  share.....................    $10,497      25,547      $0.41       $13,774      29,634      $0.46
                                =======      ======      =====       =======      ======      =====

                                 YEAR ENDED DECEMBER 31, 2000
                              ----------------------------------
                                            WEIGHTED
                                            AVERAGE    PER SHARE
                              NET INCOME     SHARES     AMOUNT
                              -----------   --------   ---------
Basic earnings per share....    $23,593      30,363      $0.78
                                                         =====
Dilutive effect of stock
  options...................         --       1,700
Dilutive effect of assumed
  preferred stock
  conversion................         --
                                -------      ------
Diluted earnings per
  share.....................    $23,593      32,063      $0.74
                                =======      ======      =====

USE OF MANAGEMENT ESTIMATES:

    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results can vary from these estimates.

RECENT ACCOUNTING PRONOUNCEMENTS:

    In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The Company's current business strategy is not to use derivative instruments and the Company expects the adoption of SFAS 133 to have an immaterial impact on the Company.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "SAB 101," "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in the fourth quarter of 2000 and such adoption did not have a material effect on the Company's financial condition, results of operations or cash flows.

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the

                        ALBANY MOLECULAR RESEARCH, INC.

                        DECEMBER 31, 1998, 1999 AND 2000

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company is in compliance with the provisions of FIN 44.

2. BUSINESS COMBINATION

    On February 4, 2000, the Company consummated its acquisition of American Advanced Organics, Inc. (AAO) of Syracuse, New York, for approximately $1,000 in cash and $1,300 in common stock (50,000 shares) and stock options of the Company. The Company also assumed approximately $740 in liabilities. In addition to the $2,300 purchase price, the former AAO stockholders may also receive up to $800 in future payments based upon AAO's financial performance, operating as a division of the Company, in 2001 and 2002. Subsequent to December 31, 2000, $500 was paid to the former AAO stockholders. The excess purchase price over the net assets acquired, which approximated $2,100 is being amortized over fifteen years. Amortization expense for the year ended December 31, 2000 was approximately $132. Pro forma information has not been provided because the acquisition is immaterial.

3. INVESTMENT IN ORGANICHEM

    (a) Stock Purchase Agreement

    On December 21, 1999, the Company completed an equity method investment in Organichem Corporation ("Organichem"), pursuant to a Stock Purchase Agreement and purchased convertible subordinated debentures of Organichem pursuant to a Debenture Purchase Agreement. Under the terms of the Stock Purchase Agreement, the Company acquired shares of common stock of Organichem representing 37.5% of Organichem's outstanding common stock, for an aggregate purchase price of $15,131, which included direct costs of $131 attributable to the Organichem equity investment. During 2000, Organichem purchased a portion of its common stock into treasury, increasing the Company's ownership interest in Organichem to 39.2%. As a result, the Company recorded a one time benefit to earnings of $159,500, net of taxes of $97,700.

    The Company has recorded its investment using the equity method of accounting and, accordingly, has recorded the Company's proportionate share of Organichem's income, as adjusted for intercompany interest, for the period since the initial investment through December 31, 2000, and by amortizing the excess cost of its investment in the common stock over the underlying equity in the net assets of Organichem.

    The acquisition cost exceeded the Company's share of the underlying equity in net assets of Organichem by $9,375, which is being amortized over a period of 25 years.

    The Stock Purchase Agreement also incorporates a Put/Call Agreement among the Company, Organichem and its stockholders that permits the Company to purchase, at the Company's option, all of the outstanding shares of common stock of Organichem within 90 days subsequent to the year

                        ALBANY MOLECULAR RESEARCH, INC.

                        DECEMBER 31, 1998, 1999 AND 2000

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. INVESTMENT IN ORGANICHEM (CONTINUED)
ending December 31, 2002. The purchase price is to be determined based on Organichem's earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the Put/Call Agreement, for the year ending
December 31, 2002, with a minimum and maximum specified purchase price of $15,000 and $30,000, respectively. In the event that the Company does not exercise its call option, Organichem stockholders may require the Company to purchase all of the outstanding shares of common stock of Organichem within 60 days subsequent to the year ending December 31, 2003. The purchase price under the put option is to be determined consistent with that specified under the above call option, with the exception that the EBITDA, as defined, shall be based on Organichem's results for the year ending December 31, 2003.

    Summarized financial information of Organichem as of December 21, 1999, prior to any investment by the Company, and as of and for the year ended December 31, 2000 is as follows:

                                                      DECEMBER 21,   DECEMBER 31,
                                                          1999           2000
                                                      ------------   ------------
Current assets......................................     $29,921        $25,046
Property, plant and equipment, net..................      52,122         43,306
Total assets........................................      82,043         68,954
Current liabilities.................................       4,930         17,970
Other liabilities...................................       2,553         19,156
Total equity........................................      74,560         15,391
Total liabilities and equity........................      82,043         68,954

Net sales...........................................     $    --        $56,614
Gross profit........................................          --         12,827
Operating (loss) income.............................        (431)         7,241
Net (loss) income...................................        (259)         1,775

    During the period from December 21, 1999 (date of initial investment) through December 31, 1999, Organichem had no net sales or gross profit since this period corresponded with the company's annual plant-wide shut-down.

    (b) Debenture Purchase Agreement

    Under the terms of the Debenture Purchase Agreement, the Company purchased convertible subordinated debentures ("Debentures") for an aggregate purchase price of $15,000. The Debentures mature on December 21, 2005 and may be converted into 37.5% of the outstanding common stock of Organichem, on a fully diluted basis.

    The Debentures bear interest, payable semi-annually, on the unpaid principal amount at margins over specified fixed or variable London Interbank Offer Rate ("LIBOR") as provided for within the Company's credit agreement with Organichem (9.375% and 9.395% at December 31, 1999 and 2000, respectively). The agreement provided that the interest payable under the Debentures through December 21, 2000 shall be added to the principal of the Debenture, with semi-annual cash interest payments to begin subsequent to December 21, 2000, provided that Organichem is in compliance with the financial covenants of its credit agreement. Accrued interest through December 21, 2000 totalling

                        ALBANY MOLECULAR RESEARCH, INC.

                        DECEMBER 31, 1998, 1999 AND 2000

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. INVESTMENT IN ORGANICHEM (CONTINUED)
$1,436 was added to the principal of the Debentures. In addition, pursuant to the terms of the Debenture Purchase Agreement, the Company and Organichem have agreed that in the event that either the aforementioned put or call options are exercised, 62.5% of the accrued interest not paid by Organichem as of the date of the put or call exercise shall be applied to reduce the purchase price as determined under the Put/Call Agreement. Accrued interest receivable from Organichem at December 31, 2000 totaled $47.

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

4. INVESTMENT SECURITIES, AVAILABLE-FOR-SALE

    The amortized cost, gross unrealized gains, gross unrealized losses and fair value for available-for-sale investment securities by major security type were as follows:

                                                                 DECEMBER 31, 1999
                                         ------------------------------------------------------------------
                                                               GROSS               GROSS
                                         AMORTIZED COST   UNREALIZED GAINS   UNREALIZED LOSSES   FAIR VALUE
                                         --------------   ----------------   -----------------   ----------
Obligations of states and political
  subdivisions.........................     $ 1,674             $31                 $ (4)          $ 1,701
Corporate debt obligations.............      19,441               1                  (60)           19,382
Bond mutual funds......................          89              --                   --                89
                                            -------             ---                 ----           -------
                                            $21,204             $32                 $(64)          $21,172
                                            =======             ===                 ====           =======

                                                                 DECEMBER 31, 2000
                                         ------------------------------------------------------------------
                                                               GROSS               GROSS
                                         AMORTIZED COST   UNREALIZED GAINS   UNREALIZED LOSSES   FAIR VALUE
                                         --------------   ----------------   -----------------   ----------
Obligations of states and political
  subdivisions.........................     $ 1,674             $ 60                $ --           $ 1,734
Corporate debt obligations.............      25,693              100                  (1)           25,792
                                            -------             ----                ----           -------
                                            $27,367             $160                $ (1)          $27,526
                                            =======             ====                ====           =======

    Proceeds from the sale of an available-for-sale investment security were $92 in 2000, resulting in a realized gain of $3. Proceeds from the sales of available-for-sale investment securities were $21,183 for 1999, resulting in realized losses of $66.

                        ALBANY MOLECULAR RESEARCH, INC.

                        DECEMBER 31, 1998, 1999 AND 2000

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4. INVESTMENT SECURITIES, AVAILABLE-FOR-SALE (CONTINUED)

    Maturities of corporate debt obligations and obligations of states and political subdivisions classified as available-for-sale at December 31, 2000 were as follows:

                                             AMORTIZED COST         FAIR VALUE
                                             --------------         -----------
Due less than one year.....................     $24,944               $25,047
Due after one year through five years......       1,674                 1,691
Due after five years through ten years.....         547                   575
Due after ten years........................         202                   213
                                                -------               -------
                                                $27,367               $27,526
                                                =======               =======

5. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                              DECEMBER 31,
                                                         -----------------------
                                                           1999           2000
                                                         --------       --------
Laboratory equipment and fixtures......................  $12,636        $19,547
Office equipment.......................................    2,474          3,576
Leasehold improvements.................................    4,615          9,771
Construction-in-progress...............................      367          1,223
Buildings..............................................       --          2,985
Land...................................................       --            212
                                                         -------        -------
                                                          20,092         37,314
Less accumulated depreciation..........................   (4,213)        (6,400)
                                                         -------        -------
                                                         $15,879        $30,914
                                                         =======        =======

    Depreciation expense of property and equipment was $1,128, $1,708 and $2,207 for the years ended December 31, 1998, 1999 and 2000, respectively.

6. LONG-TERM DEBT

    The Company has a revolving line of credit agreement ("Credit Agreement") with a bank enabling the Company to borrow up to $25,000. The initial proceeds of the revolving line of credit were used to refinance an existing debt facility with another bank and for general corporate purposes.

    The Credit Agreement provides for an initial draw period in the form of a revolving line of credit from the date of the note through June 30, 2001. At that date, the outstanding principal balance, if any, will be converted to a term loan. The term loan will be repayable in sixty equal monthly installments plus any accrued interest through June 30, 2006. The interest rates on the outstanding borrowings are paid monthly and are at either the bank's prime rate less 2% or LIBOR plus 0.5%, at the Company's option. Any outstanding borrowings under the Credit Agreement are collateralized by a general lien on all assets except certain patents as defined in the Credit Agreement.

                        ALBANY MOLECULAR RESEARCH, INC.

                        DECEMBER 31, 1998, 1999 AND 2000

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6. LONG-TERM DEBT (CONTINUED)
    The Credit Agreement provides for various covenants, including requirements for the Company to maintain defined financial ratios and the prohibition against any additional debt, other than in the normal course of business, exceeding $500 in the aggregate, at any time.

    At December 31, 1999 and 2000, the Company had no outstanding indebtedness and borrowing availability of $25,000 under the Credit Agreement.

    Long-term debt is comprised as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Loan payable to economic development authority in monthly
  installments of $1 through April 2005 including interest.
  $95 of the loan may be forgiven if certain employment
  targets are met...........................................    $ --       $125
Note payable to equipment financing company in monthly
  installments of $5 through May 2002, plus interest at
  14.3%.....................................................     132         --
Note payable to equipment financing company in monthly
  installments of $5 through July 2002, plus interest at
  15.1%.....................................................     123         --
                                                                ----       ----
                                                                 255        125
Less current portion........................................      87          5
                                                                ----       ----
                                                                $168       $120
                                                                ====       ====

    The aggregate maturities of long-term debt subsequent to December 31, 2000 are as follows:

2001........................................................    $  5
2002........................................................      12
2003........................................................      12
2004........................................................      12
2005........................................................      84
                                                                ----
                                                                $125
                                                                ====

                        ALBANY MOLECULAR RESEARCH, INC.

                        DECEMBER 31, 1998, 1999 AND 2000

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7. INCOME TAXES

    Income tax expense (benefit) consists of the following:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Current:
  Federal...................................................   $6,363     $6,880    $12,147
  State.....................................................      383        950        593
                                                               ------     ------    -------
                                                                6,746      7,830     12,740
                                                               ------     ------    -------
Deferred:
  Federal...................................................     (530)       155      1,190
  State.....................................................      135        210        159
                                                               ------     ------    -------
                                                                 (395)       365      1,349
                                                               ------     ------    -------
                                                               $6,351     $8,195    $14,089
                                                               ======     ======    =======

    The differences between income tax expense and income taxes computed using a federal statutory rate of 35% for the years ended December 31, 1998, 1999 and 2000, were as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Pre-tax income at statutory rate............................   $5,897     $7,689    $13,188
Increase (reduction) in taxes resulting from:
  Tax-free interest income..................................      (31)      (102)       (32)
  State taxes, net of federal benefit.......................      336        754        489
  Research and experimentation credit.......................      (70)        --         --
  Other, net................................................      219       (146)       444
                                                               ------     ------    -------
                                                               $6,351     $8,195    $14,089
                                                               ======     ======    =======

                        ALBANY MOLECULAR RESEARCH, INC.

                        DECEMBER 31, 1998, 1999 AND 2000

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7. INCOME TAXES (CONTINUED)
    The tax effects of temporary differences giving rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                1999           2000
                                                              --------       --------
Deferred tax assets:
  Non-deductible accruals...................................  $    76        $   125
  Non-deductible amortization...............................       41            150
  Non-deductible lease costs................................       67             59
  Inventory.................................................       12            196
  Interest..................................................       --            157
  Other.....................................................       --             21
  Research and experimentation credit carryforwards.........      174            174
  Net operating loss carryforwards..........................    2,488          2,100
                                                              -------        -------
      Deferred tax assets...................................    2,858          2,982
Deferred tax liabilities:
  Property and equipment depreciation differences
    (accelerated depreciation for tax purposes).............   (1,539)        (2,527)
  Non-taxable equity earnings...............................       --           (483)
                                                              -------        -------
      Net deferred tax asset (liability)....................  $ 1,319        $   (30)
                                                              =======        =======

    The preceding table does not include the deferred tax asset (liability) of $10 and $(56) at December 31, 1999 and 2000, associated with the Company's unrealized gain (loss) on investment securities, available-for-sale, discussed in note 4.

    The Company's net operating loss carryforwards begin to expire in 2015. As a result of the change in control related to the EnzyMed merger, the Company's use of the net operating loss carryforwards is limited to approximately $1,000 per year.

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

                        ALBANY MOLECULAR RESEARCH, INC.

                        DECEMBER 31, 1998, 1999 AND 2000

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8. STOCKHOLDERS' EQUITY

    On October 5, 2000, the Company completed a follow-on offering of its common stock by issuing 3,000 shares at a price of $42.25 per share, less the underwriters discount of $7,290. The net proceeds of the offering, after deducting applicable direct offering costs of $843 were $118,617. A portion of the net proceeds have been used in the acquisition of New Chemical Entities, Inc. (See Note 16).

    On July 20, 2000 the Board of Directors approved a 2-for-1 split of the Company's common stock to stockholders of record as of August 8, 2000. All shares and per share information included in the accompanying consolidated financial statements have been restated to reflect the stock splits.

    On February 4, 1999, in connection with the Company's initial public offering of common stock, the Company converted 100 shares of its outstanding preferred stock in a ratio of twenty (20) preferred shares to nine (9) common shares. For purposes of diluted earnings per share for the year ended
December 31, 1998, all preferred shares were assumed converted to their common stock equivalents.

    On February 4, 1999, the Company completed the initial public offering of its common stock by issuing 5,630 shares, 630 of which were issued pursuant to an underwriters' over-allotment provision, at a price of $10.00 per share. Prior to the offering, there was no public market for the Company's common stock. The net proceeds of the offering, after deducting applicable direct offering costs of $971, were $51,388. The net proceeds were used by the Company to repay outstanding indebtedness under the revolving line of credit agreement, certain promissory notes issued in connection with the Company's repurchase of 2,264 shares of common stock from the former CFO and the equity investment in and purchase of the convertible subordinated debentures from Organichem.

    On October 28, 1998, the Company entered into a severance agreement with its former chief financial officer ("Former CFO"). The Former CFO agreed to exchange all of his outstanding shares and the shares that were represented by all of his outstanding stock options for a purchase price of approximately $10,000. In total, the Company repurchased 2,264 shares of common stock. These treasury shares, along with 3,366 of shares not previously issued, were sold during the Company's February 1999 initial public offering.

    The Company's 1998 Employee Stock Purchase Plan (the "Plan") was adopted during August 1998. Up to 600 shares of common stock may be issued under the Plan, which is administered by the Compensation Committee of the Board of Directors. It established two stock offering periods per calendar year, the first beginning on January 1 and ending on June 30, and the second beginning on July 1 and ending December 31. All employees who work more than 20 hours per week are eligible for participation in the Plan. Employees who are deemed to own greater than 5% of the combined voting power of all classes of stock of the Company are not eligible for participation in the Plan.

    During each offering, an employee may purchase shares under the Plan by authorizing payroll deductions up to 10% of their cash compensation during the offering period. The maximum number of shares to be issued to any single employee during an offering period is limited to one thousand. At the end of the offering period, the accumulated payroll deductions will be used to purchase common stock on the last business day of the offering period at a price equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the years ended December 31, 1999 and 2000 employees purchased 8 and 23 shares, respectively.

                        ALBANY MOLECULAR RESEARCH, INC.

                        DECEMBER 31, 1998, 1999 AND 2000

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8. STOCKHOLDERS' EQUITY (CONTINUED)
    The Company has a Stock Option Plan, through which the Company may issue incentive stock options or non-qualified stock options. Incentive stock options granted to employees may not be granted at prices less than 100 percent of the fair market value of the Company's common stock at the date of option grant. Non-qualified stock options may be granted to employees, directors, advisors, consultants and other key persons of the Company at prices established at the date of grant, and may be less than the fair market value at the date of grant. All incentive stock options may be exercised at any time, after vesting, over a ten-year period subsequent to the date of grant. Incentive stock options generally vest over five years, with a 60% vesting occurring at the end of the third anniversary of the grant date. Non-qualified stock option vesting terms are established at the date of grant, but shall have a duration of not more than ten years.

    Following is a summary of the status of stock option programs during 1998, 1999 and 2000 and 2000:

                                                                  YEAR ENDED DECEMBER 31,
                                             ------------------------------------------------------------------
                                                     1998                   1999                   2000
                                             --------------------   --------------------   --------------------
                                                         WEIGHTED               WEIGHTED               WEIGHTED
                                             NUMBER OF   EXERCISE   NUMBER OF   EXERCISE   NUMBER OF   EXERCISE
                                              SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                             ---------   --------   ---------   --------   ---------   --------
Outstanding, beginning of year.............    4,256      $0.88       4,032      $ 1.31      2,183      $ 3.23
  Granted..................................      494       3.84         331       10.00        572       26.72
  Exercised................................     (592)      0.31      (2,170)       0.83       (532)       1.37
  Forfeited................................     (126)      1.37         (10)       6.51       (111)      11.34
                                               -----      -----      ------      ------      -----      ------
Outstanding, end of year...................    4,032      $1.31       2,183      $ 3.09      2,112      $ 9.56
                                               =====      =====      ======      ======      =====      ======
Options exercisable, end of year...........    2,816                    838                    817
                                               =====                 ======                  =====
Weighted-average fair value of options
  granted during the year..................               $0.94                  $ 4.25                 $26.51
                                                          =====                  ======                 ======

                        ALBANY MOLECULAR RESEARCH, INC.

                        DECEMBER 31, 1998, 1999 AND 2000

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8. STOCKHOLDERS' EQUITY (CONTINUED)
    The following table summarizes information about stock options outstanding as of December 31, 1999:

                                                  OUTSTANDING OPTIONS
                                          -----------------------------------        EXERCISABLE OPTIONS
                                          WEIGHTED-AVERAGE                      ------------------------------
     RANGE OF OPTION          NUMBER         REMAINING       WEIGHTED-AVERAGE     NUMBER      WEIGHTED-AVERAGE
     EXERCISE PRICES        OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
--------------------------  -----------   ----------------   ----------------   -----------   ----------------
$0.06-0.07................        89      3.8 years               $ 0.07             89            $ 0.07
$0.28.....................       108      3.9 years                 0.28            108              0.28
$0.56.....................       180      5.5 years                 0.56            180              0.56
$0.92-1.24................       233      5.9 years                 1.02            211              1.03
$1.49-1.80................       775      7.5 years                 1.65             53              1.54
$2.46-2.90................       176      8.1 years                 2.73            109              2.90
$4.44.....................       319      8.6 years                 4.44             82              4.44
$10.00-14.63..............       291      9.0 years                10.35              6             10.25
$15.02-15.57..............        12      5.3 years                15.09             --                --
                               -----                                                ---
                               2,183                                                838
                               =====                                                ===

    The following summarizes information about stock options outstanding as of December 31, 2000:

                                                  OUTSTANDING OPTIONS
                                          -----------------------------------        EXERCISABLE OPTIONS
                                          WEIGHTED-AVERAGE                      ------------------------------
     RANGE OF OPTION          NUMBER         REMAINING       WEIGHTED-AVERAGE     NUMBER      WEIGHTED-AVERAGE
     EXERCISE PRICES        OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
--------------------------  -----------   ----------------   ----------------   -----------   ----------------
$0.28.....................        58      2.9 years               $ 0.28             58            $ 0.28
$0.56.....................        86      4.6 years                 0.56             86              0.56
$0.92-1.24................       169      5.0 years                 0.99            158              0.99
$1.49-1.80................       618      6.5 years                 1.65            357              1.65
$2.46-2.90................        74      7.3 years                 2.50              7              2.90
$4.44.....................       297      7.6 years                 4.44            142              4.44
$10.00-14.50..............       259      8.1 years                10.06              4             10.25
$15.02-15.56..............        11      3.9 years                15.07              3             15.02
$23.75-35.11..............       507      9.2 years                25.80             --                --
$36.00-54.00..............        23      9.2 years                44.93              2             48.63
$54.59-65.44..............        10      9.9 years                57.70             --                --
                               -----                                                ---
                               2,112                                                817
                               =====                                                ===

                        ALBANY MOLECULAR RESEARCH, INC.

                        DECEMBER 31, 1998, 1999 AND 2000

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8. STOCKHOLDERS' EQUITY (CONTINUED)
    The following are the shares of common stock reserved for issuance and the related exercise prices:

                                                   DECEMBER 31, 1999          DECEMBER 31, 2000
                                                ------------------------   ------------------------
                                                              EXERCISE                   EXERCISE
                                                NUMBER OF    PRICE PER     NUMBER OF    PRICE PER
                                                 SHARES        SHARE        SHARES        SHARE
                                                ---------   ------------   ---------   ------------
Employee Stock Option Plans...................    2,183     $0.06-$15.57     2,112     $0.28-$65.44
Employee Stock Purchase Plan..................        8           $12.81        10           $23.27
                                                  -----                      -----
    Shares reserved for issuance..............    2,191                      2,122
                                                  =====                      =====

    Under SFAS No. 123, "Accounting for Stock Based Compensation," compensation cost for stock option grants would be based on the fair value at the grant date, and the resulting compensation expense would be shown as an expense on the consolidated statements of operations. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro-forma amounts:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Net income:
  As reported...............................................  $10,497    $13,774    $23,593
  Pro forma.................................................  $10,384    $13,469    $22,869
Earnings per share:
  Basic as reported.........................................  $  0.46    $  0.51    $  0.78
  Basic pro forma...........................................  $  0.46    $  0.50    $  0.75
  Diluted as reported.......................................  $  0.41    $  0.46    $  0.74
  Diluted pro forma.........................................  $  0.41    $  0.45    $  0.71

    The per share weighted-average fair value of stock options granted is determined using the Black-Scholes option-pricing model with the following weighted-average assumptions.

                                                        1998       1999       2000
                                                      --------   --------   --------
Expected Life (years):
  ISO...............................................    5           4          4
  Non-qualified.....................................    4           4          4
Interest rate.......................................    4.45%       5.04%      6.48%
Volatility..........................................   --          48.0 %     60.6 %
Dividend yield......................................   --          --         --

9. EMPLOYEE BENEFIT PLAN

    The Company maintains a savings and profit sharing plan under section 401(k) of the Internal Revenue Code covering all eligible employees. Employees must complete six months of service and be

                        ALBANY MOLECULAR RESEARCH, INC.

                        DECEMBER 31, 1998, 1999 AND 2000

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9. EMPLOYEE BENEFIT PLAN (CONTINUED)
over 20.5 years of age as of the plan's entry dates. Participants may contribute up to 15% of their compensation, limited to $10 per annum in 1998 and 1999. The Company currently makes matching contributions equal to 50% of the participant's contributions (up to a limit of 6% of the participant's compensation). In addition, the Company has reserved the right to make discretionary profit sharing contributions to employee accounts. The Company has made no discretionary profit sharing contributions. Employer matching contributions vest at a rate of 20% per year beginning after two years of participation in the plan. Employer matching contributions were $60, $151 and $272 for the years ended December 31, 1998, 1999 and 2000, respectively.

10. LEASE COMMITMENTS

    The Company leases both facilities and equipment used in its operations and classifies those leases as operating leases following the provisions of SFAS No. 13, "Accounting for Leases."

    The Company has a long-term operating lease for its Albany, New York office and laboratory facilities with a shareholder of the Company. The present lease commenced in December 1997 and expires in November 2007, with average monthly rental payments of $30. The lease contains a ten-year renewal option at the option of the Company, with six months' prior notice. The Company currently holds an option to purchase the property for $3,500 in November 2002. During the year ended December 31, 1999, the Company reserved the purchase option on the facility with a $1,000 deposit, which is included in other assets in the accompanying consolidated balance sheet. The Company is responsible for paying the cost of utilities, operating costs, and increases in property taxes.

    The Company leases additional laboratory facilities under separate agreements with non-related parties. The Company also leases various equipment with terms ranging from three to five years.

    Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2000 are as follows:

                                                              RELATED
                                                               PARTY      OTHER      TOTAL
Year ending December 31                                       --------   --------   --------
    2001....................................................    $275      $  880     $1,155
    2002....................................................     275         838      1,113
    2003....................................................     275         699        974
    2004....................................................     275         592        867
    2005....................................................     275         504        779
    Thereafter..............................................     551       2,179      2,730

    Rental expense amounted to approximately $593, $768 and $1,048 during the years ended December 31, 1998, 1999 and 2000, respectively. Included within rent expense was approximately $413, $373 and $275 that was paid to the aforementioned related party of the Company during the years ended December 31, 1998, 1999 and 2000, respectively.

                        ALBANY MOLECULAR RESEARCH, INC.

                        DECEMBER 31, 1998, 1999 AND 2000

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11. RELATED PARTY TRANSACTIONS

    a. Technology Development Incentive Plan

    In 1993, the Company adopted a Technology Development Incentive Plan to provide a method to stimulate and encourage novel innovative technology development. To be eligible to participate, the individual must be an employee of the Company and must be the inventor or co-inventor of novel technology that results in new revenues generated for, or by, the Company. Eligible participants will share in awards based on a percentage of the licensing, royalty or milestone revenue recorded by the Company, as defined by the Plan.

    In 1998, 1999 and 2000, the Company awarded Technology Incentive Compensation to the inventor of the terfenadine carboxylic acid metabolite technology. The inventor is a director, officer and shareholder of the Company. The amounts awarded and included in the consolidated statements of operations for the years ended December 31, 1998, 1999 and 2000 are $1,822, $2,132 and $2,921, respectively. Included in accrued compensation in the accompanying consolidated balance sheets at December 31, 1999 and 2000 are unpaid Technology Development Incentive Compensation awards of $538 and $787, respectively.

    b. Lease Agreement

    As described in note 10, the Company currently has a long-term operating lease for its Albany, New York office and laboratory facilities with a shareholder of the Company.

    c. Notes Receivable

    During January 1998, the Company issued notes receivable to two senior officers of the Company totaling $100. The notes receivable and accrued interest will not be repaid to the Company provided the officers remain in the employ of the Company. If employment is terminated within the five-year period ending December 31, 2002, a pro-rata portion of the principal and interest shall be repaid to the Company.

    d. Note Payable

    In connection with the departure of the Company's former chief financial officer in 1998, the Company repurchased 2,264 shares of common stock for an aggregate purchase price of $9,936 of which $2,000 was paid in cash. The remaining $7,936 of the purchase price was in the form of a note payable (see note 6). This note was repaid in February 1999 utilizing proceeds from the Company's initial public offering.

12. ROYALTY & LICENSING ARRANGEMENT

    On March 15, 1995, the Company entered into a License Agreement and a Stock Purchase Agreement with Marion Merrell Dow Inc., now part of Aventis, S.A. ("Aventis"). Under the terms of the Stock Purchase Agreement, the Company sold 3,254 shares of the Company's common stock to Aventis for $2,000. Under the terms of the License Agreement, the Company granted Aventis an exclusive, worldwide license, with the right to grant sublicenses, upon the prior written consent of the

                        ALBANY MOLECULAR RESEARCH, INC.

                        DECEMBER 31, 1998, 1999 AND 2000

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12. ROYALTY & LICENSING ARRANGEMENT (CONTINUED)
Company, to any patents issued to the Company related to its original terfenadine carboxylic acid metabolite patent application. Terfenadine carboxylic acid metabolite is the active ingredient in the non-sedating antihistamine fexofenadine HCl, marketed as a prescription medicine by Aventis, under the brand names "Allegra" in the Americas and "Telfast" in the rest of the world. In return for the license, Aventis agreed to pay the Company up to $6,500 based upon the achievement of five patenting milestones and future royalties based on sales of fexofenadine HCl. The five patenting milestones consisted of:

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

    In November 1996, the Company was awarded a U.S. patent that satisfied the U.S. "Substantially Pure Claim." However, under the terms of the Agreement, Aventis had the right to institute action to provoke an interference claim and, upon successfully doing so, was not obligated to pay any milestones or royalties until, and if, the interference was resolved in favor of the Company. In February 1998, the United States Patent and Trademark Office ("PTO") Board of Patent Appeals and Interferences rendered a decision that the Company was first to make the invention and confirming that the Company was properly awarded the aforementioned patent. Accordingly, in the first six months of 1998, the Company received and recognized the associated milestone payment and royalties on all sales of fexofenadine HCl (Allegra) in the United States from November 26, 1996 through December 31, 1997, as stipulated in the Agreement. The total payment was $6,300. Because of the decision that the Company was first to make the invention, the Company is entitled to receive royalties on all subsequent sales of fexofenadine HCl (Allegra) in the United States through the respective patent expiration in 2013.

                        ALBANY MOLECULAR RESEARCH, INC.

                        DECEMBER 31, 1998, 1999 AND 2000

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12. ROYALTY & LICENSING ARRANGEMENT (CONTINUED)

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

    Substantially all of the Company's license, milestone and royalty revenue is derived from milestones and royalties related to its patented fexofenadine HCl technology.

13. CONCENTRATION OF BUSINESS

    For the years ended December 31, 1998, 1999 and 2000, net contract revenue from the Company's three largest customers represented approximately 15%, 14% and 12% for 1998, 22%, 10% and 10% for 1999 and 22%, 13% and 12% for 2000, of
total net contract revenue for such years, respectively. In the majority of circumstances, there are agreements in force with these entities that guarantee the Company's continued involvement in present research projects. However, there regularly exists the possibility that the Company will have no further association with these entities once these projects conclude.

    Net contract revenue by country, based on the location of the customer, and expressed as a percentage of total net contract revenue follows:

                                                                  YEAR ENDED
                                                                 DECEMBER 30,
                                                        ------------------------------
                                                          1998       1999       2000
                                                        --------   --------   --------
United States.........................................      86%        89%        93%
Europe................................................      14         10          6
Other countries.......................................      --          1          1
                                                          ----       ----       ----
Total.................................................     100%       100%       100%
                                                          ====       ====       ====

    All significant long-lived assets of the Company are located within the United States.

                        ALBANY MOLECULAR RESEARCH, INC.

                        DECEMBER 31, 1998, 1999 AND 2000

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

    Equity investment in unconsolidated affiliate and subordinated debenture bond from unconsolidated affiliate: The fair value of the Organichem investment is not readily determinable as the company is privately held. At December 31, 2000, management estimates that the fair value of the convertible subordinated debenture from Organichem approximates the carrying value of $16,436.

    Long-term Debt: The carrying value of long-term debt was approximately $254 and $125 at December 31, 1999 and 2000, respectively. Management estimates that the fair value of long-term debt was approximately $263 and $125 at December 31, 1999 and 2000, respectively, based upon interest rates available to the Company for issuance of similar debt with similar terms and remaining maturities.

                        ALBANY MOLECULAR RESEARCH, INC.

                        DECEMBER 31, 1998, 1999 AND 2000

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

15. SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

    The following tables present unaudited consolidated financial data, as restated to reflect the EnzyMed merger discussed in note 2, for each quarter of 1998, 1999 and 2000:

                                                              FIRST      SECOND     THIRD      FOURTH
                                                             QUARTER    QUARTER    QUARTER    QUARTER
                                                             --------   --------   --------   --------
                           1998
Net contract revenue.......................................   $2,956     $3,154     $3,723    $ 3,817
Gross profit...............................................    1,369      1,368      1,607      1,572
Milestones and royalties...................................    8,099      4,287      3,262      3,997
Income from operations.....................................    7,009      3,739      2,883      3,217
Net income.................................................    4,341      2,525      1,744      1,888
Net income per share:
  Basic....................................................   $ 0.19     $ 0.11     $ 0.08    $  0.09
  Diluted..................................................   $ 0.17     $ 0.10     $ 0.07    $  0.07

                           1999
Net contract revenue.......................................   $4,587     $5,145     $5,641    $ 6,654
Gross profit...............................................    1,985      2,217      2,404      2,930
Milestones and royalties...................................    4,184      5,850      5,848      5,562
Income from operations.....................................    3,878      5,457      5,535      5,278
Net income.................................................    2,580      3,712      3,815      3,667
Net income per share:
  Basic....................................................   $ 0.10     $ 0.14     $ 0.14    $  0.13
  Diluted..................................................   $ 0.09     $ 0.12     $ 0.13    $  0.12

                           2000
Net contract revenue.......................................   $7,833     $8,834     $9,890    $10,820
Gross profit...............................................    3,447      3,896      4,384      4,808
Milestones and royalties...................................    5,680      7,744      7,469      8,333
Income from operations.....................................    6,240      8,431      8,650      9,102
Net income.................................................    4,418      5,862      5,826      7,487
Net income per share:
  Basic....................................................   $ 0.15     $ 0.20     $ 0.20    $  0.23
  Diluted..................................................   $ 0.14     $ 0.19     $ 0.19    $  0.22

                        ALBANY MOLECULAR RESEARCH, INC.

                        DECEMBER 31, 1998, 1999 AND 2000

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

16. SUBSEQUENT EVENTS

    On January 25, 2001 the Company acquired all of the outstanding stock of New Chemical Entities, Inc. (NCE) of Bothell, Washington, for approximately $23,000 of which $22,400 was in cash and $600 in assumed debt. NCE, renamed AMRI Bothell Research Center, is now a wholly owned subsidiary of the Company. The transaction was accounted for as a purchase business combination. The excess purchase price over the net assets acquired, which approximates $14,500, is expected to be amortized over fifteen years.

    The purchase price of $22,400 which is subject to the completion of a valuation has been preliminarily allocated as follows:

Cash.......................................................  $    19
Accounts receivable, net...................................      255
Chemical libraries.........................................    5,112
Other assets...............................................       55
Property and equipment.....................................    2,403
Deferred tax assets........................................    1,926
Intangible assets..........................................    1,850
Other assets...............................................      420
                                                             -------
Total assets...............................................  $12,040
                                                             -------
Accounts payable and accrued expenses......................  $   833
Unearned revenue...........................................      235
Long-term debt, current....................................    1,014
Notes payable, shareholders................................      600
Long-term debt, less current portion.......................    1,437
                                                             -------
Total liabilities..........................................    4,119
                                                             -------
Net assets.................................................    7,921
Purchase price.............................................   22,400
                                                             -------
Excess purchase price......................................  $14,479
                                                             =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    The information appearing under the captions "Independent Accountants" in the Company's definitive proxy statement relating to the annual meeting of stockholders to be held May 22, 2001 is incorporated herein by reference.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information appearing under the captions "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on May 22, 2001 is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information appearing under the captions "Executive Compensation--Summary Compensation, --Compensation Committee Interlocks and Insider Participation, and --Agreements with Named Executive Officers," and "Information Regarding Directors--The Board of Directors and its Committees" in the Company's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on May 22, 2001 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information appearing under the caption "Principal and Management Stockholders" in the Company's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on May 22, 2001 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information appearing under the caption "Certain Transactions" in the Company's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on May 22, 2001 is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Financial Statements.

    (1) Financial Statements

    The consolidated financial statements and notes are listed under Part II,
Item 8, Financial Statements and Supplementary Data.

    Index to Consolidated Financial Statements.

       (a) Consolidated balance sheets at December 31, 1999 and 2000.

       (b) Consolidated statements of income for the years ended December 31, 1998, 1999 and 2000.

       (c) Consolidated statements of stockholders' equity and comprehensive income for the years ended December 31, 1998, 1999 and 2000.

       (d) Consolidated statements of cash flows for the Years Ended December 31, 1998, 1999 and 2000.

       (e) Notes to consolidated financial statements.

    (2) Financial Statement Schedules

    The following financial schedule of Albany Molecular Research, Inc. is included in this annual report on Form 10-K.

                                                                PAGE
                                                               NUMBER
                                                              --------
Schedule II--Valuation and Qualifying Accounts                   58

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

(b) Reports on Form 8-K.

    On February 9, 2001, the Company filed a Current Report on Form 8-K in connection with acquisition of New Chemical Entities, Inc.

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

                                                       ALBANY MOLECULAR RESEARCH, INC.

                                                       By:         /s/ THOMAS E. D'AMBRA, PH.D.
                                                            -----------------------------------------
                                                                     Thomas E. D'Ambra, Ph.D.
                                                                   CHAIRMAN OF THE BOARD, CHIEF
                                                                  EXECUTIVE OFFICER AND DIRECTOR

Dated: March 30, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       Chairman of the Board,
             /s/ THOMAS E. D'AMBRA, PH.D                 Chief Executive Officer
     -------------------------------------------         and Director (Principal      March 30, 2001
               Thomas E. D'Ambra, Ph.D                   Executive Officer)

                                                       Chief Financial Officer and
                 /s/ DAVID P. WALDEK                     Treasurer (Principal
     -------------------------------------------         Financial and Accounting     March 30, 2001
                   David P. Waldek                       Officer)

             /s/ DONALD E. KUHLA, PH.D.                President, Chief Operating
     -------------------------------------------         Officer, Secretary and       March 30, 2001
               Donald E. Kuhla, Ph.D.                    Director

                /s/ CHESTER J. OPALKA
     -------------------------------------------       Director                       March 30, 2001
                  Chester J. Opalka

           /s/ ANTHONY M. TARTAGLIA, M.D.
     -------------------------------------------       Director                       March 30, 2001
             Anthony M. Tartaglia, M.D.

               /s/ FRANK W. HAYDU, III
     -------------------------------------------       Director                       March 30, 2001
                 Frank W. Haydu, III

                 /s/ KEVIN O'CONNOR
     -------------------------------------------       Director                       March 30, 2001
                   Kevin O'Connor

                        ALBANY MOLECULAR RESEARCH, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
     YEARS ENDED DECEMBER 31, 1998, DECEMBER 31, 1999 AND DECEMBER 31, 2000

                                                                                    DEDUCTIONS
                                             BALANCE AT   CHARGED TO   CHARGED TO    CHARGED
                                             BEGINNING     COST AND      OTHER          TO        BALANCE AT
DESCRIPTION                                  OF PERIOD     EXPENSES     ACCOUNTS     RESERVES    END OF PERIOD
-----------                                  ----------   ----------   ----------   ----------   -------------
Allowance for doubtful accounts
  1998....................................    $ 30,000     $(30,000)      $ --       $     --      $     --
  1999....................................    $     --      165,208         --        (55,208)     $110,000
  2000....................................    $110,000           --                        --      $110,000

Note receivable reserve
  1998....................................    $ 84,000     $     --       $ --       $     --      $ 84,000
  1999....................................    $ 84,000           --         --             --      $ 84,000
  2000....................................    $ 84,000                      --        (43,723)     $ 40,277

                                 EXHIBIT INDEX

     EXHIBIT NO.        DESCRIPTION
---------------------   -----------
         2.1            Agreement and Plan of Merger, dated as of December 19, 2000, by and between the Company and NCE Acquisition Corp., New
                        Chemical Entities, Inc. and Certain Stockholders Thereof
                        (incorporated herein by reference to Exhibit 2.1 to the
                        Company's Current Report on Form 8-K dated January 25, 2001,
                        File No. 000-25323).

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

         3.1            Restated Certificate of Incorporation of the Company
                        (incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,1998, File No. 000-25323).

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

     EXHIBIT NO.        DESCRIPTION
---------------------   -----------
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

        10.12           Employment Agreement between the Company and Michael P.
                        Trova, Ph.D. (incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File
                        No. 000-25323).

        10.13           Form of Employee Innovation, Proprietary Information and
                        Post-Employment Activity Agreement between the Company and each of its executive officers (incorporated herein by reference to Exhibit 10.14 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (File
                        No. 333-58795)).

        10.14           Letter Agreement between the Company and Harold M.
                        Armstrong, Jr. (incorporated herein by reference o
                        Exhibit 10.15 to Amendment No. 3 to the Company's
                        Registration Statement on Form S-1 (File No. 333-58795)).

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

        10.18           Employment Agreement between the Company and James J. Grates
                        (incorporated herein by reference to Exhibit 10.18 to the
                        Company's Annual Report on Form 10-K for the fiscal year
                        ended December 31, 1999, File No. 000-25323).

        10.19           Loan Agreement, dated as of June 29, 1998, by and between
                        the Company and Fleet National Bank (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on
                        Form 10-K for the fiscal year ended December 31, 1999, File
                        No. 000-25323).

     EXHIBIT NO.        DESCRIPTION
---------------------   -----------
        10.20           Amendment to Agreements, dated as of February 8, 1999, by
                        and between the Company and Fleet National Bank
                        (incorporated herein by reference to Exhibit 10.20 to the
                        Company's Annual Report on Form 10-K for the fiscal year
                        ended December 31, 1999, File No. 000-25323).

        10.21           Restated and Revised Lease Agreement, dated as of
                        December 1, 1999, between the University at Albany
                        Foundation and the Company (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on
                        Form 10-K for the fiscal year ended December 31, 1999, File
                        No. 000-25323).

        10.22           Amended and Restated Technology Development Incentive Plan
                        (confidential treatment has been requested as to certain portions of this Exhibit).

        16.1            Letter regarding change in certifying accountant
                        (incorporated herein by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K dated April 4, 2000,
                        File No. 000-25323).

        21.1 Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File
                        No. 333-58795)).

        23.1            Consent of PricewaterhouseCoopers LLP (filed herewith).

        23.2            Consent of KPMG LLP (filed herewith).