Form 10-Q
period 2001-03-31
ALBANY MOLECULAR RESEARCH INC
filed 2001-05-15
CIK 1065087

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q

 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                               21 Corporate Circle
                                  PO Box 15098
                           Albany, New York 12212-5098
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

                               Yes   [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                      OUTSTANDING AT MAY 14, 2001
          -----                      ---------------------------
Common Stock, $.01 par value               33,088,161

                         ALBANY MOLECULAR RESEARCH, INC.
                                      INDEX

                                                                                                  Page
                                                                                                  ----
Part I.    Financial Information

           Item 1.       Condensed Consolidated Financial Statements

                         Condensed Consolidated Statements of Income                               3
                         Condensed Consolidated Balance Sheets                                     4
                         Condensed Consolidated Statements of Cash Flows                           5
                         Notes to Unaudited Condensed Consolidated Financial Statements            6

           Item 2.       Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                                       9

Part II.   Other Information

           Item 1.       Legal Proceedings                                                        11

           Item 6.       Exhibits and Reports on Form 8-K                                         11

Signatures                                                                                        12

PART I--FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                         ALBANY MOLECULAR RESEARCH, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

           (ALL FIGURES IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                           THREE MONTHS ENDED
                                   ------------------------------------
                                   MARCH 31, 2001        MARCH 31, 2000
                                   --------------        --------------

Net contract revenue                  $12,405              $ 7,833
Recurring royalties                     8,760                5,681
                                      -------              -------
   Total revenue                       21,165               13,514

Cost of contract revenue                6,878                4,386
Technology incentive award                876                  568
Research and development                  917                  418
Selling, general and administrative     2,558                1,902
                                      -------              -------
   Total costs and expenses            11,229                7,274

Income from operations                  9,936                6,240

 Equity earnings of unconsolidated
     affiliates                           312                  107
 Other income, net                      2,133                  713
                                      -------              -------

Income before income tax expense       12,381                7,060

Income tax expense                      4,589                2,642
                                      -------              -------

Net income                            $ 7,792              $ 4,418
                                      =======              =======


Basic earnings per share              $  0.24              $  0.15

Diluted earnings per share            $  0.23              $  0.14


SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         ALBANY MOLECULAR RESEARCH, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

(ALL FIGURES IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                        MARCH 31, 2001      DECEMBER 31, 2000
                                                                       ----------------    --------------------
                                                                          (UNAUDITED)

                                ASSETS

Current assets:
   Cash and cash equivalents                                           $  98,532              $124,498
   Accounts receivable, net                                                9,865                 7,952
   Royalty income receivable                                               8,756                 7,827
   Investment securities, available-for-sale                              34,097                27,526
   Chemical compounds and libraries                                        4,468                 1,606
   Unbilled services                                                         528                    53
   Prepaid expenses and other current assets                               2,128                 1,700
                                                                       ---------              --------
     Total current assets                                                158,374               171,162

Property and equipment, net                                               35,154                30,914

Other assets:
   Intangible assets and patents, net                                     20,162                 2,721
   Equity investments in unconsolidated affiliates                        16,165                16,281
   Convertible subordinated debenture from unconsolidated affiliate       16,436                16,436
   Other assets                                                            3,399                 1,052
                                                                       ---------              --------
     Total other assets                                                   56,162                36,490
                                                                       ---------              --------

Total assets                                                           $ 249,690              $238,566
                                                                       =========              ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                               $   9,313              $  8,273
   Unearned income                                                         1,313                 1,011
   Current installments of long-term debt and capital leases                 370                     5
   Other current liabilities                                                 377                   624
                                                                       ---------              --------
     Total current liabilities                                            11,373                 9,913

Long-term liabilities:
   Long-term debt and capital leases, excluding current
     installments                                                            982                   120
                                                                       ---------              --------
Total liabilities                                                         12,355                10,033
                                                                       ---------              --------

Commitments and contingencies

Stockholders' equity:
   Common stock, $0.01 par value, 50,000,000 shares authorized,
     33,067,091 shares issued and outstanding at March 31, 2001, and
     32,785,913 shares issued and outstanding at December 31, 2000           330                   328
   Additional paid-in capital                                            180,152               178,871
   Retained earnings                                                      57,101                49,309
   Accumulated other comprehensive (loss) income                            (248)                   25
                                                                       ---------              --------
     Total stockholders' equity                                          237,335               228,533
                                                                       ---------              --------

Total liabilities and stockholders' equity                             $ 249,690              $238,566
                                                                       =========              ========


SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         ALBANY MOLECULAR RESEARCH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

(ALL FIGURES IN THOUSANDS)

                                                                         THREE MONTHS ENDED
                                                               --------------------------------------
                                                               MARCH 31, 2001          MARCH 31, 2000
                                                               --------------          --------------
OPERATING ACTIVITIES
Net income                                                       $   7,792                $ 4,418
Adjustments to reconcile net income to net cash provided by
    operating activities:
      Depreciation and amortization                                  1,115                    565
      Tax benefit of stock options                                     533                   --
      Equity earnings of unconsolidated affiliates                    (312)                  (107)
      Deferred income tax expense                                     --                     (291)

      (Increase) decrease in operating assets, net of business
      acquisition
         Accounts receivable                                        (1,658)                (1,057)
         Royalty income receivable                                    (929)                   304
         Unbilled services                                            (457)                   (36)
         Inventory, prepaid expenses and other assets                 (102)                 2,418
      (Decrease) increase in:
         Accounts payable and accrued expenses                         367                   (523)
         Unearned income                                                68                   (486)
         Other current liabilities                                    (248)                    82
                                                                 ---------                -------
Net cash provided by operating activities                            6,169                  5,287

INVESTING ACTIVITIES
    Cost of investments acquired                                    (6,509)                  --
    Proceeds from sale of investments                                 --                    3,656
    Purchase of businesses, net of cash acquired                   (23,668)                  (869)
    Purchases of property and equipment                             (2,664)                (2,150)
    Purchase of equity in unconsolidated affiliate                    --                      (14)
                                                                 ---------                -------
Net cash (used in) provided by investing activities                (32,841)                   623

FINANCING ACTIVITIES
    Principal payments on long-term debt                               (44)                  (606)
    Proceeds from sale of common stock                                 750                    236
                                                                 ---------                -------
Net cash provided by (used in) financing activities                    706                   (370)

(Decrease) increase in cash and cash equivalents                   (25,966)                 5,540

Cash and cash equivalents at beginning of period                   124,498                  3,673
                                                                 ---------                -------

Cash and cash equivalents at end of period                       $  98,532                $ 9,213
                                                                 =========                =======


SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Notes to Unaudited Condensed Consolidated Financial Statements
(AMOUNTS IN THOUSANDS)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

NOTE 2 - ACQUISITION

On January 25, 2001 the Company acquired all of the outstanding stock of New Chemical Entities, Inc. (NCE) of Bothell, Washington, for approximately $23,000 of which $22,400 was in cash and $600 in assumed shareholder debt which was repaid at the closing. NCE, renamed AMRI Bothell Research Center, Inc., is now a wholly owned subsidiary of the Company. The transaction was accounted for as a purchase business combination. The operations of NCE have been included in the Company's statement of income from the acquisition date forward. The excess purchase price over the net assets acquired, which approximates $14,900, is expected to be amortized over fifteen years.

The purchase price of $23,000, which is subject to the completion of a valuation, has been preliminarily allocated as follows:

Cash                                                            $    19
Accounts receivable, net                                            255
Chemical libraries                                                2,963
Other assets                                                         55
Property and equipment                                            2,233
Deferred tax assets                                               1,926
Intangible assets                                                 2,677
Other assets                                                        420
                                                                -------

Total assets                                                    $10,548
                                                                =======

Accounts payable and accrued expenses                           $   761
Unearned revenue                                                    235
Long-term debt, current                                             428
Notes payable, shareholders                                         600
Long-term debt, less current portion                                861
                                                                -------

Total liabilities                                                 2,885
                                                                -------

Net assets                                                        7,663
Purchase price                                                   22,400
Direct acquisition costs                                            187
                                                                -------

Excess purchase price                                           $14,924
                                                                =======

NOTE 3 - EARNINGS PER SHARE

The shares used in the computation of the Company's basic and diluted earnings per share are as follows:

                                   THREE MONTHS ENDED
                                      MARCH 31,
                                    ---------------
                                     2001     2000
                                    ------   ------
Weighted average common shares      32,929   29,370
   outstanding
Dilutive effect of stock options     1,364    1,556
                                    ------   ------
Weighted average common shares
   outstanding, assuming dilution   34,295   30,926
                                    ======   ======


NOTE 4 - COMPREHENSIVE INCOME

The Company is required to report comprehensive income and its components in accordance with the provisions of the Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income."

The following table presents the components of the Company's comprehensive income for the three months ended March 31, 2001 and 2000:

                                                                 THREE MONTHS ENDED      THREE MONTHS ENDED
                                                                   MARCH 31, 2001          MARCH 31, 2000
                                                                 -------------------     ------------------

Net income                                                            $ 7,792              $ 4,418

Other comprehensive loss:
    Unrealized gain (loss) on available-for-sale securities,
        net of taxes                                                       62                   (1)

    Equity in affiliates comprehensive loss                              (335)                --
                                                                      -------              -------
         Total comprehensive income                                   $ 7,519              $ 4,417
                                                                      =======              =======

NOTE 5 - FINANCIAL INFORMATION BY CUSTOMER CONCENTRATION AND GEOGRAPHIC AREA

Net contract revenue from the Company's three largest customers represented approximately 21%, 16% and 9% of total consolidated net contract revenue for the three months ended March 31, 2001, and 23%, 9% and 8% of total consolidated net contract revenue for the three months ended March 31, 2000.

The Company's net contract revenue for the three months ended March 31, 2001 and 2000 was recognized from customers in the following geographic regions:

                                      THREE MONTHS ENDED
                           -----------------------------------------
                            MARCH 31, 2001         MARCH 31, 2000

                           -----------------      ------------------
   United States                  93%                     92%
   Europe                          5%                      7%
   Other                           2%                      1%
                           -----------------      ------------------

   Total                         100%                    100%
                           =================      ==================

NOTE 6 - SUBSEQUENT EVENT

In April 2001, the Company issued $5,700 in tax exempt industrial revenue bonds to finance the acquisition and renovation of its new facility in Syracuse, New York. The bonds carry a variable interest rate and may be converted to a fixed rate at the Company's option. The variable interest rate as of April 30, 2001 was 4.20%. Principal payments are due in increasing annual installments beginning April 2002, as follows:

                 2002                             $ 210
                 2003                               215
                 2004                               225
                 2005                               230
                 2006                               240
                 Thereafter                       4,580

A letter of credit issued by a bank serves as collateral to the bonds.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following discussion of our results of operations and financial condition should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the Notes thereto included within this report. This Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our actual results could differ materially from those contained in the forward-looking statements and therefore, prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ from those discussed in the forward-looking statements as a result of various factors, including, without limitation, our ability to attract and retain experienced scientists, a decline in the use of our services by pharmaceutical and biotechnology companies, the loss of a major customer, the continuation of royalties from our Allegra(TM)/Telfast license agreement with Aventis S.A. at current and expected future levels, the possibility that Allegra will be approved by the F.D.A. for over-the-counter sales and the potential adverse effects to our licensing revenues as a result of that determination, our ability to produce proprietary technology, to protect our intellectual property and to license technologies from others, and our ability to manage our growth, as well as the factors set forth under the caption "Risk Factors and Certain Factors Affecting Forward-Looking Statements," in our Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001, the discussion set forth below and the matters set forth in this Form 10-Q generally. All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

REVENUES

NET CONTRACT REVENUE. Net contract revenue consists primarily of fees earned under contracts with third party customers, net of reimbursed expenses. Reimbursed expenses consist of laboratory supplies, chemicals and other costs reimbursed by customers and, in accordance with industry practice, are netted against gross contract revenue. Reimbursed expenses vary from contract to contract. Accordingly, we view net contract revenue as our primary measure of revenue growth rather than licensing fees and royalties, which are dependent upon our licensee's sales. Net contract revenue for the first quarter of 2001 increased 58.4% to $12.4 million, compared to $7.8 million for the same period in 2000. This increase was due principally to a greater number of projects under contract, primarily for medicinal chemistry and chemical development services, which was facilitated through an increase in the number of scientific staff to 264 as of March 31, 2001, from 161 as of March 31, 2000.

RECURRING ROYALTY REVENUE. Recurring royalty revenue consists of royalties from Aventis under a license agreement based on sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere. Royalty payments are due within 45 days after the end of a calendar quarter and are determined based on sales in that quarter. Royalty revenue for the first quarter of 2001 increased 54.2% to $8.8 million, compared to $5.7 million in 2000. The increase was attributable to increased sales of fexofenadine HCl by Aventis.

TOTAL REVENUE. Total revenue consists of net contract revenue and recurring royalty revenue. Total revenue for the first quarter of 2001 increased 56.6% to $21.2 million, compared to $13.5 million for the same period in 2000.

COSTS AND EXPENSES

COST OF CONTRACT REVENUE. Our cost of contract revenue, from which we derive gross profit from net contract revenue, consists primarily of compensation and associated fringe benefits for employees and other direct project related costs. Cost of contract revenue increased 56.9% to $6.9 million in the first quarter of 2001 from $4.4 million for the same period in 2000. Our net contract revenue gross margin increased to 44.6% in the first quarter of 2001 compared to 44.0% for the same period in 2000, primarily due to increased rates on customer contracts and leveraging our fixed overhead costs.

TECHNOLOGY INCENTIVE AWARD. We maintain a Technology Development Incentive Plan, the purpose of which is to stimulate and encourage novel innovative technology development by our employees. This plan allows eligible participants to share in a percentage of the net revenue earned by us relating to patented technology with respect to which the eligible participant is named as an inventor. The technology incentive award expense incurred under our Technology Development Incentive Plan increased 54.2% to $876,000 in the first quarter of 2001 compared to $568,000 for the same period in 2000. The increase was directly attributable to the increase in recurring royalties.

RESEARCH AND DEVELOPMENT. Research and development expense consists of payments in connection with collaborations with academic institutions, compensation and benefits for scientific personnel for work performed on proprietary research projects and costs of supplies and related chemicals. Research and development expense increased 119.4% to $917,000 for the first quarter of 2001 compared to $418,000 for the same period in 2000. The increase was due primarily to an increase in internally funded research efforts.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense consists of compensation and related fringe benefits for marketing and administrative employees, professional services, marketing costs and all costs related to facilities and information services. Selling, general and administrative expenses increased 34.1% to $2.6 million for the first quarter of 2001 compared to $1.9 million for the same period in 2000. The dollar increase was primarily attributable to an increase in administrative and marketing staffing to support the expansion of our operations, and an increase in expenses related to recruitment of scientists. Selling, general and administrative expenses represented 20.6% of net contract revenue in the first quarter of 2001 as compared to 24.3% in the first quarter of 2000.

EQUITY EARNINGS OF UNCONSOLIDATED AFFILIATES. Equity earnings of unconsolidated affiliates consists of our portion of the earnings of our unconsolidated affiliates Organichem and Fluorous Technologies. Equity earnings of unconsolidated affiliates increased 192.7% to $312,000 for the first quarter of 2001 compared to $107,000 for the same period in 2000. The increase was primarily attributable to an increase in the net earnings of Organichem driven by improved gross margins.

OTHER INCOME, NET. Other income consists of interest income, interest expense, realized gains or losses on sales of investment securities and other non-operating income and expenses. Other income increased 199.2% to $2.1 million for the first quarter of 2001 compared to $713,000 for the corresponding period in 2000. The increase is due primarily to the increase in our fixed income investments and cash balances as a result of our follow-on public offering of our common stock, completed in October 2000. Net proceeds, after the underwriters' discount and offering expenses were approximately $119.0 million.

INCOME TAX EXPENSE. Income tax expense increased to $4.6 million during the first quarter of 2001 compared to $2.6 million in the first quarter of 2000. The effective rate for our provision for income taxes was 37.1% in the first quarter of 2001 as compared to 37.4% for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities. During the first three months of 2001, we generated cash of $6.2 million from operating activities. During the first three months of 2001, we used $32.8 million in investing activities, consisting of $23.0 million for the acquisition of NCE, $2.7 million for acquisition of property and equipment and $6.5 million for the purchase of investment securities. During the first three months of 2001, we generated $706,000 from financing activities, consisting of $750,000 in cash generated from the exercise of stock options and the employee stock purchase plan, offset by $44,000 in payments on capital leases assumed from NCE. Working capital was approximately $147.0 million at March 31, 2001 as compared to $161.2 million as of December 31, 2000. We have available a $25.0 million credit facility to supplement our liquidity needs. There were no borrowings under this credit facility at March 31, 2001.

We continued to renovate our new facility in Syracuse, New York during the first quarter of 2001. We expect renovations to be completed in the fourth quarter of 2001. In April 2001 we issued $5.7 million in tax-exempt industrial revenue bonds to finance the acquisition and renovation of this facility. The bonds carry a variable interest rate and may be converted to a fixed rate at the Company's option. The variable interest rate as of April 30, 2001 was 4.20%. Principal payments are due in increasing annual installments beginning April 2002.

We continue to pursue the expansion of our operations through internal growth and strategic acquisitions. We expect that such activities will be funded from existing cash and cash equivalents, cash flow from operations, the issuance of debt or equity securities and borrowings. Future acquisitions, if any, could be funded with cash from operations, borrowings under the credit facility and/or the issuance of debt or equity securities. There can be no assurance that attractive acquisition opportunities will be available to us or will be available at prices and upon such other terms that are attractive to us. We regularly evaluate potential acquisitions of other businesses, products and product lines and may hold discussions regarding such potential acquisitions. As a general rule, we will publicly announce such acquisitions only after a definitive agreement has been signed. In addition, in order to meet our long-term liquidity needs or consummate future acquisitions, we may incur additional indebtedness or issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to us or at all. The failure to raise the funds necessary to finance our future cash requirements or consummate future acquisitions could adversely affect our ability to pursue our strategy and could negatively affect our operations in future periods.

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

Item 6.    Exhibits and Reports Filed on Form 8-K

(a)      Exhibits.

         None

(b)      Reports on Form 8-K.

         (1) On February 9, 2001, the Company filed a Current Report on Form 8-K in connection with its acquisition of New Chemical Entities, Inc.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ALBANY MOLECULAR RESEARCH, INC.



Date: May 15, 2001                By:     /s/  Thomas E. D'Ambra, Ph.D.
                                       -----------------------------------
                                       Thomas E. D'Ambra, Ph.D.
                                       Chairman and Chief Executive Officer


Date: May 15, 2001                By:     /s/  David P. Waldek
                                       -----------------------------------
                                       David P. Waldek
                                       Treasurer and Chief Financial Officer