Form 10-Q
period 2001-06-30
ALBANY MOLECULAR RESEARCH INC
filed 2001-08-14
CIK 1065087

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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


                               21 Corporate Circle
                                 P.O. Box 15098
                           Albany, New York 12212-5098
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


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

                            Yes    [X]      No    [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                              OUTSTANDING AT AUGUST 6, 2001
            -----                              -----------------------------
Common Stock, $.01 par value                             33,112,558

                         ALBANY MOLECULAR RESEARCH, INC.
                                      INDEX


                                                                                               PAGE
Part I.    Financial Information

           Item 1.       Condensed Consolidated Financial Statements

                         Condensed Consolidated Statements of Income                             3
                         Condensed Consolidated Balance Sheets                                   4
                         Condensed Consolidated Statements of Cash Flows                         5
                         Notes to Unaudited Condensed Consolidated Financial Statements          6

           Item 2.       Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                                    11

           Item 3.       Quantitative and Qualitative Disclosures About
                         Market Risk                                                            13

Part II.   Other Information

           Item 1.       Legal Proceedings                                                      13

           Item 4.       Submission of Matters to a Vote of Security Holders                    13

           Item 5.       Other Information                                                      14

           Item 6.       Exhibits and Reports on Form 8-K                                       16

Signatures                                                                                      17

Item 1.  Condensed Consolidated Financial Statements

                         ALBANY MOLECULAR RESEARCH, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                ----------------------------------        --------------------------------
                                                JUNE 30, 2001        JUNE 30, 2000        JUNE 30, 2001      JUNE 30, 2000
                                                -------------        -------------        -------------      -------------
Net contract revenue                               $13,594              $ 8,834              $25,999            $16,667
Recurring royalties                                 10,648                7,744               19,408             13,425
                                                   -------              -------              -------            -------
   Total revenue                                    24,242               16,578               45,407             30,092

Cost of contract revenue                             7,501                4,938               14,380              9,324
Technology incentive award                           1,065                  774                1,941              1,343
Research and development                             1,008                  568                1,925                986
Selling, general and administrative                  2,903                1,867                5,461              3,769
                                                   -------              -------              -------            -------
   Total costs and expenses                         12,477                8,147               23,707             15,422
                                                   -------              -------              -------            -------

Income from operations                              11,765                8,431               21,700             14,670

 Equity in income of unconsolidated
     affiliates                                        589                  243                  901                350
 Other income, net                                   1,712                  632                3,845              1,345
                                                   -------              -------              -------            -------

Income before income tax expense                    14,066                9,306               26,446             16,365

Income tax expense                                   5,198                3,444                9,786              6,086
                                                   -------              -------              -------            -------

Net income                                         $ 8,868              $ 5,862              $16,660            $10,279
                                                   =======              =======              =======            =======

Basic earnings per share                           $  0.27              $  0.20              $  0.50            $  0.35
                                                   =======              =======              =======            =======

Diluted earnings per share                         $  0.26              $  0.19              $ 0.49             $  0.33
                                                   =======              =======              =======            =======


SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         ALBANY MOLECULAR RESEARCH, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)


                                                                   JUNE 30, 2001          DECEMBER 31, 2000
                                                                   -------------          -----------------
                                                                    (UNAUDITED)
                              ASSETS
Current assets:
   Cash and cash equivalents                                          $105,698                 $124,498
   Cash and cash equivalents - Restricted                                2,951
   Accounts receivable, net                                             12,901                    7,952
   Royalty income receivable                                            10,614                    7,827
   Investment securities, available-for-sale                            37,127                   27,526
   Inventory                                                             4,764                    1,606
   Unbilled services                                                       710                       53
   Prepaid expenses and other current assets                             1,471                    1,700
                                                                      --------                 --------
     Total current assets                                              176,236                  171,162

Property and equipment, net                                             36,489                   30,914

Other assets:
   Intangible assets and patents, net                                   21,950                    2,721
   Equity investments in unconsolidated affiliates                      16,666                   16,281
   Convertible subordinated debenture from unconsolidated
     affiliate                                                          15,772                   16,436
   Other assets                                                          3,404                    1,052
                                                                      --------                 --------
     Total other assets                                                 57,792                   36,490
                                                                      --------                 --------

Total assets                                                          $270,517                 $238,566
                                                                      ========                 ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                              $ 12,543                 $  8,273
   Unearned income                                                       2,317                    1,011
   Current installments of long-term debt                                  255                        5
   Other current liabilities                                             2,482                      624
                                                                      --------                 --------
     Total current liabilities                                          17,597                    9,913

Long-term liabilities:
   Long-term debt, excluding current installments                        5,820                      120
   Capitalized leases                                                      861
                                                                      --------                 --------
Total liabilities                                                       24,278                   10,033
                                                                      --------                 --------

Stockholders' equity:
   Common stock, $0.01 par value, 100,000,000 shares
     authorized, 33,057,244 shares issued and outstanding at
     June 30, 2001, and 32,785,913 shares issued and
     outstanding at December 31, 2000                                      330                      328
   Additional paid-in capital                                          180,205                  178,871
   Retained earnings                                                    65,969                   49,309
   Accumulated other comprehensive loss                                   (265)                      25
                                                                      --------                 --------
     Total stockholders' equity                                        246,239                  228,533
                                                                      --------                 --------

Total liabilities and stockholders' equity                            $270,517                 $238,566
                                                                      ========                 ========


SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         ALBANY MOLECULAR RESEARCH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(DOLLARS IN THOUSANDS)


                                                                                            SIX MONTHS ENDED
                                                                                 -------------------------------------
                                                                                 JUNE 30, 2001           JUNE 30, 2000
                                                                                 -------------           -------------
OPERATING ACTIVITIES
Net income                                                                         $ 16,660                 $10,279
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                   2,449                   1,121
      Tax benefit of stock option exercises                                             533                     797
      Equity earnings in income of affiliate                                           (901)                   (350)
      Deferred income tax expense                                                        --                     139
      Change in operating assets and liabilities, net of business acquisition:
         Accounts receivable                                                         (4,693)                 (1,886)
         Royalty income receivable                                                   (2,787)                 (2,423)
         Unbilled services                                                             (640)                    (31)
         Inventory, prepaid expenses and other assets                                   923                   2,237
         Accounts payable and accrued expenses                                        3,598                   1,822
         Unearned income                                                              1,071                    (650)
         Other current liabilities                                                      (85)                    (69)
                                                                                   --------                 -------
Net cash provided by operating activities                                            16,128                  10,986

INVESTING ACTIVITIES
    Proceeds from sale (purchase) of investments                                     (9,538)                  4,261
    Purchase of business, net of cash acquired                                      (23,668)                   (869)
    Purchases of property and equipment                                              (5,027)                 (5,031)
    Increase in restricted cash                                                      (2,951)                     --
    Payments for patent application costs                                                --                      (5)
    Purchase of equity in unconsolidated affiliates                                     (88)                   (674)
                                                                                   --------                 -------
Net cash used in investing activities                                               (41,272)                 (2,318)

FINANCING ACTIVITIES
    Principal payments on long-term debt and capital leases                            (158)                   (838)
    Proceeds from borrowings on long-term debt                                        5,700                      --
    Proceeds from sale of common stock                                                  802                     789
                                                                                   --------                 -------
Net cash provided by (used in) financing activities                                   6,344                     (49)

(Decrease) increase in cash and cash equivalents                                    (18,800)                  8,619

Cash and cash equivalents at beginning of period                                    124,498                   3,673
                                                                                   --------                 -------

Cash and cash equivalents at end of period                                         $105,698                 $12,292
                                                                                   ========                 =======


SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.


NOTE 2 - ACQUISITION

On January 25, 2001 the Company acquired all of the outstanding stock of New Chemical Entities, Inc. (NCE) of Bothell, Washington, for approximately $23,000 of which $22,400 was in cash and $600 in assumed shareholder debt which was repaid at the closing. NCE, renamed AMRI Bothell Research Center, Inc., is now a wholly owned subsidiary of the Company. The transaction was accounted for as a purchase. The operations of NCE have been included in the Company's statement of income from the acquisition date forward. The excess purchase price over the net assets acquired, which approximates $16,800, is expected to be amortized over fifteen years. (See Note 7)

The purchase price of $23,000, which is subject to the completion of a valuation, has been preliminarily allocated as follows:

Cash                                                             $    19
Accounts receivable, net                                             255
Chemical libraries                                                 2,963
Other assets                                                          55
Property and equipment                                             2,233
Deferred tax assets                                                1,926
Intangible assets                                                  2,677
Other assets                                                         459
                                                                 -------
Total assets                                                     $10,587
                                                                 =======

Accounts payable and accrued expenses                               $761
Unearned revenue                                                     235
Long-term debt, current                                              428
Notes payable, shareholders                                          600
Deferred taxes                                                     1,942
Long-term debt, less current portion                                 861
                                                                 -------
Total liabilities                                                  4,827
                                                                 -------

Net assets                                                         5,760
Purchase price                                                    22,400
Direct acquisition costs                                             187
                                                                 -------
Excess purchase price                                            $16,827
                                                                 =======

NOTE 3 - STOCKHOLDERS' EQUITY

The shares used in the computation of the Company's basic and diluted earnings per share are as follows:


                                    THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                   -----------------------------            -------------------------------
                                      2001               2000                  2001                 2000
                                   ----------         ----------            ----------           ----------
Weighted average common
   shares outstanding              33,091,973         29,657,753            33,012,183           29,589,750
Dilutive effect of stock
options                             1,081,966          1,362,470             1,225,868            1,454,858
                                   ----------         ----------            ----------           ----------
Weighted average common
   shares outstanding,
   assuming dilution               34,173,939         31,020,223            34,238,051           31,044,608
                                   ==========         ==========            ==========           ==========

NOTE 4 - COMPREHENSIVE INCOME

The Company is required to report comprehensive income and its components in accordance with the provisions of the Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income."

The following table presents the components of the Company's comprehensive income for the three and six months ended June 30, 2001 and 2000:


                                            THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                            ---------------------------          -------------------------
                                               2001             2000              2001              2000
                                              ------           ------            -------           -------
Net income                                    $8,868           $5,862            $16,660           $10,279
Other comprehensive loss:
    Unrealized (loss) gain on
        available-for-sale
        securities, net of taxes                 (17)              11                 45                10
    Equity in affiliates comprehensive
        loss                                      --               --               (335)               --
                                              ------           ------            -------           -------
         Total comprehensive income           $8,851           $5,873            $16,370           $10,289
                                              ======           ======            =======           =======


NOTE 5 - FINANCIAL INFORMATION BY CUSTOMER CONCENTRATION AND GEOGRAPHIC AREA

Net contract revenue from the Company's three largest customers represented approximately 21%, 16% and 8% of total consolidated net contract revenue for the three months ended June 30, 2001, and 22%, 14% and 10% of total consolidated net contract revenue for the three months ended June 30, 2000. Net contract revenue from the Company's three largest customers represented approximately 21%, 16% and 9% of total consolidated net contract revenue for the six months ended June 30, 2001, and 23%, 14% and 10% of total consolidated net contract revenue for the six months ended June 30, 2000.

The Company's net contract revenue for the three months ended June 30, 2001 and 2000 and the six months ended June 30, 2001 and 2000 was recognized from customers in the following geographic regions:


                                  THREE MONTHS ENDED                                  SIX MONTHS ENDED
                        ---------------------------------------            -------------------------------------
                        JUNE 30, 2001             JUNE 30, 2000            JUNE 30, 2001           JUNE 30, 2000
                        -------------             -------------            -------------           -------------
   United States             92%                       88%                       92%                     90%
   Europe                     5%                       10%                        5%                      9%
   Other                      3%                        2%                        3%                      1%
                            ---                       ----                      ----                    ----
   Total                    100%                      100%                      100%                    100%
                            ====                      ====                      ====                    ====

NOTE 6 - LONG-TERM DEBT

In April 2001, the Company issued $5,700 in tax exempt industrial development revenue bonds to finance the acquisition and renovation of its new facility in Syracuse, New York. The bonds carry a variable interest rate and may be converted to a fixed rate at the Company's option. The variable interest rate as of April 30, 2001 was 4.20%. Principal payments are due in increasing annual installments beginning April 2002, as follows:


                 2002                            $  210
                 2003                               215
                 2004                               225
                 2005                               230
                 2006                               240
                 Thereafter                       4,580

A letter of credit issued by a bank serves as collateral to the bonds

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001 the Financial Accounting Standards Board issued SFAS No. 141 BUSINESS COMBINATIONS and No. 142 GOODWILL AND OTHER INTANGIBLE ASSETS.

SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting; use of the pooling-of-interests method is prohibited. Goodwill will initially be recognized as an asset and measured as the excess of the cost of the acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. Intangible assets other than goodwill will be recognized as an asset apart from goodwill if that asset arises from contractual or other legal rights. Excess negative goodwill will be recorded as an extraordinary gain. The Statement will apply to all business combinations initiated or completed after June 30, 2001. Adoption of SFAS No. 141 is not expected to have a material impact on the Company's financial position or results of operations.

SFAS No. 142 requires that goodwill (including goodwill reported on the separate GAAP financial statements of a subsidiary) will not be amortized but will be tested for impairment at least annually at the reporting unit level. Goodwill will be tested for impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill with an impairment loss recorded for excess goodwill, if any. Intangible assets will be amortized over their estimated useful lives and will be tested at least annually for impairment in accordance with SFAS No. 121. Intangible assets with an indefinite useful life will not be amortized until its life is determined to be no longer indefinite. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Goodwill acquired in a business combination after June 30, 2001 will not be amortized. Adoption of SFAS No. 142 is expected to reduce the Company's annual amortization expense by approximately $1.7 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following discussion of our results of operations and financial condition should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the Notes thereto included within this report. This Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements may be identified by forward-looking words such as "may," "could," "should," "would," "will," "intend," "expect," "anticipate," "believe" and "continue" or similar words. Readers should not place undue reliance on our forward-looking statements. The Company's actual results may differ materially from such forward-looking statements as a result of numerous factors, some of which the company may not be able to predict and may not be within the company's control. Factors that could cause such differences include, but are not limited to (a) the Company's ability to attract and retain experienced scientists, (b) trends in pharmaceutical and biotechnology companies outsourcing chemical research and development, (c) sales of Allegra and the Company's receipt of significant royalties from the Allegra license agreement,
(d) the possibility that Allegra will be approved by the FDA for over-the-counter sales and the potential adverse effects to the company's licensing revenues as a result of such determination, (e) the Company's and Aventis' ability to successfully enforce their intellectual property, patent rights and technology, including with respect to the recent Barr ANDA filings,
(f) the Company's ability to take advantage of proprietary technology and expand the scientific tools available to it, (g) the ability of the Company's strategic investments and acquisitions to perform as expected, (h) the Company's ability to successfully complete its ongoing expansion projects on schedule and integrate acquired companies, and (i) the Company's ability to effectively manage its growth, as well as those factors set forth under the caption "Risk Factors and Certain Factors Affecting Forward-Looking Statements" in the company's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001, the company's other SEC filings the discussions set forth below and the matters set forth in this Form 10-Q generally. The Company does not undertake or intend to update any forward-looking statements contained in this press release after the date of this press release.

RESULTS OF OPERATIONS

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

Net contract revenue for the second quarter of 2001 increased 53.9% to $13.6 million, compared to $8.8 million for the same period in 2000. This increase was due principally to our performance of a greater number of projects under contract, primarily for medicinal chemistry and chemical development services, which was facilitated through an increase in the number of scientific staff to 275 as of June 30, 2001, from 189 as of June 30, 2000.

Net contract revenue for the six months ended June 30, 2001 increased 56.0% to $26.0 million, compared to $16.7 million for the same period in 2000. This increase was due principally to our performance of a greater number of projects under contract, primarily for medicinal chemistry and chemical development services, which was facilitated through the increase in the number of scientific staff.

RECURRING ROYALTY REVENUE. Recurring royalty revenue consists of royalties from Aventis under a license agreement based on sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere. Royalty payments are due within 45 days after the end of a calendar quarter and are determined based on sales in such quarter. Recurring royalty revenue for the second quarter of 2001 increased 37.5% to $10.6 million, compared to $7.7 million in 2000. The increase was attributable to increased sales of fexofenadine HCl by the licensee. For the six months ended June 20, 2001 recurring royalty revenue 2001 increased 44.5% to $19.4 million, compared to $13.4 million in 2000. The increases are attributable to increased sales of fexofenadine HCl by the licensee.

COSTS AND EXPENSES

COST OF CONTRACT REVENUE. Our cost of contract revenue, from which we derive gross profit from net contract revenue, consists primarily of compensation and associated fringe benefits for employees and other direct project related costs. Cost of contract revenue increased 51.9% to $7.5 million in the second quarter of 2000 from $5.0 million for the same period in 2000. Our net contract revenue margin increased to 44.8% in the second quarter of 2001 from 44.1% for the same period in 2000, primarily from higher rates generated from our contract services and leveraging our fixed overhead costs. Cost of contract revenue increased 54.2% to $14.4 million for the six months ended June 30, 2001 from $9.3 million for the same period in 2000. Our net contract revenue margin increased to 44.7% for the six months ended June 30, 2001 from 44.1% for the same period in 2000, primarily from higher rates generated from our contract services and leveraging our fixed overhead costs.

TECHNOLOGY INCENTIVE AWARD. We maintain a Technology Development Incentive Plan, the purpose of which is to stimulate and encourage novel innovative technology development. The Plan allows eligible participants to share in awards based on a percentage of the net revenue earned by us relating to patented technology with respect to which the eligible participant is named as an inventor. The technology incentive award expense incurred under our Technology Development Incentive Plan increased 37.5% to $1.1 million in the second quarter of 2001 compared to $774,000 for the same period in 2000. For the six months ended June 30, 2001 the technology incentive award expense increased 44.6% to $1.9 million compared to $1.3 million for the same period in 2000. The increase was directly attributable to the increase in royalty revenue.

RESEARCH AND DEVELOPMENT. Research and development expense consists of payments in connection with collaborations with academic institutions, compensation and benefits for scientific personnel for work performed on proprietary research projects and costs of supplies and related chemicals. Research and development expense increased 77.5% to $1.0 million for the second quarter of 2001 compared to $568,000 for the same period in 2000. For the six months ended June 30, 2001 research and development expense increased 95.2% to $1.9 million compared to $986,000 for the same period in 2000. The increase was due primarily to an increase in internally-funded research efforts.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense consists of compensation and related fringe benefits for marketing and administrative employees, professional services, marketing costs and all costs related to facilities and information services. Selling, general and administrative expenses increased 55.5% to $2.9 million for the second quarter of 2001 from $1.9 million for the corresponding period of 2000. Selling, general and administrative expenses increased 44.9% to $5.5 million for the six months ended June 30, 2001 from $3.8 million for the corresponding period of 2000. The dollar increase was primarily attributable to an increase in administrative and marketing staffing to support the expansion of our operations, and an increase in expenses related to recruitment of scientists. Selling, general and administrative expenses represented 21.5% of net contract revenue in the second quarter of 2001 as compared to 21.1% in the second quarter of 2000.

Other income, net increased 170.9% to $1.7 million in the second quarter of 2001 from $632,000 for the same period in 2000. For the six months ended June 30, 2001, other income, net increased 185.9% to $3.8 million from $1.3 million. Other income, net consists primarily of interest income. The increase in interest income is due to the increased cash and short-term investment balances resulting primarily from our follow-on offering or our common stock, completed in October 2000. Net proceeds, after the underwriters' discount and offering expenses were approximately $119.0 million.

INCOME TAX EXPENSE. The effective income tax rate for the second quarter of 2001 and 2000 was 37.0%. The effective income tax rate for the six months ended June 30, 2001 and 2000 was 37.0% and 37.2%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities. During the first six months of 2001, we generated cash of $16.1 million from operating activities, of which approximately $23.7 million was used in the acquisition of New Chemical Entities, Inc., and approximately $5.0 million was used in expansion-related projects. During the first six months of 2001, we generated $6.3 million from financing activities, consisting of $5.7 million in low interest industrial development agency financing and approximately $800,000 from stock option exercises. Working capital was approximately $158.6 million at June 30, 2001 as compared to $161.2 million as of December 31, 2000. We have available a $25.0 million credit facility to supplement our liquidity needs. There were no borrowings under this credit facility at June 30, 2001.

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

In July 2001 the Financial Accounting Standards Board issued SFAS No. 141 BUSINESS COMBINATIONS and No. 142 GOODWILL AND OTHER INTANGIBLE ASSETS.

SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting; use of the pooling-of-interests method is prohibited. Goodwill will initially be recognized as an asset and measured as the excess of the cost of the acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. Intangible assets other than goodwill will be recognized as an asset apart from goodwill if that asset arises from contractual or other legal rights. Excess negative goodwill will be recorded as an extraordinary gain. The Statement will apply to all business combinations initiated or completed after June 30, 2001. Adoption of SFAS No. 141 is not expected to have a material impact on the Company's financial position or results of operations.

SFAS No. 142 requires that goodwill (including goodwill reported on the separate GAAP financial statements of a subsidiary) will not be amortized but will be tested for impairment at least annually at the reporting unit level. Goodwill will be tested for impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill with an impairment loss recorded for excess goodwill, if any. Intangible assets will be amortized over their estimated useful lives and will be tested at least annually for impairment in accordance with SFAS No. 121. Intangible assets with an indefinite useful life will not be amortized until its life is determined to be no longer indefinite. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Goodwill acquired in a business combination after June 30, 2001 will not be amortized. Adoption of SFAS No. 142 is expected to reduce the Company's annual amortization expense by approximately $1.7 million.

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

Item 4.  Submission of Matters to a Vote of Security Holders

           The Company held its annual meeting of stockholders (the "Annual Meeting") on May 22, 2001. At the Annual Meeting, stockholders of the Company voted to elect Thomas E. D'Ambra and Anthony P. Tartaglia to serve as Class I Directors of the company for three-year terms, such terms to continue until the annual meeting of stockholders in 2004 and until their respective successors are duly elected and qualified. The votes cast for, and withheld from, the election of the aforementioned Directors are listed below:


                                              Votes                               Votes
                                             Cast For                         Withheld From
                                            ----------                        -------------
           Thomas E. D'Ambra                24,808,179                          4,046,301

           Anthony P. Tartaglia             27,712,585                          1,141,895

Item 5.  Other Information

RECENT DEVELOPMENTS REGARDING ALLEGRA

         THE BARR LABORATORIES ABBREVIATED NEW DRUG APPLICATION FILINGS

         In a press release on August 2, 2001, Aventis announced that on August 1, 2001, Aventis Pharmaceuticals, the U.S. pharmaceutical business of Aventis, filed a lawsuit against Barr Laboratories, Inc., in U.S. District Court in New Jersey alleging infringement of certain U.S. patents related to fexofenadine HCl, which Aventis Pharmaceuticals markets in the U.S. under the brand name Allegra(R). This was in response to notification from Barr Laboratories that it had filed an Abbreviated New Drug Application (ANDA) with the U.S. Food and Drug Administration (FDA) seeking authorization to produce and market a generic version of fexofenadine HCl 60 mg capsules. In its press release, Aventis stated that in the U.S., it holds multiple, enforceable method of use, formulation, process and composition patents with respect to Allegra(R). The Company earns royalty revenue from worldwide sales of Allegra resulting from a 1995 licensing agreement with Aventis. Under its arrangements with Aventis, Albany Molecular will receive royalties until expiration of its underlying patents or until they are earlier determined to be invalid and/or unenforceable. Under applicable federal law, marketing of an FDA-approved generic capsule at minimum may not commence unless and until a decision favorable to Barr Laboratories is rendered in any patent litigation or until 30 months have elapsed, whichever comes first.

         Aventis has also stated that on July 30, 2001, Aventis Pharmaceuticals received notice that Barr Laboratories had filed another ANDA with the FDA seeking authorization to produce and market a generic version of fexofenadine HCl tablets. Aventis indicated that it is currently in the process of analyzing the situation. As noted above, if a patent infringement suit is brought by Aventis against Barr relating to the ANDA for the tablets, marketing of an FDA-approved generic tablet at minimum may not commence unless and until a decision favorable to Barr Laboratories is rendered in the litigation or until 30 months have elapsed, whichever is first. In addition to protection afforded by the patent portfolio relating to Allegra, Aventis stated that the tablet formulations are protected by regulatory exclusivity until the first quarter of 2003.

         Aventis is taking the lead in preparing and executing a strategy to defend and enforce the intellectual property rights that exist with respect to Allegra. The Company strongly supports their efforts to date and will continue to support them in defending and enforcing those rights.

         THE FDA ADVISORY PANEL SAFETY RECOMMENDATION

         Also related to Allegra during the second quarter, on May 11, 2001, an FDA advisory panel recommended that the prescription allergy drugs Claritin, Allegra and Zyrtec are safe enough to be made available over-the-counter (OTC). The panel had been assembled as a result of a 1998 petition by Blue Cross of California (now Wellpoint Health Networks) requesting that the three top-selling prescription antihistamines be switched to OTC status. The FDA panel's only consideration was whether Claritin, Allegra and Zyrtec have the safety profile for over-the-counter use without a learned intermediary. The panel's recommendation is under consideration by the full FDA.

         In a news release issued after the FDA panel's recommendation, Aventis announced its disagreement with the recommendation. Regardless of any FDA decision, the Company will continue to receive royalties on all sales of Allegra, including the over-the-counter sales, until expiration of its underlying patents or until they are earlier determined to be invalid and/or unenforceable.

         RISKS RELATING TO THE BARR LABORATORIES ANDA AND THE FDA ADVISORY PANEL SAFETY RECOMMENDATION

         The Company has been issued several patents on a pure form of, and a manufacturing process for, fexofenadine HCl. The patent positions of pharmaceutical, medical and biotechnology firms can be uncertain and can involve complex legal and factual questions. Litigation, in particular patent litigation, can be complex and time-consuming and the outcome is inherently uncertain. The Company cannot assure investors that Aventis will ultimately succeed in its current litigation against Barr Laboratories or that the Company or Aventis will succeed in any future similar litigation against generic drug manufacturers involving patents with respect to Allegra. In the event that one or more of the patents owned by the Company or Aventis are ultimately determined to be invalid or unenforceable, the Company and Aventis would lose exclusivity with respect to the claims covered by those patents. Any such loss of exclusivity and the contemporaneous introduction of generic forms of fexofenadine HCl may cause a reduction in Allegra sales. In addition, under the Company's current arrangements with Aventis, the Company and Aventis have determined that Aventis, with consultation from the Company, will take the lead with respect to preparing and executing a strategy to defend and enforce certain of their respective patents relating to Allegra. As a result, the Company may not be able to control the conduct of such litigation and the strategic decisions that are made during the course of such litigation.

         The FDA's reaction to its advisory panel's recommendation with regard to the safety of Allegra is uncertain. If the FDA determines that Allegra may be sold in an over-the-counter form, there may be an adverse affect on its reimbursement status by third-party payers and on the price at which it can be sold. Any such price reduction may not be adequately offset by increased volume of sales.

         Royalties from sales of Allegra currently constitute a significant portion of our total revenues and operating income. For the six months ended June 30, 2001, royalties from Allegra sales constituted 42.7% of our total revenues and net income from these royalties constituted 66.1% of our net income. While a final determination with respect to the Barr Laboratories ANDA filing and the FDA Advisory Panel's safety recommendation may not occur for a significant amount of time, perhaps a number of years, each of these two recent developments may ultimately have a significant adverse impact on sales of Allegra. If the dollar amount of Allegra sales subject to the Company's license agreement decreases, due to these or any other factors, the Company's revenues from its license agreement with Aventis may decrease. Because the Company has very few costs associated with the Allegra license, a decrease in its revenues from the license agreement for Allegra would have a disproportionately adverse effect on our results of operation.

Item 6.  Exhibits and Reports Filed on Form 8-K

(a)      Exhibits.

         None

(b)      Reports on Form 8-K.

         (1) On May 22, 2001, the Company filed a Current Report on Form 8-K reporting information under Item 9 "Regulation FD Disclosure."

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ALBANY MOLECULAR RESEARCH, INC.



Date: August 14, 2001                 By:  /s/ Thomas E. D'Ambra, Ph.D.
                                           -------------------------------------
                                           Thomas E. D'Ambra, Ph.D.
                                           Chairman and Chief Executive Officer


Date: August 14, 2001                 By:  /s/ David P. Waldek
                                           -------------------------------------
                                           David P. Waldek
                                           Treasurer and Chief Financial Officer