Form 10-Q
period 2001-09-30
ALBANY MOLECULAR RESEARCH INC
filed 2001-11-13
CIK 1065087

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001


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

                            Yes   [X]      No   [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                                 OUTSTANDING AT NOVEMBER 12, 2001
          -----                                 --------------------------------
Common Stock, $.01 par value                                33,125,056

                         ALBANY MOLECULAR RESEARCH, INC.
                                      INDEX


                                                                                                 PAGE
Part I.    Financial Information

           Item 1.       Condensed Consolidated Financial Statements

                         Condensed Consolidated Statements of Income                               3
                         Condensed Consolidated Balance Sheets                                     4
                         Condensed Consolidated Statements of Cash Flows                           5
                         Notes to Unaudited Condensed Consolidated Financial Statements            6

           Item 2.       Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                                      10

Part II.   Other Information

           Item 1.       Legal Proceedings                                                        13

           Item 5.       Other Information                                                        13

           Item 6.       Exhibits and Reports on Form 8-K                                         14

Signatures                                                                                        15

PART I--FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                         ALBANY MOLECULAR RESEARCH, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                THREE MONTHS ENDED                      NINE MONTHS ENDED
                                      -----------------------------------     ----------------------------------
                                      SEPTEMBER 30,         SEPTEMBER 30,       SEPTEMBER 30,      SEPTEMBER 30,
                                           2001                 2000                2001               2000
                                      -------------         -------------       -------------      -------------
Net contract revenue                     $14,653               $ 9,890             $40,652            $26,557
Recurring royalties                        9,918                 7,469              29,326             20,894
                                         -------               -------             -------            -------
   Total revenue                          24,571                17,359              69,978             47,451

Cost of contract revenue                   8,088                 5,506              22,451             14,847
Technology incentive award                   990                   747               2,930              2,089
Research and development                   1,099                   513               3,023              1,499
Selling, general and administrative        2,988                 1,943               8,467              5,695
                                         -------               -------             -------            -------
   Total costs and expenses               13,164                 8,709              36,871             24,130
                                         -------               -------             -------            -------

Income from operations                    11,407                 8,650              33,107             23,321

 Equity in income of unconsolidated
     affiliates                              341                    28               1,242                378
 Other income, net                         1,551                   702               5,396              2,047
                                         -------               -------             -------            -------

Income before income tax expense          13,299                 9,380              39,745             25,746

Income tax expense                         4,819                 3,554              14,605              9,640
                                         -------               -------             -------            -------

Net income                               $ 8,480               $ 5,826             $25,140            $16,106
                                         =======               =======             =======            =======

Basic earnings per share                 $  0.26               $  0.20             $  0.76            $  0.54
                                         =======               =======             =======            =======

Diluted earnings per share                 $0.25               $  0.19             $  0.74            $  0.51
                                         =======               =======             =======            =======


      SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         ALBANY MOLECULAR RESEARCH, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(DOLLARS IN THOUSANDS)


                                                                      SEPTEMBER 30,              DECEMBER 31,
                                                                          2001                       2000
                                                                      -------------              ------------
                              ASSETS
Current assets:
   Cash and cash equivalents                                            $ 99,173                   $124,498
   Accounts receivable, net                                               11,724                      7,952
   Royalty income receivable                                               9,898                      7,827
   Investment securities, available-for-sale                              40,175                     27,526
   Inventory                                                               5,919                      1,606
   Unbilled services                                                         964                         53
   Prepaid expenses and other current assets                               1,639                      1,700
                                                                        ---------                  --------
     Total current assets                                                169,492                    171,162

Property and equipment, net                                               53,136                     30,914

Other assets:
   Intangible assets and patents, net                                     21,837                      2,721
   Equity investments in unconsolidated affiliates                        16,947                     16,281
   Convertible subordinated debenture from unconsolidated affiliate       15,772                     16,436
   Other assets                                                            3,423                      1,052
                                                                        ---------                  --------
     Total other assets                                                   57,979                     36,490
                                                                        ---------                  --------

Total assets                                                            $280,607                   $238,566
                                                                        ========                   ========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                $ 14,356                   $  8,273
   Unearned income                                                         1,839                      1,011
   Current installments of long-term debt                                    732                          5
   Other current liabilities                                               2,453                        624
                                                                        ---------                  --------
     Total current liabilities                                            19,380                      9,913

Long-term liabilities:
   Long-term debt, excluding current installments                          6,117                        120
                                                                        ---------                  --------
Total liabilities                                                         25,497                     10,033
                                                                        ---------                  --------
Stockholders' equity:
   Common stock, $0.01 par value, 100,000,000 shares authorized,
   33,120,333 shares issued and outstanding at September 30, 2001,
   and 32,785,913 shares issued and outstanding at December 31, 2000         330                        328
   Additional paid-in capital                                            180,502                    178,871
   Retained earnings                                                      74,449                     49,309
   Accumulated other comprehensive (loss) income                            (171)                        25
                                                                        ---------                  --------
     Total stockholders' equity                                          255,110                    228,533
                                                                        ---------                  --------

Total liabilities and stockholders' equity                              $280,607                   $238,566
                                                                        ========                   ========

      SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         ALBANY MOLECULAR RESEARCH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(DOLLARS IN THOUSANDS)


                                                                                     NINE MONTHS ENDED
                                                                           -------------------------------------
                                                                           SEPTEMBER 30,           SEPTEMBER 30,
                                                                               2001                    2000
                                                                           -------------           -------------
OPERATING ACTIVITIES
Net income                                                                   $ 25,140                 $16,106
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                             3,899                   1,725
      Tax benefit of stock option exercises                                       533                     945
       Equity earnings in income of  affiliate                                 (1,242)                   (378)
      Deferred income tax expense                                                                         292
      Change in operating assets and liabilities, net of business acquisition:
         Accounts receivable                                                   (3,516)                 (3,160)
         Royalty income receivable                                             (2,071)                 (2,018)
         Unbilled services                                                       (894)                     41
         Inventory, prepaid expenses and other assets                             418                  (1,385)
         Accounts payable and accrued expenses                                  5,047                   6,009
         Unearned income                                                          594                    (699)
         Other current liabilities                                               (114)                   (118)
                                                                             --------                 -------
Net cash provided by operating activities                                      27,794                  17,360

INVESTING ACTIVITIES
     Proceeds from sale (purchase) of investments                             (12,587)                  6,396
    Purchase of business, net of cash acquired                                (33,325)                   (869)
    Purchases of property and equipment                                       (13,584)                 (9,345)
    Payments for patent application costs                                                                 (60)
    Purchase of equity in unconsolidated affiliates                              (148)                   (684)
                                                                             --------                 -------
Net cash used in investing activities                                         (59,644)                 (4,562)

FINANCING ACTIVITIES
    Principal payments on long-term debt and capital leases                      (274)                   (838)
    Proceeds from borrowings on long-term debt                                  5,700                      --
    Proceeds from sale of common stock                                          1,099                     956
                                                                             --------                 -------
Net cash provided by financing activities                                       6,525                     118

(Decrease) increase in cash and cash equivalents                              (25,325)                 12,916

Cash and cash equivalents at beginning of period                              124,498                   3,673
                                                                             --------                 -------

Cash and cash equivalents at end of period                                   $ 99,173                 $16,589
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

NOTE 2 - ACQUISITIONS

GREAT LAKES CHEMICAL RESEARCH FACILITY

On September 21, 2001 the Company purchased Great Lakes Chemical Corporation's laboratory facilities in Mt. Prospect, Illinois for approximately $10,000 in cash. The results of Mt. Prospect's operations have been included in the consolidated financial statements since that date. The facility is an 88,000 square foot laboratory facility. The facility includes chemistry synthesis labs, which contain 55 fully equipped scientific workstations; a two-bay, non-GMP chemical pilot plant; research fermentation facilities; associated analytical support; scale-up fermentation capacity; and supporting office space. The facility is located on 5.5 acres. The purchase provides the Company with a modern facility, fully equipped with a scientific staff of approximately 50 people with room for considerable expansion.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired at the date of acquisition:

Property, plant and equipment                                  $ 9,000
Goodwill                                                         1,000
                                                               -------
Net assets acquired                                            $10,000
                                                               =======

The goodwill which resulted from the purchase is expected to be tax deductible.

NEW CHEMICAL ENTITIES, INC.

On January 25, 2001 the Company acquired all of the outstanding stock of New Chemical Entities, Inc. (NCE) of Bothell, Washington, for approximately $23,000 of which $22,400 was in cash and $600 in assumed shareholder debt which was repaid at the closing. NCE, renamed AMRI Bothell Research Center, Inc., is now a wholly owned subsidiary of the Company. The transaction was accounted for as a purchase. The operations of NCE have been included in the Company's statement of income from the acquisition date forward. The excess purchase price over the net assets acquired approximates $15,900. (See Note 7)

The purchase price of $23,000, which is subject to the completion of a valuation, has been preliminarily allocated as follows:

Cash                                                              $    19
Accounts receivable, net                                              255
Chemical libraries                                                  3,759
Other current assets                                                   55
Property and equipment                                              2,233
Deferred tax assets                                                 1,926
Intangible assets                                                   3,405
Other assets                                                          459
                                                                  -------

Total assets                                                      $12,111
                                                                  =======

Accounts payable and accrued expenses                             $   761
Unearned revenue                                                      235
Long-term debt, current                                               428
Deferred taxes                                                      2,570
Long-term debt, less current portion                                  861
                                                                  -------

Total liabilities                                                   4,855
                                                                  -------

Net assets                                                          7,256
Purchase price                                                     23,000
Direct acquisition costs                                              187
                                                                  -------
Excess purchase price                                             $15,931
                                                                  =======

Intangible assets consist primarily of microbial cultures, which are being amortized over a period of fifteen years.

NOTE 3 - STOCKHOLDERS' EQUITY

The shares used in the computation of the Company's basic and diluted earnings per share are as follows:


                                       THREE MONTHS ENDED                            NINE MONTHS ENDED
                                          SEPTEMBER 30,                                SEPTEMBER 30,
                                  -----------------------------               ------------------------------
                                     2001               2000                    2001                  2000
                                  ----------         ----------               ----------           ----------
Weighted average common
   shares outstanding             33,116,167         29,756,425               33,046,309           29,709,360

Dilutive effect of
stock options                        948,967          1,616,534                1,135,991            1,646,774
                                  ----------         ----------               ----------           ----------
Weighted average common
   shares outstanding,
   assuming dilution              34,065,134         31,372,959               34,182,300           31,356,134
                                  ==========         ==========               ==========           ==========

For the three and nine months ended September 30, 2001 anti-dilutive options totaled approximately 1,200,000 and 1,000,000, respectively.

NOTE 4 - COMPREHENSIVE INCOME

The Company is required to report comprehensive income and its components in accordance with the provisions of the Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income."

The following table presents the components of the Company's comprehensive income for the three and nine months ended September 30, 2001 and 2000:


                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                    SEPTEMBER 30,                       SEPTEMBER 30,
                                               ------------------------           -------------------------
                                                2001             2000              2001              2000
                                               ------           -------           -------           -------
Net income                                     $8,480           $5,826            $25,140           $16,106
Other comprehensive loss:
    Unrealized gain on
      available-for-sale
      securities, net of taxes                     94                                 139
    Equity in affiliates comprehensive
      income (loss)                                                 23               (335)               33
                                               ------           ------            -------           -------
         Total comprehensive income            $8,574           $5,849            $24,944           $16,139
                                               ======           ======            =======           =======

NOTE 5 - FINANCIAL INFORMATION BY CUSTOMER CONCENTRATION AND GEOGRAPHIC AREA

Net contract revenue from the Company's three largest customers represented approximately 23%, 14% and 11% of total consolidated net contract revenue for the three months ended September 30, 2001, and 22%, 14% and 10% of total consolidated net contract revenue for the three months ended September 30, 2000. Net contract revenue from the Company's three largest customers represented approximately 22%, 15% and 9% of total consolidated net contract revenue for the nine months ended September 30, 2001, and 23%, 14% and 10% of total consolidated net contract revenue for the nine months ended September 30, 2000.

In early October, Bristol Myers Squibb (BMS) completed its purchase of DuPont Pharmaceuticals, a significant customer of the Company. Recently, BMS announced significant cost-cutting initiatives from DuPont Pharmaceuticals personnel and research budgets, and the Company is in discussions with BMS regarding its relationship. Although one scenario of the Company's discussions is a continuation of the DuPont Pharmaceuticals contractual relationship within BMS, we expect it would only be continued at a significantly reduced level in 2002, relative to 2001. There are protections in the DuPont contract that include a termination fee which would mitigate the financial impact of the termination of the contract, including provisions for either a cash payment for an outright termination of the contract or a wind-down of the contract over a twelve month period. Furthermore, we believe a gradual downsizing of this contract relationship could be mitigated through placement of scientists into new contracts as they become available. The DuPont contract represented approximately 20% and 22% of total revenues for the three months ended September 30, 2001, and 2000, respectively and 19% and 23% of total revenues for the nine months ended September 30, 2001, and 2000, respectively.

The Company's net contract revenue for the three months ended September 30, 2001 and 2000 and the nine months ended September 30, 2001 and 2000 was recognized from customers in the following geographic regions:


                                       THREE MONTHS ENDED                         NINE MONTHS ENDED
                               ---------------------------------         -----------------------------------
                               SEPTEMBER 30,       SEPTEMBER 30,         SEPTEMBER 30,         SEPTEMBER 30,
                                   2001                2000                  2001                  2000
                               -------------       -------------         -------------         -------------
   United States                   93%                  95%                   92%                  92%
   Europe                           4%                   3%                    5%                   6%
   Other                            3%                   2%                    3%                   2%
                                  ----                 ----                  ----                 ----
   Total                          100%                 100%                  100%                 100%
                                  ====                 ====                  ====                 ====

NOTE 6 - LONG-TERM DEBT

In April 2001, the Company issued $5,700 in tax exempt industrial development revenue bonds to finance the acquisition and renovation of its new facility in Syracuse, New York. The bonds carry a variable interest rate and may be converted to a fixed rate at the Company's option. The variable interest rate as of September 30, 2001 was 2.15%. Principal payments are due in increasing annual installments beginning April 2002, as follows:


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

SFAS No. 142 requires that goodwill (including goodwill reported on the separate GAAP financial statements of a subsidiary) will not be amortized but will be tested for impairment at least annually at the reporting unit level. Goodwill will be tested for impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill with an impairment loss recorded for excess goodwill, if any. Intangible assets will be amortized over their estimated useful lives and will be tested at least annually for impairment in accordance with SFAS No. 121. Intangible assets with an indefinite useful life will not be amortized until its life is determined to be no longer indefinite. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Goodwill acquired in a business combination after will not be amortized. Adoption of SFAS No. 142 is expected to reduce the Company's annual amortization costs by approximately $1.6 million.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this Statement will not have a material impact on its financial statements.

In August 2001, the FASB also issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently reviewing this statement to determine its effect on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. These statements include, but are not limited to, statements regarding (i) the development of new technology and receipt of future success fees and royalty payments, (ii) the enforceability of patents relating to Allegra(R), (iii) demand for the Company's services, and
(iv) the Company's views with respect to the strength of its underlying core operations. These statements may also be identified by forward-looking words such as "may," "could," "should," "would," "will," "intend," "expect," "anticipate," "believe" and "continue" or similar words. Readers should not place undue reliance on our forward-looking statements. The Company's actual results may differ materially from such forward-looking statements as a result of numerous factors, some of which the Company may not be able to predict and may not be within the Company's control. Factors that could cause such differences include, but are not limited to (a) the Company's ability to attract and retain experienced scientists, (b) trends in pharmaceutical and biotechnology companies outsourcing chemical research and development, (c) sales of Allegra (including any deviations in estimates provided by Aventis) and the Company's receipt of significant royalties from the Allegra license agreement,
(d) the possibility that Allegra will be approved by the FDA for over-the-counter sales and the potential adverse effects to the Company's licensing revenues as a result of such determination, (e) the outcome of the DuPont/BMS negotiations, (f) the Company's failure to develop new technologies or commercial products internally or through collaborations, (g) the Company's and Aventis' ability to successfully enforce their intellectual property, patent rights and technology, including with respect to the recent Barr ANDA filings,
(h) the Company's ability to take advantage of proprietary technology and expand the scientific tools available to it, (i) the ability of the Company's strategic investments and acquisitions to perform as expected, (j) the Company's ability to successfully complete its ongoing expansion projects on schedule and on budget and to integrate acquired companies, and (k) the Company's ability to effectively manage its growth, as well as those factors discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001 and the Company's other SEC filings. The Company does not undertake or intend to update any forward-looking statements contained in this Form 10-Q after the date of this Form 10-Q.

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

Net contract revenue for the third quarter of 2001 increased 48.2% to $14.7 million, compared to $9.9 million for the same period in 2000. This increase was due principally to our performance of a greater number of projects under contract, primarily for medicinal chemistry and chemical development services, which was facilitated through an increase in the number of scientific staff to 350 as of September 30, 2001, from 208 as of September 30, 2000.

Net contract revenue for the nine months ended September 30, 2001 increased 53.1% to $40.7 million, compared to $26.6 million for the same period in 2000. This increase was due principally to our performance of a greater number of projects under contract, primarily for medicinal chemistry and chemical development services, which was facilitated through the increase in the number of scientific staff.

RECURRING ROYALTY REVENUE. Recurring royalty revenue consists of royalties from Aventis under a license agreement based on sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere. Royalty payments are due within 45 days after the end of a calendar quarter and are determined based on sales in such quarter. Recurring royalty revenue for the third quarter of 2001 increased 32.8% to $9.9 million, compared to $7.5 million in 2000. The increase was attributable to increased sales of fexofenadine HCl by the licensee. For the nine months ended September 30, 2001 recurring royalty revenue increased 40.4% to $29.3 million, compared to $20.9 million in 2000. The increases are attributable to increased sales of fexofenadine HCl by the licensee.

COSTS AND EXPENSES

COST OF CONTRACT REVENUE. Our cost of contract revenue, from which we derive gross profit from net contract revenue, consists primarily of compensation and associated fringe benefits for employees and other direct project related costs. Cost of contract revenue increased 46.9% to $8.1 million in the third quarter of 2001 from $5.5 million for the same period in 2000. Our net contract revenue margin increased to 44.8% in the third quarter of 2001 from 44.3% for the same period in 2000, primarily from higher rates generated from our contract services and leveraging our fixed overhead costs. Cost of contract revenue increased 51.2% to $22.5 million for the nine months ended September 30, 2001 from $14.8 million for the same period in 2000. Our net contract revenue margin increased to 44.8% for the nine months ended September 30, 2001 from 44.1% for the same period in 2000, primarily from higher rates generated from our contract services and leveraging our fixed overhead costs.

TECHNOLOGY INCENTIVE AWARD. We maintain a Technology Development Incentive Plan, the purpose of which is to stimulate and encourage novel innovative technology development. The Plan allows eligible participants to share in awards based on a percentage of the net revenue earned by us relating to patented technology with respect to which the eligible participant is named as an inventor. The technology incentive award expense incurred under our Technology Development Incentive Plan increased 32.5% to $990,000 in the third quarter of 2001 compared to $747,000 for the same period in 2000. For the nine months ended September 30, 2001 the technology incentive award expense increased 40.3% to $2.9 million compared to $2.1 million for the same period in 2000. The increase was directly attributable to the increase in royalty revenue.

RESEARCH AND DEVELOPMENT. Research and development expense consists of payments in connection with collaborations with academic institutions, compensation and benefits for scientific personnel for work performed on proprietary research projects and costs of supplies and related chemicals. Research and development expense increased 114.1% to $1.1 million for the third quarter of 2001 compared to $513,000 for the same period in 2000. For the nine months ended September 30, 2001 research and development expense increased 101.7% to $3.0 million compared to $1.5 million for the same period in 2000. The increase was due primarily to an increase in internally funded research efforts.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense consists of compensation and related fringe benefits for marketing and administrative employees, professional services, marketing costs and all costs related to facilities and information services. Selling, general and administrative expenses increased 53.9% to $3.0 million for the third quarter of 2001 from $1.9 million for the corresponding period of 2000. Selling, general and administrative expenses increased 48.7% to $8.5 million for the nine months ended September 30, 2001 from $5.7 million for the corresponding period of 2000. The increase was primarily attributable to an increase in administrative and marketing staffing to support the expansion of our operations, and an increase in expenses related to recruitment of scientists. Selling, general and administrative expenses represented 20.5% of net contract revenue in the third quarter of 2001 as compared to 19.7% in the third quarter of 2000.

OTHER INCOME, NET. Other income, net increased 120.9% to $1.6 million in the third quarter of 2001 from $702,000 for the same period in 2000. For the nine months ended September 30, 2001, other income, net increased 163.6% to $5.4 million from $2.0 million. Other income, net consists primarily of interest income. The increase in interest income was due to the increased cash and short-term investment balances resulting primarily from a follow-on public offering of our common stock completed in October 2000. Net proceeds, after the underwriters' discount and offering expenses, were approximately $119.0 million.

INCOME TAX EXPENSE. The effective income tax rate for the third quarter of 2001 and 2000 was 36.2% and 37.9%, respectively. The effective income tax rate for the nine months ended September 30, 2001 and 2000 was 36.8% and 37.4%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities. During the first nine months of 2001, we generated cash of $27.8 million from operating activities, of which approximately $23.2 million was used in the acquisition of New Chemical Entities, Inc., $10.0 million was used in the acquisition of Great Lakes Chemical Corporations Mt. Prospect, Il. facility and approximately $13.6 million was used in expansion-related projects. We expect to use an additional $3.0 million in facility related expansion projects over the next six months. During the first nine months of 2001, we generated $6.5 million from financing activities, consisting of $5.7 million in low interest industrial development agency financing and approximately $1.1 million from stock option exercises. Working capital was approximately $150.1 million at September 30, 2001 as compared to $161.2 million as of December 31, 2000. We have available a $25.0 million credit facility to supplement our liquidity needs. There were no borrowings under this credit facility at September 30, 2001.

On September 18, 2001 the Company's board of directors approved a stock repurchase program. Under the program, the Company is authorized to purchase up to one million shares of the issued and outstanding shares of its common stock in the open market or in private transactions during the next 12 months. Shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to price ranges set by the board and regulatory considerations. To date, no shares have been repurchased under the program.

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

SFAS No. 142 requires that goodwill (including goodwill reported on the separate GAAP financial statements of a subsidiary) will not be amortized but will be tested for impairment at least annually at the reporting unit level. Goodwill will be tested for impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill with an impairment loss recorded for excess goodwill, if any. Intangible assets will be amortized over their estimated useful lives and will be tested at least annually for impairment in accordance with SFAS No. 121. Intangible assets with an indefinite useful life will not be amortized until its life is determined to be no longer indefinite. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Goodwill acquired in a business combination after September 30, 2001 will not be amortized. Adoption of SFAS No. 142 is expected to reduce the Company's annual amortization cost by approximately $1.6 million.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the

Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB No. 30.

SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this Statement will not have a material impact on its financial statements.

In August 2001, the FASB also issued SFAS No. 144 which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently reviewing this statement to determine its effect on the Company's financial statements.

PART II--OTHER INFORMATION

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

Item 5.  Other Information

RECENT DEVELOPMENTS REGARDING ALLEGRA

         THE BARR LABORATORIES ABBREVIATED NEW DRUG APPLICATION FILINGS

In a press release on August 2, 2001, Aventis announced that on August 1, 2001, Aventis Pharmaceuticals, the U.S. pharmaceutical business of Aventis, filed a lawsuit against Barr Laboratories, Inc., in U.S. District Court in New Jersey alleging infringement of certain U.S. patents related to fexofenadine HCl, which Aventis Pharmaceuticals markets in the U.S. under the brand name Allegra(R). This was in response to notification from Barr Laboratories that it had filed an Abbreviated New Drug Application (ANDA) with the U.S. Food and Drug Administration (FDA) seeking authorization to produce and market a generic version of fexofenadine HCl 60 mg capsules. In its press release, Aventis stated that in the U.S., it holds multiple, enforceable method of use, formulation, process and composition patents with respect to Allegra(R). The Company earns royalty revenue from worldwide sales of Allegra resulting from a 1995 licensing agreement with Aventis. Under its arrangements with Aventis, the Company will receive royalties until expiration of its underlying patents or until they are earlier determined to be invalid and/or unenforceable. Under applicable federal law, marketing of an FDA-approved generic capsule at minimum may not commence unless and until a decision favorable to Barr Laboratories is rendered in any patent litigation or until 30 months have elapsed, whichever comes first.

Aventis has also stated that on July 30, 2001, Aventis Pharmaceuticals received notice that Barr Laboratories had filed another ANDA with the FDA seeking authorization to produce and market a generic version of fexofenadine HCl tablets. Aventis indicated that it is currently in the process of analyzing the situation. Aventis filed a patent infringement suit against Barr relating to the ANDA for the tablets on September 7,2001. Marketing of an FDA-approved generic tablet at minimum may not commence unless and until a decision favorable to Barr Laboratories is rendered in the litigation or until 30 months have elapsed, whichever is first. In addition to protection afforded by the patent portfolio relating to Allegra, Aventis stated that the tablet formulations are protected by regulatory exclusivity until the first quarter of 2003.

Aventis is taking the lead in preparing and executing a strategy to defend and enforce the intellectual property rights that exist with respect to Allegra. The Company strongly supports their efforts to date and will continue to support them in defending and enforcing those rights.

         THE FDA ADVISORY PANEL SAFETY RECOMMENDATION

Also related to Allegra during the third quarter, on May 11, 2001, an FDA advisory panel recommended that the prescription allergy drugs Claritin, Allegra and Zyrtec are safe enough to be made available over-the-counter (OTC). The panel had been assembled as a result of a 1998 petition by Blue Cross of California (now Wellpoint Health Networks) requesting that the three top-selling prescription antihistamines be switched to OTC status. The FDA panel's only consideration was whether Claritin, Allegra and Zyrtec have the safety profile for over-the-counter use without a learned intermediary. The panel's recommendation is under consideration by the full FDA.

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

         RISKS RELATING TO THE BARR LABORATORIES ANDA AND THE FDA ADVISORY PANEL SAFETY RECOMMENDATION

The Company has been issued several patents on a pure form of, and a manufacturing process for, fexofenadine HCl. The patent positions of pharmaceutical, medical and biotechnology firms can be uncertain and can involve complex legal and factual questions. Litigation, in particular patent litigation, can be complex and time-consuming and the outcome is inherently uncertain. The Company cannot assure investors that Aventis will ultimately succeed in its current litigation against Barr Laboratories or that the Company or Aventis will succeed in any future similar litigation against generic drug manufacturers involving patents with respect to Allegra. In the event that one or more of the patents owned by the Company or Aventis are ultimately determined to be invalid or unenforceable, the Company and Aventis would lose exclusivity with respect to the claims covered by those patents. Any such loss of exclusivity and the contemporaneous introduction of generic forms of fexofenadine HCl may cause a reduction in Allegra sales. In addition, under the Company's current arrangements with Aventis, the Company and Aventis have determined that Aventis, with consultation from the Company, will take the lead with respect to preparing and executing a strategy to defend and enforce certain of their respective patents relating to Allegra. As a result, the Company may not be able to control the conduct of such litigation and the strategic decisions that are made during the course of such litigation

The FDA's reaction to its advisory panel's recommendation with regard to the safety of Allegra is uncertain. If the FDA determines that Allegra may be sold in an over-the-counter form, there may be an adverse affect on its reimbursement status by third-party payers and on the price at which it can be sold. Any such price reduction may not be adequately offset by increased volume of sales.

Royalties from sales of Allegra currently constitute a significant portion of our total revenues and operating income. For the nine months ended September 30, 2001, royalties from Allegra sales constituted 41.9% of our total revenues and net income from these royalties constituted 65.2% of our total net income. While a final determination with respect to the Barr Laboratories ANDA filing and the stated patent litigation and the FDA Advisory Panel's safety recommendation may not occur for a significant amount of time, perhaps a number of years, each of these two matters may ultimately have a significant adverse impact on sales of Allegra. If the dollar amount of Allegra sales subject to the Company's license agreement decreases, due to these or any other factors, the Company's revenues from its license agreement with Aventis may decrease. Because the Company has very few costs associated with the Allegra license, a decrease in its revenues from the license agreement for Allegra would have a disproportionately adverse effect on the Company's results of operation.

Item 6.  Exhibits and Reports Filed on Form 8-K

         (a)  Exhibits.

         None

         (b)  Reports on Form 8-K.

         None

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ALBANY MOLECULAR RESEARCH, INC.


Date: November 13, 2001           By:  /s/ Thomas E. D'Ambra, Ph.D.
                                       ------------------------------------
                                       Thomas E. D'Ambra, Ph.D.
                                       Chairman and Chief Executive Officer


Date: November 13, 2001           By:  /s/ David P. Waldek
                                       -------------------------------------
                                       David P. Waldek
                                       Treasurer and Chief Financial Officer