Form 10-K
period 2001-12-31
ALBANY MOLECULAR RESEARCH INC
filed 2002-04-01
CIK 1065087

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number 0-25323

Albany Molecular Research, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	14-1742717 (IRS Employer Identification No.)
21 Corporate Circle, P.O. Box 15098, Albany, New York (Address of principal executive offices)	12212-5098 (zip code)

(518) 464-0279
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

Title of Class

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on March 15, 2002 was approximately $763.8 million based upon the closing price per share of the Registrant's Common Stock as reported on the Nasdaq National Market on March 15, 2002. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of March 15, 2002, there were 32,823,090 outstanding shares of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the following document are incorporated by reference into Part III of this Report on Form 10-K:

(1)
The Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 24, 2002.

ALBANY MOLECULAR RESEARCH, INC.
INDEX TO
ANNUAL REPORT ON FORM 10-K

        This Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our actual results could differ materially from those projected in the forward-looking statements and therefore, prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, the factors set forth under "Risk Factors and Certain Factors Affecting Forward-Looking Statements," the discussion set forth below and the matters set forth in this Form 10-K generally.

PART I

ITEM 1. BUSINESS.

Overview

        We are a leading chemistry-based drug discovery and development company focused on applications for new small molecule prescription drugs. We conduct research and development projects and collaborate with many leading pharmaceutical, biotechnology and genomics companies, and are developing new chemistry technology for potential pharmaceutical products. We engage in chemistry research, from lead discovery, optimization and development to commercial manufacturing. We believe we are the only company providing contract chemistry services to customers across the entire product development cycle from lead discovery to commercial manufacturing. Most of the services we offer have been traditionally provided by chemistry divisions within pharmaceutical and biotechnology companies, including drug discovery, medicinal chemistry, chemical development, analytical chemistry services and small-scale and pilot-plant manufacturing. In December 1999, we expanded our service offerings to include commercial manufacturing through our strategic relationship with and investment in Organichem Corporation. We have designed our services to permit our customers to reduce overall drug development time and cost and to pursue simultaneously a greater number of drug discovery and development opportunities.

        In addition to our chemistry research services, we also conduct proprietary research and development to discover new lead compounds with commercial potential. We anticipate that we would then license these compounds to third parties in return for up-front service fees and milestone payments as well as recurring royalty payments if these compounds are developed into new drugs successfully reaching the market. In 1995, our proprietary research and development activities led to the development and patenting of a substantially pure form of, and a manufacturing process for, the active ingredient in the non-sedating antihistamine marketed by Aventis S.A. as Allegra in the Americas and as Telfast elsewhere. Pursuant to a licensing agreement with Aventis, we have earned a total of $115.7 million in milestones and royalties from the beginning of the contract in 1995 through December 31, 2001 and are entitled to receive ongoing royalties from Aventis based upon a percentage of sales of Allegra. In addition, many of our discovery technology contracts provide for us to receive licensing, milestone and royalty payments for discoveries that lead to products that reach the market.

        We are originally incorporated in 1991 under the laws of New York and reincorporated under the laws of Delaware in 1998.

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

Drug Discovery, Development and Manufacturing Process

        Although many scientific disciplines are required for new drug discovery and development, chemistry and biology are at the center of this process. Chemists and biologists typically work together to prepare and deliver new chemical substances, develop laboratory models of disease, test compounds to identify agents that demonstrate the desired activity and finally create a marketable drug. The drug discovery and development process includes the following steps:

  •
  lead discovery—the identification of a compound that may be developed into a new drug,

  •
  lead optimization—an iterative process of modifying the structure of a lead compound to optimize its therapeutic properties,

  •
  preclinical testing—the testing of the compound in increasingly complex animal models,

  •
  clinical trials—the multi-phase testing of the compound for safety and efficacy in humans, and

  •
  product commercialization—the manufacture, marketing and sale of commercial quantities of the approved drug.

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

Trends Toward Contracting for Chemistry Services

        While contract services have traditionally been limited to the later stages of drug development, such as clinical trial management and manufacturing, many pharmaceutical and biotechnology companies are utilizing contract chemistry service providers to complement or, in some cases supplement, internal chemistry expertise. Currently, only a few companies provide chemistry services for drug discovery, development and manufacturing, and these companies have typically focused only on certain stages of the drug development process. We believe the following trends have led and will continue to lead to an increase in contract chemistry services in drug discovery, development and manufacturing:

  •
  development of new technologies that have increased the number of targets and accelerated the identification of active compounds,

  •
  pressure to develop new lead compounds due to the near-term loss of patent protection for many drug products,

  •
  increased pressure to reduce the time spent in drug discovery and development to bring drugs to market sooner and maximize patent life,

  •
  increased focus on converting fixed costs to variable costs and streamlining operations by contracting for research and development services,

  •
  heightened regulatory environment and increased complexity that has made the internal management of complicated discovery, development and manufacturing projects more difficult and costly, and

  •
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

Service Offerings

Drug Discovery Technologies

        We provide proprietary drug discovery technologies that employ biocatalysis technology and that assist in the creation of combinatorial chemistry libraries. Biocatalysis technology uses enzymes and microbial cell systems to synthesize new compounds. Additional discovery technologies that we provide include isolation, purification, structure elucidation and the supply of natural products libraries from microbial and botanical sources, computational chemistry, pharmaco-and toxicogenomics, microbiology, fermentation and asymmetric synthesis.

        Our drug discovery technologies complement our medicinal chemistry services as additional methods of developing and screening large numbers of compounds against drug targets to generate new drug leads. These drug discovery technologies give us the capability to:

  •
  improve chemical compounds for currently marketed drugs,

  •
  develop lead extensions from unsuccessful Phase II or Phase III clinical trials,

  •
  improve solubility and/or bioavailability of drug compounds,

  •
  create libraries of potential lead compounds,

  •
  identify active metabolites,

  •
  widen patent coverage, and

  •
  perform process research, consisting of the improvement or modification of existing processes.

        As part of our acquisition of New Chemical Entities in January 2001, we acquired an extensive collection of over 100,000 diverse compounds and natural products libraries. We seek to sell or license these libraries, or subsets, to customers for high throughput screening and novel drug lead discovery.

        In addition, we recently have initiated a program to internally create a novel library of approximately 100,000 diverse compounds to sell or license to customers for the identification of new drug candidates.

Medicinal Chemistry

        The chemistry functions associated with the identification and optimization of a lead compound are handled by chemists specializing in medicinal chemistry. The role of the medicinal chemist is to synthesize small quantities of new and potentially patentable compounds for biological testing. Our medicinal chemistry group assists our customers in the pursuit of new drug leads as well as in lead development and optimization using modern structure-based drug design. Our medicinal chemistry group uses tools such as computational and combinatorial chemistry in conjunction with the traditional techniques of medicinal drug development. Medicinal chemistry services that we provide include:

  •
  design and synthesis of potential lead compounds,

  •
  design, modification and synthesis of lead compounds with improved potency, selectivity and pharmacokinetics,

  •
  development and synthesis of analogs of lead compounds to broaden patent protection, and

  •
  resynthesis and expansion of customers' chemistry libraries by employing combinatorial and computational chemistry.

Chemical Development

        Chemical development involves the scale-up synthesis of a lead compound. Processes developed for small scale production of a compound may not be suitable for larger scale production because they may be too expensive, environmentally unacceptable or present safety concerns. Our chemical development scientists design novel or improved methods and processes suitable for medium to large scale production. Our chemical development scientists possess expertise in a broad range of structural classes of molecules and are able to address a wide variety of chemical synthesis and production problems. Chemical development services that we provide include:

  •
  process research, consisting of the improvement or modification of existing processes,

  •
  discovery and development of new product methodologies to prepare products,

  •
  process development and production of single-isomer molecules, and

  •
  development of practical purification techniques.

Analytical Chemistry Services

        Our analytical chemistry services include identity and purity testing, method development and validation, and stability testing. We also provide regulatory consulting services, including the preparation of regulatory filings, chemistry manufacturing and control documentation and testing, and scientific and technical writing. The cGMP guidelines mandated by the FDA necessitate employing analytical support for drugs under development, as well as for drugs already on the market. Our analytical services are designed to support our customers' compliance with these guidelines. We typically provide these services at several stages throughout the drug discovery, development and manufacturing process starting with lead optimization. Analytical services that we provide include:

  •
  test method development and validation,

  •
  quality control and release testing,

  •
  high performance liquid and/or gas chromatography (including purity assessment), separation of enantiomers and identification of impurities,

  •
  stability studies for bulk active ingredients and formulated drug products, and

  •
  preparation of regulatory documentation, including chemistry manufacturing and control sections of investigational new drug applications, new drug applications and drug master files.

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

Large Scale Manufacturing

        Through our strategic relationship and investment in Organichem, we are able to provide large scale chemical synthesis and manufacturing to our customers. Organichem's production facilities adhere to cGMP manufacturing and provide the capability for larger scale chemical synthesis of active drug products and intermediates for use in human clinical trials as well as for products on the market. In December 1999, we participated in the formation of Organichem through an investment in the management-led buyout of its facility from Nycomed Amersham. Our investment in Organichem included the purchase of 37.5% of Organichem's common stock and the purchase by us of convertible debt from Organichem which can be converted at our option to an additional 37.5% of Organichem's common stock. During 2001, Organichem repurchased a portion of its common stock, which increased our ownership to 39.2%. Our investment also provides us with the ability to purchase the remaining common stock of Organichem within 90 days after December 31, 2002. The purchase price would be determined based on Organichem's earnings for the year 2002 and would range from a minimum of $15.0 million to a maximum of $30.0 million. If we elect not to purchase the remaining common stock of Organichem, Organichem can require us to purchase the remaining common stock within 60 days of December 31, 2003 for a purchase price to be determined based on Organichem's earnings for the year 2003. The purchase price would range from a minimum of $15.0 million to a maximum of $30.0 million.

Consulting Services

        We provide to our customers, in particular our biotechnology customers, consulting services across all chemistry phases of drug discovery, development and manufacturing.

Proprietary Research and Development

        We conduct proprietary research and development on promising drug candidates utilizing our medicinal chemistry tools as well as our discovery technologies, which consist of our biocatalysis technology, our technology for the synthesis of combinatorial libraries, our natural products related technolgies as well as our microbiology, fermentation and asymmetric synthesis technologies. We are currently pursuing opportunities for applying our discovery technologies to promising drug candidates about which information is publicly available. In the event that we discover promising drug targets, we anticipate that we would license them to third parties in return for licensing, milestone and royalty payments. We also seek to incorporate terms in our contract services agreements with customers which provide for us to receive up-front service fees and milestone payments for advancing new products as well as recurring royalty payments for new drugs successfully reaching the market.

Allegra/Telfast Licensing Agreement

        Our proprietary research and development efforts to date have contributed to the discovery and development of one product that has reached the market. We discovered a new process to prepare a metabolite known as terfenadine carboxylic acid, or TAM, in a purer form. The purer form of TAM is a non-sedating antihistamine known as fexofenadine HCl, which is sold by Aventis under the name Allegra in the Americas and as Telfast elsewhere. We have been issued several United States and foreign patents relating to TAM and the process chemistry by which TAM is produced. Subject to payment of government annuities and maintenance fees, our issued patents relating to TAM expire between 2013 and 2016.

        In March 1995, we entered into a license agreement with Aventis. Under the terms of the license agreement, we granted Aventis an exclusive, worldwide license to any patents issued to us related to our original TAM patent applications. Since the beginning of the agreement through December 31, 2001, we have earned $7.4 million in milestone payments and $108.2 million in royalties under this license agreement. Aventis is obligated under the license agreement to pay ongoing royalties to us based upon sales of Allegra/Telfast. We are not entitled, however, to receive any additional milestone payments under the license agreement. Sales of Allegra/Telfast worldwide were approximately

$1.56 billion for the year ended December 31, 2001 and approximately $1.07 billion for the year ended December 31, 2000.

Customers

        Our customers include pharmaceutical companies and biotechnology companies and, to a limited extent, agricultural companies, fine chemical companies and contract chemical manufacturers. Contract revenue from Bristol-Myers Squibb, including contract revenue from Dupont Pharmaceuticals Company which was acquired by Bristol-Meyers Squibb in October 2001, accounted for 12% of our total revenue for the year ended December 31, 2001. Contract revenue from Dupont Pharmaceuticals accounted for 12% of our total revenue for the year ended December 31, 2000. No other customer accounted for more than 10% of our total revenue for the year ended December 31, 2001 or for the year ended December 31, 2000. For the year ended December 31, 2001, net contract revenue from our three largest customers represented 18%, 14% and 10% of our net contract revenue. For the year ended December 31, 2000, net contract revenue from our three largest customers respectively represented approximately 22%, 13% and 12% of our net contract revenue.

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

Employees

        We believe that the successful recruitment and retention of qualified Ph.D., masters and bachelor level scientists is a key element in achieving our strategic goals. We believe that as competitive pressures in the pharmaceutical and biotechnology industries increase, the recruitment and retention of chemists will become increasingly competitive. In order to meet this challenge, we actively recruit scientists at colleges and universities, through third-party recruitment firms and through contacts of our employees. We believe the sophisticated chemistry performed in the course of our business will assist us in attracting and retaining qualified scientists. We offer competitive salaries and benefits to our scientists. As an incentive directed toward the recruitment and retention of highly skilled scientists, we have a program which provides that any scientist or scientists employed by us named as an inventor on a patent not obtained in connection with a customer contract will receive a percentage of any net licensing, milestone and royalty revenues received by us with respect to the patent. Under this program, Thomas E. D'Ambra, Ph.D., our Chairman and Chief Executive Officer, receives payments as the sole inventor on the patents for fexofenadine HCl. Dr. D'Ambra earned $4.2 million in 2001 and $2.9 million 2000 under this program.

        Since January 1, 2001, we have added a net of 191 employees, including 138 scientists. Of the 138 scientists, 65 were added from the acquisitions of New Chemical Entities in January 2001 and the Great Lakes Chemical Corporation Research facility in September 2001. As of February 28, 2002, we had 532 employees, including 370 scientists of whom 55% have Ph.D. degrees. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Competition

        We face competition based on a number of factors, including size, relative expertise and sophistication, speed and costs of identifying and optimizing potential lead compounds and of developing and optimizing chemical processes. We compete with the research departments of pharmaceutical companies, biotechnology companies, combinatorial chemistry companies, contract research companies and research and academic institutions. Many of these competitors have greater financial and other resources and more experience in research and development than we do. Smaller companies may also prove to be significant competitors, particularly through arrangements with large corporate collaborators.

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

        We anticipate that we will face increased competition in the future as new companies enter the market and advanced technologies become available. Our services and expertise may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors. The existing approaches of our competitors or new approaches or technologies developed by our competitors may be more effective than those developed by us. We cannot assure you that our competitors will not develop more effective or more affordable technologies or services, thus rendering our technologies and/or services obsolete, uncompetitive or uneconomical.

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

        We have a policy of seeking patent protection for patentable aspects of our proprietary technology. We have been issued eight United States patents, five New Zealand patents, five Australian patents, three Canadian patents, three Norwegian patents, two Japanese patents and one European patent collectively covering fexofenadine HCl and certain related manufacturing processes. Subject to payment of government annuities and maintenance fees, our United States patents expire between 2013 and 2015, our Canadian, European and Japanese patents expire in 2014 and our New Zealand, Australian and Norwegian patents expire between 2014 and 2016. Through our acquisition of EnzyMed, we obtained an exclusive license to one United States patent relating to a process of reacting enzymes in a non-aqueous solvent. Subject to payment of government annuities and maintenance fees, this patent expires in 2012.

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

        We may also enter into collaborations or other arrangements whereby we retain certain ownership rights or may be entitled to receive milestones and royalties with respect to proprietary technology developed by us. On March 15, 2002, we signed an agreement with Bristol-Meyers Squib Company, which includes the transfer of ownership to us of three patent applications related to Attention Deficit Hyperactivity Disorder and central nervous system indications. We intend to seek a third party licensee to develop this technology. Many of our other current contracts with our customers provide that ownership of proprietary technology developed by us in the course of work performed under the contract is vested in the customer, and we retain little or no ownership interest.

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

Government Regulation

        Although the sale of our services is not subject to significant government regulation, the manufacture, transportation and storage of our products are subject to certain laws and regulations. However, our future profitability is indirectly dependent on the sales of pharmaceuticals and other products developed by our customers. Regulation by governmental entities in the United States and other countries will be a significant factor in the production and marketing of any pharmaceutical products that may be developed by our customers. The nature and the extent to which such regulation may apply to our customers will vary depending on the nature of any such pharmaceutical products. Virtually all pharmaceutical products developed by our customers will require regulatory approval by governmental agencies prior to commercialization. Human pharmaceutical products are subject to rigorous preclinical and clinical testing and other approval procedures by the FDA and by foreign regulatory authorities. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations are time consuming and require the expenditure of substantial resources.

        Generally, in order to gain FDA approval, a company first must conduct preclinical studies in the laboratory and in animal models to gain preliminary information on a compound's efficacy and to identify any safety problems. The results of these studies are submitted as a part of an investigational new drug application, or IND, that the FDA must review before human clinical trials of an investigational drug can start. In order to commercialize any products, we or our customer will be required to sponsor and file an IND and will be responsible for initiating and overseeing the clinical studies to demonstrate the safety and efficacy that are necessary to obtain FDA approval of any such products. Clinical trials are normally done in three phases and generally take two to five years, but may take longer, to complete. After completion of clinical trials of a new product, FDA and foreign regulatory authority marketing approval must be obtained. If the product is classified as a new drug, we or our customer will be required to file a new drug application, or NDA, and receive approval before commercial marketing of the drug. The testing and approval processes require substantial time, effort and expense, and we cannot assure you that any approval will be granted on a timely basis, if at all. NDAs submitted to the FDA can take several years to obtain approval. Even if FDA regulatory clearances are obtained, a marketed product is subject to continual review. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. For marketing outside the United States, we will also be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

        All facilities and manufacturing techniques used in the manufacture of products for clinical use or for sale in the United States must be operated in conformity with current good manufacturing procedures (cGMP) guidelines as established by the FDA. Our facilities are subject to scheduled periodic regulatory inspections to ensure compliance with cGMP requirements. Failure on our part to comply with applicable requirements could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. A finding that we had materially violated cGMP requirements could result in additional regulatory sanctions and, in severe cases, could result in a mandated closing of our facilities, which would materially and adversely affect our business, financial condition and results of operations.

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

ITEM 2. PROPERTIES.

        We lease a two-story 90,500 square foot facility in Albany, New York. The lease for this facility expires on November 30, 2007, although we have an option to renew this lease for an additional ten years. The lease also provides us with an option to purchase the building on November 30, 2002 for $3.5 million, towards which we have made a $1.0 million non-refundable deposit. Our Albany facility has nine medicinal chemistry laboratories, five chemical development laboratories, two analytical laboratories, three analytical instrumentation rooms, five dedicated cGMP manufacturing suites and two areas for stability chambers. We are currently constructing two additional cGMP suites at our Albany facility, which is expected to be completed in July 2002.

        We lease approximately 41,500 square feet of laboratory and office space in a building adjacent to our Albany facility and are currently renovating additional space in the building. Phase one of the renovation at this facility provided 29 scientific workstations. The second phase of the renovation, when completed during 2002, will add another 39 scientific workstations. The lease for this facility expires on December 31, 2011, although we may renew the lease for four additional ten-year periods at our option. We also recently acquired additional properties adjacent to our Albany, New York facility, which may be used for additional expansion.

        We also lease approximately 40,000 square feet of laboratory space in Rensselaer, New York at our East Campus. The lease for these laboratories expires November 30, 2009, although we may renew the lease for eight additional five-year periods at our option. This facility has nine medicinal chemistry, two combinatorial chemistry and three chemical development laboratories. During 2000, we constructed a 23,600 square foot state-of-the-art biotechnology development center with 33 scientific workstations at our East Campus. We have entered into a ten-year lease for this facility. We may renew the lease for eight additional five-year periods at our option.

        We also lease a 15,000 square foot facility in Iowa City, Iowa. We recently announced plans to relocate our operations in Iowa City, Iowa to our recently acquired facility in Mount Prospect, Illinois. We expect the relocation to be completed by May 2002.

        We recently purchased and completed renovations of a 28,000 square foot facility near Syracuse, New York, which includes forty scientific workstations. The construction was financed through an industrial revenue bond.

        We lease approximately 23,700 square feet of primarily research and development space in Bothell, Washington under a lease that expires in October 2007, although we may renew the lease for four additional four year-periods at our option.

        In September 2001, we acquired an 88,000 square foot facility as part of our $10.0 million purchase of a Great Lakes Chemical Corporation research and development facility in Mt. Prospect, Illinois. This facility includes 55 fully equipped scientific workstations as well as a two-bay, non-GMP chemical pilot plant, research fermentation labs and supporting office space.

        For the year-ended December 31, 2001, we had total operating lease costs of $1.6 million.

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

        Aventis Pharmaceuticals, the U.S. pharmaceutical business of Aventis S.A., is currently involved in legal proceedings with Barr Laboratories, Inc. regarding an Abbreviated New Drug Application filed by Barr Laboratories with the U.S. Food and Drug Administration seeking authorization to produce and market a generic version of Allegra. Aventis Pharmaceuticals has filed three patent infringement suits against Barr in the U.S. District Court in New Jersey alleging infringement of certain U.S. patents related to fexofenadine HCl 60 mg capsules as well as 30, 60, and 180 mg tablets. The third lawsuit was filed on January 28, 2002, after Barr filed an Abbreviated New Drug Application related to Allegra-D, extended-release tablets for oral administration, on December 21, 2001. Under our arrangements with Aventis, we will receive royalties until expiration of our underlying patents or until they are earlier determined to be invalid and/or unenforceable. Under applicable federal law, marketing of an FDA-approved generic capsule or tablet at minimum may not commence unless and until a decision favorable to Barr Laboratories is rendered in any patent litigation or until 30 months have elapsed, whichever comes first. Aventis is taking the lead in preparing and executing a strategy to defend and enforce the intellectual property rights that exist with respect to Allegra.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        (a)    Market Information. The Common Stock of the Company has been traded on the Nasdaq National Market ("Nasdaq") since the Company's initial public offering on February 4, 1999 and currently trades under the symbol "AMRI." The following table sets forth the high and low closing prices for the Company's Common Stock as reported by the Nasdaq National Market for the periods indicated:

Period	High	Low
Year ended December 31, 2000
First Quarter	$38.63	$13.69
Second Quarter	$39.13	$21.13
Third Quarter	$56.50	$25.06
Fourth Quarter	$67.63	$42.25
Year ending December 31, 2001
First Quarter	$60.75	$29.81
Second Quarter	$41.49	$29.15
Third Quarter	$36.80	$19.05
Fourth Quarter	$28.98	$22.04

        (b)    Holders. The number of record holders of the Company's Common Stock as of March 15, 2002 was approximately 188. We believe that the number of beneficial owners of our Common Stock at that date was substantially greater.

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

        (d)    Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

        None.

ITEM 6. SELECTED FINANCIAL DATA.

	As of and for the Year Ended December 31,
	1997	1998	1999	2000	2001
	(In thousands, except per share data)
Consolidated Statements of Income Data:
Net contract revenue	$8,209	$13,649	$22,027	$37,377	$56,812
Non-recurring licensing fees, milestones and royalties	2,500	8,069	—	—	—
Recurring royalties	31	11,576	21,444	29,226	41,675

Total revenue	10,740	33,294	43,471	66,603	98,487
Cost of contract revenue	4,430	7,734	12,491	20,859	31,424
Technology incentive award	253	1,822	2,132	2,921	4,165
Research and development	1,520	1,782	1,827	2,435	4,290
Selling, general and administrative	2,881	5,109	6,873	7,966	12,194

Total operating expenses	9,084	16,447	23,323	34,181	52,073
Income from operations	1,656	16,847	20,148	32,422	46,414
Other income (expense):
Equity in income (loss) of unconsolidated affiliates	—	—	(98)	552	1,130
Interest income, net	40	38	2,000	4,521	6,430
Other income (expense), net	(28)	(37)	(81)	187	127

Total other income, net	12	1	1,821	5,260	7,687
Income before income tax expense	1,668	16,848	21,969	37,682	54,101
Income tax expense	373	6,351	8,195	14,089	19,707

Net income	$1,295	$10,497	$13,774	$23,593	$34,394

Basic earnings per share	$0.06	$0.46	$0.51	$0.78	$1.04

Diluted earnings per share	$0.05	$0.41	$0.46	$0.74	$1.01

Weighted average common shares outstanding, basic	22,670	22,696	27,132	30,363	33,065
Weighted average common shares outstanding, diluted	24,819	25,547	29,634	32,063	34,154
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$4,532	$7,347	$23,845	$152,024	$135,865
Property and equipment, net	4,436	14,866	15,879	30,914	59,756
Working capital	5,542	9,142	34,432	161,335	155,276
Total assets	13,548	32,630	88,242	238,566	284,059
Long-term debt, less current maturities	1,776	13,349	168	120	5,930
Total stockholders' equity	$9,799	$12,824	$82,920	$228,533	$263,633

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion of the results of our operations and financial condition should be read in conjunction with the accompanying Consolidated Financial Statements and the Notes thereto included within this report.

Overview

        We are a leading chemistry-based drug discovery and development company, focused on applications for new small molecule prescription drugs. We engage in comprehensive chemistry research from lead discovery, optimization and development to commercial manufacturing. We perform chemistry research for many of the leading pharmaceutical and biotechnology companies and for our own internal research and development.

Critical Accounting Policies And Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, unbilled revenue, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We recognize revenue and profit on less than ten percent of our contract revenue as work progresses using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We follow this method because we can make reasonably dependable estimates of the revenue and costs applicable to various stages of a contract. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We have estimated the fair value of our libraries of natural product compounds obtained as part of our acquisition of New Chemical Entities in January 2001 and have included their value in our inventory. We also develop novel compounds internally and include their value at cost in our inventory. We write down our inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required in the future. We hold a minority interest in Organichem Corporation and have acquired several companies that have operations in areas within our strategic focus. We record an impairment charge when we believe an investment or an acquisition has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments or company acquisitions could result in losses or an inability to recover the carrying value of the investments or acquisitions that may not be reflected in their current carrying value, thereby possibly requiring an impairment charge in the future.

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

        In general, we provide services to our customers on the following basis:

  •
  a full-time equivalent basis that establishes the number of full-time equivalents contracted for a project or a series of projects, the duration of the contract period, the fixed price per full-time equivalent, plus an allowance for out-of-pocket expenses, which may or may not be incorporated in the full-time equivalent rate,

  •
  a time and materials basis under which we charge our customers based on an hourly rate plus out-of-pocket expenses, or

  •
  to a lesser extent, a fixed-price basis.

        Typically, our full-time equivalent contracts have terms of six months or longer and our time and materials contracts have terms of one to twelve months. Fixed-price contracts are entered into for much shorter periods of time, generally two to six months. Because our fixed-price contracts relate to projects that are generally limited in scope and are of short duration, we have not historically experienced any material cost overruns under these contracts. Full-time equivalent and time and materials contracts provide for annual adjustments in billing rates for the scientists assigned to the contract. Generally, our contracts may be terminated by the customer upon 30 days' to one-year prior notice, depending on the size of the contract. We recognize contract revenue on a percentage-of-completion or per diem basis. Cost of revenue consists primarily of compensation and associated fringe benefits for employees and other direct project-related costs.

Licensing Fees, Milestones and Royalties

        We seek to include provisions in our contracts for our discovery services which contain licensing, milestone and royalty payments should our proprietary technology and expertise, lead to the discovery of new products that reach the market. To date, we have received substantially all of our milestone and royalty payments under these arrangements from Aventis with respect to Allegra. Generally, the provisions for licensing, milestone and royalty payments included in our contracts are related to the occurrence of specific identifiable events. Upon the occurrence of one of these events, such as the successful completion of a clinical trial phase, and the resolution of any uncertainties or contingencies regarding potential revenue, we plan to record the payment as revenue in the quarter in which we receive the payment.

        Non-recurring Licensing Fees, Milestones and Royalties.    Although we entered into a license agreement with Aventis in 1995, we began to recognize royalty revenue related to sales in the United States under that agreement in February 1998. This delay was due to the significant time expended for issuance of our patents and the resolution of related patent interference claims by Aventis.

        Recurring Royalties.    Recurring royalties consist of royalties from Aventis under a license agreement based on sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere. Royalty payments are due within 45 days after each calendar quarter and are determined based on sales of Allegra/Telfast in that quarter.

Costs and Expenses

        Cost of Contract Revenue.    Our cost of contract revenue, from which we derive gross profit from net contract revenue, consists primarily of compensation and associated fringe benefits for employees and other direct project-related costs.

        Technology Incentive Award.    We maintain a Technology Development Incentive Plan designed to stimulate and encourage novel technology development by our employees. This plan allows eligible participants to share in a percentage of the net revenue earned by us relating to patented technology with respect to which the eligible participant is named as an inventor. Under our Technology Development Incentive Plan, Thomas E. D'Ambra, our Chairman and Chief Executive Officer, receives payments as the sole inventor of the patents for fexofenadine HCl equal to 10% of the total payments received by us with respect to those patents.

        Research and Development.    Research and development expense consists of payments in connection with collaborations with academic institutions, compensation and benefits for scientific personnel for work performed on proprietary research projects and costs of supplies and related chemicals. We are funding several internal research and development programs to discover new compounds with commercial potential. We would then seek to license these compounds to a third party in return for up-front license service fees and milestone payments as well as recurring royalty payments if these compounds are successfully developed into new drugs and reach the market. Included in our internal research and development projects is a Cooperative Research and Development Agreement with the National Cancer Institute to develop anti-cancer compounds, as well as other projects in the oncology, immunosuppression and anti-infective therapeutic areas.

        Selling, General and Administrative.    Selling, general and administrative expense consists of compensation and related fringe benefits for marketing and administrative employees, professional services, marketing costs and all costs related to facilities and information services.

        Other Income (Expense).    Other income (expense) consists of interest income, interest expense, our equity in our unconsolidated affiliates, Organichem and Fluorous Technologies, realized gains or losses on sales of investment securities and other non-operating expenses.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        Net Contract Revenue.    Net contract revenue increased 52% to $56.8 million for the year ended December 31, 2001, compared to $37.4 million for 2000. This increase was due principally to a greater number of projects under contract primarily for medicinal and chemical development services. This increase was facilitated by an increase in the number of scientific staff to 360 at December 31, 2001 from 222 at December 31, 2000. Included in the 138 additional scientific staff are 65 scientists added from the acquisitions of New Chemical Entities and the Great Lakes Chemical Corporation laboratory facility.

        Recurring Royalties.    Recurring royalties for the year ended December 31, 2001 increased 43% to $41.7 million, compared to $29.2 million for 2000. The increase was attributable to increased sales of fexofenadine HCl by Aventis.

        Total Revenue.    Total revenue for the year ended December 31, 2001 increased 48% to $98.5 million, compared to $66.6 million for 2000.

        Cost of Contract Revenue.    Cost of contract revenue increased 51% to $31.4 million for the year ended December 31, 2001, compared to $20.9 million for 2000. Net contract revenue margin increased to 45% in 2001 from 44% in 2000, primarily due to increased rates on customer contracts and leveraging the expansion of our facilities.

        Technology Incentive Award.    The technology incentive award expense incurred under our Technology Development Incentive Plan increased 43% to $4.2 million for the year ended December 31, 2001, compared to $2.9 million for 2000. The increase was directly attributable to the increase in recurring royalties.

        Research and Development.    Research and development expense increased 76% to $4.3 million for the year ended December 31, 2001 compared to $2.4 million for 2000. The increase was due primarily to an increase in internally funded research efforts utilizing drug discovery technologies acquired through the Company's recent acquisitions. Research and development expenditures were 4% of total revenue for the year ended December 31, 2001 compared to 4% for 2000.

        Selling, General and Administrative.    Selling, general and administrative expenses increased 53% to $12.2 million for the year ended December 31, 2001, compared to $8.0 million for 2000. The increase was primarily attributable to an increase in administrative and marketing staff to support the expansion of our operations, an increase in expenses related to recruitment of scientists and additional expenses related to the operations of our research centers in Mount Prospect, Illinois and Bothell, Washington, both of which were acquired in 2001. Selling, general and administrative expenses represented 21% of net contract revenue in 2001 and 2000.

        Total Other Income, Net.    Total other income, net increased 46% to $7.7 million for the year ended December 31, 2001, compared to $5.3 million for 2000. Total other income, net for 2001, was comprised of $6.4 million in interest income, net of interest expense, $1.1 million in income from our unconsolidated affiliates, Organichem and Fluorous Technologies, Inc., and approximately $127,000 of other non-operating income. Total other income, net for 2000 was comprised of $4.5 million in interest income, net of interest expense, $551,600 in income from our unconsolidated affiliate, Organichem, and $186,800 of other non-operating income. The increase in interest income is the result of increased investments resulting from the Company's follow on offering in October 2000.

        Income Tax Expense.    Income tax expense increased to $19.7 million for the year ended December 31, 2001, compared to $14.1 million for 2000. The effective rate for our provision for income taxes was 36% in 2001 as compared to 37% for 2000. The reduction in the effective tax rate resulted primarily from corporate tax planning during 2001.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

        Net Contract Revenue.    Net contract revenue increased 70% to $37.4 million for the year ended December 31, 2000, compared to $22.0 million for 1999. This increase was due principally to a greater number of projects under contract primarily for medicinal and chemical development services. This increase was facilitated by an increase in the number of scientific staff to 222 at December 31, 2000 from 148 at December 31, 1999.

        Recurring Royalties.    Recurring royalties for the year ended December 31, 2000 increased 36% to $29.2 million, compared to $21.4 million for 1999. The increase was attributable to increased sales of fexofenadine HCl by Aventis.

        Total Revenue.    Total revenue for the year ended December 31, 2000 increased 53% to $66.6 million, compared to $43.5 million for 1999.

        Cost of Contract Revenue.    Cost of contract revenue increased 67% to $20.9 million for the year ended December 31, 2000, compared to $12.5 million for 1999. Net contract revenue margin increased to 44% in 2000 from 43% in 1999, primarily due to increased rates on customer contracts and leveraging the expansion of our facilities.

        Technology Incentive Award.    The technology incentive award expense incurred under our Technology Development Incentive Plan increased 37% to $2.9 million for the year ended December 31, 2000, compared to $2.1 million for 1999. The increase was directly attributable to the increase in recurring royalties.

        Research and Development.    Research and development expense increased 33% to $2.4 million for the year ended December 31, 2000 compared to $1.8 million for 1999. The increase was due primarily to an increase in internally-funded research efforts.

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

        Income Tax Expense.    Income tax expense increased to $14.1 million for the year ended December 31, 2000, compared to $8.2 million for 1999. The effective rate for our provision for income taxes was 37% in 2000 and 1999

Liquidity and Capital Resources

        We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities. For the year ended December 31, 2001, we generated cash of $32.9 million from operating activities.

        Total capital expenditures for the year ended December 31, 2001 were $21.2 million. Capital expenditures in 2001 were predominantly in connection with the expansion of our facilities in Albany and Syracuse, New York. Additionally, in September 2001, we acquired the Mount Prospect, Illinois facility and operations from Great Lakes Chemical Corporation for approximately $10.0 million. We used approximately $23.0 million to purchase New Chemical Entities, Inc. in January 2001.

        During 2001, we generated $6.0 million from financing activities, consisting of cash generated of $1.1 million from the exercise of stock options and sale of stock under our employee stock purchase program, $5.7 million from low rate industrial development bond financing, offset by $329,000 in payments on capital lease obligations and $451,000 used to purchase treasury stock.

        Working capital was $155.3 million at December 31, 2001 compared to $161.3 million at December 31, 2000. We have available a $25 million credit facility to supplement our liquidity needs. There were no borrowings under this credit facility at December 31, 2001.

        We are pursuing the expansion of our operations through internal growth and strategic acquisitions. We expect that such activities will be funded from existing cash and cash equivalents, cash flow from operations, the issuance of debt or equity securities and borrowings. Future acquisitions, if any, could be funded with cash on hand, cash from operations, borrowings under our credit facility and/or the issuance of equity or debt securities. There can be no assurance that attractive acquisition opportunities will be available to us or will be available at prices and upon such other terms that are attractive to us. We regularly evaluate potential acquisitions of other businesses, products and product lines and may hold discussions regarding such potential acquisitions. As a general rule, we will publicly announce such acquisitions only after a definitive agreement has been signed. In addition, in order to meet our long-term liquidity needs or consummate future acquisitions, we may incur additional indebtedness or issue additional equity or debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to us or at all. The failure to raise the funds necessary to finance our future cash requirements or consummate future acquisitions could adversely affect our ability to pursue our strategy and could negatively affect our operations in future periods.

        In February 2000, we purchased American Advanced Organics, a provider of rapid scale-up manufacturing services, for approximately $2.3 million in cash and stock. Based on the financial performance of this division in 2000 we paid the former AAO stockholders an additional $500,000 in cash subsequent to December 31, 2000. Based on the financial performance of this division in 2001, we paid the former AAO stockholders an additional $300,000 in cash subsequent to December 31, 2001, representing the final payment under the purchase agreement with the AAO stockholders.

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

        In January 2001, we acquired New Chemical Entities, Inc. of Bothell, Washington for $22.4 million in cash and the assumption of $0.6 million in outstanding debt. NCE possesses an extensive collection of over 100,000 diverse compounds and natural products extracts, which are integrated into NCE's drug discovery efforts. These samples are complemented by a chemofocus library composed of pure single compound samples of both natural products and natural product-based compounds augmented by combinatorial chemistry and computational drug design. NCE sells or licenses these libraries, or subsets, to customers for high throughput screening and novel drug lead discovery.

        In September 2001, we purchased Great Lakes Chemical Corporation's 88,000 square foot laboratory facility in Mt. Prospect, Illinois for approximately $10.0 million in cash. The facility, located on 5.5 acres includes chemistry synthesis labs, which contain 55 fully equipped scientific workstations; a two-bay, non-GMP chemical pilot plant; research fermentation facilities; associated analytical support; scale-up fermentation capacity; and supporting office space. The purchase provides the Company with a modern facility, fully equipped with a scientific staff of approximately 50 people with the opportunity for considerable expansion.

        During 2001, we repurchased 20,000 shares of our own stock. From time to time we may repurchase additional shares under the stock repurchase program approved by our board of directors on September 18, 2001. The program allows us to repurchase up to 1.0 million of our shares over a twelve month period. Through March 15, 2002 we repurchased 425,890 additional shares of our stock under our stock repurchase program.

        The following table sets forth the Company's obligations and commitments to make future payments under contracts.

Payments Due by Period (in thousands)

	Total	Under 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Long-Term Debt	$5,726	$218	$458	$470	$4,580
Operating Leases	$11,182	$1,863	$2,887	$2,312	$4,120
Capital Leases	$1,040	$520	$520	$—	$—

Related Party Transactions

Technology Development Incentive Plan

        In 1993, we adopted a Technology Development Incentive Plan to provide a method to stimulate and encourage novel innovative technology development. To be eligible to participate, the individual must be an employee and must be the inventor or co-inventor of novel technology that results in new revenues received by us. Eligible participants will share in awards based on a percentage of the licensing, royalty or milestone revenue received by us, as defined by the Plan.

        In 1999, 2000 and 2001, we awarded Technology Incentive Compensation to the inventor of the terfenadine carboxylic acid metabolite technology. The inventor is a director, officer and shareholder. The amounts awarded and included in the consolidated statements of income for the years ended December 31, 1999, 2000 and 2001 are $2.1 million, $2.9 million, and $4.2 million, respectively. Included in accrued compensation in the accompanying consolidated balance sheets at December 31, 2000 and 2001 are unpaid Technology Development Incentive Compensation awards of $787,000 and $1.2 million, respectively.

Lease Agreement

        We currently have two long-term operating lease for our Albany, New York office and laboratory facilities with one of our shareholders who owns less than 1% of our common stock. We paid approximately $373,000, $275,000 and $275,000 to this related party during the years ended December 31, 1999, 2000 and 2001, respectively.

Notes Receivable

        From time to time we make loans to employees and officers of the Company in the form of notes receivable. The notes receivable and accrued interest will not be repaid to the Company provided the employee remains in the employ of the Company throughout the term of the loan. If employment is terminated prior to the end of the loan term, a pro-rata portion of the principal and interest shall be repaid to the Company.

Telecommunication Services

        A member of our board of directors is the Chief Executive Officer of one of the providers of telephone and internet services to us. This telecommunications company was paid $88,947 for services rendered to us in 2001.

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets.

        SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting; use of the pooling-of-interests method is prohibited. Goodwill will initially be recognized as an asset and measured as the excess of the cost of the acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. Intangible assets other than goodwill will be recognized as an asset apart from goodwill if that asset arises from contractual or other legal rights. The Statement will apply to all business combinations initiated or completed after June 30, 2001. The adoption of SFAS No. 141 on January 1, 2002 did not have a material impact on our financial position or results of operations.

        SFAS No. 142 requires that goodwill (including goodwill reported on the separate GAAP financial statements of a subsidiary) will not be amortized but will be tested for impairment at least annually at the reporting unit level. Goodwill will be tested for impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill with an impairment loss recorded for excess goodwill, if any. Intangible assets will be amortized over their estimated useful lives and will be tested at least annually for impairment in accordance with SFAS No. 121. Intangible assets with an indefinite useful life will not be amortized until its life is determined to be no longer indefinite. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. We expect the adoption of SFAS No. 142 to reduce our annual amortization costs by approximately $1.50 million.

        In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We believe the adoption of SFAS No. 143 Statement will not have a material impact on our financial position or results of operations.

        In August 2001, the FASB also issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on our financial position or results of operations.

RISK FACTORS AND CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

        The following factors should be considered carefully in addition to the other information in this Form 10-K. Except as mentioned under "Quantitative and Qualitative Disclosure About Market Risk" and except for the historical information contained herein, the discussion contained in this Form 10-K contains "forward-looking statements," within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, that involve risks and uncertainties. Our actual results could differ materially from those discussed in this Form 10-K. Important factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere herein.

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

        During the year ended December 31, 2001, we earned approximately 42% of our contract revenues providing services to three major customers. Our customers typically may cancel their contracts with 30 days' to one-year's prior notice depending on the size of the contract, for a variety of reasons, many of which are beyond our control. If any one of our major customers cancels its contract with us, our contract revenues may decrease.

The royalties we earn on Allegra may decrease.

        We have been issued several patents on a pure form of, and a manufacturing process for, fexofenadine HCl. The patent positions of pharmaceutical, medical and biotechnology firms can be uncertain and can involve complex legal and factual questions. Litigation, in particular patent litigation, can be complex and time-consuming and the outcome is inherently uncertain. We cannot assure investors that Aventis will ultimately succeed in its current litigation against Barr Laboratories or that Aventis or we will succeed in any future similar litigation against generic drug manufacturers involving patents with respect to Allegra, including the litigation recently filed by Aventis against IMPAX Laboratories, Inc. in response to IMPAX' recent ANDA filing for a generic version of Allegra-D. In the event that one or more of the patents owned by us or Aventis are ultimately determined to be invalid or unenforceable, Aventis and we would lose exclusivity with respect to the claims covered by those patents. Any such loss of exclusivity and the contemporaneous introduction of generic forms of fexofenadine HCl may cause a reduction in Allegra sales. In addition, under our current arrangements with Aventis, Aventis, with consultation from us, will take the lead with respect to preparing and executing a strategy to defend and enforce certain of their respective patents relating to Allegra. As a result, we may not be able to control the conduct of such litigation and the strategic decisions that are made during the course of such litigation.

        On May 11, 2001, an FDA advisory panel recommended that the prescription allergy drugs Claritin, Allegra and Zyrtec are safe enough to be made available over-the-counter. The panel had been assembled as a result of a 1998 petition by Blue Cross of California (now Wellpoint Health Networks) requesting that the three top-selling prescription antihistamines be changed to OTC status. The FDA panel's only consideration was whether Claritin, Allegra and Zyrtec have the safety profile for over-the-counter use without a learned intermediary. The panel's recommendation is under consideration by the full FDA. The FDA's reaction to its advisory panel's recommendation with regard to the safety of Allegra is uncertain. If the FDA determines that Allegra may be sold in an over-the-counter form, there may be an adverse effect on its reimbursement status by third-party payers and on the price at which it can be sold. Any such price reduction may not be adequately offset by increased volume of sales.

        Royalties from sales of Allegra currently constitute a significant portion of our total revenues and operating income. During the year ended December, 31 2001, our royalties from Allegra were $41.7 million, which represented approximately 42% of our total revenues. For the year ended December 31, 2000, our royalties from Allegra were $29.2 million, which represented approximately 44% of our total revenues. While a final determination with respect to the Barr Laboratories and IMPAX Laboratories ANDAs filing and the stated patent litigation and the FDA Advisory Panel's safety recommendation may not occur for a significant amount of time, perhaps a number of years, each of these matters may ultimately have a significant adverse impact on sales of Allegra. If the dollar amount of Allegra sales subject to our license agreement decreases, due to these or any other factors, our revenues from our license agreement with Aventis may decrease. Because we have very few costs associated with the Allegra license, a decrease in revenues from our license agreement for Allegra would have a disproportionately adverse effect on our results of operation.

We may be unsuccessful in producing and licensing proprietary technology developed from our internal research and development efforts or acquired from a third party.

        We have expended and continue to expend time and money on internal research and development with the intention of producing proprietary technologies in order to patent and then license them to other companies. However, we may not be successful in producing any valuable technology or successful in licensing it to a third party. To the extent we are unable to produce technology that we can license, we may not receive any revenues related to our internal research and development efforts.

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

        We acquired EnzyMed, Inc., a provider of combinatorial biocatalysis discovery services, in October 1999; American Advanced Organics, Inc., a contract manufacturer of novel compounds, pharmaceutical intermediates and test drug substances, in February 2000; New Chemical Entities, a chemistry-based drug discovery company, in January 2001; and Great Lakes Chemical Company's research and development facility outside of Chicago, Illinois in September 2001. These transactions may not be as beneficial to us as we expect. In addition to these acquisitions, we made a $30 million strategic investment in Organichem Corporation in December 1999 to facilitate a management buyout of a chemical manufacturing facility from Nycomed Amersham, plc. If Organichem fails to perform as we expect, our investment may not yield adequate returns or we may lose our investment. In addition, the other equity holders of Organichem have the right to require us to purchase their interests in Organichem based on a predetermined formula. We may be required to purchase their entire interests in 2004 at a price that is higher than the fair market value of these interests at the time of purchase, which would negatively impact our financial condition. We also made a $650,000 investment in Fluorous Technologies, Inc. in May 2000. Fluorous Technologies is a development stage company and may not be able to successfully develop technology and products.

We may lose one or more of our key employees.

        Our business is highly dependent on our senior management and scientific staff, including:

  •
  Dr. Thomas E. D'Ambra, our Chairman and Chief Executive Officer,

  •
  Dr. Donald E. Kuhla, our President and Chief Operating Officer, and

  •
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

We face increased competition.

        We compete directly with the in-house research departments of pharmaceutical companies and biotechnology companies, as well as combinatorial chemistry companies, contract research companies, and research and academic institutions. Many of our competitors have greater financial and other resources than we have. As new companies enter the market and as more advanced technologies become available, we expect to face increased competition. In the future, any one of our competitors may develop technological advances that render the services that we provide obsolete. While we plan to develop technologies, which will give us competitive advantages, our competitors plan to do the same. We may not be able to develop the technologies we need to successfully compete in the future, and our competitors may be able to develop such technologies before we do. Consequently, we may not be able to successfully compete in the future.

We may be held liable for harm caused by drugs that we develop and test.

        We develop, test and, to a limited extent, manufacture drugs that are used by humans. If any of the drugs that we develop, test or manufacture harms people, we may be required to pay damages to those persons. Although we carry liability insurance, we may be required to pay damages in excess of the amounts of our insurance coverage. Damages awarded in a product liability action could be substantial and could have a negative impact on our financial condition.

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

        All facilities and manufacturing techniques used to manufacture drugs in the United States must conform to standards that are established by the federal Food and Drug Administration, or FDA. The FDA conducts scheduled periodic inspections of our facilities to monitor our compliance with regulatory standards. If the FDA finds that we fail to comply with the appropriate regulatory standards, it may impose fines on us or, if the FDA determines that our non-compliance is severe, it may close our facilities. Any adverse action by the FDA would have a negative impact on our operations.

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

Terrorist attacks or acts of war may seriously harm our business.

        Terrorist attacks or acts of war may cause damage or disruption to our company, our employees, our facilities and our customers, which could significantly impact our revenues, costs and expenses and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially adversely affect our business, results of operations and financial condition. The long-term effects on our company of the September 11, 2001 attacks are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could materially adversely affect our business, results of operations, and financial condition in ways that we currently cannot predict.

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

  •
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

  •
  our certificate of incorporation authorizes our board of directors to issue shares of preferred stock without stockholder approval and to establish the preferences and rights of any preferred stock issued, which would allow the board to issue one or more classes or series of preferred stock that could discourage or delay a tender offer or change in control.

        Additionally, we are subject to Section 203 of the Delaware General Corporation Law, which, in general, imposes restrictions upon acquirers of 15% or more of our stock.

Our officers and directors will have significant control over us and their interests may differ from yours.

        At March 15, 2002, our directors and officers beneficially owned or controlled approximately 25.8% of our common stock. Individually and in the aggregate, these stockholders significantly influence our management, affairs and all matters requiring stockholder approval. In particular, this concentration of ownership may have the effect of delaying, deferring or preventing an acquisition of us and may adversely affect the market price of our common stock.

Because our stock price may be volatile, our stock price could experience substantial declines.

        The market price of our common stock has historically experienced and may continue to experience volatility. Our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. In addition, during the past twelve months, the stock market, and in particular technology companies, have experienced significant decreases in market value. This volatility and the recent market decline has affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Albany Molecular Research, Inc. and its subsidiaries at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                      /s/ PricewaterhouseCoopers LLP

Albany, New York
February 15, 2002

Independent Auditors' Report

         The Board of Directors and Shareholders
Albany Molecular Research, Inc.:

        We have audited the consolidated statements of income, stockholders' equity and comprehensive income, and cash flows of Albany Molecular Research, Inc. and subsidiary for the year ended December 31, 1999. In connection with our audit of these consolidated financial statements, we also have audited the financial statement schedule for the year ended December 31, 1999. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Albany Molecular Research, Inc. and subsidiary for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                      /s/ KPMG LLP

Albany, New York
February 4, 2000

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 1999, 2000 and 2001

(Dollars in thousands, except per share amounts)

	Year ended December 31,
	1999	2000	2001
Net contract revenue	$22,027	$37,377	$56,812
Recurring royalties	21,444	29,226	41,675

Total revenue	43,471	66,603	98,487

Cost of contract revenue	12,491	20,859	31,424
Technology incentive award	2,132	2,921	4,165
Research and development	1,827	2,435	4,290
Selling, general and administrative	6,873	7,966	12,194

Total operating expenses	23,323	34,181	52,073

Income from operations	20,148	32,422	46,414
Other income (expense):
Equity in income (loss) of unconsolidated affiliates	(98)	552	1,130
Interest expense	(158)	(28)	(229)
Interest income	2,158	4,549	6,659
Realized gain (loss) on sale of investment securities	(66)	3	—
Other income (expense), net	(15)	184	127

Total other income, net	1,821	5,260	7,687

Income before income tax expense	21,969	37,682	54,101
Income tax expense	8,195	14,089	19,707

Net income	$13,774	$23,593	$34,394

Basic earnings per share	$0.51	$0.78	$1.04
Diluted earnings per share	$0.46	$0.74	$1.01

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2000 and 2001

(Dollars in thousands, except per share amounts)

	December 31,
	2000	2001
Assets
Current assets:
Cash and cash equivalents	$124,498	$46,919
Investment securities, available-for-sale	27,526	88,946
Accounts receivable (net of allowance for doubtful accounts of $110,000 and $218,000 at December 31, 2000 and 2001, respectively)	7,952	9,965
Royalty income receivable	7,827	12,361
Inventory	1,606	6,473
Unbilled services	53	993
Prepaid expenses and other current assets	1,700	2,144

Total current assets	171,162	167,801

Property and equipment, net	30,914	59,756

Other assets:
Intangible assets and patents, net	2,721	22,184
Equity investment in unconsolidated affiliates	16,281	16,439
Convertible subordinated debentures from unconsolidated affiliate	16,436	16,273
Other assets	1,052	1,606

Total other assets	36,490	56,502

Total assets	$238,566	$284,059

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,591	$2,660
Unearned income	1,011	2,723
Customer deposits	595	325
Accrued compensation	2,883	3,877
Accrued expenses	1,299	1,249
Income taxes payable	1,443	967
Current installments on capital leases	—	506
Current installments of long-term debt	5	218

Total current liabilities	9,827	12,525
Long-term liabilities:
Long-term debt, excluding current installments	120	5,508
Capital leases, excluding current installments	—	422
Deferred income taxes	86	1,971

Total liabilities	10,033	20,426

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 2,000,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 50,000,000 shares; 32,785,913 shares issued and outstanding in 2000 and 33,106,631 shares issued in 2001	328	331
Additional paid-in capital	178,871	180,524
Retained earnings	49,309	83,703
Accumulated other comprehensive income (loss), net	25	(474)

	228,533	264,084
Less, treasury shares at cost, -0- shares in 2000; 20,000 shares in 2001	—	(451)

Total stockholders' equity	228,533	263,633

Total liabilities and stockholders' equity	$238,566	$284,059

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

Years Ended December 31, 1999, 2000 and 2001
(In thousands)

	Common Stock
						Accumulated Other Comprehensive Income
	Preferred Stock	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings		Treasury Stock	Total	Comprehensive Income
Balances at January 1, 1999	$1	23,543	$236	$10,640	$11,942	$66	$(10,061)	$12,824
Comprehensive income:
Net income	—	—	—	—	13,774	—	—	13,774	$13,774
Unrealized (loss) on investment securities, available-for-sale, net of taxes						(81)		(81)	(81)

Total comprehensive income									$13,693

Conversion of 100,000 shares of preferred stock	(1)	90	—	1	—	—	—	—
Issuance of common stock in connection with stock option plan	—	2,188	22	1,790				1,812
Tax benefit from exercise of stock options				3,204				3,204
Sale of 3,366 shares of common stock and reissuance of 2,264 shares of treasury stock, net of issuance expense of $971	—	3,366	34	41,292	—	—	10,061	51,387

Balances at December 31, 1999	—	29,187	292	56,927	25,716	(15)	—	82,920
Comprehensive income:
Net income					23,593			23,593	$23,593
Unrealized (loss) on investment securities, available-for-sale, net of taxes						40		40	40

Total comprehensive income									$23,633

Proceeds from issuance of common stock, net of issuance costs		3,000	30	118,587				118,617
Tax benefit from exercise of stock options				1,187				1,187
Issuance of common stock in connection with stock option plan and ESPP		549	5	832				837
Issuance of common stock in connection with business combination	—	50	1	1,338	—	—	—	1,339

Balances at December 31, 2000	—	32,786	328	178,871	49,309	25	—	228,533
Comprehensive income:
Net income					34,394			34,394	$34,394
Unrealized gain on investment securities, available-for-sale, net of taxes						175		175	175
Organichem Corporation Other Comprehensive Loss						(674)		(674)	(674)

Total comprehensive income								—	$33,895

Tax benefit from exercise of stock options				533				533
Issuance of common stock in connection with stock option plan and ESPP		341	3	1,120				1,123
Treasury shares purchased		(20)					(451)	(451)

Balances at December 31, 2001	$—	33,107	$331	$180,524	$83,703	$(474)	$(451)	$263,633

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 1999, 2000 and 2001

(In thousands)

	Year ended December 31,
	1999	2000	2001
Operating activities:
Net income	$13,774	$23,593	$34,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,825	2,413	5,204
Tax benefit of stock option exercises	3,204	1,187	533
Net realized (gain) loss on sale of investment securities	66	(3)	—
Provision for doubtful accounts	165	—	200
Non-cash interest income	—	(1,436)	(501)
Equity in loss (income) of unconsolidated affiliate	98	(552)	(1,130)
Provision for deferred taxes	365	1,349	1,742
Forgiven principal on notes receivable-related party	20	20	20
Change in operating assets and liabilities, net of business combination:
Increase in accounts receivable	(1,511)	(3,643)	(1,955)
Increase in royalty income receivable	(2,126)	(2,445)	(4,534)
Increase in inventory	(541)	(490)	(1,474)
Decrease (increase) in unbilled services	29	23	(923)
Decrease (increase) in income taxes	(2,562)	4,533	(398)
Decrease (increase) in prepaid expenses and other current assets	57	(789)	633
Increase (decrease) in accounts payable, accrued compensation and accrued expenses	370	2,975	(197)
Increase (decrease) in customer deposits and other current liabilities	96	273	(178)
Increase (decrease) in unearned income	(268)	(466)	1,477

Net cash provided by operating activities	13,061	26,545	32,913

Investing activities:
Purchases of investment securities	(40,531)	(6,449)	(61,358)
Proceeds from sales of investment securities	21,183	92	—
Purchase of equity investment in unconsolidated affiliate	(15,131)	(696)	—
Purchase of convertible subordinated debenture from unconsolidated affiliate	(15,000)	—	—
Purchases of property and equipment	(2,721)	(16,525)	(21,155)
Purchase of business, net of cash acquired	—	(869)	(33,800)
Payments for patent application and other related costs	(27)	(13)	(222)
Payment for lease deposit	(1,000)	—	—
Net (increase) decrease in short-term investment	(1,000)	1,000	—

Net cash used in investing activities	(54,227)	(23,461)	(116,535)

Financing activities:
Principal payments on long-term debt	(15,181)	(838)	—
Principal payments under capital lease obligations	—	—	(329)
Proceeds from borrowings under long-term debt	500	125	5,700
Payment to acquire treasury shares	—	—	(451)
Proceeds from sale of common stock, net	53,200	119,454	—
Proceeds from exercise of options and ESPP	—	—	1,123

Net cash provided by financing activities	38,519	118,741	6,043

Increase (decrease) in cash and cash equivalents	(2,647)	121,825	(77,579)
Cash and cash equivalents at beginning of period	5,320	2,673	124,498

Cash and cash equivalents at end of period	$2,673	$124,498	$46,919

Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in net unrealized gain/loss on securities available-for-sale, net of tax	$(81)	$40	$175
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$158	$28	$221
Income taxes	$7,188	$9,669	$17,964

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999, 2000 and 2001

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies

Nature of Business:

        Albany Molecular Research, Inc. (the "Company") is a leading chemistry-based drug discovery and development company focused on applications for new small molecule prescription drugs. The Company conducts research and development projects and collaborates with many leading pharmaceutical, biotechnology and genomics companies, and is developing new chemistry technology for potential pharmaceutical products. The Company engages in chemistry research, from lead discovery, optimization and development to commercial manufacturing. In addition to its chemistry research services, the Company also conducts proprietary research and development to discover new lead compounds with commercial potential. The Company would seek to license these compounds to third parties in return for up-front service fees and milestone payments as well as recurring royalty payments if these compounds are developed into new drugs successfully reaching the market.

        On September 21, 2001, the Company completed its $10,000 acquisition of Great Lakes Chemical Corporation's laboratory facilities in Mt. Prospect, Illinois. The facility, renamed the Mount Prospect Research Center, has expertise in a range of chemical and biochemical disciplines, including chemical process development, analytical chemistry, biocatalysis, microbiology, fermentation, and asymmetric synthesis. See Note 2 for discussion of the Company's acquisition of the Great Lakes Chemical Corporation's research laboratory facilities and operations.

        On January 25, 2001, the Company completed its acquisition of the outstanding stock of New Chemical Entities, Inc. (NCE) of Bothell, Washington, for approximately $23,000. NCE, renamed AMRI Bothell Research Center, is now a wholly owned subsidiary of the Company. NCE provides a range of drug discovery services, as well as platform technologies for proprietary lead discovery. The company's core technologies include: isolation, purification, structure elucidation and the supply of natural products libraries from microbial and botanical sources; computational and combinatorial chemistry, including chemoinformatics, proprietary databases and proprietary data mining capabilities; chemical synthesis; and pharmaco- and toxicogenomics. See Note 2 for the discussion of the Company's acquisition of NCE.

        On February 4, 2000, the Company completed its acquisition of the assets of American Advanced Organics, Inc. (AAO) of Syracuse, New York (renamed the Syracuse Research Center) for $1,000 in cash and $1,300 in common stock. The Company's Syracuse Research Center specializes in the production of pharmaceutical intermediates in quantities ranging from a few grams to multi-kilogram batches. The Syracuse Research Centers expertise is in the rapid development and implementation of procedures with a focus on delivering high quality products on or before their scheduled delivery date. See Note 2 for discussion of the Company's acquisition of AAO.

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

Basis of Presentation:

        The consolidated financial statements include the accounts of Albany Molecular Research, Inc. and its wholly-owned subsidiaries, AMRI Bothell Research Center, AMR Technology, Inc. and Albany Molecular Research Export, Inc. All intercompany balances and transactions have been eliminated during consolidation. The Company has not reported segment information because the Company operates in only one business segment. The Company's 39.2% investment in Organichem Corporation (see Note 3) is accounted for using the equity method of accounting.

        The Company's acquisition of Great Lake Chemicals Corporation laboratory facilities on September 21, 2001 has been accounted for as a purchase business combination as further discussed in Note 2. Accordingly, the operating results of the Mount Prospect Research Center have been included in the Company's results of operation from the date of acquisition.

        The Company's acquisition of NCE on January 25, 2001 has been accounted for as a purchase business combination as further discussed in Note 2. Accordingly, the operating results of AMRI Bothell Research Center have been included in the Company's results of operation from the date of acquisition.

        The Company's acquisition of AAO on February 4, 2000 has been accounted for as a purchase business combination as further discussed in Note 2. Accordingly, the operating results of the Syracuse Research Center have been included in the Company's results of operation from the date of acquisition.

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

Inventories:

        Inventory consists primarily of commercially available fine chemicals used as raw materials in the research and production process and chemical compounds in the form of natural product and custom libraries. Inventories are stated at the lower of cost (first-in, first-out basis) or market. The Company designs and produces the chemical compounds comprising its natural products and custom libraries.

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

        The Company provides for depreciation of property and equipment over the following estimated useful lives:

Laboratory equipment and fixtures	7-18 years
Office equipment	3-7 years
Computer equipment	3-5 years
Leasehold improvements	18 years
Buildings	25 years

Impairment of Long-Lived Assets:

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

        Accumulated amortization at December 31, 2000 and 2001 was $23 and $32, respectively.

Licensing Rights:

        Licensing costs are accumulated and amortized once the license agreement is executed. The costs of licensing rights are being amortized on the straight-line method over the term of the license agreement. Licensing costs are written off in the period the licensing rights are canceled or are determined not to provide future benefits.

        Accumulated amortization at December 31, 2000 and 2001 was $12 and $12, respectively.

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

        The following tables provide calculations of basic and diluted earnings per share calculations:

	Year Ended December 31, 1999			Year Ended December 31, 2000			Year Ended December 31, 2001
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per share	$13,774	27,132	$0.51	$23,593	30,363	$0.78	$34,394	33,065	$1.04

Dilutive effect of stock options	—	2,502		—	1,700		—	1,089

Diluted earnings per share	$13,774	29,634	$0.46	$23,593	32,063	$0.74	$34,394	34,154	$1.01

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

Recent Accounting Pronouncements:

        In July 2001 the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets.

        SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting; use of the pooling-of-interests method is prohibited. Goodwill will initially be recognized as an asset and measured as the excess of the cost of the acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. Intangible assets other than goodwill will be recognized as an asset apart from goodwill if that asset arises from contractual or other legal rights.    The Statement will apply to all business combinations initiated or completed after June 30, 2001. The adoption of SFAS No. 141 on January 1, 2002 did not have a material impact on the Company's financial position or results of operations.

        SFAS No. 142 requires that goodwill (including goodwill reported on the separate GAAP financial statements of a subsidiary) will not be amortized but will be tested for impairment at least annually at the reporting unit level. Goodwill will be tested for impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill with an impairment loss recorded for excess goodwill, if any. Intangible assets will be amortized over their estimated useful lives and will be tested at least annually for impairment in accordance with SFAS No. 121. Intangible assets with an indefinite useful life will not be amortized until its life is determined to be no longer indefinite. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 142 is expected to reduce the Company's annual amortization costs by approximately $1,500.

        In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on Company's financial position or results of operations.

        In August 2001, the FASB also issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on the Company's financial position or results of operations.

2. Business Combinations

Great Lakes Chemical Corporation Mt. Prospect Facility

        On September 21, 2001, the Company consummated its acquisition of Great Lakes Chemical Corporation's laboratory facility in Mount Prospect, Illinois for approximately $10,000 in cash. The results of operations for this business have been included in the consolidated financial statements since the acquisition date. The facility has a total of eighty-eight thousand square feet of laboratory and support space and is located on 5.5 acres of land. The facility includes chemistry synthesis labs, which contain 55 fully equipped scientific workstations; a two-bay, non-GMP chemical pilot plant; research fermentation facilities; associated analytical support; scale-up fermentation capacity; and supporting office space. The purchase provides the Company with a modern facility, fully equipped with a scientific staff of approximately fifty people with opportunities for expansion. Pro forma information has not been provided because the acquisition is not material.

        The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired at the date of acquisition:

Property, plant and equipment	$9,000
Goodwill	1,242

Total assets acquired	10,242
Current liabilities	242

Net assets acquired	$10,000

        The goodwill which resulted from the purchase is expected to be tax deductible.

New Chemical Entities

        On January 25, 2001, the Company consummated its acquisition of New Chemical Entities, Inc. (NCE) of Bothell, Washington for approximately $23,000 of which $22,400 was in cash and $600 in assumed shareholder debt which was repaid at the closing. NCE, renamed AMRI Bothell Research Center, is a wholly owned subsidiary of the Company. The excess purchase price over the fair value of the net assets acquired, has been recorded as goodwill. Amortization expense for the year ended December 31, 2001 was approximately $995.

        The purchase price of $22,400 has been preliminarily allocated as follows:

Cash	$19
Accounts receivable, net	255
Chemical libraries	3,393
Other current assets	55
Property and equipment	2,233
Deferred tax assets	1,311
Intangible assets	4,311
Goodwill	14,219
Other assets	459

Total assets	$26,255
Accounts payable and accrued expenses	$761
Unearned revenue	235
Long-term debt, current	428
Deferred taxes	971
Long-term debt, less current portion	1,460

Total liabilities	3,855

Net assets	$22,400

        Had the acquisition occurred on January 1, 2000 unaudited proforma net income and basic and diluted earnings per share for the year ended December 31, 2000 would have been $19,201 and $0.64 and $0.60. Pro forma information has not been presented for 2001 because the acquisition occurred on January 25, 2001 and the results of operations prior to that date were not significant.

American Advanced Organics

        On February 4, 2000, the Company consummated its acquisition of American Advanced Organics, Inc. (AAO) of Syracuse, New York, for approximately $1,000 in cash and $1,300 in common stock (50 shares) and stock options of the Company. The Company also assumed approximately $740 in liabilities. In addition to the $2,300 purchase price, the former AAO stockholders received an additional $500 in cash subsequent to December 31, 2000 based upon AAO's financial performance in 2000. Based on the financial performance of AAO in 2001, the former AAO stockholders received an additional $300 in cash subsequent to December 31, 2001 representing the final payment under the purchase agreement with the AAO stockholders. The excess purchase price over the net assets acquired, which approximated $2,100 is being amortized over fifteen years. Amortization expense for the years ended December 31, 2000 and 2001 was approximately $132 and $178, respectively.

3. Investment in Organichem

        (a)    Stock Purchase Agreement

        On December 21, 1999, the Company completed an equity method investment in Organichem Corporation ("Organichem") pursuant to a Stock Purchase Agreement and purchased convertible subordinated debentures of Organichem pursuant to a Debenture Purchase Agreement. Under the terms of the Stock Purchase Agreement, the Company acquired shares of common stock of Organichem representing 37.5% of Organichem's outstanding common stock, for an aggregate purchase price of $15,131, which included direct costs of $131 attributable to the Organichem equity investment. During 2000, Organichem purchased a portion of its common stock into treasury, increasing the Company's ownership interest in Organichem to 39.2%. As a result, the Company recorded a one time benefit to earnings of $159, net of taxes of $98.

        The Company has recorded its investment using the equity method of accounting and, accordingly, has recorded the Company's proportionate share of Organichem's income, as adjusted for intercompany interest, for the period since the initial investment through December 31, 2001, and by amortizing the excess cost of its investment in the common stock over the underlying equity in the net assets of Organichem. The acquisition cost exceeded the Company's share of the underlying equity in net assets of Organichem by $9,375.

        The Stock Purchase Agreement also incorporates a Put/Call Agreement among the Company, Organichem and its stockholders that permits the Company to purchase, at the Company's option, all of the outstanding shares of common stock of Organichem within 90 days subsequent to the year ending December 31, 2000. The purchase price is to be determined based on Organichem's earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the Put/Call Agreement, for the year ending December 31, 2000, with a minimum and maximum specified purchase price of $15,000 and $30,000, respectively. In the event that the Company does not exercise its call option, Organichem stockholders may require the Company to purchase all of the outstanding shares of common stock of Organichem within 60 days subsequent to the year ending December 31, 2003. The purchase price under the put option is to be determined consistent with that specified under the above call option, with the exception that the EBITDA, as defined, shall be based on Organichem's results for the year ending December 31, 2003.

        Summarized financial information of Organichem as of and for the years ended December 31, 2000 and 2001 is as follows:

	December 31, 2000	December 31, 2001
Current assets	$25,046	$26,042
Property, plant and equipment, net	43,306	48,906
Total assets	68,954	75,797
Current liabilities	17,970	21,614
Other liabilities	19,156	35,819
Total equity	15,391	18,364
Total liabilities and equity	68,954	75,797
Net sales	$56,614	$68,204
Gross profit	12,827	16,667
Operating income	7,241	10,189
Net income	1,775	4,139

        (b)    Debenture Purchase Agreement

        Under the terms of the Debenture Purchase Agreement, the Company purchased convertible subordinated debentures ("Debentures") for an aggregate purchase price of $15,000. The Debentures mature on December 21, 2005 and may be converted into 37.5% of the outstanding common stock of Organichem, on a fully diluted basis.

        The Debentures bear interest, payable semi-annually, on the unpaid principal amount at margins over specified fixed or variable London Interbank Offer Rate ("LIBOR") as provided for within the Company's credit agreement with Organichem (9.395% and 5.960% at December 31, 2000 and 2001, respectively). The agreement provided that the interest payable under the Debentures through December 21, 2000 shall be added to the principal of the Debenture, with semi-annual cash interest payments to begin subsequent to December 21, 2000, provided that Organichem is in compliance with the financial covenants of its credit agreement. Accrued interest through December 21, 2000 totaling $1,436 was added to the principal of the Debentures. In addition, pursuant to the terms of the Debenture Purchase Agreement, the Company and Organichem have agreed that in the event that either the aforementioned put or call options are exercised, 62.5% of the accrued interest not paid by Organichem as of the date of the put or call exercise shall be applied to reduce the purchase price as determined under the Put/Call Agreement. Accrued interest receivable from Organichem at December 31, 2000 and 2001 totaled $47 and $24, respectively.

        The Debentures are convertible, at the Company's option, at any time after the earliest of (i) December 21, 2000; (ii) notification by Organichem to the Company that Organichem intends to repay the Debenture prior to its maturity; or (iii) the occurrence of an event of default as defined in the Debenture Purchase Agreement.

4. Investment Securities, Available-for-sale

        The amortized cost, gross unrealized gains, gross unrealized losses and fair value for available-for-sale investment securities by major security type were as follows:

	December 31, 2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$1,674	$60	$—	$1,734
Corporate debt obligations	25,693	100	(1)	25,792

	$27,367	$160	$(1)	$27,526

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$8,322	$164	$—	$8,486
Corporate debt obligations	80,053	407	—	80,460

	$88,375	$571	$—	$88,946

        Proceeds from the sale of an available-for-sale investment security were $92 in 2000, resulting in a realized gain of $3. There were no sales of available-for-sale investment securities in 2001.

        Maturities of corporate debt obligations and obligations of states and political subdivisions classified as available-for-sale at December 31, 2000 and 2001 were as follows:

	December 31, 2000		December 31, 2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due less than one year	$24,944	$25,047	$39,741	$39,921
Due after one year through five years	1,674	1,691	48,487	48,868
Due after five years through ten years	547	575	147	157
Due after ten years	202	213	—	—

	$27,367	$27,526	$88,375	$88,946

5. Property and Equipment

        Property and equipment consists of the following:

	December 31, 2001
Laboratory equipment and fixtures	$19,547	$31,130
Office equipment	3,576	5,042
Leasehold improvements	9,771	10,153
Construction-in-progress	1,223	15,083
Buildings	2,985	7,168
Land	212	1,368

	37,314	69,944
Less accumulated depreciation and amortization	(6,400)	(10,188)

	$30,914	$59,756

        Depreciation and amortization expense of property and equipment was $1,708, $2,207 and $3,801 for the years ended December 31, 1999, 2000 and 2001, respectively.

6. Long-term Debt and Capital Leases

  Long-term Debt

        The Company has a revolving line of credit agreement ("Credit Agreement") with a bank enabling the Company to borrow up to $25,000. The Credit Agreement, which expires on June 29, 2002, provides for various covenants, including requirements for the Company to maintain defined financial ratios and the prohibition against any additional debt, other than in the normal course of business, exceeding $20,000 in the aggregate, at any time.

        At December 31, 2000 and 2001, the Company had no outstanding indebtedness and borrowing availability of $25,000 under the Credit Agreement.

        Long-term debt is comprised as follows:

	December 31,
	2000	2001
Variable interest rate industrial development authority bonds due in increasing annual installments through 2021. Interest payments are due monthly, with a current interest rate of 1.55%	$—	$5,700
Loan payable to economic development authority in monthly installments of $1 through April 2005 including interest. $95 of the loan may be forgiven if certain employment targets are met	125	—
Note payable to financing company in monthly installments of $1 through 2004	—	26

	125	5,726
Less current portion	5	218

	$120	$5,508

        The aggregate maturities of long-term debt subsequent to December 31, 2001 are as follows:

2002	$218
2003	224
2004	234
2005	230
2006	240
Thereafter	4,580

$5,726

  Capital Leases

        In connection with the Company's acquisition of NCE in January 2001, the Company assumed the existing capital leases of NCE. The leased equipment consists of the following:

Asset Balance at December 31, 2001
Laboratory equipment	$1,250
Less accumulated amortization	(183)

$1,067

        Future minimum lease payments under capital lease as of December 31, 2001 are as follows:

2002	$520
2003	520

Total minimum lease payments	1,040
Less: Amount representing interest	(112)

Present value of minimum lease payments	928
Current portion	(506)

Long-term portion	$422

7. Income Taxes

        Income tax expense (benefit) consists of the following:

	Year Ended December 31,
	1999	2000	2001
Current:
Federal	$6,880	$12,147	$17,481
State	950	593	484

	7,830	12,740	17,965

Deferred:
Federal	155	1,190	1,519
State	210	159	223

	365	1,349	1,742

	$8,195	$14,089	$19,707

        The differences between income tax expense and income taxes computed using a federal statutory rate of 35% for the years ended December 31, 1999, 2000 and 2001, were as follows:

	Year Ended December 31,
	1999	2000	2001
Pre-tax income at statutory rate	$7,689	$13,188	$18,935
Increase (reduction) in taxes resulting from:
Tax-free interest income	(102)	(32)	(249)
State taxes, net of federal benefit	754	489	459
Other, net	(146)	444	562

	$8,195	$14,089	$19,707

        The tax effects of temporary differences giving rise to significant portions of the deferred tax assets and liabilities are as follows:

	December 31,
	2000	2001
Deferred tax assets:
Non-deductible accruals	$125	$154
Non-deductible amortization	150	305
Non-deductible lease costs	59	51
Inventory	196	59
Interest	157	276
Other	21	181
Research and experimentation credit carryforwards	174	174
Net operating loss carryforwards	2,100	1,709

Deferred tax assets	2,982	2,909
Deferred tax liabilities:
Property and equipment depreciation differences (accelerated depreciation for tax purposes)	(2,529)	(3,560)
Non-taxable equity earnings	(483)	(1,120)

Net deferred tax liability	$(30)	$(1,771)

        The preceding table does not include the deferred tax liability of $56 and $200 at December 31, 2000 and 2001, associated with the Company's unrealized gain (loss) on investment securities, available-for-sale, discussed in Note 4.

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

8. Stockholders' Equity

        On September 18, 2001, the Company's Board of Directors approved a stock repurchase program providing for the repurchase of up to 1,000 shares of the Company's common stock over a twelve month period. During 2001, the Company repurchased 20 shares of its stock.

        On October 5, 2000, the Company completed a follow-on offering of its common stock by issuing 3,000 shares at a price of $42.25 per share, less the underwriters discount of $7,290. The net proceeds of the offering, after deducting applicable direct offering costs of $843 were $118,617. A portion of the net proceeds has been used in the acquisition of New Chemical Entities, Inc. (See Note 2).

        On July 20, 2000, the Board of Directors approved a 2-for-1 split of the Company's common stock to stockholders of record as of August 8, 2000. All shares and per share information included in the accompanying consolidated financial statements have been restated to reflect the stock splits.

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

        During each offering, an employee may purchase shares under the Plan by authorizing payroll deductions up to 10% of their cash compensation during the offering period. The maximum number of shares to be issued to any single employee during an offering period is limited to one thousand. At the end of the offering period, the accumulated payroll deductions will be used to purchase common stock on the last business day of the offering period at a price equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the years ended December 31, 2000 and 2001 employees purchased 20 and 21 shares, respectively.

        The Company has a Stock Option Plan, through which the Company may issue incentive stock options or non-qualified stock options. Incentive stock options granted to employees may not be granted at prices less than 100% of the fair market value of the Company's common stock at the date of option grant. Non-qualified stock options may be granted to employees, directors, advisors, consultants and other key persons of the Company at prices established at the date of grant, and may be less than the fair market value at the date of grant. All incentive stock options may be exercised at any time, after vesting, over a ten-year period subsequent to the date of grant. Incentive stock options generally vest over five years, with a 60% vesting occurring at the end of the third anniversary of the grant date, 20% at the end of the fourth anniversary of the grant date and 20% at the end of the fifth anniversary of the grant date. Non-qualified stock option vesting terms are established at the date of grant, but shall have a duration of not more than ten years.

        Following is a summary of the status of stock option programs during 1999, 2000 and 2001:

	Year Ended December 31,
	1999		2000		2001
	Number of Shares	Weighted Exercise Price	Number of Shares	Weighted Exercise Price	Number of Shares	Weighted Exercise Price
Outstanding, beginning of year	4,032	$1.31	2,183	$3.23	2,112	$9.56
Granted	331	10.00	572	26.72	661	37.24
Exercised	(2,170)	0.83	(532)	1.37	(320)	1.84
Forfeited	(10)	6.51	(111)	11.34	(89)	32.23

Outstanding, end of year	2,183	$3.09	2,112	$9.56	2,364	$17.56

Options exercisable, end of year	838		817		788

Weighted-average fair value of options granted during the year		$4.25		$13.08		$17.04

        The following table summarizes information about stock options outstanding as of December 31, 2000:

		Outstanding Options		Exercisable Options
Range of Option Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.28	58	2.9 years	$0.28	58	$0.28
$0.56	86	4.6 years	0.56	86	0.56
$0.92- 1.24	169	5.0 years	0.99	158	0.99
$1.49- 1.80	618	6.5 years	1.65	357	1.65
$2.46- 2.90	74	7.3 years	2.50	7	2.90
$4.44	297	7.6 years	4.44	142	4.44
$10.00-14.50	259	8.1 years	10.06	4	10.25
$15.02-15.56	11	3.9 years	15.07	3	15.02
$23.75-35.11	507	9.2 years	25.80	—	—
$36.00-54.00	23	9.2 years	44.93	2	48.63
$54.59-65.44	10	9.9 years	57.70	—	—

	2,112			817

        The following summarizes information about stock options outstanding as of December 31, 2001:

		Outstanding Options		Exercisable Options
Range of Option Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.06— 6.58	976	5.4 years	$2.23	776	$2.18
$6.59—13.12	253	7.2 years	10.03	4	10.25
$13.13—19.66	9	3.0 years	15.07	5	15.02
$19.67—26.20	505	8.6 years	24.56	0	0.00
$26.21—32.74	136	8.8 years	27.93	0	0.00
$32.75—39.27	88	9.0 years	34.61	0	0.00
$39.28—45.81	367	9.1 years	43.23	0	0.00
$45.82—52.35	23	8.5 years	48.80	3	48.62
$52.36—58.89	5	8.9 years	54.88	0	0.00
$58.90—65.44	2	9.0 years	65.44	0	0.00

	2,364			788

        The following are the shares of common stock reserved for issuance and the related exercise prices:

	December 31, 2000		December 31, 2001
	Number of Shares	Exercise Price per Share	Number of Shares	Exercise Price per Share
Employee Stock Option Plans	2,112	$0.28-$65.44	2,364	$0.28-$65.44
Employee Stock Purchase Plan	20	$17.90	21	$26.70

Shares reserved for issuance	2,132		2,385

        Under SFAS No. 123, Accounting for Stock Based Compensation, compensation cost for stock option grants would be based on the fair value at the grant date, and the resulting compensation expense would be shown as an expense on the consolidated statements of operations. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro-forma amounts:

	Year Ended December 31,
	1999	2000	2001
Net income:
As reported	$13,774	$23,593	$34,394
Pro forma	$13,469	$22,869	$32,369
Earnings per share:
Basic as reported	$0.51	$0.78	$1.04
Basic pro forma	$0.50	$0.75	$0.98
Diluted as reported	$0.46	$0.74	$1.01
Diluted pro forma	$0.45	$0.71	$0.95

        The per share weighted-average fair value of stock options granted is determined using the Black-Scholes option-pricing model with the following weighted-average assumptions.

	1999	2000	2001
Expected Life (years):
ISO	4	4	4
Non-qualified	4	4	4
Interest rate	5.04%	6.48%	4.39%
Volatility	48.00%	60.60%	71.20%
Dividend yield	—	—	—

9. Employee Benefit Plan

        The Company maintains a savings and profit sharing plan under section 401(k) of the Internal Revenue Code covering all eligible employees. Employees must complete six months of service and be over 20.5 years of age as of the plan's entry dates. Participants may contribute up to 15% of their compensation, subject to IRS limitations. The Company currently makes matching contributions equal to 50% of the participant's contributions (up to a limit of 6% of the participant's compensation). In addition, the Company has reserved the right to make discretionary profit sharing contributions to employee accounts. The Company has made no discretionary profit sharing contributions. Employer matching contributions vest at a rate of 20% per year beginning after two years of participation in the plan. Employer matching contributions were $151, $272 and $436 for the years ended December 31, 1999, 2000 and 2001, respectively.

10. Lease Commitments

        The Company leases both facilities and equipment used in its operations and classifies those leases as operating leases following the provisions of SFAS No. 13, Accounting for Leases.

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

        Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2001 are as follows:

	Related Party	Other	Total
Year ending December 31
2002	$649	$1,214	$1,863
2003	649	897	1,546
2004	649	692	1,341
2005	649	503	1,152
2006	649	511	1,160
Thereafter	2,293	1,827	4,120

        Rental expense amounted to approximately $768, $1,048 and $1,635 during the years ended December 31, 1999, 2000 and 2001, respectively. Included within rent expense was approximately $373, $275 and $275 that was paid to the aforementioned related party of the Company during the years ended December 31, 1999, 2000 and 2001, respectively.

11. Related Party Transactions

        (a)    Technology Development Incentive Plan

        In 1993, the Company adopted a Technology Development Incentive Plan to provide a method to stimulate and encourage novel innovative technology development. To be eligible to participate, the individual must be an employee of the Company and must be the inventor or co-inventor of novel technology that results in new revenues generated for, or by, the Company. Eligible participants will share in awards based on a percentage of the licensing, royalty or milestone revenue received by the Company, as defined by the Plan.

        In 1999, 2000 and 2001, the Company awarded Technology Incentive Compensation to the inventor of the terfenadine carboxylic acid metabolite technology. The inventor is a director, officer and shareholder of the Company. The amounts awarded and included in the consolidated statements of income for the years ended December 31, 1999, 2000 and 2001 are $2,132, $2,921 and $4,165, respectively. Included in accrued compensation in the accompanying consolidated balance sheets at December 31, 2000 and 2001 are unpaid Technology Development Incentive Compensation awards of $787 and $1,241, respectively.

        (b)    Lease Agreement

        As described in Note 10, the Company currently has a long-term operating lease for its Albany, New York office and laboratory facilities with a shareholder of the Company.

        (c)    Notes Receivable

        From time to time the Company makes loans to employees and officers of the Company in the form of notes receivable. The notes receivable and accrued interest will not be repaid to the Company provided the employee remains in the employ of the Company throughout the term of the loan. If employment is terminated prior to the end of the loan term, a pro-rata portion of the principal and interest shall be repaid to the Company.

        (d)    Telecommunication Services

        A member of the Company's board of directors is the Chief Executive Officer of one of the providers of telephone and internet services to the Company. This telecommunications company was paid $89 for services rendered to the Company in 2001.

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

  •
  Issuance of a U.S. "Intermediate Process Claim";

  •
  Issuance of a U.S. "Process Manufacturing Claim";

  •
  Issuance of an ex-U.S. "Process Manufacturing Claim";

  •
  Issuance of a U.S. "Substantially Pure Claim"; and

  •
  Issuance of an ex-U.S. "Substantially Pure Claim." In October 1996, the Company was awarded a patent in Australia that satisfied the ex-U.S. "Process Manufacturing Claim" milestone. In accordance with the terms of the Agreement, the Company received a milestone payment and will receive a royalty on all sales of fexofenadine HCl in that country. Aventis began selling a product using fexofenadine HCl in January 1997 in Australia.

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

13. Concentration of Business

        For the years ended December 31, 1999, 2000 and 2001, net contract revenue from the Company's three largest customers represented approximately 22%, 10% and 10% for 1999, 22%, 13% and 12% for 2000 and 18%, 14% and 10% for 2001, of total net contract revenue for such years, respectively. In the majority of circumstances, there are agreements in force with these entities that guarantee the Company's continued involvement in present research projects. However, there regularly exists the possibility that the Company will have no further association with these entities once these projects conclude.

        Net contract revenue by country, based on the location of the customer, and expressed as a percentage of total net contract revenue follows:

	Year Ended December 30,
	1999	2000	2001
United States	89%	93%	93%
Europe	10	6	4
Other countries	1	1	3

Total	100%	100%	100%

        All significant long-lived assets of the Company are located within the United States.

14. Fair Value of Financial Instruments

        The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. Although the estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies, the estimates presented are not necessarily indicative of the amounts that the Company could realize in current market exchanges.

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

        Equity investment in unconsolidated affiliate and subordinated debenture bond from unconsolidated affiliate: The fair value of the Organichem investment is not readily determinable as the company is privately held. At December 31, 2001, management estimates that the fair value of the convertible subordinated debenture from Organichem approximates the carrying value of $16,273.

        Long-term Debt: The carrying value of long-term debt was approximately $125 and $5,726 at December 31, 2000 and 2001, respectively. Management estimates that the fair value of long-term debt was approximately $125 and $5,726 at December 31, 2000 and 2001, respectively, based upon interest rates available to the Company for issuance of similar debt with similar terms and remaining maturities.

15. Selected Quarterly Consolidated Financial Data (unaudited)

        The following tables present unaudited consolidated financial data, as restated to reflect the EnzyMed merger discussed in Note 2, for each quarter of 1999, 2000 and 2001:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
1999
Net contract revenue	$4,587	$5,145	$5,641	$6,654
Gross profit	1,985	2,217	2,404	2,930
Milestones and royalties	4,184	5,850	5,848	5,562
Income from operations	3,878	5,457	5,535	5,278
Net income	2,580	3,712	3,815	3,667
Net income per share:
Basic	$0.10	$0.14	$0.14	$0.13
Diluted	$0.09	$0.12	$0.13	$0.12
2000
Net contract revenue	$7,833	$8,834	$9,890	$10,820
Gross profit	3,447	3,896	4,384	4,808
Milestones and royalties	5,680	7,744	7,469	8,333
Income from operations	6,240	8,431	8,650	9,102
Net income	4,418	5,862	5,826	7,487
Net income per share:
Basic	$0.15	$0.20	$0.20	$0.23
Diluted	$0.14	$0.19	$0.19	$0.22
2001
Net contract revenue	$12,405	$13,594	$14,653	$16,160
Gross profit	5,505	6,092	6,565	7,226
Milestones and royalties	8,760	10,648	9,918	12,349
Income from operations	9,889	11,764	11,407	13,354
Net income	7,745	8,868	8,480	9,301
Net income per share:
Basic	$0.24	$0.27	$0.26	$0.28
Diluted	$0.23	$0.26	$0.25	$0.27

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        The information appearing under the captions "Independent Accountants" in the Company's definitive proxy statement relating to the annual meeting of stockholders to be held May 24, 2002 is incorporated herein by reference.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information appearing under the captions "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on May 24, 2002 is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

        The information appearing under the captions "Executive Compensation—Summary Compensation,—Compensation Committee Interlocks and Insider Participation, and—Agreements with Named Executive Officers," and "Information Regarding Directors—The Board of Directors and its Committees" in the Company's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on May 24, 2002 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information appearing under the caption "Principal and Management Stockholders" in the Company's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on May 24, 2002 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information appearing under the caption "Certain Transactions" in the Company's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on May 24, 2002 is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)
  Financial Statements.

(1)
Financial Statements

        The consolidated financial statements and notes are listed under Part II, Item 8, Financial Statements and Supplementary Data.

        Index to Consolidated Financial Statements.

  (a)
  Consolidated balance sheets at December 31, 2000 and 2001.

  (b)
  Consolidated statements of income for the years ended December 31, 1999, 2000 and 2001.

  (c)
  Consolidated statements of stockholders' equity and comprehensive income for the years ended December 31, 1999, 2000 and 2001.

  (d)
  Consolidated statements of cash flows for the Years Ended December 31, 1999, 2000 and 2001.

  (e)
  Notes to consolidated financial statements.

(2)
Financial Statement Schedules

        The following financial schedule of Albany Molecular Research, Inc. is included in this annual report on Form 10-K.

Schedule II—Valuation and Qualifying Accounts

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

  (b)
  Reports on Form 8-K.

        None.

  (c)
  Exhibits.

        The Company hereby files as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index on pages 65 through 67 of this Annual Report.

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

ALBANY MOLECULAR RESEARCH, INC.
DATED: APRIL 1, 2002	By:	/s/ THOMAS E. D'AMBRA, PH.D. Thomas E. D'Ambra, Ph.D. Chairman of the Board, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS E. D'AMBRA, PH.D. Thomas E. D'Ambra, Ph.D.	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2002
/s/ DAVID P. WALDEK David P. Waldek	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	April 1, 2002
/s/ DONALD E. KUHLA, PH.D. Donald E. Kuhla, Ph.D.	President, Chief Operating Officer and Director	April 1, 2002
/s/ CHESTER J. OPALKA Chester J. Opalka	Director	April 1, 2002
/s/ ANTHONY M. TARTAGLIA, M.D. Anthony M. Tartaglia, M.D.	Director	April 1, 2002
/s/ FRANK W. HAYDU, III Frank W. Haydu, III	Director	April 1, 2002
/s/ KEVIN O'CONNOR Kevin O'Connor	Director	April 1, 2002
/s/ SHIRLEY ANN JACKSON, PH.D. Shirley Ann Jackson, Ph.D.	Director	April 1, 2002

ALBANY MOLECULAR RESEARCH, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 1999, December 31, 2000 and December 31, 2001

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions Charged to Reserves	Balance at End of Period
Allowance for doubtful accounts
1999	—	$165,208	—	$(55,208)	$110,000
2000	$110,000	—	—	—	$110,000
2001	$110,000	$200,000	—	$(92,000)	$218,000
Note receivable reserve
1999	$84,000	—	—	—	$84,000
2000	$84,000	—	—	$(43,723)	$40,277
2001	$40,277	—	—	—	$40,277

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of December 19, 2000, by and between the Company and NCE Acquisition Corp., New Chemical Entities, Inc. and Certain Stockholders Thereof (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 25, 2000, File No. 000-25323).
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
10.1
Lease dated as of October 9, 1992, as amended, by and between the Company and Hoffman Enterprises (incorporated herein by reference to Exhibit 10.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (File No. 333-58795) ).
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

QuickLinks

ALBANY MOLECULAR RESEARCH, INC. INDEX TO ANNUAL REPORT ON FORM 10-K
PART I
PART II
Payments Due by Period (in thousands)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS ALBANY MOLECULAR RESEARCH, INC.
Report of Independent Accountants
Independent Auditors' Report
ALBANY MOLECULAR RESEARCH, INC. CONSOLIDATED STATEMENTS OF INCOME Years Ended December 31, 1999, 2000 and 2001 (Dollars in thousands, except per share amounts)
ALBANY MOLECULAR RESEARCH, INC. CONSOLIDATED BALANCE SHEETS December 31, 2000 and 2001 (Dollars in thousands, except per share amounts)
ALBANY MOLECULAR RESEARCH, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME Years Ended December 31, 1999, 2000 and 2001 (In thousands)
ALBANY MOLECULAR RESEARCH, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended December 31, 1999, 2000 and 2001 (In thousands)
ALBANY MOLECULAR RESEARCH, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 1999, 2000 and 2001 (In thousands, except per share amounts)
PART III
PART IV
SIGNATURES
ALBANY MOLECULAR RESEARCH, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS Years Ended December 31, 1999, December 31, 2000 and December 31, 2001
EXHIBIT INDEX