Form 10-Q
period 2002-03-31
ALBANY MOLECULAR RESEARCH INC
filed 2002-05-15
CIK 1065087

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-25323

ALBANY MOLECULAR RESEARCH, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	14-1742717 (I.R.S. Employer Identification No.)

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

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2002
Common Stock, $.01 par value	32,787,875

ALBANY MOLECULAR RESEARCH, INC.

INDEX

			Page
Part I.	Financial Information
	Item 1.	Condensed Consolidated Financial Statements
		Condensed Consolidated Statements of Income	3
		Condensed Consolidated Balance Sheets	4
		Condensed Consolidated Statements of Cash Flows	5
		Notes to Unaudited Condensed Consolidated Financial Statements	6
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Part II.	Other Information
	Item 1.	Legal Proceedings	13
	Item 6.	Exhibits and Reports on Form 8-K	13
Signatures			14

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended
	March 31, 2002	March 31, 2001
	(Dollars in thousands, except for per share amounts)
Total contract revenue	$16,680	$13,305
Recurring royalties	10,724	8,760

Total revenue	27,404	22,065
Cost of contract revenue	9,574	7,778
Technology incentive award	1,073	876
Research and development	1,619	917
Selling, general and administrative	3,057	2,558

Total costs and expenses	15,323	12,129
Income from operations	12,081	9,936
Equity earnings of unconsolidated affiliates	490	312
Other income, net	1,196	2,133

Income before income tax expense	13,767	12,381
Income tax expense	4,999	4,589

Net income	$8,768	$7,792

Basic earnings per share	$0.26	$0.24
Diluted earnings per share	$0.26	$0.23

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2002	December 31, 2001
	(unaudited)
	(Dollars in thousands, except for per share amounts)
Assets
Current assets:
Cash and cash equivalents	$58,389	$46,919
Investment securities, available-for-sale	67,427	88,946
Accounts receivable, net	12,738	9,965
Royalty income receivable	10,738	12,361
Inventory	7,787	6,473
Unbilled services	1,853	993
Prepaid expenses and other current assets	2,939	2,144

Total current assets	161,871	167,801
Property and equipment, net	64,072	59,756
Other assets:
Goodwill	18,270	18,270
Intangible assets and patents, net	3,920	3,914
Equity investments in unconsolidated affiliates	16,888	16,439
Convertible subordinated debenture from unconsolidated affiliate	16,273	16,273
Other assets	1,507	1,606

Total other assets	56,858	56,502

Total assets	$282,801	$284,059

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$10,550	$8,753
Unearned income	959	2,723
Current installments of long-term debt and capital leases	724	724
Other current liabilities	146	325

Total current liabilities	12,379	12,525
Long-term liabilities:
Long-term debt and capital leases, excluding current installments	5,797	5,930
Deferred Income Taxes	1,773	1,971

Total liabilities	19,949	20,426

Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, 50,000,000 shares authorized, 32,853,165 shares issued at March 31, 2002, and 33,106,631 shares issued at December 31, 2001	331	331
Additional paid-in capital	181,292	180,524
Retained earnings	92,471	83,703

Accumulated other comprehensive loss	(771)	(474)
	273,323	264,084
Less, treasury shares at cost, 445,890 shares in 2002; 20,000 shares in 2001	(10,471)	(451)

Total stockholders' equity	262,852	263,633

Total liabilities and stockholders' equity	$282,801	$284,059

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31, 2002	March 31, 2001
	(Dollars in thousands)
Operating activities
Net income	$8,768	$7,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	938	1,115
Tax benefit of stock options	—	533
Warrant Issuance expense	500	—
Equity earnings of unconsolidated affiliates	(489)	(312)
Deferred income tax expense	(198)	—
(Increase) decrease in operating assets, net of business acquisition:
Accounts receivable	(2,773)	(1,658)
Royalty income receivable	1,623	(929)
Unbilled services	(861)	(457)
Inventory, prepaid expenses and other assets	(2,010)	(102)
(Decrease) increase in:
Accounts payable and accrued expenses	(1,896)	367
Income Tax Payable	3,991	—
Unearned income	(1,764)	68
Other current liabilities	(179)	(248)

Net cash provided by operating activities	5,650	6,169
Investing activities
Cost of investment securities acquired	—	(6,509)
Proceeds from maturity of investment securities	21,222	—
Purchase of businesses, net of cash acquired	(300)	(23,668)
Purchases of property and equipment	(5,161)	(2,664)
Payments for patent applications and other costs	(57)	—

Net cash provided by (used in) investing activities	15,704	(32,841)
Financing activities
Principal payments on long-term debt	(132)	(44)
Purchase of treasury stock	(10,020)	—
Proceeds from sale of common stock	268	750

Net cash (used in) provided by financing activities	(9,884)	706
Increase (decrease) in cash and cash equivalents	11,470	(25,966)
Cash and cash equivalents at beginning of period	46,919	124,498

Cash and cash equivalents at end of period	$58,389	$98,532

See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Note 2—Earnings Per Share

        The shares used in the computation of the Company's basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2002	2001
	(in thousands)
Weighted average common shares outstanding	33,097	32,929
Dilutive effect of stock options	807	1,366

Weighted average common shares outstanding, assuming dilution	33,904	34,295

Note 3—Comprehensive Income

        The Company is required to report comprehensive income and its components in accordance with the provisions of the Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income."

        The following table presents the components of the Company's comprehensive income for the three months ended March 31, 2002 and 2001:

	Three Months Ended March 31,
	2002	2001
	(in thousands)
Net income	$8,768	$7,792
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities, net of taxes	(297)	62
Equity in affiliates comprehensive loss	—	(335)

Total comprehensive income	$8,471	$7,519

Note 4—Inventory

        Inventory consisted of the following at March 31, 2002 and December 31, 2001:

	March 31, 2002	December 31, 2001
	(In thousands)
Raw materials	$2,693	$1,992
Work in process	1,446	833
Finished goods	3,648	3,648

Total	$7,787	$6,473

Note 5—Financial Information by Customer Concentration and Geographic Area

        Total contract revenue from the Company's three largest customers represented approximately 13%, 12% and 9% of total contract revenue for the three months ended March 31, 2002, and 21%, 16% and 9% of total contract revenue for the three months ended March 31, 2001.

        The Company's total contract revenue for the three months ended March 31, 2002 and 2001 was recognized from customers in the following geographic regions:

	Three Months Ended March 31,
	2002	2001
United States	93%	93%
Europe	5%	5%
Other	2%	2%

Total	100%	100%

Note 6—Adoption of New Accounting Pronouncements

SFAS No. 142 "Goodwill and Other Intangible Assets"

        Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets". The following table summarizes what reported net income would have been for all periods presented exclusive of amortization expense recognized in those periods related to goodwill, intangible assets that are no longer being amortized and equity method goodwill.

	Three Months Ended March 31,
	2002	2001
	(in thousands except per share amounts)
Net Income
Reported Net Income	$8,768	$7,792
Add back: Goodwill amortization	—	347

Adjusted Net Income	$8,768	$8,139

Basic earnings per share
Reported Net Income	$0.26	$0.24
Add back: Goodwill amortization	—	0.01

Adjusted Net Income	$0.26	$0.25

Diluted earnings per share
Reported Net Income	$0.26	$0.23
Add back: Goodwill amortization	—	0.01

Adjusted Net Income	$0.26	$0.24

        The Company is required to perform goodwill impairment tests on an annual basis. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

        The components of intangible assets are as follows:

	Cost	Accumulated Amortization	Net	Amortization Period
	(Dollars in thousands)
March 31, 2002
Microbial Cultures	$3,406	$273	$3,133	15 years
Patents and Licensing Rights	587	48	539	16 years
Deferred Financing Costs	258	10	248	15 years

	$4,251	$331	$3,920

December 31, 2001
Microbial Cultures	$3,406	$227	$3,179	15 years
Patents and Licensing Rights	529	44	485	16 years
Deferred Financing Costs	258	8	250	15 years

	$4,193	$279	$3,914

        Amortization expense related to intangible assets for the three months ended March 31, 2002 was $50,000.

        Estimated future annual amortization expense related to intangible assets is $200,000 through the year ended December 31, 2006.

Adoption of EITF Issue 00-10

        Effective January 1, 2002, AMRI adopted Emerging Issues Task Force (EITF) 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires reimbursed expenses such as chemicals and shipping costs to be included both as revenue and cost of goods sold in the income statement. Prior to adoption, the Company included these costs as a reduction of contract revenue. The Adoption of EITF 00-10 had no impact on the Company's operating results but did have the effect of reducing the Company's gross margin percentage. The implementation of EITF 00-10 resulted in additional contract revenues and cost of contract revenues of $793,000 in the first quarter of 2002 and $900,000 in the first quarter of 2001.

Note 7—Stock Purchase Warrants

        In March 2002, the Company issued warrants to purchase 53,052 shares of common stock to Bristol-Myers Squibb Company (BMS) in connection with an agreement entered into with BMS. Such warrants had a value of $500,000 on the date of issuance. The value of warrants issued was determined using the Black-Scholes option-pricing model with the following assumptions.

Expected Life (years)	5.0
Interest rate	4.18%
Volatility	62.00%
Dividend yield	—

        Under that agreement, BMS transferred intellectual property to the Company, consisting of one of BMS's late-stage pre-clinical drug candidates, along with patent applications covering Attention Deficit Hyperactivity Disorder and central nervous system indications related both to this candidate and structural analogs. If the Company is successful in out-licensing this intellectual property to a third-party, the Company will be required to issue additional warrants to purchase common stock to BMS with a value of up to $2.5 million.

Note 8—Legal Proceedings

        From time to time the Company may be involved in various claims and legal proceedings arising in the ordinary course of business. The Company is not currently a party to any such claims or proceedings which, if decided adversely to the Company, would either individually or in the aggregate have a material adverse effect on the Company's business, financial condition or results of operations.

        Aventis Pharmaceuticals, the U.S. pharmaceutical business of Aventis S.A., is currently involved in legal proceedings with Barr Laboratories, Inc. regarding an Abbreviated New Drug Application filed by Barr Laboratories with the U.S. Food and Drug Administration seeking authorization to produce and market a generic version of Allegra. Aventis Pharmaceuticals has filed three patent infringement suits against Barr in the U.S. District Court in New Jersey alleging infringement of certain U.S. patents related to fexofenadine HCl 60 mg capsules as well as 30, 60, and 180 mg tablets. The third lawsuit was filed on January 28, 2002, after Barr filed an Abbreviated New Drug Application related to Allegra-D, extended-release tablets for oral administration, on December 21, 2001. Aventis also recently filed a patent infringement suit against IMPAX Laboratories, Inc. in response to IMPAX' recent ANDA filing for a generic version of Allegra-D. Under the Company's arrangements with Aventis, the Company will receive royalties until expiration of the Company's underlying patents or until they are earlier determined to be invalid and/or unenforceable. Under applicable federal law, marketing of an FDA-approved generic capsule or tablet at minimum may not commence unless and until a decision favorable to Barr Laboratories or IMPAX Laboratories is rendered in any patent litigation or until 30 months have elapsed, whichever comes first. Aventis is taking the lead in preparing and executing a strategy to defend and enforce the intellectual property rights that exist with respect to Allegra.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        The following discussion of our results of operations and financial condition should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the Notes thereto included within this report. This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements may be identified by forward-looking words such as "may," "could," "should," "would," "will," "intend," "expect," "anticipate," "believe," and "continue," or similar words. The Company's actual results may differ materially from such forward-looking statements as a result of numerous factors, some of which the Company may not be able to predict and may not be within the Company's control. Factors that could cause such differences include, but are not limited to, the Company's ability to attract and retain experienced scientists, trends in pharmaceutical and biotechnology companies outsourcing chemical research and development, sales of Allegra (including any deviations in estimates provided by Aventis) and the Company's receipt of significant royalties from the Allegra license agreement, the risk that Allegra or a competing drug may be approved for over-the-counter use, the Company's ability to enforce its intellectual property and technology, the Company's ability to take advantage of proprietary technology and expand the scientific tools available to it, the ability of the Company's strategic investments and acquisitions to perform as expected, the Company's ability to successfully complete its ongoing expansion projects on schedule and integrate acquired companies, and the Company's ability to effectively manage its growth, as well as those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on April 1, 2002 and in the Company's other SEC filings, the discussion set forth below and the matters set forth in this Form 10-Q generally. All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future. References to "we," "us," and "our," refers to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole.

Critical Accounting Policies And Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, unbilled revenue, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We recognize revenue and profit on less than ten percent of our contract revenue as work progresses using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We follow this method because we can make reasonably dependable estimates of the revenue and costs applicable to various stages of a contract. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We have estimated the fair value of our libraries of natural product compounds obtained as part of our acquisition of New Chemical Entities in January 2001 and have included their value in our inventory. We also develop novel compounds internally and include their value at cost in our inventory. We write down our inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required in the future. Any such writedown would be reflected as a charge to earnings in the relevant period. We hold a minority interest in Organichem Corporation and have acquired several companies that have operations in areas within our strategic focus. We record an impairment charge when we believe an investment or an acquisition has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments or company acquisitions could result in losses or an inability to recover the carrying value of the investments or acquisitions that may not be reflected in their current carrying value, thereby possibly requiring an impairment charge in the future.

Results of Operations—Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Revenues

        Total contract revenue.    Total contract revenue consists primarily of fees earned under contracts with third party customers, and reimbursed expenses under such contracts. Reimbursed expenses consist of chemicals and other costs reimbursed by customers. Reimbursed expenses vary from contract to contract. We view total contract revenue as our primary measure of revenue growth rather than licensing fees and royalties, which are dependent upon our licensee's sales.

        Effective January 1, 2002, AMRI adopted Emerging Issues Task Force (EITF) 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires reimbursed expenses such as chemicals and shipping costs to be included both as revenue and cost of goods sold in the income statement. Prior to adoption, we included these costs as a reduction of contract revenue. The Adoption of EITF 00-10 had no impact on AMRI's operating results but did have the effect of reducing the company's gross margin percentage. The implementation of EITF 00-10 resulted in additional contract revenues and cost of contract revenues of $793,000 in the first quarter of 2002 and $900,000 in the first quarter of 2001.

        Total contract revenue for the first quarter of 2002 increased 25.4% to $16.7 million, compared to $13.3 million for the same period in 2001. This increase was due principally to a greater number of projects under contract, primarily for medicinal chemistry and chemical development services, which was facilitated through an increase in the number of scientific staff to 366 as of March 31, 2002, from 264 as of March 31, 2001.

        Recurring royalty revenue.    Recurring royalty revenue consists of royalties from Aventis under a license agreement based on sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere. Royalty payments are due within 45 days after the end of a calendar quarter and are determined based on sales in that quarter. Royalty revenue for the first quarter of 2002 increased 22.4% to $10.7 million, compared to $8.8 million in 2001. The increase was attributable to increased sales of fexofenadine HCl by Aventis.

        Total revenue.    Total revenue consists of total contract revenue and recurring royalty revenue. Total revenue for the first quarter of 2002 increased 24.2% to $27.4 million, compared to $22.1 million for the same period in 2001.

Costs and Expenses

        Cost of contract revenue.    Our cost of contract revenue, from which we derive gross profit from total contract revenue, consists primarily of compensation and associated fringe benefits for employees and other direct project related costs. Cost of contract revenue increased 23.1% to $9.6 million in the first quarter of 2002 from $7.8 million for the same period in 2001. Our total contract revenue gross margin increased to 42.6% in the first quarter of 2002 compared to 41.5% for the same period in 2001, primarily due to increased rates on customer contracts and leveraging our fixed overhead costs.

        Technology incentive award.    We maintain a Technology Development Incentive Plan, the purpose of which is to stimulate and encourage novel innovative technology development by our employees. This plan allows eligible participants to share in a percentage of the net revenue earned by us relating to patented technology with respect to which the eligible participant is named as an inventor. The technology incentive award expense incurred under our Technology Development Incentive Plan increased 22.5% to $1.1 million in the first quarter of 2002 compared to $876,000 for the same period in 2001. The increase was directly attributable to the increase in recurring royalties.

        Research and development.    Research and development expense consists of payments in connection with collaborations with academic institutions, compensation and benefits for scientific personnel for work performed on proprietary research projects and costs of supplies and related chemicals. Research and development expense increased 75.9% to $1.6 million for the first quarter of 2002 compared to $917,000 for the same period in 2001. The increase was due primarily to the issuance of 53,052 stock purchase warrants with a value of $500,000 to Bristol-Myers Squibb Company (BMS) in connection with an agreement entered into with BMS. Under that agreement, BMS transferred intellectual property to us, providing us with ownership of one of BMS's late-stage pre-clinical drug candidates, along with patent applications covering Attention Deficit Hyperactivity Disorder and central nervous system indications related both to this candidate and structural analogs.

        Selling, general and administrative.    Selling, general and administrative expenses consists of compensation and related fringe benefits for marketing and administrative employees, professional service fees, marketing costs and all costs related to facilities and information services. Selling, general and administrative expenses increased 19.5% to $3.1 million for the first quarter of 2002 compared to $2.6 million for the same period in 2001. The dollar increase was primarily attributable to our acquisition of the Great Lakes Chemical Corporation research and development facility located in Mount Prospect, Illinois, an increase in administrative and marketing staffing from 120 to 150 to support the expansion of our operations, and an increase in expenses related to recruitment of scientists. Selling, general and administrative expenses represented 18.3% of total contract revenue in the first quarter of 2002 as compared to 19.2% in the first quarter of 2001.

        Equity earnings of unconsolidated affiliates.    Equity earnings of unconsolidated affiliates consists of our portion of the earnings of our unconsolidated affiliates Organichem Corporation and Fluorous Technologies, Inc. Equity earnings of unconsolidated affiliates increased 57.0% to $490,000 for the first quarter of 2002 compared to $312,000 for the same period in 2001. The increase was primarily attributable to an increase in the net earnings of Organichem driven by increased revenue.

        Other income, net.    Other income consists of interest income, interest expense, and other non-operating income and expenses. Other income decreased 43.9% to $1.2 million for the first quarter of 2002 compared to $2.1 million for the corresponding period in 2001. Interest income, which is the primary component of other income totaled $1.1 million for first quarter of 2002 compared to $2.1 million for the corresponding period in 2001. The decrease in interest income is due to the lower interest rate environment in 2002.

        Income tax expense.    Income tax expense increased to $5.0 million during the first quarter of 2002 compared to $4.6 million in the first quarter of 2001. The effective rate for our provision for income taxes was 36.3% in the first quarter of 2002 as compared to 37.1% for the same period in 2001. The reduction in the effective rate resulted primarily from corporate tax planning.

LIQUIDITY AND CAPITAL RESOURCES

        We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities. During the first three months of 2002, we generated cash of $5.7 million from operating activities. During the first three months of 2002, we generated $15.7 million from investing activities, we received $21.2 million from the maturity of investment securities, and used $5.2 million for acquisition of property and equipment and $300,000 for the final payment under the asset purchase agreement from the purchase of American Advanced Organics. During the first three months of 2002, we used $9.9 million for financing activities, consisting of $268,000 in cash generated from the exercise of stock options and the employee stock purchase plan, offset by $10.0 million used to repurchase 425,890 shares of our common stock and $132,000 in payments on capital leases and long-term debt. Working capital was $149.5 million at March 31, 2002 as compared to $155.3 million as of December 31, 2001. We have available a $25.0 million credit facility to supplement our liquidity needs. There were no borrowings under this credit facility at March 31, 2002.

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

        Since December of 2001, we have repurchased 525,890 shares of our own stock. From time to time we may repurchase additional shares under the stock repurchase program approved by our board of directors on September 18, 2001. The program allows us to repurchase up to 1.0 million of our shares over a twelve month period.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        We, from time to time, may be involved in various claims and legal proceedings arising in the ordinary course of our business. We are not currently a party to any such claims or proceedings which, if decided adversely to us, would either individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.

        Aventis Pharmaceuticals, the U.S. pharmaceutical business of Aventis S.A., is currently involved in legal proceedings with Barr Laboratories, Inc. regarding an Abbreviated New Drug Application filed by Barr Laboratories with the U.S. Food and Drug Administration seeking authorization to produce and market a generic version of Allegra. Aventis Pharmaceuticals has filed three patent infringement suits against Barr in the U.S. District Court in New Jersey alleging infringement of certain U.S. patents related to fexofenadine HCl 60 mg capsules as well as 30, 60, and 180 mg tablets. The third lawsuit was filed on January 28, 2002, after Barr filed an Abbreviated New Drug Application related to Allegra-D, extended-release tablets for oral administration, on December 21, 2001. Aventis also recently filed a patent infringement suit against IMPAX Laboratories, Inc. in response to IMPAX' recent ANDA filing for a generic version of Allegra-D. Under our arrangements with Aventis, we will receive royalties until expiration of our underlying patents or until they are earlier determined to be invalid and/or unenforceable. Under applicable federal law, marketing of an FDA-approved generic capsule or tablet at minimum may not commence unless and until a decision favorable to Barr Laboratories or IMPAX Laboratories is rendered in any patent litigation or until 30 months have elapsed, whichever comes first. Aventis is taking the lead in preparing and executing a strategy to defend and enforce the intellectual property rights that exist with respect to Allegra.

Item 6.    Exhibits and Reports Filed on Form 8-K

  (a)
  Exhibits.

    None

  (b)
  Reports on Form 8-K.

    None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALBANY MOLECULAR RESEARCH, INC.
Date: May 15, 2002	By:	/s/ THOMAS E. D'AMBRA, PH.D. Thomas E. D'Ambra, Ph.D. Chairman and Chief Executive Officer
Date: May 15, 2002	By:	/s/ DAVID P. WALDEK David P. Waldek Treasurer and Chief Financial Officer

QuickLinks

ALBANY MOLECULAR RESEARCH, INC. INDEX
Albany Molecular Research, Inc. Condensed Consolidated Statements of Income (unaudited)
Albany Molecular Research, Inc. Condensed Consolidated Balance Sheets
Albany Molecular Research, Inc. Condensed Consolidated Statements of Cash Flows (unaudited)
Notes to Unaudited Condensed Consolidated Financial Statements
SIGNATURES