Form 10-Q
period 2002-06-30
ALBANY MOLECULAR RESEARCH INC
filed 2002-08-13
CIK 1065087

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________ Commission file number: 0-25323 ALBANY MOLECULAR RESEARCH, INC. (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	14-1742717 (I.R.S. Employer Identification No.)

21 Corporate Circle
P.O. Box 15098
Albany, New York 12212-5098
(Address of principal executive offices)

(518) 464-0279
(Registrant’s telephone number, including area code)

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

Yes |X|   No |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2002
Common Stock, $.01 par value	32,407,546

ALBANY MOLECULAR RESEARCH, INC. INDEX

			Page
Part I	Financial Information

	Item 1.	Condensed Consolidated Financial Statements

		Condensed Consolidated Statements of Income	3
		Condensed Consolidated Balance Sheets	4
		Condensed Consolidated Statements of Cash Flows	5
		Notes to Unaudited Condensed Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Part II	Other Information

	Item 1.	Legal Proceedings	15

	Item 4.	Submission of Matters to a Vote of Security Holders	15

	Item 6.	Exhibits and Reports on Form 8-K	15

Signatures			16

2

PART I —FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Albany Molecular Research, Inc.
Condensed Consolidated Statements of Income
(unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Contract revenue	$17,756	$14,724	$34,436	$28,029
Recurring royalties	14,075	10,648	24,800	19,408

Total revenue	31,831	25,372	59,236	47,437

Cost of contract revenue	10,279	8,631	19,854	16,410
Technology incentive award	1,402	1,065	2,474	1,941
Research and development	2,097	1,008	3,716	1,925
Selling, general and administrative	3,254	2,903	6,311	5,461

Total costs and expenses	17,032	13,607	32,355	25,737

Income from operations	14,799	11,765	26,881	21,700

Equity in income of unconsolidated affiliates	779	589	1,269	901
Other income, net	994	1,712	2,189	3,845

Income before income tax expense	16,572	14,066	30,339	26,446

Income tax expense	6,013	5,198	11,012	9,786

Net income	$10,559	$ 8,868	$19,327	$16,660

Basic earnings per share	$ 0.32	$ 0.27	$ 0.59	$ 0.50

Diluted earnings per share	$ 0.32	$ 0.26	$ 0.58	$ 0.49

See notes to unaudited condensed consolidated financial statements. 3

Albany Molecular Research, Inc. Condensed Consolidated Balance Sheets

(Dollars in thousands)

	June 30, 2002	December 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 22,751	$ 46,919
Investment securities, available-for-sale	91,745	88,946
Accounts receivable, net	12,094	9,965
Royalty income receivable	14,017	12,361
Inventory	9,318	6,473
Unbilled services	2,090	993
Prepaid expenses and other current assets	2,865	2,144

Total current assets	154,880	167,801

Property and equipment, net	66,562	59,756

Other assets:
Goodwill	18,270	18,270
Intangible assets and patents, net	3,973	3,914
Equity investments in unconsolidated affiliates	18,125	16,439
Convertible subordinated debenture from unconsolidated affiliate	16,273	16,273
Other assets	1,507	1,606

Total other assets	58,148	56,502

Total assets	$ 279,590	$ 284,059

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$ 7,096	$ 8,753
Unearned income	719	2,723
Current installments of long-term debt	724	724
Other current liabilities	146	325

Total current liabilities	8,685	12,525

Long-term liabilities
Long-term debt and capital leases, excluding current installments	5,455	5,930
Deferred Income taxes	1,850	1,971

Total liabilities	15,990	20,426

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 33,375,487 shares issued at June 30, 2002, and 33,126,631 shares issued at December 31, 2001	331	331
Additional paid-in capital	181,417	180,524
Retained earnings	103,030	83,703
Accumulated other comprehensive loss	(474)	(656)

	284,122	264,084

Less, treasury shares at cost, 916,227 shares in 2002; 20,000 shares in 2001	(20,522)	(451)

Total stockholders’ equity	263,600	263,633

Total liabilities and stockholders’ equity	$ 279,590	$ 284,059

See notes to unaudited condensed consolidated financial statements. 4

Albany Molecular Research, Inc. Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30, 2002	June 30, 2001
Operating activities
Net income	$ 19,327	$ 16,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,225	2,449
Tax benefit of stock option exercises	—	533
Warrant issuance expense	500	—
Equity earnings in income of affiliate	(1,269)	(901)
Deferred income tax expense	(122)	—

(Increase) decrease in operating assets, net of business acquisition
Accounts receivable	(2,198)	(4,693)
Royalty income receivable	(1,656)	(2,787)
Unbilled services	(1,097)	(640)
Inventory, prepaid expenses and other assets	(3,397)	923
(Decrease) increase in:
Accounts payable and accrued expenses	(2,629)	3,598
Income tax payable	1,268	—
Unearned income	(2,004)	1,071
Other current liabilities	(179)	(85)

Net cash provided by operating activities	8,769	16,128

Investing activities
Purchase of investments	(2,981)	(9,538)
Purchase of business, net of cash acquired	(300)	(23,668)
Purchases of property and equipment	(8,846)	(5,027)
Increase in restricted cash and cash equivalents	—	(2,951)
Payments for patent application costs	(162)	—
Purchase of equity in unconsolidated affiliates	(500)	(88)

Net cash used in investing activities	(12,789)	(41,272)

Financing activities
Principal payments on capital leases	(260)	(158)
Principal payments on long-term debt	(214)	—
Proceeds from borrowings on long-term debt	—	5,700
Purchase of treasury stock	(20,071)	—
Proceeds from sale of common stock	397	802

Net cash (used in) provided by financing activities	(20,148)	6,344

Change in cash and cash equivalents	(24,168)	(18,800)
Cash and cash equivalents at beginning of period	46,919	124,498

Cash and cash equivalents at end of period	$ 22,751	$ 105,698

See notes to unaudited condensed consolidated financial statements. 5

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Revenue Recognition

The Company recognizes revenue from its full-time equivalent and time and materials contracts on a per diem basis as work is performed and revenue from fixed fee contracts as projects are completed or when applicable on a percentage-of-completion basis, depending on the length of the project. In general, contract provisions include predetermined payment schedules, or the submission of appropriate billing detail establishing prerequisites for billings. Unbilled services arise when services have been rendered under these contracts but customers have not been billed. Similarly, unearned income represents prebilling for services that have not yet been performed. Any losses on contracts are recorded when they are determinable and estimable.

Certain of the Company’s contracts for discovery services include provisions which contain licensing, milestone and royalty payments should the Company’s proprietary technology and expertise lead to the discovery of new products that reach the market. To date, the Company has received substantially all of our milestone and royalty payments under these arrangements from Aventis with respect to Allegra. Generally, the provisions for licensing, milestone and royalty payments included in our contracts are related to the occurrence of specific identifiable events. The Company will recognize revenue upon the occurrence of one of these events, such as the successful completion of a clinical trial phase or the sale of a product containing licensed technology, and the resolution of any uncertainties or contingencies regarding potential collection of the related payment.

Note 2 – Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Weighted average common shares
outstanding	32,652	33,092	32,872	33,012
Dilutive effect of stock options	691	1,082	744	1,226

Weighted average common shares
outstanding, assuming dilution	33,343	34,174	33,616	34,238

6

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 3 – Stockholders’ Equity

The Company is required to report comprehensive income and its components in accordance with the provisions of the Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income.”

The following table presents the components of the Company’s comprehensive income for the three months ended June 30, 2002 and 2001 as well as for the six months ended June 30, 2002 and 2001:

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income	$10,559	$ 8,868	$ 19,327	$ 16,660
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale
securities, net of taxes	115	(17)	(182)	45
Equity in affiliates comprehensive loss	—	—	—	(335)

Total comprehensive income	$10,674	$ 8,851	$ 19,145	$ 16,370

Note 4 — Inventory

Inventory consisted of the following at June 30, 2002 and December 31, 2001: (in thousands)

	June 30, 2002	December 31, 2001
Raw materials	$2,947	$1,992
Work in process	2,751	833
Finished goods	3,620	3,648

Total	$9,318	$6,473

Note 5 — Financial Information by Customer Concentration and Geographic Area

Total contract revenue from the Company’s three largest customers represented approximately 13%, 12% and 6% of contract revenue for the three months ended June 30, 2002, and 21%, 16% and 8% of contract revenue for the three months ended June 30, 2001. Contract revenue from the Company’s three largest customers represented approximately 13%, 13% and 7% of total contract revenue for the six months ended June 30, 2002, and 21%, 16% and 9% of total contract revenue for the six months ended June 30, 2001.

The Company’s contract revenue for the three months ended June 30, 2002 and 2001 and the six months ended June 30, 2002 and 2001 was recognized from customers in the following geographic regions:

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
United States	93%	92%	92%	92%
Europe	4%	5%	5%	5%
Other	3%	3%	3%	3%

Total	100%	100%	100%	100%

7

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 6 – Adoption of New Accounting Pronouncements

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets”. The following table summarizes what reported net income would have been for all periods presented exclusive of amortization expense recognized in those periods related to goodwill, intangible assets that are no longer being amortized and equity method goodwill.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share amounts)	2002	2001	2002	2001
Net Income
Reported Net Income	$ 10,559	$ 8,868	$ 19,327	$ 16,660
Add back: Goodwill amortization	—	347	—	573

Adjusted Net Income	$ 10,559	$ 9,215	$ 19,327	$ 17,233

Basic earnings per share
Reported Net Income	$ 0.32	$ 0.27	$ 0.59	$ 0.50
Add back: Goodwill amortization	—	0.01	—	0.02

Adjusted Net Income	$ 0.32	$ 0.28	$ 0.59	$ 0.52

Diluted earnings per share
Reported Net Income	$ 0.32	$ 0.26	$ 0.58	$ 0.49
Add back: Goodwill amortization	—	0.01	—	0.02

Adjusted Net Income	$ 0.32	$ 0.27	$ 0.58	$ 0.51

The Company is required to perform goodwill impairment tests on an annual basis. During the quarter ended June 30, 2002 the Company performed its transition impairment test as of January 1, 2002 as required by SFAS No. 142. The Company’s valuation was reviewed by a third party. The results of the valuation and review indicated there was no impairment of the Company’s goodwill. However, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The components of intangible assets are as follows:

(dollars in thousands)	Cost	Accumulated Amortization	Net	Amortization Period

June 30, 2002
Microbial Cultures	$3,406	$ 320	$3,086	15 years
Patents and Licensing Rights	691	48	643	16 years
Deferred Financing Costs	258	14	244	15 years

	$4,355	$382	$3,973

December 31, 2001
Microbial Cultures	$3,406	$ 227	$3,179	15 years
Patents and Licensing Rights	529	44	485	16 years
Deferred Financing Costs	258	8	250	15 years

	$4,193	$279	$3,914

Amortization expense related to intangible assets for the three months ended June 30, 2002 was $46,000.

Estimated future annual amortization expense related to intangible assets is approximately $200,000 through the year ended December 31, 2006.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 6 – Adoption of New Accounting Pronouncements (continued)

Effective January 1, 2002, AMRI adopted Emerging Issues Task Force (EITF) 00-10, “Accounting for Shipping and Handling Fees and Costs,” which requires reimbursed expenses such as chemicals and shipping costs to be included both as revenue and cost of goods sold in the income statement. Prior to adoption, the Company included these costs as a reduction of contract revenue. The Adoption of EITF 00-10 had no impact on the Company’s operating results but did have the effect of reducing the Company’s gross margin percentage. The implementation of EITF 00-10 resulted in additional contract revenues and cost of contract revenues of $900,000 in the second quarter of 2002 and $1,130,000 in the second quarter of 2001.

In May 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB 13, and Technical Corrections as of April, 2002.” This statement rescinds previously issued pronouncements relating to reporting gains and losses from extinguishments of debt to satisfy sinking-fund requirements, and accounting for intangible assets of motor carriers, amends the pronouncement on accounting for leases, and also amends various other pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not believe that this statement will have a material impact on the Company’s financial condition, results of operations or cash flows.

In July 2002, the FASB issued Statement No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Statement 146 replaces Issue 94-3. The Company does not believe the adoption of this statement will have a material impact on the Company’s financial condition, results of operations or cash flows.

Note 7 – Stock Purchase Warrants

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

Under that agreement, BMS transferred intellectual property to the Company, consisting of one of BMS’s late-stage pre-clinical drug candidates, along with patent applications covering Attention Deficit Hyperactivity Disorder and central nervous system indications related both to this candidate and structural analogs. If the Company is successful in out-licensing this intellectual property to a third-party, the Company will be required to issue additional warrants to purchase common stock to BMS with a value of up to $2,500,000.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 8 – Legal Proceedings

From time to time the Company may be involved in various claims and legal proceedings arising in the ordinary course of business. The Company is not currently a party to any such claims or proceedings which, if decided adversely to the Company, would either individually or in the aggregate have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Aventis Pharmaceuticals, the U.S. pharmaceutical business of Aventis S.A., is currently involved in legal proceedings with Barr Laboratories, Inc. (Barr) regarding an Abbreviated New Drug Application filed by Barr with the U.S. Food and Drug Administration seeking authorization to produce and market a generic version of Allegra. Aventis Pharmaceuticals has filed three patent infringement suits against Barr in the U.S. District Court in New Jersey alleging infringement of certain U.S. patents related to fexofenadine HCl 60 mg capsules as well as 30, 60, and 180 mg tablets. The third lawsuit was filed on January 28, 2002, after Barr filed an Abbreviated New Drug Application related to Allegra-D, extended-release tablets for oral administration, on December 21, 2001. On April 1, 2002 Aventis also filed a patent infringement suit against IMPAX Laboratories, Inc. in response to IMPAX’ recent ANDA filing for a generic version of Allegra-D. Under the Company’s arrangements with Aventis, the Company will receive royalties until expiration of the Company’s underlying patents or until they are earlier determined to be invalid and/or unenforceable. Under applicable federal law, marketing of an FDA-approved generic capsule or tablet at minimum may not commence unless and until a decision favorable to Barr Laboratories or IMPAX Laboratories is rendered in any patent litigation or until 30 months have elapsed, whichever comes first. Aventis is taking the lead in preparing and executing a strategy to defend and enforce the intellectual property rights that exist with respect to Allegra. The Company is not a party to any of these legal proceedings.

Note 9 – Investment in Organichem - Stock Purchase Agreement

On December 21, 1999, the Company completed an equity method investment in Organichem Corporation (“Organichem”) pursuant to a Stock Purchase Agreement and purchased convertible subordinated debentures of Organichem pursuant to a Debenture Purchase Agreement. Under the terms of the Stock Purchase Agreement, the Company acquired shares of common stock of Organichem representing 37.5% of Organichem’s outstanding common stock, for an aggregate purchase price of $15,131,000, which included direct costs of $131,000 attributable to the Organichem equity investment. During 2000, Organichem purchased a portion of its common stock into treasury, increasing the Company’s ownership interest in Organichem to 39.2%. As a result, the Company recorded a one time benefit to earnings of $159,000, net of taxes of $98,000.

The Company has recorded its investment using the equity method of accounting and, accordingly, has recorded the Company’s proportionate share of Organichem’s income, as adjusted for intercompany interest, for the period since the initial investment through June 30, 2002, and by amortizing the excess cost of its investment in the common stock over the underlying equity in the net assets of Organichem. The acquisition cost exceeded the Company’s share of the underlying equity in net assets of Organichem by $9,375,000.

The Stock Purchase Agreement also incorporates a Put/Call Agreement among the Company, Organichem and its stockholders that permits the Company to purchase, at the Company’s option, all of the outstanding shares of common stock of Organichem within 90 days subsequent to the year ending December 31, 2002. The purchase price is to be determined based on Organichem’s earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the Put/Call Agreement, for the year ending December 31, 2002, with a minimum and maximum specified purchase price of $15,000,000 and $30,000,000, respectively. In the event that the Company does not exercise its call option, Organichem stockholders may require the Company to purchase all of the outstanding shares of common stock of Organichem within 60 days subsequent to the year ending December 31, 2003. The purchase price under the put option is to be determined consistent with that specified under the above call option, with the exception that the EBITDA, as defined, shall be based on Organichem’s results for the year ending December 31, 2003.

Note 10 – Related Party Transactions – Notes Receivable

From time to time the Company makes loans to employees and officers of the Company in the form of notes receivable. The notes receivable and accrued interest will not be repaid to the Company provided the employee remains in the employ of the Company throughout the term of the loan. If employment is terminated prior to the end of the loan term, a pro-rata portion of the principal and interest shall be repaid to the Company. Notes receivable from related parties totaled $425,000 and $455,000, respectively, at June 30, 2002 and December 31, 2001.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      The following discussion of our results of operations and financial condition should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the Notes thereto included within this report. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “intend,” “expect,” “anticipate,” “believe,” and “continue,” or similar words. Our actual results may differ materially from such forward-looking statements as a result of numerous factors, some of which we may not be able to predict and may not be within our control. Factors that could cause such differences include, but are not limited to, our ability to attract and retain experienced scientists, trends in pharmaceutical and biotechnology companies outsourcing chemical research and development, sales of Allegra (including any deviations in estimates provided by Aventis) and our receipt of significant royalties from the Allegra license agreement, the risk that Allegra or a competing drug may be approved for over-the-counter use, our ability to enforce its intellectual property and technology, our ability to take advantage of proprietary technology and expand the scientific tools available to it, the ability of our strategic investments and acquisitions to perform as expected, our ability to successfully complete its ongoing expansion projects on schedule and integrate acquired companies, and our ability to effectively manage its growth, as well as those discussed in our Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on April 1, 2002 and in our other SEC filings, the discussion set forth below and the matters set forth in this Form 10-Q generally. All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future. References to “we,” “us,” and “our,” refers to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. When applicable, on less than five percent of our contracts we recognize revenue and profit as work progresses using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We follow this method because we can make reasonably dependable estimates of the revenue and costs applicable to various stages of a contract. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We have estimated the fair value of our libraries of natural product compounds obtained as part of our acquisition of New Chemical Entities in January 2001 and have included their value in our inventory. We also develop novel compounds internally and include their value at cost in our inventory. We write down our inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required in the future. Any such writedown would be reflected as a charge to earnings in the relevant period. We hold a minority interest in Organichem Corporation and have acquired several companies that have operations in areas within our strategic focus. We record an impairment charge when we believe an investment or an acquisition has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments or company acquisitions could result in losses or an inability to recover the carrying value of the investments or acquisitions that may not be reflected in their current carrying value, thereby possibly requiring an impairment charge in the future.

Licensing Fees, Milestones and Royalties

We seek to include provisions in our contracts for our discovery services which contain licensing, milestone and royalty payments should our proprietary technology and expertise lead to the discovery of new products that reach the market. To date, we have received substantially all of our milestone and royalty payments under these arrangements from Aventis with respect to Allegra. Generally, the provisions for licensing, milestone and royalty payments included in our contracts are related to the occurrence of specific identifiable events. We will recognize revenue upon the occurrence of one of these events, such as the successful completion of a clinical trial phase or the sale of a product containing licensed technology, and the resolution of any uncertainties or contingencies regarding potential collection of the related payment.

Results of Operations

Revenues

Contract revenue. Contract revenue consists primarily of fees earned under contracts with third party customers, and reimbursed expenses under such contracts. Reimbursed expenses consist of chemicals and other costs reimbursed by customers. Reimbursed expenses vary from contract to contract. We view contract revenue as our primary measure of revenue growth rather than licensing fees and royalties, which are dependent upon our licensee’s sales.

Effective January 1, 2002, AMRI adopted Emerging Issues Task Force (EITF) 00-10, “Accounting for Shipping and Handling Fees and Costs,” which requires reimbursed expenses such as chemicals and shipping costs to be included both as revenue and cost of goods sold in the income statement. Prior to adoption, we included these costs as a reduction of contract revenue. The Adoption of EITF 00-10 had no impact on AMRI’s operating results but did have the effect of reducing the Company’s gross margin percentage. The implementation of EITF 00-10 resulted in additional contract revenues and cost of contract revenues of $900,000 in the second quarter of 2002 and $1,130,000 in the second quarter of 2001.

Contract revenue for the second quarter of 2002 increased 20.6% to $17.8 million, compared to $14.7 million for the same period in 2001. This increase was due principally to a greater number of projects under contract, primarily for medicinal chemistry and chemical development services, which was facilitated through an increase in the number of scientific staff to 380 as of June 30, 2002, from 275 as of June 30, 2001.

Contract revenue for the six months ended June 30, 2002 increased 22.9% to $34.4 million, compared to $28.0 million for the same period in 2001. This increase was due principally to our performance of a greater number of projects under contract, primarily for medicinal chemistry and chemical development services, which was facilitated through the increase in the number of scientific staff.

Recurring royalty revenue. Recurring royalty revenue consists of royalties from Aventis under a license agreement based on sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere. Royalty payments are due within 45 days after the end of a calendar quarter and are determined based on sales in such quarter. Recurring royalty revenue for the second quarter of 2002 increased 32.2% to $14.1 million, compared to $10.6 million in 2001. The increase was attributable to increased sales of fexofenadine HCl by the licensee. For the six months ended June 30, 2002 recurring royalty revenue increased 27.8% to $24.8 million, compared to $19.4 million in 2001. The increases were attributable to increased sales of fexofenadine HCl by the licensee.

Total revenue. Total revenue consists of total contract revenue and recurring royalty revenue. Total revenue for the second quarter of 2002 increased 25.4% to $31.8 million, compared to $25.4 million for the same period in 2001. Total revenue for the first six months of 2002 increased 24.8% to $59.2 million compared to $47.4 million for the same period in 2001.

Costs and Expenses

Cost of contract revenue. Our cost of contract revenue, from which we derive gross profit from contract revenue, consists primarily of compensation and associated fringe benefits for employees and other direct project related costs. Cost of contract revenue increased 19.3% to $10.3 million in the second quarter of 2002 from $8.6 million for the same period in 2001. Our contract revenue gross margin increased to 42.1% in the second quarter of 2002 from 41.5% for the same period in 2001, primarily from higher rates generated from our contract services and leveraging our fixed overhead costs. Cost of contract revenue increased 20.8% to $19.9 million for the six months ended June 30, 2002 from $16.4 million for the same period in 2001. Our contract revenue gross margin increased to 42.4% for the six months ended June 30, 2002 from 41.4% for the same period in 2001, primarily from higher rates generated from our contract services and leveraging our fixed overhead costs.

Technology incentive award. We maintain a Technology Development Incentive Plan, the purpose of which is to stimulate and encourage novel innovative technology development. The Plan allows eligible participants to share in awards based on a percentage of the net revenue earned by us relating to patented technology with respect to which the eligible participant is named as an inventor. The technology incentive award expense incurred under our Technology Development Incentive Plan increased 31.6% to $1.4 million in the second quarter of 2002 compared to $1.1 million for the same period in 2001. For the six months ended June 30, 2002 the technology incentive award expense increased 27.5% to $2.5 million compared to $1.9 million for the same period in 2001. The increase was directly attributable to the increase in royalty revenue from sales of fexofenadine hCl.

Research and development. Research and development expense consists of compensation and benefits for scientific personnel for work performed on proprietary research projects, costs of chemicals and related supplies and payments in connection with collaborations with academic institutions. Research and development expense increased 108.0% to $2.1 million for the second quarter of 2002 compared to $1.0 million for the same period in 2001. The increase relates to increased expenditures on various internally funded projects. For the six months ended June 30, 2002 research and development expense increased 92.7% to $3.7 million compared to $1.9 million for the same period in 2001. The increase was partially due to the issuance of 53,052 stock purchase warrants with a value of $500,000 to Bristol-Myers Squibb Company (BMS) in connection with an agreement entered into with BMS. Under that agreement, BMS transferred intellectual property to us, providing us with ownership of one of BMS’s late-stage pre-clinical drug candidates, along with patent applications covering Attention Deficit Hyperactivity Disorder and central nervous system indications related both to this candidate and structural analogs. The remaining increase relates to increased expenditures on various internally funded projects.

Selling, general and administrative. Selling, general and administrative expenses consists of compensation and related fringe benefits for marketing and administrative employees, professional service fees, marketing costs and all costs related to facilities and information services. Selling, general and administrative expenses increased 12.1% to $3.3 million for the second quarter of 2002 compared to $2.9 million for the same period in 2001. The dollar increase was primarily attributable to our acquisition of the Great Lakes Chemical Corporation research and development facility located in Mount Prospect, Illinois. Selling, general and administrative expenses increased 15.5% to $6.3 million for the six months ended June 30, 2002 from $5.5 million for the corresponding period of 2001. Selling, general and administrative expenses represented 18.3% of total contract revenue in the second quarter of 2002 as compared to 19.7% in the second quarter of 2001.

Equity in income of unconsolidated affiliates. Equity in income of unconsolidated affiliates consists of our portion of the earnings of our unconsolidated affiliates Organichem Corporation and Fluorous Technologies, Inc. Equity in income of unconsolidated affiliates increased 32.3% to $779,000 for the second quarter of 2002 compared to $589,000 for the same period in 2001. The increase was primarily attributable to an increase in the net earnings of Organichem driven by increased revenue. Equity in income of unconsolidated affiliates increased 40.9% to $1.3 million for the six months ended June 30, 2002 from $901,000 for the corresponding period of 2001. The increase was primarily attributable to an increase in the net earnings of Organichem driven by increased revenue.

Other income, net. Other income consists of interest income, interest expense, and other non-operating income and expenses. Other income decreased 41.9% to $994,000 for the second quarter of 2002 compared to $1.7 million for the corresponding period in 2001. Interest income, which is the primary component of other income, totaled $987,000 for second quarter of 2002 compared to $1.7 million for the corresponding period in 2001. For the six months ended June 30, 2002, other income, net decreased 43.1% to $2.2 million from $3.9 million for the corresponding period of 2001. The decrease in interest income is due to the lower interest rate environment in 2002.

Income tax expense. Income tax expense increased to $6.0 million during the second quarter of 2002 compared to $5.2 million in the second quarter of 2001. The effective rate for our provision for income taxes was 36.3% in the second quarter of 2002 as compared to 37.0% for the same period in 2001. The reduction in the effective rate resulted primarily from corporate tax planning.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities. During the first six months of 2002, we generated cash of $8.8 million from operating activities, all of which was used in facility expansion-related projects. During the first six months of 2002, we used $20.1 million for financing activities, substantially all of which used to repurchase 896,227 shares of our Common Stock. Working capital was approximately $146.2 million at June 30, 2002 as compared to $155.3 million as of December 31, 2001. We have available a $25.0 million credit facility to supplement our liquidity needs. There were no borrowings under this credit facility at June 30, 2002.

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

In May 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB 13, and Technical Corrections as of April, 2002.” This statement rescinds previously issued pronouncements relating to reporting gains and losses from extinguishments of debt to satisfy sinking-fund requirements, and accounting for intangible assets of motor carriers, amends the pronouncement on accounting for leases, and also amends various other pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We do not believe that this statement will have a material impact on our financial condition, results of operations or cash flows.

In July 2002, the FASB issued Statement No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Statement 146 replaces Issue 94-3. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not believe the adoption of this statement will have a material impact on our financial condition, results of operations or cash flows.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We, from time to time, may be involved in various claims and legal proceedings arising in the ordinary course of our business. We are not currently a party to any such claims or proceedings which, if decided adversely to us, would either individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.

Aventis Pharmaceuticals, the U.S. pharmaceutical business of Aventis S.A., is currently involved in legal proceedings with Barr Laboratories, Inc. regarding an Abbreviated New Drug Application filed by Barr Laboratories with the U.S. Food and Drug Administration seeking authorization to produce and market a generic version of Allegra. Aventis Pharmaceuticals has filed three patent infringement suits against Barr in the U.S. District Court in New Jersey alleging infringement of certain U.S. patents related to fexofenadine HCl 60 mg capsules as well as 30, 60, and 180 mg tablets. The third lawsuit was filed on January 28, 2002, after Barr filed an Abbreviated New Drug Application related to Allegra-D, extended-release tablets for oral administration, on December 21, 2001. On April 1, 2002 Aventis also filed a patent infringement suit against IMPAX Laboratories, Inc. in response to IMPAX’ recent ANDA filing for a generic version of Allegra-D. Under our arrangements with Aventis, we will receive royalties until expiration of our underlying patents or until they are earlier determined to be invalid and/or unenforceable. Under applicable federal law, marketing of an FDA-approved generic capsule or tablet at minimum may not commence unless and until a decision favorable to Barr Laboratories or IMPAX Laboratories is rendered in any patent litigation or until 30 months have elapsed, whichever comes first. Aventis is taking the lead in preparing and executing a strategy to defend and enforce the intellectual property rights that exist with respect to Allegra. We are not a party to any of the foregoing legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders (the “Annual Meeting”) on May 24, 2002. At the Annual Meeting, stockholders of the Company voted to elect Frank W. Haydu III and Shirley Ann Jackson to serve as Class I Directors of the Company for three-year terms, such terms to continue until the annual meeting of stockholders in 2005 and until their respective successors are duly elected and qualified. The votes cast for, and withheld from, the election of the aforementioned Directors are listed below:

	Votes Cast For	Votes Withheld From
Frank W. Haydu III	28,402,353	323,318
Shirley Ann Jackson	28,460,532	265,139

The following individuals continued as directors following the meeting: Thomas E. D’Ambra, Donald Kuhla, Kevin O’Connor and Anthony P. Tartaglia. In addition, on May 24, 2002 the Board of Directors of the Company elected Paul Anderson a director with a term ending in 2005.

Item 6.  Exhibits and Reports Filed on Form 8-K

(a)	Exhibits.

None

(b)	Reports on Form 8-K.

Current Report on Form 8-K for event dated May 24, 2002, filed with the SEC on May 24, 2002.

15

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2002 Date: August 13, 2002	ALBANY MOLECULAR RESEARCH, INC.

By: /s/ Thomas E. D’Ambra, Ph.D.
       ———————————————
       Thomas E. D’Ambra, Ph.D.
       Chairman and Chief Executive Officer

By: /s/ David P. Waldek
       ———————————————
       David P. Waldek
Treasurer and Chief Financial Officer

16