Form 10-Q
period 2002-09-30
ALBANY MOLECULAR RESEARCH INC
filed 2002-11-14
CIK 1065087

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number:  0-25323

ALBANY MOLECULAR RESEARCH, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	14-1742717
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes         ☒            No           ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2002
Common Stock, $.01 par value	32,405,641

ALBANY MOLECULAR RESEARCH, INC.

PART I—FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Income
(unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Contract revenue	$19,015	$15,359	$53,451	$43,388
Recurring royalties	13,061	9,918	37,861	29,326
Total revenue	32,076	25,277	91,312	72,714

Cost of contract revenue	10,893	8,793	30,747	25,187
Technology incentive award	1,306	990	3,780	2,930
Research and development	1,893	1,099	5,609	3,023
Selling, general and administrative	3,364	2,988	9,676	8,467
Total costs and expenses	17,456	13,870	49,812	39,607

Income from operations	14,620	11,407	41,500	33,107

Equity in income of unconsolidated affiliates	260	341	1,529	1,242
Other income, net	1,029	1,551	3,219	5,396

Income before income tax expense	15,909	13,299	46,248	39,745

Income tax expense	5,698	4,819	16,710	14,605

Net income	$10,211	$8,480	$29,538	$25,140

Basic earnings per share	$0.32	$0.26	$0.90	$0.76

Diluted earnings per share	$0.31	$0.25	$0.88	$0.74

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	September 30, 2002	December 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,187	$46,919
Investment securities, available-for-sale	94,052	88,946
Accounts receivable, net	14,167	9,965
Royalty income receivable	13,025	12,361
Inventory	11,070	6,473
Unbilled services	1,362	993
Prepaid expenses and other current assets	2,397	2,144
Total current assets	163,260	167,801

Property and equipment, net	68,840	59,756

Other assets:
Goodwill	18,272	18,270
Intangible assets and patents, net	3,688	3,664
Equity investments in unconsolidated affiliates	18,343	16,439
Convertible subordinated debenture from unconsolidated affiliate	16,624	16,273
Other assets	1,689	1,856
Total other assets	58,616	56,502

Total assets	$290,716	$284,059

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,908	$8,753
Unearned income	974	2,723
Current installments of long-term debt	724	724
Other current liabilities	337	325
Total current liabilities	10,943	12,525

Long-term liabilities:
Long-term debt and capital leases, excluding current installments	5,323	5,930
Deferred Income taxes	1,823	1,971
Total liabilities	18,089	20,426

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 33,404,749 shares issued at September 30, 2002, and 33,126,631 shares issued at December 31, 2001	334	331
Additional paid-in capital	182,159	180,524
Retained earnings	113,239	83,703
Accumulated other comprehensive loss	(935)	(474)
	294,797	264,084

Less, treasury shares at cost, 1,000,000 shares in 2002; 20,000 shares in 2001	(22,170)	(451)
Total stockholders’ equity	272,627	263,633
Total liabilities and stockholders’ equity	$290,716	$284,059

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Cash Flows
(unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30, 2002	September 30, 2001
Operating activities
Net income	$29,538	$25,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,518	3,899
Tax benefit of stock option exercises	—	533
Warrant issuance expense	500	—
Equity earnings in income of affiliate	(1,529)	(1,242)
Deferred income tax expense	(148)	—
(Increase) decrease in operating assets, net of business acquisition
Accounts receivable	(4,271)	(3,516)
Royalty income receivable	(664)	(2,071)
Unbilled services	(369)	(894)
Inventory, prepaid expenses and other assets	(5,063)	418
(Decrease) increase in:
Accounts payable and accrued expenses	(1,165)	5,047
Income tax payable	1,316
Unearned income	(1,749)	594
Other current liabilities	13	(114)
Net cash provided by operating activities	19,927	27,794

Investing activities
Purchase of investments	(5,567)	(12,587)
Purchase of business, net of cash acquired	(300)	(33,325)
Purchases of property and equipment	(12,426)	(13,584)
Payments for patent application costs	(179)
Purchase of equity in unconsolidated affiliates	(500)	(148)
Net cash used in investing activities	(18,972)	(59,644)

Financing activities
Principal payments on capital leases	(390)	(274)
Principal payments on long-term debt	(216)	—
Proceeds from borrowings on long-term debt		5,700
Purchase of treasury stock	(21,719)	—
Proceeds from sale of common stock	1,638	1,099
Net cash (used in) provided by financing activities	(20,687)	6,525

Change in cash and cash equivalents	(19,732)	(25,325)

Cash and cash equivalents at beginning of period	46,919	124,498

Cash and cash equivalents at end of period	$27,187	$99,173

See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Summary of  Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Albany Molecular Research Inc., a Delaware corporation (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and applicable Securities and Exchange Commission regulations for interim financial information.  These financial statements do not include all of the information and footnotes required by accounting principles generally accepted  in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.  These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Revenue Recognition

The Company recognizes revenue from its full-time equivalent and time and materials contracts on a per diem basis as work is performed and revenue from fixed fee contracts when delivery is made to the customer and collection is probable. In general, contract provisions include predetermined payment schedules, or the submission of appropriate billing detail establishing prerequisites for billings. Unbilled services arise when services have been rendered under these contracts but customers have not been billed. Similarly, unearned income represents prebilling for services that have not yet been performed. Any losses on contracts are recorded when they are determinable and estimable.

Certain of the Company’s contracts for discovery services include provisions which contain licensing, milestone and royalty payments should the Company’s proprietary technology and expertise lead to the discovery of new products that reach the market. To date, the Company has received substantially all of its milestone and royalty payments under these arrangements from Aventis with respect to Allegra. Generally, the provisions for licensing, milestone and royalty payments included in the Company's contracts are related to the occurrence of specific identifiable events. The Company will recognize revenue upon the occurrence of one of these events, such as the successful completion of a clinical trial phase or the sale of a product containing licensed technology, and the resolution of any uncertainties or contingencies regarding potential collection of the related payment.

Note 2 – Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Weighted average common shares outstanding	32,411	33,116	32,716	33,046
Dilutive effect of stock options	636	949	708	1,136
Weighted average common shares outstanding, assuming dilution	33,047	34,065	33,424	34,182

During the three months ended September 30, 2002 and 2001 potentially dilutive stock options of 1,494,000 and 547,000 were anti-dilutive, respectively. During the nine months ended September 30, 2002 and 2001 potentially dilutive stock options of 1,423,000 and 379,000 were anti-dilutive, respectively.

Note 3 – Stockholders’ Equity

The Company is required to report comprehensive income and its components in accordance with the provisions of the Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income.”

The following table presents the components of the Company’s comprehensive income for the three months ended September 30, 2002 and 2001 as well as for the nine months ended September 30, 2002 and 2001:

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income	$10,211	$8,480	$29,538	$25,140
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net of taxes	(279)	94	(462)	139
Equity in affiliates comprehensive loss	—	—	—	(335)
Total comprehensive income	$9,932	$8,574	$29,076	$24,944

Note 4 – Inventory

Inventory consisted of the following at September 30, 2002 and December 31, 2001:

(in thousands)

	September 30, 2002	December 31, 2001
Raw materials	$3,250	$1,992
Work in process	4,200	833
Finished goods	3,620	3,648
Total	$11,070	$6,473

Note 5 – Financial Information by Customer Concentration and Geographic Area

Total contract revenue from the Company’s three largest customers represented approximately 12%, 10% and 8% of contract revenue for the three months ended September 30, 2002, and 23%, 14% and 11% of contract revenue for the three months ended September 30, 2001.  Contract revenue from the Company’s three largest customers represented approximately 12%, 12% and 7% of total contract revenue for the nine months ended September 30, 2002, and 22%, 15% and 9% of total contract revenue for the nine months ended September 30, 2001.

The Company’s contract revenue for the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002 and 2001 was recognized from customers in the following geographic regions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

United States	95%	93%	94%	92%
Europe	3%	4%	4%	5%
Other	2%	3%	2%	3%

Total	100%	100%	100%	100%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share amounts)	2002	2001	2002	2001

Net Income
Reported Net Income	$10,211	$8,480	$29,538	$25,140
Add back: Goodwill amortization	—	347	—	920
Adjusted Net Income	$10,211	$8,827	$29,538	$26,060

Basic earnings per share
Reported Net Income	$0.32	$0.26	$0.90	$0.76
Add back: Goodwill amortization	—	0.01	—	0.03
Adjusted Net Income	$0.32	$0.27	$0.90	$0.79

Diluted earnings per share
Reported Net Income	$0.31	$0.25	$0.88	$0.74
Add back: Goodwill amortization	—	0.01	—	0.02
Adjusted Net Income	$0.31	$0.26	$0.88	$0.76

The Company is required to perform goodwill impairment tests on an annual basis.  During the quarter ended September 30, 2002 the Company performed its annual impairment test as of June 30, 2002 as required by SFAS No. 142.  The Company’s valuation was reviewed by a third party.  The results of the valuation and review indicated there was no impairment of the Company’s goodwill. However, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The components of intangible assets are as follows:

(dollars in thousands)	Cost	Accumulated Amortization	Net	Amortization Period
September 30, 2002
Microbial Cultures	$3,406	$366	$3,040	15 years
Patents and Licensing Rights	708	60	648	16 years
	$4,114	$426	$3,688

December 31, 2001
Microbial Cultures	$3,406	$227	$3,179	15 years
Patents and Licensing Rights	529	44	485	16 years
	$3,935	$271	$3,664

Amortization expense related to intangible assets for the three months ended September 30, 2002 was $58,000.

Estimated future annual amortization expense related to intangible assets is approximately $240,000 through the year ended December 31, 2006.

Note 6 – Adoption of New Accounting Pronouncements (continued)

Effective January 1, 2002, AMRI adopted Emerging Issues Task Force (EITF) 00-10, “Accounting for Shipping and Handling Fees and Costs,” which requires reimbursed expenses such as chemicals and shipping costs to be included both as revenue and cost of goods sold in the income statement. Prior to adoption, the Company included these costs as a reduction of contract revenue. The Adoption of EITF 00-10 had no impact on the Company’s operating results but did have the effect of reducing the Company’s gross margin percentage. The implementation of EITF 00-10 resulted in additional contract revenues and cost of contract revenues of $745,000 and $705,000 for the three months ended September 30, 2002 and 2001, respectively and $2,438,000 and $2,736,000 for the nine months September 30, 2002 and 2001, respectively.

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

Note 7 – Stock Purchase Warrants

In March 2002, the Company issued warrants to purchase 53,052 shares of common stock to Bristol-Myers Squibb Company (BMS) in connection with an agreement entered into with BMS.  Such warrants had a value of $500,000 on the date of issuance.  The value of warrants issued was determined using the Black–Scholes option–pricing model with the following assumptions.

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

Aventis Pharmaceuticals, the U.S. pharmaceutical business of Aventis S.A., is currently involved in legal proceedings with Barr Laboratories, Inc. (Barr) regarding an Abbreviated New Drug Application filed by Barr with the U.S. Food and Drug Administration seeking authorization to produce and market a generic version of Allegra. Aventis Pharmaceuticals has filed three patent infringement suits against Barr in the U.S. District Court in New Jersey alleging infringement of certain U.S. patents related to fexofenadine HCl 60 mg capsules as well as 30, 60, and 180 mg tablets. The third lawsuit was filed on January 28, 2002, after Barr filed an Abbreviated New Drug Application related to Allegra-D, extended–release tablets for oral administration, on December 21, 2001.  On April 1, 2002 Aventis also filed a patent infringement suit against IMPAX Laboratories, Inc. in response to IMPAX’ recent ANDA filing for a generic version of Allegra-D. Under the Company’s arrangements with Aventis, the Company will receive royalties until expiration of the Company’s underlying patents or until they are earlier determined to be invalid and/or unenforceable. Under applicable federal law, marketing of an FDA-approved generic capsule or tablet at minimum may not commence unless and until a decision favorable to Barr Laboratories or IMPAX Laboratories is rendered in any patent litigation or until 30 months have elapsed, whichever comes first. Aventis is taking the lead in preparing and executing a strategy to defend and enforce the intellectual property rights that exist with respect to Allegra.  The Company is not a party to any of these legal proceedings.

Note 10 - Related Party Transactions – Notes Receivable

From time to time the Company makes loans to employees of the Company in the form of notes receivable. The notes receivable and accrued interest will not be repaid to the Company provided the employee remains in the employ of the Company throughout the term of the loan. If employment is terminated prior to the end of the loan term, a pro-rata portion of the principal and interest shall be repaid to the Company.   Notes receivable from related parties totaled $403,000 and $455,000, respectively, at September 30, 2002 and December 31, 2001.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

 The following discussion of our results of operations and financial condition should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the Notes thereto included within this report. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “intend,” “expect,” “anticipate,” “believe,” and “continue,” or similar words. Our actual results may differ materially from such forward-looking statements as a result of numerous factors, some of which we may not be able to predict and may not be within our control. Factors that could cause such differences include, but are not limited to, our ability to attract and retain experienced scientists, trends in pharmaceutical and biotechnology companies outsourcing chemical research and development, including increased cost saving initiatives at many companies in our customer base, sales of Allegra (including any deviations in estimates provided by Aventis) and our receipt of significant royalties from the Allegra license agreement, the risk that Allegra or a competing drug may be approved for over-the-counter use, our ability to enforce its intellectual property and technology, our ability to take advantage of proprietary technology and expand the scientific tools available to it, the ability of our strategic investments and acquisitions to perform as expected, our ability to successfully complete our ongoing expansion projects on schedule and integrate acquired companies, and our ability to effectively manage our growth, as well as those discussed in our Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on April 1, 2002 and in our other SEC filings, the discussion set forth below and the matters set forth in this Form 10-Q generally. All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future. References to “we,” “us,” and “our,” refers to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We have estimated the fair value of our libraries of natural product compounds obtained as part of our acquisition of New Chemical Entities in January 2001 and have included their value in our inventory. We also develop novel compounds internally and include their value at cost in our inventory. We write down our inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required in the future.  Any such writedown would be reflected as a charge to earnings in the relevant period.   We hold a minority interest in Organichem Corporation and have acquired several companies that have operations in areas within our strategic focus. We record an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments or company acquisitions could result in losses or an inability to recover the carrying value of the investments or acquisitions that may not be reflected in their current carrying value, thereby possibly requiring an impairment charge in the future.

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

Effective January 1, 2002, AMRI adopted Emerging Issues Task Force (EITF) 00-10, “Accounting for Shipping and Handling Fees and Costs,” which requires reimbursed expenses such as chemicals and shipping costs to be included both as revenue and cost of goods sold in the income statement. Prior to adoption, we included these costs as a reduction of contract revenue. The Adoption of EITF 00-10 had no impact on AMRI’s operating results but did have the effect of reducing the Company’s gross margin percentage. The implementation of EITF 00-10 resulted in additional contract revenues and cost of contract revenues of $745,000 in the third quarter of 2002 and $705,000 in the third quarter of 2001.

Contract revenue for the third quarter of 2002 increased 23.8% to $19.0 million, compared to $15.4 million for the same period in 2001.  This increase was due principally to a greater number of projects under contract, primarily for medicinal chemistry and chemical development services, which was facilitated through an increase in the number of scientific staff to 403 as of September 30, 2002, from 350 as of September 30, 2001.

Contract revenue for the nine months ended September 30, 2002 increased 23.2% to $53.5 million, compared to $43.4 million for the same period in 2001.  This increase was due principally to our performance of a greater number of projects under contract, primarily for medicinal chemistry and chemical development services, which was facilitated through the increase in the number of scientific staff.

We are currently seeing increased cost savings initiatives at many companies within our customer base. While we have successfully increased our contract revenue over prior periods in spite of these initiatives, and we believe we are well-positioned to withstand any material pressure they may place on our contract business, we can not assure you that our contract revenue will not eventually be adversely impacted by these initiatives, should they continue or materially increase.

Recurring royalty revenue.  Recurring royalty revenue consists of royalties from Aventis under a license agreement based on sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere.  Royalty payments are due within 45 days after the end of a calendar quarter and are determined based on sales in such quarter.  Recurring royalty revenue for the third quarter of 2002 increased 31.7% to $13.1 million, compared to $9.9 million in 2001.  The increase was attributable to increased sales of fexofenadine HCl by the licensee.  For the nine months ended September 30, 2002 recurring royalty revenue increased 29.1% to $37.9 million, compared to $29.3 million in 2001.  The increases were attributable to increased sales of fexofenadine HCl by the licensee.

Total revenue.  Total revenue consists of total contract revenue and recurring royalty revenue.  Total revenue for the third quarter of 2002 increased 26.9% to $32.1 million, compared to $25.3 million for the same period in 2001.

Costs and Expenses

Cost of contract revenue.  Our cost of contract revenue, from which we derive gross profit from contract revenue, consists primarily of compensation and associated fringe benefits for employees and other direct project related costs.  Cost of contract revenue increased 23.9% to $10.9 million in the third quarter of 2002 from $8.8 million for the same period in 2001.  Our contract revenue gross margin was 42.7% in the third quarter of 2002 which was the same as the third quarter of 2001.  Cost of contract revenue increased 22.0% to $30.7 million for the nine months ended September 30, 2002 from $25.2 million for the same period in 2001.  Our contract revenue gross margin increased to 42.5% for the nine months ended September 30, 2002 from 41.9% for the same period in 2001, primarily from higher rates generated from our contract services, a reduction in reimbursed expense which is included in total revenue, and leveraging our fixed overhead costs.

Technology incentive award.  We maintain a Technology Development Incentive Plan, the purpose of which is to stimulate and encourage novel innovative technology development.  The Plan allows eligible participants to share in awards based on a percentage of the net revenue earned by us relating to patented technology with respect to which the eligible participant is named as an inventor.  The technology incentive award expense incurred under our Technology Development Incentive Plan increased 31.9% to $1.3 million in the third quarter of 2002 compared to $990,000 for the same period in 2001.  For the nine months ended September 30, 2002 the technology incentive award expense increased 29.0% to $3.8 million compared to $2.9 million for the same period in 2001.  The increase was directly attributable to the increase in royalty revenue from sales of fexofenadine hCl.

Research and development.  Research and development expense consists of compensation and benefits for scientific personnel, costs related to advancing our technology platform, costs of chemicals and related supplies for work performed on proprietary research projects and payments in connection with collaborations with academic institutions.  The goal of the work performed on proprietary research projects is to ultimately license the technology to a third party in return for milestone and royalty payments.  Research and development expense increased 72.3% to $1.9 million for the third quarter of 2002 compared to $1.1 million for the same period in 2001.  The increase relates to increased expenditures on various internally funded projects.  For the nine months ended September 30, 2002 research and development expense increased 85.5% to $5.6 million compared to $3.0 million for the same period in 2001.  The increase was partially due to the issuance of 53,052 stock purchase warrants with a value of $500,000 to Bristol-Myers Squibb Company (BMS) in connection with an agreement entered into with BMS.  Under that agreement, BMS transferred intellectual property to us, providing us with ownership of one of BMS’s late-stage pre-clinical drug candidates, along with patent applications covering Attention Deficit Hyperactivity Disorder and central nervous system indications related both to this candidate and structural analogs.   The remaining increase relates to increased expenditures on various internally funded projects.

Selling, general and administrative.  Selling, general and administrative expenses consists of compensation and related fringe benefits for marketing and administrative employees, professional service fees, marketing costs and costs related to facilities and information services.  Selling, general and administrative expenses increased 12.6% to $3.4 million for the third quarter of 2002 compared to $3.0 million for the same period in 2001.  The dollar increase was primarily attributable to general and administrative costs related to our new facility located in Mount Prospect, Illinois which we acquired in September 2001.  Selling, general and administrative expenses increased 14.5% to $9.7 million for the nine months ended September 30, 2002 from $8.5 million for the corresponding period of 2001. The dollar increase was primarily attributable to general and administrative costs related to our new facility located in Mount Prospect, Illinois which we acquired in September 2001.  Selling, general and administrative expenses represented 17.7% of total contract revenue in the third quarter of 2002 as compared to 19.5% in the third quarter of 2001.

Equity in income of unconsolidated affiliates.  Equity in income of unconsolidated affiliates consists of our portion of the earnings of our unconsolidated affiliates Organichem Corporation and Fluorous Technologies, Inc.  Equity in income of unconsolidated affiliates decreased 23.8% to $260,000 for the third quarter of 2002 compared to $341,000 for the same period in 2001.  The decrease was primarily attributable to a decrease in the net earnings of Organichem due to the delay in the completion of several projects at Organichem.  These projects are scheduled to be completed in the fourth quarter of 2002.  Equity in income of unconsolidated affiliates increased 23.1% to $1.5 million for the nine months ended September 30, 2002 from $1.2 million for the corresponding period of 2001.  The increase was primarily attributable to an increase in the net earnings of Organichem driven by increased revenue.

Other income, net.  Other income consists of interest income, interest expense, and other non-operating income and expenses.  Other income decreased 33.7% to $1.0 million for the third quarter of 2002 compared to $1.6 million for the corresponding period in 2001.  Interest income, which is the primary component of other income, totaled $1.1 million for third quarter of 2002 compared to $1.6 million for the corresponding period in 2001.  For the nine months ended September 30, 2002, other income, net decreased 40.3% to $3.2 million from $5.4 million for the corresponding period of 2001.  The decrease in interest income is due to the lower interest rate environment in 2002.

Income tax expense.  Income tax expense increased to $5.7 million during the third quarter of 2002 compared to $4.8 million in the third quarter of 2001.  The effective rate for our provision for income taxes was 36.4% in the third quarter of 2002 as compared to 37.2% for the same period in 2001.  The reduction in the effective rate resulted primarily from corporate tax planning.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities.  During the first nine months of 2002, we generated cash of $19.9 million from operating activities, we used $12.4 million to expand our facilities and acquire equipment and we used $20.7 million for financing activities, substantially all of which used to repurchase 980,000 shares of our Common Stock.  Working capital was approximately $152.3 million at September 30, 2002 as compared to $155.3 million as of December 31, 2001.  We have available a $25.0 million credit facility to supplement our liquidity needs.  There were no borrowings under this credit facility at September 30, 2002.  Additionally, in October 2002 our board of directors approved a second stock repurchase program.  Under the newly approved program, we are authorized to repurchase up to $15.0 million of the issued and outstanding shares of our common stock in the open market or in private transactions during the next twelve months. Shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to regulatory considerations. In September 2001, the board of directors approved a one million-share repurchase program. During the third quarter of 2002, we completed the cumulative repurchase of one million of our shares under the September 2001 stock repurchase program.

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

Item 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

As required by new rule 13a-15 under the Securities Exchange Act of 1934, within 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of the date of completion of the evaluation, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules, we will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)           Changes in internal controls.

None.

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

Item 6.	Exhibits and Reports Filed on Form 8–K

	(a)	Exhibits.

None

	(b)	Reports on Form 8–K.

Current Report on Form 8-K reporting under Item 5 the adoption of the Shareholder Rights plan on September 18, 2002, filed with the SEC on September 20, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALBANY MOLECULAR RESEARCH, INC.

Date: November 13, 2002	By:	/s/ Thomas E. D’Ambra, Ph.D.
Thomas E. D’Ambra, Ph.D.
Chairman and Chief Executive Officer

Date: November 13, 2002	By:	/s/ David P. Waldek
David P. Waldek
Treasurer and Chief Financial Officer

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Thomas E. D’Ambra, Ph. D., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Albany Molecular Research, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ Thomas E. D’Ambra, Ph.D.
Thomas E. D’Ambra, Ph.D.
Chairman and Chief Executive Officer

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, David P. Waldek, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Albany Molecular Research, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ David P. Waldek
David P. Waldek
Treasurer and Chief Financial Officer