Form 10-K
period 2002-12-31
ALBANY MOLECULAR RESEARCH INC
filed 2003-03-31
CIK 1065087

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, par value $.01 per share
Preferred Stock Purchase Rights

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on June 28, 2002 was approximately $507.0 million based upon the closing price per share of the Registrant's Common Stock as reported on the Nasdaq National Market on June 28, 2002. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of March 14, 2003, there were 32,024,328 outstanding shares of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the following document are incorporated by reference into Part III of this Report on Form 10-K:

(1)
The Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 21, 2003.

ALBANY MOLECULAR RESEARCH, INC.
INDEX TO
ANNUAL REPORT ON FORM 10-K

i

        This Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our actual results could differ materially from those projected in the forward-looking statements and therefore, prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, the factors set forth under "Risk Factors and Certain Factors Affecting Forward-Looking Statements," the discussion set forth below and the matters set forth in this Form 10-K generally. We do not undertake any obligation to update our forward-looking statements, except as required by applicable law.

PART I

ITEM 1. BUSINESS.

Overview

        We are a leading chemistry-based drug discovery and development company focused on applications for new small molecule prescription drugs. We conduct research and development projects and collaborate with many leading pharmaceutical, biotechnology and genomics companies, and are developing new chemistry technology for potential pharmaceutical products. We engage in chemistry research, from lead discovery, optimization and development to commercial manufacturing. We believe we are the only company providing contract chemistry services to customers across the entire product development cycle from lead discovery to commercial manufacturing. Most of the services we offer have been traditionally provided by chemistry divisions within pharmaceutical and biotechnology companies, including drug discovery, medicinal chemistry, chemical development, analytical chemistry services and small-scale and pilot-plant manufacturing. In December 1999, we expanded our service offerings to include commercial manufacturing through our strategic relationship with and investment in Organichem Corporation. In February of 2003 we completed the acquisition of Organichem which is now our wholly-owned subsidiary. Organichem is a full service, cGMP custom manufacturer specializing in process development, pilot to commercial scale synthesis, high potency, low temperature and controlled substance manufacturing. The Organichem facility has manufactured ethical and over-the- counter drugs for more than 100 years. We have designed our services to permit our customers to reduce overall drug development time and cost and to pursue simultaneously a greater number of drug discovery and development opportunities.

        In addition to our chemistry research services, we also conduct proprietary research and development to discover new lead compounds with commercial potential. We anticipate that we would then license these compounds to third parties in return for up-front service fees and milestone payments as well as recurring royalty payments if these compounds are developed into new commercial drugs. In 1995, our proprietary research and development activities led to the development and patenting of a substantially pure form of, and a manufacturing process for, the active ingredient in the non-sedating antihistamine fexofenadine HCl marketed by Aventis S.A. as Allegra in the Americas and as Telfast elsewhere. Pursuant to a licensing agreement with Aventis, we have earned a total of $166.7 million in milestones and royalties from the beginning of the contract in 1995 through December 31, 2002 and are entitled to receive ongoing royalties from Aventis based upon a percentage of sales of Allegra. In addition, many of our discovery technology contracts provide for us to receive licensing, milestone and royalty payments for discoveries that lead to commercial products.

        We were originally incorporated in 1991 under the laws of New York and were reincorporated under the laws of Delaware in 1998.

Industry Overview

        The pace of drug discovery has accelerated significantly in recent years. Fueled by advances in disciplines such as molecular biology, high-throughput synthesis and screening and, in particular, human genomics research, opportunities to develop therapeutics for previously unmet or undermet medical needs are greater than ever before. We believe that human genomics research will lead to a dramatic increase in the number of newly identified biological targets over the next few years. In addition, pharmaceutical and biotechnology companies are under pressure to deliver new drugs to market and reduce the time required for drug development. This pressure has come about, in part, as a result of the significant number of current drug products on the market for which patent protection has or will soon expire.

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

  •
  lead discovery—the identification of a compound that may be developed into a new drug;
  •
  lead optimization—an iterative process of modifying the structure of a lead compound to optimize its therapeutic properties;
  •
  preclinical testing—the testing of the compound in increasingly complex animal models;
  •
  clinical trials—the multi-phase testing of the compound for safety and efficacy in humans; and
  •
  product commercialization—the manufacture, marketing and sale of commercial quantities of the approved drug.

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

Trends Toward Contracting for Chemistry Services

        While contract services have traditionally been limited to the later stages of drug development, such as clinical trial management and manufacturing, many pharmaceutical and biotechnology companies are utilizing contract chemistry service providers to complement or, in some cases supplement, internal chemistry expertise. Currently, only a few companies provide chemistry services for drug discovery, development and manufacturing, and these companies have typically focused only on certain stages of the drug development process. We believe the following trends have led and will continue to lead to an increase in contract chemistry services in drug discovery, development and manufacturing:

  •
  development of new technologies that have increased the number of targets and accelerated the identification of active compounds;
  •
  pressure to develop new lead compounds due to the near-term loss of patent protection for many drug products;
  •
  increased pressure to reduce the time spent in drug discovery and development to bring drugs to market sooner and maximize patent life;
  •
  increased focus on converting fixed costs to variable costs and streamlining operations by contracting for research and development services;
  •
  heightened regulatory environment and increased complexity that has made the internal management of complicated discovery, development and manufacturing projects more difficult and costly; and
  •
  biotechnology and emerging pharmaceutical companies, in many cases, lack the required in-house drug discovery and development expertise.

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

Service Offerings

Drug Lead Discovery and Technologies

        We provide chemistry services and proprietary drug discovery technologies used to identify new lead compounds. We have developed biocatalysis technology that assists in the creation of combinatorial chemistry libraries. Biocatalysis technology uses enzymes and microbial cell systems to synthesize new compounds. Additional discovery technologies that we provide include isolation, purification, structure elucidation and the supply of natural products libraries from microbial and botanical sources, computational chemistry, virtual screening, pharmaco-and toxicogenomics, microbiology, fermentation, asymmetric synthesis and high throughput metabolic screening.

        As part of our acquisition of New Chemical Entities in January 2001, we acquired an extensive collection of over 100,000 diverse compounds and natural products libraries. In February 2003, we obtained Eli Lilly and Co.'s collection of natural product libraries including source materials, purified screening library samples, chemical analytical data and chemistry database tools. As part of our collaboration with Eli Lilly we have also initiated efforts to significantly enhance our biological screening capabilities.

        We have also begun to develop and market specialized compound libraries. During 2002, our combinatorial chemists synthetically created a library of approximately 30,000 unique, small molecule compounds which are not otherwise available commercially. We are also currently developing a novel chemical sample screening library of approximately 100,000 diverse compounds.

        We seek to bundle our drug discovery technologies and offerings in a strategic alliance to cost effectively identify new drug candidates with selected partners. As part of a strategic alliance we would seek to leverage or bundle our natural product libraries, natural product chemistry, biological screening, biocatalysis, small molecule libraries, computer aided drug design capabilities, medicinal chemistry, combinatorial chemistry, optimization, and other chemistry capabilities. In return, we would expect to receive a combination of fee for service, milestone and royalty payments based on the success of the drug candidate.

        We also seek to sell or license our natural product and chemical libraries, or subsets, to customers for near term revenue through a combination of up-front revenue, fee for service, milestone and royalty terms.

        Our drug discovery technologies complement our medicinal chemistry services as additional methods of developing and screening large numbers of compounds against drug targets to generate new drug leads. These drug discovery technologies give us the capability to:

  •
  improve chemical compounds for currently marketed drugs;
  •
  develop lead extensions from unsuccessful Phase II or Phase III clinical trials;
  •
  improve solubility and/or bioavailability of drug compounds;

  •
  create libraries of potential lead compounds;
  •
  identify active metabolites;
  •
  widen patent coverage; and
  •
  perform process research, consisting of the improvement or modification of existing processes.

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

  •
  design and synthesis of potential lead compounds;
  •
  design, modification and synthesis of lead compounds with improved potency, selectivity and pharmacokinetics;
  •
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

Chemical Development

        Chemical development involves the scale-up synthesis of a lead compound. Processes developed for small scale production of a compound may not be suitable for larger scale production because they may be too expensive, environmentally unacceptable or present safety concerns. Our chemical development scientists design novel or improved methods and processes suitable for medium to large scale production. Our chemical development scientists possess expertise in a broad range of structural classes of molecules and are able to address a wide variety of chemical synthesis and production problems. Chemical development services that we provide include:

  •
  process research, consisting of the improvement or modification of existing processes;
  •
  discovery and development of new product methodologies to prepare products;
  •
  process development and production of single-isomer molecules; and
  •
  development of practical purification techniques.

Analytical Chemistry Services

        Our analytical chemistry services include identity and purity testing, method development and validation, and stability testing. We also provide regulatory consulting services, including the preparation of regulatory filings, chemistry manufacturing and control documentation and testing, and scientific and technical writing. The cGMP guidelines mandated by the Food and Drug Administration ("FDA") necessitate employing analytical support for drugs under development, as well as for drugs already on the market. Our analytical services are designed to support our customers' compliance with these guidelines. We typically provide these services at several stages throughout the drug discovery, development and manufacturing process starting with lead optimization. Analytical services that we provide include:

  •
  test method development and validation;
  •
  quality control and release testing;

  •
  high performance liquid and/or gas chromatography (including purity assessment), separation of enantiomers and identification of impurities;
  •
  polymorph studies, crystal habits, salt screening;
  •
  stability studies for bulk active ingredients and formulated drug products; and
  •
  preparation of regulatory documentation, including chemistry manufacturing and control sections of investigational new drug applications, new drug applications and drug master files.

cGMP Manufacturing Services

        We provide chemical synthesis and manufacturing services for our customers under cGMP guidelines. All facilities and manufacturing techniques used in the manufacture of products for clinical use or for sale in the United States must be operated in conformity with cGMP guidelines as established by the FDA. Our Albany facility has production facilities and quarantine and restricted access storage necessary for conducting cGMP manufacturing in quantities sufficient for conducting Phase I clinical trials (up to approximately 10 kilograms. Our customers can also obtain from us product quantities sufficient to conduct Phase II and Phase III clinical trials (between 10 and 100 kilograms) as well as commercial product quantities (greater than 100 kilograms).

Large Scale Manufacturing

        At our Organichem facility, we are able to provide large scale chemical synthesis and manufacturing to our customers. Organichem's production facilities adhere to cGMP manufacturing and provide the capability for larger scale chemical synthesis of active drug products and intermediates for use in human clinical trials as well as for products on the market.

Consulting Services

        We provide to our customers, in particular our biotechnology customers, consulting services across all chemistry phases of drug discovery, development and manufacturing.

Proprietary Research and Development

        We conduct proprietary research and development on promising drug candidates utilizing our medicinal chemistry tools as well as our discovery technologies, which consist of our biocatalysis technology, our technology for the synthesis of combinatorial libraries, our natural products related technologies as well as our microbiology, fermentation and asymmetric synthesis technologies. We are currently pursuing opportunities for applying our discovery technologies to promising drug candidates about which information is publicly available. In the event that we discover promising drug targets, we anticipate that we would license them to third parties in return for licensing, milestone and royalty payments.

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

        In March 1995, we entered into a license agreement with Aventis. Under the terms of the license agreement, we granted Aventis an exclusive, worldwide license to any patents issued to us related to our original TAM patent applications. Since the beginning of the agreement through December 31, 2002, we have earned $7.4 million in milestone payments and $159.3 million in royalties under this license agreement. Aventis is obligated under the license agreement to pay ongoing royalties to us based upon sales of Allegra/Telfast. We are not entitled, however, to receive any additional milestone payments under the license agreement. Sales of Allegra/Telfast worldwide were approximately $1.92 billion for the year ended December 31, 2002, $1.56 billion for the year ended December 31, 2001 and approximately $1.07 billion for the year ended December 31, 2000.

Customers

        Our customers include pharmaceutical companies and biotechnology companies and, to a limited extent, agricultural companies, fine chemical companies and contract chemical manufacturers. For the year ended December 31, 2002, contract revenue from our three largest customers represented 12%, 12% and 7% of our contract revenue. For the year ended December 31, 2001, contract revenue from our three largest customers respectively represented approximately 18%, 14% and 10% of our contract revenue. No customer accounted for more than 10% of our total revenue for the year ended December 31, 2002. Contract revenue from Bristol-Myers Squibb, including contract revenue from Dupont Pharmaceuticals Company which was acquired by Bristol-Meyers Squibb in October 2001, accounted for 12% of our total revenue for the year ended December 31, 2001. No other customer accounted for more than 10% of our total revenue for the year ended December 31, 2001.

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

Employees

        We believe that the successful recruitment and retention of qualified Ph.D., masters and bachelor level scientists is a key element in achieving our strategic goals. We believe that as competitive pressures in the pharmaceutical and biotechnology industries increase, the recruitment and retention of chemists will become increasingly competitive. In order to meet this challenge, we actively recruit scientists at colleges and universities, through third-party recruitment firms and through contacts of our employees. We believe the sophisticated chemistry performed in the course of our business will assist us in attracting and retaining qualified scientists. We offer competitive salaries and benefits to our scientists. As an incentive directed toward the recruitment and retention of highly skilled scientists, we have a program which provides that any scientist or scientists employed by us named as an inventor on a patent not obtained in connection with a customer contract will receive a percentage of any net licensing, milestone and royalty revenues received by us with respect to the patent. Under this program, Thomas E. D'Ambra, Ph.D., our Chairman and Chief Executive Officer, receives payments as the sole inventor on the patents for fexofenadine HCl. Dr. D'Ambra earned $5.1 million in 2002, $4.2 million in 2001 and $2.9 million 2000 under this program.

        As of February 28, 2003, we had 860 employees. Organichem's hourly work force of 109 employees is covered by a collective bargaining agreement with the International Chemical Workers Union. We consider our relations with our employees and the union to be good. None of our other employees are covered by a collective bargaining agreement.

Competition

        We face competition based on a number of factors, including size, relative expertise and sophistication, speed and costs of identifying and optimizing potential lead compounds and of developing and optimizing chemical processes. We compete with the research departments of pharmaceutical companies, biotechnology companies, combinatorial chemistry companies, contract research companies, contract drug manufacturing companies and research and academic institutions. Many of these competitors have greater financial and other resources and more experience in research and development than we do. Smaller companies may also prove to be significant competitors, particularly through arrangements with large corporate collaborators.

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

        We have a policy of seeking patent protection for patentable aspects of our proprietary technology. We have been issued twelve United States patents, five New Zealand patents, five Australian patents, three Canadian patents, three Norwegian patents, two Japanese patents, one Finnish patent and one European patent collectively covering fexofenadine HCl and certain related manufacturing processes. Subject to payment of government annuities and maintenance fees, our United States patents expire between 2013 and 2015, our Canadian, European, Finnish and Japanese patents expire in 2014 and our New Zealand, Australian and Norwegian patents expire between 2014 and 2016. Through our acquisition of EnzyMed, we obtained an exclusive license to one United States patent relating to a process of reacting enzymes in a non-aqueous solvent. Subject to payment of government annuities and maintenance fees, this patent expires in 2012. Through our acquisition of New Chemical Entities, we obtained an exclusive license to one United States Patent relating to a method of purifying and identifying a large multiplicity of chemical reaction products simultaneously. Subject to payment of government annuities and maintenance fees, this patent expires in 2018.

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

Internet Website

        We maintain a website on the World Wide Web at www.albmolecular.com. We make available, free of charge, on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonable practicable after such reports are electronically filed with, or furnished to, the SEC. Our report filed with, or furnished to, the SEC are also available at the SEC's website at www.sec.gov.

ITEM 2. PROPERTIES.

        We lease a two-story 90,500 square foot facility in Albany, New York. The lease for this facility expires on December 31, 2013, although we have an option to renew this lease for eight additional five-year periods at our option. This Albany facility has nine medicinal chemistry laboratories, five chemical development laboratories, two analytical laboratories, three analytical instrumentation rooms, seven dedicated cGMP manufacturing suites and two areas for stability chambers.

        We lease approximately 43,615 square feet of laboratory and office space in a building adjacent to our Albany facility and are currently renovating an additional 15,578 square feet of space in the building. This facility presently has 68 scientific workstations. Construction recently began on of the additional space in of this facility which will provide an additional 56 scientific workstations. The lease for this facility expires on December 31, 2012, although we may renew the lease for four additional ten-year periods at our option.

        Construction of our new 55,000 square foot corporate headquarters is also underway. This new facility will house the Company corporate administration departments, an auditorium for scientific seminars as well as support facilities for our Albany staff.

        We also lease approximately 40,000 square feet of laboratory space in Rensselaer, New York at our East Campus. The lease for these laboratories expires November 30, 2009, although we may renew the lease for eight additional five-year periods at our option. This facility has eleven medicinal chemistry, and three combinatorial chemistry laboratories. During 2000, we constructed a 23,600 square foot state-of-the-art biotechnology development center with 33 scientific workstations at our East Campus. We have entered into a ten-year lease for this facility, although we may renew the lease for eight additional five-year periods at our option.

        We own a 28,000 square foot facility near Syracuse, New York, which includes forty scientific workstations. The purchase and renovation of this facility was financed through an industrial revenue bond.

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

        For the year-ended December 31, 2002, we had total operating lease costs of $1.9 million.

ITEM 3. LEGAL PROCEEDINGS.

        We, from time to time, may be involved in various claims and legal proceedings arising in the ordinary course of our business. We are not currently a party to any such claims or proceedings which, if decided adversely to us, would either individually or in the aggregate have a material adverse effect on our business, financial condition, results of operations or cash flows.

        Aventis Pharmaceuticals, the U.S. pharmaceutical business of Aventis S.A., is currently involved in legal proceedings with Barr Laboratories, Inc. regarding an Abbreviated New Drug Application (ANDA) filed by Barr Laboratories with the U.S. Food and Drug Administration seeking authorization to produce and market a generic version of Allegra. Aventis Pharmaceuticals has filed three patent infringement suits against Barr in August and September of 2001 and in January 2002 against Barr alleging infringement of certain U.S. patents related to fexofenadine HCl 60 mg capsules, 30, 60, and 180 mg tablets of fexofenadine HCl, and Allegra-D, an extended-release tablet for oral administration. A trial date has been set for September 2004. In addition, Aventis filed a patent infringement lawsuit against Impax Laboratories in March 2002 after Impax filed an ANDA to produce and market a generic version of Allegra-D. In late 2002 and early 2003, three other generic companies filed ANDAs for Allegra products. Aventis has either brought a patent infringement lawsuit or is evaluating its legal options with respect to these additional filings. In the U.S. Aventis holds multiple method of use, formulation, process and composition patents with respect to Allegra. Under our arrangements with Aventis, we will receive royalties until expiration of our underlying patents or until they are earlier determined to be invalid and/or unenforceable. Under applicable federal law, marketing of an FDA-approved generic capsule or tablet at minimum may not commence unless and until a decision favorable to a generic challenger is rendered in the patent litigation or until 30 months have elapsed, whichever comes first. Aventis is taking the lead in preparing and executing a strategy to defend and enforce the intellectual property rights that exist with respect to Allegra.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        (a)  Market Information. The Common Stock of the Company is traded on the Nasdaq National Market ("Nasdaq") under the symbol "AMRI." The following table sets forth the high and low closing prices for our Common Stock as reported by Nasdaq for the periods indicated:

Period	High	Low
Year ended December 31, 2001
First Quarter	$60.75	$29.81
Second Quarter	$41.49	$29.15
Third Quarter	$36.80	$19.05
Fourth Quarter	$28.98	$22.04
Year ending December 31, 2002
First Quarter	$28.94	$21.58
Second Quarter	$24.45	$19.85
Third Quarter	$23.15	$16.51
Fourth Quarter	$17.71	$13.95

        (b)  Holders. The number of record holders of the our Common Stock as of March 14, 2003 was approximately 187. We believe that the number of beneficial owners of our Common Stock at that date was substantially greater.

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

        (d)  Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

        None.

ITEM 6. SELECTED FINANCIAL DATA.

	As of and for the Year Ended December 31,
	1998	1999	2000	2001	2002
	(In thousands, except per share data)
Consolidated Statements of Income Data:
Contract revenue	$14,308	$23,384	$39,874	$60,334	$71,688
Non-recurring licensing fees, milestones and royalties	8,069	—	—	—	—
Recurring royalties	11,576	21,444	29,226	41,675	51,139

Total revenue	33,953	44,828	69,100	102,009	122,827

Cost of contract revenue	8,393	13,848	23,356	34,946	41,313
Technology incentive award	1,822	2,132	2,921	4,165	5,107
Research and development	1,782	1,827	2,435	4,290	7,096
Selling, general and administrative	5,109	6,873	7,966	12,194	12,897

Total operating expenses	17,106	24,680	36,678	55,595	66,413

Income from operations	16,847	20,148	32,422	46,414	56,414
Other income (expense):
Equity in income (loss) of unconsolidated affiliates	—	(98)	552	1,130	2,795
Interest income, net	38	2,000	4,521	6,430	3,935
Other income (expense), net	(37)	(81)	187	127	93

Total other income, net	1	1,821	5,260	7,687	6,823

Income before income tax expense	16,848	21,969	37,682	54,101	63,237
Income tax expense	6,351	8,195	14,089	19,707	22,686

Net income	$10,497	$13,774	$23,593	$34,394	$40,551

Basic earnings per share	$0.46	$0.51	$0.78	$1.04	$1.24

Diluted earnings per share	$0.41	$0.46	$0.74	$1.01	$1.22

Weighted average common shares outstanding, basic	22,696	27,132	30,363	33,065	32,632
Weighted average common shares outstanding, diluted	25,547	29,634	32,063	34,154	33,309
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$7,347	$23,845	$152,024	$135,865	$129,537
Property and equipment, net	14,866	15,879	30,914	59,756	72,518
Working capital	9,142	34,432	161,335	155,276	163,133
Total assets	32,630	88,242	238,566	284,059	302,736
Long-term debt, less current maturities	13,349	168	120	5,930	5,281
Total stockholders' equity	12,824	82,920	228,533	263,633	282,367

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

        As part of our strategy to provide a comprehensive offering of natural product and chemical lead finding discovery services and technologies to our customers, we have acquired natural product libraries and related assets and are producing novel compound libraries and chemical screening libraries. We have estimated the fair value of our natural product libraries obtained as part of our acquisition of New Chemical Entities in January 2001 and have included their value in our inventory. We are also capitalizing the cost of internally producing our novel compound and screening libraries in our inventory. In February 2003, we obtained Eli Lilly's & Co.'s collection of natural product libraries including source materials, purified screening library samples, chemical analytical data and chemistry database tools. As part of our collaboration with Eli Lilly we have also initiated efforts to significantly enhance our biological screening. We expect our investment in biological screening to be operational by the end of 2003. The combination of these investments should enhance our ability to market and sell our libraries, sales of which to date have not been significant. Total chemical library and natural products related assets recorded on our balance sheet as of December 31, 2002 were $13.3 million. If we are unable to successfully execute our business plan, or if actual market conditions are less favorable than those projected by management, we may be required to write-down the value of these assets, resulting in a charge to operations.

        We have equity investments in companies that have operations in areas within our strategic focus. We record an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in their current carrying value, thereby possibly requiring an impairment charge in the future.

        Our intangible assets are amortized on a straight-line basis over five to fifteen years. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. A determination of impairment is made based on estimates of future cash flows. If such assets are considered to be impaired the amount of the impairment would be based on the excess of the carrying value over the fair value of the assets.

        We perform an annual assessment of the carrying value of our goodwill for potential impairment. A determination of impairment is made based upon the estimated future cash flows of the operations associated with goodwill. If goodwill is determined to be impaired in the future we would be required to record a charge to our results of operations.

Contract Revenue

        Our contract revenue consists primarily of fees earned under contracts with third-party customers. In general, we provide services to our customers on the following basis:

  •
  a full-time equivalent basis that establishes the number of full-time equivalents contracted for a project or a series of projects, the duration of the contract period, the fixed price per full-time equivalent, plus an allowance for out-of-pocket expenses, which may or may not be incorporated in the full-time equivalent rate;

  •
  a time and materials basis under which we charge our customers based on an hourly rate plus out-of-pocket expenses; or

  •
  to a lesser extent, a fixed-price basis.

        Typically, our full-time equivalent contracts have terms of six months or longer and our time and materials contracts have terms of one to twelve months. Fixed-price contracts are entered into for much shorter periods of time, generally two to six months. Because our fixed-price contracts relate to projects that are generally limited in scope and are of short duration, we have not historically experienced any material cost overruns under these contracts. Our full-time equivalent contracts provide for annual adjustments in billing rates for the scientists assigned to the contract. Generally, our contracts may be terminated by the customer upon 30 days' to one-year's prior notice, depending on the size of the contract. The Company recognizes revenue under full-time equivalent contracts on a monthly basis as work is performed based on the terms of the contract. Time and material contract revenues are recognized based on the number of hours devoted to the project multiplied by the customer's billing rates plus the material costs incurred. Fixed fee contract revenue is recognized by the Company as projects are completed and delivered. Cost of revenue consists primarily of compensation and associated fringe benefits for employees and other direct project-related costs.

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

Costs and Expenses

        Cost of Contract Revenue.    Our cost of contract revenue, from which we derive gross profit from net contract revenue, consists primarily of compensation and associated fringe benefits for employees and other direct and indirect project-related costs.

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

        Research and Development.    Research and development expense consists of payments in connection with collaborations with academic institutions, compensation and benefits for scientific personnel for work performed on proprietary research projects and costs of supplies and related chemicals as well as indirect costs. We are funding several internal research and development programs to discover new compounds with commercial potential. We would then seek to license these compounds to a third party in return for up-front license service fees and milestone payments as well as recurring royalty payments if these compounds are successfully developed into new drugs and reach the market. We utilize our expertise in biocatalysis, natural products and small molecule chemistry to perform our internal research and development projects. Included in our internal research and development projects is a Cooperative Research and Development Agreement with the National Cancer Institute to develop anti-cancer compounds, as well as other projects in the oncology and immunosuppression therapeutic areas.

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

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Contract Revenue.    Contract revenue increased 19% to $71.7 million for the year ended December 31, 2002, compared to $60.3 million for 2001. This increase was due principally to a greater number of projects under contract primarily for medicinal and chemical development services. This increase was facilitated by an increase in the number of scientific staff to 404 at December 31, 2002 from 360 at December 31, 2001. We expect our contract revenue will be positively impacted by our acquisition of Organichem during the first quarter of 2003. While research and development spending by pharmaceutical and biotechnology companies declined during 2002, we were able to maintain our growth during 2002. We expect the trend of cost reduction initiatives to continue in our customer base in the near term.

        Recurring Royalties.    Recurring royalties for the year ended December 31, 2002 increased 23% to $51.1 million, compared to $41.7 million for 2001. The increase was attributable to increased sales of fexofenadine HCl by Aventis. Beginning in December 2002 Schering Plough began to market and sell Claritin as an over-the-counter drug which could negatively impact future recurring royalty revenues.

        Total Revenue.    Total revenue for the year ended December 31, 2002 increased 20% to $122.8 million, compared to $102.0 million for 2001.

        Cost of Contract Revenue.    Cost of contract revenue increased 18% to $41.3 million for the year ended December 31, 2002, compared to $34.9 million for 2001. Contract revenue margin was 42% in 2002 and 2001, primarily due to increased rates on customer contracts and leveraging the expansion of our facilities.

        Technology Incentive Award.    The technology incentive award expense incurred under our Technology Development Incentive Plan increased 23% to $5.1 million for the year ended December 31, 2002, compared to $4.2 million for 2001. The increase was directly attributable to the increase in recurring royalties.

        Research and Development.    Research and development expense increased 65% to $7.1 million for the year ended December 31, 2002 compared to $4.3 million for 2001. The increase was due to an increase in internally funded research efforts utilizing drug discovery technologies acquired through the Company's recent acquisitions. Also contributing to the increase was the issuance of 53 stock purchase warrants to Bristol-Myers Squibb Company (BMS) in connection with an agreement entered with BMS with a value to us of $500. Under that agreement, BMS transferred to us intellectual property to us, providing us with ownership of one of BMS's late-stage pre-clinical drug candidates, along with patent applications covering Attention Deficit Hyperactivity Disorder and central nervous system indications related both to this candidate and structural analogs. Research and development expenditures were 6% of total revenue for the year ended December 31, 2002 compared to 4% for 2001.

        Selling, General and Administrative.    Selling, general and administrative expenses increased 6% to $12.9 million for the year ended December 31, 2002, compared to $12.2 million for 2001. The increase was primarily attributable to a $400 increase in administrative and marketing staff to support the expansion of our operations, additional expenses of $1.0 million related to the operations of our research center in Mount Prospect, Illinois which was acquired in September 2001 offset by a decrease in recruitment expenses of $900. Selling, general and administrative expenses represented 18% of contract revenue in 2002 compared to 20% of contract revenue in 2001. Included in selling, general and administrative expenses for the year ended December 31, 2001 was $1.6 million of goodwill amortization. In accordance with SFAS No. 142, we ceased amortizing goodwill effective January 1, 2002. Accordingly, no goodwill was amortized in 2003.

        Total Other Income, Net.    Total other income, net decreased 11% to $6.8 million for the year ended December 31, 2002, compared to $7.7 million for 2001. Total other income, net for 2002, was comprised of $3.9 million in interest income, net of interest expense, $2.8 million in income from our unconsolidated affiliates, Organichem and Fluorous Technologies, Inc., and approximately $93 of other non-operating income. Total other income, net for 2001 was comprised of $6.4 million in interest income, net of interest expense, $1.1 million in income from our unconsolidated affiliates, Organichem and Fluorous Technologies, Inc., and $127 of other non-operating income. The decrease in interest income is the result of the lower interest rate environment and the repurchase of 1,098 shares of our stock at a cost of $23.2 million. Beginning in 2003, total other income, net will not include income from Organichem as a result of our acquisition of Organichem in the first quarter of 2003. Total other income, net from Organichem was $1.5 million and $3.1 million for the years ended December 31, 2001 and 2002, respectively.

        Income Tax Expense.    Income tax expense increased to $22.7 million for the year ended December 31, 2002, compared to $19.7 million for 2001. The effective rate for our provision for income taxes was 36% in 2002 and 2001.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        Contract Revenue.    Contract revenue increased 51% to $60.3 million for the year ended December 31, 2001, compared to $39.9 million for 2000. This increase was due principally to a greater number of projects under contract primarily for medicinal and chemical development services. This increase was facilitated by an increase in the number of scientific staff to 360 at December 31, 2001 from 222 at December 31, 2000.

        Recurring Royalties.    Recurring royalties for the year ended December 31, 2001 increased 43% to $41.7 million, compared to $29.2 million for 2000. The increase was attributable to increased sales of fexofenadine HCl by Aventis.

        Total Revenue.    Total revenue for the year ended December 31, 2001 increased 48% to $102.0 million, compared to $69.1 million for 2000.

        Cost of Contract Revenue.    Cost of contract revenue increased 50% to $34.9 million for the year ended December 31, 2001, compared to $23.4 million for 2000. Contract revenue margin increased to 42% in 2001 from 41% in 2000, primarily due to increased rates on customer contracts and leveraging the expansion of our facilities.

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

        Selling, General and Administrative.    Selling, general and administrative expenses increased 53% to $12.2 million for the year ended December 31, 2001, compared to $8.0 million for 2000. The increase was primarily attributable to an increase in administrative and marketing staff to support the expansion of our operations, and an increase in expenses related to recruitment of scientists. Selling, general and administrative expenses represented 20% of contract revenue in 2001 and 2000.

        Total Other Income, Net.    Total other income, net increased 46% to $7.7 million for the year ended December 31, 2001, compared to $5.3 million for 2000. Total other income, net for 2001, was comprised of $6.4 million in interest income, net of interest expense, $1.1 million in income from our unconsolidated affiliates, Organichem and Fluorous Technologies, Inc., and approximately $127,000 of other non-operating income. Total other income, net for 2000 was comprised of $4.5 million in interest income, net of interest expense, $552 in income from our unconsolidated affiliate, Organichem, and

$186,800 of other non-operating income. The increase in interest income is the result of increased investments resulting from the Company's follow on offering in October 2000.

        Income Tax Expense.    Income tax expense increased to $19.7 million for the year ended December 31, 2001, compared to $14.1 million for 2000. The effective rate for our provision for income taxes was 36% in 2001 and 37% in 2000.

Liquidity and Capital Resources

        Working capital was $163.1 million at December 31, 2002 compared to $155.3 million at December 31, 2001. The increase of $7.8 million resulted primarily from an increase in accounts receivable of $3.6 million and an increase in inventories of $6.9 million offset by a $6.3 million decrease in cash and cash equivalents and investments. We have available a $30.0 million credit facility to supplement our liquidity needs. There were no borrowings under this credit facility at December 31, 2002. Subsequent to December 31, 2002 we borrowed $25.5 million under this line to refinance Organichem's bank debt. All of such borrowings remain outstanding.

        We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities. For the year ended December 31, 2002, we generated cash of $34.3 million from operating activities as compared to $32.9 million for the year ended December 31, 2001.

        Total capital expenditures for the year ended December 31, 2002 were $17.4 million as compared to $21.2 million for the year ended December 31, 2001. Capital expenditures in 2002 were predominantly in connection with the expansion of our facilities in Albany, New York. These expenditures were primarily financed through operating cash flows.

        During 2002, we used $22.2 million for financing activities, consisting primarily of $23.2 million used to purchase treasury shares of common stock under our stock repurchase program described below. This was offset by $1.7 million generated from stock option exercises and shares purchased through our employee stock purchase plan. During 2001, we increased cash by $6.0 million from financing activities, consisting primarily of additional borrowings under long-term debt of $5.7 million.

        During the first quarter of 2003 we completed the acquisition of Organichem. On January 1, 2003 we exercised our conversion option with respect to $15.0 million of Organichem subordinated debentures. The conversion of the debentures into additional shares of Organichem common stock increased our ownership in Organichem from 39.2% to 75%. On February 12, 2003, we purchased the remaining outstanding shares of Organichem for $29.9 million in cash. The purchase price was funded through borrowings under our new five year $30.0 million term loan which matures on February 11, 2008. The term loan bears interest at a variable rate. Currently $20.0 million of the $30.0 million bears an interest rate of 3.37% and $10.0 million of the $30.0 million bears an interest rate of 2.34%. As a result of the Organichem acquisition, we expect to record approximately $24.0 million of goodwill, subject to our final valuation.

        The acquisition of Organichem will enable us to perform large-scale manufacturing of pharmaceutical intermediates and active ingredients. Organichem's cash requirements have historically been funded by cash from operations and debt financing. Organichem's business is subject to greater volatility due to the short term nature of its contracts, and this volatility could significantly impact future results of operations and cash flows. Effective January 1, 2003, we will begin consolidating Organichem's operating results. This will have the impact of increasing our revenue and cost of revenue. Organichem's historically gross margins are lower than ours, which could impact our future consolidated gross margins.

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

        During 2002, we repurchased 1,098 shares of our own stock. From time to time we may repurchase additional shares under our second stock repurchase program which was approved by our board of directors during the fourth quarter of 2002. This second program allows us to repurchase up to an additional $15.0 million of our shares over a twelve month period. Through March 14, 2003 we had repurchased 465 shares of our stock under this stock repurchase program at a cost of $6.6 million, leaving $8.4 milion in repurchases available under the second repurchase program.

        The following table sets forth our obligations and commitments to make future payments under contracts.

Payments Due by Period (in thousands)

	Total	Under 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Long-Term Debt	$5,496	$215	$464	$485	$4,332
Operating Leases	$18,269	$2,363	$4,503	$4,273	$7,130
Capital Leases	$490	$490	$—	$—	$—

        Subsequent to year-end, we entered into a new $30 million term loan to finance its acquisition of Organichem. The following table sets forth our obligations to make future payments on the loan:

Total	Under 1 Year	1-3 Years	4-5 Years	After 5 Years
$30,000	$803	$3,213	$25,984	—

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

        In 2000, 2001 and 2002 we awarded Technology Incentive Compensation to the inventor of the terfenadine carboxylic acid metabolite technology. The inventor is our Chief Executive Officer. The amounts awarded and included in the consolidated statements of income for the years ended December 31, 2000, 2001 and 2002 are $2.9 million, $4.2 million and $5.1 million, respectively. Included in accrued compensation in the accompanying consolidated balance sheets at December 31, 2001 and

2002 are unpaid Technology Development Incentive Compensation awards of $1.2 million and $1.3 million, respectively.

Lease Agreement

        We currently have two long-term operating leases for our Albany, New York office and laboratory facilities with one of our shareholders who owns less than 1% of our common stock. We paid approximately $275, $275 and $709 to this related party during the years ended December 31, 2000, 2001 and 2002, respectively.

Notes Receivable

        From time to time we make loans to employees in the form of notes receivable. The notes receivable and accrued interest will not be repaid to us provided the employee remains in our employ throughout the term of the loan. If employment is terminated prior to the end of the loan term, a pro-rata portion of the principal and interest shall be repaid to us. Notes receivable from employees at December 31, 2001 and 2002 totaled $455 and $399, respectively. The amounts forgiven and charged to operations in the consolidated statements of income for the years ended December 31, 2000, 2001 and 2002 are $20, $20 and $200, respectively.

Telecommunication Services

        A member of our board of directors is the Chief Executive Officer of one of the providers of telephone and internet services to us. This telecommunications company was paid $89 and $162 for services rendered to us in 2001 and 2002, respectively.

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets.

        SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting; use of the pooling-of-interests method is prohibited. Goodwill will initially be recognized as an asset and measured as the excess of the cost of the acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. Intangible assets other than goodwill will be recognized as an asset apart from goodwill if that asset arises from contractual or other legal rights. The Statement will apply to all business combinations initiated or completed after June 30, 2001. The adoption of SFAS No. 141 on January 1, 2002 did not have a material impact on our financial position, results of operations or cash flows.

        SFAS No. 142 requires that goodwill (including goodwill reported on the separate GAAP financial statements of a subsidiary) will not be amortized but will be tested for impairment at least annually at the reporting unit level. Goodwill will be tested for impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill with an impairment loss recorded for excess goodwill, if any. Intangible assets will be amortized over their estimated useful lives and will be tested at least annually for impairment in accordance with SFAS No. 121. Intangible assets with an indefinite useful life will not be amortized until its life is determined to be no longer indefinite. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 on January 1, 2002 resulted in reduced amortization expense of approximately $1.5 million in our consolidated statement of income for the year ended December 31, 2002.

        In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We believe the adoption of SFAS No. 143 Statement will not have a material impact on our financial position, results of operations or cash flows.

        In August 2001, the FASB also issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on our financial position, results of operations or cash flows.

        In May 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB 13, and Technical Corrections as of April, 2002." This statement rescinds previously issued pronouncements relating to reporting gains and losses from extinguishments of debt to satisfy sinking-fund requirements, and accounting for intangible assets of motor carriers, amends the pronouncement on accounting for leases, and also amends various other pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We do not believe that this statement will have a material impact on our financial position, results of operations or cash flows.

        In July 2002, the FASB issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement 146 replaces Issue 94-3 and is effective for all exit activities after December 31, 2002. We do not believe the adoption of this statement will have a material impact on our financial position, results of operations or cash flows.

        In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. It also incorporates without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We do not expect this interpretation to have a material impact on our financial statements.

        In December 2002, the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS 148 introduces two additional methods of transition for those companies that adopt SFAS 123's provisions for fair value recognition. The first method, the Modified Prospective Approach, would allow us to prospectively apply the provisions of SFAS 123 to all new awards and to the unvested portions of awards that have been granted since the effective date of SFAS 123. The second method, the Limited Retrospective Approach, is the same as the Modified Prospective Approach except that all prior period financial statements would be restated as if SFAS 123 had been adopted for recognition purposes as of its effective date. We can elect not to apply these two additional methods and continue our fair value recognition under the provisions of SFAS 123. SFAS 148 requires the disclosures required in annual statements under SFAS 123 to be included in interim financial statements. The guidance and provisions for interim and annual disclosures under SFAS 148 are effective for fiscal years ending after December 15, 2002. We have elected to continue using the provisions for fair value recognition in APB 25. We have included the required disclosures under SFAS 148 in its financial statements.

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities". FIN 46 provides guidance that determines conditions as to whether consolidation of a Variable Interest Entity is required. The requirements of FIN 46 are applicable to preexisting entities as of the beginning of the first interim period beginning after June 15, 2003. Transition disclosure requirements of FIN 46 are required in all financial statements of interim or annual periods ending after February 1, 2003. We do not expect this interpretation to have a material impact on our financial position, results of operations or cash flows.

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

        We depend on pharmaceutical and biotechnology companies that use our services for a large portion of our revenues. Although there has been a trend among pharmaceutical and biotechnology companies to outsource drug research and development functions, this trend may not continue. We have experienced increasing pressure on the part of our customers to reduce expenses, including the use of our services as a result of negative economic trends generally and in the pharmaceutical industry. While we have continued to increase our contract revenues despite this environment we may not be able to continue this trend should these economic conditions intensify or worsen. If pharmaceutical and biotechnology companies discontinue or decrease their usage of our services, including as a result of the slowdown in the overall United States economy, our revenues and earnings could be lower than we expect and our revenues may decrease or not grow at historical rates.

We may lose one or more of our major customers.

        During the year ended December 31, 2002, we earned approximately 31% of our contract revenues providing services to three major customers. Our customers typically may cancel their contracts with 30 days' to one-year's prior notice depending on the size of the contract, for a variety of reasons, many of which are beyond our control. If any one of our major customers cancels its contract with us, our contract revenues may decrease.

The royalties we earn on Allegra may decrease.

        We have been issued several patents on a pure form of, and a manufacturing process for, fexofenadine HCl. The patent positions of pharmaceutical, medical and biotechnology firms can be uncertain and can involve complex legal and factual questions. Litigation, in particular patent litigation, can be complex and time-consuming and the outcome is inherently uncertain. We cannot assure investors that Aventis will ultimately succeed in its current or any future litigation against generic drug manufacturers involving patents with respect to Allegra. In the event that one or more of the patents owned by us or Aventis are ultimately determined to be invalid or unenforceable, Aventis and we would lose exclusivity with respect to the claims covered by those patents. Any such loss of exclusivity and the contemporaneous introduction of generic forms of fexofenadine HCl may cause a reduction in Allegra sales. In addition, under our current arrangements with Aventis, Aventis, with consultation from us, will take the lead with respect to preparing and executing a strategy to defend and enforce certain of the patents relating to Allegra. As a result, we may not be able to control the conduct of such litigation and the strategic decisions that are made during the course of such litigation.

        On May 11, 2001, an FDA advisory panel recommended that the prescription allergy drugs Claritin, Allegra and Zyrtec are safe enough to be made available over-the-counter. The panel had been assembled as a result of a 1998 petition by Blue Cross of California (now Wellpoint Health Networks) requesting that the three top-selling prescription antihistamines be changed to OTC status. The FDA panel's only consideration was whether Claritin, Allegra and Zyrtec have the safety profile for over-the-counter use without a learned intermediary. The panel's recommendation remains under consideration by the full FDA. The FDA's reaction to its advisory panel's recommendation with regard to the safety of Allegra is uncertain. In November 2002, Schering Plough received approval by the FDA to voluntarily switch the status of Claritin from prescription to OTC status. In December 2002, Schering Plough began to market and sell Claritin as an OTC drug.

        Royalties from sales of Allegra currently constitute a significant portion of our total revenues and operating income. During the year ended December, 31 2002, our royalties from Allegra were $51.1 million, which represented approximately 42% of our total revenues. For the year ended December 31, 2001, our royalties from Allegra were $41.7 million, which represented approximately 41% of our total revenues. Due to the Claritin OTC switch, the potential for generic competition and the possibility that the FDA requires Allegra or Zyrtec to be sold in an over-the-counter form, there may be an adverse effect on Allegra's reimbursement status by third-party payers and on the price at which it can be sold. Any such price reduction may not be adequately offset by increased volume of sales. If the dollar amount of Allegra sales subject to our license agreement decreases, due to these or any other factors, our revenues from our license agreement with Aventis will also decrease. Because we have very few costs associated with the Allegra license, a decrease in revenues from our license agreement for Allegra would have a disproportionately adverse effect on our results of operation.

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

We may be unsuccessful in selling or licensing the chemical and natural product libraries currently in our inventory.

        As of December 31, 2002 the total cost of our chemical and natural product libraries included in our inventory is $9.2 million. Although, we write down our inventories for estimated obsolescence or unmarketable inventory, if actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required in the future.

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

        We acquired EnzyMed, Inc., a provider of combinatorial biocatalysis discovery services, in October 1999; American Advanced Organics, Inc., a contract manufacturer of novel compounds, pharmaceutical intermediates and test drug substances, in February 2000; New Chemical Entities, a chemistry-based drug discovery company, in January 2001; and Great Lakes Chemical Company's research and development facility outside of Chicago, Illinois in September 2001. We made a strategic investment in Organichem Corporation in December 1999 to facilitate a management buyout of a chemical manufacturing facility from Nycomed Amersham, plc and completed the full acquisition of Organichem in February 2003. These transactions may not be as beneficial to us as we expect. We also have an investment in Fluorous Technologies, Inc. Fluorous Technologies is a development stage company and may not be able to successfully develop technology and products.

We may lose one or more of our key employees.

        Our business is highly dependent on our senior management and scientific staff, including:

  •
  Dr. Thomas E. D'Ambra, our Chairman, Chief Executive Officer and President,

  •
  David P. Waldek, our Chief Financial Officer and Treasurer,

  •
  Dr. Lawrence D. Jones, our Senior Vice President, Business Development, and

  •
  James J. Grates, our Vice President, Operations.

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

        Terrorist attacks or acts of war may cause damage or disruption to our company, our employees, our facilities and our customers, which could significantly impact our revenues, costs and expenses and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially adversely affect our business, results of operations and financial condition. The long-term effects on our company of the September 11, 2001 attacks are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war, including the current war in Iraq, or hostility have created many economic and political uncertainties, which could materially adversely affect our business, results of operations, and financial condition in ways that we currently cannot predict.

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

        We have adopted a Shareholder Rights Plan, the purpose of which is, among other things, to enhance the Board's ability to protect shareholder interests and to ensure that shareholders receive fair treatment in the event any coercive takeover attempt of us is made in the future. Under the terms of the Shareholder Rights Plan, the Board can in effect prevent a person or group from acquiring more than 15% of the outstanding shares of our Common Stock. Once a shareholder acquires more than 15% of our outstanding Common Stock without Board approval (the "acquiring person"), all other shareholders will have the right to purchase securities from us at a price less than their then fair market value. These subsequent purchases by other shareholders substantially reduce the value and influence of the shares of Common Stock owned by the acquiring person.

Our officers and directors will have significant control over us and their interests may differ from yours.

        At March 14, 2003, our directors and officers beneficially owned or controlled approximately 15.9% of our common stock. Individually and in the aggregate, these stockholders significantly influence our management, affairs and all matters requiring stockholder approval. In particular, this concentration of ownership may have the effect of delaying, deferring or preventing an acquisition of us and may adversely affect the market price of our common stock.

Because our stock price may be volatile, our stock price could experience substantial declines.

        The market price of our common stock has historically experienced and may continue to experience volatility. Our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. In addition, during the past twelve months, the stock market, and in particular technology companies, have experienced significant decreases in market value. In addition, the global economic and potential uncertainty, including as a result of the war in Iraq and the international controversy that accompanied it, have created significant additional volatility in the United States capital markets. This volatility and the recent market decline has affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance or their business prospects, and may adversely affect the price of our common stock.

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

        In our opinion, the consolidated financial statements listed in the index appearing under Item 16(a)(1) present fairly, in all material respects, the financial position of Albany Molecular Research, Inc. and its subsidiaries at December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under 16(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 17 to the consolidated financial statements, on January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

                      /s/ PricewaterhouseCoopers LLP

Albany, New York
February 6, 2003

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2000, 2001 and 2002

(Dollars in thousands, except per share amounts)

	Year ended December 31,
	2000	2001	2002
Contract revenue	$39,874	$60,334	$71,688
Recurring royalties	29,226	41,675	51,139

Total revenue	69,100	102,009	122,827

Cost of contract revenue	23,356	34,946	41,313
Technology incentive award	2,921	4,165	5,107
Research and development	2,435	4,290	7,096
Selling, general and administrative	7,966	12,194	12,897

Total operating expenses	36,678	55,595	66,413

Income from operations	32,422	46,414	56,414
Other income (expense):
Equity in income (loss) of unconsolidated affiliates	552	1,130	2,795
Interest expense	(28)	(229)	(168)
Interest income	4,549	6,659	4,103
Realized gain (loss) on sale of investment securities	3	—	—
Other income (expense), net	184	127	93

Total other income, net	5,260	7,687	6,823

Income before income tax expense	37,682	54,101	63,237
Income tax expense	14,089	19,707	22,686

Net income	$23,593	$34,394	$40,551

Basic earnings per share	$0.78	$1.04	$1.24

Diluted earnings per share	$0.74	$1.01	$1.22

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2001 and 2002

(Dollars in thousands, except per share amounts)

	December 31,
	2001	2002
Assets
Current assets:
Cash and cash equivalents	$46,919	$34,838
Investment securities, available-for-sale	88,946	94,699
Accounts receivable (net of allowance for doubtful accounts of $218 at December 31, 2001 and 2002)	9,965	13,572
Royalty income receivable	12,361	13,251
Inventory	6,473	13,402
Unbilled services	993	555
Prepaid expenses and other current assets	2,144	2,776

Total current assets	167,801	173,093
Property and equipment, net	59,756	72,518

Other assets:
Goodwill	17,165	17,181
Intangible assets and patents, net	4,769	4,804
Equity investment in unconsolidated affiliates	16,439	19,215
Convertible subordinated debentures from unconsolidated affiliate	16,273	15,000
Other assets	1,856	925

Total other assets	56,502	57,125

Total assets	$284,059	$302,736

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,660	$3,509
Unearned income	2,723	1,116
Customer deposits	325	60
Accrued compensation	3,877	3,878
Accrued expenses	1,249	692
Income taxes payable	967	—
Current installments on capital leases	506	490
Current installments of long-term debt	218	215

Total current liabilities	12,525	9,960

Long-term liabilities:
Long-term debt, excluding current installments	5,508	5,281
Capital leases, excluding current installments	422
Deferred income taxes	1,971	5,128

Total liabilities	20,426	20,369

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 2,000 shares, none issued or outstanding	—
Common stock, $0.01 par value, authorized 50,000 shares; 33,127 shares issued in 2001 and 33,445 shares issued in 2002	331	334
Additional paid-in capital	180,524	182,642
Retained earnings	83,703	124,254
Accumulated other comprehensive income (loss), net	(474)	(1,184)

	264,084	306,046
Less, treasury shares at cost, 20 shares in 2001; 1,118 shares in 2002	(451)	(23,679)

Total stockholders' equity	263,633	282,367

Total liabilities and stockholders' equity	$284,059	$302,736

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
Years Ended December 31, 2000, 2001 and 2002
(In thousands)

		Common Stock
						Accumulated Other Comprehensive Income	Treasury Stock
	Preferred Stock	Number of Shares	$0.01 Par Value	Additional Paid-in Capital	Retained Earnings					Comprehensive Income
							Shares	Amount	Total
Balances at January 1, 2000	—	29,187	$292	$56,927	$25,716	$(15)	—	—	$82,920
Comprehensive income:
Net Income	—	—			23,593		—	—	23,593	$23,593
Unrealized gain on investment securities, available-for-sale, net of taxes						40			40	40

Total comprehensive income										$23,633

Proceeds from issuance of common stock, net of issuance costs		3,000	30	118,587					118,617
Tax benefit from exercise of stock options				1,187					1,187
Issuance of common stock in connection with stock option plan and ESPP		549	5	832					837
Issuance of common stock in connection with business combination	—	50	1	1,338	—	—	—		1,339

Balances at December 31, 2000	—	32,786	328	178,871	49,309	25	—	—	228,533
Comprehensive income:
Net income					34,394				34,394	$34,394
Unrealized gain on investment securities, available-for-sale, net of taxes						175			175	175
Organichem Corporation Other Comprehensive Loss						(674)			(674)	(674)

Total comprehensive income										$33,895

Tax benefit from exercise of stock options				533					533
Issuance of common stock in connection with stock option plan and ESPP		341	3	1,120					1,123
Treasury shares purchased							(20)	(451)	(451)

Balances at December 31, 2001	—	33,127	331	180,524	83,703	(474)	(20)	(451)	263,633
Comprehensive income:
Net income					40,551				40,551	$40,551
Unrealized (loss) on investment securities, available-for-sale, net of taxes						(349)			(349)	(349)
Organichem Corporation Other Comprehensive Loss						(361)			(361)	(361)

Total comprehensive income										$39,841

Tax benefit from exercise of stock options				427					427
Issuance of common stock in connection with stock option plan and ESPP		318	3	1,191					1,194
Issuance of warrants to BMS				500					500
Treasury shares purchased							(1,098)	(23,228)	(23,228)

Balances at December 31, 2002	$—	33,445	$334	$182,642	$124,254	$(1,184)	(1,118)	$(23,679)	$282,367

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2000, 2001 and 2002

(In thousands)

	Year ended December 31,
	2000	2001	2002
Operating activities:
Net income	$23,593	$34,394	$40,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,413	5,204	4,906
Tax benefit of stock option exercises	1,187	533	427
Net realized (gain) on sale of investment securities	(3)	—	—
Provision for doubtful accounts	—	200	—
Non-cash interest income	(1,436)	(501)	—
Equity in income of unconsolidated affiliate	(552)	(1,130)	(2,795)
Provision for deferred taxes	1,349	1,742	3,157
Forgiven principal on notes receivable-related party	20	20	200
Change in operating assets and liabilities, net of business combination:
Increase in accounts receivable	(3,643)	(1,955)	(3,607)
Increase in royalty income receivable	(2,445)	(4,534)	(890)
Increase in inventory	(490)	(1,474)	(6,929)
Decrease (increase) in unbilled services	26	(923)	439
Decrease (increase) in income taxes	4,533	(398)	(967)
Decrease (increase) in prepaid expenses and other assets	(789)	633	1,356
Increase (decrease) in accounts payable, accrued compensation and accrued expenses	2,975	(197)	293
Increase (decrease) in customer deposits	273	(178)	(265)
Increase (decrease) in unearned income	(466)	1,477	(1,607)

Net cash provided by operating activities	26,545	32,913	34,269

Investing activities:
Purchases of investment securities	(6,449)	(61,358)	(6,102)
Proceeds from sales of investment securities	92	—	—
Purchase of equity investment in unconsolidated affiliate	(696)	—	(342)
Purchases of property and equipment	(16,525)	(21,155)	(17,387)
Purchase of business, net of cash acquired	(869)	(33,800)	—
Payments for patent application and other related costs	(14)	(222)	(317)
Net decrease in short-term investment	1,000	—	—

Net cash used in investing activities	(23,461)	(116,535)	(24,148)

Financing activities:
Principal payments on long-term debt	(838)	—	(230)
Principal payments under capital lease obligations	—	(329)	(438)
Proceeds from borrowings under long-term debt	125	5,700	—
Payment to acquire treasury shares	—	(451)	(23,228)
Proceeds from sale of common stock, net	119,454	—	—
Issuance of stock purchase warrant	—	—	500
Proceeds from exercise of options and ESPP	—	1,123	1,194

Net cash (used in) provided by financing activities	118,741	6,043	(22,202)

Increase (decrease) in cash and cash equivalents	121,825	(77,579)	(12,081)
Cash and cash equivalents at beginning of period	2,673	124,498	46,919

Cash and cash equivalents at end of period	$124,498	$46,919	$34,838

Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in net unrealized gain/loss on securities available-for-sale, net of tax	$40	$175	$(349)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$28	$221	$152
Income taxes	$9,669	$17,964	$20,899

        See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000, 2001 and 2002

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies

Nature of Business:

        Albany Molecular Research, Inc. (the "Company") is a leading chemistry-based drug discovery and development company focused on applications for new small molecule prescription drugs. The Company conducts research and development projects and collaborates with many leading pharmaceutical, biotechnology and genomics companies, and is developing new chemistry technology for potential pharmaceutical products. The Company engages in chemistry research, from lead discovery, optimization and development to commercial manufacturing. In addition to its chemistry research services, the Company also conducts proprietary research and development to discover new lead compounds with commercial potential. The Company would seek to license these compounds to third parties in return for up-front service fees and milestone payments as well as recurring royalty payments if these compounds are developed into new drugs successfully reaching the market. The Company is also producing novel compound libraries and chemical screening libraries.

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

        On January 25, 2001, the Company completed its acquisition of the outstanding stock of New Chemical Entities, Inc. (NCE) of Bothell, Washington, for approximately $23,000. NCE, renamed AMRI Bothell Research Center, is now a wholly owned subsidiary of the Company. NCE provides a range of drug discovery services, as well as platform technologies for proprietary lead discovery. The company's core technologies include: isolation, purification, structure elucidation and the supply of natural products libraries from microbial and botanical sources; computational and combinatorial chemistry, including chemoinformatics, proprietary databases and proprietary data mining capabilities; and chemical synthesis. See Note 2 for the discussion of the Company's acquisition of NCE.

        On February 4, 2000, the Company completed its acquisition of the assets of American Advanced Organics, Inc. (AAO) of Syracuse, New York (renamed the Syracuse Research Center) for $1,000 in cash and $1,300 in common stock. The Company's Syracuse Research Center specializes in the production of pharmaceutical intermediates in quantities ranging from a few grams to multi-kilogram batches. The Syracuse Research Center's expertise is in the rapid development and implementation of procedures with a focus on delivering high quality products on or before their scheduled delivery date. See Note 2 for discussion of the Company's acquisition of AAO.

        On December 21, 1999, the Company made a $30,000 strategic investment in Organichem Corporation (formerly the Rensselaer, New York-based chemical manufacturing facilities of Nycomed Amersham). Organichem Corporation operates a chemical manufacturing facility in Rensselaer, New York, and performs large-scale manufacturing of pharmaceutical intermediates and active ingredients. See Note 3 for discussion of the Company's equity and other investments in Organichem Corporation. During the first quarter of 2003 the Company completed the acquisition of Organichem. See Note 18.

Basis of Presentation:

        The consolidated financial statements include the accounts of Albany Molecular Research, Inc. and its wholly-owned subsidiaries, AMRI Bothell Research Center, AMR Technology, Inc. and Albany Molecular Research Export, Inc. All intercompany balances and transactions have been eliminated during consolidation. The Company has not reported segment information because the Company operates in only one business segment. The Company's 39.2% investment in Organichem Corporation (see Note 4) is accounted for using the equity method of accounting.

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

Revenue Recognition:

        The Company recognizes revenue under full-time equivalent contracts on a monthly basis as work is performed based on the terms of the contract. Time and material contract revenues are recognized based on the number of hours devoted to the projected multiplied by the customer's billing rates plus the material costs incurred. Fixed fee contract revenue is recognized by the Company as projects are completed and delivered. In general, contract provisions include predetermined payment schedules, or the submission of appropriate billing detail establishing prerequisites for billings. Unbilled services arise when services have been rendered under these contracts but customers have not been billed. Similarly, unearned income represents prebilling for services that have not yet been performed. Any losses on contracts are recorded when they are determinable and estimable.

        Certain of the Company's contracts for discovery services include provisions which contain licensing, milestone and royalty payments should the Company's proprietary technology and expertise lead to the discovery of new products that reach the market. To date, the Company has received substantially all of our milestone and royalty payments under these arrangements from Aventis with respect to Allegra. Generally, the provisions for licensing, milestone and royalty payments included in our contracts are related to the occurrence of specific identifiable events. The Company recognizes revenues from licensing fees over the estimated life of the agreement to which the licensing fees relate or when our commitment to perform services under the agreement has been fulfilled. Milestones are recognized into revenues when the milestone has been achieved, collection of the milestone is probable and the Company's performance obligation has been met. The Company recognized royalty revenues in the period in which the related product sale occurs.

Cash Equivalents and Short-Term Investment:

        Cash equivalents consist of money market accounts and overnight deposits. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Allowance for Doubtful Accounts:

        The Company records an allowance for doubtful accounts to absorb estimated receivable losses. The allowance and related accounts receivable are reduced when the account is deemed uncollectible.

Inventory:

        Inventory consists primarily of commercially available fine chemicals used as raw materials in the research and production process and chemical compounds in the form of natural product and novel compound libraries. The Company capitalizes the costs associated with the production of its novel compound libraries. Inventories are stated at the lower of cost (first-in, first-out basis) or market. Through December 31, 2002, revenue from library sales have not been significant. The Company writes down inventories for obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions, which could result in a charge to operations.

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

Property and Equipment:

        Property and equipment are recorded at cost. Expenditures for maintenance and repairs are expensed when incurred. When assets are sold, retired, or otherwise disposed of, the applicable costs and accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized.

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

Goodwill and Intangible Assets:

        The excess purchase price over fair values assigned to net assets acquired (goodwill) had been amortized on a straight-line basis over 15 to 20 years. Beginning in 2002, the Company adopted the provisions of FAS No. 142 "Goodwill and Other Intangible Assets" which eliminated the prior practice of goodwill amortization and instead adopted an impairment-only approach. Goodwill and other long-lived assets are reviewed for impairment whenever events such as significant changes in the business climate, changes in product offerings, or other circumstances indicate that the carrying amount may not be recoverable. In accordance with FAS No. 142, the Company performs a test for goodwill impairment at least annually during the second quarter of the year.

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

        Accumulated amortization at December 31, 2001 and 2002 was $32 and $60, respectively.

Licensing Rights:

        Licensing costs are accumulated and amortized once the license agreement is executed. The costs of licensing rights are being amortized on the straight-line method over the term of the license agreement. Licensing costs are written off in the period the licensing rights are canceled or are determined not to provide future benefits.

        Accumulated amortization at December 31, 2001 and 2002 was $12 and $12, respectively.

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

Stock-Based Compensation:

        The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded only if, on the date of grant, the current market price of the underlying stock exceeded the exercise price. Any compensation expense would be recognized over the vesting period.

Earnings Per Share:

        Basic earnings per share computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company (such as stock options).

        The following tables provide basic and diluted earnings per share calculations:

	Year Ended December 31, 2000			Year Ended December 31, 2001			Year Ended December 31, 2002
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per share	$23,593	30,363	$0.78	$34,394	33,065	$1.04	$40,551	32,632	$1.24

Dilutive effect of stock options	—	1,700		—	1,089		—	677

Diluted earnings per share	$23,593	32,063	$0.74	$34,394	34,154	$1.01	$40,551	33,309	$1.22

        The amount of anti-dilutive options and warrants outstanding were 14, 428 and 1,452 for the years ended December 31, 2000, 2001 and 2002, respectively.

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

Recent Accounting Pronouncements:

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets.

        SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting; use of the pooling-of-interests method is prohibited. Goodwill will initially be recognized as an asset and measured as the excess of the cost of the acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. Intangible assets other than goodwill will be recognized as an asset apart from goodwill if that asset arises from contractual or other legal rights. The Statement will apply to all business combinations initiated or completed after June 30, 2001. The adoption of SFAS No. 141 on January 1, 2002 did not have a material impact on the Company's financial position, results of operations or cash flows.

        SFAS No. 142 requires that goodwill (including goodwill reported on the separate GAAP financial statements of a subsidiary) will not be amortized but will be tested for impairment at least annually at the reporting unit level. Goodwill will be tested for impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill with an impairment loss recorded for excess goodwill, if any. Intangible assets will be amortized over their estimated useful lives and will be tested at least annually for impairment in accordance with SFAS No. 121. Intangible assets with an indefinite useful life will not be amortized until its life is determined to be no longer indefinite. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 on January 1, 2002 resulted in reduced amortization expense of approximately $1.5 million in the Company's consolidated statement of income for the year ended December 31, 2002.

        In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We believe the adoption of SFAS No. 143 Statement will not have a material impact on the Company's financial position, results of operations or cash flows.

        In August 2001, the FASB also issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on the Company's financial position, results of operations or cash flows.

        In May 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB 13, and Technical Corrections as of April, 2002." This statement rescinds previously issued pronouncements relating to reporting gains and losses from extinguishments of debt to satisfy sinking-fund requirements, and accounting for intangible assets of motor carriers, amends the pronouncement on accounting for leases, and also amends various other pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not believe that this statement will have a material impact on the Company's financial position, results of operations or cash flows.

        In July 2002, the FASB issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement 146 replaces Issue 94-3 and is effective for all exit activities after December 31, 2002. The Company does not believe the adoption of this statement will have a material impact on the Company's financial position, results of operations or cash flows.

        In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. It also incorporates without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issues or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect this interpretation to have a material impact on its financial statements.

        In December 2002, the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS 148 introduces two additional methods of transition for those companies that adopt SFAS 123's provisions for fair value recognition. The first method, the Modified Prospective Approach, would allow the Company to prospectively apply the provisions of SFAS 123 to all new awards and to the unvested portions of awards that have been granted since the effective date of SFAS 123. The second method, the Limited Retrospective Approach, is the same as the Modified Prospective Approach except that all prior period financial statements would be restated as if SFAS 123 had been adopted for recognition purposes as of its effective date. The Company can elect not to apply these two additional methods and continue it's fair value recognition under the provisions of SFAS 123. SFAS 148 requires the disclosures required in annual statements under SFAS 123 to be included in interim financial statements. The guidance and provisions for interim and annual disclosures under SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company has elected to continue using the provisions for fair value recognition in SFAS 123. The Company has included required disclosures under SFAS 148 in its financial statements.

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities". FIN 46 provides guidance that determines conditions as to whether consolidation of a Variable Interest Entity is required. The requirements of FIN 46 are applicable to preexisting entities as of the beginning of the first interim period beginning after June 15, 2003. Transition disclosure requirements of FIN 46 are required in all financial statements of interim or annual periods ending after February 1, 2003. The Company does not expect this interpretation to have a material impact on its financial position, results of operations or cash flows.

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

        The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired at the date of acquisition:

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

        The purchase price of $22,400 has been allocated as follows:

Cash	$19
Accounts receivable, net	255
Chemical libraries	3,759
Other current assets	55
Property and equipment	2,233
Deferred tax assets	1,926
Intangible assets	4,511
Goodwill	14,237
Other assets	459

Total assets	$27,454

Accounts payable and accrued expenses	$989
Unearned revenue	235
Long-term debt, current	428
Deferred taxes	1,942
Long-term debt, less current portion	1,460

Total liabilities	5,054

Net assets	$22,400

        Had the acquisition occurred on January 1, 2000 unaudited proforma net income and basic and diluted earnings per share for the year ended December 31, 2000 would have been $19,201 and $0.64 and $0.60. Pro forma information has not been presented for 2001 because the acquisition occurred on January 25, 2001 and the results of operations prior to that date were not significant.

American Advanced Organics

        On February 4, 2000, the Company consummated its acquisition of American Advanced Organics, Inc. (AAO) of Syracuse, New York, for approximately $1,000 in cash and $1,300 in common stock (50 shares) and stock options of the Company. The Company also assumed approximately $740 in liabilities. In addition to the $2,300 purchase price, the former AAO stockholders received an additional $500 in cash subsequent to December 31, 2000 based upon AAO's financial performance in 2000. Based on the financial performance of AAO in 2001, the former AAO stockholders received an additional $300 in cash subsequent to December 31, 2001 representing the final payment under the purchase agreement with the AAO stockholders. The excess purchase price over the net assets acquired was approximately $2,100. Amortization expense for the years ended December 31, 2000 and 2001 was approximately $132 and $178, respectively.

3. Inventory

        Inventory consisted of the following at December 31, 2001 and 2002:

	December 31,
	2001	2002
Raw materials	$1,992	$3,426
Work in process	833	6,381
Finished goods	3,648	3,595

Total	$6,473	$13,402

        At December 31, 2001 and 2002, the Company had inventory of libraries included in work in progress of $661 and $5,186 and in finished goods of $3,648 and $3,595, respectively.

4. Investment in Organichem

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

        The Company has recorded its investment using the equity method of accounting and, accordingly, has recorded the Company's proportionate share of Organichem's income, as adjusted for intercompany interest, for the period since the initial investment through December 31, 2002, and by amortizing the excess cost of its investment in the common stock over the underlying equity in the net assets of Organichem through December 31, 2001. Upon adoption of FAS 142 the Company ceased amortizing the goodwill on this investment. The acquisition cost exceeded the Company's share of the underlying equity in net assets of Organichem by $9,375.

        Summarized financial information of Organichem as of and for the years ended December 31, 2001 and 2002 is as follows:

	December 31, 2001	December 31, 2002
Current assets	$26,042	$32,813
Property, plant and equipment, net	48,906	57,774
Total assets	75,797	91,182
Current liabilities	21,614	39,764
Other liabilities	35,819	11,387
Total equity	18,364	25,031
Total liabilities and equity	75,797	91,182
Net sales	$68,204	$86,239
Gross profit	16,667	20,658
Operating income	10,189	13,317
Net income	4,139	7,559

        The Stock Purchase Agreement also incorporated a Put/Call Agreement among the Company, Organichem and its stockholders that permits the Company to purchase, at the Company's option, all of the outstanding shares of common stock of Organichem within 90 days subsequent to the year ending December 31, 2002. The purchase price is to be determined based on Organichem's earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the Put/Call Agreement, for the year ending December 31, 2002, with a minimum and maximum specified purchase price of $15,000 and $30,000, respectively.

        On February 12, 2003, the Company exercised its call option under the Put/Call Agreement and acquired all of the outstanding common stock of Organichem for $29.9 million in cash. See Note 18.

        (b)    Debenture Purchase Agreement

        Under the terms of the Debenture Purchase Agreement, the Company purchased convertible subordinated debentures ("Debentures") for an aggregate purchase price of $15,000. The Company converted the debentures into additional shares of common stock on January 1, 2003, thereby increasing the Company's ownership interest to 76.7%. The Debentures had an original maturity date of December 21, 2005. The Debentures were convertible, at the Company's option, at any time after the earliest of (i) December 21, 2000; (ii) notification by Organichem to the Company that Organichem intends to repay the Debenture prior to its maturity; or (iii) the occurrence of an event of default as defined in the Debenture Purchase Agreement. See Note 18.

        The Debentures bear interest, payable semi-annually, on the unpaid principal amount at margins over specified fixed or variable London Interbank Offer Rate ("LIBOR") as provided for within the Company's credit agreement with Organichem (5.960% and 4.105% at December 31, 2001 and 2002, respectively). The agreement provided that the interest payable under the Debentures through December 21, 2000 shall be added to the principal of the Debenture, with semi-annual cash interest payments to begin subsequent to December 21, 2000, provided that Organichem is in compliance with the financial covenants of its credit agreement. Accrued interest through December 21, 2000 totaling $1,436 was added to the principal of the Debentures. In addition, pursuant to the terms of the Debenture Purchase Agreement, the Company and Organichem have agreed that in the event that either the aforementioned put or call options are exercised, 62.5% of the accrued interest not paid by Organichem as of the date of the put or call exercise shall be applied to reduce the purchase price as determined under the Put/Call Agreement. Accrued interest receivable from Organichem at December 31, 2001 and 2002 totaled $24 and $19, respectively.

5. Investment Securities, Available-for-sale

        The amortized cost, gross unrealized gains, gross unrealized losses and fair value for available-for-sale investment securities by major security type were as follows:

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$8,322	$164	$—	$8,486
Corporate debt obligations	80,053	407	—	80,460

	$88,375	$571	$—	$88,946

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$51,695	$173	$(12)	$51,856
Corporate debt obligations	42,601	251	(9)	42,843

	$94,296	$424	$(21)	$94,699

        Proceeds from the sale of an available-for-sale investment security were $92 in 2000, resulting in a realized gain of $3. There were no sales of available-for-sale investment securities in 2001 and 2002.

        Maturities of corporate debt obligations and obligations of states and political subdivisions classified as available-for-sale at December 31, 2001 and 2002 were as follows:

	December 31, 2001		December 31, 2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due less than one year	$39,741	$39,921	$61,804	$62,092
Due after one year through five years	48,487	48,868	32,343	32,439
Due after five years through ten years	147	157	149	168
Due after ten years	—	—	—	—

	$88,375	$88,946	$94,296	$94,699

6. Property and Equipment

        Property and equipment consists of the following:

	December 31,
	2001	2002
Laboratory equipment and fixtures	$31,131	$45,420
Office equipment	5,042	7,085
Leasehold improvements	10,152	15,451
Construction-in-progress	15,083	7,631
Buildings	7,168	10,348
Land	1,368	1,396

	69,944	87,331
Less accumulated depreciation and amortization	(10,188)	(14,813)

	$59,756	$72,518

        Depreciation and amortization expense of property and equipment was $2,207, $3,801 and $4,625 for the years ended December 31, 2000, 2001 and 2002, respectively.

7. Long-term Debt and Capital Leases

  Long-term Debt

        The Company has a revolving line of credit agreement ("Credit Agreement") with a bank enabling the Company to borrow up to $25,000. The Credit Agreement provides for various covenants, including requirements for the Company to maintain defined financial ratios and the prohibition against any additional debt, other than in the normal course of business, exceeding $20,000 in the aggregate, at any time. This line of credit was replaced with a new line of credit entered into in connection with the Organichem acquisition. See Note 18.

        At December 31, 2001 and 2002, the Company had no outstanding indebtedness and borrowing availability of $25,000 under the Credit Agreement.

        Long-term debt is comprised as follows:

	December 31,
	2001	2002
Variable interest rate industrial development authority bonds due in increasing annual installments through 2021. Interest payments are due monthly, with a current interest rate of 1.55%	$5,700	$5,487
Note payable to financing company in monthly installments of $1 through 2004	26	9

	5,726	5,496
Less current portion	218	215

	$5,508	$5,281

        The aggregate maturities of long-term debt subsequent to December 31, 2002 are as follows:

2003	$215
2004	234
2005	230
2006	240
2007	245
Thereafter	4,332

$5,496

  Capital Leases

        In connection with the Company's acquisition of NCE in January 2001, the Company assumed the existing capital leases of NCE. The leased equipment consists of the following:

	Asset Balance at December 31,
	2001	2002
Laboratory equipment	$1,250	$1,250
Less accumulated amortization	(183)	(383)

	$1,067	$867

        Future minimum lease payments under capital lease as of December 31, 2002 are as follows:

Total minimum lease payments	$520
Less: Amount representing interest	(30)

Present value of minimum lease payments	490
Current portion	490

Long-term portion	$—

8. Income Taxes

        Income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2000	2001	2002
Current:
Federal	$12,147	$17,481	$18,790
State	593	484	485

	12,740	17,965	19,275

Deferred:
Federal	1,190	1,519	2,911
State	159	223	500

	1,349	1,742	3,411

	$14,089	$19,707	$22,686

        The differences between income tax expense and income taxes computed using a federal statutory rate of 35% for the years ended December 31, 2000, 2001 and 2002, were as follows:

	Year Ended December 31,
	2000	2001	2002
Pre-tax income at statutory rate	$13,188	$18,935	$22,133
Increase (reduction) in taxes resulting from:
Tax-free interest income	(32)	(249)	(333)
State taxes, net of federal benefit	489	459	640
Other, net	444	562	246

	$14,089	$19,707	$22,686

        The tax effects of temporary differences giving rise to significant portions of the deferred tax assets and liabilities are as follows:

	December 31,
	2001	2002
Deferred tax assets:
Accruals	$154	$121
Amortization	305	305
Lease costs	51	43
Inventory	59	88
Interest	276	376
Other	181	306
Research and experimentation credit carryforwards	174	174
Net operating loss carryforwards	1,709	1,320

Deferred tax assets	2,909	2,733
Deferred tax liabilities:
Property and equipment depreciation differences (accelerated depreciation for tax purposes)	(3,560)	(5,579)
Non-taxable equity earnings	(1,120)	(2,340)

Net deferred tax liability	$(1,771)	$(5,186)

        The preceding table does not include the deferred tax (liability) asset of ($200) and $58 at December 31, 2001 and 2002, associated with the Company's unrealized gain (loss) on investment securities, available-for-sale, discussed in Note 5.

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

9. Stockholders' Equity

        During the years ended December 31, 2001 and 2002, the Company repurchased 20 shares at a cost of $451 and 1,098 shares at a cost of $23,228, respectively.

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

        On July 20, 2000, the Board of Directors approved a 2-for-1 split of the Company's common stock to stockholders of record as of August 8, 2000. All shares and per share information included in the accompanying consolidated financial statements have been restated to reflect the stock split.

Employee Stock Purchase Plan

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

        During each offering, an employee may purchase shares under the Plan by authorizing payroll deductions up to 10% of their cash compensation during the offering period. The maximum number of shares to be issued to any single employee during an offering period is limited to one thousand. At the end of the offering period, the accumulated payroll deductions will be used to purchase common stock on the last business day of the offering period at a price equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the years ended December 31, 2001 and 2002 employees purchased 18 and 34 shares, respectively.

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

        Following is a summary of the status of stock option programs during 2000, 2001 and 2002:

	Year Ended December 31,
	2000		2001		2002
	Number of Shares	Weighted Exercise Price	Number of Shares	Weighted Exercise Price	Number of Shares	Weighted Exercise Price
Outstanding, beginning of year	2,183	$3.23	2,112	$9.56	2,364	$17.56
Granted	572	26.72	661	37.24	449	24.49
Exercised	(532)	1.37	(320)	1.84	(284)	2.59
Forfeited	(111)	11.34	(89)	32.23	(102)	28.86

Outstanding, end of year	2,112	9.56	2,364	17.56	2,427	20.21

Options exercisable, end of year	817		788		844

Weighted-average fair value of options granted during the year		$13.08		$17.04		$15.01

        The following table summarizes information about stock options outstanding as of December 31, 2001:

		Outstanding Options		Exercisable Options
Range of Option Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.06- 6.58	976	5.4 years	$2.23	776	$2.18
$6.59-13.12	253	7.2 years	10.03	4	10.25
$13.13-19.66	9	3.0 years	15.07	5	15.02
$19.67-26.20	505	8.6 years	24.56	0	0.00
$26.21-32.74	136	8.8 years	27.93	0	0.00
$32.75-39.27	88	9.0 years	34.61	0	0.00
$39.28-45.81	367	9.1 years	43.23	0	0.00
$45.82-52.35	23	8.5 years	48.80	3	48.62
$52.36-58.89	5	8.9 years	54.88	0	0.00
$58.90-65.44	2	9.0 years	65.44	0	0.00

	2,364			788

        The following summarizes information about stock options outstanding as of December 31, 2002:

		Outstanding Options		Exercisable Options
Range of Option Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.06-$ 6.54	700	4.50	$2.27	663	$2.20
$6.54-$13.09	233	6.18	$10.03	135	$10.03
$13.09-$19.63	32	7.47	$17.03	9	$15.05
$19.63-$26.18	856	8.32	$24.66	11	$23.75
$26.18-$32.72	145	7.91	$27.82	1	$28.66
$32.72-$39.26	84	8.03	$34.67	18	$35.19
$39.26-$45.81	348	8.09	$43.22	1	$41.84
$45.81-$52.35	22	7.45	$48.60	6	$48.55
$52.35-$58.89	5	7.87	$54.84	0	$0.00
$58.89-$65.44	2	7.99	$65.44	0	$0.00

	2,427	7.66	$20.21	844	$4.98

        The following are the shares of common stock reserved for issuance at December 31, 2002:

Number of Shares
Employee Stock Option Plans	4,486
Employee Stock Purchase Plan	529

Shares reserved for issuance	5,015

        Under SFAS No. 123, Accounting for Stock Based Compensation, compensation cost for stock option grants would be based on the fair value at the grant date, and the resulting compensation expense would be shown as an expense on the consolidated statements of income. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro-forma amounts:

	Year Ended December 31,
	2000	2001	2002
Net income:
As reported	$23,593	$34,394	$40,551
Pro forma	$22,869	$32,369	$38,188
Earnings per share:
Basic as reported	$0.78	$1.04	$1.24
Basic pro forma	$0.75	$0.98	$1.17
Diluted as reported	$0.74	$1.01	$1.22
Diluted pro forma	$0.71	$0.95	$1.15

        The per share weighted-average fair value of stock options granted is determined using the Black-Scholes option-pricing model with the following weighted-average assumptions.

	2000	2001	2002
Expected Life (years):
ISO	4	4	5
Non-qualified	4	4	5
Interest rate	6.48%	4.39%	3.03%
Volatility	60.60%	71.20%	71.29%
Dividend yield	—	—	—

Shareholder Rights Plan

        The Company has adopted a Shareholder Rights Plan, the purpose of which is, among other things, to enhance the Board's ability to protect shareholder interests and to ensure that shareholders receive fair treatment in the event any coercive takeover attempt of the Company is made in the future. The Shareholder Rights Plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, the Company or a large block of the Company's Common Stock. The following summary description of the Shareholder Rights Plan does not purport to be complete and is qualified in its entirety by reference to the Company's Shareholder Rights Plan, which has been previously filed with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form 8-A.

        In connection with the adoption of the Shareholder Rights Plan, the Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of Common Stock to stockholders of record as of the close of business on September 19, 2002. The Rights currently are not exercisable and are attached to and trade with the outstanding shares of Common Stock. Under the Shareholder Rights Plan, the Rights become exercisable if a person becomes an "acquiring person" by acquiring 15% or more of the outstanding shares of Common Stock or if a person commences a tender offer that would result in that person owning 15% or more of the Common Stock. A stockholder owning 15% or more of the common stock of the Company as of September 19, 2002, is "grandfathered" under the Shareholder Rights Plan and will become an "acquiring person" upon acquiring an additional 1/2% of the Common Stock. If a person becomes an "acquiring person," each holder of a Right (other than the acquiring person) would be entitled to purchase, at the then-current exercise price, such number of shares of the Company's preferred stock which are equivalent to shares of Common Stock having twice the exercise price of the Right. If the Company is acquired in a merger or other business combination transaction after any such event, each holder of a Right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company's common stock having a value of twice the exercise price of the Right.

Stock Purchase Warrants

        In March 2002, the Company issued warrants to purchase 53 shares of common stock at an exercise price of $40 for 26 shares and $45 for 27 shares to Bristol-Myers Squibb Company (BMS) in connection with an agreement entered into with BMS. Such warrants, which had a value of $500 on the date of issuance, were charged to operations with a corresponding credit to stockholders' equity. The value of warrants issued was determined using the Black-Scholes option-pricing model with the following assumptions.

Expected Life (years)	5.0
Interest rate	4.18%
Volatility	62.00%
Dividend yield	—

        Under that agreement, BMS transferred intellectual property to the Company, consisting of one of BMS's late-stage pre-clinical drug candidates, along with patent applications covering Attention Deficit Hyperactivity Disorder and central nervous system indications related both to this candidate and structural analogs. If the Company is successful in out-licensing this intellectual property to a third-party, the Company will be required to issue additional warrants to purchase common stock to BMS with a value of up to $2,500. Alternatively, the Company may elect to retain the intellectual property for internal development, at which time the Company would be required to issue the additional warrants to BMS. The Company may also opt to return the intellectual property to BMS within eighteen months of the original agreement. Under this scenario the Company would not be required to issue the additional warrants.

10. Employee Benefit Plan

        The Company maintains a savings and profit sharing plan under section 401(k) of the Internal Revenue Code covering all eligible employees. Employees must complete one calendar month of service and be over 20.5 years of age as of the plan's entry dates. Participants may contribute up to 15% of their compensation, subject to IRS limitations. The Company currently makes matching contributions equal to 50% of the participant's contributions (up to a limit of 6% of the participant's compensation). In addition, the Company has reserved the right to make discretionary profit sharing contributions to employee accounts. The Company has made no discretionary profit sharing contributions. Employer matching contributions vest at a rate of 20% per year beginning after two years of participation in the plan. Employer matching contributions were $272, $436 and $608 for the years ended December 31, 2000, 2001 and 2002, respectively.

11. Lease Commitments

        The Company leases both facilities and equipment used in its operations and classifies those leases as operating leases following the provisions of SFAS No. 13, Accounting for Leases.

        The Company has long-term operating leases for its Albany, New York office and laboratory facilities with a shareholder of the Company. The present leases expire in December 2013. The leases contain a renewal option at the option of the Company. The Company is responsible for paying the cost of utilities, operating costs, and increases in property taxes.

        The Company leases additional laboratory facilities under separate agreements with non-related parties. The Company also leases various equipment with terms ranging from three to five years.

        Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2002 are as follows:

	Related Party	Other	Total
Year ending December 31
2003	$846	$1,517	$2,363
2004	1,021	1,322	2,343
2005	1,021	1,139	2,160
2006	1,021	1,166	2,187
2007	1,084	1,002	2,086
Thereafter	5,814	1,316	7,130

        Rental expense amounted to approximately $1,048, $1,635 and $1,922 during the years ended December 31, 2000, 2001 and 2002, respectively. Included within rent expense was approximately $275, $275 and $709 that was paid to the aforementioned related party of the Company during the years ended December 31, 2000, 2001 and 2002, respectively.

12. Related Party Transactions

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

        In 2000, 2001 and 2002, the Company awarded Technology Incentive Compensation to the inventor of the terfenadine carboxylic acid metabolite technology. The inventor is a director, officer and shareholder of the Company. The amounts awarded and included in the consolidated statements of income for the years ended December 31, 2000, 2001 and 2002 are $2,921, $4,165 and $5,107, respectively. Included in accrued compensation in the accompanying consolidated balance sheets at December 31, 2001 and 2002 are unpaid Technology Development Incentive Compensation awards of $1,241 and $1,327, respectively.

  (b) Lease Agreement

        As described in Note 11, the Company currently has long-term operating leases for its Albany, New York office and laboratory facilities with a shareholder of the Company.

  (c) Notes Receivable

        From time to time the Company makes loans to employees of the Company in the form of notes receivable. The notes receivable and accrued interest will not be repaid to the Company provided the employee remains in the employ of the Company throughout the term of the loan. If employment is terminated prior to the end of the loan term, a pro-rata portion of the principal and interest shall be repaid to the Company. Notes receivable from employees at December 31, 2001 and 2002 totaled $455 and $339, respectively. The amounts forgiven and charged to operations in the consolidated statements of income for the years ended December 31, 2000, 2001 and 2002 are $20, $20 and $200, respectively.

  (d) Telecommunication Services

        A member of the Company's board of directors is the Chief Executive Officer of one of the providers of telephone and internet services to the Company. This telecommunications company was paid $89 and $162 for services rendered to the Company in 2001 and 2002, respectively.

13. Royalty & Licensing Arrangement

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

14. Legal Proceedings

        The Company, from time to time, may be involved in various claims and legal proceedings arising in the ordinary course of business. The Company is not currently a party to any such claims or proceedings which, if decided adversely to the Company, would either individually or in the aggregate have a material adverse effect on The Company's business, financial condition, results of operations or cash flows.

        Aventis Pharmaceuticals, the U.S. pharmaceutical business of Aventis S.A., is currently involved in legal proceedings with Barr Laboratories, Inc. regarding an Abbreviated New Drug Application (ANDA) filed by Barr Laboratories with the U.S. Food and Drug Administration seeking authorization to produce and market a generic version of Allegra. Aventis Pharmaceuticals has filed three patent infringement suits against Barr in August and September of 2001 and in January 2002 against Barr alleging infringement of certain U.S. patents related to fexofenadine HCl 60 mg capsules, 30, 60, and 180 mg tablets of fexofenadine HCl, and Allegra-D, an extended-release tablet for oral administration. A trial date has been set for September 2004. In addition, Aventis filed a patent infringement lawsuit against Impax Laboratories in March 2002 after Impax filed an ANDA to produce and market a generic version of Allegra-D. In late 2002 and early 2003, three other generic companies filed ANDAs for Allegra products. Aventis has either brought a patent infringement lawsuit or is evaluating its legal options with respect to these additional filings. In the U.S. Aventis holds multiple method of use, formulation, process and composition patents with respect to Allegra. Under the Company's arrangements with Aventis, the Company will receive royalties until expiration of its underlying patents or until they are earlier determined to be invalid and/or unenforceable. Under applicable federal law, marketing of an FDA-approved generic capsule or tablet at minimum may not commence unless and until a decision favorable to a generic challenger is rendered in the patent litigation or until 30 months have elapsed, whichever comes first. Aventis is taking the lead in preparing and executing a strategy to defend and enforce the intellectual property rights that exist with respect to Allegra.

15. Concentration of Business

        For the years ended December 31, 2000, 2001 and 2002, contract revenue from the Company's three largest customers represented approximately 22%, 13% and 12% for 2000 and 18%, 14% and 10% for 2001 and 12%, 12% and 7% for 2002, of total contract revenue for such years, respectively. In the majority of circumstances, there are agreements in force with these entities that provide for the Company's continued involvement in present research projects. However, there regularly exists the possibility that the Company will have no further association with these entities once these projects conclude.

        Contract revenue by geographic region, based on the location of the customer, and expressed as a percentage of total net contract revenue follows:

	Year Ended December 30,
	2000	2001	2002
United States	93%	93%	93%
Europe	6	4	4
Other countries	1	3	3

Total	100%	100%	100%

        All significant long-lived assets of the Company are located within the United States.

16. Fair Value of Financial Instruments

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

        Equity investment in unconsolidated affiliate and subordinated debenture bond from unconsolidated affiliate: The fair value of the Organichem investment is not readily determinable as the company is privately held. At December 31, 2002, management estimates that the fair value of the convertible subordinated debenture from Organichem approximates the carrying value of $15,000.

        Long-term Debt:    The carrying value of long-term debt was approximately $5,726 and $5,496 at December 31, 2002 and 2001, respectively. Management estimates that the fair value of long-term debt was approximately $5,726 and $5,496 at December 31, 2002 and 2001, respectively, based upon interest rates available to the Company for issuance of similar debt with similar terms and remaining maturities.

17. Adoption of New Accounting Pronouncements

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

	For the year ended December 31,
	2000	2001	2002
	(in thousands except per share amounts)
Net Income
Reported Net Income	$23,593	$34,394	$40,551
Add back: Goodwill amortization	527	1,568	—

Adjusted Net Income	$24,120	$35,962	$40,551

Basic earnings per share
Reported Net Income	$0.78	$1.04	$1.24
Add back: Goodwill amortization	.08	.05	—

Adjusted Net Income	$.86	$1.09	$1.24

Diluted earnings per share
Reported Net Income	$0.74	$1.01	$1.22
Add back: Goodwill amortization	.02	.05	—

Adjusted Net Income	$.76	$1.06	$1.22

        The Company is required to perform goodwill impairment tests on an annual basis. In 2002, the Company completed its transition impairment test for goodwill as of January 1, 2002 based on a discounted cash flow method and no impairment charge was required. During the 2002 the Company performed its annual impairment test as of June 30, 2002 as required by SFAS No. 142. The Company's valuation was reviewed by a third party. The results of the valuation and review indicated there was no impairment of the Company's goodwill. However, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

        The components of intangible assets are as follows:

	Cost	Accumulated Amortization	Net	Amortization Period
December 31, 2001
Microbial Cultures	$4,511	$227	$4,284	15 years
Patents and Licensing Rights	529	44	485	16 years

	$5,040	$271	$4,769

December 31, 2002
Microbial Cultures	$4,511	$454	$4,057	15 years
Patents and Licensing Rights	819	72	747	16 years

	$5,330	526	$4,804

        Estimated future annual amortization expense related to intangible assets is approximately $270 through the year ended December 31, 2006.

        Effective January 1, 2002, the Company adopted Emerging Issues Task Force (EITF) 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires reimbursed expenses such as chemicals and shipping costs to be included both as revenue and cost of goods sold in the income statement. Prior to adoption, the Company included these costs as a reduction of contract revenue. The Adoption of EITF 00-10 had no impact on the Company's operating results but did have the effect of reducing the Company's gross margin percentage. The implementation of EITF 00-10 resulted in additional contract revenues and cost of contract revenues of $2,497, $3,522 and $3,303 for the years ended December 31, 2000, 2001 and 2002, respectively.

18. Subsequent Event (unaudited)

        During the first quarter of 2003 the Company completed the acquisition of Organichem Corporation. On January 1, 2003 the Company exercised its conversion option with respect to $15.0 million of Organichem subordinated debentures. The conversion of the debentures into additional shares of Organichem common stock increased the Company's ownership in Organichem from 39.2% to 75%. On February 12, 2003, the Company purchased the remaining outstanding shares of Organichem for $29.9 million in cash. The purchase price was funded through borrowings under the Company's new five year $30.0 million term loan which matures on February 11, 2008. The term loan bears interest at a variable rate based on the Company's leverage ratio. The Company also refinanced $25.5 million of Organichem's existing bank debt using the Company's new $30.0 million line of credit. The line of credit bears interest at a variable rate based on the Company's leverage ratio. The acquisition will allow the Company to perform large-scale manufacturing of pharmaceutical intermediates and active ingredients.

        The following unaudited pro forma condensed combined balance sheet gives effect to the acquisition of Organichem Corporation by Albany Molecular Research, Inc. (AMRI) referred to as if it had occurred on December 31, 2002. The Company has yet to finalize the purchase price allocation.

Pro Forma Combined
Assets
Current assets:
Cash and cash equivalents	$35,051
Investment securities, available-for-sale	94,699
Accounts receivable, net	25,265
Royalty income receivable	13,251
Inventory	32,161
Unbilled services	555
Prepaid Expenses and other current assets	6,424

Total current assets	207,406
Property and equipment, net	130,292
Other assets
Goodwill	41,628
Intangible assets and patents, net	4,804
Equity investments in unconsolidated affiliates	397
Other assets	1,520

Total other assets	48,349

Total assets	$386,047

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$14,442
Unearned income	1,116
Short term debt	18,000
Current installments of long-term debt	11,770
Other current liabilities	4,630

Total current liabilities	49,958
Long-term liabilities:
Long-term debt and capital leases, excluding current installments	35,281
Deferred Income taxes	9,856

Other long term liabilities	8,585

Total liabilities	103,680

Stockholders' equity	282,367

Total liabilities and stockholders' equity	$386,047

        The following table summarizes the preliminary allocation of the purchase price to the estimated fair value of the assets acquired at the date of acquisition:

Cash	$213
Accounts receivable	11,693
Inventory	17,259
Other current assets	3,648
Property and equipment	57,774
Other assets	595

Total assets	91, 182
Accounts payable and other accrued expenses	10,688
Long-term debt	44,085
Deferred tax liabilities	5,008
Other liabilities	6,385

Total liabilities	66,151

Net assets acquired	25,031
Purchase price adjustments:
Inventory	1,500
Accrued liabilities	(2,160)

Adjusted net assets acquired	24,371
Cumulative purchase price	48,818

Goodwill	$24,447

18. Selected Quarterly Consolidated Financial Data (unaudited)

      The following tables present unaudited consolidated financial data for each quarter of 2000, 2001 and 2002

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2000
Contract revenue	$8,326	$9,450	$10,481	$11,617
Gross profit	3,447	3,896	4,384	4,791
Milestones and royalties	5,680	7,744	7,469	8,333
Income from operations	6,240	8,431	8,650	9,102
Net income	4,418	5,862	5,826	7,486
Net income per share:
Basic	$0.15	$0.20	$0.20	$0.23
Diluted	$0.14	$0.19	$0.19	$0.22
2001
Contract revenue	$13,305	$14,724	$15,358	$16,947
Gross profit	5,505	6,092	6,565	7,226
Milestones and royalties	8,760	10,648	9,918	12,349
Income from operations	9,889	11,764	11,407	13,354
Net income	7,745	8,868	8,480	9,301
Net income per share:
Basic	$0.24	$0.27	$0.26	$0.27
Diluted	$0.23	$0.26	$0.25	$0.27
2002
Contract revenue	$16,680	$17,756	$19,015	$18,237
Gross profit	7,105	7,478	8,122	7,670
Milestones and royalties	10,725	14,075	13,061	13,278
Income from operations	12,081	14,800	14,620	14,913
Net income	8,768	10,560	10,211	11,012
Net income per share:
Basic	$0.26	$0.32	$0.32	$0.34
Diluted	$0.26	$0.32	$0.31	$0.33

        Contract revenue and gross profit have been restated to reflect the impact of EITF 00-10 as discusssed in Note 17.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        The information appearing under the captions "Independent Accountants" in the Company's definitive proxy statement relating to the annual meeting of stockholders to be held May 21, 2003 is incorporated herein by reference.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information appearing under the captions "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on May 21, 2003 is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

        The information appearing under the captions "Executive Compensation—Summary Compensation,—Compensation Committee Interlocks and Insider Participation, and—Agreements with Named Executive Officers," and "Information Regarding Directors—The Board of Directors and its Committees" in the Company's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on May 21, 2003 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information appearing under the caption "Principal and Management Stockholders" in the Company's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on May 21, 2003 is incorporated herein by reference.

Equity Compensation Plan Information—The following table provides information about the securities authorized for issuance under the Company's equity compensation plans as of December 31, 2002:

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders(1)	2,448	(2)	$20.13	2,567	(3)
Equity compensation plans not approved by security holders	—		—	—

Total	2,448		$20.13	2,567

(1)
Consists of the Stock Option Plan and the Employee Stock Purchase Plan (ESPP).

(2)
Does not include purchase rights accruing under the ESPP because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.

(3)
Includes shares available for future issuance under the ESPP and Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information appearing under the caption "Certain Transactions" in the Company's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on May 21, 2003 is incorporated herein by reference.

ITEM 14, CONTROLS AND PROCEDURES

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

  (b)
  Changes in internal controls.

        None.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information appearing under the caption "Audit Fees" in the Company's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on May 21, 2003 is incorporated herein by reference.

PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)
  Financial Statements.

(1)
Financial Statements

        The consolidated financial statements and notes are listed under Part II, Item 8, Financial Statements and Supplementary Data.

        Index to Consolidated Financial Statements.

  (a)
  Consolidated balance sheets at December 31, 2001 and 2002.

  (b)
  Consolidated statements of income for the years ended December 31, 2000, 2001 and 2002.

  (c)
  Consolidated statements of stockholders' equity and comprehensive income for the years ended December 31, 2000, 2001 and 2002.

  (d)
  Consolidated statements of cash flows for the Years Ended December 31, 2000, 2001 and 2002.

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

  (b)
  Reports on Form 8-K.

        None.

  (c)
  Exhibits.

        The Company hereby files as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index on pages 75 through 77 of this Annual Report.

  (d)
  Financial Statement Schedules.

        The Company hereby files as part of this Annual Report on Form 10-K the financial statement schedule listed in Item 16(a)(2) set forth above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALBANY MOLECULAR RESEARCH, INC.
DATED: MARCH 31, 2003	By:	/s/ Thomas E. D'Ambra Thomas E. D'Ambra, Ph.D. Chairman of the Board, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas E. D'Ambra Thomas E. D'Ambra, Ph.D.	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	March 31, 2003
/s/ David P. Waldek David P. Waldek	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 31, 2003
/s/ Donald E. Kuhla Donald E. Kuhla, Ph.D.	Executive Vice President and Director	March 31, 2003
/s/ Paul S. Anderson Paul S. Anderson, Ph.D.	Director	March 31, 2003
/s/ Frank W. Haydu Frank W. Haydu, III	Director	March 31, 2003
/s/ Kevin O'Connor Kevin O'Connor	Director	March 31, 2003
/s/ Anthony M. Tartaglia Anthony M. Tartaglia, M.D.	Director	March 31, 2003

I, David P. Waldek, certify that:

1.
I have reviewed this annual report on Form 10-K of Albany Molecular Research, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date with 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective action s with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ DAVID P. WALDEK Name: David P. Waldek Title: Chief Financial Officer, Treasurer and Secretary

I, Thomas E. D'Ambra, Ph.D., certify that:

1.
I have reviewed this annual report on Form 10-K of Albany Molecular Research, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date with 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective action s with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ THOMAS E. D'AMBRA Name: Thomas E. D'Ambra, Ph.D. Title: Chief Executive Officer, President and Director

ALBANY MOLECULAR RESEARCH, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2000, December 31, 2001 and December 31, 2002

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions Charged to Reserves	Balance at End of Period
Allowance for doubtful accounts
2000	$110,000	—	—	—	$110,000
2001	$110,000	$200,000	—	$(92,000)	$218,000
2002	$218,000	—	—	—	$218,000
Note receivable reserve
2000	$84,000	—	—	$(43,723)	$40,277
2001	$40,277	—	—	—	$40,277
2002	$40,277	—	$(8,000)		$32,277

EXHIBIT INDEX

Exhibit No.	Description
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
10.5
Form of Indemnification Agreement between the Company and each of its directors (incorporated herein by reference to Exhibit 10.5 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 333-58795) ).
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

10.7
Principles of Cooperation Between Albany Molecular Research and Cambrex Corporation dated February 1, 1997 by and between the Company and Cambrex Corporation (excluding certain portions which have been omitted as indicated based upon an order for confidential treatment, but which have been filed separately with the Commission) (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Company's Registration Statement on Form S- 1 (File No. 333-58795) ).
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
23.2
The description of the Company's Rights to purchase shares of the Company's Series A Junior Participating Cumulative Preferred Stock contained in the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on September 19, 2002.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
ALBANY MOLECULAR RESEARCH, INC. INDEX TO ANNUAL REPORT ON FORM 10-K
PART I
  ITEM 1. BUSINESS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS ALBANY MOLECULAR RESEARCH, INC.
Report of Independent Accountants
ALBANY MOLECULAR RESEARCH, INC. CONSOLIDATED STATEMENTS OF INCOME Years Ended December 31, 2000, 2001 and 2002 (Dollars in thousands, except per share amounts)
ALBANY MOLECULAR RESEARCH, INC. CONSOLIDATED BALANCE SHEETS December 31, 2001 and 2002 (Dollars in thousands, except per share amounts)
ALBANY MOLECULAR RESEARCH, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended December 31, 2000, 2001 and 2002 (In thousands)
ALBANY MOLECULAR RESEARCH, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2000, 2001 and 2002 (In thousands, except per share amounts)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  ITEM 14, CONTROLS AND PROCEDURES
PART IV
  ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
SIGNATURES
ALBANY MOLECULAR RESEARCH, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS Years Ended December 31, 2000, December 31, 2001 and December 31, 2002
EXHIBIT INDEX