Form 10-Q
period 2003-03-31
ALBANY MOLECULAR RESEARCH INC
filed 2003-05-15
CIK 1065087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Yes         ☒            No           ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes         ☒            No           ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2003

Common Stock, $.01 par value

31,895,970

ALBANY MOLECULAR RESEARCH, INC.

PART I — FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Income

(unaudited)

(Dollars in thousands, except for per share data)

	Three Months Ended
	March 31, 2003	March 31, 2002

Contract revenue	$33,839	$16,680
Recurring royalties	11,100	10,724
Total revenue	44,939	27,404

Cost of contract revenue	26,012	9,574
Technology incentive award	1,110	1,073
Research and development	5,565	1,619
Selling, general and administrative	6,129	3,057
Total costs and expenses	38,816	15,323

Income from operations	6,123	12,081

Equity in (loss) income of unconsolidated affiliates	(67)	490
Minority interest in consolidated subsidiary	133	—
Other income, net	217	1,196

Income before income tax expense	6,406	13,767

Income tax expense	2,274	4,999

Net income	$4,132	$8,768

Basic earnings per share	$0.13	$0.26

Diluted earnings per share	$0.13	$0.26

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	March 31, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,265	$34,838
Investment securities, available-for-sale	82,425	94,699
Accounts receivable, net	23,469	13,572
Royalty income receivable	11,095	13,251
Inventory	34,137	13,402
Unbilled services	485	555
Prepaid expenses and other current assets	5,842	2,776
Total current assets	198,718	173,093

Property and equipment, net	130,760	72,518

Other assets:
Goodwill	42,936	17,181
Intangible assets and patents, net	4,793	4,804
Equity investments in unconsolidated affiliates	286	19,215
Convertible subordinated debenture from unconsolidated affiliate	—	15,000
Other assets	1,291	925
Total other assets	49,306	57,125

Total assets	$378,784	$302,736

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable and accrued expenses	$8,956	$3,509
Unearned income	784	1,116
Accrued compensation	2,838	3,878
Current installments of capital leases	372	507
Current installments of long-term debt and capital leases	4,888	198
Other current liabilities	148	752
Total current liabilities	17,986	9,960

Long-term liabilities:
Long-term debt and capital leases, excluding current installments	60,828	5,281
Long-term pension and postretirement liability	7,643	—
Deferred income taxes	9,775	5,128
Other long-term liabilities	505	—
Total liabilities	96,737	20,369

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 33,488,926 shares issued at March 31, 2003, and 33,445,274 shares issued at December 31, 2002	335	334
Additional paid-in capital	182,693	182,642
Retained earnings	128,386	124,254
Accumulated other comprehensive loss	(274)	(1,184)
	311,140	306,046

Less, treasury shares at cost, 1,484,600 shares in 2003; 1,118,000 shares in 2002	(29,093)	(23,679)
Total stockholders’ equity	282,047	282,367
Total liabilities and stockholders’ equity	$378,784	$302,736

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31, 2003	March 31, 2002

Operating activities
Net income	$4,132	$8,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,035	938
Abandonment Loss	1,400	—
Allowance for bad debts	210	—
Tax benefit of stock options	66	—
Amortization of deferred financing fees	207	—
Warrant Issuance expense	—	500
Equity earnings of unconsolidated affiliates	66	(489)
Minority interest in consolidated subsidiaries	(133)	—
Deferred income tax expense	233	(198)

(Increase) decrease in operating assets, net of business acquisition:
Accounts receivable	(2,752)	(2,773)
Royalty income receivable	2,155	1,623
Unbilled services	70	(861)
Inventory, prepaid expenses and other assets	132	(2,010)
(Decrease) increase in:
Accounts payable and accrued expenses	(5,271)	(1,896)
Income tax payable	1,449	3,991
Unearned income	(332)	(1,764)
Other liabilities	(1,900)	(179)
Net cash provided by operating activities	2,767	5,650

Investing activities
Proceeds from maturity of investment securities	12,145	21,222
Purchase of businesses, net of cash acquired	(28,305)	(300)
Purchases of property and equipment	(4,654)	(5,161)
Payments for patent applications and other costs	(91)	(57)
Net cash (used in) provided by investing activities	(20,905)	15,704

Financing activities
Borrowings on long-term debt	30,060	—
Principal payments on long-term debt	(117)	(132)
Purchase of treasury stock	(5,414)	(10,020)
Proceeds from sale of common stock	36	268
Net cash provided by (used in) financing activities	24,565	(9,884)

Increase in cash and cash equivalents	6,427	11,470

Cash and cash equivalents at beginning of period	34,838	46,919

Cash and cash equivalents at end of period	$41,265	$58,389

See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information.  These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.  These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Effective January 1, 2003, AMRI began consolidating its financial results with Organichem Corporation (“Organichem”).  As a result, AMRI’s revenues and expenses in the first quarter of 2003 include the results for Organichem for the full quarter.  During 2002, AMRI included its proportionate share of Organichem’s net income in its income statement as equity in income of unconsolidated affiliates. Organichem is a cGMP custom manufacturer specializing in process development and commercial scale synthesis, as well as high potency, low temperature and controlled substance manufacturing.

The Company recognizes revenue under full-time equivalent contracts on a monthly basis as work is performed based on the terms of the contract.  Time and material contract revenues are recognized based on the number of hours devoted to the projected multiplied by the customer’s billing rates plus the material costs incurred.  Fixed fee contract revenue is recognized by the Company as projects are completed and delivered.  In general, contract provisions include predetermined payment schedules, or the submission of appropriate billing detail establishing prerequisites for billings. Unbilled services arise when services have been rendered under these contracts but customers have not been billed. Similarly, unearned income represents prebilling for services that have not yet been performed. Any losses on contracts are recorded when they are determinable and estimable.

Certain of the Company’s contracts for discovery services include provisions which contain licensing, milestone and royalty payments should the Company’s proprietary technology and expertise lead to the discovery of new products that reach the market. Generally, the provisions for licensing, milestone and royalty payments included in our contracts are related to the occurrence of specific identifiable events.   The Company recognizes revenues from licensing fees over the estimated life of the agreement to which the licensing fees relate or when our commitment to perform services under the agreement has been fulfilled.  Milestones are recognized into revenues when the milestone has been achieved, collection of the milestone is probable and the Company’s performance obligation has been met.  The Company recognized royalty revenues in the period in with the related product sale occurs.

On an infrequent basis, the Company may hold material at the request of a customer due to capacity constraints at third party formularies and the customer’s lack of a storage facility meeting FDA requirements. When such events occur, revenue is recognized when all of the following criteria are met;

a)     Risks of ownership have passed to the customer.

b)    The customer has made a written fixed commitment to purchase the goods.

c)     There is a reasonable fixed schedule of delivery.

d)    The customer, not the Company, has requested the transaction to be on a bill and hold basis due to a substantial business purpose.

e)     The Company does not retain any specific performance obligations such that the earning process was not complete.

f)     The products ordered have been segregated for the customer.

g)    The products have been completed and are ready for shipment.

Cost of revenue consists primarily of compensation and associated fringe benefits for employees and other direct project-related costs.

Revenues from bulk manufacturing performed by Organichem are recognized when the related product is shipped.

Note 2 - Stock Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (‘‘APB’’) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees,’’ and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded only if, on the date of grant, the current market price of the underlying stock exceeded the exercise price. Any compensation expense would be recognized over the vesting period.  The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March, 31
(in thousands, except per share data)	2003	2002
Net Income, as reported	$4,132	$8,768
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects.	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	604	588
Pro Forma net income	$3,528	$8,180

Earnings per share:
Basic as reported	$0.13	$0.26
Basic pro-forma	$0.11	$0.25

Diluted as reported	$0.13	$0.26
Diluted pro-forma	$0.11	$0.24

Note 3 – Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

(in thousands)

	Three Months Ended March 31,
	2003	2002
Weighted average common shares outstanding	32,231	33,097
Dilutive effect of stock options	530	807
Weighted average common shares outstanding, assuming dilution	32,761	33,904

Note 4 – Comprehensive Income

The Company is required to report comprehensive income and its components in accordance with the provisions of the Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income.”

The following table presents the components of the Company’s comprehensive income for the three months ended March 31, 2003 and 2002:

(in thousands)

	Three Months Ended March 31,
	2003	2002

Net income	$4,132	$8,768

Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of taxes	(129)	(297)

Total comprehensive income	$4,003	$8,471

Note 5 – Business Acquisition

On January 1, 2003 the Company exercised its conversion option with respect to $15.0 million of Organichem subordinated debentures. The conversion of the debentures into additional shares of Organichem common stock increased the Company’s ownership in Organichem from 39.2% to 75.0%. On February 12, 2003, the Company purchased the remaining outstanding shares of Organichem for $29.9 million in cash. The purchase price was funded through borrowings under the Company’s new five year $35.0 million term loan which matures on February 11, 2008. The term loan bears interest at a variable rate based on the Company’s leverage ratio. The Company also refinanced $25.5 million of Organichem’s existing bank debt using the Company’s new $30.0 million line of credit. The line of credit also bears interest at a variable rate based on the Company’s leverage ratio. The acquisition will allow the Company to perform large-scale manufacturing of pharmaceutical intermediates and active pharmaceutical ingredients.

Results of Organichem’s operations since January 1, 2003 have been included in the Company’s consolidated financial statements.  Minority interest earnings of $133 were recorded for the period of January 1, 2003 through February 12, 2003.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair value of the assets acquired.  The allocation will be finalized upon the completion of the Company’s valuation of Organichem in the second quarter of 2003.

(in thousands)
Assets:

Cash	$1,621
Accounts receivable	7,356
Inventories	18,685
Other current assets	3,305
Property, plant & equipment	57,921
Other assets	571

Total Assets	89,459
Liabilities:

Accounts payable and accrued expenses	13,642
Long-Term Debt	25,546
Deferred Tax liabilities	4.691
Other Liabilities	6,123

Total Liabilities	50,002
Purchase price adjustments:

Inventory write up to fair value	1,500
Pension liability adjustment	(2,200)
Deferred tax adjustment	275
Accrued liabilities adjustment	(535)

Net Assets Acquired	38,497
Purchase price:

Cash	29,926
Conversion of subordinated debentures	15,000
Accumulated equity investment	19,326

Purchase Price	64,252

Goodwill	$25,755

The following table shows the unaudited condensed pro forma statements of income for the periods ended March 31, 2003 and 2002 as if the Organichem purchase had occurred at January 1, 2002:

(in thousands)

	Three Months Ended
	March 31, 2003	March 31, 2002

Contract revenue	$33,839	$39,710
Recurring royalties	11,100	10,724
Total revenue	44,939	50,434

Cost of contract revenue	26,012	28,426
Technology incentive award	1,110	1,073
Research and development	5,565	2,521
Selling, general and administrative	6,129	4,551
Total costs and expenses	38,816	36,571

Income from operations	6,123	13,863

Equity earnings of unconsolidated affiliate	(67)	(122)
Other income, net	217	(114)

Income before income tax expense	6,273	13,627

Income tax expense	2,227	5,047

Net income	$4,046	$8,580

Basic earnings per share	$0.13	$0.26

Diluted earnings per share	$0.12	$0.25

Note 6 – Inventory

Inventory consisted of the following at March 31, 2003 and December 31, 2002:

(in thousands)

	March 31, 2003	December 31, 2002
Raw materials	$5,503	$3,426
Work in process	12,681	6,381
Finished goods	15,953	3,595
Total	$34,137	$13,402

At March 31, 2003 and December 31, 2002, the Company had inventory of libraries included in work in progress of $5,640 and $5,186, respectively, and in finished goods of $3,595 for both periods.

The increase in inventory at March 31, 2003 is primarily the result of inventory purchased in connection with the acquisition of Organichem described in Note 5.

Note 7 – Property and equipment

Property and equipment consists of the following:

(in thousands)	March 31, 2003	December 31, 2002

Laboratory equipment and fixtures	$79,500	$45,420
Office equipment	11,051	7,085
Leasehold improvements	14,261	15,451
Construction-in-progress	20,176	7,631
Buildings	32,376	10,348
Land	1,907	1,395
	159,271	87,330
Less accumulated depreciation and amortization	(28,511)	(14,812)
	$130,760	$72,518

Depreciation and amortization expense of property and equipment was $3,305 and $938 for the periods ended March 31, 2003 and 2002, respectively.

Note 8 – Intangible Assets

The components of intangible assets are as follows:

(in thousands)	Cost	Accumulated Amortization	Net	Amortization Period

March 31, 2003
Microbial Cultures	$4,511	$498	$4,013	15 years
Patents and Licensing Rights	910	130	780	16 years
	$5,421	$628	$4,793

December 31, 2002
Microbial Cultures	$4,511	$454	$4,057	15 years
Patents and Licensing Rights	819	72	747	16 years
	$5,330	$526	$4,804

Amortization expense related to intangible assets for the three months ended March 31, 2003 was $102.

Estimated future annual amortization expense related to intangible assets is approximately $408 per year through the year ended December 31, 2007.

Note 9 – Long-Term Debt

The Company entered into a $30.0 million term loan and $35.0 million line of credit to fund the acquisition of Organichem.  The term loan matures in February, 2008 and bears interest at a variable rate based on the Company’s leverage ratio (rate was 2.34% as of March 31, 2003).   The line of credit expires in February 2006 and bears interest at a variable rate based on the Company’s leverage ratio (rate was 2.09% as of March 31, 2003).  The term loan and line of credit contain certain financial covenants, including a maximum leverage ratio, a minimum required operating cash flow coverage ratio, a minimum earnings before interest and taxes to interest ratio and a minimum current ratio.  Other covenants include limits on asset disposals and the payment of dividends.

The Company maintains variable interest rate industrial development authority bonds due in increasing annual installments through 2021.  Interest payments are due monthly with a current interest rate of 1.55%.

As part of the acquisition of Organichem, the Company assumed a note payable of $5.0 million, collateralized by real property of Organichem.  The note payable is due on December 31, 2003.  The note has no stated interest rate and the Company has imputed interest at a rate of 9.44% per annum.

The following table summarizes long-term debt at March 31, 2003;

(in thousands)	2003

Term loan	$30,000
Line of credit	25,546
Note payable	4,673
Variable interest rate industrial development authority bonds	5,490
Note payable to financing company in monthly installments of $1 through 2004	7

65,716
Less current portion	4,888
$60,828

The aggregate maturities of long-term debt at March 31, 2003 are as follows;

(in thousands)
2003	$4,888
2004	1,303
2005	1,301
2006	26,857
2007	1,316
Thereafter	30,051
$65,716

The Company maintains a $1.0 million guarantee on a line of credit of Fluorous Technologies, Inc., an unconsolidated affiliate.  As of March 31, 2003, no amounts were outstanding on the line of credit.

Note 10 – Employee Benefit Plans

Organichem maintains two non-contributory defined benefit plans and a non-contributory, unfunded postretirement welfare plan, covering substantially all employees.  Benefits for the salaried defined benefit plan are based on salary and years of service.  Benefits for the hourly defined benefit plan (for union employees) are based on negotiated benefits and years of service.  Plan assets are invested principally in a commingled stock fund, mutual funds and securities issued by the United States Government.

At March 31, 2003, $7,643 was recorded as a long-term pension and postretirement liability in the condensed consolidated balance sheet.  The liability represents the projected benefit obligation in excess of plan assets as of December 31, 2002, plus additional periodic pension costs during the period ended March 31, 2003.  The liability was estimated using the following assumptions:

Discount rate	6.75%
Assumed rate of return on plan assets	8.00%
Assumed annual rate of compensation increase	3.50%

For postretirement welfare plan measurement purposes, the assumed annual rates of increase in the per capita cost of covered healthcare benefits was 5.0% for managed care programs, which grade to 3.5% for all programs in the year 2005 and remain at that level thereafter.

Note 11 – Operating Segment Data

The Company has organized its sales, marketing and production activities into the two segments discussed below.  The Company’s management relies on an internal management accounting system to report results of the segments.  The system includes revenues and cost information by segment.  The Company’s management makes financial decisions and allocates resources based on the information it receives from this internal system.  Based on the criteria set forth in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has the reportable segments of Albany Molecular Research and Organichem.  The significant accounting policies of these segments are described in footnote 1.

Albany Molecular Research includes activities such as drug lead discovery, optimization, drug development and small scale commercial manufacturing.  Organichem includes pilot to commercial scale manufacturing of active pharmaceutical ingredients and intermediates and high potency and controlled substance manufacturing all of which are in compliance with the Food and Drug Administration’s (FDA) current Good Manufacturing Practices.

The accounting methodology for each segment item is noted below;

Revenue –Revenue is recorded based upon services and sales to each segment’s defined customers.

Gross Margin – Gross Margin is recorded based on revenue less cost of revenue.  Cost of revenue is based on revenue recorded to each segment’s defined customers.

Depreciation and amortization – Depreciation is recorded on fixed assets located at each segment’s facilities.  Amortization represents amortization of intangible assets at Albany Molecular Research.

Operating expenses (other than depreciation and amortization) – Represent unallocated expenses such as research and development, technology incentive compensation and selling, general and administrative expenses.

Total Assets – Represent assets specifically identifiable and recorded to each operating segment.

The following table contains earnings data by operating segment, reconciled to consolidated totals included in the financial statements:

(in thousands)

	AMR	Organichem	Total
Contract Revenue	15,713	18,126	33,839
Recurring Royalty Revenue	11,100	—	11,100
Consolidated Total Revenue	26,813	18,126	44,939

Contract Revenue Gross Margin	5,590	2,237	7,827

Total Gross Margin			18,927

Operating Expenses
Depreciation and Amortization	(1,745)	(1,290)	(3,035)
Technology Incentive Compensation			(1,110)
Research and Development			(5,565)
Selling, General and Administrative			(3,094)

Operating Income			6,123
Reconciling items:
Interest Income, net	469	(252)	217
Other			66
Consolidated income before income tax expense			$6,406

The following table contains balance sheet and other data by operating segment;

	AMR	Organichem	Total
Total assets	$265,431	$113,353	$378,784
Goodwill included in total assets	$17,181	$25,755	$42,936
Equity investment in unconsolidated affiliate	$286	—	$286
Capital expenditures	$2,525	$2,129	$4,654

Note 12 – Financial Information by Customer Concentration and Geographic Area

Total contract revenue from Albany Molecular Research’s three largest customers represented approximately 14%, 10% and 7% of Albany Molecular Research total contract revenue for the three months ended March 31, 2003, and 13%, 12% and 9% of total contract revenue for the three months ended March 31, 2002. Total contract revenues from Organichem’s largest customer represented 85% of Organichem total contract revenue. Amersham Health PLC accounted for approximately 27% of the Company’s total revenue for the three months ended March 31, 2003.

The Company’s total contract revenue by operating segment for the three months ended March 31, 2003 and 2002 was recognized from customers in the following geographic regions:

	Three Months Ended March 31,
	2003	2002

AMRI:

United States	93%	93%
Europe	3%	5%
Other	4%	2%

Total	100%	100%

2003

Organichem:

Europe	81%
United States	18%
Other	1%

Total	100%

Note 13 – Disposal of Long-Lived Assets

In March 2003, the Company terminated its lease at its Coralville, IA facility subsequent to relocating its combinatorial biocatalysis discovery services from Coralville, IA to its Mt. Prospect, IL facility.  The relocation was conducted to gain operating efficiencies by integrating its combinatorial biocatalysis discovery services with existing infrastructure established at the Mt. Prospect facility.

The Company abandoned leasehold improvements at the Coralville, IA facility in connection with the closing.   The Company recorded a loss of $1,400 equal to the carrying amount of the assets as of March 2003.  The loss was included in selling, general and administrative expenses in the first quarter 2003 condensed consolidated statement of income.

Note 14– Swap Agreement

Organichem maintains a swap agreement that hedged its previous term facility interest rate exposure.  The Company acquired the swap as part of the acquisition described in Note 5.  Under the terms of the agreement, each party makes payments on a notional amount equal to the amount outstanding on the term facility.  The Company pays a fixed rate of 7.15% and the counterparty pays a floating rate based on LIBOR.  The swap agreement expires on November 15, 2003.  Since the previous term facility has been refinanced with new loans, the swap in an ineffective hedge and therefore changes in fair value are charged to operations.

For the quarter ended March 31, 2003, the weighted average rate received from the counterparty was 1.4%.  The fair value of the interest rate swap agreement, which represents the cash the Company would pay to settle the agreement, was $256 at March 31, 2003, and is recorded as a swap contract liability on the balance sheet in the caption other long term liabilities.  The Company recognized $94 as interest expense related to the swap during the period ended March 31, 2003.

Note 15 – Environmental Costs

Under a 1999 agreement, Organichem has assumed a maximum liability of $5,500 related to environmental remediation associated with its operations.  Organichem has recorded management’s best estimate of the environmental liability associated with its operations.  As of March 31, 2003, the liability was $407 and was included in other long-term liabilities on the condensed consolidated balance sheet.

Further information and developments, including legislative and enforcement developments, will require the Company to continually reassess the expected impact of these environmental matters.  However, the Company has evaluated its total environmental exposure based on currently available data, including its potential joint and several liability, and believes that compliance with all laws and regulations will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 16 – Related Party Transactions – Notes Receivable

From time to time the Company makes loans to its employees in the form of notes receivable. The notes receivable and accrued interest will not be repaid to the Company provided the employee remains in the employ of the Company throughout the term of the loan. If employment is terminated prior to the end of the loan term, a pro-rata portion of the principal and interest shall be repaid to the Company.   Notes receivable from related parties, which is included in “other assets”, totaled $283 and $399, respectively, at March 31, 2003 and December 31, 2002.

Note 17 – Recent Accounting Pronouncements

In July 2002, the FASB issued Statement No. 146 ‘‘Accounting for Costs Associated with Exit or Disposal Activities.’’ This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, ‘‘Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).’’ Statement 146 replaces Issue 94-3 and is effective for all exit activities after December 31, 2002.  The Company’s adoption of this statement did not have a material impact on its financial position, results of operations or cash flows.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (‘‘FIN 45’’). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. It also incorporates without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.  The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company’s adoption of FIN 45 did not have a material impact on its financial position, results of operations or cash flows.

In December 2002, the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS 148 introduces two additional methods of transition for those companies that adopt SFAS 123’s provisions for fair value recognition. The first method, the Modified Prospective Approach, would allow the Company to prospectively apply the provisions of SFAS 123 to all new awards and to the unvested portions of awards that have been granted since the effective date of SFAS 123. The second method, the Limited Retrospective Approach, is the same as the Modified Prospective Approach except that all prior period financial statements would be restated as if SFAS 123 had been adopted for recognition purposes as of its effective date. The Company can elect not to apply these two additional methods and continue our fair value recognition under the provisions of SFAS 123. SFAS 148 requires the disclosures required in annual statements under SFAS 123 to be included in interim financial statements. The guidance and provisions for interim and annual disclosures under SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company has elected to continue using the intrinsic value method proscribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company has included the required disclosures under SFAS 148 in its financial statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, ‘‘Consolidation of Variable Interest Entities’’ (“FIN 46”). FIN 46 provides guidance that determines conditions as to whether consolidation of a Variable Interest Entity is required. The requirements of FIN 46 are applicable to preexisting entities as of the beginning of the first interim period beginning after June 15, 2003. Transition disclosure requirements of FIN 46 are required in all financial statements of interim or annual periods ending after February 1, 2003.  The Company does not expect this interpretation to have a material impact on its financial position, results of operations or cash flows.

Note 18 – Legal Proceedings

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

Aventis Pharmaceuticals, the U.S. pharmaceutical business of Aventis S.A., is currently involved in legal proceedings with Barr Laboratories, Inc. regarding an Abbreviated New Drug Application (ANDA) filed by Barr Laboratories with the U.S. Food and Drug Administration seeking authorization to produce and market a generic version of Allegra. Aventis Pharmaceuticals has filed three patent infringement suits against Barr in August and September of 2001 and in January 2002 alleging infringement of certain U.S. patents related to 30, 60, and 180 mg tablets of fexofenadine HCl, and Allegra-D, an extended-release tablet for oral administration. A trial date has been set for September 2004. In addition, Aventis filed a patent infringement lawsuit against Impax Laboratories in March 2002 after Impax filed an ANDA to produce and market a generic version of Allegra-D. In late 2002 and early 2003, three other generic companies filed ANDAs for Allegra products. Aventis has either brought a patent infringement lawsuit or is evaluating its legal options with respect to these additional filings. In the U.S. Aventis holds multiple method of use, formulation, process and composition patents with respect to Allegra. Under the Company’s arrangements with Aventis, the Company will receive royalties until expiration of its underlying patents or until they are earlier determined to be invalid and/or unenforceable. Under applicable federal law, marketing of an FDA-approved generic capsule or tablet at minimum may not commence unless and until a decision favorable to a generic challenger is rendered in the patent litigation or until 30 months have elapsed, whichever comes first. Aventis is taking the lead in preparing and executing a strategy to defend and enforce the intellectual property rights that exist with respect to Allegra.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our results of operations and financial condition should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the Notes thereto included within this report. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “intend,” “expect,” “anticipate,” “believe,” and “continue” or similar words.  The Company’s actual results may differ materially from such forward-looking statements as a result of numerous factors, some of which the Company may not be able to predict and may not be within the Company’s control.  Factors that could cause such differences include, but are not limited to, the company’s ability to recruit and retain experienced scientists, trends in pharmaceutical and biotechnology companies outsourcing chemical research and development, including continued softness in these markets, the loss of a significant customer, sales of Allegra (including any deviations in estimates provided by Aventis) and the company’s receipt of significant royalties from the Allegra license agreement, the risk that Allegra may be approved for over-the-counter use, and Claritin’s approval for over-the-counter use, the Company’s and Aventis’ ability to successfully enforce our respective intellectual property, patent rights and technology, including with respect to the generic companies’ Abbreviated New Drug Application filings, the integration and operating risks associated with the company’s acquisition of Organichem,  the Company’s ability to successfully develop novel compounds and lead candidates in its collaborative arrangements, the Company’s and  ability to take advantage of proprietary technology and expand the scientific tools available to it, the ability of the Company’s strategic investments and acquisitions to perform as expected and any goodwill impairment related to such investments and acquisitions, the Company’s ability to successfully complete its ongoing expansion projects on schedule and integrate acquired companies, and the Company’s ability to effectively manage its growth, as well as those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003.  All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future.  References to “we,” “us,” and “our,” refers to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole.

Critical Accounting Policies And Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, unbilled revenue, income taxes, pension and postretirement liabilities and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

As part of our strategy to provide a comprehensive offering of natural product and chemical lead finding discovery services and technologies to our customers, we have acquired natural product libraries and related assets and are producing novel compound libraries and chemical screening libraries. We have estimated the fair value of our natural product libraries obtained as part of our acquisition of New Chemical Entities in January 2001 and have included their value in our inventory. We are also capitalizing the cost of internally producing our novel compound and screening libraries in our inventory.  In February 2003, we obtained Eli Lilly’s & Co.’s collection of natural product libraries including source materials, purified screening library samples, chemical analytical data and chemistry database tools. As part of our collaboration with Eli Lilly we have also initiated efforts to significantly enhance our biological screening. We expect our investment in biological screening to be operational by the end of 2003. The combination of these investments should enhance our ability to market and sell our libraries, sales of which to date have not been significant. Total chemical library and natural products related assets recorded on our balance sheet as of March 31, 2003 were $13.8 million. If we are unable to successfully execute our business plan, or if actual market conditions are less favorable than those projected by management, we may be required to write-down the value of these assets, resulting in a charge to operations.

We have an equity investment in a company that has operations in an area within our strategic focus. We record an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in their current carrying value, thereby possibly requiring an impairment charge in the future.

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

Our interest rate swap contract was used to hedge previous variable debt held by Organichem.  Organichem hedged its interest rate exposure by fixing the rate of interest it paid on its former variable debt.

We maintain pension and postretirement benefit costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in the related pension and postretirement benefit costs or credits may occur in the future due to changes in the assumptions.

Contract Revenue

Our contract revenue consists primarily of fees earned under contracts with third-party customers and reimbursed expenses under such contracts. Reimbursed expenses consist of chemicals and other costs reimbursed by customers.  Reimbursed expenses vary from contract to contract.  We view total contract revenue as our primary measure of revenue growth rather than licensing fees and royalties, which are dependent upon our licensee’s sales.

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

Typically, our full-time equivalent contracts have terms of six months or longer and our time and materials contracts have terms of one to twelve months. Fixed-price contracts are entered into for much shorter periods of time, generally two to six months. Because our fixed-price contracts relate to projects that are generally limited in scope and are of short duration, we have not historically experienced any material cost overruns under these contracts. Our full-time equivalent contracts provide for annual adjustments in billing rates for the scientists assigned to the contract. Generally, our contracts may be terminated by the customer upon 30 days’ to one-year’s prior notice, depending on the size of the contract. We recognize revenue under full-time equivalent contracts on a monthly basis as work is performed based on the terms of the contract. Time and material contract revenues are recognized based on the number of hours devoted to the project multiplied by the customer’s billing rates plus the material costs incurred. Fixed fee contract revenue is recognized by us as projects are completed and delivered.

On an infrequent basis, we may hold material at the request of a customer due to capacity constraints at third party formularies and the customer’s lack of a storage facility meeting FDA requirements. When such events occur, revenue is recognized when all of the following criteria are met;

h)	Risks of ownership have passed to the customer.
i)	The customer has made a written fixed commitment to purchase the goods.
j)	There is a reasonable fixed schedule of delivery.
k)	The customer, not the Company, has requested the transaction to be on a bill and hold basis due to a substantial business purpose.
l)	We do not retain any specific performance obligations such that the earning process was not complete.
m)	The products ordered have been segregated for the customer.
n)	The products have been completed and are ready for shipment.

Cost of revenue consists primarily of compensation and associated fringe benefits for employees and other direct project-related costs.

Revenues from bulk manufacturing performed by Organichem are recognized when the related product is shipped.

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

Environmental Costs

In the ordinary course of business we are subject to environmental laws and regulations, and have made provisions for the estimated financial impact of environmental cleanup related costs.  The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in the remediation or settlement.  Our policy is to accrue environmental cleanup related costs when those costs are believed to be probable and can be reasonably estimated.

Results of Operations – Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenues

Total contract revenue.

Total contract revenue for the first quarter of 2003 increased $17.1 million to $33.8 million, compared to $16.7 million for the same period in 2002.  The increase resulted from the additional revenues from Organichem Corporation, which was acquired during the first quarter of 2003.  Organichem contract revenues for the first quarter of 2003 were $18.1 million, a decrease of 21.2% compared to contract revenue of $23.0 million during the first quarter of 2002. Organichem’s contract revenue decreased due to a shift in the production plan of its largest customer. Excluding Organichem contract revenue, contract revenues decreased $1.0 million to $15.7 million in the first quarter of 2003 due to the difficult economic environment and reductions in chemistry spending by pharmaceutical and biotechnology companies.  We see this negative trend continuing, at least for the short term.

Recurring royalty revenue.  Recurring royalty revenue consists of royalties from Aventis under a license agreement based on sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere.  Royalty payments are due within 45 days after the end of a calendar quarter and are determined based on sales in that quarter.  Royalty revenue for the first quarter of 2003 increased $0.4 million to $11.1 million, compared to $10.7 million in 2002.  The increase was attributable to increased sales of fexofenadine HCl by Aventis.  In its first quarter 2003 earnings release conference call Aventis indicated that prescription growth for Allegra in the United States during the first quarter of 2003 was approximately 10%.  The lower sales growth as compared to prescription growth was attributed by Aventis to wholesaler destocking of Allegra products.

Total revenue.  Total revenue consists of contract revenue and recurring royalty revenue.  Total revenue for the first quarter of 2003 increased $17.5 million to $44.9 million, compared to $27.4 million for the same period in 2002.

Costs and Expenses

Cost of contract revenue.  Our cost of contract revenue, from which we derive gross profit from contract revenue, consists primarily of compensation and associated fringe benefits for employees and other direct project related costs.  Cost of contract revenue increased $16.4 million to $26.0 million in the first quarter of 2003 from $9.6 million for the same period in 2002.  The increase primarily resulted from the acquisition of Organichem in the first quarter of 2003, contributing  $15.9 million of the increase.   Excluding Organichem, AMRI contract revenue gross margin decreased to 35.6% in the first quarter of 2003 compared to 42.6% for the same period in 2002, primarily due to lower contract revenues. Organichem’s contract revenue gross margin decreased to 12.3% in the first quarter of 2003 compared to 22.0% for the same period in 2002. The decrease was due to lower contract revenues and $300,000 for purchase accounting expenses related to an increase in the values of inventories for purchase accounting on the date of acquisition.

Technology incentive award.  We maintain a Technology Development Incentive Plan, the purpose of which is to stimulate and encourage novel innovative technology development by our employees.  This plan allows eligible participants to share in a percentage of the net revenue earned by us relating to patented technology with respect to which the eligible participant is named as an inventor.  The technology incentive award expense incurred under our Technology Development Incentive Plan was $1.1 million for both fiscal year 2003 and 2002.

Research and development.  Research and development expense consists of compensation and benefits for scientific personnel for work performed on proprietary research projects and costs of supplies, related chemicals and overhead costs.  Research and development expense increased $3.9 million to $5.6 million for the first quarter of 2003 compared to $1.6 million for the same period in 2002.  The increase in research and development primarily related to the acquisition of Organichem as well as a reallocation of scientific personnel to research and development projects as a result of the reduction in customer contracts.

Selling, general and administrative.  Selling, general and administrative expenses consists of compensation and related fringe benefits for marketing and administrative employees, professional service fees, marketing costs and all costs related to facilities and information services.  Selling, general and administrative expenses increased $3.0 million to $6.1 million for the first quarter of 2003 compared to $3.1 million for the same period in 2002.  The dollar increase was primarily attributable to $1.4 million in disposal costs of abandoned assets, the acquisition of Organichem and a $0.4 million increase in payroll and related expenses.  Selling, general and administrative expenses represented 18.1% of total contract revenue in the first quarter of 2003 as compared to 18.3% in the first quarter of 2002.

Equity earnings of unconsolidated affiliates.  Equity earnings of the unconsolidated affiliate consists of our portion of the earnings of our unconsolidated affiliate Fluorous Technologies, Inc.  Equity earnings of the unconsolidated affiliate decreased  $0.6 million to ($0.1) million for the first quarter of 2003 compared to $.5 million for the same period in 2002.  During 2002, our proportionate share of Organichem’s net income was recorded as equity earnings of unconsolidated affiliates.  Effective January 1, 2003, we began consolidating our financial results with Organichem.

Minority interest in consolidated subsidiary.  Minority interest in our consolidated subsidiary of $133 during the first quarter of 2003 represents 25.0% of the earnings of our Organichem for the period January 1, 2003 through February 12, 2003.  On February 12, 2003, we completed our acquisition of Organichem and increased our ownership percentage from 75.0% at January 1, 2003 to 100.0% at February 12, 2003.

Other income, net.  Other income consists of interest income, interest expense, and other non-operating income and expenses.  Other income decreased $1.0 million to $0.2 million for the first quarter of 2003 compared to $1.2 million for the corresponding period in 2002.  Interest income, which is the primary component of other income totaled $0.7 million for first quarter of 2003 compared to $1.1 million for the corresponding period in 2002.  The decrease in interest income was due to the continued lower interest rate environment in 2003 and the decrease in cash and investment balances due to purchases of property, plant and equipment and the repurchase of shares of our common stock.  The remaining $.6 million decrease in other income, net, resulted from an increase in interest expense.  The increase in interest expense resulted from the new debt borrowings entered into during the first quarter of 2003 related to the acquisition of Organichem.

Income tax expense.  Income tax expense decreased to $2.3 million during the first quarter of 2003 compared to $5.0 million in the first quarter of 2002.  The effective rate for our provision for income taxes was 35.5% in the first quarter of 2003 as compared to 36.3% for the same period in 2002.  The reduction in the effective rate resulted primarily from corporate tax planning.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities.  During the first three months of 2003, we generated cash of $2.8 million from operating activities.  During the first three months of 2003, we used $20.9 million from investing activities, we received $12.1 million from the maturity of investment securities, used $28.3 million to purchase Organichem and used $4.7 million for acquisition of property and equipment.  During the first three months of 2003, we generated $24.6 million for financing activities, consisting of $30.1 million in long-term debt borrowings, offset by $5.4 million used to repurchase shares of our common stock and $0.1 million in payments on capital leases and long-term debt.  Working capital was $180.7 million at March 31, 2003 as compared to $163.1 million as of December 31, 2002.  The primary source of the increase were assets purchased in the Organichem acquisition.

We entered into a $30.0 million term loan and $35.0 million line of credit to fund the acquisition of Organichem.  The term loan matures in February, 2008 and bears interest at a variable rate based on the Company’s leverage ratio (rate was 2.34% as of March 31, 2003).   The line of credit expires in February 2006 and bears interest at a variable rate based on the Company’s leverage ratio (rate was 2.09% as of March 31, 2003).  The term loan and line of credit contain certain financial covenants, including a maximum leverage ratio, a minimum required operating cash flow coverage ratio, a minimum earnings before interest and taxes to interest ratio and a minimum current ratio.  Other covenants include limits on asset disposals and the payment of dividends.

The following table sets forth our obligations to make future payments under long-term debt agreements;

Total	Under 1 Year	1-3 Years	4-5 Years	After 5 Years
$65,716	$4,888	$2,604	$28,173	$30,051

We maintain a $1.0 million guarantee on a line of credit of Fluorous Technologies, Inc., an unconsolidated affiliate.  As of March 31, 2003, no amounts were outstanding on the line of credit.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. The Company maintains variable rate debt and a swap agreement that hedged previous Organichem variable debt which was repaid as part of the Organichem acquisition in the first quarter of 2003.

The Company does not expect changes in interest rates in fiscal 2003 to have a material effect on income or cash flows; however, there can be no assurances that interest rates will not materially change. The Company does not believe that a hypothetical adverse change of 1% in interest rates would have a material adverse affect on the Company’s financial condition.

Item 4.  Controls and Procedures

(a)   Evaluation of disclosure controls and procedures.

As required by new rule 13a-15 under the Securities Exchange Act of 1934, within 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of the date of completion of the evaluation, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the new rules, we will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Aventis Pharmaceuticals, the U.S. pharmaceutical business of Aventis S.A., is currently involved in legal proceedings with Barr Laboratories, Inc. regarding an Abbreviated New Drug Application (ANDA) filed by Barr Laboratories with the U.S. Food and Drug Administration seeking authorization to produce and market a generic version of Allegra. Aventis Pharmaceuticals has filed three patent infringement suits against Barr in August and September of 2001 and in January 2002 against Barr alleging infringement of certain U.S. patents related to fexofenadine HCl 30, 60, and 180 mg tablets, and Allegra-D, an extended-release tablet for oral administration. A trial date has been set for September 2004. In addition, Aventis filed a patent infringement lawsuit against Impax Laboratories in March 2002 after Impax filed an ANDA to produce and market a generic version of Allegra-D. In late 2002 and early 2003, three other generic companies filed ANDAs for Allegra products. Aventis has either brought a patent infringement lawsuit or is evaluating its legal options with respect to these additional filings. In the United States, Aventis holds multiple method of use, formulation, process and composition patents with respect to Allegra. Under the Company’s arrangements with Aventis, the Company will receive royalties until expiration of its underlying patents or until they are earlier determined to be invalid and/or unenforceable. Under applicable federal law, marketing of an FDA-approved generic capsule or tablet at minimum may not commence unless and until a decision favorable to a generic challenger is rendered in the patent litigation or until 30 months have elapsed, whichever comes first. Aventis is taking the lead in preparing and executing a strategy to defend and enforce the intellectual property rights that exist with respect to Allegra.

Item 6.        Exhibits and Reports Filed on Form 8-K

(a)       Exhibits.

None

(b)       Reports on Form 8-K.

On January 16, 2003 and March 17, 2003, Albany Molecular Research, Inc. filed reports on Form 8-K and 8-K/A, respectively, announcing the exercise of its conversion option with respect to the $15 million of Organichem subordinated debentures.

On February 27, 2003, Albany Molecular Research, Inc. filed a report on Form 8-K reporting the Organichem acquisition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALBANY MOLECULAR RESEARCH, INC.

Date:	May 15, 2003	By:	/s/ Thomas E. D’Ambra, Ph.D.
Thomas E. D’Ambra, Ph.D.
Chairman and Chief Executive Officer

Date:	May 15, 2003	By:	/s/ David P. Waldek

David P. Waldek

Treasurer and Chief Financial Officer

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350,

as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Thomas E. D’Ambra, Ph. D., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Albany Molecular Research, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, and in light of the circumstances under which such statements were made are not misleading with respect to the period covered by this quarterly report;

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

Date:	May 15, 2003	By:	/s/ Thomas E. D’Ambra, Ph.D.
Thomas E. D’Ambra, Ph.D.
Chairman and Chief Executive Officer

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350,

as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, David P. Waldek, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Albany Molecular Research, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, and in light of the circumstances under which such statements were made are not misleading with respect to the period covered by this quarterly report;

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

Date:	May 15, 2003	By:	/s/ David P. Waldek
David P. Waldek
Treasurer and Chief Financial Officer