Form 10-Q
period 2003-06-30
ALBANY MOLECULAR RESEARCH INC
filed 2003-08-14
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Outstanding at July 31, 2003

Common Stock, $.01 par value

31,801,931

ALBANY MOLECULAR RESEARCH, INC.

PART I — FINANCIAL INFORMATION

Item 1.                         Condensed Consolidated Financial Statements

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Income

(unaudited)

(Dollars in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Contract revenue	$38,777	$17,756	$72,616	$34,436
Recurring royalties	15,200	14,075	26,300	24,800
Total revenue	53,977	31,831	98,916	59,236

Cost of contract revenue	29,158	10,279	55,170	19,854
Technology incentive award	1,520	1,402	2,630	2,474
Research and development	5,552	2,097	11,117	3,716
Selling, general and administrative	5,304	3,254	11,433	6,311
Total costs and expenses	41,534	17,032	80,350	32,355

Income from operations	12,443	14,799	18,566	26,881

Equity in (loss) income of unconsolidated affiliates	(87)	779	(21)	1,269
Interest income (expense), net	354	988	560	2,104
Other income, net	110	6	122	85

Income before income tax expense	12,820	16,572	19,227	30,339

Income tax expense	4,551	6,013	6,826	11,012

Net income	$8,269	$10,559	$12,401	$19,327

Basic earnings per share	$0.26	$0.32	$0.39	$0.59

Diluted earnings per share	$0.26	$0.32	$0.38	$0.58

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	June 30, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,802	$34,838
Investment securities, available-for-sale	74,829	94,699
Accounts receivable, net	24,826	13,572
Royalty income receivable	15,089	13,251
Inventory	31,992	13,402
Unbilled services	506	555
Prepaid expenses and other current assets	5,270	2,776
Total current assets	200,314	173,093

Property, plant and equipment, net	137,579	72,518

Other assets:
Goodwill	43,503	17,181
Intangible assets and patents, net	4,808	4,804
Investments in unconsolidated affiliates	1,382	19,215
Convertible subordinated debenture from unconsolidated affiliate	—	15,000
Other assets	990	925
Total other assets	50,683	57,125

Total assets	$388,576	$302,736

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable and accrued expenses	$12,454	$4,202
Unearned income	1,539	1,116
Accrued compensation	3,165	3,878
Current installments of capital leases	252	490
Current installments of long-term debt	9,504	215
Other current liabilities	6	59
Total current liabilities	26,920	9,960

Long-term liabilities:
Long-term debt, excluding current installments	55,243	5,281
Long-term pension and postretirement liability	7,006	—
Deferred income taxes	10,579	5,128
Interest rate swap contract liability	747	—
Environmental liability	389	—
Total liabilities	100,884	20,369

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 33,498,131 shares issued at June 30, 2003, and 33,445,274 shares issued at December 31, 2002	335	334
Additional paid-in capital	183,019	182,642
Retained earnings	136,655	124,254
Accumulated other comprehensive loss	(1,015)	(1,184)
	318,994	306,046

Less, treasury shares at cost, 1,673,600 shares in 2003; 1,117,900 shares in 2002	(31,302)	(23,679)
Total stockholders’ equity	287,692	282,367
Total liabilities and stockholders’ equity	$388,576	$302,736

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30, 2003	June 30, 2002

Operating activities
Net income	$12,401	$19,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,252	2,225
Abandonment Loss	1,400	—
Allowance for bad debts	210	—
Tax benefit of stock options	66	—
Amortization of deferred financing fees	12	—
Warrant issuance expense	—	500
Equity in income (loss) of unconsolidated affiliates	154	(1,269)
Minority interest in consolidated subsidiary	(133)	—
Deferred income tax expense	1,036	(122)
Pension and postretirement benefits	(393)	—
Amortization of discount on note payable	(13)	—
Change in fair value of interest rate swap	(166)	—

(Increase) decrease in operating assets, net of business acquisition:
Accounts receivable	(5,351)	(2,198)
Royalty income receivable	(1,838)	(1,656)
Unbilled services	48	(1,097)
Inventory, prepaid expenses and other assets	2,897	(3,397)
(Decrease) increase in:
Accounts payable and accrued expenses	(3,120)	(2,629)
Income tax payable	1,313	1,268
Unearned income	423	(2,004)
Environmental liability	(35)	—
Other liabilities	(13)	(179)
Net cash provided by operating activities	15,150	8,769

Investing activities
Purchase of investments	—	(2,981)
Proceeds from maturity of investment securities	19,655	—
Purchase of business, net of cash acquired	(28,305)	(300)
Purchases of property, plant and equipment	(14,539)	(8,846)
Payments for patent applications and other costs	(163)	(162)
Purchase of equity in unconsolidated affiliates	—	(500)
Net cash used in investing activities	(23,352)	(12,789)

Financing activities
Borrowings on long-term debt	30,010	—
Principal payments on capital leases	(238)	(260)
Principal payments on long-term debt	(1,299)	(214)
Purchase of treasury stock	(7,623)	(20,071)
Proceeds from sale of common stock	316	397
Net cash provided by (used in) financing activities	21,166	(20,148)

Increase (decrease) in cash and cash equivalents	12,964	(24,168)

Cash and cash equivalents at beginning of period	34,838	46,919

Cash and cash equivalents at end of period	$47,802	$22,751

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

Effective January 1, 2003, the Company began consolidating its financial results with Organichem Corporation (“Organichem”).  As a result, the Company’s 2003 revenues and expenses include the results of Organichem.  During 2002, the Company included its proportionate share of Organichem’s net income in its income statement as equity in income of unconsolidated affiliates. Organichem is a cGMP custom manufacturer specializing in process development and commercial scale synthesis, as well as high potency, low temperature and controlled substance manufacturing.

Revenue Recognition

The Company’s revenue recognition policies are in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”).

The Company recognizes revenue under full-time equivalent contracts on a monthly basis as work is performed based on the terms of the contract.  Time and material contract revenues are recognized based on the number of hours devoted to the project multiplied by the customer’s billing rates plus the material costs incurred.  Fixed fee contract revenue is recognized by the Company as projects are completed and delivery is made to the customer.  In general, contract provisions include predetermined payment schedules, or the submission of appropriate billing detail establishing prerequisites for billings. Unbilled services arise when services have been rendered under these contracts but customers have not been billed. Similarly, unearned income represents prebilling for services that have not yet been performed. Any losses on contracts are recorded when they are determinable and estimable.

Certain of the Company’s contracts for discovery services include provisions which contain licensing, milestone and royalty payments should the Company’s proprietary technology and expertise lead to the discovery of new products that reach the market.  Generally, the provisions for licensing, milestone and royalty payments included in our contracts are related to the occurrence of specific identifiable events.   The Company recognizes revenues from licensing fees over the estimated life of the agreement to which the licensing fees relate or when our commitment to perform services under the agreement has been fulfilled.  Milestones are recognized into revenue when the milestone has been achieved, collection of the milestone is probable and the Company’s performance obligation has been met.  The Company recognizes recurring royalties revenue in the period in which the related product sales occur.

Revenues from bulk manufacturing performed by Organichem are recognized upon shipment and the transfer of title to the customer.

Cost of revenue consists primarily of compensation and associated fringe benefits for employees, chemicals, depreciation and other indirect costs.

Certain reclassifications have been made to the December 31, 2002 condensed consolidated balance sheet to conform to the 2003 presentation.

Note 2 - Stock Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded only if, on the date of grant, the current market price of the underlying stock exceeded the exercise price. Any compensation expense would be recognized over the vesting period.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2003	2002	2003	2002
Net Income, as reported	$8,269	$10,559	$12,401	$19,327
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects.	625	610	1,222	1,194
Pro Forma net income	$7,644	$9,949	$11,179	$18,133

Earnings per share:
Basic as reported	$0.26	$0.32	$0.39	$0.59
Basic pro-forma	$0.24	$0.30	$0.35	$0.55

Diluted as reported	$0.26	$0.32	$0.38	$0.58
Diluted pro-forma	$0.24	$0.30	$0.34	$0.54

Note 3 – Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Weighted average common shares outstanding	31,885	32,652	32,056	32,872
Dilutive effect of stock options	499	691	515	744
Weighted average common shares outstanding, assuming dilution	32,384	33,343	32,571	33,616

The number of anti-dilutive options for the three and six month periods ended June 30, 2003 were 2,153 and 1,981, respectively.  The number of anti-dilutive options for the three and six month periods ended June 30, 2002 were 1,458 and 1,391, respectively.

Note 4 – Comprehensive Income

The Company is required to report comprehensive income and its components in accordance with the provisions of the Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income”.

The following table presents the components of the Company’s comprehensive income for the three and six months ended June 30, 2003 and 2002:

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income	$8,269	$10,559	$12,401	$19,327

Other comprehensive loss:

Unrealized gain (loss) on available-for-sale securities, net of taxes	(85)	115	(214)	(182)
Unrealized loss on swap agreement	(656)	—	(656)	—
Total comprehensive income	$7,528	$10,674	$11,531	$19,145

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

The following table summarizes the preliminary allocation of the purchase price to the estimated fair value of the assets acquired as of February 12, 2003.  In June 2003, the Company terminated Organichem’s post-retirement and welfare plan.  This termination resulted in a reduction in post-retirement accrued liabilities of $474, with an offsetting adjustment to goodwill.  The allocation will be finalized upon the completion of the Company’s valuation of Organichem in the third quarter of 2003.

(in thousands)
Assets:

Cash and cash equivalents	$1,621
Accounts receivable, net	7,256
Inventory	18,685
Other current assets	3,305
Property, plant and equipment, net	57,921
Other assets	571

Total Assets	89,359
Liabilities:

Accounts payable and accrued expenses	13,958
Long-term debt	25,546
Deferred tax liabilities	4,699
Other liabilities	6,123

Total Liabilities	50,326
Purchase price adjustments:

Inventory write up to fair value	1,500
FAS 87 Pension liability adjustment	(1,957)
Debt fair value adjustment	(393)
Deferred tax adjustment	275
Write-off deferred financing fees	(167)
Termination benefits	(235)

Net Assets Acquired	38,056
Less: Jan 1 – Feb 12 Organichem net loss included in consolidated operations	399

Total net assets acquired	38,455

Purchase price:

Cash	29,926
Conversion of subordinated debentures	15,000
Accumulated equity investment	19,852

Purchase Price	64,778

Goodwill	$26,323

The following table shows the unaudited condensed pro forma statements of income for the three and six month periods ended June 30, 2003 and 2002 as if the Organichem purchase had occurred at January 1, 2003 and 2002, respectively:

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Contract revenue	$38,777	$41,573	$72,616	$81,283
Recurring royalties	15,200	14,075	26,300	24,799
Total revenue	53,977	55,648	98,916	106,082

Cost of contract revenue	29,158	28,306	55,170	56,432
Technology incentive award	1,520	1,402	2,630	2,475
Research and development	5,552	3,052	11,117	5,573
Selling, general and administrative	5,304	4,524	11,433	9,075
Total costs and expenses	41,534	37,284	80,350	73,555

Income from operations	12,443	18,364	18,566	32,527

Equity in (loss) income of unconsolidated affiliates	(87)	(98)	(21)	(220)
Interest income (expense), net	354	132	560	(74)
Other income, net	110	605	122	697

Income before income tax expense	12,820	19,003	19,227	32,930

Income tax expense	4,551	6,812	6,826	11,966

Net income	$8,269	$12,191	$12,401	$20,964

Basic earnings per share	$0.26	$0.37	$0.39	$0.64

Diluted earnings per share	$0.26	$0.37	$0.38	$0.62

Note 6 – Inventory

Inventory consisted of the following at June 30, 2003 and December 31, 2002:

(in thousands)

	June 30, 2003	December 31, 2002
Raw materials	$11,845	$3,426
Work in process	9,602	6,381
Finished goods	10,545	3,595
Total	$31,992	$13,402

At June 30, 2003 and December 31, 2002, the Company had inventory of libraries included in work in progress of $6,032 and $5,186, respectively and in finished goods of $4,077 and $3,595, respectively.

The increase in inventory at June 30, 2003 is primarily the result of inventory purchased in connection with the acquisition of Organichem described in Note 5.

Note 7 – Property, plant and equipment

Property, plant and equipment consists of the following:

(in thousands)	June 30, 2003	December 31, 2002

Laboratory equipment and fixtures	$84,192	$45,420
Office equipment	12,462	7,085
Leasehold improvements	21,251	15,451
Construction-in-progress	14,779	7,631
Buildings	34,486	10,348
Land	1,906	1,395
	169,076	87,330
Less accumulated depreciation and amortization	(31,497)	(14,812)
	$137,579	$72,518

Depreciation and amortization expense of property and equipment was $3,161 and $6,094 for the three month and six month periods ended June 30, 2003, respectively and $936 and $2,219 for the three month and six month periods ended June 30, 2002, respectively.

Note 8 – Equity Investments

The Company periodically enters into equity investments with companies in the Company’s area of strategic focus.  During the quarter ended June 30, 2003, the Company made two such equity investments in customers, totaling $1,139.  Under the terms of these agreements, the Company provides FTE services to each customer in exchange for equity securities.  The value of the equity securities issued to the Company is determined based upon the recent cash selling price of the customer’s equity securities.  The Company accounts for these investments using the cost method of accounting for investments as the

Company’s ownership interest in each customer is below 20% and the Company does not have the ability to exercise significant influence over the investee.

The Company has recorded these investments at cost equal to the amount of receivables outstanding at the time of the conversion.  Revenue was recognized under the original contract agreements.  At the time of conversion, the Company determined that revenue recognition was appropriate as collection of the receivables was probable.

Note 9 – Intangible Assets

The components of intangible assets are as follows:

(in thousands)	Cost	Accumulated Amortization	Net	Amortization Period
June 30, 2003
Microbial Cultures	$4,511	$571	$3,940	15 years
Patents and Licensing Rights	977	109	868	16 years
	$5,488	$680	$4,808

December 31, 2002
Microbial Cultures	$4,511	$454	$4,057	15 years
Patents and Licensing Rights	819	72	747	16 years
	$5,330	$526	$4,804

Amortization expense related to intangible assets for the three month and six month period ended June 30, 2003 was $83 and $154 respectively.

Estimated future annual amortization expense related to intangible assets is approximately $357 per year through the year ended December 31, 2007.

Note 10 – Long-Term Debt

The Company entered into a $30.0 million term loan and $35.0 million line of credit to fund the acquisition of Organichem.  The term loan matures in February, 2008 and bears interest at a variable rate based on the Company’s leverage ratio.  As of June 30, 2003 the variable interest rate was 2.59%.  The line of credit expires in February 2006 and bears interest at a variable rate based on the Company’s leverage ratio.  As of June 30, 2003 the variable interest rate was 2.10%  The term loan and line of credit contain certain financial covenants, including a maximum leverage ratio, a minimum required operating cash flow coverage ratio, a minimum earnings before interest and taxes to interest ratio and a minimum current ratio.  Other covenants include limits on asset disposals and the payment of dividends.

The Company maintains variable interest rate industrial development authority bonds due in increasing annual installments through 2021.  Interest payments are due monthly with a current interest rate of 1.55%.

As part of the acquisition of Organichem, the Company assumed a note payable of $5.0 million, collateralized by real property of Organichem.  The note payable is due on December 31, 2003.  The note has no stated interest rate and was recorded at fair value as part of the acquisition described in Note 5.

The following table summarizes long-term debt:

(in thousands)	June 30, 2003	December 31, 2002

Term loan	$28,929	—
Line of credit	25,546	—
Note payable	4,995	—
Variable interest rate industrial development authority bonds	5,274	$5,487
Note payable to financing company in monthly installments of $1 through 2004	3	9
	64,747	5,496
Less current portion	9,504	215

Total long-term debt	$55,243	$5,281

The aggregate maturities of long-term debt at June 30, 2003 are as follows:

(in thousands)
2003	$9,504
2004	4,287
2005	4,514
2006	30,070
2007	4,529
Thereafter	11,843
$64,747

Note 11 – Employee Benefit Plans

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

At June 30, 2003, $6,843 was recorded as a long-term pension liability in the condensed consolidated balance sheet for the defined benefit plans.  The liability represents the projected benefit obligation in excess of plan assets as of December 31, 2002, plus additional periodic pension costs during the period ended June 30, 2003.  The liability was estimated using the following assumptions:

Discount rate	6.75%
Assumed rate of return on plan assets	8.00%
Assumed annual rate of compensation increase	3.50%

On June 11, 2003, the Company announced its plan to curtail the Organichem salaried defined benefit pension plans as of August 1, 2003.  Accordingly, the Company will obtain in the third quarter an actuarilly determined curtailment adjustment as of August 1, 2003.  The resulting adjustment will be recorded to the purchase price allocation discussed in Note 5.

Effective June 5, 2003, the Company eliminated all benefits under the Organichem postretirement welfare plan for salaried employees.  The settlement resulted in a reduction to the long-term pension liability of $474.  Postretirement welfare benefits for hourly employees were not settled on June 30, 2003 and remain effective.  $163 was recorded as a long-term postretirement benefit liability in the consolidated balance sheet at June 30, 2003.  The net periodic postretirement pension cost for all employees for the three-month and six-month periods ended June 30, 2003 was $65.

The following assumptions were used to determine the postretirement settlement and the periodic postretirement pension cost as of June 30, 2003:

Health care cost trend	5% in 2003 grading 1%/year to 3.5% in 2005
Discount rate	6.1%

Note 12 – Operating Segment Data

The Company has organized its sales, marketing and production activities into the two segments discussed below.  The Company’s management relies on an internal management accounting system to report results of the segments.  The system includes revenue and cost information by segment.  The Company’s management makes financial decisions and allocates resources based on the information it receives from this internal system.  Based on the criteria set forth in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information", the Company has the reportable segments of Albany Molecular Research (AMR) and Organichem.  The significant accounting policies of these segments are described below.

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

The accounting methodology for each segment item is noted below:

Revenue – Revenue is recorded based upon services and sales to each segment’s defined customers.

Recurring Royalty Revenue – Royalties from agreements with third parties.

Operating Income (before unallocated expenses) – Represents total revenues less cost of contract revenue and technology incentive award.

	Three Months Ended June 30, 2003			Six Months Ended June 30, 2003
(in thousands)	AMR	Organichem	Total	AMR	Organichem	Total

Contract Revenue	$16,238	$22,539	$38,777	$31,951	$40,665	$72,616

Recurring Royalty Revenue	15,200		15,200	26,300		26,300

Consolidated Total Revenue	$31,438	$22,539	$53,977	$58,251	$40,665	$98,916

Operating Income (before unallocated expenses)	$19,275	$4,024	$23,299	$34,855	$6,261	$41,116

Unallocated Expenses:

Research and Development			5,552			11,117
Selling, general and administrative			5,304			11,433

Operating Income			12,443			18,566

Reconciling Items:

Equity in (loss) income of unconsolidated affiliates			(87)			(21)
Interest Income (Expense),net			354			560
Other			110			122

Consolidated income before income taxes			$12,820			$19,227

Supplemental information:

Depreciation and Amortization	$1,881	$1,340	$3,221	$3,634	$2,630	$6,264

The following table contains balance sheet and other data by operating segment;

	June 30, 2003
(in thousands)	AMR	Organichem	Total
Total assets	$270,861	$117,715	$388,576
Goodwill included in total assets	17,180	26,323	43,503
Investments in unconsolidated affiliates	1,382	—	1,382
Capital expenditures	4,801	9,738	14,539

Note 13 – Financial Information by Customer Concentration and Geographic Area

Two customers of Albany Molecular Research represented 19% and 13%, respectively, of total contract revenue for the three month period ended June 30, 2003.  Contract revenue from Organichem’s largest customer Amersham Health PLC (Amersham) represented 79% of Organichem’s contract revenue for the three months ended June 30, 2003.  Amersham accounted for approximately 46% of the Company’s consolidated total revenue for the three months ended June 30, 2003.

Two customers of Albany Molecular Research represented 13% and 13%, respectively, of total contract revenue for the six month period ended June 30, 2003.  Contract revenue from Organichem’s largest customer Amersham represented 74% of Organichem’s contract revenue for the six month period ended June 30, 2003. Amersham accounted for approximately 42% of the Company’s consolidated total revenue for the six month period ended June 30, 2003.

The Company’s contract revenue for the three months and six months ended June 30, 2003 and 2002 was recognized from customers in the following geographic regions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

United States	47%	93%	49%	92%
Europe	50%	4%	48%	5%
Other	3%	3%	3%	3%

Total	100%	100%	100%	100%

Note 14 – Disposal of Long-Lived Assets

In March 2003, the Company terminated its lease at its Coralville, IA facility subsequent to relocating its combinatorial biocatalysis discovery operations from Coralville, IA to its Mt. Prospect, IL facility.  The relocation was conducted to gain operating efficiencies by integrating its combinatorial biocatalysis discovery operations with existing infrastructure established at the Mt. Prospect facility.

The Company abandoned leasehold improvements at the Coralville, IA facility in connection with the closing.  The Company recorded a loss of $1,400 equal to the carrying amount of the assets as of March 2003.  The loss was included in selling, general and administrative expenses in the first quarter 2003 condensed consolidated statement of income.

Note 15– Swap Agreements

The Company entered into two swap agreements effective April 1, 2003.  The objective of these swaps is to hedge interest rate risk associated with future cash flows on the $30 million variable rate term loan described in Note 10.  The following table summarizes these swap transactions:

(in thousands) Swap Description	Notional Amount	AMRI pays	AMRI Receives	Maturity Date	Reprice/Settlement Dates

April 1, 2003 Swap	$13,333	Fixed 3.37%	LIBOR	February, 2008	End of fiscal quarter
April 1, 2003 Swap	$6,667	Fixed 3.36%	LIBOR	February, 2008	End of fiscal quarter

Total	$20,000

The fair value of these hedges, which represents the cash the Company would pay to settle the agreements, is recorded as a swap contract asset/liability with a corresponding offset to other comprehensive income.

Organichem maintains a swap agreement that hedged its previous term facility interest rate exposure.  The Company acquired the swap as part of the acquisition described in Note 5.  Under the terms of the agreement, each party makes payments on a notional amount equal to the amount outstanding on the term facility.  The Company pays a fixed rate of 7.15% and the counterparty pays a floating rate based on LIBOR.  The swap agreement expires on November 15, 2003.  Since the previous term facility has been refinanced with new loans, the swap is an ineffective hedge and therefore changes in fair value are charged to operations.  The amount charged to interest income (expense) in the condensed consolidated statement of income for the three and six month periods ended June 30, 2003 was $166.

For the three month and six month periods ended June 30, 2003, the weighted average rates received from the counterparties on all swaps were 1.29% and 1.31%, respectively.  The fair value of the interest rate swap agreements was $747 and $256 at June 30, 2003 and March 31, 2003, respectively.  The Company recognized $184 and $277 as interest expense related to the swaps during the three and six month periods ended June 30, 2003, respectively.

Note 16 – Environmental Costs (in thousands)

Organichem is involved with an environmental remediation associated with groundwater contamination at its Rensselaer, NY facility.  Costs associated with the remediation include biannual monitoring and reporting to the State of New York’s Department of Environmental Conservation .  Under the remediation plan, Organichem is expected to pay for monitoring and reporting until 2009.  Under a 1999 agreement with its former majority shareholder, Organichem’s maximum liability under the remediation is $5,000.  As of June 30, 2003, $492 in costs have been paid by the Company.

Management has estimated the future liability associated with the remediation based on enforcement rulings, market prices from third parties, when available, and historical cost information for similar activities.  Management’s estimates could be materially impacted in the future by changes in legislative and enforcement rulings.  While a change in estimate based on these factors is reasonably possible in the near term, based on currently available data, the Company believes that compliance with all laws and regulations will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

At June 30, 2003, $389 was recorded for future environmental liabilities in the condensed consolidated balance sheet.

Note 17 – Related Party Transactions – Notes Receivable

From time to time the Company makes loans to its non-officer employees in the form of notes receivable. The notes receivable and accrued interest will not be repaid to the Company provided the employee remains in the employ of the Company throughout the term of the loan. If employment is terminated prior to the end of the loan term, a pro-rata portion of the principal and interest shall be repaid to the Company.  Notes receivable from related parties, which is included in “other assets”, totaled $234 and $339, respectively, at June 30, 2003 and December 31, 2002.

Note 18 – Recent Accounting Pronouncements

In July 2002, the FASB issued Statement No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”.  This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Statement 146 replaces Issue 94-3 and is effective for all exit activities after December 31, 2002.  The Company’s adoption of this statement did not have a material impact on its financial position, results of operations or cash flows.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. It also incorporates without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”, which is being superseded. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.  The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company’s adoption of FIN 45 did not have a material impact on its financial position, results of operations or cash flows.

In December 2002, the Financial Accounting Standards Board issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, which amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”. SFAS 148 introduces two additional methods of transition for those companies that adopt SFAS 123’s provisions for fair value recognition. The first method, the Modified Prospective Approach, would allow the Company to prospectively apply the provisions of SFAS 123 to all new awards and to the unvested portions of awards that have been granted since the effective date of SFAS 123. The second method, the Limited Retrospective Approach, is the same as the Modified Prospective Approach except that all prior period financial statements would be restated as if SFAS 123 had been adopted for recognition purposes as of its effective date. The Company can elect not to apply these two additional methods and continue our fair value recognition under the provisions of SFAS 123. SFAS 148 requires the disclosures required in annual statements under SFAS 123 to be included in interim financial statements. The guidance and provisions for interim and annual disclosures under SFAS 148 are effective for fiscal years ending after December 15, 2002.  The Company has elected to continue using the intrinsic value method proscribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company has included the required disclosures under SFAS 148 in its financial statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 provides guidance that determines conditions as to whether consolidation of a Variable Interest Entity is required. The requirements of FIN 46 are applicable to preexisting entities as of the beginning of the first interim period beginning after June 15, 2003. Transition disclosure requirements of FIN 46 are required in all financial statements of interim or annual periods ending after February 1, 2003.  The Company does not expect this interpretation to have a material impact on its financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  This statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component and amends existing pronouncements as a result of the new Statement.  The Statement is effective for contracts entered into after June 30, 2003.  The Company does not expect the adoption of this statement to have a material effect on its financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  The Statement requires certain instruments to be classified as a liability, including instruments issued in the form of shares that are mandatory redeemable, instruments that at inception embodies an obligation to repurchase the issuer’s equity shares, and instruments that embodies unconditional obligations that must or may be settled by issuing a variable number of equity shares.  The Statement does not change the classification requirements of convertible bonds, puttable stock or other outstanding shares that are conditionally redeemable.  The Statement is effective for instruments entered into after May 31, 2003.  The adoption of this statement did not have a material effect on the Company’s financial position, results of operations or cash flows.

Note 19 – Legal Proceedings

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our results of operations and financial condition should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the Notes thereto included within this report. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “intend,” “expect,” “anticipate,” “believe,” and “continue” or similar words.  The Company’s actual results may differ materially from such forward-looking statements as a result of numerous factors, some of which the Company may not be able to predict and may not be within the Company’s control.  Factors that could cause such differences include, but are not limited to, the company’s ability to recruit and retain experienced scientists, trends in pharmaceutical and biotechnology companies outsourcing chemical research and development, including continued softness in these markets, the loss of a significant customer, sales of Allegra (including any deviations in estimates provided by Aventis) and the company’s receipt of significant royalties from the Allegra license agreement, the risk that Allegra may be approved for over-the-counter use, and Claritin’s approval for over-the-counter use, the Company’s and Aventis’ ability to successfully enforce their respective intellectual property, patent rights and technology, including with respect to the generic companies’ Abbreviated New Drug Application filings, the integration and operating risks associated with the company’s acquisition of Organichem,  the Company’s ability to successfully develop novel compounds and lead candidates in its collaborative arrangements, the Company’s ability to take advantage of proprietary technology and expand the scientific tools available to it, the ability of the Company’s strategic investments and acquisitions to perform as expected and any goodwill impairment related to such investments and acquisitions, the Company’s ability to successfully complete its ongoing expansion projects on schedule and integrate acquired companies, and the Company’s ability to effectively manage its growth, as well as those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.  All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future.  References to “we,” “us,” and “our,” refers to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole.

Critical Accounting Policies And Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, unbilled revenue, income taxes, pension and postretirement liabilities, environmental liabilities and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

As part of our strategy to provide a comprehensive offering of natural product and chemical lead finding discovery services and technologies to our customers, we have acquired natural product libraries and related assets and are producing novel compound libraries and chemical screening libraries. We have estimated the fair value of the natural product libraries obtained as part of our acquisition of New Chemical Entities in January 2001 and have included their value in our inventory. We are also capitalizing the cost of internally producing our novel compound and screening libraries in our inventory.  In February 2003, we obtained Eli Lilly’s & Co.’s collection of natural product libraries including source materials, purified screening library samples, chemical analytical data and chemistry database tools. As part of our collaboration with Eli Lilly we have also initiated efforts to significantly enhance our biological screening. We expect our investment in biological screening to be operational by the end of 2003. The combination of these investments should enhance our ability to market and sell our libraries, sales of which to date have not been significant. Total chemical library and natural products related assets recorded on our balance sheet as of June 30, 2003 were $14.0 million. If we are unable to successfully execute our business plan, or if actual market conditions are less favorable than those anticipated by management, we may be required to write-down the value of these assets, resulting in a charge to operations.

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

Our intangible assets are amortized on a straight-line basis over fifteen to sixteen years. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. A determination of impairment is made based on estimates of future cash flows. If such assets are considered to be impaired the amount of the impairment would be based on the excess of the carrying value over the fair value of the assets.

We perform an annual assessment of the carrying value of our goodwill for potential impairment during the third quarter of each year. A determination of impairment is made based upon the estimated future cash flows of the operations associated with the goodwill. If goodwill is determined to be impaired in the future we would be required to record a charge to our results of operations.  As of June 30, 2003, we had $43.5 million of goodwill recorded on our balance sheet.  Approximately $26.3 million relates to our acquisition of Organichen and $14.2 million relates to our NCE acquisition.

We maintain three interest rate swap agreements.  Two of these agreements have been designated as interest rate hedges on future cash flows of our variable debt instruments.  Accordingly, these contracts are reported at fair value in our condensed consolidated balance sheet, and any change in fair value is recorded as an adjustment to accumulated other comprehensive income.  The third swap agreement was entered into by Organichem as an interest rate hedge on future cash flows of its variable debt instrument.  The variable debt was paid in full upon our purchase of Organichem in February 2003.  The swap agreement was not terminated and expires in November 2003.  Since no hedging relationship exists for this swap agreement, any change in fair value is reported as a gain or loss on swap contract in our condensed consolidated statement of income.

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

• a time and materials basis under which we charge our customers based on an hourly rate plus out-of-pocket expenses; or

• a fixed-price basis under which we charge a fixed agreed upon amount for a deliverable.

Typically, our full-time equivalent contracts have terms of six months or longer. Our full-time equivalent contracts provide for annual adjustments in billing rates for the scientists assigned to the contract.  These contracts involve our scientists providing services on a “best efforts” basis in the development of novel chemistry for our customers.  There are no fixed deliverables as part of these services.  As such, we recognize revenue under full-time equivalent contracts on a monthly basis as services are performed based on the terms of the contract.

Time and material contract revenues are recognized based on the number of hours devoted to the project multiplied by the customer’s billing rates plus the material costs incurred.

Fixed-price contracts have fixed deliverables upon completion of the project.  Fixed fee contract revenue is recognized as projects are completed and delivery is made to the customer.

Revenues from large-scale production performed by Organichem are recognized upon shipment and transfer of title to the customer.

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

Results of Operations – Three Months and Six Months Ended June 30, 2003 Compared to Three Months and Six Months Ended June 30, 2002

Revenues

Contract revenue.  Contract revenue for the second quarter of 2003 increased $21.0 million to $38.8 million, compared to $17.8 million for the same period in 2002.  The increase primarily resulted from the additional revenues from Organichem Corporation, which was acquired during the first quarter of 2003.  Organichem contract revenues for the second quarter of 2003 were $22.5 million, a decrease of 5.4% compared to Organichem’s contract revenue of $23.8 million during the second quarter of 2002.  Organichem’s contract revenue decreased due to less contract revenues from chemical development contracts.  Excluding Organichem contract revenue, contract revenues decreased $1.6 million to $16.2 million in the second quarter of 2003 due to the difficult economic environment and reductions in chemistry spending by pharmaceutical and biotechnology companies.  We see this negative trend continuing, at least for the short term.  In addition, certain of our full-time equivalent contracts with our second largest customer have expired or will expire in 2003.  We are currently in discussions with this customer with regard to our contracts with them. A significant reduction in the number of full-time equivalents with this customer could have a negative impact on future revenues.

Contract revenue for the six months ended June 30, 2003 increased $38.2 million to $72.6 million, compared to $34.4 million for the same period in 2002.  The increase primarily resulted from the additional revenues from Organichem Corporation, which was acquired during the first quarter of 2003.  Organichem contract revenues for the six months ended June 30, 2003 were $40.7 million, a decrease of 13.2% compared to contract revenue of $46.8 million during same period in 2002. Excluding Organichem contract revenue, contract revenues decreased $2.4 million to $32.0 million for the six months ended June 30, 2003.  Total contract revenues for the six months ended June 30, 2003 decreased primarily from reductions in chemistry spending by pharmaceutical and biotechnology companies.

Recurring royalty revenue.  Recurring royalty revenue consists of royalties from Aventis under a license agreement based on sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere.  Royalty payments are due within 45 days after the end of a calendar quarter and are determined based on sales in that quarter.  Royalty revenue for the second quarter of 2003 increased $1.1 million to $15.2 million, compared to $14.1 million in 2002.  The increase was attributable to increased sales of fexofenadine HCl by Aventis.  In its second quarter 2003 earnings release conference call Aventis indicated that prescription growth for Allegra in the United States during the second quarter of 2003 was approximately 9%, attributed to a late allergy season caused by weather in the United States.

Royalty revenue for the six month period ended June 30, 2003 increased $1.5 million to $26.3 million, compared to $24.8 million in 2002.  The increase was attributable to increased sales of fexofenadine HCl by Aventis.

Total revenue.  Total revenue consists of contract revenue and recurring royalty revenue.  Total revenue for the second quarter of 2003 increased $22.2 million to $54.0 million, compared to $31.8 million for the same period in 2002.  Total revenue for the six month period ended June 30, 2003 increased $39.7 million to $98.9 million, compared to $59.2 million for the same period in 2002.

Costs and Expenses

Cost of contract revenue.  Our cost of contract revenue, from which we derive gross profit from contract revenue, consists primarily of compensation and associated fringe benefits for employees, chemicals, depreciation and other indirect costs.  Cost of contract revenue increased $18.9 million to $29.2 million in the second quarter of 2003 from $10.3 million for the same period in 2002.  The increase primarily resulted from the acquisition of Organichem, contributing $18.5 million of the increase.  Excluding Organichem, AMRI contract revenue gross margin decreased to 34.5% in the second quarter of 2003 compared to 42.1% for the same period in 2002, primarily due to lower contract revenues and increased overhead expenses such as depreciation, insurance, utilities and property taxes.  Organichem’s contract revenue gross margin decreased to 17.9% in the second quarter of 2003 compared to 26.0% for the same period in 2002.  The decrease was primarily due to a $0.6 million purchase accounting expense related to an increase in the value of inventories on the date of the Organichem acquisition as well as slower demand for new projects.

Cost of contract revenue increased $35.3 million to $55.2 million for the six months ended June 30, 2003 from $19.9 million for the same period in 2002.  The increase primarily resulted from the acquisition of Organichem, contributing $34.4 million of the increase.  Excluding Organichem, AMRI contract revenue gross margin decreased to 35.0% for the six months ended June 30, 2003 compared to 42.4% for the same period in 2002, primarily due to lower contract revenues and increased overhead expenses.  Organichem’s contract revenue gross margin decreased to 15.4% for the six months ended June 30, 2003 compared to 24.1% for the same period in 2002.  The decrease was due to a $0.9 million purchase accounting expense related to an increase in the value of inventories for purchase accounting on the date of acquisition as well as slower demand for new projects.

Technology incentive award.  We maintain a Technology Development Incentive Plan, the purpose of which is to stimulate and encourage novel innovative technology development by our employees.  This plan allows eligible participants to share in a percentage of the net revenue earned by us relating to patented technology with respect to which the eligible participant is named as an inventor.  The technology incentive award expense incurred under our Technology Development Incentive Plan was $1.5 million for the second quarter of 2003 compared to $1.4 million for the same period in 2002.  The expense was $2.6 million for the six month period ended June 30, 2003 compared with $2.5 million for the same period in 2002.  The increase was directly attributed to the increase in royalty revenue from sales of fexofenadine HCl.

Research and development.  Research and development expense consists of compensation and benefits for scientific personnel for work performed on proprietary research projects and costs of supplies, related chemicals and overhead costs.  Research and development expense increased $3.5 million to $5.6 million for the second quarter of 2003 compared to $2.1 million for the same period in 2002.  The increase in research and development primarily related to the acquisition of Organichem, contributing $1.2 million to the increase, as well as a reallocation of scientific personnel to research and development projects as a result of the reduction in contract revenues.

Research and development expense increased $7.4 million to $11.1 million for the six month period ended June 30, 2003 compared to $3.7 million for the same period in 2002.  The increase in research and development primarily related to the acquisition of Organichem, contributing $2.5 million to the increase, as well as a reallocation of scientific personnel to research and development projects as a result of the reduction in contract revenues.

Selling, general and administrative.  Selling, general and administrative expenses consists of compensation and related fringe benefits for marketing and administrative employees, professional service fees, marketing costs and all costs related to facilities and information services.  Selling, general and administrative expenses increased $2.0 million to $5.3 million for the second quarter of 2003 compared to $3.3 million for the same period in 2002.  The dollar increase was attributable to the acquisition of Organichem.

Selling, general and administrative expenses increased $5.1 million to $11.4 million for the six month period ended June 30, 2003 compared to $6.3 million for the same period in 2002.  The dollar increase was attributable to the acquisition of Organichem, and a $1.4 million write-off for the disposal of our Iowa facility in the first quarter of 2003.

Equity in (loss) income of unconsolidated affiliates.  Equity in (loss) income of the unconsolidated affiliate consist of our portion of the earnings of our unconsolidated affiliate Fluorous Technologies, Inc.  Equity earnings of the unconsolidated affiliate decreased $0.9 million to ($0.1) million for the second quarter of 2003 compared to $0.8 million for the same period in 2002.  During 2002, our proportionate share of Organichem’s net income was $0.9 million and was recorded as equity in (loss) income of unconsolidated affiliates.

Equity in (loss) income of the unconsolidated affiliate decreased $1.3 million for the six month period ended June 30, 2003 compared to the same period in 2002.  During 2002, our proportionate share of Organichem’s net income was $1.4 million and was recorded as equity in (loss) income of unconsolidated affiliates.  Our proportionate share of Fluourous Technologies net loss was $(0.1) million.

Interest income(expense), net.  Interest income (expense), net consists of interest income from cash, cash equivalents and investments available for sale and interest expense paid on long-term debt and capital leases.  Interest income (expense), net decreased $0.6 million to $0.4 million for the second quarter of 2003 compared to $1.0 million for the same period in 2002.  The decrease was attributed to an increase of $0.4 million in interest expense on increased borrowings from long term debt and a decrease of $0.2 million in interest income due to a reduction in the cash and investment portfolio for use in capital expenditures.

Interest income (expense), net decreased $1.5 million to $0.6 million for the six month period ended June 30, 2003 compared to $2.1 million for the same period in 2002.  The decrease was attributed to an increase of $0.8 million in interest expense on increased borrowings from long term debt and a decrease of $0.7 million in interest income due to a reduction in the cash and investment portfolio for use in capital expenditures and stock repurchases, and the current lower interest rate environment.

Other income, net.  Other income consists of non-operating income and expenses.  Other income increased $0.1 million to $0.1 million for the second quarter of 2003 compared to the corresponding period in 2002.  For the six month period ended June 30, 2003 and 2002, other income was $0.1 million.

Income tax expense.  Income tax expense decreased to $4.5 million during the second quarter of 2003 compared to $6.0 million in the second quarter of 2002.  Income tax expense decreased to $6.8 million during the six month period ended June 30, 2003 compared to $11.0 million for the same period in 2002.

The effective rate for our provision for income taxes was 35.5% in the second quarter of 2003 and for the six month period ended June 30, 2003 as compared to 36.3% for the same periods in 2002.  The reduction in the effective rate resulted primarily from corporate tax planning and the acquisition of Organichem.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities.  During the first six months of 2003, we generated cash of $15.2 million from operating activities.  During the first six months of 2003, we used $23.4 million in investing activities, consisting of $19.7 million received from the maturity of investment securities, $28.3 million used to purchase Organichem and $14.5 million used for acquisition of property and equipment.  During the first six months of 2003, we generated $21.2 million for financing activities, consisting of $30.0 million in long-term debt borrowings, offset by $7.6 million used to repurchase shares of our common stock and $1.5 million in payments on capital leases and long-term debt.  Working capital was $173.4 million at June 30, 2003 as compared to $163.1 million as of December 31, 2002.  The primary source of the increase was assets purchased in the Organichem acquisition.

We entered into a $30.0 million term loan and $35.0 million line of credit to fund the acquisition of Organichem.  The term loan matures in February, 2008 and bears interest at a variable rate based on our leverage ratio.  The variable interest rate was 2.59% as of June 30, 2003.  The line of credit expires in February 2006 and bears interest at a variable rate based on our leverage ratio.  The variable interest rate was 2.10% as of June 30, 2003.  The term loan and line of credit contain certain financial covenants, including a maximum leverage ratio, a minimum required operating cash flow coverage ratio, a minimum earnings before interest and taxes to interest ratio and a minimum current ratio.  Other covenants include limits on asset disposals and the payment of dividends.

The following table sets forth our obligations to make future payments under long-term debt agreements:

Total	Next 3 Years	4-5 Years	After 5 Years
$64,747	$18,305	$34,599	$11,843

As of June 30, 2003, $8.8 million in fixed commitments were outstanding for fixed assets under construction.

During the second quarter, we purchased 189,100 shares of AMRI stock at a cost of $2.2 million under a $15.0 million stock repurchase program authorized by the company’s board of directors in 2002.  During the period January 1, 2003 through June 30, 2003, we repurchased 555,700 shares of AMRI stock at a cost of $7.6 million. To date under the $15.0 million stock repurchase program, we have repurchased a total of 697,600 shares at a cost of $9.5 million.

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

New Accounting Standards

In July 2002, the FASB issued Statement No. 146 “Accounting for Costs Associated with Exit or Disposal Activities". This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Statement 146 replaces Issue 94-3 and is effective for all exit activities after December 31, 2002.  Our adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. It also incorporates without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”, which is being superseded. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.  The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Our adoption of FIN 45 did not have a material impact on our financial position, results of operations or cash flows.

In December 2002, the Financial Accounting Standards Board issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, which amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”. SFAS 148 introduces two additional methods of transition for those companies that adopt SFAS 123’s provisions for fair value recognition. The first method, the Modified Prospective Approach, would allow us to prospectively apply the provisions of SFAS 123 to all new awards and to the unvested portions of awards that have been granted since the effective date of SFAS 123. The second method, the Limited Retrospective Approach, is the same as the Modified Prospective Approach except that all prior period financial statements would be restated as if SFAS 123 had been adopted for recognition purposes as of its effective date. We can elect not to apply these two additional methods and continue our fair value recognition under the provisions of SFAS 123. SFAS 148 requires the disclosures required in annual statements under SFAS 123 to be included in interim financial statements. The guidance and provisions for interim and annual disclosures under SFAS 148 are effective for fiscal years ending after December 15, 2002.  We have elected to continue using the intrinsic value method proscribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. We have included the required disclosures under SFAS 148 in our financial statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 provides guidance that determines conditions as to whether consolidation of a Variable Interest Entity is required. The requirements of FIN 46 are applicable to preexisting entities as of the beginning of the first interim period beginning after June 15, 2003. Transition disclosure requirements of FIN 46 are required in all financial statements of interim or annual periods ending after February 1, 2003.  We do not expect this interpretation to have a material impact on our financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities".  This statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component and amends existing pronouncements as a result of the new Statement.  The Statement is effective for contracts entered into after June 30, 2003.  We do not expect the adoption of this statement to have a material effect on our financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  The Statement requires certain instruments to be classified as a liability, including instruments issued in the form of shares that are mandatory redeemable, instruments that at inception embodies an obligation to repurchase the issuer’s equity shares, and instruments that embodies unconditional obligations that must or may be settled by issuing a variable number of equity shares.  The Statement does not change the classification requirements of convertible bonds, puttable stock or other outstanding shares that are conditionally redeemable.  The Statement is effective for instruments entered into after May 31, 2003.  The adoption of this statement did not have a material effect on our financial position, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We have market risk with respect to interest rates.  The risk is composed of changes in future cash flows due to changes in interest rates on our variable rate $30.0 million term loan and $35.0 million line of credit.

To mitigate this risk, we have entered into interest rate swap agreements that had fixed 31% of our debt.  Included in liabilities is $747, which represents the estimated decline in market value since entering into the swap agreements.

The potential loss in future cash flows from a 10% adverse change in quoted interest rates would approximate $481.

Item 4.            Controls and Procedures

(a)          Evaluation of disclosure controls and procedures.

As required by rule 13a-15 under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) our management conducted an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures, as of the end of the last fiscal quarter. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of the date of completion of the evaluation, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the new rules, we will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Aventis Pharmaceuticals, the U.S. pharmaceutical business of Aventis S.A., is currently involved in legal proceedings with Barr Laboratories, Inc. regarding an Abbreviated New Drug Application (ANDA) filed by Barr Laboratories with the U.S. Food and Drug Administration seeking authorization to produce and market a generic version of Allegra. Aventis Pharmaceuticals has filed three patent infringement suits against Barr Laboratories in August and September of 2001 and in January 2002 against Barr alleging infringement of certain U.S. patents related to fexofenadine HCl 30, 60, and 180 mg tablets, and Allegra-D, an extended-release tablet for oral administration. A trial date has been set for September 2004. In addition, Aventis filed a patent infringement lawsuit against Impax Laboratories in March 2002 after Impax filed an ANDA to produce and market a generic version of Allegra-D. In late 2002 and early 2003, three other generic companies filed ANDAs for Allegra products. Aventis has either brought a patent infringement lawsuit or is evaluating its legal options with respect to these additional filings. In the United States, Aventis holds multiple method of use, formulation, process and composition patents with respect to Allegra.  Under the Company’s arrangements with Aventis, the Company will receive royalties until expiration of its underlying patents or until they are earlier determined to be invalid and/or unenforceable. Under applicable federal law, marketing of an FDA-approved generic capsule or tablet at minimum may not commence unless and until a decision favorable to a generic challenger is rendered in the patent litigation or until 30 months have elapsed, whichever comes first. Aventis is taking the lead in preparing and executing a strategy to defend and enforce the intellectual property rights that exist with respect to Allegra.

Item 4.           Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders (the “Annual Meeting”) on May 21, 2003.  At the Annual Meeting, stockholders of the Company voted to elect Paul S. Anderson, Donald Kuhla and Kevin O’Connor to serve as Class I Directors of the Company for three-year terms, such terms to continue until the annual meeting of stockholders in 2006 and until their respective successors are duly elected and qualified.  The votes cast for, and withheld from, the election of the aforementioned Directors are listed below:

	For	Abstain

Paul S. Anderson	27,085,590	162,567

Donald Kuhla	26,971,657	276,500

Kevin O’Conner	26,134,778	1,113,379

The following individuals continued as directors following the meeting: Thomas E. D’Ambra, Frank W. Haydu III and Anthony P. Tartaglia.

Item 6.	Exhibits and Reports Filed on Form 8-K

	(a)	Exhibits.

		31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Security Exchange Act of 1934.

		31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Security Exchange Act of 1934.

		32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b)	Reports on Form 8-K.

On April 30, 2003, Albany Molecular Research, Inc. filed a report on Form 8-K announcing its scheduled first quarter 2003 earnings release.

On May 6, 2003, Albany Molecular Research, Inc. filed a report on Form 8-K announcing its first quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALBANY MOLECULAR RESEARCH, INC.

Date: August 14, 2003	By:	/s/ Thomas E. D’Ambra, Ph.D.
Thomas E. D’Ambra, Ph.D.
Chairman, President and Chief Executive Officer

Date: August 14, 2003	By:	/s/ David P. Waldek
David P. Waldek
Treasurer and Chief Financial Officer