Form 10-Q
period 2003-09-30
ALBANY MOLECULAR RESEARCH INC
filed 2003-11-14
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Yes                            ☒                                    No                                ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes                            ☒                                    No                                ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2003

Common Stock, $.01 par value

31,598,127

ALBANY MOLECULAR RESEARCH, INC.

PART I — FINANCIAL INFORMATION

Item 1.             Financial Statements

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except for per share data)	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Contract revenue	$33,005	$19,015	$105,621	$53,451
Recurring royalties	12,400	13,061	38,700	37,861
Total revenue	45,405	32,076	144,321	91,312

Cost of contract revenue	22,023	10,893	77,194	30,747
Technology incentive award	1,253	1,306	3,883	3,780
Research and development	5,482	1,893	16,600	5,609
Selling, general and administrative	4,047	3,364	15,478	9,676
Total costs and expenses	32,805	17,456	113,155	49,812

Income from operations	12,600	14,620	31,166	41,500

Equity in (loss) income of unconsolidated affiliates	(57)	260	(211)	1,529
Minority interest in consolidated subsidiary	—	—	133	—
Interest income (expense), net	330	1,029	881	3,134
Other income, net	14	—	146	85

Income before income tax expense	12,887	15,909	32,115	46,248

Income tax expense	4,574	5,698	11,400	16,710

Net income	$8,313	$10,211	$20,715	$29,538

Basic earnings per share	$0.26	$0.32	$0.65	$0.90

Diluted earnings per share	$0.26	$0.31	$0.64	$0.88

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands)	September 30, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,149	$34,838
Investment securities, available-for-sale	86,895	94,699
Accounts receivable, net	18,935	13,572
Royalty income receivable	12,249	13,251
Inventory	33,745	13,402
Unbilled services	577	555
Prepaid expenses and other current assets	5,629	2,776
Total current assets	200,179	173,093

Property, plant and equipment, net	141,382	72,518

Other assets:
Goodwill	43,374	17,181
Intangible assets and patents, net	4,809	4,804
Investments in unconsolidated affiliates	2,223	19,215
Convertible subordinated debenture from unconsolidated affiliate	—	15,000
Other assets	1,020	925
Total other assets	51,426	57,125

Total assets	$392,987	$302,736

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$10,510	$4,201
Deferred revenue	2,345	1,116
Accrued compensation	3,511	3,878
Current installments of capital leases	127	490
Current installments of long-term debt	9,505	215
Other current liabilities	66	60
Total current liabilities	26,064	9,960

Long-term liabilities:
Long-term debt, excluding current installments	54,216	5,281
Long-term pension and post-retirement liability	5,709	—
Deferred income taxes	11,988	5,128
Interest rate swap contract liability	422	—
Environmental liability	369	—
Total liabilities	98,768	20,369

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 33,650,054 shares issued at September 30, 2003, and 33,445,274 shares issued at December 31, 2002	336	334
Additional paid-in capital	184,700	182,642
Retained earnings	144,969	124,254
Accumulated other comprehensive loss	(823)	(1,184)
	329,182	306,046
Less, treasury shares at cost, 1,948,754 shares in 2003; 1,117,900 shares in 2002	(34,963)	(23,679)
Total stockholders’ equity	294,219	282,367
Total liabilities and stockholders’ equity	$392,987	$302,736

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
(Dollars in thousands)	September 30, 2003	September 30, 2002

Operating activities
Net income	$20,715	$29,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,592	3,518
Abandonment Loss	1,400	—
Allowance for bad debts	160	—
Tax benefit of stock options	574	—
Amortization of deferred financing fees	17	—
Warrant issuance expense	—	500
Equity in income (loss) of unconsolidated affiliates	211	(1,529)
Minority interest in consolidated subsidiary	(133)	—
Deferred income tax expense	2,445	(148)
Pension and post-retirement benefits	(368)	—
Amortization of discount on note payable	(13)	—
Change in fair value of interest rate swap	(231)	—

(Increase) decrease in operating assets, net of business acquisition:
Accounts receivable	(674)	(4,271)
Royalty income receivable	1,001	(664)
Unbilled services	(20)	(369)
Inventory, prepaid expenses and other assets	383	(5,063)
(Decrease) increase in:
Accounts payable and accrued expenses	(5,252)	(1,165)
Income tax payable	1,965	1,316
Unearned income	1,230	(1,749)
Environmental liability	(55)	—
Other liabilities	20	13
Net cash provided by operating activities	32,967	19,927

Investing activities
Purchase of investments	(12,256)	(5,567)
Proceeds from maturity of investment securities	19,655	—
Purchase of business, net of cash acquired	(28,305)	(300)
Purchases of property, plant and equipment	(22,056)	(12,426)
Payments for patent applications and other costs	(224)	(179)
Purchase of equity in unconsolidated affiliates	—	(500)
Net cash used in investing activities	(43,186)	(18,972)

Financing activities
Borrowings on long-term debt	30,060	—
Principal payments on capital leases	(363)	(390)
Principal payments on long-term debt	(2,375)	(216)
Purchase of treasury stock	(11,284)	(21,719)
Proceeds from sale of common stock	1,492	1,638
Net cash provided by (used in) financing activities	17,530	(20,687)

Increase (decrease) in cash and cash equivalents	7,311	(19,732)

Cash and cash equivalents at beginning of period	34,838	46,919

Cash and cash equivalents at end of period	$42,149	$27,187

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

Effective January 1, 2003, the Company began consolidating its financial results with Organichem Corporation (“Organichem”).  As a result, the Company’s 2003 financial statements include the results of Organichem.  During 2002, the Company included its proportionate share of Organichem’s net income in its income statement as equity in income of unconsolidated affiliates. Organichem is a cGMP custom manufacturer specializing in process development and commercial scale synthesis, as well as high potency, low temperature and controlled substance manufacturing.

Certain reclassifications have been made to the December 31, 2002 condensed consolidated balance sheet to conform to the 2003 presentation.

Revenue Recognition

The Company’s revenue recognition policies are in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”).

The Company recognizes revenue under full-time equivalent contracts on a monthly basis as work is performed based on the terms of the contract.  Time and material contract revenues are recognized based on the number of hours devoted to the project multiplied by the customer’s billing rates plus the material costs incurred.  Fixed fee contract revenue is recognized by the Company as projects are completed and delivery is made to the customer.  Revenues from manufacturing performed contracts are recognized upon shipment and the transfer of title and risk of loss to the customer.  In general, contract provisions include predetermined payment schedules, or the submission of appropriate billing detail establishing prerequisites for billings. Deferred revenue represents payments received from customers for completed production which the customer has requested delayed shipment on and prebilling for services that have not yet been performed. Any losses on contracts are recorded when they are determinable and estimable.

Certain of the Company’s contracts for discovery services include provisions which contain licensing, milestone and royalty payments should the Company’s proprietary technology and expertise lead to the discovery of new products that reach the market.  Generally, the provisions for licensing, milestone and royalty payments included in our contracts are related to the occurrance of specific identifiable events.   The Company recognizes revenues from licensing fees over the estimated life of the agreement to which the licensing fees relate or when our commitment to perform services under the agreement has been fulfilled.  Milestones are recognized into revenue when the milestone has been achieved, collection of the milestone is probable and the Company’s performance obligation has been met.  The Company recognizes recurring royalties revenue in the period in which the related product sales occur.

Cost of revenue consists primarily of scientists’ compensation and associated fringe benefits, chemicals, depreciation and other indirect costs.

Note 2 – Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2003	2002	2003	2002
Weighted average common shares outstanding	31,804	32,411	31,971	32,716
Dilutive effect of stock options	488	636	506	708
Weighted average common shares outstanding, assuming dilution	32,292	33,047	32,477	33,424

The number of anti-dilutive options for the three and nine month periods ended September 30, 2003 were 2,052 and 2,014, respectively.  The number of anti-dilutive options for the three and nine month periods ended September 30, 2002 were 1,493 and 1,423, respectively.

Note 3 - Stock Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (‘‘APB’’) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded only if, on the date of grant, the current market price of the underlying stock exceeded the exercise price. Any compensation expense would be recognized over the vesting period.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2003	2002	2003	2002

Net Income, as reported	$8,313	$10,211	$20,715	$29,538

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects.	621	617	1,829	1,781
Pro Forma net income	$7,692	$9,594	$18,886	$27,757

Earnings per share:
Basic as reported	$0.26	$0.32	$0.65	$0.90
Basic pro-forma	$0.24	$0.30	$0.59	$0.85

Diluted as reported	$0.26	$0.31	$0.64	$0.88
Diluted pro-forma	$0.24	$0.29	$0.58	$0.83

Note 4 – Comprehensive Income

The Company is required to report comprehensive income and its components in accordance with the provisions of the Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income”.

The following table presents the components of the Company’s comprehensive income for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2003	2002	2003	2002
Net income	$8,313	$10,211	$20,715	$29,538
Other comprehensive loss:

Unrealized loss on available-for-sale securities, net of taxes	(191)	(279)	(405)	(462)
Unrealized gain (loss) on swap agreement, net of taxes	384	—	(272)	—
Reclassification adjustment:
Proportionate share of Organichem accumulated other comprehensive gain	—	—	1,038	—

Total comprehensive income	$8,506	$9,932	$21,076	$29,076

The Company’s proportionate share of Organichem’s accumulated other comprehensive loss was eliminated as part of the purchase price allocation described in Note 5.

Note 5 – Business Acquisition

On January 1, 2003 the Company exercised its conversion option with respect to $15.0 million of Organichem subordinated debentures. The conversion of the debentures into additional shares of Organichem common stock increased the Company’s ownership in Organichem from 39.2% to 75.0%. On February 12, 2003, the Company purchased the remaining outstanding shares of Organichem for $29.9 million in cash. The purchase price was funded through borrowings under the Company’s new five year $30.0 million term loan which matures on February 11, 2008. The term loan bears interest at a variable rate based on the Company’s leverage ratio. The Company also refinanced $25.5 million of Organichem’s existing bank debt using the Company’s new $35.0 million line of credit. The line of credit also bears interest at a variable rate based on the Company’s leverage ratio. The acquisition will allow the Company to perform large-scale manufacturing of pharmaceutical intermediates and active pharmaceutical ingredients.

Results of Organichem’s operations since January 1, 2003 have been included in the Company’s consolidated financial statements.  Minority interest earnings of $133 were recorded for the period of January 1, 2003 through February 12, 2003.

The following table summarizes the final allocation of the purchase price to the estimated fair value of the assets acquired as of February 12, 2003.

(in thousands)
Assets:

Cash and cash equivalents	$1,621
Accounts receivable, net	7,256
Inventory	18,685
Prepaid expenses and other current assets	3,305
Property, plant and equipment, net	57,921
Other assets	571

Total Assets	89,359

Liabilities:

Accounts payable and accrued expenses	13,958
Long-term debt	25,546
Deferred income taxes	4,699
Other liabilities	6,123

Total Liabilities	50,326

Purchase price adjustments:

Inventory write up to fair value	756
Post-retirement and pension liability adjustment to projected benefit obligation	(2,432)
Long-term debt fair value adjustment	(393)
Deferred tax adjustment	275
Settlement of post-retirement benefits	475
Curtailment of pension benefits	1,322
Fixed asset fair value adjustment	(420)
Accrued liabilities	(27)
Write-off of deferred financing fees	(167)
Employee termination benefits	(235)

Net Assets Acquired	38,187

Less: Jan 1 – Feb 12 Organichem net loss included in consolidated operations	399

Total net assets acquired	38,586

Purchase price:

Cash	29,926
Conversion of subordinated debentures	15,000
Accumulated equity investment at January 1, 2003	19,853

Purchase Price	64,779

Goodwill	$26,193

The following table shows the unaudited condensed pro forma statements of income for the three and nine month periods ended September 30, 2003 and 2002 as if the Organichem purchase had occurred at January 1, 2003 and 2002, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2003	2002	2003	2002

Contract revenue	$33,005	$35,092	$105,621	$116,375
Recurring royalties	12,400	13,061	38,700	37,861
Total revenue	45,405	48,153	144,321	154,236

Cost of contract revenue	22,023	23,133	77,194	79,565
Technology incentive award	1,253	1,306	3,883	3,780
Research and development	5,482	2,626	16,600	8,199
Selling, general and administrative	4,047	3,972	15,478	13,047
Total costs and expenses	32,805	31,037	113,155	104,591

Income from operations	12,600	17,116	31,166	49,645

Equity in loss of unconsolidated affiliates	(57)	(147)	(211)	(367)
Interest income (expense), net	330	126	881	52
Other income, net	14	16	146	713

Income before income tax expense	12,887	17,111	31,982	50,043

Income tax expense	4,574	6,194	11,354	18,162

Net income	$8,313	$10,917	$20,628	$31,881

Basic earnings per share	$0.26	$0.34	$0.65	$0.97

Diluted earnings per share	$0.26	$0.33	$0.64	$0.95

Note 6 – Inventory

Inventory consisted of the following at September 30, 2003 and December 31, 2002:

(in thousands)	September 30, 2003	December 31, 2002
Raw materials	$10,833	$3,426
Work in process	9,794	6,381
Finished goods	13,118	3,595
Total	$33,745	$13,402

At September 30, 2003 and December 31, 2002, the Company had inventory of libraries included in work in progress of $6,442 and $5,186, respectively and in finished goods of $3,595 at both September 30, 2003 and December 31, 2002.

The increase in inventory at September 30, 2003 is primarily the result of inventory purchased in connection with the acquisition of Organichem described in Note 5.

Note 7 – Property, plant and equipment

Property, plant and equipment consists of the following:

(in thousands)	September 30, 2003	December 31, 2002

Laboratory equipment and fixtures	$82,725	$45,420
Office equipment	11,128	7,085
Leasehold improvements	21,282	15,451
Construction-in-progress	19,741	7,631
Buildings	28,351	10,348
Land	1,906	1,396
	165,133	87,331
Less accumulated depreciation and amortization	(23,751)	(14,813)
	$141,382	$72,518

Depreciation and amortization expense of property and equipment was $3,294 and $9,388 for the three month and nine month periods ended September 30, 2003, respectively and $1,293 and $3,518 for the three month and nine month periods ended September 30, 2002, respectively.

Note 8 – Equity Investments

The Company periodically enters into equity investments with companies in the Company’s area of strategic focus.  During the nine months ended September 30, 2003, the Company made two such equity investments in its customers, totaling $2,033.  Under the terms of these agreements, the Company provides FTE services to each customer in exchange for equity securities.  The value of the equity securities issued to the Company is determined based upon the recent cash selling price of the customer’s equity securities.  The Company accounts for these investments using the cost method of accounting for investments as the Company’s ownership interest in each customer is below 20% and the Company does not have the ability to exercise significant influence over the investee.

The Company has recorded these investments at cost equal to the amount of receivables outstanding at the time of the conversion.  Revenue was recognized under the original contract agreements.  At the time of conversion, the Company determined that revenue recognition was appropriate as collection of the receivables was probable.

Note 9 – Intangible Assets

The components of intangible assets are as follows:

(in thousands)	Cost	Accumulated Amortization	Net	Amortization Period
September 30, 2003
Microbial Cultures	$4,511	$621	$3,890	15 years
Patents and Licensing Rights	1,037	118	919	10-16 years
	$5,548	$739	$4,809

December 31, 2002
Microbial Cultures	$4,511	$454	$4,057	15 years
Patents and Licensing Rights	819	72	747	10-16 years
	$5,330	$526	$4,804

During the quarter ended September 30, 2003 the Company performed its annual goodwill impairment test as of June 30, 2003.  The Company’s valuation was prepared by an independent third party valuation firm.  The valuation concluded there was no impairment of the Company’s goodwill.

Amortization expense related to intangible assets for the three month and nine month period ended September 30, 2003 was $45 and $204, respectively.

Estimated future annual amortization expense related to intangible assets is approximately $357 per year through the year ended December 31, 2007.

Note 10 – Long-Term Debt

The Company entered into a $30.0 million term loan and $35.0 million line of credit to fund the acquisition of Organichem.  The term loan matures in February, 2008 and bears interest at a variable rate based on the Company’s leverage ratio.  As of September 30, 2003 the variable interest rate was 2.35%.  As discussed in Note 16, the Company entered into swap agreements to hedge variable interest rate risk.  As a result, the Company effectively pays a 3.37% fixed rate on $20.0 milion of the term loan.  The line of credit expires in February 2006 and bears interest at a variable rate based on the Company’s leverage ratio.  As of September 30, 2003 the variable interest rate was 2.34%  The term loan and line of credit contain certain financial covenants, including a maximum leverage ratio, a minimum required operating cash flow coverage ratio, a minimum earnings before interest and taxes to interest ratio and a minimum current ratio.  Other covenants include limits on asset disposals and the payment of dividends.  At September 30, 2003, the Company was in compliance with these covenants.

The Company maintains variable interest rate industrial development authority bonds due in increasing annual installments through 2021.  Interest payments are due monthly with a current interest rate of 1.10%.

As part of the acquisition of Organichem, the Company assumed a note payable of $5.0 million, collateralized by real property of Organichem.  The note payable is due on December 31, 2003.  The note has no stated interest rate and was recorded at fair value as part of the purchase price allocation described in Note 5.

The following table summarizes long-term debt:

(in thousands)	September 30, 2003	December 31, 2002

Term loan	$27,857	—
Line of credit	25,546	—
Note payable	4,995	—
Variable interest rate industrial development authority bonds	5,274	$5,487
Note payable to financing company in monthly installments of $1 through 2004	49	9
	63,721	5,496
Less current portion	9,505	215

Total long-term debt	$54,216	$5,281

The aggregate maturities of long-term debt at September 30, 2003 are as follows:

(in thousands)
2003	$9,505
2004	4,526
2005	4,534
2006	30,085
2007	4,553
Thereafter	10,518
$63,721

Note 11 – Stock Purchase Warrants

In March 2002, the Company issued warrants to purchase 53,052 shares of common stock to Bristol-Myers Squibb Company (BMS) in connection with an agreement entered into with BMS.  Such warrants had a value of $500,000 on the date of issuance and resulted in a charge to earnings and corresponding increase to additional paid in capital.  Under that agreement, BMS transferred intellectual property to the Company, consisting of one of BMS’s late-stage pre-clinical drug candidates, along with patent applications covering Attention Deficit Hyperactivity Disorder and central nervous system indications related both to this candidate and structural analogs.  If the Company is successful in out-licensing this intellectual property to a third-party, the Company will be required to issue additional warrants to purchase common stock to BMS with a value of up to $2,500.  Alternatively, the Company may elect to retain the intellectual property for internal development, at which time the Company would be required to issue the additional warrants to BMS.  The Company may also opt to return the intellectual property to BMS within two years of the agreement (March 2004).

Note 12 – Employee Benefit Plans

Organichem maintains two non-contributory defined benefit plans (salaried and hourly) and a non-contributory, unfunded post-retirement welfare plan, covering substantially all employees.  Benefits for the salaried defined benefit plan are based on salary and years of service.  Benefits for the hourly defined benefit plan (for union employees) are based on negotiated benefits and years of service.  The hourly defined benefit plan is covered under a collective bargaining agreement with the International Chemical Workers Union which represents the hourly workforce at Organichem.  The collective bargaining agreement expires in January, 2004.  Plan assets are invested principally in a commingled stock fund, mutual funds and securities issued by the United States Government.

At January 1, 2003, the liability was increased $2,432 by the purchase price allocation of Organichem (see Note 5) to equal the projected benefit obligation in excess of plan assets as of the date of the acquisition.

Effective June 5, 2003, the Company eliminated all benefits under the non-contributory, unfunded post-retirement welfare plan for salaried employees.  The settlement resulted in a reduction to the long-term pension and post-retirement liability and a decrease to goodwill of $475 in the Organichem purchase price allocation discussed in Note 5.

Effective August 1, 2003, the Company curtailed the salaried defined benefit pension plan.  The curtailment resulted in a reduction to the long-term pension and post-retirement liability and a decrease to goodwill of $1,322 in the Organichem purchase price allocation discussed in Note 5.

At September 30, 2003, $5,709 was recorded as long-term pension and post-retirement liabilities in the condensed consolidated balance sheet.

The following assumputions were used to determine the periodic pension cost for the defined benefit pension plans and the curtailment of the salaried defined benefit pension plan for the three and nine month periods ended September 30, 2003:

Discount rate	6.75%
Assumed rate of return on plan assets	8.00%
Assumed annual rate of compensation increase	3.50%

The following assumptions were used to determine the periodic post-retirement pension cost and the post-retirement settlement for the three and nine month periods ended September 30, 2003:

Health care cost trend	5% in 2003 grading 1% per year to 3.5% in 2005
Discount rate	6.1%

Note 13 – Operating Segment Data

The Company has organized its sales, marketing and production activities into the Albany Molecular Research (AMR) and Organichem segments based on the criteria set forth in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.  The Company’s management relies on an internal management accounting system to report results of the segments.  The system includes revenue and cost information by segment.  The Company’s management makes financial decisions and allocates resources based on the information it receives from this internal system.

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

Recurring Royalty Revenue – Royalties from agreements with third parties.

Operating Income (before unallocated expenses) – Represents total revenues less cost of contract revenue and technology incentive award.

The following table summarizes information by segment for the three months ended September 30, 2003:

(in thousands)	AMR	Organichem	Total

Contract revenue	$15,649	$17,356	$33,005
Recurring royalties	12,400	—	12,400

Total revenue	$28,049	$17,356	$45,405

Operating income (before unallocated expenses)	$16,554	$5,575	$22,129

Unallocated expenses:

Research and development			5,482
Selling, general and administrative			4,047

Total unallocated expenses			9,529

Operating income			12,600

Reconciling items:

Equity in loss of unconsolidated affiliates			(57)
Minority interest in consolidated subsidiary			—
Interest income (expense), net			330
Other income, net			14

Income before income tax expense			$12,887

Supplemental information:

Depreciation and amortization	$2,008	$1,321	$3,329

The following table summarizes information by segment for the nine months ended September 30, 2003:

(in thousands)	AMR	Organichem	Total

Contract revenue	$47,600	$58,021	$105,621
Recurring royalties	38,700	—	38,700

Total revenue	$86,300	$58,021	$144,321

Operating income (before unallocated expenses)	$51,409	$11,835	$63,244

Unallocated expenses:

Research and development			16,600
Selling, general and administrative			15,478

Total unallocated expenses			32,078

Operating income			31,166

Reconciling items:

Equity in loss of unconsolidated affiliates			(211)
Minority interest in consolidated subsidiary			133
Interest income (expense), net			881
Other income, net			146

Income before income tax expense			$32,115

Supplemental information:

Depreciation and amortization	$5,657	$3,952	$9,609

The following table summarizes other information by segment as of September 30, 2003:

(in thousands)	AMR	Organichem	Total

Total assets	$273,366	$119,621	$392,987
Goodwill included in total assets	$17,181	$26,193	$43,374
Investments in unconsolidated affiliates	$2,223	—	$2,223
Capital expenditures	$15,240	$6,816	$22,056

Note 14 – Financial Information by Customer Concentration and Geographic Area

Two customers of AMR represented 16% and 12%, respectively, of AMR’s contract revenue for the three month period ended September 30, 2003.   Contract revenue from Organichem’s largest customer Amersham Health PLC (“Amersham”) represented 63% of Organichem’s contract revenue for the three months ended September 30, 2003.  Amersham accounted for approximately 33% of the Company’s consolidated contract revenue for the three months ended September 30, 2003.

Two customers of AMR represented 14% and 12%, respectively, of AMR’s contract revenue for the nine month period ended September 30, 2003.  Contract revenue from Organichem’s largest customer Amersham represented 71% of Organichem’s contract revenue for the nine month period ended September 30, 2003. Amersham accounted for approximately 39% of the Company’s consolidated contract revenue for the nine month period ended September 30, 2003.

The Company’s contract revenue for the three months and nine months ended September 30, 2003 and 2002 was recognized from customers in the following geographic regions:

	Three Months Ended September 30,		Nine Months Ended September 30,

2003

2002

2003

2002

United States	55%	95%	51%	94%
Europe	40%	3%	45%	4%
Other	5%	2%	4%	2%

Total	100%	100%	100%	100%

Note 15 – Disposal of Long-Lived Assets

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

The Company abandoned leasehold improvements at the Coralville, IA facility in connection with the closing.   The Company recorded a loss of $1,400 equal to the carrying amount of the assets as of March 2003.  The loss was included in selling, general and administrative expenses in the first quarter of 2003 condensed consolidated statement of income.

Note 16 – Swap Agreements

The Company entered into two swap agreements effective April 1, 2003.  The objective of these swaps is to hedge interest rate risk associated with future cash flows on the $30 million variable rate term loan described in Note 10.  The following table summarizes these swap transactions:

(in thousands) Swap Description	Notional Amount	AMR pays	AMR Receives	Maturity Date	Reprice/Settlement Dates

April 1, 2003 Swap	$13,333	Fixed 3.37%	LIBOR	February, 2008	End of fiscal quarter
April 1, 2003 Swap	$6,667	Fixed 3.37%	LIBOR	February, 2008	End of fiscal quarter

Total	$20,000

The fair value of these hedges, which represents the cash the Company would pay to settle the agreements, is recorded as a swap contract asset/liability with a corresponding offset to other comprehensive income.

Organichem maintains a swap agreement that hedged its previous term facility interest rate exposure.  The Company acquired the swap as part of the acquisition described in Note 5.  Under the terms of the agreement, each party makes interest payments on a notional amount.  The Company pays a fixed rate of 7.15% and the counterparty pays a floating rate based on LIBOR.  The swap agreement expires on November 15, 2003.  Since the previous term facility has been refinanced with new loans, the swap is an ineffective hedge and therefore changes in fair value are charged to operations.  The amounts charged to interest income (expense), net in the condensed consolidated statement of income for the three and nine month periods ended September 30, 2003 were $166 and $231, respectively.

For the three month and nine month periods ended September 30, 2003, the weighted average rates received from the counterparties on all swaps were 1.10% and 1.22%, respectively.   The fair value of the interest rate swap agreements was $422 and $256 at September 30, 2003 and December 31, 2002, respectively.   The Company recognized $177 and $454 as interest expense related to the swaps during the three and nine month periods ended September 30, 2003, respectively.

Note 17 – Environmental Costs

Organichem has completed an environmental remediation associated with groundwater contamination at its Rensselaer, NY facility.  Ongoing costs associated with the remediation include biannual monitoring and reporting to the State of New York’s Department of Environmental Conservation.   Under the remediation plan, Organichem is expected to pay for monitoring and reporting until 2009.  Under a 1999 agreement with the facility’s previous owner, Organichem’s maximum liability under the remediation is $5,000.  The Company assumed a $424 liability in connection with the acquisition of Organichem.  As of September 30, 2003, $55 in costs have been paid by the Company.

Management has estimated the future liability associated with the monitoring based on enforcement rulings, market prices from third parties, when available, and historical cost information for similar activities.  Management’s estimates could be materially impacted in the future by changes in legislative and enforcement rulings.  While a change in estimate based on these factors is reasonably possible in the near term, based on currently available data, the Company believes that compliance with the remediation plan will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

At September 30, 2003, $369 was recorded for future environmental liabilities in the condensed consolidated balance sheet.

Note 18 – Related Party Transactions – Notes Receivable

From time to time the Company makes loans to its non-officer employees in the form of notes receivable. The notes receivable and accrued interest will not be repaid to the Company provided the employee remains in the employ of the Company throughout the term of the loan. If employment is terminated prior to the end of the loan term, a pro-rata portion of the principal and interest shall be repaid to the Company.   Notes receivable from related parties, which is included in “other assets” in the condensed consolidated balance sheet, totaled $186 and $339, respectively, at September 30, 2003 and December 31, 2002.

Note 19 – Recent Accounting Pronouncements

In July 2002, the FASB issued Statement No. 146 ‘‘Accounting for Costs Associated with Exit or Disposal Activities’’.  This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, ‘‘Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)’’.  Statement 146 replaces Issue 94-3 and is effective for all exit activities after December 31, 2002.  The Company’s adoption of this statement did not have a material impact on its financial position, results of operations or cash flows.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (‘‘FIN 45’’). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. It also incorporates without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”, which is being superseded. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.  The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company’s adoption of FIN 45 did not have a material impact on its financial position, results of operations or cash flows.

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

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, ‘‘Consolidation of Variable Interest Entities’’ (“FIN 46”). FIN 46 provides guidance that determines conditions as to whether consolidation of a Variable Interest Entity is required. The requirements of FIN 46 are applicable to preexisting entities as of the beginning of the first interim period ending after December 15, 2003. Transition disclosure requirements of FIN 46 are required in all financial statements of interim or annual periods ending after February 1, 2003.  The Company believes the adoption of this interpretation will not have a material impact on its financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  This statement clarifies the circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component and amends existing pronouncements as a result of the new Statement.  The Statement is effective for contracts entered into after June 30, 2003.  The Company’s adoption of this statement did not have a material effect on its financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  The Statement requires certain instruments to be classified as a liability, including instruments issued in the form of shares that are mandatory redeemable, instruments that at inception embodies an obligation to repurchase the issuer’s equity shares, and instruments that embody unconditional obligations that must or may be settled by issuing a variable number of equity shares.  The Statement does not change the classification requirements of convertible bonds, or other outstanding shares that are conditionally redeemable.  The Statement is effective for instruments entered into after May 31, 2003.  The adoption of this statement did not have a material effect on the Company’s financial position, results of operations or cash flows.

Note 20 – Legal Proceedings

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

Aventis Pharmaceuticals, the U.S. pharmaceutical business of Aventis S.A., is currently involved in legal proceedings with Barr Laboratories, Inc. regarding an Abbreviated New Drug Application (ANDA) filed by Barr Laboratories with the U.S. Food and Drug Administration seeking authorization to produce and market a generic version of Allegra. Aventis Pharmaceuticals filed three patent infringement suits against Barr in August and September of 2001 and in January 2002 alleging infringement of certain U.S. patents related to 30, 60, and 180 mg tablets of fexofenadine HCl, and Allegra-D, an extended-release tablet for oral administration. A trial date has been set for September 2004. In addition, Aventis filed a patent infringement lawsuit against Impax Laboratories in March 2002 after Impax filed an ANDA to produce and market a generic version of Allegra-D. In late 2002 and early 2003, three other generic companies filed ANDAs for Allegra products. Aventis has either brought a patent infringement lawsuit or is evaluating its legal options with respect to these additional filings. Under applicable federal law, marketing of an FDA-approved generic capsule or tablet at minimum may not commence unless and until a decision favorable to a generic challenger is rendered in the patent litigation or until 30 months have elapsed from the date of the patent infringement lawsuit, whichever comes first. Aventis is taking the lead in preparing and executing a strategy to defend and enforce the intellectual property rights that exist with respect to Allegra. Aventis has been notified that one of these companies, Dr. Reddy’s Laboratories, has recently filed a Section 505(b)(2) application with the FDA seeking authorization to produce and market versions of Allegra 30, 60, and 180 mg tablets, as well as an ANDA seeking authorization to market a generic version of Allegra-D.  Aventis has filed a patent infringement lawsuit against Dr. Reddy’s in response to Dr. Reddy’s 505(b)(2) filing and intends to vigorously protect and enforce its intellectual property rights. Under current law, the FDA is now prevented from approving Dr. Reddy’s Section 505(b)(2) application for 30 months from September 2003, or until an earlier court decision adverse to Aventis in the patent litigation lawsuit. With regard to Dr. Reddy’s ANDA filing for Allegra-D, Aventis is currently reviewing its legal options.  In the U.S., Aventis holds multiple method of use, formulation, process and composition patents with respect to Allegra. Under the Company’s arrangements with Aventis, the Company will receive royalties until expiration of its underlying patents (between 2013 and 2015) or until they are earlier determined to be invalid and/or unenforceable.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our results of operations and financial condition should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the Notes thereto included within this report. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “intend,” “expect,” “anticipate,” “believe,” and “continue” or similar words.  The Company’s actual results may differ materially from such forward-looking statements as a result of numerous factors, some of which the Company may not be able to predict and may not be within the Company’s control.  Factors that could cause such differences include, but are not limited to, the company’s ability to recruit and retain experienced scientists, trends in pharmaceutical and biotechnology companies outsourcing chemical research and development, the loss of a significant customer, sales of Allegra (including any deviations in estimates provided by Aventis) and the Company’s receipt of significant royalties from the Allegra license agreement, the risk that Allegra may be approved for over-the-counter use and Claritin’s approval for over-the-counter use, the Company’s and Aventis’ ability to successfully enforce their respective intellectual property, patent rights and technology, including with respect to the generic companies’ Abbreviated New Drug Application filings, the integration and operating risks associated with the Company’s acquisition of Organichem,  the Company’s ability to successfully develop novel compounds and lead candidates in its collaborative arrangements, the Company’s ability to take advantage of proprietary technology and expand the scientific tools available to it, the ability of the Company’s strategic investments and acquisitions to perform as expected and any goodwill impairment related to such investments and acquisitions, the Company’s ability to successfully complete its ongoing expansion projects on schedule, the Company’s ability to execute its business plan for compound and chemical screening libraries, and the Company’s ability to effectively manage its growth, as well as those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.  All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future.  References to “we,” “us,” and “our,” refers to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole.

Critical Accounting Policies And Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, unbilled revenue, income taxes, pension and post-retirement liabilities, environmental liabilities and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

As part of our strategy to provide a comprehensive offering of natural product and chemical lead finding discovery services and technologies to our customers, we have acquired natural product libraries and related assets and are producing novel compound libraries and chemical screening libraries. We have estimated the fair value of the natural product libraries obtained as part of our acquisition of New Chemical Entities (“NCE”) in January 2001 and have included their value in our inventory. We are also capitalizing the cost of internally producing our novel compound and screening libraries.  In February 2003, we obtained Eli Lilly’s & Co.’s collection of natural product libraries including source materials, purified screening library samples, chemical analytical data and chemistry database tools. As part of our collaboration with Eli Lilly we have also initiated efforts to significantly enhance our biological screening. We expect our investment in biological screening to be operational by the end of 2003. The combination of these investments should enhance our ability to market and sell our libraries. Total chemical library and natural products related assets recorded on our balance sheet as of

September 30, 2003 were $13.9 million. If we are unable to successfully execute our business plan, or if actual market conditions are less favorable than those anticipated by management, we may be required to write-down the value of these assets, resulting in a charge to operations.

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

Our intangible assets are amortized on a straight-line basis over ten to sixteen years. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. A determination of impairment is made based on estimates of future cash flows. If such assets are considered to be impaired, the amount of the impairment would be based on the excess of the carrying value over the fair value of the assets.

We perform an annual assessment of the carrying value of our goodwill for potential impairment during the third quarter of each year. A determination of impairment is made based upon the estimated future cash flows of the operations associated with the goodwill. During the quarter ended September 30, 2003 the Company performed its annual goodwill impairment test as of June 30, 2003.  The Company’s valuation was prepared by an independent third party valuation firm.  The valuation concluded there was no impairment of the Company’s goodwill.  However, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.   If goodwill is determined to be impaired in the future, we would be required to record a charge to our results of operations.  As of September 30, 2003, we had $43.4 million of goodwill recorded on our balance sheet.  Approximately $26.2 million relates to our acquisition of Organichem and $14.2 million relates to our NCE acquisition.

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

We maintain pension and post-retirement benefit costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in the related pension and post-retirement benefit costs may occur in the future due to changes in the assumptions.

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

Contract Revenue

Our contract revenue consists primarily of fees earned under contracts with third-party customers and reimbursed expenses under such contracts.  Reimbursed expenses consist of chemicals and other costs and vary from contract to contract.  We view contract revenue as our primary measure of revenue growth rather than licensing fees and royalties, which are dependent upon our licensees’ sales.

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

Typically, our full-time equivalent contracts have terms of six months or longer. Our full-time equivalent contracts provide for annual adjustments in billing rates for the scientists assigned to the contract.  These contracts involve our scientists providing services on a “best efforts” basis in the development of novel chemistry for our customers.  There are no fixed deliverables as part of these services.  As such, we recognize revenue under full-time equivalent contracts on a monthly basis as services are performed according to the terms of the contract.

Time and material contract revenues are recognized based on the number of hours devoted to the project multiplied by the customer’s billing rates plus the material costs incurred.

Fixed-price contracts have fixed deliverables upon completion of the project.  Fixed fee contract revenue is recognized as projects are completed and delivery is made to the customer.  Similarly, revenues from large and medium-scale production are recognized upon shipment and transfer of title to the customer.

Generally, our contracts may be terminated by the customer upon 30 days’ to one year’s prior notice, depending on the size of the contract.

Deferred revenue represents payments received from customers for completed production which the customer has requested delayed shipment and prebilling for services that have not yet been performed.

Licensing Fees, Milestones and Royalties

We seek to include provisions in our contracts for our discovery services which contain licensing, milestone and royalty payments should our proprietary technology and expertise lead to the discovery of new products that reach the market. To date, we have received substantially all of our milestone and royalty payments under these arrangements from Aventis with respect to Allegra. Generally, the provisions for licensing, milestone and royalty payments included in our contracts are related to the occurrence of specific identifiable events. We will recognize revenue upon the occurrence of one of these events, such as the successful completion of a clinical trial phase or the sale of a product containing licensed technology, and the resolution of any uncertainties or contingencies regarding potential collection of the related payment.  We received two significant milestone payments from customers during the third quarter 2003.  One of these milestone payments was for an early stage lead discovery project that involved use of our computer-assisted drug design group in Bothell, Washington.  The other milestone payment was for our chemical development work on a compound that is currently in phase III clinical trials.

Results of Operations – Three Months and Nine Months Ended September 30, 2003 Compared to Three Months and Nine Months Ended September 30, 2002

Revenues

Contract revenue.  Contract revenue for the third quarter of 2003 increased $14.0 million to $33.0 million, compared to $19.0 million for the same period in 2002.  The increase primarily resulted from the additional revenues from Organichem Corporation, which was acquired during the first quarter of 2003.  Organichem contract revenues for the third quarter of 2003 were $17.4 million, an increase of 8.0% compared to Organichem’s contract revenue of $16.1 million during the third quarter of 2002.  Organichem’s contract revenue increased due to the increase in contract revenues from chemical development contracts.  Excluding Organichem contract revenue, contract revenues decreased $3.4 million to $15.7 million in the third quarter of 2003 due to the difficult economic environment, reductions in chemistry spending by pharmaceutical and biotechnology companies and increased international competition.  While this negative trend may continue, we have recently seen an increase in customer inquiries and bids.  Not included in total contract revenue is an additional $1.2 million in deferred revenue attributable to several completed cGMP batches temporarily being held at AMR facilities at the request of customers.  By contract the projects are complete and we store and ship these materials, often in multiple shipments to multiple sites, as an added service.  In order to support our customers, we have agreed to provide temporary storage on a case by case basis.  In such situations, even though a project may be complete, revenue recognition will not occur until the materials are shipped from our facilities.

Contract revenue for the nine months ended September 30, 2003 increased $52.2 million to $105.6 million, compared to $53.5 million for the same period in 2002.  The increase primarily resulted from the additional revenues from Organichem Corporation, which was acquired during the first quarter of 2003.  Organichem contract revenues for the nine months ended September 30, 2003 were $58.0 million, a decrease of 7.8% compared to contract revenue of $62.9 million during the same period in 2002.  Excluding Organichem contract revenue, contract revenues decreased $5.9 million to $47.6 million for the nine months ended September 30, 2003.  Total contract revenues for the nine months ended September 30, 2003 decreased primarily from reductions in chemistry spending by pharmaceutical and biotechnology companies.

Recurring royalty revenue.  Recurring royalty revenue consists primarily of royalties from Aventis under a license agreement based on sales of fexofenadine HCl, marketed as Allegra in the Americas and as Telfast elsewhere.  Royalty payments from Aventis are due within 45 days after the end of a calendar quarter and are determined based on sales in that quarter.  Royalty revenue for the third quarter of 2003 decreased $0.7 million to $12.4 million, compared to $13.1 million in 2002.  The decrease was attributable to decreased sales of fexofenadine HCl by Aventis.  In its third quarter 2003 earnings release conference call, Aventis indicated that prescriptions for Allegra in the United States during the third quarter of 2003 decreased 7.8% from the prior year due to the impact of over-the-counter competition.  While Aventis has not provided estimates for 2004 sales, this negative trend may continue due to the impact of over-the-counter competion.

Royalty revenue for the nine month period ended September 30, 2003 increased $0.8 million to $38.7 million, compared to $37.9 million in 2002.  The increase was attributable to increased sales of fexofenadine HCl by Aventis.

Total revenue.  Total revenue consists of contract revenue and recurring royalty revenue.  Total revenue for the third quarter of 2003 increased $13.3 million to $45.4 million, compared to $32.1 million for the same period in 2002.  Total revenue for the nine month period ended September 30, 2003 increased $53.0 million to $144.3 million, compared to $91.3 million for the same period in 2002.

Costs and Expenses

Cost of contract revenue.  Our cost of contract revenue, from which we derive gross profit from contract revenue, consists primarily of compensation and associated fringe benefits for employees, chemicals, depreciation and other indirect costs.  Cost of contract revenue increased $11.1 million to $22.0 million in the third quarter of 2003 from $10.9 million for the same period in 2002.  The increase primarily resulted from the acquisition of Organichem, contributing $11.8 million of the increase.   Excluding Organichem, AMR contract revenue gross margin decreased to 34.6% in the third quarter of 2003 compared to 42.7% for the same period in 2002, primarily due to lower contract revenues.  Organichem’s contract revenue gross margin increased to 32.1% in the third quarter of 2003 compared to 23.9% for the same period in 2002.  The increase was primarily due to an increase in contract revenues of higher margin chemical development contracts as well as cost improvement programs initiated subsequent to our acquisition of Organichem.

Cost of contract revenue increased $46.5 million to $77.2 million for the nine months ended September 30, 2003 from $30.7 million for the same period in 2002.  The increase primarily resulted from the acquisition of Organichem, contributing $46.2 million of the increase.   Excluding Organichem, AMR’s contract revenue gross margin decreased to 34.9% for the nine months ended September 30, 2003 compared to 42.6% for the same period in 2002, primarily due to lower contract revenues.  Organichem’s contract revenue gross margin decreased to 20.4% for the nine months ended September 30, 2003 compared to 24.0% for the same period in 2002.  The decrease was due to a $1.0 million purchase accounting expense related to an increase in the value of inventories for purchase accounting on the date of acquisition.

Technology incentive award.  We maintain a Technology Development Incentive Plan, the purpose of which is to stimulate and encourage novel innovative technology development by our employees.  This plan allows eligible participants to share in a percentage of the net revenue earned by us relating to patented technology with respect to which the eligible participant is named as an inventor.  The technology incentive award expense incurred under our Technology Development Incentive Plan was $1.3 million for the third quarter of 2003 and 2002.  The expense was $3.9 million for the nine month period ended September 30, 2003 compared with $3.8 million for the same period in 2002.  The increase was directly attributed to the increase in royalty revenue from sales of fexofenadine HCl.

Research and development.  Research and development expense consists of compensation and benefits for scientific personnel for work performed on proprietary research projects and costs of supplies, related chemicals and overhead costs.  Research and development expense increased $3.6 million to $5.5 million for the third quarter of 2003 compared to $1.9 million for the same period in 2002.  The increase in research and development costs was related to the acquisition of Organichem, contributing $1.0 million to the increase,  $1.1 million from the expansion of our natural product chemistry and screening capabilities, including our natural products collaboration with Eli Lilly, as well as a reallocation of scientific personnel to other research and development projects as a result of the reduction in contract revenues which contributed $1.5 million of the increase.

Research and development expense increased $11.0 million to $16.6 million for the nine month period ended September 30, 2003 compared to $5.6 million for the same period in 2002.  The increase in research and development primarily related to, $2.2 million from the expansion of our natural product chemistry and screening capabilities, including our natural products collaboration with Eli Lilly, as well as a reallocation of scientific personnel to research and development projects as a result of the reduction in contract revenues and the acquisition of Organichem, which contributed $3.8 million to the increase.

Selling, general and administrative.  Selling, general and administrative expenses consists of compensation and related fringe benefits for marketing and administrative employees, professional service fees, marketing costs and all costs related to facilities and information services.  Selling, general and administrative expenses increased $0.7 million to $4.0 million for the third quarter of 2003 compared to $3.3 million for the same period in 2002.  The $0.7 million increase was attributable to the acquisition of Organichem.

Selling, general and administrative expenses increased $5.8 million to $15.5 million for the nine month period ended September 30, 2003 compared to $9.7 million for the same period in 2002.  The dollar increase was attributable to the acquisition of Organichem of $1.6 million, a $1.4 million write-off for the disposal of our Iowa facility in the first quarter of 2003, and payroll related costs associated with new hires in 2003 of approximately $2.8 million.

Equity in (loss) income of unconsolidated affiliates.  Equity in (loss) income of the unconsolidated affiliate consist of our portion of the earnings of our unconsolidated affiliate Fluorous Technologies, Inc. Equity earnings of the unconsolidated affiliate decreased $0.4 million to ($0.1) million for the third quarter of 2003 compared to $0.3 million for the same period in 2002.  During 2002, our proportionate share of Organichem’s net income was $0.4 million and was recorded as equity in (loss) income of unconsolidated affiliates.

Equity in (loss) income of the unconsolidated affiliate decreased $1.7 million for the nine month period ended September 30, 2003 compared to the same period in 2002.  During 2002, our proportionate share of Organichem’s net income was $1.9 million and was recorded as equity in (loss) income of unconsolidated affiliates.

Interest income(expense), net.  Interest income (expense), net consists of interest income from cash, cash equivalents and investments available for sale and interest expense incurred on long-term debt and capital leases.  Interest income (expense), net decreased $0.7 million to $0.3 million for the third quarter of 2003 compared to $1.0 million for the same period in 2002.  The decrease was attributed to an increase of $0.5 million in interest expense on increased borrowings from long-term debt and a decrease of $0.2 million in interest income due to reductions in interest rates in 2003.

Interest income (expense), net decreased $2.2 million to $0.9 million for the nine month period ended September 30, 2003 compared to $3.1 million for the same period in 2002.  The decrease was attributed to an increase of $1.3 million in interest expense on increased borrowings from long-term debt and a decrease of $0.9 million in interest income due to the current lower interest rate environment.

Minority interest in consolidated subsidiary.  During the period January 1, 2003 to February 11, 2003, we recorded $133 million in minority interest in our consolidated subsidiary, Organichem.  On February 12, 2003, we increased our ownership from 75% to 100%.

Income tax expense.  Income tax expense decreased to $4.6 million during the third quarter of 2003 compared to $5.7 million in the third quarter of 2002.  Income tax expense decreased to $11.4 million during the nine month period ended September 30, 2003 compared to $16.7 million for the same period in 2002.

The effective rate for our provision for income taxes was 35.5% in the third quarter of 2003 and for the nine month period ended September 30, 2003 as compared to 36.0% for the same periods in 2002.  The reduction in the effective rate resulted primarily from corporate tax planning and the acquisition of Organichem.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities.  During the first nine months of 2003, we generated cash of $33.0 million from operating activities.  During the first nine months of 2003, we used $43.2 million in investing activities, consisting of a net $7.4 million received from the maturity of investment securities, $28.3 million used to purchase Organichem and $22.0 million used for acquisition of property and equipment. During the first nine months of 2003, we generated $17.5 million for financing activities, consisting of $30.0 million in long-term debt borrowings, offset by $11.3 million used to repurchase shares of our common stock and $2.7 million in payments on capital leases and long-term debt.  Working capital was $174.1 million at September 30, 2003 as compared to $163.1 million as of December 31, 2002.  The primary source of the increase was assets purchased in the Organichem acquisition.

We entered into a $30.0 million term loan and $35.0 million line of credit to fund the acquisition of Organichem.  The term loan matures in February, 2008 and bears interest at a variable rate based on our leverage ratio.  The variable interest rate was 2.35% as of September 30, 2003.   The line of credit expires in February 2006 and bears interest at a variable rate based on our leverage ratio.  The variable interest rate was 2.34% as of September 30, 2003.  The term loan and line of credit contain certain financial covenants, including a maximum leverage ratio, a minimum required operating cash flow coverage ratio, a minimum earnings before interest and taxes to interest ratio and a minimum current ratio.  Other covenants include limits on asset disposals and the payment of dividends.

The following table sets forth our obligations to make future payments under long-term debt agreements:

Total	Next 3 Years	4-5 Years	After 5 Years
$63,721	$18,565	$34,638	$10,518

As of September 30, 2003, $6.1 million in fixed commitments were outstanding for fixed assets under construction.

During the third quarter, we purchased 255,154 shares of AMR stock at a cost of $3.7 million under a $15.0 million stock repurchase program authorized by the company’s board of directors in 2002.  During the period January 1, 2003 through September 30, 2003, we repurchased 830,854 shares of AMR stock at a cost of $11.3 million. Through September 30, 2003 under the $15.0 million stock repurchase program, we have repurchased a total of 928,754 shares at a cost of $12.8 million.

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

New Accounting Standards

In July 2002, the FASB issued Statement No. 146 ‘‘Accounting for Costs Associated with Exit or Disposal Activities’’. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, ‘‘Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)’’. Statement 146 replaces Issue 94-3 and is effective for all exit activities after December 31, 2002.  Our adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (‘‘FIN 45’’). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. It also incorporates without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”, which is being superseded. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.  The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Our adoption of FIN 45 did not have a material impact on our financial position, results of operations or cash flows.

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

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, ‘‘Consolidation of Variable Interest Entities’’ (“FIN 46”). FIN 46 provides guidance that determines conditions as to whether consolidation of a Variable Interest Entity is required. The requirements of FIN 46 are applicable to preexisting entities as of the beginning of the first interim period ending after December 15, 2003. Transition disclosure requirements of FIN 46 are required in all financial statements of interim or annual periods ending after February 1, 2003.  We believe our adoption of this interpretation will not have a material impact on our financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  This statement clarifies the circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component and amends existing pronouncements as a result of the new Statement.  The Statement is effective for contracts entered into after June 30, 2003.  We believe our adoption of this statement will not have a material effect on our financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  The Statement requires certain instruments to be classified as a liability, including instruments issued in the form of shares that are mandatory redeemable, instruments that at inception embodies an obligation to repurchase the issuer’s equity shares, and instruments that embodies unconditional obligations that must or may be settled by issuing a variable number of equity shares.  The Statement does not change the classification requirements of convertible bonds, or other outstanding shares that are conditionally redeemable.  The Statement is effective for instruments entered into after May 31, 2003.  The adoption of this statement did not have a material effect on our financial position, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We have market risk with respect to interest rates.  The risk is composed of changes in future cash flows due to changes in interest rates on our variable rate $30.0 million term loan and $35.0 million line of credit.

To mitigate this risk and as discussed in Note 16, we have entered into interest rate swap agreements that have fixed the interest rate on 31% of our debt.  Included in liabilities is $422, which represents the estimated decline in market value since entering into the swap agreements.

The potential loss in future cash flows from a 10% adverse change in quoted interest rates would approximate $454.

Item 4.  Controls and Procedures

(a)          Evaluation of disclosure controls and procedures.

As required by rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management conducted an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures, as of the end of the last fiscal quarter.  In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of the date of completion of the evaluation, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  We intend to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)          Changes in internal controls.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.             Legal Proceedings

Note 20 – Legal Proceedings

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

Aventis Pharmaceuticals, the U.S. pharmaceutical business of Aventis S.A., is currently involved in legal proceedings with Barr Laboratories, Inc. regarding an Abbreviated New Drug Application (ANDA) filed by Barr Laboratories with the U.S. Food and Drug Administration seeking authorization to produce and market a generic version of Allegra. Aventis Pharmaceuticals filed three patent infringement suits against Barr in August and September of 2001 and in January 2002 alleging infringement of certain U.S. patents related to 30, 60, and 180 mg tablets of fexofenadine HCl, and Allegra-D, an extended-release tablet for oral administration. A trial date has been set for September 2004. In addition, Aventis filed a patent infringement lawsuit against Impax Laboratories in March 2002 after Impax filed an ANDA to produce and market a generic version of Allegra-D. In late 2002 and early 2003, three other generic companies filed ANDAs for Allegra products. Aventis has either brought a patent infringement lawsuit or is evaluating its legal options with respect to these additional filings. Under applicable federal law, marketing of an FDA-approved generic capsule or tablet at minimum may not commence unless and until a decision favorable to a generic challenger is rendered in the patent litigation or until 30 months have elapsed from the date of the patent infringement lawsuit, whichever comes first. Aventis is taking the lead in preparing and executing a strategy to defend and enforce the intellectual property rights that exist with respect to Allegra. Aventis has been notified that one of these companies, Dr. Reddy’s Laboratories, has recently filed a Section 505(b)(2) application with the FDA seeking authorization to produce and market versions of Allegra 30, 60, and 180 mg tablets, as well as an ANDA seeking authorization to market a generic version of Allegra-D.  Aventis has filed a patent infringement lawsuit against Dr. Reddy’s in response to Dr. Reddy’s 505(b)(2) filing and intends to vigorously protect and enforce its intellectual property rights. Under current law, the FDA is now prevented from approving Dr. Reddy’s Section 505(b)(2) application for 30 months from September 2003, or until an earlier court decision adverse to Aventis in the patent litigation lawsuit. With regard to Dr. Reddy’s ANDA filing for Allegra-D, Aventis is currently reviewing its legal options.  In the U.S., Aventis holds multiple method of use, formulation, process and composition patents with respect to Allegra. Under the Company’s arrangements with Aventis, the Company will receive royalties until expiration of its underlying patents (between 2013 and 2015) or until they are earlier determined to be invalid and/or unenforceable.

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

(b)                                 Reports on Form 8-K.

On August 5, 2003, Albany Molecular Research, Inc. filed a current report on Form 8-K reporting under Item 9 that the Company issued a press release announcing its second quarter financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALBANY MOLECULAR RESEARCH, INC.

Date: November 14, 2003	By:	/s/ Thomas E. D’Ambra, Ph.D.
Thomas E. D’Ambra, Ph.D.
Chairman, President and Chief Executive Officer

Date: November 14, 2003	By:	/s/ David P. Waldek

David P. Waldek

Treasurer and Chief Financial Officer