Form 10-K
period 2003-12-31
ALBANY MOLECULAR RESEARCH INC
filed 2004-03-15
CIK 1065087

Use these links to rapidly review the document
ALBANY MOLECULAR RESEARCH, INC. INDEX TO ANNUAL REPORT ON FORM 10-K
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS ALBANY MOLECULAR RESEARCH, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Title of Each Class
Common Stock, par value $.01 per share
Preferred Stock Purchase Rights

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No

        The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on June 30, 2003 was approximately $404 million based upon the closing price per share of the Registrant's Common Stock as reported on the Nasdaq National Market on June 30, 2003. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of February 12, 2004, there were 31,660,761 outstanding shares of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the following document are incorporated by reference into Part III of this Report on Form 10-K:

(1)
The Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 19, 2004.

ALBANY MOLECULAR RESEARCH, INC.
INDEX TO
ANNUAL REPORT ON FORM 10-K

Cover page
Part I.
Cautionary Note Regarding Forward-Looking Statements
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Part II.
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Part III.
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services
Part IV.
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

i

        This Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements may be identified by forward-looking words such as "may," "could," "should," "would," "will," "intend," "expect," "anticipate," "believe," and "continue" or similar words. The Company's actual results may differ materially from such forward-looking statements as a result of numerous factors, some of which the Company may not be able to predict and may not be within the Company's control. Factors that could cause such differences include, but are not limited to, trends in pharmaceutical and biotechnology companies outsourcing chemical research and development, the loss of a significant customer, sales of Allegra (including any deviations in estimates provided by Aventis) and the Company's receipt of significant royalties from the Allegra license agreement, the risk that Allegra may be approved for over-the-counter use and Claritin's approval for over-the-counter use, the Company's and Aventis' ability to successfully enforce their respective intellectual property, patent rights and technology, including with respect to the generic companies' Abbreviated New Drug Application filings, the integration and operating risks associated with the Company's acquisition of Organichem, the Company's ability to successfully develop novel compounds and lead candidates in its collaborative arrangements, the Company's ability to take advantage of proprietary technology and expand the scientific tools available to it, the ability of the Company's strategic investments and acquisitions to perform as expected and any goodwill impairment related to such investments and acquisitions, the Company's ability to successfully complete its ongoing expansion projects on schedule, the Company's ability to execute its business plan for compound and chemical screening sample collections, and the Company's ability to effectively manage its growth. All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future. References to "we," "us," and "our," refers to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers should review carefully the risks and uncertainties identified below under the caption "Risk Factors and Certain Factors Affecting Forward-Looking Statements" and elsewhere in this 10-K. We do not undertake any obligation to update our forward-looking statements, except as required by applicable law.

PART I

ITEM 1. BUSINESS.

Overview

        We are a leading chemistry-based drug discovery and development company focused on identifying and developing novel biologically active small molecules with applications in the drug market. We conduct research and development projects and collaborate with many leading pharmaceutical, and biotechnology companies, and are developing new chemistry technology for potential pharmaceutical products. We engage in chemistry research, from lead discovery, optimization and development to commercial manufacturing. We believe we are the only company providing a critical mass of contract chemistry services to customers across the entire product development cycle from lead discovery to commercial manufacturing. Most of the services we offer have been traditionally provided by chemistry divisions within pharmaceutical and biotechnology companies, including drug lead discovery, medicinal chemistry, chemical development, analytical chemistry services and small-scale, pilot-plant and large-scale manufacturing. In February of 2003 we completed the acquisition of Organichem Corporation which is now our wholly-owned subsidiary. Organichem is a full service, custom manufacturer adhering to current Good Manufacturing Practices, ("cGMP"), and specializing in process development, pilot to commercial scale synthesis, high potency, low temperature and controlled substance manufacturing. Our Organichem location has manufactured ethical and over-the-counter drugs for more than 100 years. We have designed our services to permit our customers to reduce overall drug development time and cost and to simultaneously pursue a greater number of drug discovery and development opportunities.

        In addition to our chemistry research services, we also conduct proprietary research and development to discover new lead compounds with commercial potential. We anticipate that we would then license these compounds to third parties in return for up-front service fees and milestone payments as well as recurring royalty payments if these compounds are developed into new commercial drugs. In 1995, our proprietary research and development activities led to the development, patenting and licensing of a substantially pure form of, and a manufacturing process for, the active ingredient in the non-sedating antihistamine fexofenadine HCl marketed by Aventis S.A. as Allegra in the Americas and as Telfast elsewhere. Pursuant to a licensing agreement with Aventis, we have earned a total of $218.3 million in milestones and royalties from the beginning of the contract in 1995 through December 31, 2003 and are entitled to receive ongoing royalties from Aventis based upon a percentage of sales of Allegra. In addition, many of our discovery technology contracts provide for us to receive licensing, milestone and royalty payments for discoveries that lead to commercial products.

Industry Overview

        Opportunities to develop therapeutics for previously unmet or undermet medical needs are being fueled by advances in disciplines such as molecular biology, high throughput synthesis and screening and, in particular, human genomics research. In addition, pharmaceutical and biotechnology companies are under pressure to deliver new drugs to market and reduce the time required for drug development. This pressure has come about, in part, as a result of the significant number of current drug products on the market for which patent protection has or will soon expire.

        In order to take advantage of these opportunities and to respond to these pressures, many pharmaceutical and biotechnology companies have augmented their internal research and development capacity through outsourcing.

Drug Discovery, Development and Manufacturing Process

        Although many scientific disciplines are required for new drug discovery and development, chemistry and biology are core technologies. Chemists and biologists typically work together to develop laboratory models of disease, screen small molecule compounds to identify those that demonstrate the desired activity and finally create a marketable drug. The drug discovery and development process includes the following steps:

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

The Importance of Chemistry in the Drug Discovery and Development Process

        Lead Discovery.    The first major hurdle in drug discovery is the identification of one or more lead compounds that interact with a biological target, such as an enzyme, receptor or other protein, that may be associated with a disease. A biological test, or assay, based on the target is developed and used to test or "screen" chemical compounds. Medicinal chemistry and combinational chemistry working interactively with computational science are used to synthesize these compounds rapidly and study the interaction between the three-dimensional molecular structures of the compounds and biological targets. The objective of lead discovery is to identify a lead compound for further research and development.

        Lead Optimization.    Once a lead compound has been identified, medicinal chemistry is used to optimize that lead compound by modifying and synthesizing analogs of active lead candidates with improved potency, selectivity and/or pharmacokinetics (improved absorption, solubility, half-life and metabolism) in order to identify a more promising drug candidate. This iterative process involves the synthesis of compounds for biological testing, the analysis of the screening results and the further design and synthesis of additional compounds based upon the analysis of structure-activity relationships. During lead optimization, specialists in chemical development optimize the synthesis process and perform the scale-up synthesis of a lead compound as that compound is advanced through the drug discovery and development process. These scientists are experts in the preparation of chemicals on a larger scale and focus on the efficiency, economics, simplicity and safety of the preparation of such chemicals. Chemical development is also an iterative process which may require progressive improvements in chemical synthesis as subsequent repeat batches are prepared. In addition to providing repeat synthesis, significant process research may be required to refine existing or develop new synthesis processes. Also, during the lead optimization stage, analytical chemistry services are incorporated to assure the identity and purity of the lead candidate.

        Preclinical Testing.    Following the development of a lead compound during the lead optimization stage, advanced preclinical testing is conducted in order to evaluate the efficacy and safety of the lead compound prior to initiating human clinical trials. The lead compound must demonstrate a scientifically proven benefit in controlled and well-defined biological tests in animal models, and must exhibit this benefit at doses much lower than those at which side effects would occur. During the lead optimization and preclinical testing phases, scientists continue the synthesis of additional analogs of the lead compound using medicinal chemistry. Often a second compound, referred to as a backup compound or second generation analog, is synthesized and enters the drug development cycle. In addition, continued synthesis is desirable in order to prepare compounds of significant diversity to broaden potential patent coverage. As a result, the advancement of a lead compound into preclinical testing is often a catalyst which increases, rather than decreases, the need for additional medicinal chemical synthesis and other chemical services. During this phase, specialists in chemical development continue to conduct significant process research to optimize the production of a compound.

        Clinical Trials.    During clinical trials, several phases of studies are conducted to test the safety and efficacy of a drug candidate. As study populations increase and trial durations lengthen, larger quantities of the active ingredient are required. The active pharmaceutical ingredient ("API"), and the formulated drug product, must be prepared under current good manufacturing practices, commonly referred to as cGMP, guidelines. Analytical chemistry services are critical to cGMP manufacturing. Additional preparations provide an opportunity to further refine the manufacturing process, with the ultimate goal of maximizing the cost effectiveness and safety of the synthesis prior to commercialization.

        Product Commercialization.    Before approving a drug, the Food and Drug Administration (FDA) requires that manufacturing procedures and operations conform to cGMP regulations, International Conference on Harmonization (ICH) guidance and manufacturing guidelines and guidance published by the FDA. Manufacturing procedures and operations must be in compliance with all regulatory and quality regulations at all times during the manufacture of commercial products and APIs. Once a drug has received all necessary approvals, the manufacture, marketing and sale of commercial quantities of the approved drug may commence.

Trends Toward Contracting for Chemistry Services

        While contract services have traditionally been limited to the later stages of drug development, such as clinical trial management and manufacturing, many pharmaceutical and biotechnology companies are utilizing contract chemistry service providers to complement, or in some cases supplement, internal chemistry expertise. Currently, only a few companies provide chemistry services for drug discovery, development and manufacturing, and these companies have typically focused only on certain stages of the drug development process. We believe the following trends have led and will continue to lead to an increase in demand for contract chemistry services in drug discovery, development and manufacturing:

  •
  a larger number of drugs marketed today were not discovered in-house;

  •
  development of new technologies that will continue to increase the number of targets and accelerate the identification of active compounds;

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

Our Capabilities

        We have a broad range of high-quality drug discovery and development, chemistry research and manufacturing capabilities. The problem-solving abilities of our scientists provide added value throughout the drug discovery, development and manufacturing process. We offer proprietary discovery technologies as well as chemistry services on a contract basis that have traditionally required significant time and capital investment to create internally. Our comprehensive suite of services allows our customers to contract with a single partner, eliminating the time and cost of transitioning projects among multiple vendors.

Service Offerings

Drug Lead Discovery and Technologies

        We provide chemistry services and proprietary drug discovery technologies used to identify new lead compounds. We have developed biocatalysis technology that assists in the creation of novel chemistry libraries. Biocatalysis technology uses enzymes and microbial cell systems to synthesize new compounds which are unattainable by traditional means in one or two chemical steps. Additional discovery technologies that we provide include isolation, purification, structure elucidation and the supply of sample collection libraries from microbial and botanical sources, computational chemistry, virtual screening, microbiology, fermentation, asymmetric synthesis and high throughput metabolic screening.

        As part of our acquisition of New Chemical Entities in Bothell, WA in January 2001, we acquired an extensive collection of over 100,000 diverse compounds and natural product screening extracts. In February 2003, we obtained Eli Lilly and Co.'s collection of natural product assets including source materials, purified screening library samples, chemical analytical data and chemistry database tools. As part of our collaboration with Eli Lilly we have also significantly enhanced our biological screening capabilities. In January of 2004 we completed the construction and equipping of a new high throughput screening facility at our Bothell, WA location.

        We have also begun to develop and market specialized compound collections, and to bundle access to all or a part of these collections in more strategic research collaborative opportunities. During 2002, we launched our novel semi-exclusive compound library of approximately 30,000 compounds which are not otherwise available commercially. We sold nine copies of this novel compound library in 2003 and have retained additional quantities for screening collaborations. We are currently developing our next semi-exclusive library offering which we expect to offer in 2004. We are also currently developing a chemical sample screening library of over 100,000 diverse compounds which we expect to launch in early 2004. This latter library was designed using computational techniques to be chemically representative of an equivalent library of over 4.3 million compounds.

        We seek to bundle our drug discovery technologies and screening collections in a strategic alliance to cost effectively identify new drug candidates with selected partners. As part of a strategic alliance we would seek to leverage or bundle our natural product collections, natural product chemistry, biological screening, biocatalysis, small molecule libraries, computer aided drug design capabilities, medicinal chemistry, combinatorial chemistry, optimization, and other chemistry capabilities. In return, we would expect to receive a combination of fee for service, milestone and royalty payments based on the success of the drug candidate.

        We may also seek to sell or license our natural product and chemical libraries, or subsets, to customers for near term revenue through a combination of fee for service, milestone and royalty terms.

        Our drug discovery technologies complement our medicinal chemistry services as additional methods of developing and screening large numbers of compounds against drug targets to generate new drug leads. These drug discovery technologies give us the capability to:

  •
  improve the pharmacology, toxicology and efficacy or selectivity of chemical compounds for currently marketed drugs;

  •
  develop lead extensions from unsuccessful Phase II or Phase III clinical trials;

  •
  improve solubility and/or bioavailability of drug compounds;

  •
  create analogs of potential lead compounds;

  •
  identify active metabolites;

  •
  widen patent coverage; and

  •
  perform process research, consisting of the improvement or modification of existing processes.

Medicinal Chemistry

        The chemistry functions associated with the identification and optimization of a lead compound are handled by chemists specializing in medicinal chemistry. The role of the medicinal chemist is to synthesize small quantities of new and potentially patentable compounds for biological testing. Our medicinal chemistry group assists our customers in the pursuit of new drug leads as well as in lead development and optimization using modern structure-based drug design, as well as many other cutting edge techniques. Our medicinal chemistry group uses tools such as computational and combinatorial chemistry in conjunction with the traditional techniques of medicinal drug development. Medicinal chemistry services that we provide include:

  •
  design and synthesis of potential lead compounds;

  •
  design, modify and synthesis of compounds to improve receptor binding and selectivity, enzyme inhibition and selectivity affording drug candidates with improved potency and pharmacokinetics;

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

  •
  discovery and development of new synthetic methodologies to prepare products;

  •
  process development and production of single-isomer molecules; and

  •
  development of practical purification techniques.

Analytical Chemistry Services

        Our analytical chemistry services develop assays for studying the purity of the various substances we synthesize, examining and detecting impurities, conduct physical testing, validate methods against established protocols and conduct stability testing. We also provide regulatory consulting services, including the preparation of regulatory filings, chemistry manufacturing and control documentation and testing, and scientific and technical writing. The cGMP guidelines mandated by the FDA necessitate employing analytical support for drugs under development, as well as for drugs already on the market. Our analytical services are designed to support our customers' compliance with these guidelines. We typically provide these services at several stages throughout the drug discovery, development and manufacturing process starting with lead optimization. Analytical services that we provide include:

  •
  test method development and validation;

  •
  quality control and release testing;

  •
  high performance liquid and/or gas chromatography for purity assessment, separation of enantiomers and identification of impurities;

  •
  evaluation of polymorphic forms, crystallization properties, and salt selection for new drug candidates;

  •
  stability studies for bulk active ingredients and formulated drug products; and

  •
  preparation of regulatory documentation, including chemistry manufacturing and control sections of investigational new drug applications, new drug applications and drug master files.

cGMP Manufacturing Services

  Small Scale Manufacturing

        We provide chemical synthesis and manufacturing services for our customers in accordance with cGMP guidelines. All facilities and manufacturing techniques used in the manufacture of products for clinical use or for sale in the United States must be operated in conformity with cGMP guidelines as established by the FDA. Our Albany, N.Y. location has production facilities and quarantine and restricted access storage necessary to manufacture quantities of drug substance under cGMP conditions sufficient for conducting clinical trials from Phase I through Phase II, and later stages for selected products, based on volume and other parameters.

  Large Scale Manufacturing

        Our Organichem location is equipped to provide a wide range of custom chemical development and manufacturing capabilities. Through Organichem, we conduct commercial cGMP manufacturing of active pharmaceutical ingredients and advanced intermediates. Organichem's large-scale cGMP manufacturing facilities provide synergies with our small-scale development laboratories, offering our customers excellence at every scale, from bench to production. In addition, Organichem provides a number of highly specialized production capabilities, including manufacturing of highly potent and cytotoxic agents, purification using critical fluid technology, production of controlled substances, and cryogenic reaction capabilities. In January 2003 our focus on quality was reinforced after a successful FDA inspection of Organichem resulted in no issuances of Form FDA 483 Observations of Objectionable Conditions and Practices.

Consulting Services

        We provide to our customers, in particular our biotechnology customers, consulting services across all chemistry phases of drug discovery, development and manufacturing.

Proprietary Research and Development

        Leveraging our wide array of chemistry disciplines and discovery technologies, we seek to discover and develop promising drug candidates and license these candidates in return for upfront fees, milestones and downstream royalty payments for commercialized drug products. Utilizing our medicinal chemistry expertise, high throughput biological screening capabilities, our combinatorial biocatalysis technology, natural products sample collections and other chemically and structurally diverse chemical collections generated through the application of combinatorial chemistry integrated with our computer assisted drug design capabilities, we pursue drug discovery opportunities and generate novel biologically active chemical substances. Our broad array of scientific disciplines also include capabilities in microbial fermentation, molecular biology, cell culture technologies, gene expression and cloning, in vitro drug metabolism testing and scale up synthesis of human metabolites.

Allegra/Telfast Licensing Agreement

        Our proprietary research and development efforts to date have contributed to the discovery and development of one product that has reached the market. We discovered a new process to prepare a metabolite known as terfenadine carboxylic acid, or TAM, in a purer form. The purer form of TAM is the active ingredient in the non-sedating antihistamine known as fexofenadine HCl, which is sold by Aventis under the name Allegra in the Americas and as Telfast elsewhere. We have been issued several United States and foreign patents relating to TAM and the process chemistry by which TAM is produced. Subject to payment of government annuities and maintenance fees, our issued patents relating to TAM expire between 2013 and 2015. See "Item 3—Legal Proceedings" for discussion of current legal proceedings related to Allegra/Telfast.

        In March 1995, we entered into a license agreement with Aventis. Under the terms of the license agreement, we granted Aventis an exclusive, worldwide license to any patents issued to us related to our original TAM patent applications. Since the beginning of the agreement through December 31, 2003, we have earned $7.4 million in milestone payments and $210.9 million in royalties under this license agreement. Aventis is obligated under the license agreement to pay ongoing royalties to us based upon sales of Allegra/Telfast. We are not entitled, however, to receive any additional milestone payments under the license agreement. Sales of Allegra/Telfast worldwide were approximately $1.97 billion for the year ended December 31, 2003, $1.92 billion for the year ended December 31, 2002, and $1.56 billion for the year ended December 31, 2001.

Customers

        Our customers include pharmaceutical companies and biotechnology companies and, to a limited extent, agricultural companies, fine chemical companies and contract chemical manufacturers. For the year ended December 31, 2003, contract revenue from our three largest customers represented 34%, 8% and 6%, respectively, of our contract revenue. For the year ended December 31, 2002, contract revenue from our three largest customers respectively represented approximately 12%, 12% and 7% of our contract revenue. For the year ended December 31, 2001, contract revenue from our three largest customers respectively represented approximately 18%, 14% and 10% of our contract revenue. Our largest customer, Amersham Health PLC, or Amersham, represented 34% of total contract revenue for the year ended December 31, 2003.

Marketing

        Our services are marketed primarily by our senior management and dedicated business development personnel. Because our customers are typically highly skilled scientists, our use of technical experts in marketing has allowed us to establish strong customer relationships. In addition to our internal marketing efforts, we also rely on the marketing efforts of consultants, both in the United

States and abroad. We market our services directly to customers through targeted mailings, meetings with senior management of pharmaceutical and biotechnology companies, maintenance of an extensive Internet web site, participation in trade conferences and shows, and advertisements in scientific and trade journals. We also receive a significant amount of business from customer referrals and through expansion of existing contracts.

Employees

        We believe that the successful recruitment and retention of qualified Ph.D., masters and bachelor level scientists is a key element in achieving our strategic goals. We believe that as competitive pressures in the pharmaceutical and biotechnology industries increase, the recruitment and retention of chemists will become increasingly competitive. In order to meet this challenge, we actively recruit scientists at colleges and universities, through third-party recruitment firms and through contacts of our employees. We believe the sophisticated chemistry performed in the course of our business will assist us in attracting and retaining qualified scientists. We offer competitive salaries and benefits to our scientists. As an incentive directed toward the recruitment and retention of highly skilled scientists, we have a program which provides that any scientist or scientists employed by us and named as an inventor on a patent not obtained in connection with a customer contract will receive a percentage of any net licensing, milestone and royalty revenues received by us with respect to such patent. Under this program, Thomas E. D'Ambra, Ph.D., our Chairman, President and Chief Executive Officer, receives payments as the sole inventor on the patents for fexofenadine HCl. Dr. D'Ambra earned $5.2 million in 2003, $5.1 million in 2002, and $4.2 million in 2001 under this program. During 2003 six employees received payments equal to 10% of the $170,000 revenue earned by us relating to the achievement of certain milestones included in customer contracts.

        As of January 31, 2004, we had 848 employees. Organichem's hourly work force of 105 employees is covered by a collective bargaining agreement with the International Chemical Workers Union. A new 3-year collective bargaining agreement was signed in January 2004 with the union and expires on January 10, 2007. None of our other employees are covered by a collective bargaining agreement. We consider our relations with our employees and the union to be good.

Competition

        We face competition based on a number of factors, including size, relative expertise and sophistication, speed and costs of identifying and optimizing potential lead compounds and of developing and optimizing chemical processes. In certain aspects of our business we also face foreign competition with lower cost structures. We compete with the research departments of pharmaceutical companies, biotechnology companies, combinatorial chemistry companies, contract research companies, contract drug manufacturing companies and research and academic institutions. Many of these competitors have greater financial and other resources and more experience in research and development than we do. Smaller companies may also prove to be significant competitors, particularly through arrangements with large corporate collaborators.

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

        We anticipate that we will face increased competition in the future as new companies enter the market, including overseas competitors, and as advanced technologies become available. We also anticipate increased foreign competition from Asia, India and Eastern Europe and other low cost environments. Our services and expertise may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors. The existing approaches of our competitors or new approaches or technologies developed by our competitors may be more effective than those developed by us. We cannot give assurance that our competitors will not develop more effective or more affordable technologies or services, thus rendering our technologies and/or services obsolete, uncompetitive or uneconomical.

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

        We have a policy of seeking patent protection for patentable aspects of our proprietary technology. We have been issued thirteen United States patents, five New Zealand patents, seven Australian patents, three Canadian patents, three Norwegian patents, two Japanese patents, two Finnish patents, two Irish patents, one South Korean patent, two Dutch patents, two Spanish patents, two Swiss patents, two British patents, two Swedish patents, two Portugese patents, two Monaco patents, two Italian patents, two patents from Luxembourg, two Greek patents, two German patents, two French patents, two patents from Denmark, two Belgian patents, and one European patent collectively covering fexofenadine HCl and certain related manufacturing processes. Subject to payment of government annuities and maintenance fees, our United States patents expire between 2013 and 2015, our Canadian, European, and Japanese patents expire in 2014 and our New Zealand, South Korean, Irish, Dutch, Spanish, Swiss, British, Finnish, Swedish, Portuguese, Monaco, Italian, Luxembourg, Greek, German, French, Danish, Belgian, Australian and Norwegian patents expire between 2014 and 2016. Additionally, we have been issued two United States patents relating to Substituted Biaryl Purines as potent anticancer agents. Subject to payment of government annuities and maintenance fees, these patents expire in 2020 and 2021 respectively.

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

        We may also enter into collaborations or other arrangements whereby we retain certain ownership rights or may be entitled to receive milestones and royalties with respect to proprietary technology developed by us. On March 15, 2002, we signed an agreement with Bristol-Myers Squibb Company, or BMS, which included the transfer of ownership to us of three patent applications related to Attention Deficit Hyperactivity Disorder, or ADHD, and central nervous system indications was issued. In 2003, one of the United States patents applications relating to a series of aryl and heteroaryl tetrahydroisoquinolines for these indications. Subject to the payment of government annuities and maintenance fees, this patent expires in 2020. We intend to seek a third party licensee to develop this technology. Many of our other current contracts with our customers provide that ownership of proprietary technology developed by us in the course of work performed under the contract is vested in the customer, and we retain little or no ownership interest.

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

Government Regulation

        The manufacture, transportation and storage of our products are subject to certain international, Federal, state and local laws and regulations. Our future profitability is indirectly dependent on the sales of pharmaceuticals and other products developed by our customers. Regulation by governmental entities in the United States and other countries will be a significant factor in the production and marketing of any pharmaceutical products that may be developed by our customers. The nature and the extent to which such regulation may apply to our customers will vary depending on the nature of any such pharmaceutical products. Virtually all pharmaceutical products developed by our customers will require regulatory approval by governmental agencies prior to commercialization. Human pharmaceutical products are subject to rigorous preclinical and clinical testing and other approval procedures by the FDA and by foreign regulatory authorities. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations are time consuming and require the expenditure of substantial resources.

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

        All facilities and manufacturing techniques used in the manufacture of products for clinical use or for sale in the United States must be operated in conformity with cGMP guidelines as established by the FDA. Our facilities are subject to scheduled periodic regulatory inspections to ensure compliance with cGMP requirements. Failure on our part to comply with applicable requirements could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. A finding that we had materially violated cGMP requirements could result in additional regulatory sanctions and, in severe cases, could result in a mandated closing of our facilities or significant fines, which would materially and adversely affect our business, financial condition and results of operations.

        Our manufacturing and research and development processes involve the controlled use of hazardous materials. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although we believe that our activities currently comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our resources. In addition, we cannot assure you that we will not be required to incur significant costs to comply with environmental laws and regulations in the future.

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

ITEM 2. PROPERTIES.

        Our principal manufacturing and research and development facilities are located in the United States. The aggregate square footage of our operating facilities is approximately 694,000 square feet, of which 429,400 square feet are owned and 264,600 square feet are leased. Set forth below is information on our principal facilities:

Location	Square Feet	Primary Purpose
Albany, New York	260,500	Manufacturing, Research & Development and Administration
East Greenbush, New York	64,600	Manufacturing & Research & Development
Rensselaer, New York	251,400	Manufacturing & Research & Development
Mt. Prospect, Illinois	88,000	Manufacturing & Research & Development
Bothell, Washington	29,500	Research & Development

        We consider these facilities to be in good condition and suitable for their purpose. The capacity associated with these facilities is adequate to meet our anticipated needs through 2004.

ITEM 3. LEGAL PROCEEDINGS.

        From time to time we may be involved in various claims and legal proceedings arising in the ordinary course of business. Except as noted below in regards to litigation relating to Allegra, we are not currently a party to any such claims or proceedings which, if decided adversely to us, would either individually or in the aggregate have a material adverse effect on our business, financial condition, results of operations or cash flows.

        We, along with Aventis Pharmaceuticals, the U.S. pharmaceutical business of Aventis S.A., are currently involved in legal proceedings with five companies currently seeking to market generic versions of fexofenadine. During 2001, Barr Laboratories, Inc. filed an Abbreviated New Drug Application (ANDA) with the U.S. Food and Drug Administration seeking authorization to produce and market a generic version of Allegra. Aventis Pharmaceuticals filed three patent infringement suits against Barr in August and September of 2001 and in January 2002 alleging infringement of certain U.S. patents related to 30, 60, and 180 mg tablets of fexofenadine HCl, and Allegra-D, an extended-release tablet for oral administration. In addition, Aventis filed a patent infringement lawsuit against Impax Laboratories in March 2002 after Impax filed an ANDA to produce and market a generic version of Allegra-D. In late 2002 and early 2003, Mylan Pharmaceuticals, Teva Pharmaceuticals and Dr. Reddy's Laboratories filed ANDAs to market generic versions of Allegra products. Under applicable federal law, marketing of an FDA-approved generic capsule or tablet at minimum may not commence unless and until a decision favorable to a generic challenger is rendered in the patent litigation or until 30 months have elapsed from the relevant patent infringement lawsuit, whichever comes first.

        In late 2003, Dr. Reddy's Laboratories filed a Section 505(b)(2) application with the FDA seeking authorization to produce and market versions of Allegra 30, 60, and 180 mg tablets, as well as an ANDA seeking authorization to market a generic version of Allegra-D. Aventis has filed a patent infringement lawsuit against Dr. Reddy's in response to Dr. Reddy's 505(b)(2) filing. The five lawsuits filed by Aventis are pending in the U.S. District Court of New Jersey.

        On March 5, 2004, we, along with Aventis, filed additional patent infringement lawsuits in the U.S. District Court in New Jersey against Barr Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Impax Laboratories and Dr. Reddy's Laboratories based on several of our patents relating to Allegra and Allegra-D products. In those suits, we asserted that the defendants' commercial manufacture, importation, use or sales of products relating to their FDA applications do or will infringe on one or more claims of our patents. In a conference on March 8, 2004, the District Court of New Jersey set April 15, 2005 as the end date for the discovery phase of the five previously filed Aventis cases as well as the lawsuits filed by us and Aventis. The previously-set trial date of September 2004 is no longer in effect and no new trial date has been scheduled.

        Aventis is taking the lead in preparing and executing a strategy to defend and enforce the intellectual property rights that exist with respect to Allegra. In the U.S., Aventis holds multiple methods of use, formulation, process and composition patents with respect to Allegra. Under our arrangements with Aventis, we will receive royalties until expiration of its underlying patents (between 2013 and 2015) or until they are earlier determined to be invalid. See" Risk Factors And Certain Factors Affecting Forward-Looking Statements—The royalties we earn on Allegra may decrease."

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        (a)   Market Information. The Common Stock of the Company is traded on the Nasdaq National Market ("Nasdaq") under the symbol "AMRI." The following table sets forth the high and low closing prices for our Common Stock as reported by Nasdaq for the periods indicated:

Period	High	Low
Year ending December 31, 2003
First Quarter	$17.94	$12.95
Second Quarter	$15.35	$10.97
Third Quarter	$16.56	$13.46
Fourth Quarter	$15.26	$13.03
Year ended December 31, 2002
First Quarter	$28.94	$21.58
Second Quarter	$24.45	$19.85
Third Quarter	$23.15	$16.51
Fourth Quarter	$17.71	$13.95

        (b)   Holders. The number of record holders of our Common Stock as of February 17, 2004 was approximately 210. We believe that the number of beneficial owners of our Common Stock at that date was substantially greater than 210.

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

        (d)   Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

        None.

        (e)   Equity Compensation Plan Information—The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2003:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders(1)	2,854	$20.10	1,091
Equity compensation plans not approved by security holders	—	—	—

Total	2,854	$20.10	1,091

(1)
Consists of the Stock Option Plan and the Employee Stock Purchase Plan (ESPP). Does not include purchase rights accruing under the ESPP because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period. Includes shares available for future issuance under the ESPP and Stock Option Plan.

ITEM 6. SELECTED FINANCIAL DATA.

	As of and for the Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Consolidated Statements of Income Data:
Contract revenue	$144,667	$71,688	$60,334	$39,874	$23,384
Recurring royalties	51,682	51,139	41,675	29,226	21,444

Total revenue	196,349	122,827	102,009	69,100	44,828

Cost of contract revenue	101,753	41,313	34,946	23,356	13,848
Technology incentive award	5,183	5,107	4,165	2,921	2,132
Research and development	22,466	7,096	4,290	2,435	1,827
Selling, general and administrative	20,318	12,897	12,194	7,966	6,873

Total operating expenses	149,720	66,413	55,595	36,678	24,680

Income from operations	46,629	56,414	46,414	32,422	20,148
Other income (expense):
Equity in income (loss) of unconsolidated affiliates	(372)	2,795	1,130	552	(98)
Interest income, net	1,109	3,935	6,430	4,521	2,000
Minority interest in consolidated subsidiaries	133	—	—	—	—
Other income (expense), net	403	93	127	187	(81)

Total other income, net	1,273	6,823	7,687	5,260	1,821

Income before income tax expense	47,902	63,237	54,101	37,682	21,969
Income tax expense	16,714	22,686	19,707	14,089	8,195

Net income	$31,188	$40,551	$34,394	$23,593	$13,774

Basic earnings per share	$0.98	$1.24	$1.04	$0.78	$0.51

Diluted earnings per share	$0.96	$1.22	$1.01	$0.74	$0.46

Weighted average common shares outstanding, basic	31,880	32,632	33,065	30,363	27,132
Weighted average common shares outstanding, diluted	32,366	33,309	34,154	32,063	29,634
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$124,628	$129,537	$135,865	$152,024	$23,845
Property and equipment, net	146,639	72,518	59,756	30,914	15,879
Working capital	173,596	163,133	155,276	161,335	34,432
Total assets	392,631	302,736	284,059	238,566	88,242
Long-term debt, less current maturities	53,129	5,281	5,930	120	168
Total stockholders' equity	302,284	282,367	263,633	228,533	82,920
Other Consolidated Data:
Capital expenditures	$30,554	$17,387	$21,155	$16,525	$2,721

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion of the results of our operations and financial condition should be read in conjunction with the accompanying Consolidated Financial Statements and the Notes thereto included within this report.

Overview

        We are a leading chemistry-based drug discovery and development company, focused on identifying and developing novel biologically active small molecules with applications in the prescription drug market. We engage in comprehensive chemistry research from lead discovery, optimization and development to commercial manufacturing and conduct cell and non-cell based high throughput screening on a variety of biological targets. We perform chemistry research for many of the leading pharmaceutical and biotechnology companies and for our own internal research and development.

        In addition to our chemistry contract services, we also conduct proprietary research and development to discover new therapeutically-active lead compounds with commercial potential. We anticipate that we would then license these compounds to third parties in return for up-front service fees and milestone payments as well as recurring royalty payments if these compounds are developed into new commercial drugs. In 1995, our proprietary research and development activities led to the development, patenting and licensing of a substantially pure form of, and a manufacturing process for, the active ingredient in the non-sedating antihistamine fexofenadine HCl marketed by Aventis S.A. as Allegra in the Americas and as Telfast elsewhere. In addition, certain of our discovery technology contracts provide for us to receive milestone and royalty payments for discoveries that lead to commercial products.

        Our total revenue for 2003 was $196.3 million, including $144.7 million from our chemistry contract business and $51.7 million revenue from our royalties on sales of Allegra. During 2003 we performed work for more than 150 customers, including 40 new customers. We earned $31.2 million in net income in 2003, generated $46.3 million in cash from operations and spent $30.6 million in capital on our facilities and equipment, primarily related to the construction of our high throughput screening laboratories, the expansion of our manufacturing suites at Organichem and the construction of our new corporate headquarters. We also spent $13.5 million during 2003 to repurchase 959,032 shares of our common stock. As of December 31, 2003, we had $124.6 million in cash, cash equivalents and investments and $57.6 million in bank and other related debt, carrying a blended interest rate of approximately 3.0%.

        We continue to execute a long-term strategy to grow our platform chemistry services business while leveraging our proprietary technologies and capabilities to provide greater value to our customers and further growth for the company. We have enhanced our chemistry service offerings with the addition of our high throughput screening expertise and technologies, the addition of Eli Lilly and Co.'s natural product collection, the launch of our semi-exclusive synthetic chemical library and the completion of our diverse chemical sample collection. We believe that the pharmaceutical industry is placing more emphasis on the quality and content of compound libraries and their related screening versus the quantity of the compounds. We have also enhanced our service offerings with the addition of certain physical chemistry services to evaluate polymorphic forms and crystal habits and to evaluate salt selection for potential new drug candidates.

        In early 2003 we completed the full acquisition of Organichem. Organichem strategically positions us to offer high quality clinical trial and large scale cGMP production capabilities for our customers, as well as expertise in high potency and controlled drug substance manufacturing which provide higher profit margins. We realized strategic benefits from Organichem in 2003 by successfully transitioning several of our customers clinical supply manufacturing projects from our smaller scale chemistry laboratories into the facilities of Organichem. We will continue to seek opportunities to add services and technologies that add value to our customers. We are also evaluating opportunities to leverage our large-scale cGMP production facilities at Organichem, including identifying niche products to manufacture and sell as well as assessing complementary lines of business that support cGMP production.

        We continue to advance our proprietary technologies and programs with the goal to generate licensing or other revenue opportunities. Our most near-term licensing opportunity relates to intellectual property transferred to us from BMS. The intellectual property provides us with ownership of one of BMS's pre-clinical drug candidates, along with patent applications covering attention deficit hyperactivity disorder ADHD and other central nervous system indications. While we continue to invest in this program, we are also in discussions to license this technology in exchange for a combination of up front license fees, milestones and royalty payments. In connection with the agreement, by March 31, 2004, we must issue additional warrants to BMS or return the technology and all improvements made to date. It has been our desire to seek a licensing deal in which upfront licensing payments would offset all or a portion of the expense related to issuing the warrants. Given the upcoming deadline with the BMS agreement, we anticipate issuing warrants in the first quarter of 2004 to BMS to purchase approximately 2,200,000 shares of our common stock and to record an expense of approximately $3.0 million related to the issuance of the warrants. We initially issued 53,053 warrants for the purchase of our common stock to BMS in early 2002 as part of the signing of the agreement. The exercise prices of the initial 53,053 warrants range from $40 to $45 per share. The exercise prices of the remaining 525,000 warrants will range from $15 to $20 per share above our stock price at the time the warrants are issued. This second warrant issue will satisfy all equity-related obligations to BMS under our agreement. We also continue to utilize our proprietary technologies, including our biocatalysis and natural product capabilities, to further advance other early stage internal research programs in the fields of oncology, immunosuppresion and inflammation. We have initiated an internal screening program to screen our own chemical and natural product collections with the goal of generating lead candidates. If successful, we would seek a licensing partner at an appropriate research or developmental stage.

        Additionally, we continue to include provisions in certain contracts which contain a combination of fee for service, milestone and royalty payments should our proprietary technology and expertise lead to the discovery of new products that reach the market. We received two milestone payments in the amount of $170,000 in the third quarter of 2003 resulting from such customer contracts. One of these customer contracts relates to a drug candidate in phase III clinical trials for which we may have the right to receive a fractional royalty based on commercialized sales if the drug is approved by the FDA.

        The business environment for chemistry outsourcing continues to be challenging. Our customers remain under budgetary pressures and are currently spending a greater portion of their research and development dollars on later stage development projects. While overall pharmaceutical spending is projected to increase in 2004, in certain areas of our business there has been a significant increase in foreign competition that has substantially lower cost structures. The lower cost structures result from parts of the world where salaries are a fraction of what they are in industrialized countries. This trend has resulted in pricing pressures in the U.S. and is impacting our ability to increase or maintain pricing on our customer contracts. We expect the increase in competition from lower cost locations, such as Asia and India, to continue. In early 2004, we have experienced an increase in the number of customer inquiries with particular demand for our chemical development and early stage cGMP manufacturing.

        The competitive environment facing Allegra has also intensified during the past year. In November 2002, Schering Plough received approval by the FDA to voluntarily switch the status of Claritin from prescription to over-the-counter (OTC) status. In December 2002, Schering Plough began to market and sell Claritin as an OTC drug. The marketing of Claritin as an OTC drug, the subsequent marketing of generic alternatives to Claritin, and health maintenance organization (HMO) programs attempting to direct consumers towards OTC antihistamines, resulted in flat sales of Allegra in the United States compared to the prior year. Further, Aventis has projected a mid-single digit percentage decline in Worldwide sales of Allegra in 2004 from 2003, consisting of a high single digit decline in the U.S. offset by growth in the international market. As a result, we have incorporated in our earnings guidance up to a 10% decline in royalty revenues for 2004.

Critical Accounting Policies And Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, equity investments, unbilled revenue, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Contract Revenue Recognition

        Our contract revenue consists primarily of fees earned under contracts with third-party customers and reimbursed expenses under such contracts. We also seek to include provisions in certain contracts which contain a combination of up-front licensing fees, milestone and royalty payments should our proprietary technology and expertise lead to the discovery of new products that reach the market. Reimbursed expenses consist of chemicals and other project specific costs. We view contract revenue as our primary measure of revenue growth rather than licensing fees and royalties, which are dependent upon our licensees' sales. Generally, our contracts may be terminated by the customer upon 30 days' to one year's prior notice, depending on the size of the contract.

        We generate contract revenue on the following basis:

        Full-time Equivalent (FTE).    An FTE agreement establishes the number of our employees contracted for a project or a series of projects, the duration of the contract period, the price per FTE, plus an allowance for chemicals and other project specific costs, which may or may not be incorporated in the FTE rate. Typically, our FTE contracts have terms of six months or longer. Our FTE contracts typically provide for annual adjustments in billing rates for the scientists assigned to the contract. These contracts involve our scientists providing services on a "best efforts" basis in the development of novel chemistry for our customers. There are no fixed deliverables as part of these services. As such, we recognize revenue under FTE contracts on a monthly basis as services are performed according to the terms of the contract.

        Time and Materials.    Under a time and materials contract we charge our customers an hourly rate plus an allowance for chemicals and other project specific costs. We recognize revenue for time and material contracts based on the number of hours devoted to the project multiplied by the customer's billing rate plus other project specific costs incurred.

        Fixed Fee.    Under a fixed-fee contract we charge a fixed agreed upon amount for a deliverable. Fixed-fee contracts have fixed deliverables upon completion of the project. We recognize revenue for fixed fee contracts after projects are completed, delivery is made and title transfers to the customer and collection is reasonably assured.

        Up-Front License Fees, Milestone and Royalty Revenue.    We analyze our agreements to determine whether the elements can be separated and accounted for individually or as a single unit of accounting in accordance with EITF No. 00-21, Revenue Arrangements with Multiple Deliverables and SAB 104, Revenue Recognition. Allocation of revenue to individual elements which qualify for separate accounting is based on the estimated fair value of the respective elements. Generally, the provisions for licensing, milestone and royalty payments included in our contracts are related to the occurrence of specific identifiable events. We will recognize revenue from up-front non-refundable licensing fees on a straight line basis over the period we have continuing involvement in the underlying project. We will recognize revenue arising from a milestone payment upon the successful achievement of the event, and the resolution of any uncertainties or contingencies regarding potential collection of the related payment, or if appropriate over the remaining term of the agreement.

        We recognized revenue from two milestone payments totaling $170,000 from two customers during the third quarter of 2003. One of these milestone payments was for an early stage lead discovery project that involved the use of our computer-assisted drug design technologies. The other milestone payment was for our chemical development work on a compound that is currently in phase III clinical trials. If this compound currently in Phase III clinical trials is approved by the FDA, we may have the right to receive a fractional royalty on the commercial sales of the product.

        Deferred Revenue.    Deferred revenue represents monies received for services that have not yet been performed as well as customer billings related to completed production which has not yet shipped. As an added service, during 2003 we began to temporarily store completed cGMP production at our facilities for certain customers. Under these arrangements, upon completion of the customer project we typically will enter into a storage agreement with the customer. We will temporarily store and subsequently ship the completed production, often in multiple shipments to multiple sites. The revenue related to these arrangements is recognized at the time the products are ultimately shipped. At the end of 2003, we had approximately $200,000 in deferred revenue related to the storage of completed production.

Recurring Royalty Revenue Recognition

        Recurring royalties consist of royalties under a license agreement with Aventis based on the worldwide sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere. We record royalty revenue in the period in which the sales of Allegra occur. Royalty payments from Aventis are due within 45 days after each calendar quarter and are determined based on sales of Allegra/Telfast in that quarter.

Natural Product and Lead Finding Sample Collections

        As part of our strategy to provide a comprehensive offering of natural product and chemical lead finding discovery services and technologies to our customers, we have acquired natural product sample collections and related assets and are producing novel compound libraries and chemical screening collections. We are also capitalizing the cost of internally producing our novel compound and screening collections in our inventory. We launched our novel semi-exclusive compound library of approximately 30,000 compounds in 2002 on a semi-exclusive basis. We sold nine copies of this novel compound library in 2003 and realized revenue of $1.4 million. We are currently preparing our second semi-exclusive library offering which we expect to market during 2004. At December 31, 2003 the inventory value of our semi-exclusive library on our consolidated balance sheet was $1.4 million.

        We anticipate completing our chemical screening library of approximately 110,000 diverse compounds in March 2004 and are currently marketing this library alone or as part of a larger discovery collaboration including target screening. At December 31, 2003 the inventory value of our chemical screening library on our balance sheet was $3.7 million.

        We have estimated the fair value of our natural product collections obtained as part of our acquisition of New Chemical Entities in January 2001 and have included their value in our inventory. In February 2003, we acquired Eli Lilly and Co.'s collection of natural product libraries including source materials, purified screening library samples, chemical analytical data and chemistry database tools. As part of our collaboration with Eli Lilly, we also significantly enhanced our biological screening capabilities. Our investment in biological screening capabilities became operational in January 2004. The combination of these investments should enhance our ability to market and sell our natural product collections, sales of which to date have not been significant. Total natural product related assets recorded on our consolidated balance sheet as of December 31, 2003 were $7.4 million.

        If we are unable to successfully execute our business plan, within certain time constraints, including achievement of annual revenue targets, or if actual market conditions are less favorable than those projected by management, we may be required to write-down the value of certain library assets ($11.1 million) and goodwill and intangible assets ($18.0 million), resulting in a charge to operations.

Goodwill

        We perform an annual assessment of the carrying value of our goodwill for potential impairment. A determination of impairment is made based upon the estimated future cash flows of the operations associated with goodwill. An independent third-party impairment review was completed in 2003 and the conclusion was that no impairment was required. If goodwill is determined to be impaired in the future we would be required to record a charge to our results of operations. Factors we consider important which could result in an impairment include the following:

  •
  significant underperformance relative to historical or projected future operating results;

  •
  significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

  •
  significant negative industry or economic trends; and

  •
  our market capitalization relative to net book value.

        We have $42.1 million of goodwill on our consolidated balance sheet as of December 31, 2003. Approximately $14.2 million of this balance related to the acquisition of New Chemical Entities and approximately $24.9 million to the acquisition of Organichem.

Intangible Assets

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

Equity Investments

        We have equity investments in leveraged private companies that have operations in areas within our strategic focus. During 2003, we made equity investments in two private companies totaling $2.1 million. Under the terms of these agreements, we provided FTE services to each customer in exchange for equity securities, plus additional fee for service cash payments. The value of our investment was based on the market value of the contract services we provided. The underlying securities of the private companies were priced at either the most recent equity financing or the pricing on the next round of equity financing. Both of these companies are currently in the process of raising additional financing.

        We account for these investments using the cost method of accounting for investments as our ownership interest in each customer is below 20% and we do not have the ability to exercise significant influence over the entities. We have recorded these investments at cost equal to the value of the services we provided. Fee-for-service revenue was recognized under the customer contracts as we performed our services. In addition to these equity investments, as of December 31, 2003, our outstanding accounts and notes receivable balance resulting from our fee-for-service work for these two companies was $1.6 million. We determined that revenue recognition was appropriate as collection of the receivables was reasonably assured. For one of these entities, collection is contingent upon the entity either entering into a proposed collaboration arrangement or obtaining additional financing. We record an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions, poor operating results of underlying investments or the inability of the entities to obtain additional financing could result in our inability to recover the carrying value of the investments, thereby requiring an impairment charge in the future.

Research and Development

        Research and development expense consists of compensation and benefits for scientific personnel for work performed on proprietary technology development and research projects, costs of chemicals and other out-of-pocket costs, and overhead costs. In addition, research and development is performed at Organichem related to the improvement of production processes as well as research related to the potential manufacture of new products. We are funding several internal research and development programs to discover new compounds with commercial potential. We would then seek to license these compounds to a third party in return for a combination of up-front license fees, milestone payments and recurring royalty payments if these compounds are successfully developed into new drugs and reach the market. We utilize our expertise in biocatalysis, natural products and small molecule chemistry to perform our internal research and development projects. Included in our internal research and development initiatives is our central nervous system program, the generation of our novel chemical and screening libraries and our program to screen our natural products and chemical collections to identify new lead compounds. We are also utilizing our proprietary technologies to further advance early stage internal research programs in the fields of oncology, immunosuppresion and inflammation, including a Cooperative Research and Development Agreement with the National Cancer Institute to develop anti-cancer compounds.

Pension Benefits

        We maintain pension costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in the related pension benefit costs may occur in the future due to changes in the assumptions.

Allowance for Doubtful Accounts

        We record an allowance for doubtful accounts to absorb estimated receivable losses. The allowance and related accounts receivable are reduced when the account is deemed uncollectible.

Inventory

        Inventory consists primarily of commercially available fine chemicals used as raw materials in the research and production process, work-in-process and finished goods at our Organichem location and chemical compounds in the form of natural product and novel compound collections. We capitalize the costs associated with the production of our novel compound collections. Inventories are stated at the lower of cost (first-in, first-out basis) or market. We write down inventories for obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions, which could result in a charge to operations.

Results of Operations

        Effective January 1, 2003, we began consolidating our financial results with Organichem Corporation. For the period January 1, 2003 through February 11, 2003, our consolidated financial results reflect a 75.0% ownership of Organichem. Effective February 12, 2003, the date of our purchase of the remaining 25% ownership of Organichem, our financial results reflect 100% ownership of Organichem. As a result, our revenues and operating expenses in 2003 include the results for Organichem. During 2002, we included our proportionate share of Organichem's net income in our income statement as equity in income of unconsolidated affiliates.

Operating Segment Data

        We have organized our sales, marketing and production activities into the Albany Molecular Research (AMR) and Organichem segments based on the criteria set forth in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." We rely on an internal management accounting system to report results of these segments. The accounting system includes revenue and cost information by segment. We make financial decisions and allocates resources based on the information it receives from this internal system.

        The AMR segment includes activities such as drug lead discovery, optimization, drug development and small scale manufacturing. The Organichem segment includes pilot to commercial scale manufacturing of active pharmaceutical ingredients and intermediates and high potency and controlled substance manufacturing all of which are in compliance with the Food and Drug Administration's (FDA) current Good Manufacturing Practices, or cGMP.

        Contract Revenue.    Contract revenue consists primarily of fees earned under contracts with third-party customers. Contract revenue increased 102% to $144.7 for the year ended December 31, 2003 from $71.7 million for 2002. The increase in contract revenue is attributable to our acquisition of Organichem, which had total revenue of $79.1 million in 2003, offset by a decrease in AMR contract revenue of $6.1 million.

        Contract revenue for AMR for 2003 was $65.6 million, a decrease of 8% compared to contract revenue of $71.7 million in 2002. The reduction in our contract services was attributable to reduced spending by our customers due to a weak economic environment, leading to budgetary pressures within the pharmaceutical and biotech industries. Additionally, an increase in foreign competition operating with lower cost structures impacted certain areas of our business during 2003. Contract revenue at Organichem declined by $7.2 million, or 8% to $79.1 million in 2003 compared to 2002. The decline in contract revenue was attributable to soft demand from our customers due to a weak economic environment. We believe these budgetary pressures and foreign competition will continue, at least for the short-term.

        Contract revenue for AMR increased 19% to $71.7 million for the year ended December 31, 2002, compared to $60.3 million for 2001. This increase was due principally to a greater number of projects under contract primarily for medicinal and chemical development services.

        Recurring Royalties.    We earned royalties under our licensing agreement with Aventis S.A. for the active ingredient in Allegra/Telfast. Recurring royalties increased 1% to $51.7 million for the year ended December 31, 2003 from $51.1 million for 2002. The slight increase is primarily attributable to increased sales of Alegra/Telfast by Aventis, despite over-the-counter competition from Allegra's primary competitor, Claritin. Aventis has projected a mid-single digit percentage decline in worldwide sales of Allegra in 2004 from 2003, consisting of a high single digit decline in the U.S. offset by growth in the international market. A mid-single digit percentage decline in worldwide sales of Allegra in 2004 would result in approximately a $5.0 million decline in our royalty revenue.

        Recurring royalties for the year ended December 31, 2002 increased 23% to $51.1 million, compared to $41.7 million for 2001. The increase was attributable to increased sales and market share of Alegra/Telfast by Aventis.

        Cost of Contract Revenue.    Cost of contract revenue, from which we derive gross profit from contract revenue, consists primarily of compensation and associated fringe benefits for employees, chemicals, depreciation and other indirect costs. Cost of contract revenue increased 146% to $101.8 million for the year ended December 31, 2003 from $41.3 million for 2002. The increase in cost of contract revenue is primarily attributable to our acquisition of Organichem, which had cost of contract revenue of $58.8 million in 2003.

        Cost of contract revenue for AMR increased $1.7 million due primarily to increased salary and related benefit costs for our scientific staff. AMR's contract revenue margin was 35% for the year ended December 31, 2003 compared to 42% for 2002. The decrease in AMR's contract revenue margin was due to lower overhead absorption resulting from decreased contract revenues. Organichem's contract revenue margin increased to 26% in 2003 from 24% in 2002 as a result of cost reduction programs and synergies related to the acquisition. Included in Organichem's cost of contract revenue in 2003 was $1.0 million in purchase accounting expenses related to an increase in the value of inventories acquired in the acquisition.

        Cost of contract revenue increased 18% to $41.3 million for the year ended December 31, 2002, compared to $34.9 million for 2001. Contract revenue margin was 42% in 2002 and 2001, primarily due to increased rates on customer contracts and leveraging the expansion of our facilities.

        Technology Incentive Award.    We maintain a Technology Development Incentive Plan designed to stimulate and encourage novel technology development by our employees. This plan allows eligible participants to share in a percentage of the net revenue earned by us relating to patented technology with respect to which the eligible participant is named as an inventor. Under our Technology Development Incentive Plan, Thomas E. D'Ambra, our Chairman, President and Chief Executive Officer, receives payments as the sole inventor of the patents for fexofenadine HCl equal to 10% of the total payments received by us with respect to those patents. During 2003 six employees received payments equal to 10% of the revenue earned by us relating to the achievement of certain milestones included in customer contracts. The technology incentive award expense incurred under our Technology Development Incentive Plan increased 1% to $5.2 million for the year ended December 31, 2003, compared to $5.1 million for 2002. The technology incentive award expense increased 23% to $5.1 million for the year ended December 31, 2002, compared to $4.2 million for 2001. Both increases were directly attributable to the increase in recurring royalties.

        Research and Development.    Research and development expense consists of compensation and benefits for scientific personnel for work performed on proprietary technology development, research projects, costs of chemicals and other out-of-pocket costs and overhead costs. In addition, research and development is performed at Organichem related to the improvement of production processes as well as research related to the potential manufacture of new products. Research and development expenses increased 217% to $22.5 million for the year ended December 31, 2003 from $7.1 million for 2002. The consolidation of financial results with Organichem added $4.7 million in research and development costs in 2003. The generation of our novel chemical and screening collections and enhancement of our related high throughput screening technology added $7.2 million of R&D expenses in 2003. In addition, $3.0 million of the increase related to the funding of our internal research program initiatives. The continued development of our technologies primarily in biocatalysis and biosciences added an additional $0.5 million of R&D costs in 2003. Due to the decline in demand for our contract business 2003, we re-allocated scientific personnel from customer projects to our internal research program initiatives.

        In connection with the agreement we entered into with BMS in 2002 we anticipate issuing warrants to BMS in the first quarter of 2004 to purchase approximately 2,200,000 shares of our common stock and to record an expense of approximately $3.0 million related to the issuance of the warrants. Under that agreement, BMS transferred intellectual property to us, providing us with ownership of one of BMS's late-stage pre-clinical drug candidates, along with patent applications covering Attention Deficit Hyperactivity Disorder and central nervous system.

        Research and development expense increased 65% to $7.1 million for the year ended December 31, 2002 compared to $4.3 million for 2001. The increase was due to an increase in internally funded research efforts utilizing drug discovery technologies acquired through acquisitions. Also contributing to the increase was the issuance of 53,000 stock purchase warrants to BMS in connection with an agreement with BMS with a value to us of $0.5 million.

        Selling, General and Administrative.    Selling, general and administrative expense consists of compensation and related fringe benefits for marketing, operational and administrative employees, professional services, marketing costs and all costs related to facilities and information services. Selling, general and administrative costs increased 58% to $20.3 million for the year ended December 31, 2003 from $12.9 million for 2002. The increase in selling, general and administrative costs is primarily attributable to the acquisition of Organichem, which had $2.0 million in selling, general and administrative costs for 2003, increased payroll related costs of $3.0 million, and a $1.4 million expense related to the relocation of our Iowa operations.

        Selling, general and administrative expenses increased 6% to $12.9 million for the year ended December 31, 2002, compared to $12.2 million for 2001. The increase was primarily attributable to a $0.4 million increase in administrative and marketing staff to support the expansion of our operations, additional expenses of $1.0 million related to the operations of our research center in Mount Prospect, Illinois which was acquired in September 2001 offset by a decrease in recruitment expenses of $0.9 million. Included in selling, general and administrative expenses for the year ended December 31, 2001 was $1.6 million of goodwill amortization. In accordance with SFAS No. 142, we ceased amortizing goodwill effective January 1, 2002. Accordingly, no goodwill was amortized in 2003 or 2002.

        Equity in income (loss) of unconsolidated affiliates.    Equity in income (loss) of unconsolidated affiliates decreased 113% to ($0.4) million for the year ended December 31, 2003 from $2.8 million for 2002. The decrease is attributed to our acquisition of the remaining stock of Organichem in 2003, which increased our ownership percentage to 100% from 39.2% at December 31, 2002. Equity in income (loss) of unconsolidated affiliates increased 147% to $2.8 million for the year ended December 31, 2002 compared to $1.1 million for 2001. The increase resulted from our proportionate share of Organichem's net income under equity method accounting.

        Interest expense.    Interest expense increased $1.2 million to $1.4 million for the year ended December 31, 2003 compared to 2002. The increase was the result of our new credit facility which we entered into on February 12, 2003 to fund the purchase of Organichem's remaining shares. Interest expense was $0.2 million for the years ended December 31, 2002 and 2001.

        Interest income.    Interest income decreased 38% to $2.6 million for the year ended December 31, 2003 from $4.1 million for 2002. Interest income decreased 38.4% to $4.1 million for the year ended December 31, 2002 from $6.7 million for 2001. The decreases were the result of the lower interest rate environment on the Company's municipal and government bond portfolio in both years.

        Income tax expense.    Income tax expense decreased to $16.7 million for the year ended December 31, 2002, compared to $22.7 million for 2001. The effective rate for our provision for income taxes was 35% in 2003 compared to 36% in 2002 and 2001. The lower tax rate is attributable to the preferential tax treatment Organichem receives for its foreign export sales.

Liquidity and Capital Resources

        Working capital was $173.6 million at December 31, 2003 compared to $163.1 million at December 31, 2002. The increase of $10.5 million resulted primarily from an increase in inventory of $20.9 million, primarily due to the Organichem acquisition, and an increase in accounts receivable of $4.7 million offset by a $4.9 million decrease in cash and cash equivalents and investments, an increase of $4.8 million in accounts payable and accrued expenses and an increase of $2.5 million in accrued pension costs which represents what we expect to contribute in 2004 to our defined benefit pension plans.

        We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities. For the year ended December 31, 2003, we generated cash of $46.3 million from operating activities as compared to $34.3 million for the year ended December 31, 2002.

        Total capital expenditures for the year ended December 31, 2003 were $30.6 million as compared to $17.4 million for the year ended December 31, 2002. Capital expenditures in 2003 were predominantly in connection with the expansion of our facilities in Albany, New York and at Organichem. These expenditures were primarily financed through operating cash flows. For 2004. we expect to incur $25 million in capital expenditures. As of December 31, 2003, we have approximately $4.7 million in purchase commitments for construction contracts.

        During 2003, we generated $8.8 million from financing activities, consisting primarily of $30.0 million in borrowings for the acquisition of Organichem, offset by $13.5 million used to purchase shares of common stock under our stock repurchase programs and $9.0 million of debt repayments.

        During the first quarter of 2003, we completed the acquisition of Organichem. On January 1, 2003 we exercised our conversion option with respect to $15.0 million of Organichem subordinated debentures. The conversion of the debentures into additional shares of Organichem common stock increased our ownership in Organichem from 39.2% to 75.0%. On February 12, 2003, we purchased the remaining outstanding shares of Organichem for $29.9 million in cash. The purchase price was funded through borrowings under our new five year $30.0 million term loan which matures on February 11, 2008. The term loan bears interest at a variable rate. As of December 31, 2003, $20.0 million of the $30.0 million bears an interest rate of 4.57% and $10.0 million of the $30.0 million bears an interest rate of 2.34%. We also entered into a $30.0 million revolving credit facility to payoff Organichem's bank debt. At December 31, 2003 we had $25.5 million outstanding under this line. We also assumed a $5.0 million note payable to Amersham which was paid in full during 2003. Covenants on the term loan and revolver require us to maintain a minimum leverage ratio and a minimum current ratio, as well as other financial and non-financial covenants. As of December 31, 2003, we are in compliance with the covenant requirements of our term loan and revolving credit facility.

        We are pursuing the expansion of our operations through internal growth and strategic acquisitions. We expect that such activities for the next 12 months will be funded from existing cash and cash equivalents, cash flow from operations, the issuance of debt or equity securities and borrowings. Future acquisitions, if any, could be funded with cash on hand, cash from operations, borrowings under our credit facility and/or the issuance of equity or debt securities. There can be no assurance that attractive acquisition opportunities will be available to us or will be available at prices and upon such other terms that are attractive to us. We regularly evaluate potential acquisitions of other businesses, products and product lines and may hold discussions regarding such potential acquisitions. As a general rule, we will publicly announce such acquisitions only after a definitive agreement has been signed. In addition, in order to meet our long-term liquidity needs or consummate future acquisitions, we may incur additional indebtedness or issue additional equity or debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to us or at all. The failure to raise the funds necessary to finance our future cash requirements or consummate future acquisitions could adversely affect our ability to pursue our strategy and could negatively affect our operations in future periods.

        The recurring royalties we receive on the sales of Allegra/Telfast have historically provided a material portion of our operating cash flows, representing 65% of our operating cash flows in 2003. As discussed in Part I, Item III of this Form 10-K, several generic manufacturers have filed ANDA applications with the FDA seeking authorization to produce and market a generic version of Allegra. We and Aventis Pharmaceuticals have filed several patent infringement suits against these generic companies alleging infringement of certain U.S. patents. The previously-set trial date of September 2004 is no longer in effect and no new trial date has been scheduled. Should we or Aventis be unsuccessful in defending these patents we would experience a material decrease in operating cash flows.

Contractual Obligations

        The following table sets forth our long-term contractual obligations and commitments as of December 31, 2003.

Payments Due by Period (in thousands)

	Total	Under 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$57,650	$4,521	$34,602	$14,447	$4,080
Operating Leases	$13,863	$2,096	$4,086	$3,208	$4,473
Purchase Committments	$4,700	$4,700

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

        In 2003, 2002 and 2001 we awarded Technology Incentive Compensation to the inventor of the terfenadine carboxylic acid metabolite technology. The inventor is Thomas D'Ambra, our Chairman, President and Chief Executive Officer. The amounts awarded and included in the consolidated statements of income for the years ended December 31, 2003, 2002 and 2001 are $5.2 million, $5.1 million and $4.2 million, respectively. Included in accrued compensation in the accompanying consolidated balance sheets at both December 31, 2003 and 2002 are unpaid Technology Development Incentive Compensation awards of $1.3 million.

Notes Receivable

        From time to time we make loans to non-officer employees in the form of notes receivable. The notes receivable and accrued interest will not be repaid to us provided the employee remains in our employ throughout the term of the loan. If employment is terminated prior to the end of the loan term, a pro-rata portion of the principal and interest shall be repaid to us. Notes receivable from employees at December 31, 2003 and 2002 totaled $134,000 and $340,000, respectively. The amounts forgiven and charged to operations in the consolidated statements of income for the years ended December 31, 2003, 2002 and 2001 are $192,000, $200,000 and $20,000, respectively.

Recent Accounting Pronouncements

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. The interpretation applies to us in the first quarter of 2004. We do not expect the adoption of this interpretation to have a material impact on our financial position, results of operations or cash flows.

        In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement requires certain instruments to be classified as a liability, including instruments issued in the form of shares that are mandatory redeemable, instruments that at inception embodies an obligation to repurchase the issuer's equity shares, and instruments that embody unconditional obligations that must or may be settled by issuing a variable number of equity shares. The Statement does not change the classification requirements of convertible bonds, or other outstanding shares that are conditionally redeemable. The Statement is effective for instruments entered into after May 31, 2003. The adoption of this statement did not have a material effect on our financial position, results of operations or cash flows.

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

        We depend on pharmaceutical and biotechnology companies that use our services for a large portion of our revenues. Although there has been a trend among pharmaceutical and biotechnology companies to outsource drug research and development functions, this trend may not continue. We have experienced increasing pressure on the part of our customers to reduce expenses, including the use of our services as a result of negative economic trends generally and in the pharmaceutical industry. Our contract revenues declined in 2003 and we may continue to be adversely effected should economic conditions worsen. If pharmaceutical and biotechnology companies discontinue or decrease their usage of our services, including as a result of a slowdown in the overall United States economy, our revenues and earnings could be lower than we expect and our revenues may decrease or not grow at historical rates.

We may lose one or more of our major customers.

        During the year-ended December 31, 2003, revenues from Amersham totaled $49.6 million and represented approximately 63% of our contract revenue, or 25% of our total revenue. Organichem entered into a long-term supply agreement with Amersham in 1999 under which Amersham's purchases from us begin to expire in 2006 and terminate at the end of 2007. Additionally, Amersham's purchases have historically exceeded the contractual minimum purchases, however, this may not continue. If Amersham materially reduces its historical purchase levels or we can not renew or replace the revenue from this contract, there may be a material decrease in our revenues and operating income. In addition, during the year ended December 31, 2003, our AMR segment provided services to three major customers of approximately 16% of our contract revenues or 12% of our total revenue. Contracts with these customers typically may cancel their contracts with 30 days' to one-year's prior notice depending on the size of the contract, for a variety of reasons, many of which are beyond our control. If any one of our major customers cancels its contract with us, our contract revenues may decrease.

The royalties we earn on Allegra may decrease.

        We have been issued several patents on a pure form of, and a manufacturing process for, fexofenadine HCl. The patent positions of pharmaceutical, medical and biotechnology firms can be uncertain and can involve complex legal and factual questions. Litigation, in particular patent litigation, can be complex and time-consuming and the outcome is inherently uncertain. We cannot assure investors that Aventis will ultimately succeed in its current or any future litigation against generic drug manufacturers involving patents with respect to Allegra. In the event that one or more of the patents owned by us or Aventis are ultimately determined to be invalid or unenforceable, Aventis and we would lose exclusivity with respect to the claims covered by those patents. Any such loss of exclusivity and the contemporaneous introduction of generic forms of fexofenadine HCl may cause a reduction in Allegra sales. In addition, under our current arrangements with Aventis, Aventis, with consultation from us, will take the lead with respect to preparing and executing a strategy to defend and enforce certain of the patents relating to Allegra, and Aventis is executing that role in the current litigation. As a result, we may not be able to control the conduct of such litigation and the strategic decisions that are made during the course of such litigation. See "Item 3—Legal Proceedings."

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

        Royalties from sales of Allegra currently constitute a significant portion of our total revenues and operating income. During the year ended December, 31 2003, our royalties from Allegra were $51.6 million, which represented approximately 26% of our total revenues. For the year ended December 31, 2002, our royalties from Allegra were $51.1 million, which represented approximately 42% of our total revenues. The marketing of OTC Claritin and subsequent private-label antihistamine OTC products in the U.S. has adversely effected Allegra's reimbursement status by third-party payers resulting in a decline in sales growth in the U.S. during 2003. Further Claritin OTC competition, the potential for generic Allegra competition and the possibility that the FDA requires Allegra or Zyrtec to be sold in an over-the-counter form, may further adversely affect Allegra's reimbursement status by third-party payers and the price at which it can be sold. Any such price reduction may not be adequately offset by increased volume of sales. If the dollar amount of Allegra sales subject to our license agreement decreases, due to these or any other factors, our revenues from our license agreement with Aventis will also decrease. Because we have very few costs associated with the Allegra license, a decrease in revenues from our license agreement for Allegra would have a material effect on our revenue and operating income. For example, a $5.0 million decrease in our Allegra royalty revenue would decrease our operating income by $4.5 million.

We face increased competition.

        We compete directly with the in-house research departments of pharmaceutical companies and biotechnology companies, as well as combinatorial chemistry companies, contract research companies, and research and academic institutions. We are also experiencing increased competition from foreign companies operating under lower cost structures. Many of our competitors have greater financial and other resources than we have. As new companies enter the market and as more advanced technologies become available, we expect to face increased competition. In the future, any one of our competitors may develop technological advances that render the services that we provide obsolete. While we plan to develop technologies, which will give us competitive advantages, our competitors plan to do the same. We may not be able to develop the technologies we need to successfully compete in the future, and our competitors may be able to develop such technologies before we do or provide those services at a lower cost. Consequently, we may not be able to successfully compete in the future.

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

We may be unsuccessful in selling or licensing the chemical and natural product collections currently in our inventory.

        As of December 31, 2003 the total cost of our chemical and natural product libraries included in our inventory is $9.4 million. Although we write down our inventories for estimated obsolescence or unmarketable inventory, if we are not able to execute our business plan within certain prescribed timeframes, or if actual market conditions are less favorable than we project, additional inventory write-downs may be required in the future.

Our goodwill may become impaired.

        As of December 31, 2003, we have $42.1 million of goodwill on our consolidated balance sheet. We perform an annual assessment of the carrying value of our goodwill for potential impairment through an independent third-party. A determination of impairment is made based upon the estimated future cash flows of the operations associated with goodwill. An independent third-party impairment review was completed in 2003 and determined that no impairment was required. If goodwill is determined to be impaired in the future we would be required to record a charge to our results of operations. Factors we consider important which could result in an impairment include the following:

  •
  significant underperformance relative to historical or projected future operating results;

  •
  significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

  •
  significant negative industry or economic trends; and

  •
  our market capitalization relative to net book value.

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

        We have engaged in a number of acquisitions and strategic investments, and we expect to continue to do so. We may not be able to identify suitable acquisition candidates, and if we do identify suitable candidates, we may not be able to make such acquisitions on commercially acceptable terms or at all. If we acquire another company, we may not be able to successfully integrate the acquired business into our existing business in a timely and non-disruptive manner or at all. We may have to devote a significant amount of time and resources to do so. Even with this investment of time and resources, an acquisition may not produce the revenues, earnings or business synergies that we anticipate. If we fail to integrate the acquired business effectively or if key employees of that business leave, the anticipated benefits of the acquisition would be jeopardized. The time, capital, management and other resources spent on an acquisition that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected. In addition, acquisitions can involve non-recurring charges of significant amounts of goodwill that could become impaired and adversely affect our results of operations.

We may not be able to realize the benefits of recent acquisitions and strategic investments.

        We acquired EnzyMed, Inc., a provider of combinatorial biocatalysis discovery services, in October 1999; American Advanced Organics, Inc., a contract manufacturer of novel compounds, pharmaceutical intermediates and test drug substances, in February 2000; New Chemical Entities, a chemistry-based drug discovery company, in January 2001; and Great Lakes Chemical Company's research and development facility outside of Chicago, Illinois in September 2001. We made a strategic investment in Organichem Corporation in December 1999 to facilitate a management buyout of a chemical manufacturing facility from Nycomed Amersham, plc and completed the full acquisition of Organichem in February 2003. These transactions may not be as beneficial to us as we expect. We also have an investment in Fluorous Technologies, Inc. Fluorous Technologies is a development stage company and may not be able to successfully develop technology and products. During 2003, we made additional equity investments in two private companies. Under the terms of these agreements, we also provided FTE services to each company in exchange for equity securities and fee for service cash payments. Both of these companies are currently in the process of raising additional financing. We record an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions, poor operating results of underlying investments or the investees' inability to obtain additional financing could result in our inability to recover the carrying value of the investments, thereby requiring an impairment charge in the future.

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

        Our business is highly dependent on our senior management and scientific staff, including:

  •
  Dr. Thomas E. D'Ambra, our Chairman, Chief Executive Officer and President;

  •
  David P. Waldek, our Chief Financial Officer, Secretary and Treasurer;

  •
  James J. Grates, our Vice President, Operations

  •
  Dr. Lawrence D. Jones, our Senior Vice President, Business Development

  •
  Dr. Michael P. Trova, our Sr. Vice President, Chemistry;

  •
  Dr. Bruce J. Sargent, our Vice President, Discovery Research and Development;

  •
  Kenton Shultis, our Vice President and General Manager, Organichem;

  •
  Dr. Harold Meckler, our Vice President, Science & Technology; and;

  •
  Patricia Ellis, our Vice President, Quality and Analytical Services;

        Although we have employment agreements with several of the individuals listed above, we do not have employment agreements with all of our key employees. Additionally, the loss of any of our other key employees, including our scientists, may have an adverse effect on our business.

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

        Our research and development processes involve the use of hazardous materials. We are subject to Federal, state and local regulation governing the use, manufacture, handling, storage and disposal of hazardous materials. We cannot completely eliminate the risk of contamination or injury resulting from hazardous materials and we may incur liability as a result of any contamination or injury. We may also incur expenses relating to compliance with environmental laws. Such expenses or liabilities could have a significant negative impact on our financial condition.

        Organichem has completed an environmental remediation associated with groundwater contamination at its Rensselaer, New York location. Ongoing costs associated with the remediation include biannual monitoring and reporting to the State of New York's Department of Environmental Conservation. Under the remediation plan, Organichem is expected to pay for monitoring and reporting until 2009. Under a 1999 agreement with the facility's previous owner, Organichem's maximum liability under the remediation is $5.0 million. If the State of New York Department of Environmental Conservation finds that we fail to comply with the appropriate regulatory standards, it may impose fines on us which could have a negative impact on our operations. Additionally, if we are unable to enforce our contractual maximum remediation liability of $5.0 million, it may have an adverse affect on our results of operations.

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

        At February 17, 2004, our directors and officers beneficially owned or controlled approximately 15.9% of our common stock. Individually and in the aggregate, these stockholders significantly influence our management, affairs and all matters requiring stockholder approval. In particular, this concentration of ownership may have the effect of delaying, deferring or preventing an acquisition of us and may adversely affect the market price of our common stock.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We have market risk with respect to interest rates. The risk is composed of changes in future cash flows due to changes in interest rates on our variable rate $30.0 million term loan and $25.5 million line of credit.

        To mitigate this risk, we have entered into interest rate swap agreements that have fixed the interest rate on 33% of our debt. Included in liabilities is $243,000, which represents the estimated decline in market value since entering into the swap agreements.

        The potential loss in future cash flows from a 10% adverse change in quoted interest rates would approximate $416,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Financial statements and notes thereto appear on pages F-1 to F-43 of this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that, as of December 31, 2003, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information appearing under the captions "Directors and Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Ethics" in the Company's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on May 19, 2004 is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

        The information appearing under the captions "Executive Compensation—Summary Compensation,—Compensation Committee Interlocks and Insider Participation, and—Agreements with Named Executive Officers," and "Information Regarding Directors—The Board of Directors and its Committees" in the Company's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on May 19, 2004 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information appearing under the caption "Principal and Management Stockholders" in the Company's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on May 19, 2004 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information appearing under the caption "Certain Transactions" in the Company's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on May 19, 2004 is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information appearing under the caption "Audit Fees" in the Company's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on May 19, 2004 is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)
  Financial Statements.

(1)
Financial Statements

        The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

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

  (b)
  Reports on Form 8-K.

        On October 23, 2003, Albany Molecular Research, Inc. filed a current report on Form 8-K reporting under Item 9 that the Company issued a press release announcing its third quarter financial results.

  (c)
  Exhibits.

        The Company hereby files as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index on pages 30 through 31 of this Annual Report.

  (d)
  Financial Statement Schedules.

        The Company hereby files as part of this Annual Report on Form 10-K the financial statement schedule listed in Item 15(a)(2) set forth above.

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
10.2*	1998 Stock Option and Incentive Plan of the Company (incorporated herein by reference to Exhibit 10.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (File No. 333-58795)).
10.3*
Amended and Restated 1992 Stock Option Plan of the Company (incorporated herein by reference to Exhibit 10.3 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 333-58795)).
10.4*	1998 Employee Stock Purchase Plan of the Company (incorporated herein by reference to Exhibit 10.4 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 333-58795)).
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
10.9*	Technology Development Incentive Plan (incorporated herein by reference to Exhibit 10.10 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 333-58795)).
10.10*
Employment Agreement between the Company and Thomas E. D'Ambra, Ph.D. (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 000-25323).
10.11*
Employment Agreement between the Company and Harold Meckler, Ph.D. (incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 000-25323).
10.12*
Employment Agreement between the Company and Michael P. Trova, Ph.D. (incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 000-25323).
10.13*
Form of Employee Innovation, Proprietary Information and Post-Employment Activity Agreement between the Company and each of its executive officers (incorporated herein by reference to Exhibit 10.14 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (File No. 333-58795)).
10.15*
Employment Agreement between the Company and Donald E. Kuhla, Ph.D. (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 000-25323).
10.16*
Employment Agreement between the Company and Lawrence D. Jones, Ph.D. (incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 000-25323).
10.17*
Employment Agreement between the Company and David P. Waldek (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 000-25323).
10.18*
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
10.22*	Amended and Restated Technology Development Incentive Plan (confidential treatment has been requested as to certain portions of this Exhibit).
21.1	Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 333-58795)).
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).
23.2
The description of the Company's Rights to purchase shares of the Company's Series A Junior Participating Cumulative Preferred Stock contained in the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on September 19, 2002.
31.1	Rule 13a-14(a)/15d-14(a) certification
31.2	Rule 13a-14(a)/15d-14(a) certification
32.1	Section 1350 certification
32.2	Section 1350 certification

*
Denotes management contract of compensation plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALBANY MOLECULAR RESEARCH, INC.
DATED: MARCH 15, 2004	By:	/s/ THOMAS E. D'AMBRA, PH.D. Thomas E. D'Ambra, Ph.D. Chairman of the Board, President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS E. D'AMBRA, PH.D. Thomas E. D'Ambra, Ph.D.	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2004
/s/ DAVID P. WALDEK David P. Waldek	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 15, 2004
/s/ PAUL S. ANDERSON, PH.D. Paul S. Anderson, Ph.D.	Director	March 15, 2004
/s/ FRANK W. HAYDU, III Frank W. Haydu, III	Director	March 15, 2004
/s/ DONALD E. KUHLA, PH.D. Donald E. Kuhla, Ph.D.	Director	March 15, 2004
/s/ KEVIN O'CONNOR Kevin O'Connor	Director	March 15, 2004
/s/ ARTHUR J. ROTH Arthur J. Roth	Director	March 15, 2004
/s/ ANTHONY P. TARTAGLIA, M.D. Anthony P. Tartaglia, M.D.	Director	March 15, 2004

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
ALBANY MOLECULAR RESEARCH, INC.

Report of Independent Auditors

         To the Stockholders and Board of Directors of
Albany Molecular Research, Inc.

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Albany Molecular Research, Inc. and its subsidiaries at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 20 to the consolidated financial statements, on January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ PricewaterhouseCoopers LLP Albany, New York
February 9, 2004

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

	Year ended December 31,
	2003	2002	2001
Contract revenue	$144,667	$71,688	$60,334
Recurring royalties	51,682	51,139	41,675

Total revenue	196,349	122,827	102,009

Cost of contract revenue	101,753	41,313	34,946
Technology incentive award	5,183	5,107	4,165
Research and development	22,466	7,096	4,290
Selling, general and administrative	20,318	12,897	12,194

Total operating expenses	149,720	66,413	55,595

Income from operations	46,629	56,414	46,414
Other income (expense):
Equity in income (loss) of unconsolidated affiliates	(372)	2,795	1,130
Interest expense	(1,446)	(168)	(229)
Interest income	2,555	4,103	6,659
Minority interest in consolidated subsidiaries	133	—	—
Other income	403	93	127

Total other income, net	1,273	6,823	7,687

Income before income tax expense	47,902	63,237	54,101
Income tax expense	16,714	22,686	19,707

Net income	$31,188	$40,551	$34,394

Basic earnings per share	$0.98	$1.24	$1.04

Diluted earnings per share	$0.96	$1.22	$1.01

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

(In thousands, except per share amounts)

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$47,437	$34,838
Investment securities, available-for-sale	77,191	94,699
Accounts receivable (net of allowance for doubtful accounts of $309 at December 31, 2003 and $218 at December 31, 2002)	18,261	13,572
Royalty income receivable	12,970	13,251
Inventory (net of obsolescence reserves of $1,636 at December 31, 2003 and $150 at December 31, 2002)	34,292	13,402
Unbilled services	248	555
Prepaid expenses and other current assets	5,125	2,776

Total current assets	195,524	173,093
Property and equipment, net	146,639	72,518

Other assets:
Goodwill	42,056	17,181
Intangible assets and patents, net	4,864	4,804
Equity investment in unconsolidated affiliates	2,191	19,215
Convertible subordinated debentures from unconsolidated affiliate	—	15,000
Other assets	1,357	925

Total other assets	50,468	57,125

Total assets	$392,631	$302,736

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$8,776	$4,201
Unearned income	1,179	1,116
Customer deposits	—	60
Accrued compensation	4,068	3,878
Accrued pension benefits	2,500	—
Income taxes payable	884	—
Current installments on capital leases	—	490
Current installments of long-term debt	4,521	215

Total current liabilities	21,928	9,960

Long-term liabilities:
Long-term debt, excluding current installments	53,129	5,281
Deferred income taxes	11,860	5,128
Pension and postretirement benefits	2,844	—
Environmental liabilities	343	—
Swap contract	243	—

Total liabilities	90,347	20,369

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 2,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares; 33,694 shares issued in 2003 and 33,445 shares issued in 2002	337	334
Additional paid-in capital	184,365	182,642
Retained earnings	155,438	124,250
Accumulated other comprehensive loss, net	(685)	(1,180)

	339,455	306,046
Less, treasury shares at cost, 2,077 shares in 2003; 1,118 shares in 2002	(37,171)	(23,679)

Total stockholders' equity	302,284	282,367

Total liabilities and stockholders' equity	$392,631	$302,736

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

Years Ended December 31, 2001, 2002 and 2003

(In thousands)

		Common Stock
						Accumulated Other Comprehensive Income	Treasury Stock
	Preferred Stock	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings					Comprehensive Income
							Shares	Amount	Total
Balances at January 1, 2001	$—	32,786	$328	$178,871	$49,305	$29	—	$—	$228,533
Comprehensive Income:
Net income					34,394				34,394	34,394
Unrealized gain on investment securities, available-for-sale, net of taxes						175			175	175
Organichem Corporation Other Comprehensive Loss						(674)			(674)	(674)

Total comprehensive income										$33,895

Tax benefit from exercise of stock options				533					533
Issuance of common stock in connection with stock option plan and ESPP		341	3	1,120					1,123
Treasury shares purchased							(20)	(451)	(451)

Balances at December 31, 2001	—	33,127	331	180,524	83,699	(470)	(20)	(451)	263,633
Comprehensive income:
Net income					40,551				40,551	$40,551
Unrealized loss on investment securities, available-for-sale, net of taxes						(349)			(349)	(349)
Organichem Corporation Other Comprehensive Loss						(361)			(361)	(361)

Total comprehensive income										$39,841

Tax benefit from exercise of stock options				427					427
Issuance of common stock in connection with stock option plan and ESPP		318	3	1,191					1,194
Issuance of warrants to BMS				500					500
Treasury shares purchased							(1,098)	(23,228)	(23,228)

Balances at December 31, 2002	—	33,445	334	182,642	124,250	(1,180)	(1,118)	(23,679)	282,367
Comprehensive income:
Net income					31,188				31,188	31,188
Unrealized loss on investment securities, available-for-sale, net of taxes						(384)			(384)	(384)
Organichem Corporation Other Comprehensive Loss						1,035			1,035	1,035
Unrealized loss on interest rate swap contract, net of taxes						(156)			(156)	(156)

Total comprehensive income										$31,683

Tax benefit from exercise of stock options				591					591
Issuance of common stock in connection with stock option plan and ESPP		249	3	1,132					1,135
Treasury shares purchased				—			(959)	(13,492)	(13,492)

Balances at December 31, 2003	$—	33,694	$337	$184,365	$155,438	$(685)	(2,077)	$(37,171)	$302,284

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002 and 2001 (In thousands)

	Year ended December 31,
	2003	2002	2001
Operating activities:
Net income	$31,188	$40,551	$34,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,105	4,906	5,204
Provision for deferred taxes	3,280	3,157	1,742
Abandonment loss	1,400	—	—
Pension and postretirement benefits	(733)	—	—
Tax benefit of stock option exercises	591	427	533
Provision for obsolete inventories	645	—	—
Provision for doubtful accounts	279	—	200
Non-cash interest income	—	—	(501)
Equity in income (loss) of unconsolidated affiliate	372	(2,795)	(1,130)
Change in fair value of non-hedge interest rate swap	(231)	—	—
Forgiven principal on notes receivable-related party	192	200	20
Minority interest in subsidiary	(133)	—	—
Change in operating assets and liabilities, net of business combination:
Increase in accounts receivable	(980)	(3,607)	(1,955)
Decrease (increase) in royalty income receivable	280	(890)	(4,534)
Increase in inventory	(2,958)	(6,929)	(1,474)
Decrease (increase) in unbilled services	308	439	(923)
Decrease (increase) in income taxes	2,060	(967)	(398)
Decrease in prepaid expenses and other assets	2,548	1,356	633
Increase (decrease) in accounts payable, accrued compensation and accrued expenses	(4,901)	293	(197)
Decrease in customer deposits	—	(265)	(178)
Decrease in environmental liability	(81)	—	—
Increase (decrease) in unearned income	63	(1,607)	1,477

Net cash provided by operating activities	46,294	34,269	32,913
Investing activities:
Net purchases of investment securities	—	(6,102)	(61,358)
Net maturities of investment securities	16,819	—	—
Purchase of equity investment in unconsolidated affiliate	—	(342)	—
Purchases of property and equipment	(30,554)	(17,387)	(21,155)
Purchases of business, net of cash acquired	(28,304)	—	(33,800)
Payments for patent application and other related costs	(410)	(317)	(222)

Net cash used in investing activities	(42,449)	(24,148)	(116,535)
Financing activities:
Principal payments on long-term debt	(8,469)	(230)	—
Principal payments under capital lease obligations	(491)	(438)	(329)
Proceeds from borrowings under long-term debt	30,071	—	5,700
Payment to acquire treasury shares	(13,492)	(23,228)	(451)
Issuance of stock purchase warrant	—	500	—
Proceeds from exercise of options and ESPP	1,135	1,194	1,123

Net cash provided by (used in) financing activities	8,754	(22,202)	6,043

Increase (decrease) in cash and cash equivalents	12,599	(12,081)	(77,579)
Cash and cash equivalents at beginning of period	34,838	46,919	124,498

Cash and cash equivalents at end of period	$47,437	$34,838	$46,919

Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in net unrealized gain/(loss) on securities available-for-sale, net of tax	$(384)	$(349)	$175
Decrease in net unrealized gain/(loss) on swap contract, net of tax	$(156)	—	—
Conversion of accounts receivable to equity investments and note receivable	$2,894	—	—
Conversion of debenture receivable to investment in Organichem	$15,000	—	—
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,265	$152	$221
Income taxes	$10,728	$20,899	$17,964

The Company purchased all remaining stock of Organichem Corporation for $29,926. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired	$79,493
Cash paid for the capital stock, net of cash acquired	(28,304)

Liabilities assumed	$51,189

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies

Nature of Business:

        Albany Molecular Research, Inc. (the "Company") is a leading chemistry-based drug discovery and development company focused on applications for new small molecule prescription drugs. The Company conducts research and development projects and collaborates with many leading pharmaceutical and biotechnology companies, and is developing new chemistry technology for potential pharmaceutical products. The Company engages in chemistry research, from lead discovery, optimization and development to commercial manufacturing. In addition to its chemistry research services, the Company also conducts proprietary research and development to develop new technologies and to discover new lead compounds with commercial potential. The Company seeks to license these compounds to third parties in return for up-front service fees and milestone payments as well as recurring royalty payments if these compounds are developed into new drugs successfully reaching the market. The Company is also producing novel compound collections and chemical screening collections.

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

        On January 25, 2001, the Company completed its acquisition of the outstanding stock of New Chemical Entities, Inc. (NCE) of Bothell, Washington, for approximately $23,000. NCE, renamed AMRI Bothell Research Center, is now a wholly owned subsidiary of the Company. NCE provides a range of drug discovery services, as well as platform technologies for proprietary lead discovery. The company's core technologies include: isolation, purification, structure elucidation and the supply of natural products collections from microbial marine and botanical sources; computational and combinatorial chemistry, including chemoinformatics, proprietary databases and proprietary data mining capabilities; and chemical synthesis. See Note 2 for the discussion of the Company's acquisition of NCE.

        On December 21, 1999, the Company made a $30,000 strategic investment as a founding investor of Organichem Corporation (formerly the Rensselaer, New York-based chemical manufacturing facilities of Nycomed Amersham). Organichem Corporation operates a chemical manufacturing facility in Rensselaer, New York, and performs large-scale manufacturing of pharmaceutical intermediates and active ingredients. During the first quarter of 2003 the Company completed the acquisition of Organichem. See Note 3.

Basis of Presentation:

        The consolidated financial statements include the accounts of Albany Molecular Research, Inc. ("AMR") and its wholly-owned subsidiaries, Organichem Corporation ("Organichem"), AMRI Bothell Research Center, AMR Technology, Inc. and Albany Molecular Research Export, Inc. All intercompany balances and transactions have been eliminated during consolidation.

        Under the terms of the Debenture Purchase Agreement with Organichem Corporation described in Note 3, the Company converted debentures into additional shares of Organichem common stock on January 1, 2003, thereby increasing the Company's ownership interest of Organichem Corporation to 75.0%. Accordingly, 100% of the operating results of Organichem Corporation have been included in the Company's results of operations from January 1, 2003 to February 11, 2003, with an offset to minority interest in consolidated subsidiaries equal to 23.3% of Organichem Corporation's operating results.

        On February 12, 2003, the Company exercised its call option under the Put/Call Agreement described in Note 3 and acquired all of the remaining outstanding common stock of Organichem Corporation for $29.9 million in cash. Accordingly, 100% of Organichem Corporation's operating results are included in the Company's results of operations since February 12, 2003.

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

Revenue Recognition:

        The Company's revenue recognition policies are in accordance with the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104").

        The Company recognizes revenue under full-time equivalent contracts on a monthly basis as work is performed based on the terms of the contract. Time and material contract revenues are recognized based on the number of hours devoted to the project multiplied by the customer's billing rates plus the material costs incurred. Fixed fee contract revenue is recognized by the Company as projects are completed and delivery is made to the customer. Revenues from manufacturing performed contracts are recognized upon shipment and the transfer of title and risk of loss to the customer. In general, contract provisions include predetermined payment schedules, or the submission of appropriate billing detail establishing prerequisites for billings. Deferred revenue represents monies received for services that have not yet been performed as well as customer billings related to completed production which has not yet shipped. Any losses on contracts are recorded when they are determinable and estimable.

        Certain of the Company's contracts for discovery services include provisions which contain milestone and royalty payments should the Company's proprietary technology and expertise lead to the discovery of new products that reach the market. Generally, the provisions for milestone and royalty payments included in our contracts are related to the occurrance of specific identifiable events.

        The Company recognizes revenue in accordance with EITF No. 00-21, Revenue Arrangements with Multiple Deliverables and SAB 104, Revenue Recognition. Generally, the provisions for licensing, milestone and royalty payments included in contracts are related to the occurrence of specific identifiable events. The Company recognizes revenue from up-front non-refundable licensing fees on a straight line basis over the period the Company's has a continuing involvement in the underlying project. The Company will recognize revenue arising from a milestone payment either over the remaining contract term or upon the successful achievement of the event, the resolution of any uncertainties or contingencies regarding potential collection of the related payment, and when the payment approximates the fair value of achieving the milestone.

Cash Equivalents and Short-Term Investment:

        Cash equivalents consist of money market accounts and overnight deposits. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Allowance for Doubtful Accounts:

        The Company records an allowance for doubtful accounts for estimated receivable losses. The allowance and related accounts receivable are reduced when the account is deemed uncollectible.

Inventory:

        Inventory consists primarily of commercially available fine chemicals used as raw materials in the research and production process, work-in-process and finished goods in our Organichem location and chemical compounds in the form of natural product and novel compound libraries. The Company capitalizes the costs associated with the production of its novel compound libraries. Inventories are stated at the lower of cost (first-in, first-out basis) or market. The Company writes down inventories for obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Any such write-down would result in a charge to operations.

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

        The Company provides for depreciation of property and equipment over the following estimated useful lives:

Laboratory equipment and fixtures	7-18 years
Office equipment	3-7 years
Computer equipment	3-5 years
Buildings	39 years

        Leasehold improvements are amortized over the lessor of the life of the asset or the lease term.

Equity Investments in Unconsolidated Subsidiaries:

        The Company maintains three equity investments in companies that have operations in areas within its strategic focus Two of these investments are in leveraged start-up companies and are recorded at historical cost. The third equity investment is accounted for under the equity method of accounting.

        The Company records an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in the Company's inability to recover the carrying value of the investments thereby requiring an impairment charge in the future.

Impairment of Long-Lived Assets:

        Long-lived assets and certain identified intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposal. Measurement of an impairment loss for long-lived assets and certain identified intangible assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets and certain identified intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Goodwill and Intangible Assets:

        The excess purchase price over fair values assigned to net assets acquired (goodwill) had been amortized on a straight-line basis over 15 to 20 years. Beginning in 2002, the Company adopted the provisions of FAS No. 142 "Goodwill and Other Intangible Assets" which eliminated the prior practice of goodwill amortization and instead adopted an impairment-only approach. Goodwill and other long-lived assets are reviewed for impairment whenever events such as significant changes in the business climate, changes in product offerings, or other circumstances indicate that the carrying amount may not be recoverable. In accordance with FAS No. 142, the Company performs a test for goodwill impairment at least annually as of the end of second quarter of the year.

Patents and Patent Application Costs:

        The costs of patents issued and acquired are being amortized on the straight-line method over the estimated remaining lives of the issued patents, generally 17 years. Patent application and processing costs are capitalized and will be amortized over the estimated life once a patent is acquired or expensed in the period the patent application is denied or the related appeal process has been exhausted.

        Accumulated amortization at December 31, 2003 and 2002 was $113 and $60, respectively.

Licensing Rights:

        Licensing costs are accumulated and amortized once the license agreement is executed. The costs of licensing rights are being amortized on the straight-line method over the term of the license agreement. Licensing costs are written off in the period the licensing rights are canceled or are determined not to provide future benefits.

        Accumulated amortization at December 31, 2003 and 2002 was $14 and $12, respectively.

Swap contracts:

        The Company maintained three interest rate swap agreements. Two of these agreements have been designated as interest rate hedges on future cash flows of our variable debt instruments. Accordingly, these contracts are reported at fair value in the consolidated balance sheet, and any change in fair value is recorded as an adjustment to accumulated other comprehensive income. The third swap agreement was entered into by Organichem as an interest rate hedge on future cash flows of its variable debt instrument. The variable debt was paid in full upon the purchase of Organichem in February 2003. The swap agreement was not terminated and expired in November 2003. Since no hedging relationship existed for this swap agreement, the change in fair value was reported as a gain in other income in the consolidated statement of income.

Pension and postretirement benefits:

        The Company maintains pension and post-retirement benefit costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis. The Company is required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in the related pension and post-retirement benefit costs may occur in the future due to changes in the assumptions.

Environmental costs:

        In the ordinary course of business the Company is subject to environmental laws and regulations, and has made provisions for the estimated financial impact of environmental cleanup related costs. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in the remediation or settlement. The Company accrues environmental cleanup related costs when those costs are believed to be probable and can be reasonably estimated.

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

        The Company adopted SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" during the period ended December 31, 2003. Accordingly, the Company continued to apply the fair value recognition method under the provisions of SFAS 123, "Accounting for Stock Based Compensation" for disclosure purposes. Under SFAS 123, compensation cost for stock option grants would be based on the fair value at the grant date, and the resulting compensation expense would be shown as an expense on the consolidated statements of income. Had compensation cost for the

Company' been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro-forma amounts:

	Year Ended December 31,
	2003	2002	2001
Net income:
As reported	$31,188	$40,551	$34,394
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects.	2,701	2,363	2,025

Pro forma	$28,487	$38,188	$32,369
Earnings per share:
Basic as reported	$0.98	$1.24	$1.04
Basic pro forma	$0.91	$1.17	$0.98
Diluted as reported	$0.96	$1.22	$1.01
Diluted pro forma	$0.88	$1.15	$0.95

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

        The following tables provide basic and diluted earnings per share calculations:

	Year Ended December 31, 2003			Year Ended December 31, 2002			Year Ended December 31, 2001
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per share	$31,188	31,880	$0.98	$40,551	32,632	$1.24	$34,394	33,065	$1.04
Dilutive effect of stock options	—	486	(0.02)	—	677	(0.02)	—	1,089	(0.03)

Diluted earnings per share	$31,188	32,366	$0.96	$40,551	33,309	$1.22	$34,394	34,154	$1.01

        The amount of anti-dilutive options and warrants outstanding were 2,025, 1,452 and 428 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Recent Accounting Pronouncements:

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. The interpretation applies to the Company in the first quarter of 2004. The Company does not expect the adoption of this interpretation to have a material impact on its financial position, results of operations or cash flows.

        In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The statement requires certain instruments to be classified as a liability, including instruments issued in the form of shares that are mandatory redeemable, instruments that at inception embodies an obligation to repurchase the issuer's equity shares, and instruments that embody unconditional obligations that must or may be settled by issuing a variable number of equity shares. The statement does not change the classification requirements of convertible bonds, or other outstanding shares that are conditionally redeemable. The statement is effective for instruments entered into after May 31, 2003. The adoption of this statement did not have a material effect on the Company's financial position, results of operations or cash flows.

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

        The purchase price of $22,400 has been allocated as follows:

Cash	$19
Accounts receivable, net	255
Chemical libraries	3,759
Other current assets	55
Property and equipment	2,233
Deferred tax assets	1,926
Intangible assets	4,511
Goodwill	14,237
Other assets	459

Total assets	$27,454

Accounts payable and accrued expenses	989
Unearned revenue	235
Long-term debt, current	428
Deferred taxes	1,942
Long-term debt, less current portion	1,460

Total liabilities	5,054

Net assets	$22,400

        Pro forma information has not been presented for 2001 because the acquisition occurred on January 25, 2001 and the results of operations prior to that date were not significant.

3. Investment in Organichem

        On December 21, 1999, the Company completed an equity method investment in Organichem Corporation ("Organichem") pursuant to a Stock Purchase Agreement and purchased convertible subordinated debentures of Organichem pursuant to a Debenture Purchase Agreement. Under the terms of the Stock Purchase Agreement, the Company acquired shares of common stock of Organichem representing 37.5% of Organichem's outstanding common stock, for an aggregate purchase price of $15,131, which included direct costs of $131 attributable to the Organichem equity investment. During 2000, Organichem purchased a portion of its common stock into treasury, increasing the Company's ownership interest in Organichem to 39.2%. As a result, the Company recorded a one time benefit to earnings of $159, net of taxes of $98. The Stock Purchase Agreement also incorporated a Put/Call Agreement among the Company, Organichem and its stockholders that permited the Company to purchase, at the Company's option, all of the outstanding shares of common stock of Organichem within 90 days subsequent to the year ending December 31, 2002.

        The Company also entered into a Debenture Purchase Agreement with Organichem at December 21, 1999. Under the terms of the Debenture Purchase Agreement, the Company purchased convertible subordinated debentures ("Debentures") for an aggregate purchase price of $15,000. Debentures beared interest, payable semi-annually, on the unpaid principal amount at margins over specified fixed or variable London Interbank Offer Rate ("LIBOR") as provided for within the Company's credit agreement with Organichem (4.10% and 5.96% at December 31, 2002 and 2001, respectively). The agreement provided that the interest payable under the Debentures through December 21, 2000 shall be added to the principal of the Debenture, with semi-annual cash interest payments to begin subsequent to December 21, 2000, provided that Organichem was in compliance with the financial covenants of its credit agreement. Accrued interest through December 21, 2000 totaling $1,436 was added to the principal of the Debentures. In addition, pursuant to the terms of the Debenture Purchase Agreement, the Company and Organichem agreed that in the event that either the aforementioned put or call options were exercised, 62.5% of the accrued interest not paid by Organichem as of the date of the put or call exercise shall be applied to reduce the purchase price as determined under the Put/Call Agreement. Accrued interest receivable from Organichem at December 31, 2002 and 2001 totaled $19 and $24, respectively.

        The Company converted the debentures under the Debenture Purchase Agreement into additional shares of common stock on January 1, 2003, thereby increasing the Company's ownership interest to 76.7%. On February 12, 2003, the Company exercised its call option under the Put/Call Agreement and acquired all of the outstanding common stock of Organichem for $29.9 million in cash. The purchase price was determined based on Organichem's earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the Put/Call Agreement, for the year ending December 31, 2002. The purchase price was funded through borrowings under the Company's new five year $30.0 million term loan which matures on February 11, 2008. The term loan bears interest at a variable rate based on the Company's leverage ratio. The Company also refinanced $25.5 million of Organichem's existing bank debt using the Company's new $35.0 million line of credit. The line of credit also bears interest at a variable rate based on the Company's leverage ratio.

        The following table summarizes the final allocation of the purchase price to the estimated fair value of the assets acquired as of February 12, 2003.

Assets:
Cash and cash equivalents	$1,621
Accounts receivable, net	7,256
Inventory	18,685
Prepaid expenses and other current assets	3,305
Property, plant and equipment, net	57,921
Other assets	571
Total Assets	89,359

Liabilities:
Accounts payable and accrued expenses	13,958
Long-term debt	25,546
Deferred income taxes	4,699
Other liabilities	6,123

Total Liabilities	50,326
Purchase price adjustments:
Inventory write up to fair value	441
Post-retirement and pension liability adjustment to projected benefit obligation	(2,432)
Long-term debt fair value adjustment	(393)
Deferred tax adjustment	1,696
Settlement of post-retirement benefits	475
Curtailment of pension benefits	1,322
Fixed asset fair value adjustment	(330)
Accrued liabilities and other	(308)

Net Assets Acquired	39,504
Less: Jan 1 - Feb 12 Organichem net loss included in consolidated operations	399

Total net assets acquired	39,903
Purchase price:
Cash	29,926
Conversion of subordinated debentures	15,000
Accumulated equity investment at January 1, 2003	19,852

Purchase Price	64,778

Goodwill	$24,875

        The following table shows the unaudited condensed pro forma statements of income for the periods ended December 31, 2003 and 2002 as if the Organichem purchase had occurred at January 1, 2003 and 2002, respectively:

	Period Ended December 31,
	2003	2002
Contract revenue	$144,667	$157,930
Recurring royalties	51,682	51,138

Total revenue	196,349	209,068
Cost of contract revenue	101,753	107,894
Technology incentive award	5,183	5,108
Research and development	22,466	10,489
Selling, general and administrative	20,318	17,180

Total costs and expenses	149,720	140,671
Income from operations	46,629	68,397
Equity in loss of unconsolidated affiliates	(372)	(316)
Interest income (expense), net	1,109	(33)
Other income, net	403	854

Income before income tax expense	47,769	68,902
Income tax expense	16,668	24,497

Net income	$31,101	$44,405

Basic earnings per share	$0.98	$1.36

Diluted earnings per share	$0.96	$1.33

4. Inventory

        Inventory consisted of the following at December 31, 2003 and 2002:

	December 31,
	2003	2002
Raw materials	$11,771	$3,426
Work in process	9,445	6,381
Finished goods	13,076	3,595

Total	$34,292	$13,402

        At December 31, 2003 and 2002, the Company had inventory of libraries included in work in progress of $5,823 and $5,186, respectively, and in finished goods of $3,595 for both years.

5. Investment Securities, Available-for-sale

        The amortized cost, gross unrealized gains, gross unrealized losses and fair value for available-for-sale investment securities by major security type were as follows:

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$56,175	$120	$(40)	$56,255
Corporate debt obligations	20,933	12	(9)	20,936

	$77,108	$132	$(49)	$77,191

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$51,695	$173	$(12)	$51,856
Corporate debt obligations	42,601	251	(9)	42,843

	$94,296	$424	$(21)	$94,699

        Maturities of corporate debt obligations and obligations of states and political subdivisions classified as available-for-sale at December 31, 2002 and 2003 were as follows:

	December 31, 2003		December 31, 2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due less than one year	$35,683	$35,714	$61,804	$62,092
Due after one year through five years	41,425	41,477	32,343	32,439
Due after five years through ten years	—	—	149	168
Due after ten years	—	—	—	—

	$77,108	$77,191	$94,296	$94,699

6. Property and Equipment

        Property and equipment consists of the following:

	December 31,
	2003	2002
Laboratory equipment and fixtures	$84,255	$45,420
Office equipment	11,468	7,085
Leasehold improvements	15,166	15,451
Construction-in-progress	31,213	7,631
Buildings	29,634	10,348
Land	1,905	1,396

	173,641	87,331
Less accumulated depreciation and amortization	(27,002)	(14,813)

	$146,639	$72,518

        Depreciation and amortization expense of property and equipment was $12,729, $4,625 and $3,801 for the years ended December 31, 2003, 2002 and 2001, respectively.

Abandonment Loss:

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

        The Company abandoned leasehold improvements at the Coralville, IA facility in connection with the closing. The Company recorded a loss of $1,400 equal to the carrying amount of the assets as of March 2003. The loss was included in selling, general and administrative expenses in the consolidated statement of income.

Note 7. Equity Investments and Note Receivable

        The Company periodically enters into equity investments with companies in the Company's area of strategic focus. During the year ended December 31, 2003, the Company made two such equity investments in its customers, totaling $2,126. Under the terms of these agreements, the Company provides full-time equivalent services to each customer in exchange for cash and equity securities. The value of the equity securities issued to the Company is determined based upon the recent cash selling price of the customer's equity securities. The Company accounts for these investments using the cost method of accounting for investments as the Company's ownership interest in each customer is below 20% and the Company does not have the ability to exercise significant influence over the investee.

        The Company has recorded these investments at fair value. Revenue was recognized under the original contract agreements. At the time of conversion, the Company determined that revenue recognition was appropriate as collection of the receivables was reasonably assured. For one of these entities, collection is contingent upon the entity either entering into a proposed collaboration arrangement or obtaining additional financing

        The Company has also entered into a note receivable with one of the companies in which it maintains an equity investment in. Under the terms of the agreement, the Company provides full-time equivalent services to the customer in exchange for the note. As of December 31, 2003, the amount outstanding on the note was $768 and is included in "other current assets" on the consolidated balance sheet. In March 2004, fifty percent of the balance of the note was repaid, along with all accrued interest. The remaining balance on the note is due in six equal monthly installments and bears an interest rate of 10%. Revenue was recognized under the original contract agreements. At the time of the agreements, the Company determined that revenue recognition was appropriate as collection of the receivable was reasonably assured.

8. Long-Term Debt and Swap Contracts

Long-Term Debt

        The Company entered into a $30.0 million term loan and $35.0 million line of credit to fund the acquisition of Organichem. The term loan matures in February, 2008 and bears interest at a variable rate based on the Company's leverage ratio. As of December 31, 2003 the variable interest rate was 2.39%. The line of credit expires in February 2006 and bears interest at a variable rate based on the Company's leverage ratio. As of December 31, 2003 the variable interest rate was 2.34%. The term loan and line of credit contain certain financial covenants, including a maximum leverage ratio, a minimum required operating cash flow coverage ratio, a minimum earnings before interest and taxes to interest ratio and a minimum current ratio. Other covenants include limits on asset disposals and the payment of dividends. At December 31, 2003, the Company was in compliance with these covenants.

        The Company maintains variable interest rate industrial development authority bonds due in increasing annual installments through 2021. Interest payments are due monthly with a current interest rate of 1.15%.

        The following table summarizes long-term debt:

	December 31, 2003	December 31, 2002
Term loan	$26,785	—
Line of credit	25,546	—
Variable interest rate industrial development authority bonds	5,275	$5,487
Note payable to financing company in monthly installments through 2008	44	9

	57,650	5,496
Less current portion	4,521	215

Total long—term debt	$53,129	$5,281

        The aggregate maturities of long-term debt at December 31, 2003 are as follows:

2004	$4,521
2005	4,522
2006	30,080
2007	4,539
2008	9.908
Thereafter	4,080

$57,650

Swap Contracts

        The Company entered into two swap agreements effective April 1, 2003. The objective of these swaps is to hedge interest rate risk associated with future cash flows on the $30 million variable rate term loan. The following table summarizes these swap transactions:

Swap Description	Original Notional Amount	AMR pays	AMR Receives	Maturity Date	Reprice/Settlement Dates
April 1, 2003 Swap	$13,333	Fixed 3.37%	LIBOR	February, 2008	End of fiscal quarter
April 1, 2003 Swap	$6,667	Fixed 3.37%	LIBOR	February, 2008	End of fiscal quarter

Total	$20,000

        The fair value of these hedges, which represents the cash the Company would pay to settle the agreements, is recorded as a swap contract asset/liability with a corresponding offset to other comprehensive income.

        Organichem maintained a swap agreement that hedged its previous term facility interest rate exposure. The Company acquired the swap as part of the acquisition described in Note 3. Under the terms of the agreement, each party made interest payments on a notional amount. The Company paid a fixed rate of 7.15% and the counterparty paid a floating rate based on LIBOR. The swap agreement expired on November 15, 2003. Since the previous term facility has been refinanced with new loans, the swap was an ineffective hedge. Therefore, for the period ended December 31, 2003, changes in the fair value of this swap contract resulted in a gain of $231 to the consolidated statement of income.

        For the period ended December 31, 2003, the weighted average rate received from the counterparties on all swaps was 1.20%. The fair value of the interest rate swap agreements was $243 at December 31, 2003 and was included as "swap contract liability" in the consolidated balance sheet. The Company recognized $560 as interest expense related to the swaps during the period ended December 31, 2003.

9. Income Taxes

        Income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2003	2002	2001
Current:
Federal	$13,432	$18,790	$17,481
State	2	485	484

	13,434	19,275	17,965

Deferred:
Federal	2,622	2,911	1,519
State	658	500	223

	3,280	3,411	1,742

	$16,714	$22,686	$19,707

        The differences between income tax expense and income taxes computed using a federal statutory rate of 35% for the years ended December 31, 2003, 2002 and 2001, were as follows:

	Year Ended December 31,
	2003	2002	2001
Pre-tax income at statutory rate	$16,765	$22,133	$18,935
Increase (reduction) in taxes resulting from:
Tax-free interest income	(350)	(333)	(249)
State taxes, net of federal benefit	429	640	459
Non-deductable Organichem purchase accounting expenses	358	—	—
Extraterritorial income credit	(560)	—	—
Other, net	72	246	562

	$16,714	$22,686	$19,707

        The tax effects of temporary differences giving rise to significant portions of the deferred tax assets and liabilities are as follows:

	December 31,
	2003	2002
Deferred tax assets:
Accruals	$44	$121
Doubtful accounts and notes receivable	332	—
Amortization	—	305
Lease costs	—	43
Inventory	780	88
Interest	—	376
Minimum pension liability	1,588
Postretirement costs	102	—
Equity losses in earnings of unconsolidated affiliates	439	302
Other	4
Research and experimentation credit carryforwards	174	174
Alternative minimum tax credit	300	—
Net operating loss carryforwards	1,193	1,320

Deferred tax assets	4,952	2,733
Deferred tax liabilities:
Property and equipment depreciation differences (accelerated depreciation for tax purposes)	(15,869)	(5,579)
Pension costs	(577)	—
Prepaid real estate taxes	(203)	—
Environmental costs	(512)	—
Other	(50)	—
Non-taxable equity earnings	—	(2,340)

Net deferred tax liability	$(12,259)	$(5,186)

        The preceding table does not include deferred tax asset of $399 and $58 at December 31, 2003 and 2002, associated with the Company's unrealized gain (loss) on investment securities and swap contract liability discussed in Notes 5 and 8.

        The deferred tax assets and liabilities associated with interest, amortization and non-taxable equity earnings at December 31, 2002 were reclassified to goodwill as part of the Organichem Corporation acquisition discussed in Note 3.

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

10. Stockholders' Equity

        During the years ended December 31, 2003 and 2002, the Company repurchased 959 shares at a cost of $13,492 and 1,098 shares at a cost of $23,228, respectively.

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

        During each offering, an employee may purchase shares under the Plan by authorizing payroll deductions up to 10% of their cash compensation during the offering period. The maximum number of shares to be issued to any single employee during an offering period is limited to one thousand. At the end of the offering period, the accumulated payroll deductions will be used to purchase common stock on the last business day of the offering period at a price equal to 85% of the closing price of the common stock on the first or last day of the offering period, whichever is lower. During the years ended December 31, 2003 and 2002 employees purchased 43 and 34 shares, respectively.

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

        Following is a summary of the status of stock option programs during 2003, 2002 and 2001:

	Year Ended December 31,
	2003		2002		2001
	Number of Shares	Weighted Exercise Price	Number of Shares	Weighted Exercise Price	Number of Shares	Weighted Exercise Price
Outstanding, beginning of year	2,427	$20.21	2,364	$17.56	2,112	$9.56
Granted	714	15.18	449	24.49	661	37.24
Exercised	(206)	2.86	(284)	2.59	(320)	1.84
Forfeited	(81)	23.55	(102)	28.86	(89)	32.23

Outstanding, end of year	2,854	$20.10	2,427	$20.21	2,364	$17.56

Options exercisable, end of year	1,014	$12.04	844	$4.98	788	$2.51

        The following table summarizes information about stock options outstanding as of December 31, 2003:

		Outstanding Options		Exercisable Options
Range of Option Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 0.00- 6.54	513	3.57	$2.36	513	$2.36
$ 6.55-13.09	231	5.54	$10.26	163	$10.04
$13.10-19.63	703	9.01	$15.32	9	$15.06
$19.64-26.18	820	7.31	$24.69	193	$24.50
$26.19-32.72	136	6.87	$27.78	65	$27.48
$32.73-39.26	82	7.02	$34.67	55	$34.80
$39.27-45.81	342	7.09	$43.22	2	$43.03
$45.82-52.35	21	6.68	$48.58	10	$48.74
$52.36-58.89	4	6.87	$54.84	3	$54.84
$58.90-65.44	2	6.99	$65.44	1	$65.44

	2,854	6.85	$20.10	1,014	$12.04

        The following summarizes information about stock options outstanding as of December 31, 2002:

		Outstanding Options		Exercisable Options
Range of Option Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 0.06-$ 6.54	700	4.50	$2.27	663	$2.20
$ 6.54-$13.09	233	6.18	$10.03	135	$10.03
$13.09-$19.63	32	7.47	$17.03	9	$15.05
$19.63-$26.18	856	8.32	$24.66	11	$23.75
$26.18-$32.72	145	7.91	$27.82	1	$28.66
$32.72-$39.26	84	8.03	$34.67	18	$35.19
$39.26-$45.81	348	8.09	$43.22	1	$41.84
$45.81-$52.35	22	7.45	$48.60	6	$48.55
$52.35-$58.89	5	7.87	$54.84	0	$0.00
$58.89-$65.44	2	7.99	$65.44	0	$0.00

	2,427	7.66	$20.21	844	$4.98

        The following are the shares of common stock reserved for issuance at December 31, 2003:

Number of Shares
Employee Stock Option Plans	3,945
Employee Stock Purchase Plan	486

Shares reserved for issuance	4,431

        The per share weighted-average fair value of stock options granted is determined using the Black-Scholes option-pricing model with the following weighted-average assumptions.

	2003	2002	2001
Expected Life (years):
ISO	5	5	4
Non-qualified	5	5	4
Interest rate	2.96%	3.03%	4.39%
Volatility	62.23%	71.29%	71.20%
Dividend yield	—	—	—

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

Stock Purchase Warrants

        In March 2002, the Company issued warrants to purchase 53 shares of common stock at an exercise price of $40 for 26 shares and $45 for 27 shares to Bristol-Myers Squibb Company (BMS) in connection with an agreement entered into with BMS. Such warrants, which had a value of $500 on the date of issuance, were charged to operations with a corresponding credit to stockholders' equity during the period ended December 31, 2002. The value of warrants issued was determined using the Black-Scholes option-pricing model with the following assumptions.

Expected Life (years)	5.0
Interest rate	4.18%
Volatility	62.00%
Dividend yield	—

        Under this agreement, BMS transferred intellectual property to the Company, consisting of one of BMS's pre-clinical drug candidates, along with patent applications covering Attention Deficit Hyperactivity Disorder and central nervous system indications related both to this candidate and structural analogs. If the Company is successful in out-licensing this intellectual property to a third-party, the Company will be required to issue additional warrants to BMS to purchase Company common stock with a value of approximately $3,000. Alternatively, the Company may elect to retain the intellectual property for internal development, at which time the Company would be required to issue the additional warrants to BMS. The Company may also opt to return the intellectual property to BMS within two years of the agreement (March 2004).

11. Employee Benefit Plans

Defined Contribution Plans:

        AMR maintains a savings and profit sharing plan under section 401(k) of the Internal Revenue Code covering all eligible employees. Employees must complete one calendar month of service and be over 20.5 years of age as of the plan's entry dates. Participants may contribute up to 50% of their compensation, subject to IRS limitations. AMR currently makes matching contributions equal to 50% of the participant's contributions (up to a limit of 6% of the participant's compensation). In addition, AMR has reserved the right to make discretionary profit sharing contributions to employee accounts. AMR has made no discretionary profit sharing contributions. Employer matching contributions vest at a rate of 20% per year beginning after two years of participation in the plan. Employer matching contributions were $766, $608 and $436 for the years ended December 31, 2003, 2002 and 2001, respectively.

        Organichem sponsors a savings and profit sharing plan under section 401(k) of the Internal Revenue Code covering hourly and salaried employees. Employees may contribute from 1% to 16% of their regular wages, subject to IRS limitations, and Organichem matches 100% of each dollar contributed by the employee up to 3% of their wages and matches 50% of the next 2% contributed by salaried employees. Employer matching contributions vest at a rate of 20% per year beginning after two years of participation in the plan. Employer matching contributions were $398 for the year ended December 31, 2003.

        Defined Benefit and Postretirement Welfare Plan:

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

        At January 1, 2003, the liability was increased $2,432 by the purchase price allocation of Organichem (see Note 3) to equal the projected benefit obligation in excess of plan assets as of the date of the acquisition.

        Effective June 5, 2003, the Company eliminated all benefits under the non-contributory, unfunded post-retirement welfare plan for salaried employees. The settlement resulted in a reduction to the long-term pension and post-retirement liability and a decrease to goodwill of $475 in the Organichem purchase price allocation discussed in Note 3.

        Effective August 1, 2003, the Company curtailed the salaried defined benefit pension plan. The curtailment resulted in a reduction to the long-term pension and post-retirement liability and a decrease to goodwill of $1,322 in the Organichem purchase price allocation discussed in Note 3.

        At December 31, 2003, $5,344 was recorded as long-term pension and post-retirement liabilities in the condensed consolidated balance sheet as shown below:

Obligations and Funded Status	Pension Benefits	Postretirement Benefits	Total
At December 31, 2003
Change in benefit obligation
Benefit obligation at beginning of year	$—	$—	$—
Acquired in purchase of Organichem (Note 3)	18,975	691	19,666
Service costs	566	60	626
Interest costs	1,231	30	1,261
Benefits paid	(710)	—	(710)
Actuarial loss	1,401	111	1,512
FAS 88 events	(1,882)	(658)	(2,540)

Benefit obligation at end of year	19,581	234	19,815
Change in plan assets
Fair Value of plan assets at beginning of year	—	—	—
Acquired in purchase of Organichem (Note 3)	11,509	—	11,509
Actual return on plan assets	2,733	—	2,733
Employer contribution	1,507	—	1,507
Benefits paid	(710)	—	(710)

Fair Value of plan assets at end of year	15,039	—	15,039

Funded status	4,542	234	4,776
Unrecognized net actuarial loss (gain)	51	(226)	(175)
FAS 88 events	560	183	743

Net amount recognized	$5,153	$191	$5,344

        Components of net periodic benefit cost for the period ended December 31, 2003 is summarized below:

Component of Net Periodic Benefit Cost	Pension Benefit	Postretirement Benefits	Total
Service Cost	$566	$60	$626
Interest Cost	1,231	30	1,261
Expected Return on plan assets	(1,061)	0	(1,061)
Recognized net (gain) loss	(21)	2	(19)

Net periodic benefit cost	$715	$92	$807

        The following assumptions were used to determine the periodic pension cost for the defined benefit pension plans and the curtailment of the salaried defined benefit pension plan for the period ending December 31, 2003:

Discount rate	6.75%
Assumed rate of return on plan assets	8.00%
Assumed annual rate of compensation increase	3.50%

        The following assumptions were used to determine the periodic postretirement benefit cost and the settlement of the postretirement welfare plan for the period ending December 31, 2003:

        Assumed health care cost trend rates at December 31

Health care cost trend rate assumed for next year	5.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	3.50%
Year that the rate reaches the ultimate trend rate	2006

        Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement welfare plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1- Percentage - Point Increase	1- Percentage - Point Decrease
Effect on total of service and interest cost	$28	($21)
Effect on accumulated postretirement benefit obligation	75	(55)

        Plan Assets:

        The Company's pension plan weighted-average asset allocations at December 31,2003 by asset category are as follows:

Asset Category	Plan Assets at December 31 2003
Equity Securities	60%
Debt Securities	33
Real Estate	5
Other	2

Total	100%

        The Company expects to contribute $2.5 million to its pension plan in 2004

12. Lease Commitments

        The Company leases both facilities and equipment used in its operations and classifies those leases as operating leases following the provisions of SFAS No. 13, Accounting for Leases.

        The Company has long-term operating leases for its Albany, New York office and laboratory facilities. The present leases expire in December 2013. The leases contain a renewal option at the option of the Company. The Company is responsible for paying the cost of utilities, operating costs, and increases in property taxes.

        The Company leases additional laboratory facilities under separate agreements with non-related parties. The Company also leases various equipment with terms ranging from one to three years.

        Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2003 are as follows:

Year ending December 31
2004	$2,096
2005	2,037
2006	2,049
2007	1,877
2008	1,331
Thereafter	4,473

$13,863

        Rental expense amounted to approximately $2,086, $1,922 and $1,635 during the years ended December 31, 2003, 2002 and 2001, respectively. Included within rent expense was approximately $758, $709 and $275 that was paid to the aforementioned related party of the Company during the years ended December 31, 2003, 2002 and 2001, respectively.

13. Related Party Transactions

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

        In 2003, 2002 and 2001, the Company awarded Technology Incentive Compensation to the inventor of the terfenadine carboxylic acid metabolite technology. The inventor is a director, officer and shareholder of the Company. The amounts awarded and included in the consolidated statements of income for the years ended December 31, 2003, 2002 and 2001 are $5,166, $5,107 and $4,165, respectively. Included in accrued compensation in the accompanying consolidated balance sheets at

December 31, 2003 and 2002 are unpaid Technology Development Incentive Compensation awards of $1,301 and $1,327, respectively.

  (b) Notes Receivable

        From time to time the Company makes loans to non-officer employees of the Company in the form of notes receivable. The notes receivable and accrued interest will not be repaid to the Company provided the employee remains in the employ of the Company throughout the term of the loan. If employment is terminated prior to the end of the loan term, a pro-rata portion of the principal and interest shall be repaid to the Company. Notes receivable from employees at December 31, 2003 and 2002 totaled $134 and $340, respectively. The amounts forgiven and charged to operations in the consolidated statements of income for the years ended December 31, 2003, 2002 and 2001 are $192, $200 and $20, respectively.

  (c) Telecommunication Services

        A member of the Company's board of directors is the Chief Executive Officer of one of the providers of telephone and internet services to the Company. This telecommunications company was paid $165 and $162 for services rendered to the Company in 2003 and 2002, respectively.

14. Royalty & Licensing Arrangement

        On March 15, 1995, the Company entered into a License Agreement and a Stock Purchase Agreement with Marion Merrell Dow Inc., now Aventis, S.A. ("Aventis"). Under the terms of the License Agreement, the Company granted Aventis an exclusive, worldwide license, with the right to grant sublicenses, upon the prior written consent of the Company, to any patents issued to the Company related to its original terfenadine carboxylic acid metabolite patent application. Terfenadine carboxylic acid metabolite is the active ingredient in the non-sedating antihistamine fexofenadine HCl, marketed as a prescription medicine by Aventis, under the brand names "Allegra" in the Americas and "Telfast" in the rest of the world. In return for the license, Aventis agreed to pay the Company up to $6,500 based upon the achievement of five patenting milestones and future royalties based on sales of fexofenadine HCl. The five patenting milestones consisted of:

  •
  Issuance of a U.S. "Intermediate Process Claim";

  •
  Issuance of a U.S. "Process Manufacturing Claim";

  •
  Issuance of an ex-U.S. "Process Manufacturing Claim";

        Substantially all of the Company's license, milestone and royalty revenue is derived from milestones and royalties related to its patented fexofenadine HCl technology.

15. Legal Proceedings

        The Company, from time to time, may be involved in various claims and legal proceedings arising in the ordinary course of business. Except as noted below in regards to litigation relating to Allegra, the Company is not currently a party to any such claims or proceedings which, if decided adversely to the Company, would either individually or in the aggregate have a material adverse effect on The Company's business, financial condition, results of operations or cash flows.

        The Company, along with Aventis Pharmaceuticals, the U.S. pharmaceutical business of Aventis S.A., currently involved in legal proceedings with five companies currently seeking to market generic versions of fexofenadine. During 2001, Barr Laboratories, Inc. filed an Abbreviated New Drug Application (ANDA) with the U.S. Food and Drug Administration seeking authorization to produce and market a generic version of Allegra. Aventis Pharmaceuticals filed three patent infringement suits against Barr in August and September of 2001 and in January 2002 alleging infringement of certain U.S. patents related to 30, 60, and 180 mg tablets of fexofenadine HCl, and Allegra-D, an extended-release tablet for oral administration. In addition, Aventis filed a patent infringement lawsuit against Impax Laboratories in March 2002 after Impax filed an ANDA to produce and market a generic version of Allegra-D. In late 2002 and early 2003, Mylan Pharmaceuticals, Teva Pharmaceuticals and Dr. Reddy's Laboratories filed ANDAs to market generic versions of Allegra products. Under applicable federal law, marketing of an FDA-approved generic capsule or tablet at minimum may not commence unless and until a decision favorable to a generic challenger is rendered in the patent litigation or until 30 months have elapsed from the date of the patent infringement lawsuit, whichever comes first.

        In late 2003, Dr. Reddy's Laboratories filed a Section 505(b)(2) application with the FDA seeking authorization to produce and market versions of Allegra 30, 60, and 180 mg tablets, as well as an ANDA seeking authorization to market a generic version of Allegra-D. Aventis has filed a patent infringement lawsuit against Dr. Reddy's in response to Dr. Reddy's 505(b)(2) filing.

        On March 5, 2004, the Company, along with Aventis, filed patent infringement lawsuits in the U.S. District Court in New Jersey against Barr Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Impax Laboratories and Dr. Reddy's Laboratories based on several of our patents relating to Allegra and Allegra-D products. In those suits, the Company asserted that the defendants' commercial manufacture, importation, use or sales of products relating to their applications do or will infringe on one or more claims of the Company's patents. In a conference on March 8, 2004, the District Court of New Jersey set April 15, 2005 as the end date for the discovery phase of these cases. The previously-set trial date of September 2004 is no longer in effect and no new trial date has been scheduled.

16. Environmental Costs

        Organichem has completed an environmental remediation associated with groundwater contamination at its Rensselaer, NY location. Ongoing costs associated with the remediation include biannual monitoring and reporting to the State of New York's Department of Environmental Conservation. Under the remediation plan, Organichem is expected to pay for monitoring and reporting until 2009. Under a 1999 agreement with the facility's previous owner, Organichem's maximum liability under the remediation is $5,000. The Company assumed a $424 liability in connection with the acquisition of Organichem described in Note 3. For the period ended December 31, 2003, $81 in costs have been paid by the Company.

        Management has estimated the future liability associated with the monitoring based on enforcement rulings, market prices from third parties, when available, and historical cost information for similar activities. Management's estimates could be materially impacted in the future by changes in legislative and enforcement rulings. While a change in estimate based on these factors is reasonably possible in the near term, based on currently available data, the Company believes that current compliance with the remediation plan will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

        At December 31, 2003, $343 was recorded for future environmental liabilities in the condensed consolidated balance sheet.

17. Concentration of Business

        Contract revenue from Organichem's largest customer Amersham Health PLC ("Amersham") represented 34% of total contract revenue for the year ended December 31, 2003. Our contract with Amersham terminates in 2007. For the year ended December 31, 2002, contract revenue from the Company's two largest customers represented approximately 12%, and 12%, respectively, of total contract revenue. For the year ended December 31, 2001, contract revenue from the Company's largest three customers represented approximately 18%, 14% and 10%, respectively, of total contract revenue. In the majority of circumstances, there are agreements in force with these entities that provide for the Company's continued involvement in present research projects. However, there regularly exists the possibility that the Company will have no further association with these entities once these projects conclude.

        Contract revenue by geographic region, based on the location of the customer, and expressed as a percentage of total contract revenue follows:

	Year Ended December 30,
	2003	2002	2001
United States	57%	93%	93%
Europe	40	4	4
Other countries	3	3	3

Total	100%	100%	100%

        All significant long-lived assets of the Company are located within the United States.

18. Business Segments

        The Company has organized its sales, marketing and production activities into the Albany Molecular Research (AMR) and Organichem segments based on the criteria set forth in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company's management relies on an internal management accounting system to report results of the segments. The system includes revenue and cost information by segment. The Company's management makes financial decisions and allocates resources based on the information it receives from this internal system.

        Albany Molecular Research includes activities such as drug lead discovery, optimization, drug development and small scale commercial manufacturing. Organichem includes pilot to commercial scale manufacturing of active pharmaceutical ingredients and intermediates and high potency and controlled substance manufacturing all of which are in compliance with the Food and Drug Administration's (FDA) current Good Manufacturing Practices.

        The accounting methodology for each segment item is noted below:

        Revenue—Revenue is recorded based upon services and sales to each segment's defined customers.

        Recurring Royalty Revenue—Royalties from agreements with third parties.

        Operating Income (before unallocated expenses)—Represents total revenues less cost of contract revenue and technology incentive award.

        The following table summarizes information by segment for the year ended December 31, 2003:

	AMR	Organichem	Total
Contract revenue	$65,600	$79,067	$144,667
Recurring royalties	51,682	—	51,682

Total revenue	$117,282	$79,067	$196,349

Operating income (before unallocated expenses)	$69,136	$20,277	$89,413

Unallocated expenses:
Research and development			22,466
Selling, general and administrative			20,318

Total unallocated expenses			42,784

Operating income			46,629
Reconciling items:
Equity in loss of unconsolidated affiliates			(372)
Minority interest in consolidated subsidiary			133
Interest income (expense), net			1,109
Other income, net			403

Income before income tax expense			$47,902

Supplemental information:
Depreciation and amortization	$7,783	$5,322	$13,105

        The following table summarizes other information by segment as of December 31, 2003:

	AMR	Organichem	Total
	(in thousands)
Total assets	$275,191	$117,440	$392,631
Goodwill included in total assets	$17,181	$24,875	$42,056
Investments in unconsolidated affiliates	$2,191	—	$2,191
Capital expenditures	$20,489	$10,065	$30,554

19. Fair Value of Financial Instruments

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

        Investment securities, available-for-sale:    As disclosed in Note 5, investment securities, available-for-sale are estimated based on quoted market prices at the balance sheet date.

        Long-term Debt:    The carrying value of long-term debt was approximately equal to fair value at December 31, 2003 and 2002 due to the repricing dates of the variable interest rates.

        Swap Contract:    As discussed in Note 8, the swap contract liability is carried at fair value at December 31, 2003.

20. Goodwill and Intangible Assets

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

	For the year ended December 31,
	2003	2002	2001
	(in thousands except per share amounts)
Net Income
Reported Net income	$31,188	$40,551	$34,394
Add back: Goodwill amortization	—	—	1,568

Adjusted Net income	$31,188	$40,551	$35,962

Basic earnings per share
Reported Net income	$0.98	$1.24	$1.04
Add back: Goodwill amortization	—	—	.05

Adjusted Net income	$0.98	$1.24	$1.09

Diluted earnings per share
Reported Net income	$0.96	$1.22	$1.01
Add back: Goodwill amortization	—	—	.05

Adjusted Net income	$0.96	$1.22	$1.06

        The Company is required to perform goodwill impairment tests on an annual basis. In 2003, the Company completed its transition impairment test for goodwill as of January 1, 2003 based on a discounted cash flow method and no impairment charge was required. The Company performs its annual impairment test as of June 30 each year as required by SFAS No. 142. The Company's valuation is reviewed by a third party. To date, the results of the valuation have indicated there was no impairment of the Company's goodwill. However, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

        The components of intangible assets are as follows:

	Cost	Accumulated Amortization	Net	Amortization Period
December 31, 2003
Microbial Cultures	$4,511	$751	$3,760	15 years
Patents and Licensing Rights	1,231	127	1,104	16 years

	$5,742	$878	$4,864

December 31, 2002
Microbial Cultures	$4,511	$454	$4,057	15 years
Patents and Licensing Rights	819	72	747	16 years

	$5,330	$526	$4,804

        Estimated future annual amortization expense related to intangible assets is approximately $353 through the year ended December 31, 2008.

        Effective January 1, 2002, the Company adopted Emerging Issues Task Force (EITF) 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires reimbursed expenses such as chemicals and shipping costs to be included both as revenue and cost of goods sold in the income statement. Prior to adoption, the Company included these costs as a reduction of contract revenue. The Adoption of EITF 00-10 had no impact on the Company's operating results but did have the effect of reducing the Company's gross margin percentage. The implementation of EITF 00-10 resulted in additional contract revenues and cost of contract revenues of $2,674, $3,303 and $3,522 for the years ended December 31, 2001, 2002 and 2003, respectively.

21. Selected Quarterly Consolidated Financial Data (unaudited)

        The following tables present unaudited consolidated financial data for each quarter of 2003, 2002 and 2001:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Contract revenue	$33,839	$38,777	$33,005	$39,046
Gross profit	7,827	9,619	10,982	14,486
Milestones and royalties	11,100	15,200	12,400	12,982
Income from operations	6,123	12,443	12,600	15,463
Net income	4,132	8,269	8,313	10,474
Net income per share:
Basic	$0.13	$0.26	$0.26	$0.33
Diluted	$0.13	$0.26	$0.26	$0.31
2002
Contract revenue	$16,680	$17,756	$19,015	$18,237
Gross profit	7,105	7,478	8,122	7,670
Milestones and royalties	10,725	14,075	13,061	13,278
Income from operations	12,081	14,800	14,620	14,913
Net income	8,768	10,560	10,211	11,012
Net income per share:
Basic	$0.26	$0.32	$0.32	$0.34
Diluted	$0.26	$0.32	$0.31	$0.33
2001
Contract revenue	$13,305	$14,724	$15,358	$16,947
Gross profit	5,505	6,092	6,565	7,226
Milestones and royalties	8,760	10,648	9,918	12,349
Income from operations	9,889	11,764	11,407	13,354
Net income	7,745	8,868	8,480	9,301
Net income per share:
Basic	$0.24	$0.27	$0.26	$0.27
Diluted	$0.23	$0.26	$0.25	$0.27

        Contract revenue and gross profit have been reclassified to reflect the impact of EITF 00-10 as discussed in Note 20.

ALBANY MOLECULAR RESEARCH, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2003, December 31, 2002 and December 31, 2001

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts		Deductions Charged to Reserves	Balance at End of Period
Allowance for obsolete inventories
2003	$150,000	$645,000	$991,000	a.	$(150,000)	$1,636,000
2002	$150,000	—	—		—	$150,000
2001	$—	$150,000	—		—	$150,000
Allowance for doubtful accounts receivable
2003	$218,000	$278,715	—		$(187,715)	$309,000
2002	$218,000	—	—		—	$218,000
2001	$110,000	$200,000	—		$(92,000)	$218,000
Note receivable reserve
2003	$32,277	—	—		—	$32,277
2002	$40,277	—	$(8,000)			$32,277
2001	$40,277	—	—		—	$40,277

a.
Represents Organichem inventory reserve acquired as part of the acquisition described in Note 3 of the consolidated financial statements.