Form 10-Q
period 2004-03-31
ALBANY MOLECULAR RESEARCH INC
filed 2004-05-10
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes	☒	No	☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2004

Common Stock, $.01 par value

31,716,787

ALBANY MOLECULAR RESEARCH, INC.

PART I — FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Income

(unaudited)

(Dollars in thousands, except for per share data)

	Three Months Ended
	March 31, 2004	March 31, 2003

Contract revenue	$30,814	$33,839
Recurring royalties	9,992	11,100
Total revenue	40,806	44,939

Cost of contract revenue	23,863	26,012
Technology incentive award	998	1,110
Research and development	7,880	5,565
Selling, general and administrative	3,921	6,129
Total operating expenses	36,662	38,816

Income from operations	4,144	6,123

Other income (expense):

Equity in loss of unconsolidated affiliates	(65)	(67)
Minority interest in consolidated subsidiary	—	133
Interest expense	(339)	(470)
Interest income	500	677
Other income, net	8	10

Total other income (expense):	104	283

Income before income tax expense	4,248	6,406

Income tax expense	1,487	2,274

Net income	$2,761	$4,132

Basic earnings per share	$0.09	$0.13

Diluted earnings per share	$0.09	$0.13

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Balance Sheets

(Dollars and share amounts in thousands)

	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,164	$47,437
Investment securities, available-for-sale	73,909	77,191
Accounts receivable, net	14,792	18,261
Royalty income receivable	10,025	12,970
Inventory	36,305	34,292
Unbilled services	359	248
Prepaid expenses and other current assets	5,311	5,125
Total current assets	194,865	195,524

Property and equipment, net	149,038	146,639

Other assets:
Goodwill	42,056	42,056
Intangible assets and patents, net	4,750	4,864
Equity investments in unconsolidated affiliates	2,242	2,191
Other assets	630	1,357
Total other assets	49,678	50,468

Total assets	$393,581	$392,631

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,874	$12,844
Deferred revenue	375	1,179
Accrued pension benefits	2,500	2,500
Income taxes payable	1,447	884
Current installments of long-term debt and capital leases	4,526	4,521
Total current liabilities	17,722	21,928

Long-term liabilities:
Long-term debt and capital leases, excluding current installments	52,055	53,129
Deferred income taxes	11,873	11,860
Pension and postretirement benefits	2,602	2,844
Environmental liabilities	336	343
Swap contract	424	243
Total liabilities	85,012	90,347

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 100,000 shares authorized, 33,789 shares issued at March 31, 2004, and 33,694 shares issued at December 31, 2003	338	337
Additional paid-in capital	188,112	184,365
Retained earnings	158,199	155,438
Accumulated other comprehensive loss	(909)	(685)
	345,740	339,455

Less, treasury shares at cost, 2,077 shares	(37,171)	(37,171)
Total stockholders’ equity	308,569	302,284
Total liabilities and stockholders’ equity	$393,581	$392,631

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31, 2004	March 31, 2003

Operating activities
Net income	$2,761	$4,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,528	3,035
Abandonment Loss	—	1,400
Allowance for bad debts	—	210
Tax benefit of stock option exercises	—	66
Amortization of deferred financing fees	6	207
Warrant Issuance expense	3,053	—
Equity in earnings of unconsolidated affiliates	65	66
Minority interest in consolidated subsidiaries	—	(133)
Deferred income tax expense	—	233

(Increase) decrease in operating assets, net of business acquisition in 2003:
Accounts receivable	3,353	(2,752)
Royalty income receivable	2,945	2,155
Inventory, prepaid expenses and other assets	(1,478)	132
Unbilled services	(111)	70
Accounts payable and accrued expenses	(3,971)	(5,271)
Deferred revenue	(804)	(332)
Income tax payable	563	1,449
Environmental liability	(7)	—
Other liabilities	(242)	(1,900)
Net cash provided by operating activities	9,661	2,767

Investing activities
Proceeds from maturity of investment securities	3,251	12,145
Purchase of businesses, net of cash acquired	—	(28,305)
Purchases of property and equipment	(5,797)	(4,654)
Payments for patent applications and other costs	(19)	(91)
Net cash used in investing activities	(2,565)	(20,905)

Financing activities
Borrowings on long-term debt	5	30,060
Principal payments on long-term debt	(1,069)	(117)
Purchase of treasury stock	—	(5,414)
Proceeds from sale of common stock	695	36
Net cash (used in) provided by financing activities	(369)	24,565

Increase in cash and cash equivalents	6,727	6,427

Cash and cash equivalents at beginning of period	47,437	34,838

Cash and cash equivalents at end of period	$54,164	$41,265

See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars and share amounts in thousands)

Note 1 – Summary of Significant Accounting Policies

Nature of Business:

Albany Molecular Research, Inc. (the “Company”) is a leading chemistry-based drug discovery and development company focused on applications for new small molecule prescription drugs. The Company conducts research and development projects and collaborates with many leading pharmaceutical and biotechnology companies, and is developing new chemistry technology for potential pharmaceutical products. The Company engages in chemistry research, from lead discovery, optimization and development to commercial manufacturing. In addition to its chemistry research services, the Company also conducts proprietary research and development to develop new technologies and to discover new lead compounds with commercial potential. The Company seeks to license these compounds to third parties in return for up-front service fees and milestone payments as well as recurring royalty payments if these compounds are developed into new drugs successfully reaching the market. The Company is also producing novel compound collections and chemical screening collections.

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and applicable Securities and Exchange Commission regulations for interim financial information.  These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.  These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

The accompanying unaudited condensed consolidated financial statements include the accounts of Albany Molecular Research, Inc. and its wholly owned subsidiaries Organichem Corporation (“Organichem”), AMRI Bothell Research Center, AMR Technology, Inc. and Albany Molecular Research Export, Inc.  All intercompany balances and transactions have been eliminated during consolidation.

Contract Revenue Recognition:

The Company’s contract revenue consists primarily of fees earned under contracts with third-party customers and reimbursed expenses under such contracts. The Company also seeks to include provisions in certain contracts which contain a combination of up-front licensing fees, milestone and royalty payments should the Company’s proprietary technology and expertise lead to the discovery of new products that reach the market. Reimbursed expenses consist of chemicals and other project specific costs. Generally, the Company’s contracts may be terminated by the customer upon 30 days’ to one year’s prior notice, depending on the size of the contract.

The Company generates contract revenue on the following basis:

Full-time Equivalent (FTE).  An FTE agreement establishes the number of our employees contracted for a project or a series of projects, the duration of the contract period, the price per FTE, plus an allowance for chemicals and other project specific costs, which may or may not be incorporated in the FTE rate. Typically, FTE contracts have terms of six months or longer. FTE contracts typically provide for annual adjustments in billing rates for the scientists assigned to the contract. These contracts involve the Company’s scientists providing services on a “best efforts” basis in the development of novel chemistry for customers. There are no fixed deliverables as part of these services. As such, the Company recognizes revenue under FTE contracts on a monthly basis as services are performed according to the terms of the contract.

Time and Materials.  Under a time and materials contract the Company charges customers an hourly rate plus an allowance for chemicals and other project specific costs. The Company recognizes revenue for time and material contracts based on the number of hours devoted to the project multiplied by the customer’s billing rate plus other project specific costs incurred.

Fixed Fee.  Under a fixed-fee contract the Company charges a fixed agreed upon amount for a deliverable. Fixed-fee contracts have fixed deliverables upon completion of the project. The Company recognizes revenue for fixed fee contracts after projects are completed, delivery is made and title transfers to the customer and collection is reasonably assured.

Up-Front License Fees, Milestone and Royalty Revenue.  The Company analyzes its agreements to determine whether the elements can be separated and accounted for individually or as a single unit of accounting in accordance with EITF No. 00-21, Revenue Arrangements with Multiple Deliverables and SAB 104, Revenue Recognition. Allocation of revenue to individual elements which qualify for separate accounting is based on the estimated fair value of the respective elements. Generally, the provisions for licensing, milestone and royalty payments included in the Company’s contracts are related to the occurrence of specific identifiable events. The Company recognizes revenue from up-front non-refundable licensing fees on a straight line basis over the period of the underlying project. The Company will recognize revenue arising from a milestone payment upon the successful achievement of the event, and the resolution of any uncertainties or contingencies regarding potential collection of the related payment, or if appropriate over the remaining term of the agreement.

Recurring Royalty Revenue Recognition:

Recurring royalties consist of royalties under a license agreement with Aventis based on the worldwide sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere. The Company records royalty revenue in the period in which the sales of Allegra occur. Royalty payments from Aventis are due within 45 days after each calendar quarter and are determined based on sales of Allegra/Telfast in that quarter.

Natural Product and Lead Finding Sample Collections:

As part of the Company’s strategy to provide a comprehensive offering of natural product and chemical lead finding discovery services and technologies to our customers, it has acquired natural product sample collections and related assets and is producing novel compound libraries and chemical screening collections. The Company is capitalizing the cost of internally producing our novel compound and screening collections in inventory.

The Company also continues to monitor the carrying value of goodwill and natural product and lead finding sample collections for impairment. If the Company is unable to meet forecasted revenues related to those assets over the next several quarters or if actual market conditions are less favorable than those projected, the Company may be required to write-down all or a portion of the value of certain compound library assets (totaling $9.6 million) and related goodwill and intangible assets (totaling $18.0 million), resulting in a charge to operations in 2004 and beyond.

Goodwill:

The Company performs an annual assessment of the carrying value of our goodwill for potential impairment. A determination of impairment is made based upon the estimated future cash flows of the operations associated with goodwill. An independent third-party impairment review will be completed during the third quarter of 2004. If goodwill is determined to be impaired in the future the Company would be required to record a charge to its results of operations. Factors the Company considers important which could result in an impairment include the following:

•                                          significant underperformance relative to historical or projected future operating results;

•                                          significant changes in the manner of our use of the acquired assets or the strategy for overall business;

•                                          significant negative industry or economic trends; and

•                                          market capitalization relative to net book value.

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

Stock Compensation:

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

	Three Months Ended March, 31
	2004	2003
Net Income, as reported	$2,761	$4,132
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects.	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(679)	(604)
Pro Forma net income	$2,082	$3,528

Earnings per share:
Basic as reported	$0.09	$0.13
Basic pro-forma	$0.07	$0.11

Diluted as reported	$0.09	$0.13
Diluted pro-forma	$0.06	$0.11

Note 2 – Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2004	2003
Weighted average common shares outstanding	31,670	32,231
Dilutive effect of stock options	408	530
Weighted average common shares outstanding, assuming dilution	32,078	32,761

The amount of anti-dilutive options and warrants outstanding were 2,219 and 1,905 for the periods ended March 31, 2004, and 2003, respectively and are not included in the calculation of weighted average common shares outstanding.

Note 3 – Inventory

Inventory consisted of the following at March 31, 2004 and December 31, 2003:

	March 31, 2004	December 31, 2003
Raw materials	$5,911	$11,771
Work in process	16,642	9,445
Finished goods	13,752	13,076
Total	$36,305	$34,292

At March 31, 2004 and December 31, 2003, the Company had inventory of chemical and natural product libraries included in work in progress of $4,637 and $5,823, respectively, and in finished goods $4,964 and $3,595, respectively.

Note 4 –Equity Investments and Note Receivable

The Company periodically enters into equity investments with companies in the Company’s area of strategic focus.  As of March 31, 2004 the Company has made two such equity investments in its customers, totaling $2,242.  Under the terms of these investments, the Company provides full-time equivalent services to each customer in exchange for a combination of equity securities and cash.  The value of the equity securities issued to the Company is determined based upon the recent cash selling price of the customer’s equity securities.  The Company accounts for these investments using the cost method of accounting for investments as the Company’s ownership interest in each customer is below 20% and the Company does not have the ability to exercise significant influence over the investee.  Revenue was recognized under the original contract agreements.  The equity portion of these arrangements were completed during the first quarter of 2004 and all subsequent services are compensated for in cash.

For the cash portion of one of these agreements the Company deferred payment of the receivable until the customer closed on its proposed collaboration arrangement or obtained additional financing.  The Company determined that revenue recognition was appropriate as collection of the receivables was reasonably assured.  In April 2004 the customer completed its financing and paid the balance of its receivable in full.

For the second customer, the Company has entered into a note receivable in the amount of $768 related to the cash portion of the agreement.  Under the terms of the agreement, the Company provided full-time equivalent services to the customer in exchange for the note.  As of March 31, 2004, the amount outstanding on the note was $384 and is included in “other current assets” on the consolidated balance sheet.  The remaining balance on the note is due in six equal monthly installments and bears an interest rate of 10%.  Revenue was recognized under the original contract agreements.  At the time of the providing of services, the Company determined that revenue recognition was appropriate as collection of the receivable was reasonably assured.

Note 5 – Goodwill and Intangible Assets

The components of intangible assets are as follows:

	Cost	Accumulated Amortization	Net	Amortization Period
March 31, 2004
Microbial Cultures	$4,511	$853	$3,658	15 years
Patents and Licensing Rights	1,251	159	1,092	16 years
	$5,762	$1,012	$4,750

December 31, 2003
Microbial Cultures	$4,511	$751	$3,760	15 years
Patents and Licensing Rights	1,231	127	1,104	16 years
	$5,742	$878	$4,864

Amortization expense related to intangible assets for the three months ended March 31, 2004 was $134.

Estimated future annual amortization expense related to intangible assets is approximately $536 per year through the year ended December 31, 2008.

Note 6 - Defined Benefit and Postretirement Welfare Plan

Organichem previously provided retirement benefits under two non-contributory defined benefit plans and a non-contributory, unfunded post-retirement welfare plan. Future benefits under all three plans have been frozen.

Components of Net Periodic Benefit Cost

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003

Service Cost	$44	$142	$9	$15
Interest Cost	299	308	4	8
Expected return on plan assets	(282)	(239)	0	0
Amortization of prior service cost	0	0	0	0
Recognized net (gain) loss	1	0	0	1
Net periodic benefit cost	$62	$211	$13	$24

Employer Contributions

The Company previously disclosed in its financial statement for the year ended December 31, 2003 that it expected to contribute $2,500 to its pension plan in 2004.  As of March 31, 2004, $342 in contributions have been made.  The company continues to anticipate contributing the additional $2,158 to fund its pension plan in 2004.

Note 7 - Stock Purchase Warrants

In March 2004, the Company issued warrants to purchase up to 516 shares of the Company’s common stock, with exercise prices ranging from $30.24 to $35.24, to Bristol-Myers Squibb Company (BMS).  The warrants expire in September, 2009.  The issuance of these warrants results from a 2002 agreement whereby BMS transferred intellectual property to the Company, providing the Company with ownership of one of BMS’s preclinical drug candidates, along with patent applications covering attention deficit hyperactivity disorder (ADHD) and central nervous system indications. In connection with the agreement, in March 2004, the Company elected to retain ownership of the technology and all improvements made to date, resulting in the issuance of the warrants to BMS.  The issuance of these warrants satisfies all equity-related obligations to BMS and results in the Company’s full ownership of these preclinical drug candidates and related intellectual property.  Such warrants, which had a value of $3,053 on the date of issuance, were charged to research and development costs with a corresponding credit to stockholders’ equity during the three months ended March 31, 2004. The value of warrants issued was determined using the Black-Scholes option-pricing model with the following assumptions.

Expected Life (years)	5.5
Interest rate	2.73%
Volatility	62.00%
Dividend yield	—

Note 8 – Operating Segment Data

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

The following table contains earnings data by operating segment, reconciled to consolidated totals included in the financial statements:

	Three Months Ended March 31,
	2004			2003
	AMR	Organichem	Total	AMR	Organichem	Total
Contract Revenue	$14,066	$16,748	$30,814	$15,713	$18,126	$33,839
Recurring Royalty Revenue	9,992	—	9,992	11,100	—	11,100
Consolidated Total Revenue	24,058	16,748	40,806	26,813	18,126	44,939

Operating Income (before unallocated expenses)	12,705	3,240	15,945	15,579	2,238	17,817

Unallocated Expenses:

Research and Development			(7,880)			(5,565)
Selling, General and Administrative			(3,921)			(6,129)

Operating Income			4,144			6,123

Reconciling items:

Equity in (loss) income of unconsolidated affiliates			(65)			(67)
Interest expense			(339)			(470)
Interest income			500			677
Other income, net			8			143

Consolidated income before income tax expense			$4,248			$6,406

Supplemental information:

Depreciation and amortization	$2,092	$1,436	$3,528	$1,745	$1,290	$3,035

There were no material changes in total assets by segment since December 31, 2003.

Note 9 – Financial Information by Customer Concentration and Geographic Area

Total contract revenue from AMR’s three largest customers represented approximately 13%, 13% and 6% of AMR’s total contract revenue for the three months ended March 31, 2004, and 14%, 10% and 7% of total contract revenue for the three months ended March 31, 2003.  Total contract revenue from Organichem’s largest customer represented 78% and 67% of Organichem’s total contract revenue for the three months ended March 31, 2004 and 2003, respectively.  Amersham Health PLC accounted for approximately 42% and 36% of the Company’s total contract revenue for the three months ended March 31, 2004 and 2003, respectively.

The Company’s total contract revenue for the three months ended March 31, 2004 and 2003 was recognized from customers in the following geographic regions:

	Three Months Ended March 31,
	2004	2003

United States	56%	53%
Europe	40%	45%
Other	4%	2%

Total	100%	100%

Note 10 – Related Party Transactions – Notes Receivable

From time to time the Company makes loans to its non-officer employees in the form of notes receivable. The notes receivable and accrued interest will not be repaid to the Company provided the employee remains in the employ of the Company throughout the term of the loan. If employment is terminated prior to the end of the loan term, a pro-rata portion of the principal and interest shall be repaid to the Company.   Notes receivable from related parties, which is included in “other assets”, totaled $185 and $138, respectively, at March 31, 2004 and December 31, 2003.

Note 11 – Comprehensive Income

The Company is required to report comprehensive income and its components in accordance with the provisions of the Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income.”

The following table presents the components of the Company’s comprehensive income for the three months ended March 31, 2004 and 2003:

(in thousands)

	Three Months Ended March 31,
	2004	2003

Net income	$2,761	$4,132

Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of taxes	(43)	(129)
Unrealized loss on Interest Rate Swap, net of taxes	(182)

Total comprehensive income	$2,536	$4,003

Note 12 – Recent Accounting Pronouncement

In December 2003, the FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”).  FIN 46R requires the Company to consolidate a variable interest entity (“VIE”) if the Company has a majority of the risks, rewards or both of that entity.  FIN 46R became effective for most VIEs beginning in the fourth quarter of 2003.  The Company has no investments in VIEs; therefore, FIN 46 had no effect on its financial statements.

Note 13 – Legal Proceedings

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

AMR Technology, along with Aventis Pharmaceuticals, the U.S. pharmaceutical business of Aventis S.A., is currently involved in legal proceedings with five companies currently seeking to market generic versions of fexofenadine. During 2001, Barr Laboratories, Inc. filed an Abbreviated New Drug Application (ANDA) with the U.S. Food and Drug Administration seeking authorization to produce and market a generic version of Allegra. Aventis Pharmaceuticals filed three patent infringement suits against Barr in August and September of 2001 and in January 2002 alleging infringement of certain U.S. patents related to 30, 60, and 180 mg tablets of fexofenadine HCl, and Allegra-D, an extended-release tablet for oral administration. In addition, Aventis filed a patent infringement lawsuit against Impax Laboratories in March 2002 after Impax filed an ANDA to produce and market a generic version of Allegra-D. In late 2002 and early 2003, Mylan Pharmaceuticals, Teva Pharmaceuticals and Dr. Reddy’s Laboratories filed ANDAs to market generic versions of Allegra products. Both Mylan Pharmaceuticals and Impax Laboratories have received tentative approval from the FDA of their ANDA applications. Under federal law, marketing of FDA-approved generic versions of Allegra may not commence until the earlier of a decision favorable to the generic challenger in the patent litigation or 30 months after the date the patent infringement lawsuit was filed, and, in any event, may not commence until Barr Laboratories’ 180-day marketing exclusivity period has expired.

In late 2003, Dr. Reddy’s Laboratories filed a Section 505(b)(2) application with the FDA seeking authorization to produce and market versions of Allegra 30, 60, and 180 mg tablets, as well as an ANDA seeking authorization to market a generic version of Allegra-D. Aventis has filed a patent infringement lawsuit against Dr. Reddy’s in response to Dr. Reddy’s 505(b)(2) filing.

On March 5, 2004, AMR Technology, along with Aventis, filed patent infringement lawsuits in the U.S. District Court in New Jersey against Barr Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Impax Laboratories and Dr. Reddy’s Laboratories based on several of the Company’s patents relating to Allegra and Allegra-D products. In those suits, the Company asserted that the defendants’ commercial manufacture, importation, use or sale of products relating to their applications do or will infringe on one or more claims of the Company’s patents. In a conference on March 8, 2004, the District Court of New Jersey set April 15, 2005 as the end date for the discovery phase of these cases. The previously-set trial date of September 2004 is no longer in effect and no new trial date has been scheduled.

Note 14  – Subsequent Event

As a result of a lack of growth in the Company’s chemical development services, on May 4, 2004 the Company announced plans to consolidate operations by relocating its Mt. Prospect facility operations to facilities in New York.  The Company’s proprietary biocatalysis technology platform, drug metabolism screening, research fermentation and chemical development technologies in Mount Prospect will be relocated to New York and continue to be fully integrated with the Company’s drug discovery and development technologies.  The consolidation of these technologies will result in the closure of the Mount Prospect Research Center, which is anticipated to occur during the third quarter of 2004.

The Company expects to incur restructuring charges totaling $2,500 to $3,500 during the second and third quarters of 2004.  Subject to an appraisal of the fair market value of the real property and equipment, the Company also expects to record up to $4,500 in disposition and impairment costs related to the closure of the Mount Prospect facility. As of March 31, 2004, the carrying value of the real property and equipment at the Mount Prospect facility was $9,000. As a result of our decision to close the Mt. Prospect Research Center, the Company will evaluate the carrying value of the goodwill which related to the acquisition of this facility, which totals approximately $975. The disposition and impairment costs are anticipated to be recorded in the second quarter of 2004.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our results of operations and financial condition should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the Notes thereto included within this report. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “intend,” “expect,” “anticipate,” “believe,” and “continue” or similar words.  The Company’s actual results may differ materially from such forward-looking statements as a result of numerous factors, some of which the Company may not be able to predict and may not be within the Company’s control.  Factors that could cause such differences include, but are not limited to, the Company’s ability to successfully relocate and consolidate its Mount Prospect operations with its New York facility, the risk that the Company will not achieve the cost savings expected to result from the closure and relocation of its Mount Prospect operations, the Company’s ability to recruit and retain experienced scientists, trends in pharmaceutical and biotechnology companies outsourcing chemical research and development, the loss of a significant customer, sales of Allegra (including any deviations in estimates provided by Aventis) and the Company’s receipt of significant royalties from the Allegra license agreement, the risk that Allegra may be approved for over-the-counter use and Claritin’s approval for over-the-counter use, the Company’s and Aventis’ ability to successfully enforce their respective intellectual property, patent rights and technology, including with respect to the generic companies’ Abbreviated New Drug Application filings, the integration and operating risks associated with the Company’s acquisition of Organichem, the Company’s ability to successfully develop novel compounds and lead candidates in its collaborative arrangements, the Company’s ability to take advantage of proprietary technology and expand the scientific tools available to it, the ability of the Company’s strategic investments and acquisitions to perform as expected and any goodwill impairment related to such investments and acquisitions, the Company’s ability to successfully complete its ongoing expansion projects on schedule, the Company’s ability to execute its business plan for compound and chemical screening libraries, and the Company’s ability to effectively manage its growth, as well as those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 15, 2004.  All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future.  References to “we,” “us,” and “our,” refers to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole.

Overview

We are a leading chemistry-based drug discovery and development company, focused on identifying and developing novel biologically active small molecules with applications in the prescription drug market. We engage in comprehensive chemistry research from lead discovery, optimization and development to commercial manufacturing and conduct cell and non-cell based high throughput screening on a variety of biological targets. We perform research for many of the leading pharmaceutical and biotechnology companies and for our own internal research and development.

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

Our total revenue for the quarter ended March 31, 2004 was $40.8 million, including $30.8 million from our chemistry contract business.  Contract revenue for the first quarter of 2004 decreased $3.0 million from $33.8 million in the first quarter of 2003.  Consolidated gross margin remained flat at 23% compared to the quarter ended March 31, 2003.  Gross profit margin for Organichem in the first quarter of 2004 was 19.4%, compared to 12.3% in the first quarter of 2003.  The improvement in Organichem’s gross margin is primarily attributable to cost reduction efforts implemented subsequent to AMRI’s acquisition of Organichem.  Gross margin at the AMR operating segment decreased to 26% in the first quarter of 2004 compared to 36% for the same period in 2003, reflective of the fixed cost components of AMR’s contract business.  The business environment for chemistry outsourcing continued to be challenging in the first quarter of 2004. Our customers remain under budgetary pressures and are currently spending a greater portion of their research and development dollars on later stage development projects. While overall pharmaceutical spending is projected to increase in 2004, in certain areas of our business there has been a significant increase in foreign competition that has substantially lower cost structures. The lower cost structures result from parts of the world where salaries are a fraction of what they are in industrialized countries. This trend has resulted in pricing pressures in the U.S. and is impacting our ability to increase or maintain pricing on our customer contracts. We expect the increase in competition from lower cost locations, such as Asia and India, to continue.

Total contract revenue from Organichem’s largest customer represented 78% and 67% of Organichem’s total contract revenue for the three months ended March 31, 2004 and 2003, respectively.  Amersham Health PLC accounted for approximately 42% and 36% of our consolidated contract revenue for the three months ended March 31, 2004 and 2003, respectively.

We continue to control our costs and seek opportunities to improve overall operating margins.  As part of this process,  on May 4, 2004 we announced our plan to consolidate operations by relocating our Mt. Prospect facility operations to our facilities in New York.  AMR’s proprietary biocatalysis technology platform, drug metabolism screening, research fermentation and chemical development technologies in Mount Prospect will be relocated to Albany/Rensselaer and continue to be fully integrated with AMRI’s drug discovery and development technologies.  The consolidation of these technologies will result in the closure of the Mount Prospect Research Center, which is anticipated to occur during the third quarter of 2004.

We expect to incur restructuring charges totaling $2.5 million to $3.5 million during the second and third quarters of 2004.  Subject to an appraisal of the fair market value of the real property and equipment, AMR also expects to record up to $4.5 million in disposition and impairment costs related to the closure of the Mount Prospect facility. As of March 31, 2004, the carrying value of the real property and equipment at the Mount Prospect facility was $8.0 million. The disposition and impairment costs are anticipated to be recorded in the second quarter of 2004.  We anticipate that as a result of this restructuring, we will experience annual expense savings of approximately $5.0 million starting in 2005.

We also continue to monitor the carrying value of our goodwill and natural product and lead finding sample collections for impairment. If we are unable to meet forecasted revenues related to those assets over the next several quarters or if actual market conditions are less favorable than those projected by management, we may be required to write-down all or a portion of the value of certain compound library assets (totaling $9.6 million) and related goodwill and intangible assets (totaling $18.0 million), resulting in a charge to operations in 2004 and beyond.

Included in total revenue for the quarter ended March 31, 2004 was $10.0 million in Allegra royalties compared to $11.1 million for the quarter ended March 31, 2003.  The marketing of Claritin as an over-the-counter (OTC) drug, the subsequent marketing of generic alternatives to Claritin, and health maintenance organization (HMO) programs attempting to direct consumers towards OTC antihistamines, contributed to the 10% decline in royalties compared to the first quarter of 2003. The 10% decline is consistent with the decline incorporated in our 2004 earnings guidance.  Aventis has projected a mid-single digit percentage decline in sales of Allegra in 2004 from 2003, consisting of a high single digit decline in the U.S. offset by growth in the international market.

In March 2004, we issued warrants to purchase up to 516,232 shares of our common stock, with exercise prices ranging from $30.24 to $35.24 to Bristol-Myers Squibb Company (BMS).  The exercise period for these warrants is 5.5 years.  The issuance of these warrants results from a 2002 agreement whereby BMS transferred intellectual property to us, providing us with ownership of one of BMS’s preclinical drug candidates, along with patent applications covering attention deficit hyperactivity disorder (ADHD) and central nervous system indications. In connection with the agreement, in March 2004, we elected to retain ownership of the technology and all improvements made to date by us, resulting in the issuance of the warrants to BMS.  The issuance of these warrants satisfies all equity-related obligations to BMS and results in our full ownership of these preclinical drug candidates and related intellectual property.  Such warrants, which had a value of $3.1 million on the date of issuance, were charged to research and development costs with a corresponding credit to stockholders’ equity during the period ended March 31, 2004. The value of warrants issued was determined using the Black-Scholes option-pricing model.

During the quarter ended March 31, 2004, we generated $9.7 million in cash from operations and spent $5.8 million in capital on our facilities and equipment, primarily related to the construction of our high throughput screening laboratories, the expansion of our manufacturing suites at Organichem and the construction of our new corporate headquarters.  As of

March 31, 2004, we had $128.1 million in cash, cash equivalents and investments and $56.6 million in bank and other related debt.

We continue to execute a long-term strategy to grow our platform chemistry services business while leveraging our proprietary technologies and capabilities to provide greater value to our customers and further growth for the company. We have enhanced our chemistry service offerings with the addition of our high throughput screening expertise and technologies, the addition of Eli Lilly and Co.’s natural product collection, ongoing production of our semi-exclusive synthetic chemical library and the development of our diverse chemical sample collection. We believe that the pharmaceutical industry is placing more emphasis on the quality and content of compound libraries and their related screening versus the quantity of the compounds. We have also enhanced our service offerings with the addition of certain physical chemistry services to evaluate polymorphic forms and crystal habits and to evaluate salt selection for potential new drug candidates.

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

Time and Materials.  Under a time and materials contract we charge our customers an hourly rate plus an allowance for chemicals and other project specific costs. We recognize revenue for time and material contracts based on the number of hours devoted to the project multiplied by the customer’s billing rate plus other project specific costs incurred.

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

Natural Product and Lead Finding Sample Collections

As part of our strategy to provide a comprehensive offering of natural product and chemical lead finding discovery services and technologies to our customers, we have acquired natural product sample collections and related assets and are producing novel compound libraries and chemical screening collections. We are capitalizing the cost of internally producing our novel compound and screening collections in our inventory. We launched our novel semi-exclusive compound library of approximately 30,000 compounds in 2002 on a semi-exclusive basis. We sold nine copies of this novel compound library in 2003 and 2004 and realized revenue of $1.9 million. We are currently preparing our second semi-exclusive library offering which we expect to market in late 2004. At March 31, 2004 the inventory value of our semi-exclusive libraries on our consolidated balance sheet was $1.4 million.

We anticipate completing our chemical screening library of approximately 125,000 diverse compounds in the fourth quarter of 2004 and anticipate marketing this library alone or as part of a larger discovery collaboration including target screening. At March 31, 2004 the inventory value of our chemical screening library on our balance sheet was $4.1 million.

We have estimated the fair value of our natural product collections obtained as part of our acquisition of New Chemical Entities in January 2001 and have included their value in our inventory.  In February 2003, we acquired Eli Lilly and Co.’s collection of natural product libraries including source materials, purified screening library samples, chemical analytical data and chemistry database tools. As part of our collaboration with Eli Lilly, we also significantly enhanced our biological screening capabilities. Our investment in biological screening capabilities became operational in January 2004. The combination of these investments should enhance our ability to market and sell our natural product collections, sales of which to date have not been significant. Total natural product related assets recorded on our consolidated balance sheet as of March 31, 2004 were $7.7 million., which includes library inventory and microbial cultures included in intangible assets..

Goodwill

We perform an annual assessment of the carrying value of our goodwill for potential impairment. A determination of impairment is made based upon the estimated future cash flows of the operations associated with goodwill. An independent third-party impairment review will be completed during the third quarter of 2004. If goodwill is determined to be impaired in the future we would be required to record a charge to our results of operations. Factors we consider important which could result in an impairment include the following:

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

We have $42.1 million of goodwill on our consolidated balance sheet as of March 31, 2004. Approximately $14.2 million of this balance related to the acquisition of New Chemical Entities and approximately $24.9 million to the acquisition of Organichem.

As a result of our decision to close our Mt. Prospect Research Center we are evaluating the carrying value of the goodwill which related to the acquisition of this facility, which totals approximately $975,000.

Intangible Assets

Our intangible assets are amortized on a straight-line basis over fifteen to sixteen years. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. A determination of impairment is made based on estimates of future cash flows. If such assets are considered to be impaired the amount of the impairment would be based on the excess of the carrying value over the fair value of the assets.  Factors that could result in impairment include those listed under “Goodwill” above.

Equity Investments

We have equity investments in leveraged private companies that have operations in areas within our strategic focus. Through March 31, 2004,, we made equity investments in two private companies totaling $2.2 million. Under the terms of these investments, we provided FTE services to each customer in exchange for equity securities, plus additional fee for service cash payments. The value of our investment was based on the market value of the contract services we provided. The underlying securities of the private companies were priced at either the most recent equity financing or the pricing on the next round of equity financing. One of these companies is currently in the process of raising additional financing.   The equity portion of these arrangements were completed during the first quarter of 2004 and all subsequent services are compensated for in cash.

We account for these investments using the cost method of accounting for investments as our ownership interest in each customer is below 20% and we do not have the ability to exercise significant influence over the entities. We have recorded these investments at cost equal to the value of the services we provided. Fee-for-service revenue was recognized under the customer contracts as we performed our services. In addition to these equity investments, as of March 31, 2004, our outstanding accounts and notes receivable balance resulting from our fee-for-service work for these two companies was $1.5 million. During April 2004, one of these companies paid its full outstanding accounts receivable balance of $1.1 million.  The other customer’s receivable balance is due in six equal monthly installments including interest at an annual rate of 10% commencing April 2004.

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

Future benefits under all defined benefit pension plans have been frozen.

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

Results of Operations – Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenues

Total contract revenue.

Contract revenue consists primarily of fees earned under contracts with our third party customers.  Our contract revenues for each of our AMR and Organichem segments were as follows;

Segment	Quarter Ended March 31, 2004	Quarter Ended March 31, 2003	Dollar Change	Percentage Change
(in thousands)

AMR	$14,066	$15,713	$(1,647)	(10.5)%
Organichem	16,748	18,126	(1,378)	(7.6)%
Total	$30,814	$33,839	$(3,025)	(8.9)%

AMR contract revenues decreased $1.6 million to $14.1 million in the first quarter of 2004 due to the difficult economic environment, offshore competition and reductions in chemistry spending by pharmaceutical and biotechnology companies, primarily impacting us through the merger of Pfizer and Pharmacia.  We see this negative trend continuing, at least for the short term.  Organichem contract revenues for the first quarter of 2004 were $16.7 million, a decrease of $1.4 million compared to contract revenue of $18.1 million during the first quarter of 2003.  Organichem’s contract revenue decreased due a decrease in chemical development contracts compared to 2003.  During the quarter, one of Organichem’s customers adjusted its quarterly delivery requirements, resulting in a shift to the third and fourth quarters of 2004 of $3.0 million in contract revenue that had originally been anticipated to be recorded in the first quarter

Recurring royalty revenue.

Quarter Ended March 31, 2004	Quarter Ended March 31, 2003	Dollar Change	Percentage Change
(in thousands)
$9,992	$11,100	$(1,108)	(10.0)%

We earn royalties under our licensing agreement with Aventis S.A. for the active ingredient in Allegra/Telfast.  Royalties were as follows;

The decrease was attributable to decreased sales of Allegra by Aventis due to the sale of Claritin and other generic alternatives to Claritin as OTC drugs.  Aventis has projected a mid-single digit percentage decline in sales of Allegra in 2004 from 2003, consisting of a high single digit decline in the U.S. offset by growth in the international market.

Costs and Expenses

Cost of contract revenue.

Our cost of contract revenue, from which we derive gross profit from contract revenue, consists primarily of compensation and associated fringe benefits for employees and other direct project related costs.  Cost of contract revenue for our AMR and Organichem segments were as follows;

Segment	Quarter Ended March 31, 2004	Quarter Ended March 31, 2003	Dollar Change	Percentage Change
(in thousands)

AMR	$10,355	$10,124	$231	2.3%
Organichem	13,508	15,888	(2,380)	(15.0)%
Total	$23,863	$26,012	$(2,149)	(8.3)%

These decreases resulted primarily from the decrease in contract revenue during the first quarter of 2004.  Consolidated contract gross margin remained flat at 23% for the first quarter of 2004 compared to 2003.  However, AMR contract revenue gross margin decreased to 26% in the first quarter of 2004 compared to 36% for the same period in 2003, reflective of the fixed cost components of AMR’s contract business.  Organichem’s contract revenue gross margin increased to 19% in the first quarter of 2004 compared to 12% for the same period in 2003.  The increase was due to cost reduction efforts implemented subsequent to our acquisition of Organichem in 2003.

Technology incentive award.

We maintain a Technology Development Incentive Plan, the purpose of which is to stimulate and encourage novel innovative technology development by our employees.  This plan allows eligible participants to share in a percentage of the net revenue earned by us relating to patented technology with respect to which the eligible participant is named as an inventor.  The award is payable primarily to Dr. Thomas D’Ambra, the Chief Executive Officer and President of the Company.  The incentive award was as follows:

Quarter Ended March 31, 2004	Quarter Ended March 31, 2003	Dollar Change	Percentage Change
(in thousands)
$998	$1,110	$(112)	(10.1)%

The decrease was attributed to the 10% decrease in Allegra royalties for the first quarter of 2004 compared to 2003.

Research and development.

Research and development expense consists of compensation and benefits for scientific personnel for work performed on proprietary technology development, research projects, costs of chemicals and other out of pocket costs and overhead costs. In addition, research and development is performed at Organichem related to the improvement of production processes as well as research related to the potential manufacture of new products.  Research and development expenses were as follows:

Quarter Ended March 31, 2004	Quarter Ended March 31, 2003	Dollar Change	Percentage Change
(in thousands)
$7,880	$5,565	$2,315	41.6%

The increase in research and development primarily related to $3.1 million in expenses recorded for the issuance of warrants to BMS relating to intellectual property transferred to us, partially offset by reduced expenditures on internal research programs.

Selling, general and administrative.

Selling, general and administrative expenses consists of compensation and related fringe benefits for marketing and administrative employees, professional service fees, marketing costs and all costs related to facilities and information services.  Selling, general and administrative expenses were as follows:

Quarter Ended March 31, 2004	Quarter Ended March 31, 2003	Dollar Change	Percentage Change
(in thousands)
$3,921	$6,129	$(2,208)	36.0%

The decrease was primarily attributable to $1.4 million in disposal costs of abandoned assets recorded in 2003, and $0.4 million in bad debt reserves recorded in 2003.

Interest expense.

Quarter Ended March 31, 2004	Quarter Ended March 31, 2003	Dollar Change	Percentage Change
(in thousands)
$339	$470	$(131)	27.9%

Interest expense consists of interest we pay on our long-term debt and swap agreements.  Interest expense was as follows:

The decrease in interest expense was primarily attributable to a decrease in our outstanding debt from $65.7 million at March 31, 2003 to $56.6 million at March 31, 2004.

Interest income.

Interest income consists primarily of earnings from investments in municipal and corporate debt.  Interest income was as follows:

Quarter Ended March 31, 2004	Quarter Ended March 31, 2003	Dollar Change	Percentage Change
(in thousands)
$500	$677	$(177)	(26.1)%

The decrease in interest income was primarily due to a 50 basis point decrease in our average return rate in the first quarter of 2004 compared to 2003.

Income tax expense.

Quarter Ended March 31, 2004	Quarter Ended March 31, 2003	Dollar Change	Percentage Change
(in thousands)
$1,487	$2,274	$(787)	(34.60)%

The effective rate for our provision for income taxes was 35.00% in the first quarter of 2004 as compared to 35.50% for the same period in 2003.  The reduction in the effective rate resulted primarily from the preferential tax treatment Organichem receives for its foreign export sales.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities.  During the first three months of 2004, we generated cash of $9.7 million from operating activities.  During the first three months of 2004, we used $2.6 million for investing activities resulting from $3.3 million from the maturity of investment securities and the use of $5.8 million for the acquisition of property and equipment.  During the first three months of 2004, we used $0.4 million for financing activities, consisting of $1.1 million in long-term debt repayments, offset by $0.7 million provided by stock option and stock purchase plan exercises.  Working capital was $177.1 million at March 31, 2004 as compared to $173.6 million as of December 31, 2003.  The primary source of the increase was reduction in vendor payables due to timing of payments.  During 2004, we anticipate making $2.5 million in defined benefit pension plan contributions, $342 of which was paid in the quarter ended March 31, 2004.

Total capital expenditures for the quarter ended March 31, 2004 were $5.8 million compared to $4.7 million for the first quarter of 2003.  Outstanding purchase commitments as of March 31, 2004 were $2.2 million for construction projects in progress.  We expect total capital expenditures for 2004 to approximate $25.0 million.

We entered into a credit facility consisting of $30.0 million term loan and $35.0 million line of credit to fund the acquisition of Organichem during 2003.  The term loan matures in February, 2008.  As of March 31, 2004, the interest rate on $17.9 million of the outstanding term loan balance was 3.37% and the interest rate on the remaining $7.8 million was 2.41%.  The line of credit expires in February 2006 and bears interest at a variable rate based on the Company’s leverage ratio.  As of March 31, 2004, the outstanding balance of the line of credit was $25.5 million and the interest rate was 2.34%.  The credit facility contains certain financial covenants, including a maximum leverage ratio, a minimum required operating cash flow coverage ratio, a minimum earnings before interest and taxes to interest ratio and a minimum current ratio.  Other covenants include limits on asset disposals and the payment of dividends.  As of March 31, 2004, we were in compliance with all covenants under the credit facility.  There have been no significant changes in future maturites on our long term debt since December 31, 2003.

The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” under Item 7 of our 2003 Form 10-K. Excluding the repayment of $1.1million outstanding under our credit facility, as described above, there have been no material changes to our contractual obligations since December 31, 2003.

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

The recurring royalties we receive on the sales of Allegra/Telfast have historically provided a material portion of our operating cash flows, representing 65% of our operating cash flows in 2003.  As discussed in Part II, Item I of this Form 10-Q, several generic manufacturers have filed ANDA applications with the FDA seeking authorization to produce and market a generic version of Allegra.  We and Aventis Pharmaceuticals have filed several patent infringement suits against these generic companies alleging infringement of certain U.S. patents.  The previously-set trial date of September 2004 is no longer in effect and no new trial date has been scheduled.  Should we or Aventis  be unsuccessful in defending these patents we would experience a material decrease in operating cash flows.

Recent Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”).  FIN 46R requires us to consolidate a variable interest entity (“VIE”) if we have a majority of the risks, rewards or both of that entity.  FIN 46R became effective for most VIEs beginning in the fourth quarter of 2003.  We have no investments in VIEs; therefore, FIN 46 had no effect on our financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We have market risk with respect to interest rates.  The risk is composed of changes in future cash flows due to changes in interest rates on our variable rate $30.0 million term loan and $25.5 million line of credit.

To mitigate this risk, we have entered into interest rate swap agreements that have fixed the interest rate on 35% of our debt.  Included in liabilities is $424,000, which represents the estimated decline in market value since entering into the swap agreements.

The potential loss in future cash flows from a 10% adverse change in quoted interest rates would approximate $394,000.

Item 4.  Controls and Procedures

As required by rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report our management conducted an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures.  In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective , in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  We intend to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.  There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AMR Technology, along with Aventis Pharmaceuticals, the U.S. pharmaceutical business of Aventis S.A., is currently involved in legal proceedings with five companies currently seeking to market generic versions of fexofenadine. During 2001, Barr Laboratories, Inc. filed an Abbreviated New Drug Application (ANDA) with the U.S. Food and Drug Administration seeking authorization to produce and market a generic version of Allegra. Aventis Pharmaceuticals filed three patent infringement suits against Barr in August and September of 2001 and in January 2002 alleging infringement of certain U.S. patents related to 30, 60, and 180 mg tablets of fexofenadine HCl, and Allegra-D, an extended-release tablet for oral administration. In addition, Aventis filed a patent infringement lawsuit against Impax Laboratories in March 2002 after Impax filed an ANDA to produce and market a generic version of Allegra-D. In late 2002 and early 2003, Mylan Pharmaceuticals, Teva Pharmaceuticals and Dr. Reddy’s Laboratories filed ANDAs to market generic versions of Allegra products. Both Mylan Pharmaceuticals and Impax Laboratories have received tentative approval from the FDA of their ANDA applications. Under federal law, marketing of FDA-approved generic versions of Allegra may not commence until the earlier of a decision favorable to the generic challenger in the patent litigation or 30 months after the date the patent infringement lawsuit was filed, and, in any event, may not commence until Barr Laboratories’ 180-day marketing exclusivity period has expired.

In late 2003, Dr. Reddy’s Laboratories filed a Section 505(b)(2) application with the FDA seeking authorization to produce and market versions of Allegra 30, 60, and 180 mg tablets, as well as an ANDA seeking authorization to market a generic version of Allegra-D. Aventis has filed a patent infringement lawsuit against Dr. Reddy’s in response to Dr. Reddy’s 505(b)(2) filing.

On March 5, 2004, AMR Technology, along with Aventis, filed patent infringement lawsuits in the U.S. District Court in New Jersey against Barr Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Impax Laboratories and Dr. Reddy’s Laboratories based on several of our patents relating to Allegra and Allegra-D products. In those suits, we asserted that the defendants’ commercial manufacture, importation, use or sale of products relating to their applications do or will infringe on one or more claims of our patents. In a conference on March 8, 2004, the District Court of New Jersey set April 15, 2005 as the end date for the discovery phase of these cases. The previously-set trial date of September 2004 is no longer in effect and no new trial date has been scheduled.

Item 6.    Exhibits and Reports Filed on Form 8-K

(a)                      Exhibits.

10.23                     Bristol-Myers Squibb Company Warrants W-3 and W-4 to Purchase Common Stock of Albany Molecular Research, Inc. dated March 15, 2004.

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

(b)                     Reports on Form 8-K.

On February 10, 2004, Albany Molecular Research, Inc. furnished a current report of Form 8-K reporting under Item 12 that the Company issued a press release announcing its financial results for the year and quarter ended December 31, 2003 and furnishing the press release as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALBANY MOLECULAR RESEARCH, INC.

Date: May 10, 2004	By:	/s/ Thomas E. D’Ambra, Ph.D.
Thomas E. D’Ambra, Ph.D.
Chairman of the Board, President and Chief Executive Officer

Date: May 10, 2004	By:	/s/ David P. Waldek

David P. Waldek

Chief Financial Officer, Treasurer and Secretary