Form 10-Q
period 2004-06-30
ALBANY MOLECULAR RESEARCH INC
filed 2004-08-13
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Yes                            ☒                                    No                                ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes                            ☒                                    No                                ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2004
Common Stock, $.01 par value	31,725,359

ALBANY MOLECULAR RESEARCH, INC.

PART I — FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(Dollars in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Contract revenue	$28,118	$38,777	$58,932	$72,616
Recurring royalties	13,878	15,200	23,870	26,300
Total revenue	41,996	53,977	82,802	98,916

Cost of contract revenue	22,853	29,158	46,715	55,170
Write-down of library inventories	5,974	—	5,974	—
Total cost of contract revenue	28,827	29,158	52,689	55,170

Technology incentive award	1,387	1,520	2,385	2,630
Research and development	5,368	5,552	13,248	11,117
Selling, general and administrative	5,811	5,304	9,732	11,433
Property and equipment impairment	4,728	—	4,728	—
Goodwill impairment	14,494	—	14,494	—
Intangible asset impairment	3,541	—	3,541	—
Restructuring charge	426	—	426	—
Total costs and expenses	64,582	41,534	101,243	80,350

(Loss) income from operations	(22,586)	12,443	(18,441)	18,566

Equity in (loss) of income of unconsolidated affiliates	—	(87)	(65)	(21)
Interest income, net	142	354	302	560
Other income, net	1	110	9	122

(Loss) income before income tax expense	(22,443)	12,820	(18,195)	19,227

Income tax (benefit) expense	(1,670)	4,551	(183)	6,826

Net (loss) income	$(20,773)	$8,269	$(18,012)	$12,401

Basic (loss) earnings per share	$(0.65)	$0.26	$(0.57)	$0.39

Diluted (loss) earnings per share	$(0.65)	$0.26	$(0.57)	$0.38

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(Dollars and share amounts in thousands)

	June 30, 2004	December 31, 2003

Assets
Current assets:
Cash and cash equivalents	$57,087	$47,437
Investment securities, available-for-sale	64,633	77,191
Accounts receivable, net	16,335	18,261
Royalty income receivable	13,875	12,970
Inventories	32,010	34,292
Unbilled services	300	248
Prepaid income taxes	112	—
Prepaid expenses and other current assets	3,725	5,125
Total current assets	188,077	195,524

Property, plant and equipment, net	147,775	146,639

Other assets:
Goodwill	26,817	42,056
Intangible assets and patents, net	1,123	4,864
Equity investments in unconsolidated affiliates	2,230	2,191
Other assets	858	1,357
Total other assets	31,028	50,468

Total assets	$366,880	$392,631

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$10,330	$12,844
Deferred revenue	1,261	1,179
Accrued pension benefits	2,819	2,500
Income taxes payable	—	884
Current installments of long-term debt and capital leases	4,529	4,521
Total current liabilities	18,939	21,928

Long-term liabilities:
Long-term debt and capital leases, excluding current installments	50,752	53,129
Deferred income taxes	6,861	11,860
Pension and postretirement benefits	1,931	2,844
Other long term liabilities	326	586
Total liabilities	78,809	90,347

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 100,000 shares authorized, 33,802 shares issued at June 30, 2004, and 33,694 shares issued at December 31, 2003	338	337
Additional paid-in capital	188,228	184,365
Retained earnings	137,426	155,438
Accumulated other comprehensive loss	(750)	(685)
	325,242	339,455

Less, treasury shares at cost, 2,077 shares	(37,171)	(37,171)
Total stockholders’ equity	288,071	302,284
Total liabilities and stockholders’ equity	$366,880	$392,631

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30, 2004	June 30, 2003

Operating activities
Net (loss) income	$(18,012)	$12,401
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,194	6,252
Abandonment loss	—	1,400
Write-down of library inventories	5,974	—
Property and equipment impairment	4,728	—
Goodwill impairment	14,494	—
Intangible asset impairment	3,541	—
Warrant issuance expense	3,053	—
Allowance for bad debts	—	210
Tax benefit of stock options	—	66
Amortization of deferred financing fees	12	12
Equity in income (loss) of unconsolidated affiliates	65	154
Minority interest in consolidated subsidiary	—	(133)
Deferred income tax expense	(4,098)	1,036
Amortization of discount on note payable	—	(13)
Change in fair value of interest rate swap	—	(166)

(Increase) decrease in operating assets, net of business acquisition in 2003:
Accounts receivable	1,926	(5,351)
Royalty income receivable	(905)	(1,838)
Unbilled services	(52)	48
Inventory, prepaid expenses and other assets	(2,754)	2,897
(Decrease) increase in:
Accounts payable and accrued expenses	(1,609)	(3,120)
Income tax payable	(996)	1,313
Deferred revenue	82	423
Pension and postretirement benefits	(594)	(393)
Environmental liability	(17)	(35)
Other liabilities	—	(13)
Net cash provided by operating activities	12,032	15,150

Investing activities
Proceeds from maturity of investment securities	12,037	19,655
Purchase of business, net of cash acquired	—	(28,305)
Purchases of property, plant and equipment	(12,771)	(14,539)
Payments for patent applications and other costs	(89)	(163)
Net cash used in investing activities	(823)	(23,352)

Financing activities
Borrowings on long-term debt	—	30,010
Principal payments on capital leases	—	(238)
Principal payments on long-term debt	(2,369)	(1,299)
Purchase of treasury stock	—	(7,623)
Proceeds from sale of common stock	810	316
Net cash (used in) provided by financing activities	(1,559)	21,166

Increase in cash and cash equivalents	9,650	12,964

Cash and cash equivalents at beginning of period	47,437	34,838

Cash and cash equivalents at end of period	$57,087	$47,802

See notes to unaudited condensed consolidated financial statements.

Note 1 – Summary of Operations and Significant Accounting Policies

(All amounts in thousands, except per share amounts, unless otherwise noted)

 Nature of Business and Operations.

Albany Molecular Research, Inc. (the “Company”) is a leading chemistry-based drug discovery and development company focused on applications for new small molecule prescription drugs. The Company conducts research and development projects and collaborates with many leading pharmaceutical and biotechnology companies, and is developing new chemistry technology for potential pharmaceutical products. The Company engages in chemistry research, from lead discovery, optimization and development to commercial manufacturing. As part of its drug discovery strategy, the Company is also producing novel compound collections and chemical screening collections. In addition to its chemistry research services, the Company also conducts proprietary research and development to develop new technologies and to discover new lead compounds with commercial potential. The Company seeks to license these compounds to third parties in return for up-front service fees and milestone payments as well as recurring royalty payments if these compounds are developed into new drugs successfully reaching the market.

Significant Q2 Accounting Transactions:

As previously disclosed by the Company, the Company made certain investments in 2003 which the Company believed would enhance its ability to market and sell its natural product libraries and achieve certain revenue targets. The Company also disclosed that if it was not able to successfully execute against its business plan within certain time constraints, including the achievement of revenue targets, or if market conditions were less favorable than those projected by management, the Company might be required to write-down the value of certain library assets and related goodwill and intangible assets. After investing in expanded marketing and sales efforts, the Company was not able to achieve any sales or signed purchase commitments for its natural product libraries during the six months ended June 30, 2004, or through the date of the filing of this Form 10-Q. Accordingly, and in connection with the preparation of its second quarter results, the Company recently completed an in-depth review of the carrying value of all of its library inventories. As a result of this review, which was based on expected future revenues, it was determined that a significant write-down in the carrying value of library inventories was required. The reduction in the carrying value of its library inventories reflects less favorable market conditions than previously projected by management and an excess quantity and carrying value of inventory on hand compared to projected future sales revenue.

The write-down of library inventories triggered an assessment of the recoverability of certain other related long-lived assets and goodwill within its Bothell reporting unit, including the goodwill and intangibles which resulted from the 2001 acquisition of New Chemical Entities (NCE). The Company completed its assessments in accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) and SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142). Based on its review, the Company determined that an impairment of certain related goodwill and long-lived assets had occurred and accordingly the following pre-tax charges were recorded in the quarter ended June 30, 2004 together with the write-down of inventories discussed above:

Write-down in carrying value of library inventories	$5,974
Impairment of library-related intangibles	3,541
Impairment of property and equipment	3,113
Impairment of goodwill	13,251
$25,879

Additionally, as discussed in the Company’s Form 10-Q for the quarter ended March 31, 2004, during the quarter ended June 30, 2004, the Company also initiated a restructuring which will result in the closure of its Mt. Prospect Research Center and the consolidation of the Mt. Prospect operations into the Company’s New York facilities.  As a result of the restructuring, the Company recorded $426 in restructuring charges in the quarter ended June 30, 2004, which relate to severance benefits provided to terminated employees.  The restructuring triggered an assessment of the carrying value of the Mt. Prospect Research Center long-lived assets and related goodwill. Based on its review, and in accordance with the provisions of SFAS 144 and SFAS 142, the Company determined that an impairment of certain related goodwill and long-lived assets had occurred.  Accordingly, the Company recorded the following pre-tax charges relating to Mt. Prospect in the quarter ended June 30, 2004:

Impairment of property and equipment	$1,615
Impairment of goodwill	1,243
$2,858

See Notes 3, 4, 5 and 6 for further details on these reserves, impairments and restructurings.

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.  The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included.  Operating results for the quarter and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form10-K for the year ended December 31, 2003.

The accompanying unaudited condensed consolidated financial statements include the accounts of Albany Molecular Research, Inc. and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated during consolidation.

Use of Management Estimates.

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

Contract Revenue Recognition.

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

Recurring Royalty Revenue Recognition.

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

Natural Product and Lead Finding Sample Collections.

As part of the Company’s strategy to provide a comprehensive offering of natural product and chemical lead finding discovery services and technologies to its customers, it has acquired natural product sample collections and related assets and is producing novel compound libraries and chemical screening collections. The natural product sample collections were acquired in connection with the 2001 acquisition of NCE. For internally developed libraries, the Company is capitalizing the cost of internally producing novel compound and screening collections in inventory.  Initial costs to develop novel compound libraries are categorized as research and development expense until such time it becomes probable that a saleable library can be successfully produced. As a result, costs for the design, research, and testing of libraries under development are expensed as incurred. Our research chemists review the results of analytical procedures to determine if the chemical reactions were completed as expected and the product purity and product yields are within required specifications. This “validation” process determines whether the chemistry is successful and if a saleable product will result. We capitalize costs of production to inventory once the validation process is completed and successful production is reasonably assured. If a core reaction is unsuccessful, the library template is abandoned and no further development takes place.

As noted above, during the quarter ended June 30, 2004, the Company recorded a $5,974 write-down to reduce the carrying value of its natural product and chemical lead finding library inventories. The Company monitors the carrying value of its remaining natural product and lead finding sample collections for impairment on a quarterly basis.  If the Company is unable to meet forecasted revenues related to those assets, or if actual market conditions are less favorable than those projected, the Company may be required to write-down all or a portion of the remaining value of certain compound library assets (totaling $4,232 at June 30, 2004), resulting in a future charge to operations.  See Note 3 for further information on the inventory reserves recorded during the quarter ended June 30, 2004.

Long-lived Assets

In accordance with the provisions of SFAS 144, the Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, among others, the following:

•                  a significant change in the extent or manner in which a long-lived asset is being used;

•                  a significant change in the business climate that could affect the value of a long-lived asset; and

•                  a significant decrease in the market value of assets.

If the Company determines that the carrying value of long-lived assets may not be recoverable, based upon the existence of one or more of the above indicators of impairment, the Company compares the carrying value of the asset group to the undiscounted cash flows expected to be generated by the asset group. If the carrying value exceeds the undiscounted cash flows an impairment charge is recorded. An impairment charge is recognized to the extent that the carrying amount of the asset group exceeds their fair value and will reduce only the carrying amounts of the long-lived assets.  The Company utilizes the assistance of an independent valuation firm in determining the fair values.

As noted above, during the quarter ended June 30, 2004, the Company recorded impairment charges to intangibles, property and equipment of $6,654 and $1,615, respectively, related to Bothell and the Mount Prospect Research Center. See Note 5 for further information.

Goodwill

In accordance with the provisions of SFAS 142, the Company performs an annual assessment of the carrying value of goodwill for potential impairment (or on an interim basis if certain triggering events occur).  A determination of impairment is made based upon the estimated discounted future cash flows of the operations associated with the related reporting unit.  If goodwill is determined to be impaired in the future the Company would be required to record a charge to its results of operations. Factors the Company considers important which could result in an impairment include the following:

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

As noted above, during the quarter ended June 30, 2004, the Company recorded goodwill impairment charges of $13,251 and $1,243, respectively, relating to its Bothell reporting unit and its Mt. Prospect reporting unit.  See Note 6 for further information.

The Company will perform the annual goodwill assessment for the other remaining reporting units during the third quarter of 2004.

Stock Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees,’’ and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded only if, on the date of grant, the current market price of the underlying stock exceeded the exercise price. Any compensation expense would be recognized over the vesting period.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2004	2003	2004	2003
Net (loss) income, as reported	$(20,773)	$8,269	$(18,012)	$12,401
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects.	661	625	1,326	1,222
Pro Forma net (loss) income	$(21,434)	$7,644	$(19,338)	$11,179

(Loss) earnings per share:
Basic as reported	$(0.65)	$0.26	$(0.57)	$0.39
Basic pro-forma	$(0.68)	$0.24	$(0.61)	$0.35

Diluted as reported	$(0.65)	$0.26	$(0.57)	$0.38
Diluted pro-forma	$(0.68)	$0.24	$(0.61)	$0.34

Note 2 – (Loss) Earnings Per Share

The shares used in the computation of the Company’s basic and diluted (loss) earnings per share are as follows:

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Weighted average common shares outstanding	31,719	31,885	31,627	32,056
Dilutive effect of stock options	—	499	—	515
Weighted average common shares outstanding	31,719	32,384	31,627	32,571

The Company has excluded the effects of outstanding stock options from the calculation of diluted net loss per share for the three and six months ended June 30, 2004 because such securities would be anti-dilutive.  The number of anti-dilutive options and warrants outstanding, prior to consideration of the treasury stock method, were 3,126 and 2,152 for the three month periods ended June 30, 2004 and 2003, respectively, and are not included in the calculation of weighted average common shares outstanding.  The number of anti-dilutive options and warrants outstanding were 3,079 and 1,981 for the six month periods ended June 30, 2004 and 2003, respectively.

Note 3 – Inventory

Inventory consisted of the following at June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003
Raw materials	$6,586	$12,250
Work in process	16,213	3,622
Finished goods	7,049	10,846
Libraries	10,206	9,114
Total inventories, at cost	40,054	35,832
Less reserves	(8,044)	(1,540)
Total inventory, net	$32,010	$34,292

As noted in Note 1 above, during the quarter ended June 30, 2004, the Company determined that the carrying value of its natural product and chemical lead finding libraries exceeded its latest forecasted revenues.  The Company’s forecasted revenues from natural product and chemical lead finding libraries have been lowered to reflect less favorable market conditions than previously projected.  As a result, the Company recorded a $5,974 non-cash charge to reduce the carrying value of its library inventories.  Additionally, the Company determined that its inventory of raw materials used in discovery and chemical services exceeded anticipated usage and accordingly increased its reserves for excess raw materials inventories by $888, which has been recorded as a component of cost of contract revenue in the accompanying condensed consolidated statement of operations.

Note 4 – Restructuring of Mt. Prospect

On May 4, 2004, the Company announced plans to consolidate operations by relocating its Mt. Prospect, IL operations to the Company’s facilities in New York.  The Company’s proprietary biocatalysis technology platform, drug metabolism screening, research fermentation and chemical development technologies in Mt. Prospect will be relocated to New York and continue to be fully integrated with the Company’s drug discovery and development technologies.  The restructuring will result in the closure of the Mt. Prospect Research Center, which is expected to be completed in the fourth quarter of 2004.   The consolidation was initiated as a result of a lack of anticipated growth in the Company’s chemical development services at the facility. As a result of the restructuring, 33 employees were terminated and 25 employees will be relocating to facilities in New York.

The Company has accounted for the restructuring costs as required by SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146).  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred, except for one-time termination benefits that meet certain requirements. These actions resulted in the recognition of $426 of restructuring charges in the second quarter of 2004. During 2004, the Company expects to continue to recognize additional restructuring charges primarily related to additional termination benefits of $100 and asset disposal related costs of $600.

The employee termination costs are included under the caption restructuring charge in the statements of operations and the restructuring liabilities are included in accounts payable and accrued expenses on the balance sheet at June 30, 2004. The following table displays the restructuring activity and liability balances:

	Balance At March 31, 2004	Charges	Payments	Balance At June 30, 2004

Termination Benefits	$—	$400	$(9)	$391

Other associated costs	—	26	(26)	—

Total	$—	$426	$(35)	$391

Costs of termination benefits relate to severance packages, outplacement services and career counseling for employees affected by the restructuring.

The Company also incurred $258 in employee and equipment relocation costs during the second quarter of 2004.  The Company expects to recognize an additional $1,300 in employee and equipment relocation costs during the remainder of 2004.  These relocation costs are included under the caption “selling, general and administrative” in the statement of operations.

Although the Company made the determination to sell the Mt. Prospect facility in the second quarter of 2004, it did not meet all of the criteria in SFAS No. 144 to classify these assets as held for sale during the second quarter of 2004.  The Company expects to meet the held for sale criteria in the second half of 2004.  Upon qualifying for held for sale treatment, the long-lived assets associated with Mt. Prospect will be segregated to a separate line item on the consolidated balance sheet until sold and depreciation expense will cease respective to those assets.

The above restructuring activity was recorded exclusively in the AMR operating segment.  The net cash outflow related to the restructuring for the quarter ended June 30, 2004 was $35.  Anticipated cash outflows related to the restructuring for the third and fourth quarters of 2004 are $1,091, which primarily consists of additional termination benefits and asset disposal costs.

Note 5 - Impairment of  Long-Lived and Intangible Assets

During the quarter ended June 30, 2004, due to the triggering events discussed in Note 1, the Company performed SFAS 144 analyses of its property and equipment for potential impairment at its Mt. Prospect Research Center and its Bothell facility. The Company’s analyses concluded that the carrying value of the respective asset groups exceeded their fair value.  The impairment will be allocated to the long-lived assets of the groups on a pro-rata basis.  Accordingly, our Mt. Prospect Research Center and Bothell Research Center recorded impairment losses on its long-lived assets of $1,615 and $3,113, respectively.  The Company utilized the assistance of an independent valuation firm in determining fair values.

Due to the write-down of the Company’s natural product libraries, the Company also performed an assessment of the carrying value of its microbial cultures and related technologies. The microbial cultures and related technologies are the starting materials and technology used in the development of the natural product libraries and therefore would be used to make incremental copies of the natural product libraries.  Based on its assessment, the Company concluded that the carrying value of the microbial cultures and related technologies was not recoverable, and accordingly recorded a $3,541 impairment charge representing the entire remaining carrying value of microbial cultures and related technologies.

The components of intangible assets are as follows:

	Cost	Accumulated Amortization	Net	Amortization Period
June 30, 2004
Microbial Cultures	$—	$—	$—	15 years
Patents and Licensing Rights	1,321	198	1,123	16 years
	$1,321	$198	$1,123

December 31, 2003
Microbial Cultures	$4,511	$751	$3,760	15 years
Patents and Licensing Rights	1,231	127	1,104	16 years
	$5,742	$878	$4,864

Amortization expense related to intangible assets for the three months ended June 30, 2004 was $155.

Estimated future annual amortization expense related to intangible assets is approximately $86 per year through the year ended December 31, 2017.

Note 6 – Goodwill

During the quarter ended June 30, 2004, due to the triggering events discussed in Notes 1 and 5, the Company determined that the carrying value of its goodwill at its Bothell reporting unit may be impaired.  Accordingly, the Company conducted a goodwill impairment review as required under SFAS 142, and concluded that an impairment had occurred and therefore recorded a $13,251 goodwill impairment charge, which reflects a full impairment of the Bothell goodwill.  In calculating the goodwill impairment charge, the fair value of the Bothell reporting unit was determined with the assistance of an independent valuation advisor using a discounted cash flow valuation approach.  Significant assumptions used in this analysis include (i) expected future revenue growth rates, reporting unit profit margins, and working capital levels, (ii) a discount rate, and (iii) a terminal value multiple. The revenue growth rates, working capital levels and reporting unit profit margins were based on management’s best estimate of future results.

As further noted in Notes 1, 4 and 5, during the quarter ended June 30, 2004, the Company announced its decision to close its Mt. Prospect facility and consolidate operations in New York. This restructuring and related impairment of property and equipment were considered triggering events under SFAS 142.  Accordingly, the Company conducted a goodwill impairment review as required under SFAS 142. The Company completed its assessment and concluded that an impairment had occurred and recorded a $1,243 goodwill impairment charge based upon a valuation of the reporting unit.  The valuation was prepared with the assistance of an independent valuation advisor using a discounted cash flow approach.  Significant assumptions used were similar to those used for the Bothell reporting unit valuation.

The changes in the carrying amount of goodwill, by segment, for the six months ended June 30, 2004 and the year ended December 31, 2003 is as follows:

	AMR	Organichem	Total
Balance as of January 1, 2004	$17,180	$24,876	$42,056
Goodwill acquired (1)	—	(745)	(745)
Impairment losses	(14,494)	—	(14,494)
Balance as of June 30, 2004	$2,686	$24,131	$26,817

(1) adjustment resulting from the reversal of a tax valuation allowance

	AMR	Organichem	Total
Balance as of January 1, 2003	$17,180	$—	$17,180
Goodwill acquired	—	24,876	24,876
Impairment losses	—	—	—
Balance as of December 31, 2003	$17,180	$24,876	$42,056

Note 7 - Defined Benefit and Postretirement Welfare Plan

Organichem previously provided retirement benefits under two non-contributory defined benefit plans and a non-contributory, unfunded post-retirement welfare plan. Future benefits under all three plans have been frozen.

Components of Net Periodic Benefit Cost

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003

Service Cost	$—	$141	$10	$15	$44	$283	$19	$30
Interest Cost	301	307	4	7	600	615	8	15
Expected return on plan assets	(283)	(239)	—	—	(565)	(478)	—
Amortization of prior service cost	—	—	—	—	—	—	—	—
Recognized net (gain) loss	2	—	—	—	3	—	—	1
Net Periodic benefit cost	$20	$209	$14	$22	$82	$420	$27	$46

Employer Contributions

The Company previously disclosed in its financial statement for the year ended December 31, 2003 that it expected to contribute $2,500 to its pension plan in 2004.  As of June 30, 2004, $1,013 in contributions have been made.  The Company continues to anticipate contributing the additional $1,487 to fund its pension plan in 2004.

Note 8 - Stock Purchase Warrants

In March 2004, the Company issued warrants to purchase up to 516 shares of the Company’s common stock, with exercise prices ranging from $30.24 to $35.24, to Bristol-Myers Squibb Company (BMS).  The warrants expire in September, 2009.  The issuance of these warrants results from a 2002 agreement whereby BMS transferred intellectual property to the Company, providing the Company with ownership of one of BMS’s preclinical drug candidates, along with patent applications covering attention deficit hyperactivity disorder (ADHD) and central nervous system indications. In connection with the agreement, in March 2004, the Company elected to retain ownership of the technology and all improvements made to date, resulting in the issuance of the warrants to BMS.  The issuance of these warrants satisfies all equity-related obligations to BMS and results in the Company’s full ownership of these preclinical drug candidates and related intellectual property.  Such warrants, which had a value of $3,053 on the date of issuance, were charged to research and development costs, with a corresponding credit to stockholders’ equity, during the three months ended March 31, 2004. The value of warrants issued was determined using the Black-Scholes option-pricing model with the following assumptions.

Expected Life (years)	5.5
Interest rate	2.73%
Volatility	62.00%
Dividend yield	—

Note 9 - Income Taxes

The Company’s 2004 effective tax rate is impacted by the impairment of certain nondeductible items related to the goodwill impairment charges it recorded in the second quarter of 2004.  Non-deductible impairment charges totaling $17.1 million were treated as infrequent discrete items in the preparation of the Company’s income tax provision for the three months ended June 30, 2004.  The differences between income tax expense and income taxes computed using a federal statutory rate of 35% for the three and six months ended June 30, 2004 and 2003, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Statutory tax rate	-35.0%	35.0%	-35.0%	35.0%

Increase (reduction) in tax rate resulting from:
Tax-free interest income	1.14%	-0.7%	0.29%	-0.9%
Goodwill and intangible asset impairment	26.61%	0.0%	32.82%	0.0%
State taxes, net of federal benefit	-0.88%	1.3%	0.23%	1.8%
Non-deductable Organichem purchase Accounting expenses	0.0%	0.7%	0.0%	0.9%
Extraterritorial income credit	0.97%	-1.1%	0.25%	-1.5%
Other, net	-0.51%	0.2%	0.40%	0.1%

	-7.67%	35.4%	-1.01%	35.4%

Note 10 – Operating Segment Data

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

The following table contains earnings data by operating segment, reconciled to consolidated totals included in the financial statements:

	Contract Revenue	Recurring Royalty Revenue	Operating (loss) income	Depreciation and Amortization
For the three months ended June 30, 2004
AMR	$12,383	$13,878	$(15,505)	$2,225
Organichem	15,735	—	4,098	1,441
Corporate	—	—	(11,179)	—
Total	$28,118	$13,878	$(22,586)	$3,666

For the three months ended June 30, 2003
AMR	$16,238	$15,200	$19,275	$1,877
Organichem	22,539	—	4,024	1,340
Corporate	—	—	(10,856)	—
Total	$38,777	$15,200	$12,443	$3,217

For the six months ended June 30, 2004
AMR	$26,449	$23,870	$(2,801)	$4,317
Organichem	32,483	—	7,340	2,877
Corporate	—	—	(22,980)	—
Total	$58,932	$23,870	$(18,441)	$7,194

For the six months ended June 30, 2003
AMR	$31,951	$26,300	$34,854	$3,622
Organichem	40,665		6,262	2,630
Corporate	—	—	(22,550)	—
Total	$72,616	$26,300	$18,566	$6,252

The following table summarizes other information by segment as of June 30, 2004:

	As of June 30, 2004
(in thousands)	AMR	Organichem	Total

Total assets	249,015	117,865	366,880
Goodwill included in total assets	2,686	24,131	26,817
Investments in unconsolidated affiliates	2,230	—	2,230
Capital expenditures	7,126	5,645	12,771

Note 11 – Financial Information by Customer Concentration and Geographic Area

Total contract revenue from AMR’s three largest customers represented approximately 16%, 12% and 6% of AMR’s total contract revenue for the three months ended June 30, 2004, and 19%, 13% and 7% of total contract revenue for the three months ended June 30, 2003. Total contract revenue from AMR’s three largest customers represented approximately 14%, 12% and 6% of AMR’s total contract revenue for the six months ended June 30, 2004, and 13%, 9% and 8% of total contract revenue for the six months ended June 30, 2003.  Total contract revenue from Organichem’s largest customer, Amersham Health PLC, represented 59% and 79% of Organichem’s total contract revenue for the three months ended June 30, 2004 and 2003, respectively.  Total contract revenue from Organichem’s largest customer represented 69% and 74% of Organichem’s total contract revenue for the six months ended June 30, 2004 and 2003, respectively.  Amersham Health PLC accounted for approximately 38% and 42% of the Company’s total contract revenue for the six months ended June 30, 2004 and 2003, respectively.

The Company’s total contract revenue for the three and six months ended June 30, 2004 and 2003 was recognized from customers in the following geographic regions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

United States	66%	47%	61%	49%
Europe	32%	50%	36%	48%
Other	2%	3%	3%	3%

Total	100%	100%	100%	100%

Note 12 – Comprehensive (Loss) Income

The Company is required to report comprehensive income and its components in accordance with the provisions of the Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income.”

The following table presents the components of the Company’s comprehensive (loss) income for the three and six months ended June 30, 2004 and 2003:

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net (loss) income	$(20,773)	$8,269	$(18,012)	$12,401

Other comprehensive loss:
Unrealized loss on available-for-sale securities, next of taxes	(324)	(85)	(367)	(214)
Unrealized gain (loss) on Interest Rate Swap, net of taxes	486	(656)	304	(656)
Total comprehensive (loss) income	$(20,611)	$7,528	$(18,075)	$11,531

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

AMR Technology, a subsidiary of  the Company, along with Aventis Pharmaceuticals Inc., the U.S. pharmaceutical business of Aventis S.A., are involved in legal proceedings with several companies seeking to market generic versions of Allegra.  Beginning in 2001, Barr Laboratories, Inc., Impax Laboratories, Inc., Mylan Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Dr. Reddy’s Laboratories, Ltd./Dr. Reddy’s Laboratories, Inc., Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., and Sandoz Inc. filed Abbreviated New Drug Applications (ANDAs) with the U.S. Food and Drug Administration, or FDA, to produce and market generic versions of Allegra products.

In response to the filings described above, beginning in 2001, Aventis Pharmaceuticals filed patent infringement lawsuits against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Dr. Reddy’s Laboratories, Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., and Sandoz.  Each of the lawsuits was filed in the U.S. District Court in New Jersey and alleges infringement of one or more patents owned by Aventis Pharmaceuticals.  Further, beginning in March 5, 2004, AMR Technology, along with Aventis Pharmaceuticals, filed suit in the U.S. District Court in New Jersey against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Dr. Reddy’s Laboratories, Amino Chemicals, Ltd., and Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., asserting infringement of two of our U.S. patents that are exclusively licensed to Aventis Pharmaceuticals relating to Allegra and Allegra-D products.

In the pending litigations, Aventis Pharmaceuticals and AMR Technology have entered into covenants not to sue the defendants under U.S. Patent No. 5,578,610, which patent has not been asserted in the litigation but which Aventis Pharmaceuticals exclusively licenses from us.  However, we and Aventis Pharmaceuticals have agreed that Aventis Pharmaceuticals will continue to pay royalties to us based on that patent under our original license agreement with Aventis Pharmaceuticals.  Under our arrangements with Aventis Pharmaceuticals, we will receive royalties until expiration of the underlying patents (2013 for U.S. Patent No. 5,578,610 and 2015 for U.S. Patent No. 5,750,703) unless the patents are earlier determined to be invalid.

Under applicable federal law, marketing of an FDA-approved generic version of Allegra may not commence until the earlier of a decision favorable to the generic challenger in the patent litigation or 30 months after the date the patent infringement lawsuit was filed. In general, the first generic filer is entitled to a 180-day marketing exclusivity period upon FDA approval.

Should the Company be unsuccesful in defending these patents we would experience a material decrease in operating cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our results of operations and financial condition should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the Notes thereto included within this report. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “intend,” “expect,” “anticipate,” “believe,” and “continue” or similar words.  The Company’s actual results may differ materially from such forward-looking statements as a result of numerous factors, some of which the Company may not be able to predict and may not be within the Company’s control.  Factors that could cause such differences include, but are not limited to, the Company’s ability to successfully relocate and consolidate its Mt. Prospect operations with its New York facility, the risk that the Company will not achieve the cost savings expected to result from the closure and relocation of its Mt. Prospect operations, the Company’s ability to recruit and retain experienced scientists, trends in pharmaceutical and biotechnology companies outsourcing chemical research and development, the loss of a significant customer, sales of Allegra (including any deviations in estimates provided by Aventis) and the Company’s receipt of significant royalties from the Allegra license agreement, the risk that Allegra may be approved for over-the-counter use, the over-the-counter sales of Claritan, the over-the-counter sale of generic alternatives for the treatment of allergies and the risk of new product introductions for the treatment of allergies, the Company’s and Aventis’ ability to successfully enforce their respective intellectual property, patent rights and technology, including with respect to the generic companies’ Abbreviated New Drug Application filings, the integration and operating risks associated with the Company’s acquisition of Organichem, the Company’s ability to successfully develop novel compounds and lead candidates in its collaborative arrangements, the Company’s ability to take advantage of proprietary technology and expand the scientific tools available to it, the ability of the Company’s strategic investments and acquisitions to perform as expected and goodwill impairment related to such investments and acquisitions, the Company’s ability to successfully complete its ongoing expansion projects on schedule, the Company’s ability to execute its business plan for compound and chemical screening libraries, and the Company’s ability to effectively manage its growth, as well as those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 15, 2004.  All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future.  References to “we,” “us,” and “our,” refers to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole.

Overview

We are a leading chemistry-based drug discovery and development company, focused on identifying and developing novel biologically active small molecules with applications in the prescription drug market. We engage in comprehensive chemistry research from lead discovery, optimization and development to commercial manufacturing and conduct cell and non-cell based high throughput screening on a variety of biological targets. We perform contract research services for many of the leading pharmaceutical and biotechnology companies and also conduct our own internal proprietary research and development to discover new therapeutically-active lead compounds with commercial potential. We anticipate that we would then license these compounds to third parties in return for up-front service fees and milestone payments as well as recurring royalty payments if these compounds are developed into new commercial drugs. In 1995, our proprietary research and development activities led to the development, patenting and licensing of a substantially pure form of, and a manufacturing process for, the active ingredient in the non-sedating antihistamine fexofenadine HCl marketed by Aventis S.A. as Allegra in the Americas and as Telfast elsewhere. In addition, certain of our discovery technology contracts provide for us to receive milestone and royalty payments for discoveries that lead to commercial products.

Our total revenue for the quarter ended June 30, 2004 was $42.0 million, including $28.1 million from our chemistry contract business, as compared to $54.0 million for the quarter ended June 30, 2003.  Contract revenue for the second quarter of 2004 decreased $10.7 million from $38.8 million in the second quarter of 2003.  The decline in contract revenue is primarily due to a shift in the annual delivery schedule for Organichem’s largest customer, continued off-shore competition, pricing pressures and reductions in chemistry spending by pharmaceutical and biotechnology companies.  Consolidated gross margin was (2.5%) for the quarter ended June 30, 2004 compared to 24.8% for the quarter ended June 30, 2003.  Gross profit margin for Organichem in the second quarter of 2004 was 26.0%, compared to 17.9% in the second quarter of 2003.  The improvement in Organichem’s gross margin is primarily attributable to cost reduction efforts implemented subsequent to AMRI’s acquisition of Organichem.  Gross margin at the AMR operating segment decreased to (38.8%) in the second quarter of 2004 compared to 34.5% for the same period in 2003, primarily due to the write-down in the carrying value of the Company’s natural product and chemical library inventories of $6.0 million, the fixed cost components of AMRI’s contract business on lower revenues, competitive pricing pressures and the $0.9 million increase in reserves for excess raw materials.

During the quarter ended June 30, 2004, we generated $2.3 million in cash from operations and spent $7.0 million in capital on our facilities and equipment, primarily related to the expansion of our manufacturing suites at Organichem.  As of June 30, 2004, we had $121.7 million in cash, cash equivalents and investments and $55.3 million in bank and other related debt.

The business environment for chemistry outsourcing continued to be challenging in the second quarter of 2004. Our customers remain under budgetary pressures and are currently spending a greater portion of their research and development dollars on later stage development projects. While overall pharmaceutical spending is projected to increase in 2004, in certain areas of our business there has been a significant increase in foreign competition that has substantially lower cost structures. The lower cost structures result from parts of the world where salaries are a fraction of what they are in industrialized countries. This trend has resulted in lost business and has brought pricing pressures in the U.S., impacting our ability to increase or maintain pricing on our customer contracts. We expect the increase in competition from lower cost locations, such as Asia and India, to continue.

We are currently assessing several strategies to establish operations in a lower-cost, off-shore environment.  We believe the ability to offer customers a choice of business models and cost structures to meet their drug discovery needs would be a competitive advantage.  We anticipate completing our assessment in the next several months.

Total contract revenue from Organichem’s largest customer, Amersham Health PLC, represented 59% and 79% of Organichem’s total contract revenue for the three months ended June 30, 2004 and 2003, respectively.  Total contract revenue from Organichem’s largest customer, Amersham Health PLC, represented 69% and 74% of Organichem’s total contract revenue for the six months ended June 30, 2004 and 2003, respectively.  Amersham Health PLC accounted for approximately 38% and 42% of our consolidated contract revenue for the six months ended June 30, 2004 and 2003, respectively.

Included in total revenue for the quarter ended June 30, 2004 was $13.9 million in Allegra royalties compared to $15.2 million for the quarter ended June 30, 2003.  The marketing of Claritin as an over-the-counter (OTC) drug, the subsequent marketing of generic alternatives to Claritin, and health maintenance organization (HMO) programs attempting to direct consumers towards OTC antihistamines, contributed to the 9% decline in royalties compared to the second quarter of 2003.

Mt. Prospect Restructuring and Impairments

We continue to control our costs and seek opportunities to improve overall operating margins.  As part of this process, on May 4, 2004 we announced our restructuring plan to consolidate operations by relocating our Mt. Prospect operations to our facilities in New York.  AMR’s proprietary biocatalysis technology platform, drug metabolism screening, research fermentation and chemical development technologies in Mt. Prospect will be relocated to New York and continue to be fully integrated with AMRI’s drug discovery and development technologies.  The consolidation of these technologies will result in the closure of the Mt. Prospect Research Center, which is anticipated to occur during the fourth quarter of 2004.  The consolidation was initiated as a result of a lack of anticipated growth in the Company’s chemical development services at the facility.  As a result of the restructuring, 33 employees were terminated and 25 employees will be relocating to facilities in New York.

During the second quarter of 2004 we incurred restructuring costs related to the Mt. Prospect Research Center restructuring totaling $0.4 million, primarily related to termination benefits. We expect to incur additional restructuring costs in the third and fourth quarter of 2004 of up to $0.7 million, comprised of $0.1 million of additional termination benefits and $0.6 million of asset disposal related costs.  During the second quarter of 2004 we also incurred $0.2 million in costs related to the relocation of employees from Mt. Prospect to Albany.  We expect to incur an additional $1.3 million in employee and equipment relocation costs in the third and fourth quarters of 2004.  We also recorded a $1.6 million impairment charge in the second quarter of 2004, in accordance with the provision of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).  This impairment charge was required to write-down the carrying value of the Mt. Prospect facility and related machinery and equipment to its estimated fair value.

Our decision to close the Mt. Prospect facility and consolidate operations in New York, along with the impairment charges recognized in connection with our assessment of the impairment of the Mt. Prospect property and equipment, were considered triggering events under SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142).  Accordingly, we conducted a goodwill impairment review as required under SFAS 142 as of June 30, 2004 and concluded that an impairment of the goodwill at the Mt. Prospect reporting unit had occurred as of that date. We recorded a $1.2 million goodwill impairment charge based upon a valuation of the reporting unit prepared by an independent valuation advisor using a discounted cash flow approach.

We are currently marketing the Mt. Prospect Research Center facility for sale.  Upon qualifying for held for sale treatment, the long-lived assets associated with Mt. Prospect will be segregated to a separate line item on the consolidated balance sheet until sold and depreciation expense will cease respective to those assets. We anticipate that as a result of this restructuring, we will experience annual expense savings up to $5.0 million starting in 2005 resulting from a reduction in facility and labor costs.

Bothell Library Inventory Write-Off and Asset Impairment

In connection with the preparation of our results of operations for the quarter ended June 30, 2004, we completed an in-depth review of the carrying value of our library inventories.  As previously disclosed, we made certain investments in 2003 which we believed would enhance our ability to market and sell our natural product libraries and achieve certain revenue targets. We also disclosed that if we were not able to successfully execute against our business plan within certain time constraints, including the achievement of revenue targets, or if market conditions were less favorable than those projected by management, we might be required to write-down the value of certain library assets and related goodwill and intangible assets. After investing in expanded marketing and sales efforts, we have not been able to achieve any sales or signed purchase commitments for our natural product libraries during the six months ended June 30, 2004, or through the date of the filing of this Form 10-Q.  As a result of our recent review, we recorded a reserve of $6.0 million to reduce the carrying value of our inventories.  The reduction in the carrying value of our library inventories reflects the less favorable market conditions than previously projected by management and an excess quantity and carrying value of inventory on hand compared to projected future sales revenue. We continue to monitor the carrying value of our remaining natural product and lead finding sample collections for impairment.  If we are unable to meet forecasted revenues related to those assets or if actual market conditions are less favorable than those projected, we may be required to write-down all or a portion of the remaining value of certain compound library assets (totaling $4.2 million at June 30, 2004), resulting in a charge to operations.

In connection with our reduction in carrying value of natural product inventories, we also performed an assessment of the carrying value of our microbial cultures and related technologies. The microbial cultures and related technologies are the starting materials and technology used in the development of the natural product libraries and therefore would be used to make incremental copies of the natural product libraries.  Based on our assessment, we concluded that the carrying value of the microbial cultures and related technologies was not recoverable, and accordingly recorded an impairment charge of $3.5 million representing the entire remaining carrying value of microbial cultures and related technologies.

We determined that the reduction in the carrying value of the Bothell library inventories was a triggering event under SFAS 144.  Based on the results of our SFAS 144 analysis,  we also recorded a $3.1 million reduction in the fair value of our property and equipment at Bothell based upon a valuation of these assets utilizing the assistance of an independent valuation advisor.

We determined that the write-down of the inventory, microbial cultures, and property and equipment at Bothell were triggering events under SFAS 142 and that the carrying value of our goodwill at the Bothell reporting unit may be impaired.  Accordingly, we conducted a goodwill impairment review as required under SFAS 142 as of June 30, 2004 and concluded that an impairment had occurred which resulted in a $13.3 million goodwill impairment charge.  In calculating the goodwill impairment charge, the fair value of the Bothell reporting unit was determined with the assistance of an independent valuation advisor using a discounted cash flow valuation approach.  Significant assumptions used in this analysis include (i) expected future revenue growth rates, reporting unit profit margins, and working capital levels, (ii) a discount rate, and (iii) a terminal value multiple. The revenue growth rates, working capital levels and reporting unit profit margins were based on management’s best estimate of future results.

Warrant Issuance

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

Strategy

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

In early 2003 we completed the full acquisition of Organichem. Organichem strategically positions us to offer high quality clinical trial and large scale cGMP production capabilities for our customers, as well as expertise in high potency and controlled drug substance manufacturing which provide higher profit margins. We have realized strategic benefits from Organichem by successfully transitioning several of our customer’s clinical supply manufacturing projects from our smaller scale chemistry laboratories into the facilities of Organichem. We will continue to seek opportunities to add services and technologies that add value to our customers. We are also evaluating opportunities to leverage our large-scale cGMP production facilities at Organichem, including identifying niche products to manufacture and sell as well as assessing complementary lines of business that support cGMP production.

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

We incorporate by reference the section “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Changes or modifications to the policies since December 31, 2003 are included below.

Inventory

Natural Product and Lead Finding Sample Collections

As part of our strategy to provide a comprehensive offering of natural product and chemical lead finding discovery services and technologies to our customers, we have acquired natural product sample collections and related assets and are producing novel compound libraries and chemical screening collections. The natural product sample collections were acquired in connection with the 2001 acquisition of New Chemical Entities.  We are capitalizing the cost of internally producing our novel compound and screening collections in our inventory. Initial costs to develop our novel compound libraries are categorized as research and development expense until such time it becomes probable that a saleable library can be successfully produced. As a result, costs for the design, research, and testing of libraries under development are expensed as incurred. Our research chemists review the results of analytical procedures to determine if the chemical reactions were completed as expected and the product purity and product yields are within required specifications. This “validation” process determines whether the chemistry is successful and if a saleable product will result. We capitalize costs of production to inventory once the validation process is completed and successful production is reasonably assured. If a core reaction is unsuccessful, the library template is abandoned and no further development takes place.

We launched our novel semi-exclusive compound library of approximately 30,000 compounds in 2002 on a semi-exclusive basis. We sold nine copies of this novel compound library in 2003 and 2004 and realized revenue of $2.1 million. We are currently preparing our second and third semi-exclusive library offering which we expect to market in late 2004. At June 30, 2004 the inventory value of our semi-exclusive libraries on our consolidated balance sheet was $1.9 million.

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

We anticipate completing our chemical screening library of approximately 125,000 diverse compounds in the fourth quarter of 2004.  We anticipate marketing this library as a stand-alone drug discovery service offering and as part of a larger discovery collaboration including target screening and other of our  service offerings. We also plan to utilize this library for internal research and development projects.  At June 30, 2004 the inventory value of our chemical screening library on our balance sheet was $2.0 million.

On a quarterly basis we evaluate the net realizable value of our inventories.  We write down inventories if the carrying value of the inventory is greater than its estimated net realizable value based upon assumptions about future demand and market conditions.

During the quarter ended June 30, 2004, we completed an in-depth review of the carrying value of our library inventories and recorded a reserve to write-down the carrying value of those inventories.  See Overview section for a discussion of the results of these analyses.

Valuation of Long-Lived Assets

We periodically review for continued appropriateness the carrying value of our long-lived assets.  This review is based on our projections of anticipated undiscounted future cash flows. If indicators of impairment are present, we would evaluate the undiscounted cash flows estimated to be generated by those assets compared to the carrying amount of those items. The net carrying value of assets not recoverable would be reduced to fair value. While we believe that our estimates of undiscounted future cash flows are reasonable, different assumptions regarding such cash flows and comparable sales values could materially affect our evaluations.  Indicators we consider important which could trigger an impairment review include, among others, the following:

•                  a significant change in the extent or manner in which a long-lived asset is being used;

•                  a significant change in the business climate that could affect the value of a long-lived asset; and

•                  a significant decrease in the market value of assets.

As a result of our decision to close our Mt. Prospect Research Center and write-down our library inventories in Bothell (both of which were considered triggering events), we reviewed the carrying amount of the respective long-lived assets compared to their fair value.  We recorded pre-tax noncash charges of $1.6 million and $3.1 million, respectively, related to the impairment of these long-lived assets. Fair value was established with the assistance of an independent valuation advisor.  See Overview section for a discussion of the results of these analyses.

Goodwill

We perform an annual assessment of the carrying value of our goodwill for potential impairment or on an interim basis if certain triggering events occur. A determination of impairment is made based upon the estimated future cash flows of the operations associated with goodwill. If goodwill is determined to be impaired in the future we would be required to record a charge to our results of operations. Factors we consider important which could result in an impairment include the following:

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

As a result of our decision to close our Mt. Prospect Research Center and the write-down of our library inventories (both of which were considered triggering events) and related long-lived assets, we performed a goodwill impairment analysis on the effected reporting units.  See Overview section for a discussion of the results of these analyses.  Our annual goodwill assessment is performed in the third quarter of each year and goodwill at our other reporting units will be assessed at that time.

We have $26.8 million of goodwill on our consolidated balance sheet as of June 30, 2004.  Approximately $24.1 million of this goodwill balance relates to the acquisition of Organichem.   This goodwill will be assessed during the third quarter for impairment.

If management’s expectations of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of our reporting units could change significantly. Such a change could result in additional goodwill impairment charges in future periods, which could have a significant impact on our consolidated financial statements.

Intangible Assets

Our intangible assets are amortized on a straight-line basis over fifteen to sixteen years. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. A determination of impairment is made based on estimates of future cash flows. If such assets are considered to be impaired the amount of the impairment would be based on the excess of the carrying value over the fair value of the assets.  Factors that could result in impairment include those listed under “Valuation of Long-Lived Assets” above.

During the quarter ended June 30, 2004, we wrote off the entire value of our microbial culture and related technology intangible assets as a result of the write-down of our natural products library inventory, which are created from our microbial cultures.  See Overview section for a discussion of the results of these analyses.

Results of Operations – Three Months and Six Months Ended June 30, 2004 Compared to Three Months and Six Months Ended June 30, 2003

Revenues

Total contract revenue

Contract revenue consists primarily of fees earned under contracts with our third party customers.  Our contract revenues for each of our AMR and Organichem segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003

AMR	$12,383	$16,238	$26,449	$31,951
Organichem	15,735	22,539	$32,483	$40,665
Total	$28,118	$38,777	$58,932	$72,616

AMR contract revenues for the quarter ended June 30, 2004, decreased $3.8 million to $12.4 million as compared to $16.2 million for the same quarter in the prior year.  The decrease is primarily due to continued offshore competition, pricing pressures and reductions in chemistry spending by pharmaceutical and biotechnology companies.  We see this negative trend continuing, at least for the short term.  Organichem contract revenues for the second quarter of 2004 were $15.7 million, a decrease of $6.8 million compared to contract revenue of $22.5 million during the second quarter of 2003.  Organichem’s contract revenue decreased primarily due to a shift in the annual delivery schedule for their largest customer.  During the second quarter of 2004, sales to Organichem’s largest customer were $9.2 million, compared to $18.1 million for the comparable period in 2003, a 49% decrease. For the six months ended June 30, 2004, AMR contract revenue has decreased 17%, primarily attributable to continued offshore competition, pricing pressures and reductions in chemistry spending by pharmaceutical and biotechnology companies.  Organichem contract revenues for the six months ended June 30, 2004 decreased 20% due to a shift in the annual delivery schedule for their largest customer.  We anticipate Organichem contract revenue from its largest customer for the full year 2004 to decline by approximately $4.0 million or 8% from the full year 2003

Recurring royalty revenue

We earn royalties under our licensing agreement with Aventis S.A. for the active ingredient in Allegra/Telfast.  Royalties were as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2004	2003	2004	2003
(in thousands)
$13,878	$15,200	$23,870	$26,300

The 9% decrease in royalty revenue for the three and six months ended June 30, 2004, respectively, was attributable to decreased sales of Allegra by Aventis due to the sale of Claritin and other generic alternatives to Claritin as OTC drugs.

Costs and Expenses

Cost of contract revenue

Our cost of contract revenue, from which we derive gross profit from contract revenue, consists primarily of compensation and associated fringe benefits for employees, chemicals, depreciation and other indirect project related costs.  Cost of contract revenue for our AMR and Organichem segments were as follows;

Segment	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003

AMR	$17,190	$10,643	$27,546	$20,767
Organichem	11,637	18,515	25,143	34,403
Total	$28,827	$29,158	$52,689	$55,170

AMR Gross Margin	(39)%	35%	(4)%	35%
Organichem Gross Margin	26%	18%	23%	15%
Total Gross Margin	(3)%	25%	11%	24%

AMR had a negative contract revenue gross margin of (39%) and (4%) for the three and six months ended June 30, 2004, respectively, compared to positive gross margin of 35% for the same periods in 2003.  The decline in gross margin largely resulted from the reduction in carrying value of our natural product and chemical library inventories by $6.0 million during the quarter ended June 30, 2004, as well as the decline in contract revenues, and the fixed cost components of AMR’s contract business.  In addition, we recorded $0.9 million in additional raw material inventory reserves in the second quarter of 2004.  Organichem’s contract revenue gross margin increased to 26% and 23% for the three and six months ended June 30, 2004 compared to 18% and 15% for the same periods in 2003.  The increase was due to product mix as well as cost reduction efforts implemented subsequent to our acquisition of Organichem in 2003.

Technology incentive award

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

Three Months Ended June 30,		Six Months Ended June 30,
2004	2003	2004	2003
(in thousands)

$1,387	$1,520	$2,385	$2,630

The decrease was attributed to decreased Allegra royalties for 2004 as compared to 2003.

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

Three Months Ended June 30,		Six Months Ended June 30,
2004	2003	2004	2003
(in thousands)

$5,368	$5,552	$13,248	$11,117

The slight decrease in R&D spending during the three months ended June 30, 2004 is attributable to lower costs incurred on our internal research programs.  We continue to further develop the technologies we own in the central nervous system, bioscience and natural product drug discovery areas.   We expect our research and development costs to remain at these levels for the remainder of 2004.  R&D expenses for the six months ended June 30, 2004 includes $3.1 million in expenses recorded for the issuance of warrants to BMS relating to intellectual property transferred to us, partially offset by reduced expenditures on internal research programs.

Selling, general and administrative

Selling, general and administrative expenses consists of compensation and related fringe benefits for marketing and administrative employees, professional service fees, marketing costs and all costs related to facilities and information services.  Selling, general and administrative expenses were as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2004	2003	2004	2003
(in thousands)

$5,811	$5,304	$9,732	$11,433

The increase in selling, general and administrative expenses for the second quarter of 2004 is attributable to approximately $0.8 million in professional fees related to our Sarbanes Oxley compliance initiatives and other accounting and valuation services, and $0.3 million of employee relocation costs related to the closure of our Mt. Prospect facility.  We expect to incur up to $1.3 million in additional relocation costs in the third and fourth quarter of 2004 related to the Mt. Prospect restructuring – see Overview.  We also expect to continue to incur increased consulting costs related to our Sarbanes Oxley compliance initiatives over the next several quarters.  The decrease in selling, general and administrative expenses for the six months ended June 30, 2004 is primarily attributable to decrease in bad debt expense of $0.4 million, decreased recruiting costs of $0.5 million and cost saving synergies from the acquisition of Organichem.

Impairment and Restructuring Charges

As of June 30, 2004 we completed an in-depth review of the carrying value of all of our natural product and chemical compound library inventories. As a result of this review, which was based on expected future revenues, it was determined that a significant write-down in the carrying value of library inventories was required. The reduction in the carrying value of the library inventories reflects the less favorable market conditions than previously projected.

The write-down of library inventories triggered an assessment of the recoverability of certain other related long-lived assets and goodwill within the Bothell reporting unit, including the goodwill and intangibles which resulted from the 2001 acquisition of New Chemical Entities (NCE), in accordance with the provisions of SFAS 144 and SFAS 142. Based on our review, we determined that an impairment of certain related goodwill and long-lived assets had occurred.

In addition, we initiated a restructuring which will result in the closure of our Mt. Prospect Research Center and the consolidation of Mt. Prospect’s operations in our New York facilities. The restructuring triggered an assessment of the carrying value of the Mt. Prospect Research Center property and equipment and related goodwill. Based on its review, and in accordance with the provisions of SFAS 144 and SFAS 142, we determined that an impairment of certain related goodwill and property and equipment had occurred.  Further, during the second quarter we incurred restructuring costs related to the Mt. Prospect restructuring.

Based on the foregoing, during the quarter ended June 30, 2004, the Company recorded non-cash pre-tax charges and incurred restructuring costs related to its Bothell and Mt. Prospect businesses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003

Property and equipment impairment	$4,728	$—	$4,728	$—
Goodwill impairment	14,494	—	14,494	—
Intangible asset impairment	3,541	—	3,541	—
Restructuring charge	426	—	426	—

See Overview section for a more detailed discussion.

Property & Equipment Impairment

The $4.7 million property and equipment impairment charge recorded in the second quarter of 2004 relates to two impairment analyses performed as a result of certain triggering events.  A $1.6 million property and equipment impairment charge was recorded due to our Mt. Prospect Research Center facility closure.  During the quarter ended June 30, 2004, we announced the closure of the Mt. Prospect facility.  It was determined that the carrying value of the assets was in excess of the fair value of the asset group and we recorded a write-down of $1.6 million. Additionally, a $3.1 million property and equipment impairment charge was recorded due to an impairment analysis that was performed as a result of the reduction in the carrying value of the library inventories at our Bothell Research Center.  As a result of the impairment analysis, it was determined that the carrying value of the assets was in excess of the fair value of the asset group and we recorded a write-down of $3.1 million. The revised carrying value of the assets is being depreciated over the average remaining life of the primary assets of the group.

Goodwill Impairment

As a result of the reduction in carrying value of our natural product libraries and related long-lived assets at our Bothell reporting unit and the announced closure of our Mt. Prospect reporting unit, we performed goodwill impairment analyses on each of these reporting units as of June 30, 2004.  As a result of these analyses, we recorded a $13.3 million goodwill impairment charge related to our Bothell reporting unit and a $1.2 million impairment charge related to our Mt. Prospect reporting unit. In calculating the goodwill impairment charges, the fair value of the reporting units was determined with assistance from an independent valuation advisor.  The valuations were based upon a discounted cash flow approach.  Significant assumptions used in the analysis include (i) expected future revenue growth rates, reporting unit profit margins, and working capital levels, (ii) a discount rate, and (iii) a terminal value multiple. The revenue growth rates, working capital levels and reporting unit profit margins were based on management’s best estimate of future results.

Intangible Asset Impairment

As a result of our reduction in the quarter ending June 30, 2004 of the carrying value of our natural product libraries, we also performed an assessment of the carrying value of our microbial cultures and related technologies, which are the starting materials and technology used in the development of the natural product libraries.  Based on our assessment, we concluded that the carrying value of the microbial cultures and related technologies was not recoverable, and accordingly recorded an impairment charge of $3.5 million representing the entire remaining carrying value of microbial cultures and related technologies.

See Overview section for a more detailed discussion.

Restructuring

On May 4, 2004 we announced our plan to consolidate operations by relocating our Mt. Prospect facility operations to our facilities in New York.  During the second quarter of 2004 we incurred restructuring costs totaling $0.4 million, consisting primarily of termination benefits.  We expect to incur additional restructuring costs, including termination benefits and asset disposal costs, in the third and fourth quarter of 2004 totaling up to $0.7 million.

Interest income (expense), net

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Interest Expense	$(385)	$(353)	$(724)	$(823)
Interest Income	527	707	1,026	1,383
Interest income, net	$142	$354	$302	$560

Interest expense for the second quarter and first half of 2004 was consistent with interest expense for the same periods in 2003.

The decrease in interest income was primarily due to a 50 basis point decrease in our average return rate in the second quarter of 2004 compared to 2003 due to the maturity of higher rate bonds within our portfolio.

Income tax expense (benefit).

Three Months Ended June 30,		Six Months Ended June 30,
2004	2003	2004	2003
(in thousands)

$(1,670)	$4,551	$(183)	$6,826

Our income tax expense (benefit) for the quarter ended June 30, 2004, reflects the goodwill and intangible asset impairment charges as non-deductible tax items.  Excluding these items from income before income taxes, results in an effective tax rate of 31.03% for the quarter ended June 30, 2004 as compared to 35.5% for the same period in 2003.  The reduction in the effective rate resulted primarily from the impact the revised projected annual results have in relationship to the projected annual permanent differences.  We expect our effective tax rate, excluding these non-deductible items, to be approximately 25% for the full year.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities.  During the first six months of 2004, we generated cash of $12.0 million from operating activities.

During the first six months of 2004, we used $0.8 million for investing activities, resulting from $12.0 million from the maturity of investment securities and the use of $12.8 million for the acquisition of property and equipment.  During the first six months of 2004, we used $1.6 million for financing activities, consisting of $2.4 million in long-term debt repayments, offset by $0.8 million provided by stock option and stock purchase plan exercises.

Working capital was $169.1 million at June 30, 2004 as compared to $173.6 million as of December 31, 2003.  The primary source of the increase was reduction in vendor payables due to timing of payments.  During 2004, we anticipate making $2.5 million in defined benefit pension plan contributions, $1.0 million of which was paid in the first two quarters of 2004.  There have been no significant changes in future maturities on our long term debt since December 31, 2003.

We entered into a credit facility consisting of $30.0 million term loan and $35.0 million line of credit to fund the acquisition of Organichem during 2003.  The term loan matures in February, 2008.  As of June 30, 2004, the interest rate on $16.4 million of the outstanding term loan balance was 4.37% and the interest rate on the remaining $8.2 million was 2.11%.  The line of credit expires in February 2006 and bears interest at a variable rate based on the Company’s leverage ratio.  As of June 30, 2004, the outstanding balance of the line of credit was $25.5 million and the interest rate was 2.09%.  The credit facility contains certain financial covenants, including a maximum leverage ratio, a minimum required operating cash flow coverage ratio, a minimum earnings before interest and taxes to interest ratio and a minimum current ratio.  Other covenants include limits on asset disposals and the payment of dividends.  As of June 30, 2004 we were in compliance with all covenants under the credit facility.

The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” under Item 7 of our 2003 Form 10-K. Excluding the repayment of $2.4 million outstanding under our credit facility, as described above, there have been no material changes to our contractual obligations since December 31, 2003.

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

The recurring royalties we receive on the sales of Allegra/Telfast have historically provided a material portion of our operating cash flows.  As discussed in Part II, Item I of this Form 10-Q, several generic manufacturers have filed ANDA applications with the FDA seeking authorization to produce and market a generic version of Allegra.  We and Aventis Pharmaceuticals have filed several patent infringement suits against these generic companies alleging infringement of certain U.S. patents.  Should we or Aventis be unsuccessful in defending these patents we would experience a material decrease in operating cash flows.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There are no material changes in market risks since our annual report on Form 10-K for the year ended December 31, 2003.

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

As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules adopted by the Securities and Exchange Commission (collectively, the “Section 404 requirements”), the Company will be required to include in its Annual Report on Form 10-K for the year ending December 31, 2004, a report on management’s assessment of the effectiveness of the Company’s internal controls over financial reporting.  The Company’s independent auditor will also be required to attest to and report on management’s assessment.  While the Company has been and continues to prepare for the Section 404 requirements, a significant amount of work remains and there can be no assurance that the Company will be able to complete management’s assessment by the December 31, 2004 deadline or that the Company’s independent auditor will be able to complete the testing necessary to attest to management’s assessment.  Further, there can be no assurance that, if completed, management’s assessment and the auditor’s attestation will not report any material weaknesses in the Company’s internal controls over financial reporting.

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

AMR Technology, a subsidiary of  the Company, along with Aventis Pharmaceuticals Inc., the U.S. pharmaceutical business of Aventis S.A., are involved in legal proceedings with several companies seeking to market generic versions of Allegra.  Beginning in 2001, Barr Laboratories, Inc., Impax Laboratories, Inc., Mylan Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Dr. Reddy’s Laboratories, Ltd./Dr. Reddy’s Laboratories, Inc., Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., and Sandoz Inc. filed Abbreviated New Drug Applications (ANDAs) with the U.S. Food and Drug Administration, or FDA, to produce and market generic versions of Allegra products.

In response to the filings described above, beginning in 2001, Aventis Pharmaceuticals filed patent infringement lawsuits against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Dr. Reddy’s Laboratories, Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., and Sandoz.  Each of the lawsuits was filed in the U.S. District Court in New Jersey and alleges infringement of one or more patents owned by Aventis Pharmaceuticals.  Further, beginning in March 5, 2004, AMR Technology, along with Aventis Pharmaceuticals, filed suit in the U.S. District Court in New Jersey against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Dr. Reddy’s Laboratories, Amino Chemicals, Ltd., and Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., asserting infringement of two of our U.S. patents that are exclusively licensed to Aventis Pharmaceuticals relating to Allegra and Allegra-D products.

In the pending litigations, Aventis Pharmaceuticals and AMR Technology have entered into covenants not to sue the defendants under U.S. Patent No. 5,578,610, which patent has not been asserted in the litigation but which Aventis Pharmaceuticals exclusively licenses from us.  However, we and Aventis Pharmaceuticals have agreed that Aventis Pharmaceuticals will continue to pay royalties to us based on that patent under our original license agreement with Aventis Pharmaceuticals.  Under our arrangements with Aventis Pharmaceuticals, we will receive royalties until expiration of the underlying patents (2013 for U.S. Patent No. 5,578,610 and 2015 for U.S. Patent No. 5,750,703) unless the patents are earlier determined to be invalid.

Under applicable federal law, marketing of an FDA-approved generic version of Allegra may not commence until the earlier of a decision favorable to the generic challenger in the patent litigation or 30 months after the date the patent infringement lawsuit was filed. In general, the first generic filer is entitled to a 180-day marketing exclusivity period upon FDA approval.

Item 4.                         Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders (the “Annual Meeting”) on May 19, 2004.  At the Annual Meeting, stockholders of the Company voted to elect Thomas E. D’Ambra, and Anthony P. Tartaglia, to serve as Class II Directors of the Company for three-year terms, such terms to continue until the annual meeting of stockholders in 2007 and until their respective successors are duly elected and qualified.  The votes cast for, and withheld from, the election of the aforementioned Directors are listed below:

	For	Withheld

Thomas E. D’Ambra	28,858,613	865,044

Anthony P. Tartaglia	29,073,822	649,835

The following individuals continued as directors following the meeting: Paul S. Anderson, Frank W. Haydu III, Donald E. Kuhla, Kevin O’Connor and Arthur J. Roth.

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

(b)                     Reports on Form 8-K.

On May 4, 2004, Albany Molecular Research, Inc. furnished a current report of Form 8-K reporting under Item 12 that the Company issued a press release announcing its financial results for the quarter ended March 31, 2004 and furnished the press release as an exhibit.

On August 6, 2004, Albany Molecular Research, Inc. furnished a current report of Form 8-K reporting under Item 12 that the Company issued a press release announcing a delay in the release of its financial results for the second quarter of 2004 and furnished the press release as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALBANY MOLECULAR RESEARCH, INC.

Date: August 13, 2004	By:	/s/ Thomas E. D’Ambra, Ph.D.
Thomas E. D’Ambra, Ph.D.
Chairman of the Board, President and Chief Executive
Officer

Date: August 13, 2004	By:	/s/ David P. Waldek

David P. Waldek

Chief Financial Officer, Treasurer and Secretary