Form 10-K/A
period 2003-12-31
ALBANY MOLECULAR RESEARCH INC
filed 2004-11-08
CIK 1065087

Use these links to rapidly review the document
ALBANY MOLECULAR RESEARCH, INC. INDEX TO ANNUAL REPORT ON FORM 10-K/A
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS ALBANY MOLECULAR RESEARCH, INC.
PART III

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(  ) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15( ) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15( ) OF THE SECURITIES EXCHANGE ACT OF 1934
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

ALBANY MOLECULAR RESEARCH, INC.
INDEX TO
ANNUAL REPORT ON FORM 10-K/A

Explanatory Note

        This Amendment No. 1 to the Annual Report on Form 10-K of Albany Molecular Research, Inc. (the "Company") for the year ended December 31, 2003 (the "Original Form 10-K") amends our Annual Report on Form 10-K for the year ended December 31, 2003, as filed on March 15, 2004 to reflect the restatement of our financial statements for the years ended December 31, 2001 through 2003. Included herein are restated consolidated balance sheets as of December 31, 2003 and 2002, restated consolidated statements of income, stockholders equity and comprehensive income and cash flows for the three years ended December 31, 2003 and restated financial data for the three years ended December 31, 2003. The Company has filed this amendment to 1) properly recognize premium and discount amortization on certain debt securities as required by FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as fully outlined in Note 22 to the Company's Consolidated Financial Statements and 2) revise Part II—Item 9A—Controls and Procedures. Although we have revised Item 6—Selected Financial Data, Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 8—Financial Statements and Supplementary Data, Item 9A—Controls and Procedures and Item 15—Exhibits, Financial Statement Schedules and Reports on Form 8-K from the Original Form 10-K to give effect to these matters, other information contained herein has not been updated.

        This Form 10-K/A, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements may be identified by forward-looking words such as "may," "could," "should," "would," "will," "intend," "expect," "anticipate," "believe," and "continue" or similar words. The Company's actual results may differ materially from such forward-looking statements as a result of numerous factors, some of which the Company may not be able to predict and may not be within the Company's control. Factors that could cause such differences include, but are not limited to, trends in pharmaceutical and biotechnology companies outsourcing chemical research and development, the loss of a significant customer, sales of Allegra (including any deviations in estimates provided by Aventis) and the Company's receipt of significant royalties from the Allegra license agreement, the risk that Allegra may be approved for over-the-counter use and Claritin's approval for over-the-counter use, the Company's and Aventis' ability to successfully enforce their respective intellectual property, patent rights and technology, including with respect to the generic companies' Abbreviated New Drug Application filings, the integration and operating risks associated with the Company's acquisition of Organichem, the Company's ability to successfully develop novel compounds and lead candidates in its collaborative arrangements, the Company's ability to take advantage of proprietary technology and expand the scientific tools available to it, the ability of the Company's strategic investments and acquisitions to perform as expected and any goodwill impairment related to such investments and acquisitions, the Company's ability to successfully complete its ongoing expansion projects on schedule, the Company's ability to execute its business plan for compound and chemical screening sample collections, and the Company's ability to effectively manage its growth. All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future. References to "we," "us," and "our," refers to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers should review carefully the risks and uncertainties identified below under the caption "Risk Factors and Certain Factors Affecting Forward-Looking Statements" and elsewhere in this 10-K/A. We do not undertake any obligation to update our forward-looking statements, except as required by applicable law.

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

Internet Website

        We maintain a website on the World Wide Web at www.albmolecular.com. We make available, free of charge, on our website our annual report on Form 10-K/A, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonable practicable after such reports are electronically filed with, or furnished to, the SEC. Our report filed with, or furnished to, the SEC are also available at the SEC's website at www.sec.gov.

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

        Aventis is taking the lead in preparing and executing a strategy to defend and enforce the intellectual property rights that exist with respect to Allegra. In the U.S., Aventis holds multiple methods of use, formulation, process and composition patents with respect to Allegra. Under our arrangements with Aventis, we will receive royalties until expiration of its underlying patents (between 2013 and 2015) or until they are earlier determined to be invalid. See "Risk Factors And Certain Factors Affecting Forward-Looking Statements—The royalties we earn on Allegra may decrease."

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

        (d)   Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

        None.

        (e)   Equity Compensation Plan Information—The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2003:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	2,854	$20.10	1,091
Equity compensation plans not approved by security holders	—	—	—
Total	2,854	$20.10	1,091

(1)
Consists of the Stock Option Plan and the Employee Stock Purchase Plan (ESPP). Does not include purchase rights accruing under the ESPP because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period. Includes shares available for future issuance under the ESPP and Stock Option Plan.

ITEM 6. SELECTED FINANCIAL DATA.

	As of and for the Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
	(restated)	(restated)	(restated)
Consolidated Statements of Income Data:
Contract revenue	$144,667	$71,688	$60,334	$39,874	$23,384
Recurring royalties	51,682	51,139	41,675	29,226	21,444

Total revenue	196,349	122,827	102,009	69,100	44,828

Cost of contract revenue	101,753	41,313	34,946	23,356	13,848
Technology incentive award	5,183	5,107	4,165	2,921	2,132
Research and development	22,466	7,096	4,290	2,435	1,827
Selling, general and administrative	20,318	12,897	12,194	7,966	6,873

Total operating expenses	149,720	66,413	55,595	36,678	24,680

Income from operations	46,629	56,414	46,414	32,422	20,148

Other income (expense):
Equity in income (loss) of unconsolidated affiliates	(372)	2,795	1,130	552	(98)
Interest income, net	785	3,108	6,650	4,521	2,000
Minority interest in consolidated subsidiaries	133	—	—	—	—
Other income (expense), net	403	93	127	187	(81)

Total other income, net	949	5,996	7,907	5,260	1,821

Income before income tax expense	47,578	62,410	54,321	37,682	21,969
Income tax expense	16,714	22,686	19,707	14,089	8,195

Net income	$30,864	$39,724	$34,614	$23,593	$13,774

Basic earnings per share	$0.97	$1.22	$1.05	$0.78	$0.51

Diluted earnings per share	$0.95	$1.19	$1.01	$0.74	$0.46

Weighted average common shares outstanding, basic	31,880	32,632	33,065	30,363	27,132
Weighted average common shares outstanding, diluted	32,366	33,309	34,154	32,063	29,634
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$124,628	$129,537	$135,865	$152,024	$23,845
Property and equipment, net	146,639	72,518	59,756	30,914	15,879
Working capital	173,596	163,133	155,276	161,335	34,432
Total assets	392,631	302,736	284,059	238,566	88,242
Long-term debt, less current maturities	53,129	5,281	5,930	120	168
Total stockholders' equity	301,935	282,147	263,761	228,533	82,920
Other Consolidated Data:
Capital expenditures	$30,554	$17,387	$21,155	$16,525	$2,721

Note—The Company's December 31, 2003, 2002 and 2001 financial statements have been restated as further described in Note 22 of the accompanying Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion of the results of our operations and financial condition should be read in conjunction with the accompanying Consolidated Financial Statements and the Notes thereto included within this report.

Restatement

        The 2001, 2002 and 2003 consolidated financial statements of the Company have been restated to properly recognize premium and discount amortization on debt securities as required by FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", as more fully outlined in Note 22 to the Company's Consolidated Financial Statements.

        In October 2004, management of the Company identified that the accounting principles as set forth in SFAS 115, regarding amortization of premiums and discounts paid on bonds, had not been properly applied in prior periods to certain of its debt investments. During a review of the Company's accounting for bond investments, the Company identified an accounting error that had resulted in the overstatement of interest income since 2001. This error resulted in a cumulative overstatement of interest income of $931,000 and a corresponding overstatement of stockholders' equity of $349,000 from 2001 through December 31, 2003. The cumulative impact of this error as of December 31, 2003, including the related income tax effect, resulted in a $582,000 understatement of accumulated other comprehensive income, a $349,000 understatement of deferred income tax liability, and a $931,000 overstatement of retained earnings.

        Although the Company believes the impact of the error is not material to any previously issued financial statements, management, after consultation with the Audit Committee of the Company's Board of Directors, determined that the impact of the cumulative adjustment would be significant to operating results in 2004. As a result, on November 3, 2004, the Audit Committee concluded that the Company's financial statements for the fiscal years ended December 31, 2003, 2002 and 2001 should no longer be relied upon and should be restated. The restatement will not impact the Company's previously reported cash and cash equivalents or investment securities available for sale.

        On November 3, 2004, the Company's management and Audit Committee discussed the matters described above with the Company's independent registered public accounting firm, PricewaterhouseCoopers ("PwC"). PwC informed the Audit Committee that it concurs with the conclusions of management and the Audit Committee described above.

        The Company's decision to restate previously issued financial statements was based on the impact of a cumulative correction on the 2004 financial statements rather than the impact on any previously issued financial statement.

        The effect of these errors is detailed, by reporting period, below.

	December 31, 2003		December 31, 2002		December 31, 2001
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
	(In thousands, except per share amounts)
Balance Sheet:
Deferred income taxes	11,860	12,209	5,128	5,348
Total liabilities	90,347	90,696	20,369	20,589
Retained earnings	155,438	154,507	124,250	123,643
Accumulated other comprehensive loss, net	(685)	(103)	(1,180)	(793)
Total stockholders' equity	302,284	301,935	282,367	282,147
Statement of Income:
Interest income	2,555	2,231	4,103	3,276	6,659	6,879
Income before provision for income taxes	47,902	47,578	63,237	62,410	54,101	54,321
Net income	31,188	30,864	40,551	39,724	34,394	34,614
Earnings per common share:
Basic	$0.98	$0.97	$1.24	$1.22	$1.04	$1.05
Diluted	$0.96	$0.95	$1.22	$1.19	$1.01	$1.01

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

        Our total revenue for 2003 was $196.3 million, including $144.7 million from our chemistry contract business and $51.7 million revenue from our royalties on sales of Allegra. During 2003 we performed work for more than 150 customers, including 40 new customers. We earned $30.9 million in net income in 2003, generated $46.3 million in cash from operations and spent $30.6 million in capital on our facilities and equipment, primarily related to the construction of our high throughput screening laboratories, the expansion of our manufacturing suites at Organichem and the construction of our new corporate headquarters. We also spent $13.5 million during 2003 to repurchase 959,032 shares of our common stock. As of December 31, 2003, we had $124.6 million in cash, cash equivalents and investments and $57.6 million in bank and other related debt, carrying a blended interest rate of approximately 3.0%.

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

        Interest income.    Interest income decreased 32% to $2.2 million for the year ended December 31, 2003 from $3.3 million for 2002. Interest income decreased 52% to $3.3 million for the year ended December 31, 2002 from $6.9 million for 2001. The decreases were the result of the lower interest rate environment on the Company's municipal and government bond portfolio in both years.

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

        The recurring royalties we receive on the sales of Allegra/Telfast have historically provided a material portion of our operating cash flows, representing 65% of our operating cash flows in 2003. As discussed in Part I, Item III of this Form 10-K/A, several generic manufacturers have filed ANDA applications with the FDA seeking authorization to produce and market a generic version of Allegra. We and Aventis Pharmaceuticals have filed several patent infringement suits against these generic companies alleging infringement of certain U.S. patents. The previously-set trial date of September 2004 is no longer in effect and no new trial date has been scheduled. Should we or Aventis be unsuccessful in defending these patents we would experience a material decrease in operating cash flows.

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

RISK FACTORS AND CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

        The following factors should be considered carefully in addition to the other information in this Form 10-K/A. Except as mentioned under "Quantitative and Qualitative Disclosure About Market Risk" and except for the historical information contained herein, the discussion contained in this Form 10-K/A contains "forward-looking statements," within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, that involve risks and uncertainties. Our actual results could differ materially from those discussed in this Form 10-K/A. Important factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere herein.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Financial statements and notes thereto appear on pages F-1 to F-43 of this Form 10-K/A Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003. Based on this evaluation, the Company's chief executive officer and chief financial officer had originally concluded that, as of December 31, 2003, the Company's disclosure controls and procedures were (1) designed to ensure that the material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. Subsequent to filing the Original Form 10-K, and in connection with the review of our financial statements for the third quarter of 2004, the Company identified an accounting error related to the amortization of premiums and discounts on certain bond investments. As a result, the Company's chief executive officer and chief financial officer determined that a material weakness existed in the design of the Company's disclosure controls and procedures, and accordingly, that the Company's disclosure controls and procedures were not effective as of December 31, 2003. Approximately $931,000 of amortization on bond premiums was not appropriately recorded during the three year period ended December 31, 2003. No procedure was in place to insure that the bond amortization was properly recorded by the Company and included in its consolidated statements of income. Additionally, a reconciliation of the Company's accumulated other comprehensive income to the general ledger balance was not being performed during this period. The lack of such preventative and detective controls allowed this accounting error to occur and escape detection.

        On November 3, 2004, the Company's Audit Committee held a meeting with management and PricewaterhouseCoopers to discuss the issue. The Company's Audit Committee and management concluded that the Company's financial statements for the fiscal years ended December 31, 2003, 2002 and 2001 should be restated. See Note 22 to consolidated financial statements.

        The Company has corrected the identified weaknesses in the Company's disclosure controls and procedures that led to the above errors by taking the following steps: (a) requiring that a review of bond investment accounting be performed by additional accounting personnel; and (b) requiring that a reconciliation of general ledger accounts with the calculation of accumulated other comprehensive income be performed by the accounting department and reviewed by an appropriate supervisor. After the need for a restatement of the Company's previously issued financial statements was determined, an evaluation was performed of the effectiveness of the design and operation of the Company's disclosure controls and procedures by senior management. Based on that evaluation, the Company's management, including our chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective as of November 8, 2004.

        Changes in internal controls over financial reporting.    Other than the procedures and controls identified above, no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(2)
Financial Statement Schedules

        The following financial schedule of Albany Molecular Research, Inc. is included in this annual report on Form 10-K/A.

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

  (c)
  Exhibits.

        The Company hereby files as part of this Annual Report on Form 10-K/A the Exhibits listed in the attached Exhibit Index on pages 30 through 31 of this Annual Report.

  (d)
  Financial Statement Schedules.

        The Company hereby files as part of this Annual Report on Form 10-K/A the financial statement schedule listed in Item 15(a)(2) set forth above.

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

Dated: November 8, 2004	ALBANY MOLECULAR RESEARCH, INC.
	By:	/s/ THOMAS E. D'AMBRA, PH.D. Thomas E. D'Ambra, Ph.D. Chairman of the Board, President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS E. D'AMBRA, PH.D. Thomas E. D'Ambra, Ph.D.	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	November 8, 2004
/s/ DAVID P. WALDEK
David P. Waldek	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	November 8, 2004
/s/ PAUL S. ANDERSON, PH.D.
Paul S. Anderson, Ph.D.	Director	November 8, 2004
/s/ FRANK W. HAYDU, III
Frank W. Haydu, III	Director	November 8, 2004
/s/ DONALD E. KUHLA, PH.D.
Donald E. Kuhla, Ph.D.	Director	November 8, 2004
/s/ KEVIN O'CONNOR
Kevin O'Connor	Director	November 8, 2004
/s/ ARTHUR J. ROTH
Arthur J. Roth	Director	November 8, 2004
/s/ ANTHONY P. TARTAGLIA, M.D.
Anthony P. Tartaglia, M.D.	Director	November 8, 2004

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ALBANY MOLECULAR RESEARCH, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Albany Molecular Research, Inc.

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Albany Molecular Research, Inc. and its subsidiaries at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 20 to the consolidated financial statements, on January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

        As discussed in Note 22 to the consolidated financial statements, the Company has restated its financial statements for the years ended December 31, 2003, 2002 and 2001 to properly record premium and discount amortization on debt securities.

/s/ PricewaterhouseCoopers LLP

Albany, New York
February 9, 2004, except for Note 22, as to which the date is November 4, 2004

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

	Year ended December 31,
	2003	2002	2001
	(restated)	(restated)	(restated)
Contract revenue	$144,667	$71,688	$60,334
Recurring royalties	51,682	51,139	41,675

Total revenue	196,349	122,827	102,009

Cost of contract revenue	101,753	41,313	34,946
Technology incentive award	5,183	5,107	4,165
Research and development	22,466	7,096	4,290
Selling, general and administrative	20,318	12,897	12,194

Total operating expenses	149,720	66,413	55,595

Income from operations	46,629	56,414	46,414
Other income (expense):
Equity in income (loss) of unconsolidated affiliates	(372)	2,795	1,130
Interest expense	(1,446)	(168)	(229)
Interest income	2,231	3,276	6,879
Minority interest in consolidated subsidiaries	133	—	—
Other income	403	93	127

Total other income, net	949	5,996	7,907

Income before income tax expense	47,578	62,410	54,321
Income tax expense	16,714	22,686	19,707

Net income	$30,864	$39,724	$34,614

Basic earnings per share	$0.97	$1.22	$1.05

Diluted earnings per share	$0.95	$1.19	$1.01

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002
(In thousands, except per share amounts)

	December 31,
	2003	2002
	Restated	Restated
Assets
Current assets:
Cash and cash equivalents	$47,437	$34,838
Investment securities, available-for-sale	77,191	94,699
Accounts receivable (net of allowance for doubtful accounts of $309 at December 31, 2003 and $218 at December 31, 2002)	18,261	13,572
Royalty income receivable	12,970	13,251
Inventory (net of obsolescence reserves of $1,636 at December 31, 2003 and $150 at December 31, 2002)	34,292	13,402
Unbilled services	248	555
Prepaid expenses and other current assets	5,125	2,776

Total current assets	195,524	173,093

Property and equipment, net	146,639	72,518
Other assets:
Goodwill	42,056	17,181
Intangible assets and patents, net	4,864	4,804
Equity investment in unconsolidated affiliates	2,191	19,215
Convertible subordinated debentures from unconsolidated affiliate	—	15,000
Other assets	1,357	925

Total other assets	50,468	57,125

Total assets	$392,631	$302,736

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$8,776	$4,201
Unearned income	1,179	1,116
Customer deposits	—	60
Accrued compensation	4,068	3,878
Accrued pension benefits	2,500	—
Income taxes payable	884	—
Current installments on capital leases	—	490
Current installments of long-term debt	4,521	215

Total current liabilities	21,928	9,960

Long-term liabilities:
Long-term debt, excluding current installments	53,129	5,281
Deferred income taxes	12,209	5,348
Pension and postretirement benefits	2,844	—
Environmental liabilities	343	—
Swap contract	243	—

Total liabilities	90,696	20,589

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 2,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares; 33,694 shares issued in 2003 and 33,445 shares issued in 2002	337	334
Additional paid-in capital	184,365	182,642
Retained earnings	154,507	123,643
Accumulated other comprehensive loss, net	(103)	(793)

	339,106	305,826
Less, treasury shares at cost, 2,077 shares in 2003; 1,118 shares in 2002	(37,171)	(23,679)

Total stockholders' equity	301,935	282,147

Total liabilities and stockholders' equity	$392,631	$302,736

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
Years Ended December 31, 2001, 2002 and 2003

(In thousands)

		Common Stock
						Accumulated Other Comprehensive Income	Treasury Stock
	Preferred Stock	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings					Comprehensive Income
							Shares	Amount	Total
Balances at January 1, 2001	$—	32,786	$328	$178,871	$49,305	$29	—	$—	$228,533
Comprehensive Income:
Net income					34,614				34,614	34,614
Unrealized gain on investment securities, available-for-sale, net of taxes						83			83	83
Organichem Corporation Other
Comprehensive Loss						(674)			(674)	(674)
Total comprehensive income										$34,023
Tax benefit from exercise of stock options				533					533
Issuance of common stock in connection with stock option plan and ESPP		341	3	1,120					1,123
Treasury shares purchased							(20)	(451)	(451)
Balances at December 31, 2001 (Restated)	—	33,127	331	180,524	83,919	(562)	(20)	(451)	263,761
Comprehensive income:
Net income					39,724				39,724	$39,724
Unrealized gain on investment securities, available-for-sale, net of taxes						130			130	130
Organichem Corporation
Other Comprehensive Loss						(361)			(361)	(361)
Total comprehensive income										$39,493
Tax benefit from exercise of stock options				427					427
Issuance of common stock in connection with stock option plan and ESPP		318	3	1,191					1,194
Issuance of warrants to BMS				500					500
Treasury shares purchased							(1,098)	(23,228)	(23,228)
Balances at December 31, 2002 (Restated)	—	33,445	334	182,642	123,643	(793)	(1,118)	(23,679)	282,147
Comprehensive income:
Net income					30,864				30,864	30,864
Unrealized loss on investment securities, available-for-sale, net of taxes						(189)			(189)	(189)
Organichem Corporation Other
Comprehensive Loss						1,035			1,035	1,035
Unrealized loss on interest rate swap contract, net of taxes						(156)			(156)	(156)
Total comprehensive income										$31,554
Tax benefit from exercise of stock options				591					591
Issuance of common stock in connection with stock option plan and ESPP		249	3	1,132					1,135
Treasury shares purchased				—			(959)	(13,492)	(13,492)
Balances at December 31, 2003 (Restated)	$—	33,694	$337	$184,365	$154,507	$(103)	(2,077)	$(37,171)	$301,935

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002 and 2001

(In thousands)

	Year ended December 31,
	2003	2002	2001
	Restated	Restated	Restated
Operating activities:
Net income	$30,864	$39,724	$34,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,105	4,906	5,204
Net amortization (accretion) of premiums (discounts) on investment securities	324	827	(220)
Provision for deferred taxes	3,280	3,157	1,742
Abandonment loss	1,400	—	—
Pension and postretirement benefits	(733)	—	—
Tax benefit of stock option exercises	591	427	533
Provision for obsolete inventories	645	—	—
Provision for doubtful accounts	279	—	200
Non-cash interest income	—	—	(501)
Equity in income (loss) of unconsolidated affiliate	372	(2,795)	(1,130)
Change in fair value of non-hedge interest rate swap	(231)	—	—
Forgiven principal on notes receivable-related party	192	200	20
Minority interest in subsidiary	(133)	—	—
Change in operating assets and liabilities, net of business combination:
Increase in accounts receivable	(980)	(3,607)	(1,955)
Decrease (increase) in royalty income receivable	280	(890)	(4,534)
Increase in inventory	(2,958)	(6,929)	(1,474)
Decrease (increase) in unbilled services	308	439	(923)
Decrease (increase) in income taxes	2,060	(967)	(398)
Decrease in prepaid expenses and other assets	2,548	1,356	633
Increase (decrease) in accounts payable, accrued compensation and accrued expenses	(4,901)	293	(197)
Decrease in customer deposits	—	(265)	(178)
Decrease in environmental liability	(81)	—	—
Increase (decrease) in unearned income	63	(1,607)	1,477

Net cash provided by operating activities	46,294	34,269	32,913

Investing activities:
Net purchases of investment securities	—	(6,102)	(61,358)
Net maturities of investment securities	16,819	—	—
Purchase of equity investment in unconsolidated affiliate	—	(342)	—
Purchases of property and equipment	(30,554)	(17,387)	(21,155)
Purchases of business, net of cash acquired	(28,304)	—	(33,800)
Payments for patent application and other related costs	(410)	(317)	(222)

Net cash used in investing activities	(42,449)	(24,148)	(116,535)

Financing activities:
Principal payments on long-term debt	(8,469)	(230)	—
Principal payments under capital lease obligations	(491)	(438)	(329)
Proceeds from borrowings under long-term debt	30,071	—	5,700
Payment to acquire treasury shares	(13,492)	(23,228)	(451)
Issuance of stock purchase warrant	—	500	—
Proceeds from exercise of options and ESPP	1,135	1,194	1,123

Net cash provided by (used in) financing activities	8,754	(22,202)	6,043

Increase (decrease) in cash and cash equivalents	12,599	(12,081)	(77,579)
Cash and cash equivalents at beginning of period	34,838	46,919	124,498

Cash and cash equivalents at end of period	$47,437	$34,838	$46,919

Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in net unrealized gain/(loss) on securities available-for-sale, net of tax	$(189)	$130	$83
Decrease in net unrealized gain/(loss) on swap contract, net of tax	$(156)	—	—
Conversion of accounts receivable to equity investments and note receivable	$2,894	—	—
Conversion of debenture receivable to investment in Organichem	$15,000	—	—
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,265	$152	$221
Income taxes	$10,728	$20,899	$17,964

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

        The Company provides for depreciation of property and equipment over the following estimated useful lives:

Laboratory equipment and fixtures	7–18 years
Office equipment	3–7 years
Computer equipment	3–5 years
Buildings	39 years

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

	Year Ended December 31,
	2003	2002	2001
	(Restated)	(Restated)	(Restated)
Net income:
As reported	$30,864	$39,724	$34,614
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects.	2,701	2,363	2,025

Pro forma	$28,163	$37,361	$32,589

Earnings per share:
Basic as reported	$0.97	$1.22	$1.05
Basic pro forma	$0.88	$1.14	$0.99
Diluted as reported	$0.95	$1.19	$1.01
Diluted pro forma	$0.87	$1.12	$0.95

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

        The following tables provide basic and diluted earnings per share calculations:

	Year Ended December 31, 2003			Year Ended December 31, 2002			Year Ended December 31, 2001
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
	(Restated)		(Restated)	(Restated)		(Restated)	(Restated)		(Restated)
Basic earnings per share	$30,864	31,880	$0.97	$39,724	32,632	$1.22	$34,614	33,065	$1.05
Dilutive effect of stock options	—	486	(0.02)	—	677	(0.03)	—	1,089	(0.04)

Diluted earnings per share	$30,864	32,366	$0.95	$39,724	33,309	$1.19	$34,614	34,154	$1.01

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

        The following table summarizes the final allocation of the purchase price to the estimated fair value of the assets acquired as of February 12, 2003.

Assets:
Cash and cash equivalents	$1,621
Accounts receivable, net	7,256
Inventory	18,685
Prepaid expenses and other current assets	3,305
Property, plant and equipment, net	57,921
Other assets	571

Total Assets	89,359

Liabilities:
Accounts payable and accrued expenses	13,958
Long-term debt	25,546
Deferred income taxes	4,699
Other liabilities	6,123

Total Liabilities	50,326
Purchase price adjustments:
Inventory write up to fair value	441
Post-retirement and pension liability adjustment to projected benefit obligation	(2,432)
Long-term debt fair value adjustment	(393)
Deferred tax adjustment	1,696
Settlement of post-retirement benefits	475
Curtailment of pension benefits	1,322
Fixed asset fair value adjustment	(330)
Accrued liabilities and other	(308)
Net Assets Acquired	39,504
Less: Jan 1–Feb 12 Organichem net loss included in consolidated operations	399

Total net assets acquired	39,903
Purchase price:
Cash	29,926
Conversion of subordinated debentures	15,000
Accumulated equity investment at January 1, 2003	19,852

Purchase Price	64,778

Goodwill	$24,875

        The following table shows the unaudited condensed pro forma statements of income for the periods ended December 31, 2003 and 2002 as if the Organichem purchase had occurred at January 1, 2003 and 2002, respectively:

	Period Ended December 31,
	2003	2002
	(restated)	(restated)
Contract revenue	$144,667	$157,930
Recurring royalties	51,682	51,138

Total revenue	196,349	209,068

Cost of contract revenue	101,753	107,894
Technology incentive award	5,183	5,108
Research and development	22,466	10,489
Selling, general and administrative	20,318	17,180

Total costs and expenses	149,720	140,671

Income from operations	46,629	68,397

Equity in loss of unconsolidated affiliates	(372)	(316)
Interest income (expense), net	785	(860)
Other income, net	403	854

Income before income tax expense	47,445	68,075

Income tax expense	16,668	24,497

Net income	$30,777	$43,578

Basic earnings per share	$0.97	$1.34
Diluted earnings per share	$0.95	$1.31

4. Inventory

        Inventory consisted of the following at December 31, 2003 and 2002:

	December 31,
	2003	2002
Raw materials	$11,771	$3,426
Work in process	9,445	6,381
Finished goods	13,076	3,595

Total	$34,292	$13,402

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

        The following table summarizes long-term debt:

	December 31, 2003	December 31, 2002
Term loan	$26,785	—
Line of credit	25,546	—
Variable interest rate industrial development authority bonds	5,275	$5,487
Note payable to financing company in monthly installments through 2008	44	9
	57,650	5,496
Less current portion	4,521	215
Total long-term debt	$53,129	$5,281

        The aggregate maturities of long-term debt at December 31, 2003 are as follows:

2004	$4,521
2005	4,522
2006	30,080
2007	4,539
2008	9,908
Thereafter	4,080
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

        The differences between income tax expense and income taxes computed using a federal statutory rate of 35% for the years ended December 31, 2003, 2002 and 2001, were as follows:

	Year Ended December 31,
	2003	2002	2001
	(Restated)	(Restated)	(Restated)
Pre-tax income at statutory rate	$16,652	$21,843	$19,012
Increase (reduction) in taxes resulting from:
Tax-free interest income	(237)	(43)	(326)
State taxes, net of federal benefit	429	640	459
Non-deductable Organichem purchase accounting expenses	358	—	—
Extraterritorial income credit	(560)	—	—
Other, net	72	246	562

	$16,714	$22,686	$19,707

        The tax effects of temporary differences giving rise to significant portions of the deferred tax assets and liabilities are as follows:

	December 31,
	2003	2002
	Restated	Restated
Deferred tax assets:
Accruals	$44	$121
Doubtful accounts and notes receivable	332	—
Amortization	—	305
Lease costs	—	43
Inventory	780	88
Interest	—	376
Minimum pension liability	1,588
Postretirement costs	102	—
Equity losses in earnings of unconsolidated affiliates	439	302
Other		4
Research and experimentation credit carryforwards	174	174
Alternative minimum tax credit	300	—
Net operating loss carryforwards	1,193	1,320
Deferred tax assets	4,952	2,733
Deferred tax liabilities:
Property and equipment depreciation differences (accelerated depreciation for tax purposes)	(15,869)	(5,579)
Pension costs	(577)	—
Prepaid real estate taxes	(203)	—
Environmental costs	(512)	—
Other	(50)	—
Non-taxable equity earnings	—	(2,340)
Net deferred tax liability	$(12,259)	$(5,186)

        The preceding table does not include deferred tax asset of $97 and $0 at December 31, 2003 and 2002, associated with the Company's swap contract liability discussed in Note 8, as well as deferred tax liabilities of $35 and $161 at December 31, 2003 and 2002 associated with the Company's unrealized gains on investment securities discussed in Note 5.

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

        Following is a summary of the status of stock option programs during 2003, 2002 and 2001:

	Year Ended December 31,
	2003		2002		2001
	Number of Shares	Weighted Exercise Price	Number of Shares	Weighted Exercise Price	Number of Shares	Weighted Exercise Price
Outstanding, beginning of year	2,427	$20.21	2,364	$17.56	2,112	$9.56
Granted	714	15.18	449	24.49	661	37.24
Exercised	(206)	2.86	(284)	2.59	(320)	1.84
Forfeited	(81)	23.55	(102)	28.86	(89)	32.23
Outstanding, end of year	2,854	$20.10	2,427	$20.21	2,364	$17.56
Options exercisable, end of year	1,014	$12.04	844	$4.98	788	$2.51

        The following table summarizes information about stock options outstanding as of December 31, 2003:

	Outstanding Options			Exercisable Options
Range of Option Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 0.00– 6.54	513	3.57	$2.36	513	$2.36
$ 6.55–13.09	231	5.54	$10.26	163	$10.04
$13.10–19.63	703	9.01	$15.32	9	$15.06
$19.64–26.18	820	7.31	$24.69	193	$24.50
$26.19–32.72	136	6.87	$27.78	65	$27.48
$32.73–39.26	82	7.02	$34.67	55	$34.80
$39.27–45.81	342	7.09	$43.22	2	$43.03
$45.82–52.35	21	6.68	$48.58	10	$48.74
$52.36–58.89	4	6.87	$54.84	3	$54.84
$58.90–65.44	2	6.99	$65.44	1	$65.44
	2,854	6.85	$20.10	1,014	$12.04

        The following summarizes information about stock options outstanding as of December 31, 2002:

	Outstanding Options			Exercisable Options
Range of Option Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 0.06–$ 6.54	700	4.50	$2.27	663	$2.20
$ 6.54–$13.09	233	6.18	$10.03	135	$10.03
$13.09–$19.63	32	7.47	$17.03	9	$15.05
$19.63–$26.18	856	8.32	$24.66	11	$23.75
$26.18–$32.72	145	7.91	$27.82	1	$28.66
$32.72–$39.26	84	8.03	$34.67	18	$35.19
$39.26–$45.81	348	8.09	$43.22	1	$41.84
$45.81–$52.35	22	7.45	$48.60	6	$48.55
$52.35–$58.89	5	7.87	$54.84	0	$0.00
$58.89–$65.44	2	7.99	$65.44	0	$0.00
	2,427	7.66	$20.21	844	$4.98

        The following are the shares of common stock reserved for issuance at December 31, 2003:

Number of Shares
Employee Stock Option Plans	3,945
Employee Stock Purchase Plan	486
Shares reserved for issuance	4,431

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

        Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement welfare plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$28	$(21)
Effect on accumulated postretirement benefit obligation	75	(55)

Plan Assets:

        The Company's pension plan weighted-average asset allocations at December 31,2003 by asset category are as follows:

Asset Category	Plan Assets at December 31 2003
Equity Securities	60%
Debt Securities	33
Real Estate	5
Other	2
Total	100%

        The Company expects to contribute $2.5 million to its pension plan in 2004.

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

        Recurring Royalty Revenue—Royalties from agreements with third parties.

        Operating Income (before unallocated expenses)—Represents total revenues less cost of contract revenue and technology incentive award.

        The following table summarizes information by segment for the year ended December 31, 2003:

	AMR	Organichem	Total
			(restated)
Contract revenue	$65,600	$79,067	$144,667
Recurring royalties	51,682	—	51,682
Total revenue	$117,282	$79,067	$196,349
Operating income (before unallocated expenses)	$69,136	$20,277	$89,413
Unallocated expenses:
Research and development			22,466
Selling, general and administrative			20,318
Total unallocated expenses			42,784
Operating income			46,629
Reconciling items:
Equity in loss of unconsolidated affiliates			(372)
Minority interest in consolidated subsidiary			133
Interest income (expense), net			785
Other income, net			403
Income before income tax expense			$47,578
Supplemental information:
Depreciation and amortization	$7,783	$5,322	$13,105

        The following table summarizes other information by segment as of December 31, 2003:

	AMR	Organichem	Total
	(in thousands)
Total assets	$275,191	$117,440	$392,631
Goodwill included in total assets	$17,181	$24,875	$42,056
Investments in unconsolidated affiliates	$2,191	—	$2,191
Capital expenditures	$20,489	$10,065	$30,554

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

	For the year ended December 31,
	2003	2002	2001
	(in thousands except per share amounts) (restated)
		(restated)	(restated)
Net Income
Reported Net income	$30,864	$39,724	$34,614
Add back: Goodwill amortization	—	—	1,568
Adjusted Net income	$30,864	$39,724	$36,182
Basic earnings per share
Reported Net income	$0.97	$1.22	$1.05
Add back: Goodwill amortization	—	—	.05
Adjusted Net income	$0.97	$1.22	$1.10
Diluted earnings per share
Reported Net income	$0.95	$1.19	$1.01
Add back: Goodwill amortization	—	—	.05
Adjusted Net income	$0.95	$1.19	$1.06

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

21. Selected Quarterly Consolidated Financial Data (unaudited)

        The following tables present unaudited consolidated financial data for each quarter of 2003 and 2002, which reflect the effect of the restatement further described in Note 22:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(restated)	(restated)	(restated)	(restated)
2003
Contract revenue	$33,839	$38,777	$33,005	$39,046
Gross profit	7,827	9,619	10,982	14,486
Milestones and royalties	11,100	15,200	12,400	12,982
Income from operations	6,123	12,443	12,600	15,463
Net income	4,052	8,207	8,233	10,372
Net income per share:
Basic	$0.13	$0.26	$0.26	$0.32
Diluted	$0.13	$0.25	$0.25	$0.32
2002
Contract revenue	$16,680	$17,756	$19,015	$18,237
Gross profit	7,105	7,478	8,122	7,670
Milestones and royalties	10,725	14,075	13,061	13,278
Income from operations	12,081	14,800	14,620	14,913
Net income	8,767	10,471	9,782	10,704
Net income per share:
Basic	$0.26	$0.32	$0.30	$0.34
Diluted	$0.26	$0.31	$0.30	$0.32

        Contract revenue and gross profit have been reclassified to reflect the impact of EITF 00-10 as discussed in Note 20.

	As Originally Reported			Adjustment			As Restated
		Net Income Per Share			Net Income Per Share			Net Income Per Share
	Net Income	Basic	Fully Diluted	Net Income	Basic	Fully Diluted	Net Income	Basic	Fully Diluted
	2003
First Quarter	$4,132	$0.13	$0.13	(80)	0	0	$4,052	$0.13	$0.13
Second Quarter	$8,269	$0.26	$0.26	(62)	0	(0.01)	$8,207	$0.26	$0.25
Third Quarter	$8,313	$0.26	$0.26	(80)	0	0	$8,233	$0.26	$0.26
Fourth Quarter	$10,474	$0.33	$0.31	(102)	(0.01)	0	$10,372	$0.32	$0.31
	2002
First Quarter	$8,768	$0.26	$0.26	(1)	0	0	$8,767	$0.26	$0.26
Second Quarter	$10,560	$0.32	$0.32	(89)	0	(0.01)	$10,471	$0.32	$0.31
Third Quarter	$10,211	$0.32	$0.31	(429)	(0.02)	(0.01)	$9,782	$0.30	$0.30
Fourth Quarter	$11,012	$0.34	$0.33	(308)	0	(0.01)	$10,704	$0.34	$0.32

22. Restatement

        The accompanying consolidated 2001, 2002 and 2003 financial statements of the Company have been restated to correct an error to properly recognize premium and discount amortization on debt securities as required by FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

        In October 2004, management of the Company identified that the accounting principles as set forth in SFAS 115, regarding amortization of premiums and discounts paid on bonds, had not been properly applied in prior periods to certain of its debt investments. During a review of the Company's accounting for bond investments, the Company identified an accounting error that had resulted, since 2001, in the overstatement of interest income. This error resulted in a cumulative overstatement of interest income of $931,000 and a corresponding overstatement of stockholders' equity of $349,000 from 2001 through December 31, 2003. The cumulative impacts of this error as of December 31, 2003, including the related income tax effect, resulted in a $582,000 understatement of accumulated other comprehensive income, a $349,000 understatement of deferred income tax liability, and a $931,000 overstatement of retained earnings.

        While the Company believes the impact of this error is not material to any previously issued financial statements, the Company determined, on November 3, 2004, that the cumulative adjustment required to correct this calculation error would be significant to operating results in 2004, and that the error was most appropriately corrected through restatement of previously issued financial statements for the fiscal years ended December 31, 2003, 2002 and 2001.

        The effect of these errors is detailed, by reporting period, below.

	December 31, 2003		December 31, 2002		December 31, 2001
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
	(In thousands, except per share amounts)
Balance Sheet:
Deferred income taxes	$11,860	$12,209	$5,128	$5,348
Total liabilities	90,347	90,696	20,369	20,589
Retained earnings	155,438	154,507	124,250	123,643
Accumulated other comprehensive loss, net	(685)	(103)	(1,180)	(793)
Total stockholders' equity	$302,284	$301,935	$282,367	$282,147
Statement of Income:
Interest income	$2,555	$2,231	$4,103	$3,276	$6,659	$6,879
Income before provision for income taxes	47,902	47,578	63,237	$62,410	54,101	54,321
Net income	$31,188	$30,864	$40,551	$39,724	$34,394	$34,614
Earnings per common share:
Basic	$0.98	$0.97	$1.24	$1.22	$1.04	$1.05
Diluted	$0.96	$0.95	$1.22	$1.19	$1.01	$1.01

ALBANY MOLECULAR RESEARCH, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2003, December 31, 2002 and December 31, 2001

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts		Deductions Charged to Reserves	Balance at End of Period
Allowance for obsolete inventories
2003	$150,000	$645,000	$991,000	a.	$(150,000)	$1,636,000
2002	$150,000	—	—		—	$150,000
2001	$—	$150,000	—		—	$150,000
Allowance for doubtful accounts receivable
2003	$218,000	$278,715	—		$(187,715)	$309,000
2002	$218,000	—	—		—	$218,000
2001	$110,000	$200,000	—		$(92,000)	$218,000
Note receivable reserve
2003	$32,277	—	—		—	$32,277
2002	$40,277	—	$(8,000)			$32,277
2001	$40,277	—	—		—	$40,277

a.
Represents Organichem inventory reserve acquired as part of the acquisition described in Note 3 of the consolidated financial statements.