Form 10-Q
period 2004-09-30
ALBANY MOLECULAR RESEARCH INC
filed 2004-11-09
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Yes                            ☒                                    No                                ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes                            ☒                                    No                                ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2004
Common Stock, $.01 par value	31,753,516

ALBANY MOLECULAR RESEARCH, INC.

INDEX

Part I.	Financial Information

	Item 1.	Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	Item 4.	Controls and Procedures

Part II.	Other Information

	Item 1.	Legal Proceedings

	Item 6.	Exhibits

Signatures

Exhibit Index

PART I — FINANCIAL INFORMATION

Item 1.             Condensed Consolidated Financial Statements

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(Dollars in thousands, except for per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
		(restated)		(restated)
Contract revenue	$28,703	$33,005	$87,635	$105,621
Recurring royalties	11,917	12,400	35,787	38,700
Total revenue	40,620	45,405	123,422	144,321

Cost of contract revenue	23,275	22,023	69,990	77,194
Write-down of library inventories	—	—	5,974	—
Total cost of contract revenue	23,275	22,023	75,964	77,194

Technology incentive award	1,193	1,253	3,578	3,883
Research and development	5,186	5,482	18,434	16,600
Selling, general and administrative	6,439	4,047	16,171	15,478
Property and equipment impairment	—	—	4,728	—
Goodwill impairment	—	—	14,494	—
Intangible asset impairment	—	—	3,541	—
Restructuring charge	230	—	656	—
Total costs and expenses	36,323	32,805	137,566	113,155

Income (loss) from operations	4,297	12,600	(14,144)	31,166

Equity in loss of unconsolidated affiliates	—	(57)	(65)	(78)
Interest (expense) income, net	(23)	250	279	659
Other income, net	—	14	9	146

Income (loss) before income tax expense	4,274	12,807	(13,921)	31,893

Income tax expense	1,384	4,574	1,201	11,400

Net income (loss)	$2,890	$8,233	$(15,122)	$20,493

Basic earnings (loss) per share	$0.09	$0.26	$(0.48)	$0.64

Diluted earnings (loss) per share	$0.09	$0.25	$(0.48)	$0.63

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(Dollars and share amounts in thousands)

	September 30, 2004	December 31, 2003
		(restated)
Assets
Current assets:
Cash and cash equivalents	$66,788	$47,437
Investment securities, available-for-sale	56,219	77,191
Accounts receivable, net	18,666	18,261
Royalty income receivable	11,962	12,970
Inventories	34,228	34,292
Unbilled services	97	248
Prepaid expenses and other current assets	3,973	5,125
Total current assets	191,933	195,524

Property, plant and equipment, net	149,166	146,639

Other assets:
Goodwill	26,817	42,056
Intangible assets and patents, net	1,149	4,864
Equity investments in unconsolidated affiliates	2,230	2,191
Other assets	825	1,357
Total other assets	31,021	50,468

Total assets	$372,120	$392,631
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$12,088	$12,844
Deferred revenue	1,507	1,179
Accrued pension benefits	2,500	2,500
Income taxes payable	1,961	884
Current installments of long-term debt and capital leases	4,527	4,521
Total current liabilities	22,583	21,928

Long-term liabilities:
Long-term debt and capital leases, excluding current installments	49,678	53,129
Deferred income taxes	7,306	12,209
Pension and postretirement benefits	1,230	2,844
Other long term liabilities	391	586
Total liabilities	81,188	90,696

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 100,000 shares authorized, 33,829 shares issued at September 30, 2004, and 33,694 shares issued at December 31, 2003	338	337
Additional paid-in capital	188,512	184,365
Retained earnings	139,385	154,507
Accumulated other comprehensive loss	(132)	(103)
	328,103	339,106

Less, treasury shares at cost, 2,077 shares	(37,171)	(37,171)
Total stockholders’ equity	290,932	301,935
Total liabilities and stockholders’ equity	$372,120	$392,631

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30, 2004	September 30, 2003
		(restated)
Operating activities
Net (loss) income	$(15,122)	$20,493
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	11,410	9,814
Abandonment loss	—	1,400
Write-down of library inventories	5,974	—
Property and equipment impairment	4,728	—
Goodwill impairment	14,494	—
Intangible asset impairment	3,541	—
Warrant issuance expense	3,053	—
Allowance for bad debts	4	160
Tax benefit of stock options	—	574
Amortization of deferred financing fees	19	17
Equity in income (loss) of unconsolidated affiliates	65	78
Deferred income tax (benefit)	(4,099)	2,445
Pension and postretirement benefits	—	(368)
Amortization of discount on note payable	—	(13)
Change in fair value of interest rate swap	—	(231)
(Increase) decrease in operating assets, net of business acquisition in 2003:
Accounts receivable	(513)	(674)
Royalty income receivable	1,008	1,001
Unbilled services	151	(20)
Inventory, prepaid expenses and other assets	(4,475)	383
(Decrease) increase in:
Accounts payable and accrued expenses	(756)	(5,252)
Income tax payable	1,077	1,965
Deferred revenue	328	1,230
Pension and postretirement benefits	(1,614)	—
Environmental liability	(28)	(55)
Other liabilities	—	20
Net cash provided by operating activities	19,245	32,967

Investing activities
Purchase of investments	—	(12,256)
Proceeds from maturity of investment securities	20,323	19,655
Purchase of business, net of cash acquired	—	(28,305)
Purchases of property, plant and equipment	(17,698)	(22,056)
Payments for patent applications and other costs	(169)	(224)
Net cash provided by (used in) investing activities	2,456	(43,186)

Financing activities
Borrowings on long-term debt	—	30,060
Principal payments on capital leases	—	(363)
Principal payments on long-term debt	(3,445)	(2,375)
Purchase of treasury stock	—	(11,284)
Proceeds from sale of common stock	1,095	1,492
Net cash (used in) provided by financing activities	(2,350)	17,530

Increase in cash and cash equivalents	19,351	7,311

Cash and cash equivalents at beginning of period	47,437	34,838

Cash and cash equivalents at end of period	$66,788	$42,149

See notes to unaudited condensed consolidated financial statements.

Note 1 – Summary of Operations and Significant Accounting Policies

(All amounts in thousands, except per share amounts, unless otherwise noted)

Nature of Business and Operations

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.  The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included.  Operating results for the quarter and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2003.  The consolidated financial statements for the years ended December 31, 2003, 2002, and 2001 have been restated – see Note 14 herein for a discussion of the impact the restatement has on amounts reported for the quarter and nine months ended September 30, 2003 included in these financial statements.

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

Contract Revenue Recognition

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

The Company generates contract revenue on the following basis:

Full-time Equivalent (FTE). An FTE agreement establishes the number of Company employees contracted for a project or a series of projects, the duration of the contract period, the price per FTE, plus an allowance for chemicals and other project specific costs, which may or may not be incorporated in the FTE rate. Typically, FTE contracts have terms of six months or longer. FTE contracts typically provide for annual adjustments in billing rates for the scientists assigned to the contract. These contracts involve the Company’s scientists providing services on a “best efforts” basis in the development of novel chemistry for customers. There are no fixed deliverables as part of these services. As such, the Company recognizes revenue under FTE contracts on a monthly basis as services are performed according to the terms of the contract.

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

Natural Product and Lead Finding Sample Collections.

As part of the Company’s strategy to provide a comprehensive offering of natural product and chemical lead finding discovery services and technologies to its customers, it has acquired natural product sample collections and related assets and is producing novel compound libraries and chemical screening collections. The natural product sample collections were acquired in connection with the 2001 acquisition of New Chemical Entities, Inc. (NCE). For internally developed libraries, the Company is capitalizing the cost of internally producing novel compound and screening collections in inventory.  Initial costs to develop novel compound libraries are categorized as research and development expense until such time it becomes probable that a saleable library can be successfully produced. As a result, costs for the design, research, and testing of libraries under development are expensed as incurred. Company research chemists review the results of analytical procedures to determine if the chemical reactions were completed as expected and the product purity and product yields are within required specifications. This “validation” process determines whether the chemistry is successful and if a saleable product will result. We capitalize costs of production to inventory once the validation process is completed and successful production is reasonably assured. If a core reaction is unsuccessful, the library template is abandoned and no further development takes place.

Capitalized costs are amortized over the economic life of the library (estimated at 3 years) at the greater of (a) the ratio of the product’s current gross revenue to the total of current and expected gross revenues or (b) the straight-line method computed by dividing the remaining unamortized capitalized cost by the remaining economic life of the product. The remaining economic life is reassessed at each balance sheet date and changes in estimate, if appropriate, are made to the amortization model.  Amortization of library inventories is included within research and development expense on the consolidated income statement.  Library amortization expense was $230 and $0 for the three and nine months ended September 30, 2004 and 2003, respectively.  In addition, the Company monitors the carrying value of its natural product and lead finding sample collections for impairment on a quarterly basis.  The Company compares the carrying values of these collections to their estimated net realizable fair values, which are based on estimated future sales of these collections, to determine impairment.  The Company recognizes an impairment charge for any collection whose carrying value is greater than its estimated net realizable fair value.  During the quarter ended June 30, 2004, the Company recorded a $5,974 write-down to reduce the carrying value of its natural product and chemical lead finding library inventories.  See Note 3 for further information regarding the write-down of inventories.

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

During the quarter ended June 30, 2004, the Company recorded impairment charges to intangibles, property and equipment of $6,654 and $1,615, respectively, related to the Bothell and the Mount Prospect Research Center. See Note 5 for further information.

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

The write-down of library inventories as discussed in Note 3 and the restructuring of the Mount Prospect Research Center as discussed in Note 4 triggered an assessment of the recoverability of certain other related long-lived assets and goodwill within its Bothell and Mount Prospect Research Center reporting units during the quarter ended June 30, 2004.  The Company recorded goodwill impairment charges of $13,251 and $1,243, respectively, relating to its Bothell reporting unit and its Mt. Prospect reporting unit as a result of these assessments during the quarter ended June 30, 2004.  See Note 6 for further information.

The Company performed the annual goodwill assessment for its remaining reporting units during the third quarter of 2004.  Based on the results of these assessments, no additional goodwill impairment was identified.  If management’s expectations of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of our reporting units could change significantly. Such a change could result in additional goodwill impairment charges in future periods, which could have a significant impact on our consolidated financial statements.  Total goodwill recorded on the Company’s balance sheet at September 30, 2004 was $26.8 million, including $24.1 million of goodwill associated with the Company’s acquisition of Organichem, Inc.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2004	2003	2004	2003
		(restated)		(restated)
Net income (loss), as reported	$2,890	$8,233	$(15,122)	$20,493
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects.	621	621	1,856	1,829
Pro Forma net income (loss)	$2,269	$7,612	$(16,978)	$18,664

Earnings (loss) per share:
Basic as reported	$0.09	$0.26	$(0.48)	$0.64
Basic pro-forma	$0.07	$0.24	$(0.54)	$0.58

Diluted as reported	$0.09	$0.25	$(0.48)	$0.63
Diluted pro-forma	$0.07	$0.24	$(0.54)	$0.57

Note 2 – Earnings (Loss) Per Share

The shares used in the computation of the Company’s basic and diluted earnings (loss) per share are as follows:

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted average common shares outstanding	31,741	31,804	31,627	31,971
Dilutive effect of stock options	305	488	—	506
Weighted average common shares outstanding	32,046	32,292	31,627	32,477

The Company has excluded the effects of outstanding stock options and warrants from the calculation of diluted net loss per share for the nine months ended September 30, 2004 because such securities would be anti-dilutive.  In addition, the Company has excluded certain outstanding stock options and warrants from the calculation of diluted earnings per share for the three months ended September 30, 2004 and 2003, and the nine months ended September 30, 2003, because the exercise price was greater than the average market price of the Company’s common shares during that period, and as such would be anti-dilutive.  The number of anti-dilutive options and warrants outstanding, prior to consideration of the treasury stock method, were 2,972 and 2,105 for the three month period ended September 30, 2004 and 2003, respectively, and are not included in the calculation of weighted average common shares outstanding.  The number of anti-dilutive options and warrants outstanding were 3,500 and 2,053 for the nine month period ended September 30, 2004 and 2003, respectively.

Note 3 – Inventory

Inventory consisted of the following at September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
Raw materials	$5,813	$12,250
Work in process	2,581	3,622
Finished goods	24,296	10,846
Libraries	10,471	9,114
Total inventories, at cost	43,161	35,832
Less reserves	(8,933)	(1,540)
Total inventory, net	$34,228	$34,292

During the quarter ended June 30, 2004, the Company determined that the carrying value of its natural product and chemical lead finding libraries exceeded its latest forecasted revenues (see Note 1).  The Company’s forecasted revenues from natural product and chemical lead finding libraries had been lowered to reflect less favorable market conditions than previously projected.  As a result, the Company recorded a $5,974 non-cash charge to reduce the carrying value of its library inventories.  The Company evaluates the carrying value of its inventory of raw materials used in discovery and chemical services in consideration of anticipated usage and adjusts its reserves for excess quantities on hand accordingly.  Based on its evaluations, the Company has increased its reserves for excess raw materials inventories by an aggregate of $1,218 during the second and third quarters of 2004.  The Company’s provisions for excess raw materials are recorded as a component of cost of contract revenue in the accompanying condensed consolidated statement of operations.

Note 4 – Restructuring of Mt. Prospect

On May 4, 2004, the Company announced plans to consolidate operations by relocating its Mt. Prospect, IL operations to the Company’s facilities in New York.  The Company’s proprietary biocatalysis technology platform, drug metabolism screening, research fermentation and chemical development technologies in Mt. Prospect will be relocated to New York and continue to be fully integrated with the Company’s drug discovery and development technologies.  The restructuring will result in the closure of the Mt. Prospect Research Center, which is expected to be completed in the fourth quarter of 2004.   The consolidation was initiated as a result of a lack of anticipated growth in the Company’s chemical development services at the facility. As a result of the restructuring, 33 employees were terminated and 25 employees are relocating to facilities in New York.

The Company has accounted for the restructuring costs as required by SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146).  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred, except for one-time termination benefits that meet certain requirements. These actions have resulted in the recognition of $656 of restructuring charges for the nine months ended September 30, 2004. During the fourth quarter of 2004, the Company expects to continue to recognize additional restructuring charges, primarily related to asset disposal related costs, of $600.

The employee termination costs are included under the caption restructuring charge in the statements of operations and the restructuring liabilities are included in accounts payable and accrued expenses on the balance sheet at September 30, 2004. The following table displays the restructuring activity and liability balances:

	Balance At March 31, 2004	Charges	Payments	Balance At September 30, 2004
Termination Benefits	$––	$630	$(274)	$356
Other associated costs	––	26	(26)	––
Total	$––	$656	$(300)	$356

Costs of termination benefits relate to severance packages, outplacement services and career counseling for employees affected by the restructuring.

The Company also incurred $752 in employee and equipment relocation costs during the third quarter of 2004.  The Company expects to recognize an additional $150 in employee and equipment relocation costs during the remainder of 2004.  These relocation costs are included under the caption “selling, general and administrative” in the statement of operations.

Although the Company made the determination to sell the Mt. Prospect facility in the second quarter of 2004, it has not yet met all of the criteria in SFAS No. 144 to classify these assets as held for sale during the third quarter of 2004.  The Company expects to meet the held for sale criteria in the fourth quarter of 2004.  Upon qualifying for held for sale treatment, the long-lived assets associated with Mt. Prospect will be recognized as a separate line item on the consolidated balance sheet until sold and depreciation expense will cease respective to those assets.

The above restructuring activity was recorded exclusively in the AMR operating segment.  The net cash outflow related to the restructuring for the quarter and nine months ended September 30, 2004 was $265 and $300, respectively.  Anticipated cash outflows related to the restructuring for the fourth quarter of 2004 is $450, which primarily consists of additional relocation costs and asset disposal costs.

Note 5 – Impairment of Long-Lived and Intangible Assets

The Company’s write-down of library inventories discussed in Notes 1 and 3 above triggered an assessment of the recoverability of certain other related long-lived assets and goodwill within its Bothell reporting unit, including the goodwill and intangibles which resulted from the 2001 acquisition of New Chemical Entities (NCE), during the quarter ended June 30, 2004. The Company performed SFAS 144 analyses of its property and equipment for potential impairment at its Mt. Prospect and Bothell Research Centers. The Company’s analyses concluded that the carrying value of the respective asset groups exceeded their fair value.  The impairment has been allocated to the long-lived assets of the groups on a pro-rata basis.  Accordingly, the Company recorded impairment losses on its long-lived assets at its Mt. Prospect and Bothell Research Centers of $1,615 and $3,113, respectively.  The Company utilized the assistance of an independent valuation firm in determining fair values.

Due to the write-down of the Company’s natural product libraries, the Company also performed an assessment of the carrying value of its microbial cultures and related technologies during the quarter ended June 30, 2004.  The microbial cultures and related technologies are the starting materials and technology used in the development of the natural product libraries and therefore would be used to make incremental copies of the natural product libraries.  Based on its assessment, the Company concluded that the carrying value of the microbial cultures and related technologies was not recoverable, and accordingly recorded a $3,541 impairment charge representing the entire remaining carrying value of microbial cultures and related technologies.

The components of intangible assets are as follows:

	Cost	Accumulated Amortization	Net	Amortization Period
September 30, 2004
Microbial Cultures	$—	$—	$—	15 years
Patents and Licensing Rights	1,401	(252)	1,149	16 years
	$1,401	$(252)	$1,149

December 31, 2003
Microbial Cultures	$4,511	$(751)	$3,760	15 years
Patents and Licensing Rights	1,231	(127)	1,104	16 years
	$5,742	$(878)	$4,864

Amortization expense related to intangible assets for the three and nine months ended September 30, 2004 was $55 and $344, respectively.

Estimated future annual amortization expense related to intangible assets is approximately $220 per year through the year ended December 31, 2017.

Note 6 – Goodwill

During the quarter ended June 30, 2004, due to the triggering events discussed in Notes 1, 3, and 5, the Company determined that the carrying value of its goodwill at its Bothell reporting unit may be impaired.  Accordingly, the Company conducted a goodwill impairment review as required under SFAS 142, and concluded that an impairment had occurred and therefore recorded a $13,251 goodwill impairment charge, which reflects a full impairment of the Bothell goodwill.  In calculating the goodwill impairment charge, the fair value of the Bothell reporting unit was determined with the assistance of an independent valuation firm using a discounted cash flow valuation approach.  Significant assumptions used in this analysis include (i) expected future revenue growth rates, reporting unit profit margins, and working capital levels, (ii) a discount rate, and (iii) a terminal value multiple. The revenue growth rates, working capital levels and reporting unit profit margins were based on management’s best estimate of future results.

As further noted in Note 4 , during the quarter ended June 30, 2004, the Company announced its decision to close its Mt. Prospect facility and consolidate operations in New York. This restructuring and related impairment of property and equipment were considered triggering events under SFAS 142.  Accordingly, the Company conducted a goodwill impairment review as required under SFAS 142. The Company completed its assessment and concluded that an impairment had occurred and recorded a $1,243 goodwill impairment charge based upon a valuation of the reporting unit.  The valuation was prepared with the assistance of an independent valuation firm using a discounted cash flow approach.  Significant assumptions used were similar to those used for the Bothell reporting unit valuation.

The changes in the carrying amount of goodwill, by segment, for the nine month ended September 30, 2004 and the year ended December 31, 2003 is as follows:

	AMR	Organichem	Total
Balance as of January 1, 2004	$17,180	$24,876	$42,056
Goodwill acquired (1)	—	(745)	(745)
Impairment losses	(14,494)	—	(14,494)
Balance as of September 30, 2004	$2,686	$24,131	$26,817

(1)          adjustment resulting from the reversal of a tax valuation allowance

	AMR	Organichem	Total
Balance as of January 1, 2003	$17,180	$—	$17,180
Goodwill acquired	—	24,876	24,876
Impairment losses	—	—	—
Balance as of December 31, 2003	$17,180	$24,876	$42,056

Note 7 – Defined Benefit and Postretirement Welfare Plan

Organichem previously provided retirement benefits under two non-contributory defined benefit plans and a non-contributory, unfunded post-retirement welfare plan. Future benefits under all three plans have been frozen.

Components of Net Periodic Benefit Cost

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Service Cost	$(5)	$142	$6	$15	$39	$425	$25	$45
Interest Cost	277	308	4	8	877	923	12	23
Expected return on plan assets	(260)	(240)	—	—	(825)	(718)	—	—
Amortization of prior service cost	—	—	—	—	—	—	—	—
Recognized net (gain) loss	(3)	7	—	1	—	7	—	2

Net Periodic benefit cost	$9	$217	$10	$24	$91	$637	$37	$70

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $2,500 to its pension plan in 2004.  As of September 30, 2004, $1,842 in contributions have been made.  The Company continues to anticipate contributing the additional $658 to fund its pension plans in 2004.

Note 8 – Stock Purchase Warrants

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

Note 9 – Income Taxes

The Company’s 2004 effective tax rate is impacted by the impairment of certain nondeductible items related to the goodwill impairment charges it recorded in the second quarter of 2004.  Non-deductible impairment charges totaling $17.1 million were treated as infrequent discrete items in the preparation of the Company’s income tax provision for the nine months ended September 30, 2004.  The differences between income tax expense and income taxes computed using a federal statutory rate of 35% for the three and nine months ended September 30, 2004 and 2003, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(restated)		(restated)
Statutory tax rate	35.0%	35.0%	(35.0)%	35.0%

Increase (reduction) in tax rate resulting from:

Tax-free interest income	(2.9)	(0.6)	(0.6)	(0.7)
Goodwill and intangible asset impairment	—	—	42.9	—
State taxes, net of federal benefit	4.0	1.2	0.9	1.4
Non-deductable Organichem purchase Accounting expenses	—	0.6	—	0.7
Extraterritorial income credit	(4.0)	(1.0)	(0.9)	(1.2)
Other, net	0.3	0.5	1.3	0.5

	32.4%	35.7%	8.6%	35.7%

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

The following table contains earnings data by operating segment, reconciled to consolidated totals included in the financial statements:

	Contract Revenue	Recurring Royalty Revenue	Operating (loss) income	Depreciation and Amortization
For the three months ended September 30, 2004
AMR	$13,698	$11,917	$12,077	$2,765
Organichem	15,005	—	3,846	1,451
Corporate	—	—	(11,626)
Total	$28,703	$11,917	$4,297	$4,216

For the three months ended September 30, 2003 (restated)
AMR	$15,649	$12,400	$16,554	$2,088
Organichem	17,356	—	5,575	1,321
Corporate			(9,529)
Total	$33,005	$12,400	$12,600	$3,409

For the nine months ended September 30, 2004
AMR	$40,147	$35,787	$9,276	$7,082
Organichem	47,488	—	11,186	4,328
Corporate	—	—	(34,606)
Total	$87,635	$35,787	$(14,144)	$11,410

For the nine months ended September 30, 2003 (restated)
AMR	$47,600	$38,700	$51,409	$5,879
Organichem	58,021	—	11,835	3,952
Corporate			(32,078)
Total	$105,621	$38,700	$31,166	$9,831

The following table summarizes other information by segment as of and for the nine months ended September 30, 2004:

	As of and for nine months ended September 30, 2004
(in thousands)	AMR	Organichem	Total

Total assets	$249,173	$122,947	$372,120
Goodwill included in total assets	2,686	24,131	26,817
Investments in unconsolidated affiliates	2,230	—	2,230
Capital expenditures	8,950	8,748	17,698

Note 11 – Financial Information by Customer Concentration and Geographic Area

Total contract revenue from AMR’s three largest customers represented approximately 14%, 8% and 7% of AMR’s total contract revenue for the three months ended September 30, 2004, and 12%, 11% and 7% of total contract revenue for the three months ended September 30, 2003. Total contract revenue from AMR’s three largest customers represented approximately 14%, 11% and 5% of AMR’s total contract revenue for the nine months ended September 30, 2004, and 13%, 10% and 7% of total contract revenue for the nine months ended September 30, 2003.  Total contract revenue from Organichem’s largest customer, Amersham Health PLC, represented 67% and 63% of Organichem’s total contract revenue for the three months ended September 30, 2004 and 2003, respectively.  Total contract revenue from Organichem’s largest customer represented 68% and 71% of Organichem’s total contract revenue for the nine months ended September 30, 2004 and 2003, respectively.  Amersham Health PLC accounted for approximately 37% and 39% of the Company’s total contract revenue for the nine months ended September 30, 2004 and 2003, respectively.

The Company’s total contract revenue for the three and nine months ended September 30, 2004 and 2003 was recognized from customers in the following geographic regions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

United States	64%	55%	62%	51%
Europe	34%	40%	35%	45%
Other	2%	5%	3%	4%

Total	100%	100%	100%	100%

Note 12 – Comprehensive Income (Loss)

The Company is required to report comprehensive income and its components in accordance with the provisions of the Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income.”

The following table presents the components of the Company’s comprehensive (loss) income for the three and nine months ended September 30, 2004 and 2003:

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(restated)		(restated)
Net income (loss)	$2,890	$8,233	$(15,122)	$20,493

Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net of taxes	107	(107)	(153)	(180)
Unrealized (loss) gain on Interest Rate Swap, net of taxes	(180)	384	124	(272)
Reclassification adjustment:
Proportionate share of Organichem accumulated other comprehensive gain	—	—	—	1,038
Total comprehensive income (loss)	$2,817	$8,510	$(15,151)	$21,079

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

In response to the filings described above, beginning in 2001, Aventis Pharmaceuticals filed patent infringement lawsuits against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Dr. Reddy’s Laboratories, Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., and Sandoz.  Each of the lawsuits was filed in the U.S. District Court in New Jersey and alleges infringement of one or more patents owned by Aventis Pharmaceuticals.  Further, beginning in March 5, 2004, AMR Technology, along with Aventis Pharmaceuticals, filed suit in the U.S. District Court in New Jersey against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Dr. Reddy’s Laboratories, Amino Chemicals, Ltd., Sandoz, Inc. and Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., asserting infringement of two of our U.S. patents that are exclusively licensed to Aventis Pharmaceuticals relating to Allegra and Allegra-D products.

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

Should the Company be unsuccessful in defending these patents we would experience a material decrease in operating cash flows.

Note 14 – Restatement

The accompanying condensed consolidated 2003 financial statements of the Company have been restated to properly recognize premium and discount amortization on certain debt securities as required by FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

In October 2004, management of the Company identified that the accounting principles as set forth in SFAS 115, regarding amortization of premiums and discounts paid on bonds, had not been properly applied in prior periods to certain of its debt investments. During a review of the Company’s accounting for bond investments, the Company identified an accounting error that had resulted, in the three years ended December 31, 2003, in an overstatement of interest income.  The cumulative impacts of this error as of December 31, 2003, including the related income tax effect, resulted in a $582,000 understatement of accumulated other comprehensive income, a $349,000 understatement of deferred income tax liability, and a $931,000 overstatement of retained earnings.   The cumulative impacts of this error as of and for the nine months ended September 30, 2003, including the related income tax effect, resulted in a $222,000 understatement of accumulated other comprehensive income, and a $222,000 overstatement of net interest income and retained earnings.

The unaudited quarterly financial data in these financial statements has been restated to properly reflect the bond amortization.

The effect of these errors is detailed, by reporting period, below.

	Three months ended September 30, 2003		Nine months ended September 30, 2003
	Previously Reported	Restated	Previously Reported	Restated
	(In thousands, except per share amounts)

Statement of income:
Interest income	330	250	881	659

Income before provision for income taxes	12,887	12,807	32,115	31,893

Net income	8,313	8,233	20,715	20,493

Earnings per common share:

Basic	$0.26	$0.26	$0.65	$0.64

Diluted	$0.26	$0.25	$0.64	$0.63

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our results of operations and financial condition should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the Notes thereto included within this report. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “intend,” “expect,” “anticipate,” “believe,” and “continue” or similar words.  The Company’s actual results may differ materially from such forward-looking statements as a result of numerous factors, some of which the Company may not be able to predict and may not be within the Company’s control.  Factors that could cause such differences include, but are not limited to, the Company’s ability to successfully relocate and consolidate its Mt. Prospect operations with its New York facility, the risk that the Company will not achieve the cost savings expected to result from the closure and relocation of its Mt. Prospect operations, the Company’s ability to recruit and retain experienced scientists, trends in pharmaceutical and biotechnology companies outsourcing chemical research and development, the loss of a significant customer, sales of Allegra (including any deviations in estimates provided by Aventis) and the Company’s receipt of significant royalties from the Allegra license agreement, the risk that Allegra may be approved for over-the-counter use, the over-the-counter sales of Claritin, the over-the-counter sale of generic alternatives for the treatment of allergies and the risk of new product introductions for the treatment of allergies, the Company’s and Aventis’ ability to successfully enforce their respective intellectual property, patent rights and technology, including with respect to the generic companies’ Abbreviated New Drug Application filings, the integration and operating risks associated with the Company’s acquisition of Organichem, the Company’s ability to successfully develop novel compounds and lead candidates in its collaborative arrangements, the Company’s ability to take advantage of proprietary technology and expand the scientific tools available to it, the ability of the Company’s strategic investments and acquisitions to perform as expected and goodwill impairment related to such investments and acquisitions, the Company’s ability to successfully complete its ongoing expansion projects on schedule, the Company’s ability to execute its business plan for compound and chemical screening libraries, and the Company’s ability to effectively manage its growth, as well as those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 15, 2004.  All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future.  References to “we,” “us,” and “our,” refers to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole.

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

Our total revenue for the quarter ended September 30, 2004 was $40.6 million, including $28.7 million from our chemistry contract business, as compared to $45.4 million for the quarter ended September 30, 2003.  Contract revenue for the third quarter of 2004 decreased $4.3 million from $33.0 million in the third quarter of 2003.  The decline in contract revenue is primarily due to the timing of delivery requirements for Organichem’s second largest customer, continued off-shore competition, pricing pressures and reductions in chemistry spending by pharmaceutical and biotechnology companies, offset by a combined increase in contract revenue from chemical development, GMP manufacturing, and analytical services.  Consolidated gross margin was 18.9% for the quarter ended September 30, 2004 compared to 33.3% for the quarter ended September 30, 2003.  Gross margin for Organichem in the third quarter of 2004 was 25.6%, compared to 32.1% in the third quarter of 2003.  The decline in Organichem’s gross margin is primarily attributable to the decline in production and sales volume.  Gross margin at the AMR operating segment decreased to 11.6% in the third quarter of 2004 compared to 34.6% for the same period in 2003, primarily due to the fixed cost components of AMRI’s contract business on lower revenues, competitive pricing pressures and a $0.3 million increase in reserves for excess raw materials.

During the quarter ended September 30, 2004, we generated $7.2 million in cash from operations and spent $4.9 million in capital on our facilities and equipment, primarily related to the expansion of our manufacturing suites at Organichem.  As of September 30,

2004, we had $123.0 million in cash, cash equivalents and investments and $54.2 million in bank and other related debt.

The business environment for chemistry outsourcing continued to be challenging in the third quarter of 2004. Our customers remain under budgetary pressures and are currently spending a greater portion of their research and development dollars on later stage development projects. In certain areas of our business there has been a significant increase in foreign competition that has substantially lower cost structures. The lower cost structures result from parts of the world where salaries are a fraction of what they are in industrialized countries. This trend has resulted in lost business and has brought pricing pressures in the U.S., impacting our ability to increase or maintain pricing on our customer contracts. We expect the increase in competition from lower cost locations, such as Asia and India, to continue.

We are currently assessing several strategies to establish operations in a lower-cost, off-shore environment.  We believe the ability to offer customers a choice of business models and cost structures to meet their drug discovery needs would be a competitive advantage.  We anticipate completing our assessment in the next several months..

Total contract revenue from Organichem’s largest customer, Amersham Health PLC, represented 67% and 63% of Organichem’s total contract revenue for the three months ended September 30, 2004 and 2003, respectively.  Total contract revenue from Organichem’s largest customer, Amersham Health PLC, represented 68% and 71% of Organichem’s total contract revenue for the nine months ended September 30, 2004 and 2003, respectively.  Amersham Health PLC accounted for approximately 37% and 39% of our consolidated contract revenue for the nine months ended September 30, 2004 and 2003, respectively.

Included in total revenue for the quarter ended September 30, 2004 was $11.9 million in Allegra royalties compared to $12.4 million for the quarter ended September 30, 2003.  The marketing of Claritin as an over-the-counter (OTC) drug, the subsequent marketing of generic alternatives to Claritin, and health maintenance organization (HMO) programs attempting to direct consumers towards OTC antihistamines, contributed to the 3.8% decline in royalties compared to the third quarter of 2003.

Mt. Prospect Restructuring and Impairments

We continue to control our costs and seek opportunities to improve overall operating margins.  As part of this process, on May 4, 2004 we announced our restructuring plan to consolidate operations by relocating our Mt. Prospect operations to our facilities in New York.  AMR’s proprietary biocatalysis technology platform, drug metabolism screening, research fermentation and chemical development technologies in Mt. Prospect will be relocated to New York and continue to be fully integrated with AMRI’s drug discovery and development technologies.  The consolidation of these technologies will result in the closure of the Mt. Prospect Research Center, which is anticipated to occur during the fourth quarter of 2004.  The consolidation was initiated as a result of a lack of anticipated growth in the Company’s chemical development services at the facility.  As a result of the restructuring, 33 employees were terminated and 25 employees are relocating to facilities in New York.

During the third quarter of 2004 we incurred restructuring costs related to the Mt. Prospect Research Center restructuring totaling $0.3 million, primarily related to termination benefits. We expect to incur additional restructuring costs in the fourth quarter of 2004 of up to $0.6 million, comprised of asset disposal related costs.  During the third quarter of 2004 we also incurred $0.8 million in costs related to the relocation of employees from Mt. Prospect to Albany.  We expect to incur an additional $0.2 million in employee and equipment relocation costs in the fourth quarter of 2004.

Our decision to close the Mt. Prospect facility and consolidate operations in New York, along with the $1.6 million charge recognized in connection with our assessment of the impairment of the Mt. Prospect intangibles, property and equipment, were considered triggering events under SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142).  Accordingly, we conducted a goodwill impairment review as required under SFAS 142 as of June 30, 2004 and concluded that an impairment of the goodwill at the Mt. Prospect reporting unit had occurred as of that date. We recorded a $1.2 million goodwill impairment charge during the quarter ended June 30, 2004 based upon a valuation of the reporting unit prepared by an independent valuation advisor using a discounted cash flow approach.

We are currently marketing the Mt. Prospect Research Center facility for sale.  Upon qualifying for held for sale treatment, the long-lived assets associated with Mt. Prospect will be disclosed as a separate line item on the consolidated balance sheet until sold and depreciation expense will cease respective to those assets. We anticipate that as a result of this restructuring, we will experience annual expense savings up to $5.0 million starting in 2005 resulting from a reduction in facility and labor costs.

Bothell Library Inventory Write-Off and Asset Impairment

In connection with the preparation of our results of operations for the quarter ended June 30, 2004, we completed an in-depth review of the carrying value of our library inventories.  As previously disclosed, we made certain investments in 2003 which we believed would enhance our ability to market and sell our natural product libraries and achieve certain revenue targets. We also disclosed that if we were not able to successfully execute against our business plan within certain time constraints, including the achievement of revenue targets, or if market conditions were less favorable than those projected by management, we might be required to write-down the value of certain library assets and related goodwill and intangible assets. After investing in expanded marketing and sales efforts, we have not been able to achieve any sales or signed purchase commitments for our natural product libraries.  As a result of our review, we recorded a reserve of $6.0 million to reduce the carrying value of our inventories.  The reduction in the carrying value of our library inventories reflects the less favorable market conditions than previously projected by management and an excess quantity and carrying value of inventory on hand compared to projected future sales revenue. We continue to monitor the carrying value of our remaining natural product and lead finding sample collections for impairment.  If we are unable to meet forecasted revenues related to those assets or if actual market conditions are less favorable than those projected, we may be required to write-down all or a portion of the remaining value of certain compound library assets, resulting in a charge to operations.

In connection with our reduction in carrying value of natural product inventories, we also performed an assessment of the carrying value of our microbial cultures and related technologies. The microbial cultures and related technologies are the starting materials and technology used in the development of the natural product libraries and therefore would be used to make incremental copies of the natural product libraries.  Based on our assessment, we concluded that the carrying value of the microbial cultures and related technologies was not recoverable, and accordingly recorded an impairment charge of $3.5 million during the quarter ended June 30, 2004 representing the entire remaining carrying value of microbial cultures and related technologies.

We determined that the reduction in the carrying value of the Bothell library inventories was a triggering event under SFAS 144.  Based on the results of our SFAS 144 analysis, we also recorded a $3.1 million reduction in the fair value of our property and equipment at Bothell during the quarter ended June 30, 2004 based upon a valuation of these assets utilizing the assistance of an independent valuation firm.

We determined that the write-down of the inventory, microbial cultures, and property and equipment at Bothell were triggering events under SFAS 142 and that the carrying value of our goodwill at the Bothell reporting unit may be impaired.  Accordingly, we conducted a goodwill impairment review as required under SFAS 142 as of June 30, 2004 and concluded that an impairment had occurred which resulted in a $13.3 million goodwill impairment charge.  In calculating the goodwill impairment charge, the fair value of the Bothell reporting unit was determined with the assistance of an independent valuation firm using a discounted cash flow valuation approach.  Significant assumptions used in this analysis include (i) expected future revenue growth rates, reporting unit profit margins, and working capital levels, (ii) a discount rate, and (iii) a terminal value multiple. The revenue growth rates, working capital levels and reporting unit profit margins were based on management’s best estimate of future results.

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

We incorporate by reference the section ”Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Changes or modifications to the policies since December 31, 2003 are included below.

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

Capitalized costs are amortized over the economic life of the product (estimated at 3 years) at the greater of (a) the ratio of the product’s current gross revenue to the total of current and expected gross revenues or (b) the straight-line method computed by dividing the remaining unamortized capitalized cost by the remaining economic life of the product. The remaining economic life is reassessed at each balance sheet date and changes in estimate, if appropriate, are made to the amortization model.  Amortization of library inventories is included within research and development expense on the consolidated income statement.  Library amortization expense was $230 and $0 for the three and nine months ended September 30, 2004 and 2003, respectively.  In addition, the Company monitors the carrying value of its natural product and lead finding sample collections for impairment on a quarterly basis.  The Company compares the carrying values of these collections to their estimated net realizable fair values, which are based on estimated future sales of these collections, to determine impairment.  The Company recognizes an impairment charge for any collection whose carrying value is greater than its estimated net realizable fair value.  During the quarter ended June 30, 2004, the Company recorded a $5,974 write-down to reduce the carrying value of its natural product and chemical lead finding library inventories.

We launched our novel semi-exclusive compound library of approximately 30,000 compounds in 2002 on a semi-exclusive basis. We sold nine copies of this novel compound library in 2003 and 2004 and realized revenue of $2.1 million. We are currently preparing our second and third semi-exclusive library offering which we expect to market in late 2004. At September 30, 2004 the inventory value of our semi-exclusive libraries on our consolidated balance sheet was $2.1 million.

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

We anticipate completing our chemical screening library of approximately 125,000 diverse compounds in the fourth quarter of 2004.  We anticipate marketing this library as a stand-alone drug discovery service offering and as part of a larger discovery collaboration including target screening and other of our service offerings. We also plan to utilize this library for internal research and development projects.  At September 30, 2004 the inventory value of our chemical screening library on our balance sheet was $1.9 million.

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

As a result of our decision to close our Mt. Prospect Research Center and write-down our library inventories in Bothell (both of which were considered triggering events), we reviewed the carrying amount of the respective long-lived assets compared to their fair value.  We recorded pre-tax non-cash charges of $1.6 million and $3.1 million, respectively, during the quarter ended June  30, 2004 related to the impairment of these long-lived assets. Fair value was established with the assistance of an independent valuation advisor.  See Overview section for a discussion of the results of these analyses.

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

As a result of our decision to close our Mt. Prospect Research Center and the write-down of our library inventories (both of which were considered triggering events) and related long-lived assets, we performed a goodwill impairment analysis on the Bothell and Mt. Prospect reporting units and recorded goodwill impairment charges of $13,251 and $1,243, respectively during the quarter ended June 30, 2004 as a result of the analysis.  The Company performed the annual goodwill assessment for its remaining reporting units during the third quarter of 2004.  Based on the results of the evaluation, no additional goodwill impairment was identified.

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

Results of Operations –Three Months and Nine Months Ended September 30, 2004 Compared to Three Months and Nine Months Ended September 30, 2003

Revenues

Total contract revenue

Contract revenue consists primarily of fees earned under contracts with our third party customers.  Our contract revenues for each of our AMR and Organichem segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003

AMR	$13,698	$15,649	$40,147	$47,600
Organichem	15,005	17,356	47,488	58,021
Total	$28,703	$33,005	$87,635	$105,621

AMR contract revenues for the quarter ended September 30, 2004, decreased $1.9 million to $13.7 million as compared to $15.6 million for the same quarter in the prior year.  The decrease is primarily due to continued offshore competition, pricing pressures and reductions in chemistry spending by pharmaceutical and biotechnology companies,offset by a combined increase in contract revenue from chemical development, GMP manufacturing and analytical services.  We see the negative trends of offshore competition and pricing pressures continuing, at least for the short term.  Organichem contract revenues for the third quarter of 2004 were $15.0 million, a decrease of $2.4 million compared to contract revenue of $17.4 million during the third quarter of 2003.  Organichem’s contract revenue decreased primarily due to the timing of delivery requirements from its second largest customer.  For the nine months ended September 30, 2004, AMR contract revenue has decreased 16%, primarily attributable to continued offshore competition, pricing pressures and reductions in chemistry spending by pharmaceutical and biotechnology companies.  Organichem contract revenues for the nine months ended September 30, 2004 decreased 18% due to a shift in the annual delivery schedule for its largest customer.  We anticipate Organichem contract revenue from its largest customer for the full year 2004 to decline by approximately $4.0 million or 8% from the full year 2003.

Recurring royalty revenue

We earn royalties under our licensing agreement with Aventis S.A. for the active ingredient in Allegra/Telfast.  Royalties were as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2004	2003	2004	2003
(in thousands)
$11,917	$12,400	$35,787	$38,700

The 4% and 8% decrease in royalty revenue for the three and nine months ended September 30, 2004, respectively, were attributable to decreased sales of Allegra by Aventis due to the sale of Claritin and other generic alternatives to Claritin as OTC drugs.

Costs and Expenses

Cost of contract revenue

Our cost of contract revenue, from which we derive gross profit from contract revenue, consists primarily of compensation and associated fringe benefits for employees, chemicals, depreciation and other indirect project related costs.  Cost of contract revenue for our AMR and Organichem segments were as follows:

Segment	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003

AMR	$12,114	$10,242	$39,660	$31,009
Organichem	11,161	11,781	36,304	46,185
Total	$23,275	$22,023	$75,964	$77,194

AMR Gross Margin	11.5%	34.6%	1.2%	34.9%
Organichem Gross Margin	25.6%	32.1%	23.6%	20.4%
Total Gross Margin	18.9%	33.3%	13.3%	26.9%

AMR had a contract revenue gross margin of 12% for the three months ended September 30, 2004, compared to 35% for the same period in 2003.  The decline in gross margin largely resulted from the decline in contract revenues, and the fixed cost components of AMR’s contract business.  In addition, we recorded $0.3 million in additional raw material inventory reserves and $0.2 million of amortization on our chemical library inventories in the third quarter of 2004.  AMR had a contract revenue gross margin of 1% for the nine months ended September 30, 2004, compared to 35% for the same period in 2003.  The decline in gross margin largely resulted from the decline in contract revenues, the reduction in carrying value of our natural product and chemical library inventories by $6.0 million during the quarter ended June 30, 2004, as well as the fixed cost components of AMR’s contract business.  In addition, we recorded $1.2 million in additional raw material inventory reserves and $0.2 million of amortization on our chemical library inventories during the nine months ended September 30, 2004.   Organichem’s contract revenue gross margin decreased to 26% for the three months ended September 30, 2004 compared to 32% for the same period in 2003.  The decline in gross margin is due primarily to the decline in production and sales volume.  Organichem’s contract revenue gross margin increased to 24% for the nine months ended September 30, 2004 compared to 20% for the same period in 2003.  The increase was due to product mix as well as cost reduction efforts implemented subsequent to our acquisition of Organichem in 2003.

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

Three Months Ended September 30,		Nine Months Ended September 30,
2004	2003	2004	2003
(in thousands)

$1,193	$1,253	$3,578	$3,883

The decrease was attributed to decreased Allegra royalties for 2004 as compared to 2003.

Research and development

Research and development expense consists of compensation and benefits for scientific personnel for work performed on proprietary technology development, research projects, costs of chemicals and other out of pocket costs, and overhead costs. We utilize our expertise in small molecule chemistry, biocatalysis and natural products to perform our internal research and development projects. The goal of these programs is to discover new compounds with commercial potential. We would then seek to license these compounds to a third party in return for a combination of up-front license fees, milestone payments and recurring royalty payments if these compounds are successfully developed into new drugs and reach the market. In addition, research and development is performed at Organichem related to the potential manufacture of new products and the development of alternative manufacturing processes.

Research and development expenses were as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2004	2003	2004	2003
(in thousands)

$5,186	$5,482	$18,434	$16,600

The slight decrease in R&D spending during the three months ended September 30, 2004 is attributable to lower costs incurred on our internal research programs.  We continue to further develop the technologies we own in the central nervous system, bioscience and natural product drug discovery areas.   We expect our research and development costs to remain at these levels for the remainder of 2004.  R&D expenses for the nine months ended September 30, 2004 includes $3.1 million in expenses recorded for the issuance of warrants to BMS relating to intellectual property transferred to us, partially offset by reduced expenditures on internal research programs.

R&D spending related to individual projects may fluctuate based on the results of those projects. Projecting expected project completion dates and anticipated revenue from our internal research programs is not practical at this time due to the early stages of the projects and the inherent risks related to the development of new drugs. Our internal central nervous system program is our most advanced opportunity to generate revenue. We currently continue to advance this program while we seek licensing partners.

Selling, general and administrative

Selling, general and administrative expenses consists of compensation and related fringe benefits for marketing and administrative employees, professional service fees, marketing costs and all costs related to facilities and information services.  Selling, general and administrative expenses were as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2004	2003	2004	2003
(in thousands)

$6,439	$4,047	$16,171	$15,478

The increase in selling, general and administrative expenses for the third quarter of 2004 is attributable to approximately $0.9 million in professional fees related to our Sarbanes Oxley compliance initiatives and other accounting and valuation services and $1.1 million of employee relocation costs related to the closure of our Mt. Prospect facility.  We expect to incur up to $0.2 million in additional relocation costs in the fourth quarter of 2004 related to the Mt. Prospect restructuring – see Overview.  We also expect to continue to incur increased consulting costs related to our Sarbanes Oxley compliance initiatives over the next several quarters.  The increase in selling, general and administrative expenses for the nine months ended September 30, 2004 is due to professional fees related to our Sarbanes Oxley compliance initiatives and other accounting services of $1.5 million, and additional marketing compensation expense of $0.4 million due to an increase in business development personnel.  These increases are partially offset by a decrease in bad debt expense of $0.3 million, decreased recruiting costs of $0.3 million, and decreased administrative salary costs of $0.4 million due to the closure of Mount Prospect and cost saving synergies from the acquisition of Organichem.

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

Based on the foregoing, during the three and nine months ended September 30, 2004, the Company recorded non-cash pre-tax charges and incurred restructuring costs related to its Bothell and Mt. Prospect businesses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003

Property and equipment impairment	$—	$—	$4,728	$—
Goodwill impairment	—	—	14,494	—
Intangible asset impairment	—	—	3,541	—
Restructuring charge	230	—	656	—

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

Restructuring

On May 4, 2004 we announced our plan to consolidate operations by relocating our Mt. Prospect facility operations to our facilities in New York.  During the third quarter of 2004 we incurred restructuring costs totaling $0.2 million, consisting primarily of termination benefits.  We expect to incur additional restructuring costs, consisting primarily of asset disposal costs, in the fourth quarter of 2004 totaling up to $0.6 million.

Interest income (expense), net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(restated)		(restated)
	(in thousands)
Interest (expense)	$(403)	$(213)	$(1,128)	$(1,036)
Interest income	380	463	1,407	1,695
Interest (expense) income, net	$(23)	$250	$279	$659

The increase in interest expense for the three and nine months ended September 30, 2004 was due to the capitalization of interest costs incurred during the construction of the Company’s headquarters facility in 2003.

The decrease in interest income was primarily due to a 20 basis point decrease in our average return rate in the third quarter of 2004 compared to 2003 due to the maturity of higher rate bonds within our portfolio and reductions in the rates earned on interest bearing cash accounts and other short-term cash equivalents.

Income tax expense

Three Months Ended September 30,		Nine Months Ended September 30,
2004	2003	2004	2003
(in thousands)

$1,384	$4,574	$1,201	$11,400

Our income tax expense for the nine months ended September 30, 2004, reflects the goodwill and intangible asset impairment charges as non-deductible tax items.  Excluding these items from income before income taxes, results in an effective tax rate of 30.9% for the nine months ended September 30, 2004 as compared to 35.5% for the same period in 2003.  The reduction in the effective rate resulted primarily from the impact the revised projected annual results have in relationship to the projected annual permanent differences.  We expect our effective tax rate, excluding these non-deductible items, to be approximately 28% for the full year.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities.  During the first nine months of 2004, we generated cash of $19.2 million from operating activities.  The primary sources of operating cash flows are payments received for the performance of contracted chemistry services and royalty payments received from Aventis based upon a percentage of sales of Allegra.  The primary uses of operating cash flows are the payment of compensation and benefits to both scientific and administrative personnel, purchases of inventory and supplies, and payment of occupancy costs.

During the first nine months of 2004, we generated $2.5 million from investing activities, resulting from $20.3 million from the maturity of investment securities and the use of $17.7 million for the acquisition of property and equipment.  During the first nine months of 2004, we used $2.4 million for financing activities, consisting of $3.4 million in long-term debt repayments, offset by $1.0 million provided by stock option and stock purchase plan exercises.

Working capital was $169.4 million at September 30, 2004 as compared to $173.6 million as of December 31, 2003.  The primary sources of the decrease were an increase in vendor payables and income taxes payable, as well as a decrease in prepaid expenses, all of which were due to timing of payments.  During 2004, we anticipate making $2.5 million in defined benefit pension plan contributions, $1.8 million of which was paid in the first three quarters of 2004.  There have been no significant changes in future maturities on our long term debt since December 31, 2003.

We entered into a credit facility consisting of $30.0 million term loan and $35.0 million line of credit to fund the acquisition of Organichem during 2003.  The term loan matures in February, 2008.  As of September 30, 2004, the interest rate on $16.4 million of the outstanding term loan balance was 4.37% and the interest rate on the remaining $8.2 million was 2.59%.  The line of credit expires in February 2006 and bears interest at a variable rate based on the Company’s leverage ratio.  As of September 30, 2004, the outstanding balance of the line of credit was $25.5 million and the interest rate was 3.09%.  The credit facility contains certain financial covenants, including a maximum leverage ratio, a minimum required operating cash flow coverage ratio, a minimum earnings before interest and taxes to interest ratio and a minimum current ratio.  Other covenants include limits on asset disposals and the payment of dividends.  As of September 30, 2004 we were in compliance with all covenants under the credit facility.

The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” under Item 7 of our 2003 Form 10-K/A. Excluding the repayment of $2.4 million outstanding under our credit facility, as described above, there have been no material changes to our contractual obligations since December 31, 2003.

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

Item 4.  Controls and Procedures

As required by rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report, the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer and Chief Financial Officer regarding the effectiveness of the Company’s disclosure controls and procedures.  In designing and evaluating the Company’s disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that they believe that the Company’s disclosure controls and procedures were not effective as of September 30, 2004.

In connection with the review of the Company’s financial statements for the third quarter of 2004, the Company identified an accounting error related to the amortization of premiums and discounts on certain bond investments. As a result, the Company’s Chief Executive Officer and Chief Financial Officer determined that a material weakness existed in the design of the Company’s disclosure controls and procedures, and accordingly, that the Company’s disclosure controls and procedures were not effective as of September 30, 2004. Approximately $931,000 of amortization on bond premiums was not appropriately recorded during the three year period ended December 31, 2003. No procedure was in place to insure that the bond amortization was properly recorded by the Company and included in its consolidated statements of income. Additionally, a reconciliation of the Company’s accumulated other comprehensive income to the general ledger balance was not being performed during this period. The lack of such preventative and detective controls allowed this accounting error to occur and escape detection.

On November 3, 2004, the Company’s Audit Committee held a meeting with management and the Company’s independent public accountants, PricewaterhouseCoopers, to discuss the issue. The Company’s Audit Committee and management concluded that the Company’s financial statements for the fiscal years ended December 31, 2003, 2002 and 2001 should be restated. On November 8, 2004, the Company filed a Form 10-K/A amending its Annual Report on Form 10-K for the year ended December 31, 2003 to restate such financial statements.

The Company has corrected the identified weaknesses in the Company’s disclosure controls and procedures that led to the above errors by taking the following steps: (a) requiring that a review of bond investment accounting be performed by additional accounting personnel; and (b) requiring that a reconciliation of general ledger accounts with the calculation of accumulated other comprehensive income be performed by the accounting department and reviewed by an appropriate supervisor. After the need for a restatement of the Company’s previously issued financial statements was determined, an evaluation was performed of the effectiveness of the design and operation of the Company’s disclosure controls and procedures by senior management. Based on that evaluation, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of November 9, 2004.

Changes in internal controls over financial reporting. Other than the procedures and controls identified above, no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In response to the filings described above, beginning in 2001, Aventis Pharmaceuticals filed patent infringement lawsuits against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Dr. Reddy’s Laboratories, Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., and Sandoz.  Each of the lawsuits was filed in the U.S. District Court in New Jersey and alleges infringement of one or more patents owned by Aventis Pharmaceuticals.  Further, beginning in March 5, 2004, AMR Technology, along with Aventis Pharmaceuticals, filed suit in the U.S. District Court in New Jersey against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Dr. Reddy’s Laboratories, Amino Chemicals, Ltd., Sandoz, Inc. and Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., asserting infringement of two of our U.S. patents that are exclusively licensed to Aventis Pharmaceuticals relating to Allegra and Allegra-D products.

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

Item 6.             Exhibits

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

ALBANY MOLECULAR RESEARCH, INC.

Date: November 9, 2004	By:	/s/ Thomas E. D’Ambra, Ph.D.
Thomas E. D’Ambra, Ph.D.
Chairman of the Board, President and Chief Executive
Officer

Date: November 9, 2004	By:	/s/ David P. Waldek

David P. Waldek

Chief Financial Officer and Secretary