Form 10-K
period 2004-12-31
ALBANY MOLECULAR RESEARCH INC
filed 2005-03-16
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15( ) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15( ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15( ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 0-25323

Albany Molecular Research, Inc.

(Exact name of registrant as specified in its charter)

Delaware	14-1742717
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
21 Corporate Circle, P.O. Box 15098, Albany, New York	12212-5098
(Address of principal executive offices)	(zip code)

(518) 464-0279

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

Preferred Stock Purchase Rights

Title of Each Class

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒  No ☐

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on June 30, 2004 was approximately $294 million based upon the closing price per share of the Registrant’s Common Stock as reported on the Nasdaq National Market on June 30, 2004. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 18, 2005, there were 31,936,810 outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into Part III of this Report on Form 10-K:

(1)           The Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 18, 2005.

ALBANY MOLECULAR RESEARCH, INC.
INDEX TO
ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

This Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “intend,” “expect,” “anticipate,” “believe,” and “continue” or similar words. The Company’s actual results may differ materially from such forward-looking statements as a result of numerous factors, some of which the Company may not be able to predict and may not be within the Company’s control. Factors that could cause such differences include, but are not limited to, trends in pharmaceutical and biotechnology companies outsourcing chemical research and development, the loss of, or decrease in business with, a significant customer, sales of Allegra (including any deviations in estimates provided by Sanofi-Aventis [formerly Aventis]) and the Company’s receipt of significant royalties from the Allegra license agreement, the risk that Allegra may be approved for over-the-counter use, the over-the-counter sale of Claritin, the over-the-counter sale of generic alternatives for the treatment of allergies, the Company’s and Sanofi-Aventis  ‘ ability to successfully enforce their respective intellectual property, patent rights and technology, including with respect to the generic companies’ Abbreviated New Drug Application filings, the Company’s ability to commence operations in Singapore and India on schedule and within budget, the integration and operating risks associated with the Company’s acquisition of Organichem, the Company’s ability to successfully develop novel compounds and lead candidates in its collaborative arrangements, the Company’s ability to take advantage of proprietary technology and expand the scientific tools available to it, the ability of the Company’s strategic investments and acquisitions to perform as expected and any goodwill impairment related to such investments and acquisitions, the Company’s ability to successfully complete its ongoing expansion projects on schedule, the Company’s ability to execute its business plan for compound and chemical screening sample collections, and the Company’s ability to effectively manage its growth. All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future. References to “we,” “us,” and “our,” refers to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers should review carefully the risks and uncertainties identified below under the caption “Risk Factors and Certain Factors Affecting Forward-Looking Statements” and elsewhere in this 10-K. We do not undertake any obligation to update our forward-looking statements, except as required by applicable law.

PART I

ITEM 1.                BUSINESS.

Overview

Albany Molecular Research, Inc. (“the Company”), a Delaware corporation, was incorporated on June 20, 1991 and is a leading chemistry-based drug discovery and development company focused on identifying and developing novel biologically active small molecules with applications in the drug market. We conduct research and development projects and collaborate with many leading pharmaceutical, and biotechnology companies, and are developing new chemistry technology for potential pharmaceutical products. We engage in chemistry research, from lead discovery, optimization and development to commercial manufacturing. We believe we are the only company providing a critical mass of contract chemistry services to customers across the entire product development cycle from lead discovery to commercial manufacturing. Most of the services we offer have been traditionally provided by chemistry divisions within pharmaceutical and biotechnology companies, including drug lead discovery, medicinal chemistry, chemical development, analytical chemistry services and small-scale, pilot-plant and large-scale manufacturing. In February of 2003 we completed the acquisition of Organichem Corporation which is now our wholly-owned subsidiary. Organichem is a full service, custom manufacturer adhering to current Good Manufacturing Practices, (“cGMP”), and specializing in process development, pilot to commercial scale synthesis, high potency, low temperature and controlled substance manufacturing. Our Organichem location has manufactured ethical and over-the-counter drugs for more than 100 years. We have designed our services to permit our customers to reduce overall drug development time and cost and to simultaneously pursue a greater number of drug discovery and development opportunities.

In addition to our chemistry research services, we also conduct proprietary research and development to discover new lead compounds with commercial potential. We anticipate that we would then license these compounds to third parties in return for up-front service fees and milestone payments as well as recurring royalty payments if these compounds are developed into new commercial drugs. In 1995, our proprietary research and development activities led to the development, patenting and licensing of a substantially pure form of, and a manufacturing process for, the active ingredient in the non-sedating antihistamine fexofenadine HCl marketed by Sanofi-Aventis as Allegra in the Americas and as Telfast elsewhere. Pursuant to a licensing agreement with Sanofi-Aventis, we have earned a total of $266.3 million in milestones and royalties from the beginning of the contract in 1995 through December 31, 2004 and are entitled to receive ongoing royalties from Sanofi-Aventis based upon a percentage of sales of Allegra. In addition, many of our discovery technology contracts provide for us to receive licensing, milestone and royalty payments for discoveries that lead to commercial products.

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

The Importance of Chemistry in the Drug Discovery and Development Process

Lead Discovery.   The first major hurdle in drug discovery is the identification of one or more lead compounds that interact with a biological target, such as an enzyme, receptor or other protein that may be associated with a disease. A biological test, or assay, based on the target is developed and used to test or “screen” chemical compounds. Medicinal chemistry and combinational chemistry working interactively with computational science are used to synthesize these compounds rapidly and study the interaction between the three-dimensional molecular structures of the compounds and biological targets. The objective of lead discovery is to identify a lead compound for further research and development.

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

Clinical Trials.   During clinical trials, several phases of studies are conducted to test the safety and efficacy of a drug candidate. As study populations increase and trial durations lengthen, larger quantities of the active ingredient are required. The active pharmaceutical ingredient (“API”), and the formulated drug product, must be prepared under current good manufacturing practices, commonly referred to as cGMP, guidelines. Analytical chemistry services are critical to cGMP manufacturing. Additional preparations provide an opportunity to further refine the manufacturing process, with the ultimate goal of maximizing the cost effectiveness and safety of the synthesis prior to commercialization.

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

Trends in Contracting for Chemistry Services

Contract services have traditionally been limited to the later stages of drug development, such as clinical trial management and manufacturing. In the last ten years, many pharmaceutical and biotechnology companies began utilizing contract chemistry service providers to complement, or in some cases supplement, internal chemistry expertise. During this time, only a few companies provided chemistry services for drug discovery, development and manufacturing, and these companies typically focused only on certain stages of the drug development process. The following trends led to an increase in demand for contract chemistry services in drug discovery, development and manufacturing:

•       a larger number of drugs marketed today were not discovered in-house;

•       development of new technologies that continued to increase the number of targets and accelerate the identification of active compounds;

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

•       heightened regulatory environment and increased complexity that made the internal management of complicated discovery, development and manufacturing projects more difficult and costly; and

•       biotechnology and emerging pharmaceutical companies, in many cases, lacking the required in-house drug discovery and development expertise.

In 2003 and 2004, the market for contract chemistry services began to tighten. The number of entrants in the market increased, including a number of foreign companies operating under substantially lower cost structures, resulting in increased competition for services and pricing pressures. In addition, this timeframe marked a period of financial decline for the pharmaceutical and biotechnology industry due to factors such as patent expirations and successful patent challenges on “blockbuster” drugs, product recalls, and failure in clinical trials of developmental compounds expected to replace expiring patents. These factors have led to an overall decrease in spending on contract chemistry services, as well as a shift in spending away from the discovery phase of the pharmaceutical research and development process in an effort to bring previously identified compounds to market.

We believe that our organizational structure and strategic initiatives position us for long-term success in this evolving market. We have pursued strategies to establish lower-cost foreign operations in Singapore and India, and expect to commence operations in these locations in 2005. We believe the ability to offer customers a choice of business models and cost structures to meet their drug discovery needs will help to strengthen our competitive advantage while enabling us to maintain profit margins on our services. Organichem enables us to provide high-quality services across all phases of the pharmaceutical research and development process, including the development of large-scale manufacturing processes in accordance with regulatory guidelines and the subsequent production of these compounds for clinical trials and commercial sale. Finally, we began to see an increase in the demand for early and middle-stage services in the second half of 2004, specifically in the areas of developmental and small-scale cGMP manufacturing services. We expect this trend of renewed focus on the discovery and development component of pharmaceutical research and development to continue in 2005.

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

As part of our acquisition of New Chemical Entities in Bothell, WA in January 2001, we acquired an extensive collection of over 100,000 diverse compounds and natural product screening extracts. In February 2003, we obtained Eli Lilly and Co.’s collection of natural product assets including source materials, purified screening library samples, chemical analytical data and chemistry database tools. As part of our collaboration with Eli Lilly we have also significantly enhanced our biological screening capabilities. In January of 2004 we completed the construction and equipping of a new high throughput screening facility at our Bothell, WA location.

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

•       development and synthesis of analogs of lead compounds to broaden patent protection; and

•       resynthesis and expansion of customers’ chemistry libraries by employing combinatorial and computational chemistry.

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

Analytical Chemistry Services

Our analytical chemistry services develop assays for studying the purity of the various substances we synthesize, examining and detecting impurities, conduct physical testing, validate methods against established protocols and conduct stability testing. We also provide regulatory consulting services, including the preparation of regulatory filings, chemistry manufacturing and control documentation and testing, and scientific and technical writing. The cGMP guidelines mandated by the FDA necessitate employing analytical support for drugs under development, as well as for drugs already on the market. Our analytical services are designed to support our customers’ compliance with these guidelines. We typically provide these services at several stages throughout the drug discovery, development and manufacturing process starting with lead optimization. Analytical services that we provide include:

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

Large Scale Manufacturing

Our Organichem location is equipped to provide a wide range of custom chemical development and manufacturing capabilities. Through Organichem, we conduct commercial cGMP manufacturing of active pharmaceutical ingredients and advanced intermediates. Organichem’s large-scale cGMP manufacturing facilities provide synergies with our small-scale development laboratories, offering our customers excellence at every scale, from bench to production. In addition, Organichem provides a number of highly specialized production capabilities, including manufacturing of highly potent and cytotoxic agents, purification using critical fluid technology, production of controlled substances, and cryogenic reaction capabilities. In January 2003 our focus on quality was reinforced after a successful FDA inspection of Organichem resulted in no issuances of Form FDA 483 Observations of Objectionable Conditions and Practices.

Consulting Services

We provide to our customers, in particular our biotechnology customers, consulting services across all chemistry phases of drug discovery, development and manufacturing.

Proprietary Research and Development

Leveraging our wide array of chemistry disciplines and discovery technologies, we seek to discover and develop promising drug candidates and license these candidates in return for upfront fees, milestones and downstream royalty payments for commercialized drug products. Utilizing our medicinal chemistry expertise, high throughput biological screening capabilities, our combinatorial biocatalysis technology, natural products sample collections and other chemically and structurally diverse chemical collections generated through the application of combinatorial chemistry integrated with our computer assisted drug design capabilities, we pursue drug discovery opportunities and generate novel biologically active chemical substances. Our broad array of scientific disciplines also include capabilities in microbial fermentation, molecular biology, cell culture technologies, gene expression and cloning, in vitro drug metabolism testing and scale up synthesis of human metabolites. The Company has spent $23.9 million, $22.5 million, and $7.1 million on proprietary research and development activities in 2004, 2003, and 2002, respectively. Research and development expenditures in 2004 included a $3.1 million non-cash charge related to the issuance of warrants to Bristol-Myers Squibb (“BMS”) in exchange for one of BMS’ pre-clinical drug candidates.

Allegra/Telfast Licensing Agreement

Our proprietary research and development efforts to date have contributed to the discovery and development of one product that has reached the market. We discovered a new process to prepare a metabolite known as terfenadine carboxylic acid, or TAM, in a purer form. The purer form of TAM is the active ingredient in the non-sedating antihistamine known as fexofenadine HCl, which is sold by Sanofi-Aventis under the name Allegra in the Americas and as Telfast elsewhere. We have been issued several United States and foreign patents relating to TAM and the process chemistry by which TAM is produced. Subject to payment of government annuities and maintenance fees, our issued patents relating to TAM expire between 2013 and 2015. See “Item 3—Legal Proceedings” for discussion of current legal proceedings related to Allegra/Telfast.

In March 1995, we entered into a license agreement with Sanofi-Aventis. Under the terms of the license agreement, we granted Sanofi-Aventis an exclusive, worldwide license to any patents issued to us related to our original TAM patent applications. Since the beginning of the agreement through December 31, 2004, we have earned $7.4 million in milestone payments and $258.9 million in royalties under this license agreement. Sanofi-Aventis is obligated under the license agreement to pay ongoing royalties to us based upon sales of Allegra/Telfast. We are not entitled, however, to receive any additional milestone payments under the license agreement. Sales of Allegra/Telfast worldwide were approximately $1.85 billion for the year ended December 31, 2004, $1.97 billion for the year ended December 31, 2003, and $1.92 billion for the year ended December 31, 2002. Allergic reactions to plants, pollens and other airborne allergens generally occur during the spring and summer seasons. Therefore, we expect the demand for Allegra to be lower during other times of the year. Because Allegra sales change seasonally based on the demand for allergy medicines, our revenues are typically lower during the first and fourth calendar quarters.

Business Segments

The Company’s large scale cGMP manufacturing activities at its Organichem subsidiary represent a distinct business segment as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The Company’s remaining activities, including drug lead discovery, optimization, drug development, and small scale commercial manufacturing represent a separate distinct business segment as defined by SFAS No. 131. See the notes to the consolidated financial statements for financial information on the Company’s business segments.

Customers

Our customers include pharmaceutical companies and biotechnology companies and, to a limited extent, agricultural companies, fine chemical companies and contract chemical manufacturers. For the year ended December 31, 2004, contract revenue from our three largest customers represented 38%, 6% and 4%, respectively, of our contract revenue. For the year ended December 31, 2003, contract revenue from our three largest customers respectively represented approximately 34%, 10% and 6% of our contract revenue. For the year ended December 31, 2002, contract revenue from our three largest customers respectively represented approximately 12%, 12% and 7% of our contract revenue. Our largest customer, GE Biosciences (formerly Amersham Health PLC), represented 38% of total contract revenue for the year ended December 31, 2004. See Note 17 to the consolidated financial statements for information on geographic and other customer concentrations.

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

Employees

We believe that the successful recruitment and retention of qualified Ph.D., masters and bachelor level scientists is a key element in achieving our strategic goals. We believe that as competitive pressures in the pharmaceutical and biotechnology industries increase, the recruitment and retention of chemists will become increasingly competitive. In order to meet this challenge, we actively recruit scientists at colleges and universities, through third-party recruitment firms and through contacts of our employees. We believe the sophisticated chemistry performed in the course of our business will assist us in attracting and retaining qualified scientists. We offer competitive salaries and benefits to our scientists. As an incentive directed toward the recruitment and retention of highly skilled scientists, we have a program which provides that any scientist or scientists employed by us and named as an inventor on a patent not obtained in connection with a customer contract will receive a percentage of any net licensing, milestone and royalty revenues received by us with respect to such patent. Under this program, Thomas E. D’Ambra, Ph.D., our Chairman, President and Chief Executive Officer, receives payments as the sole inventor on the patents for fexofenadine HCl. Dr. D’Ambra earned $4.8 million in 2004, $5.2 million in 2003, and $5.1 million in 2002 under this program.

As of February 1, 2005, we had 805 employees. Organichem’s hourly work force of 107 employees is covered by a collective bargaining agreement with the International Chemical Workers Union. A new 3-year collective bargaining agreement was signed in January 2004 with the union and expires on January 10, 2007. None of our other employees are covered by a collective bargaining agreement. We consider our relations with our employees and the union to be good.

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

We have a policy of seeking patent protection for patentable aspects of our proprietary technology. We have been issued thirteen United States patents, five New Zealand patents, seven Australian patents, three Canadian patents, three Norwegian patents, two Japanese patents, two Finnish patents, two Irish patents, one South Korean patent, two Dutch patents, two Spanish patents, two Swiss patents, two British patents, two Swedish patents, two Portuguese patents, two Monaco patents, two Italian patents, two patents from Luxembourg, two Greek patents, two German patents, two French patents, two patents from Denmark, two Belgian patents, and one European patent collectively covering fexofenadine HCl and certain related manufacturing processes. Subject to payment of government annuities and maintenance fees, our United States patents expire between 2013 and 2015, our Canadian, European, and Japanese patents expire in 2014 and our New Zealand, South Korean, Irish, Dutch, Spanish, Swiss, British, Finnish, Swedish, Portuguese, Monaco, Italian, Luxembourg, Greek, German, French, Danish, Belgian, Australian and Norwegian patents expire between 2014 and 2016. Additionally, we have been issued two United States patents relating to Substituted Biaryl Purines as potent anticancer agents. Subject to payment of government annuities and maintenance fees, these patents expire in 2020 and 2021 respectively.

We seek patent protection with respect to products and processes developed in the course of our activities when we believe such protection is in our best interest and when the cost of seeking such protection is not inordinate. However, we cannot assure you that any patent application will be filed, that any filed applications will result in issued patents, or that any issued patents will provide us with a competitive advantage or will not be successfully challenged by third parties. The protections afforded by patents will depend upon their scope and validity, and others may be able to design around our patents.

We may also enter into collaborations or other arrangements whereby we retain certain ownership rights or may be entitled to receive milestones and royalties with respect to proprietary technology developed by us. On March 15, 2002, we signed an agreement with Bristol-Myers Squibb Company, or BMS, which included the transfer of ownership to us of three patent applications related to Attention Deficit Hyperactivity Disorder, or ADHD, and central nervous system indications were issued. In 2003, one of the United States patents applications relating to a series of aryl and heteroaryl tetrahydroisoquinolines for these indications was issued. Subject to the payment of government annuities and maintenance fees, this patent expires in 2020. In connection with the 2002 agreement, in March 2004, we issued warrants to purchase up to 516,232 shares of our common stock to BMS. We elected to retain ownership of the technology and all improvements made to date by us, resulting in the issuance of the warrants to BMS. The issuance of these warrants satisfies all equity-related obligations to BMS and results in our full ownership of these preclinical drug candidates and related intellectual property. We intend to seek a third party licensee to develop this technology. Many of our other current contracts with our customers provide that ownership of proprietary technology developed by us in the course of work performed under the contract is vested in the customer, and we retain little or no ownership interest.

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

Generally, in order to gain FDA approval, a company first must conduct preclinical studies in the laboratory and in animal models to gain preliminary information on a compound’s efficacy and to identify any safety problems. The results of these studies are submitted as a part of an investigational new drug application, or IND, that the FDA must review before human clinical trials of an investigational drug can start. In order to commercialize any products, we or our customer will be required to sponsor and file an IND and will be responsible for initiating and overseeing the clinical studies to demonstrate the safety and efficacy that are necessary to obtain FDA approval of any such products. Clinical trials are normally done in three phases and generally take two to seven years, but may take longer, to complete. After completion of clinical trials of a new product, FDA and foreign regulatory authority marketing approval must be obtained. If the product is classified as a new drug, we or our customer will be required to file a new drug application, or NDA, and receive approval before commercial marketing of the drug. The testing and approval processes require substantial time, effort and expense, and we cannot assure you that any approval will be granted on a timely basis, if at all. NDAs submitted to the FDA can take several years to obtain approval. Even if FDA regulatory clearances are obtained, a marketed product is subject to continual review. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. For marketing outside the United States, we will also be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

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

Internet Website

We maintain a website on the World Wide Web at www.albmolecular.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. We make available, free of charge, on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonable practicable after such reports are electronically filed with, or furnished to, the SEC. Our report filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov.

ITEM 2.                PROPERTIES.

Our principal manufacturing and research and development facilities are located in the United States. The aggregate square footage of our operating facilities is approximately 729,000 square feet, of which 458,400 square feet are owned and 271,000 square feet are leased. Set forth below is information on our principal facilities:

Location	Square Feet	Primary Purpose
Albany, New York	266,000	Manufacturing, Research & Development and Administration
East Greenbush, New York	64,000	Manufacturing & Research & Development
Rensselaer, New York	251,400	Manufacturing & Research & Development
Mt. Prospect, Illinois	88,000	Held for Sale
Syracuse, New York	28,000	Manufacturing & Research & Development
Bothell, Washington	32,000	Research & Development

We consider these facilities to be in good condition and suitable for their purpose. The capacity associated with these facilities is adequate to meet our anticipated needs through 2005.

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

AMR Technology, a subsidiary of the Company, along with Aventis Pharmaceuticals Inc., a U.S. pharmaceutical business of Sanofi-Aventis S.A., are involved in legal proceedings with several companies seeking to market generic versions of Allegra. Beginning in 2001, Barr Laboratories, Inc., Impax Laboratories, Inc., Mylan Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Dr. Reddy’s Laboratories, Ltd./Dr. Reddy’s Laboratories, Inc., Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., and Sandoz Inc. filed Abbreviated New Drug Applications (ANDAs) with the U.S. Food and Drug Administration, or FDA, to produce and market generic versions of Allegra products.

In response to the filings described above, beginning in 2001, Aventis Pharmaceuticals filed patent infringement lawsuits against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Dr. Reddy’s Laboratories, Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., and Sandoz. Each of the lawsuits was filed in the U.S. District Court in New Jersey and alleges infringement of one or more patents owned by or licensed to Aventis Pharmaceuticals. Further, beginning in March 5, 2004, AMR Technology, along with Aventis Pharmaceuticals, filed suit in the U.S. District Court in New Jersey against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Dr. Reddy’s Laboratories, Amino Chemicals, Ltd., Sandoz, Inc. and Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., asserting infringement of two of our U.S. patents that are exclusively licensed to Aventis Pharmaceuticals relating to Allegra and Allegra-D products.

In the pending litigations, Aventis Pharmaceuticals and AMR Technology have also entered into covenants not to sue the defendants under U.S. Patent No. 5,578,610, which patent has not been asserted in the litigation but which Aventis Pharmaceuticals exclusively licenses from us. However, we and Aventis Pharmaceuticals have agreed that Aventis Pharmaceuticals will continue to pay royalties to us based on that patent under our original license agreement with Aventis Pharmaceuticals. Under our arrangements with Aventis Pharmaceuticals, we will receive royalties until expiration of the underlying patents (2013 for U.S. Patent No. 5,578,610 and 2015 for U.S. Patent No. 5,750,703) unless the patents are earlier determined to be invalid.

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

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)   Market Information.   The Common Stock of the Company is traded on the Nasdaq National Market (“Nasdaq”) under the symbol “AMRI.” The following table sets forth the high and low closing prices for our Common Stock as reported by Nasdaq for the periods indicated:

Period	High	Low
Year ending December 31, 2004
First Quarter	$16.22	$14.47
Second Quarter	$17.19	$12.12
Third Quarter	$12.76	$9.00
Fourth Quarter	$11.52	$8.55
Year ended December 31, 2003
First Quarter	$17.94	$12.95
Second Quarter	$15.35	$10.97
Third Quarter	$16.56	$13.46
Fourth Quarter	$15.26	$13.03

(b)   Holders.   The number of record holders of our Common Stock as of February 18, 2005 was approximately 202. We believe that the number of beneficial owners of our Common Stock at that date was substantially greater than 202.

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

(d)   Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

In March 2004, we issued to Bristol-Myers Squibb Company (BMS) warrants to purchase up to 516,232 shares of our common stock, with exercise prices ranging from $30.24 to $35.24 per share. The exercise period for these warrants is 5.5 years. The issuance of these warrants results from a 2002 agreement whereby BMS transferred intellectual property to us, providing us with ownership of one of BMS’s preclinical drug candidates, along with patent applications covering attention deficit hyperactivity disorder (ADHD) and central nervous system indications. In connection with the agreement, in March 2004, we elected to retain ownership of the technology and all improvements made to date by us, resulting in the issuance of the warrants to BMS. The warrants were offered and sold in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

(e)   Equity Compensation Plan Information—The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2004:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	2,814,110	$19.76	1,704,426
Equity compensation plans not approved by security holders	—	—	—
Total	2,814,110	$19.76	1,704,426	(2)

(1)          Consists of the Stock Option Plan and the Employee Stock Purchase Plan (ESPP). Does not include purchase rights accruing under the ESPP because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period. Includes shares available for future issuance under the ESPP and Stock Option Plan.

(2)          Includes 1,265,639 shares available for the Stock Option Plan and 438,787 shares available for the ESPP.

ITEM 6.                SELECTED FINANCIAL DATA.

The selected financial data shown below for the fiscal years ended December 31, 2004, 2003, and 2002 and as of December 31, 2004 and 2003, have been derived from our audited consolidated financial statements included in this Form 10-K. The selected financial data set forth below for the fiscal years ended December 31, 2001 and 2000 and as of December 31, 2002, 2001 and 2000 have been derived from our audited financial statements for those years, which are not included in this Form 10-K. All share and per share amounts have been adjusted for stock splits. The information should be read in conjunction with the Company’s audited consolidated financial statements and related notes and other financial information included herein, including Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	As of and for the Year Ending December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Contract Revenue	$121,554	$144,667	$71,688	$60,334	$39,874
Recurring Royalties	47,973	51,682	51,139	41,675	29,226
Total Revenue	169,527	196,349	122,827	102,009	69,100
Cost of Contract Revenue	96,932	101,753	41,313	34,946	23,356
Write-down of library inventories	5,974	—	—	—
Total cost of contract revenue	102,906	101,753	41,313	34,946	23,356
Technology incentive award	4,789	5,183	5,107	4,165	2,921
Research and development	23,887	22,466	7,096	4,290	2,435
Selling, general and administrative	22,812	20,318	12,897	12,194	7,966
Property and equipment impairment	4,728	—	—	—	—
Goodwill impairment	14,494	—	—	—	—
Intangible asset impairment	3,541	—	—	—	—
Restructuring charge	1,184	—	—	—	—
Total costs and expenses	178,341	149,720	66,413	55,595	36,678
Income (loss) from operations	(8,814)	46,629	56,414	46,414	32,422
Equity in loss of unconsolidated affiliates	(65)	(372)	2,795	1,130	552
Interest (expense) income, net	317	785	3,108	6,650	4,521
Minority interest in consolidated subsidiaries	—	133	—	—	—
Loss on equity investment	(1,274)	—	—	—	—
Other income, net	(18)	403	93	127	187
Income (loss) before income tax expense	(9,854)	47,578	62,410	54,321	37,682
Income tax expense	1,837	16,714	22,686	19,707	14,089
Net income (loss)	$(11,691)	$30,864	$39,724	$34,614	$23,593
Basic earnings (loss) per share	$(0.37)	$0.97	$1.22	$1.05	$0.78
Diluted earnings (loss) per share	$(0.37)	$0.95	$1.19	$1.01	$0.74
Weighted average common shares outstanding, basic	31,627	31,880	32,632	33,065	30,363
Weighted average common shares outstanding, diluted	31,627	32,366	33,309	34,154	32,063
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$133,749	$124,628	$129,537	$135,865	$152,024
Property and equipment, net	145,753	146,639	72,518	59,756	30,914
Working Capital	179,765	174,609	163,133	155,276	161,335
Total assets	376,892	390,945	302,736	284,059	238,566
Long-term debt, less current maturities	48,603	53,129	5,281	5,930	120
Total stockholder’s equity	295,476	301,935	282,147	263,761	228,533
Other Consolidated Data:
Capital expenditures	$23,716	$30,554	$17,387	$21,155	$16,525

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

In addition to our chemistry contract services, we also conduct proprietary research and development to discover new therapeutically-active lead compounds with commercial potential. We anticipate that we would then license these compounds to third parties in return for up-front service fees and milestone payments as well as recurring royalty payments if these compounds are developed into new commercial drugs. In 1995, our proprietary research and development activities led to the development, patenting and licensing of a substantially pure form of, and a manufacturing process for, the active ingredient in the non-sedating antihistamine fexofenadine HCl marketed by Sanofi-Aventis S.A. as Allegra in the Americas and as Telfast elsewhere. In addition, certain of our discovery technology contracts provide for us to receive milestone and royalty payments for discoveries that lead to commercial products.

Our total revenue for 2004 was $169.5 million, including $121.5 million from our chemistry contract business and $48.0 million revenue from our royalties on sales of Allegra. During 2004 we performed work for more than 200 customers, including 28 new customers. We generated $36.6 million in cash from operations and spent $23.7 million in capital on our facilities and equipment, primarily related to the expansion of our manufacturing suites at Organichem. We recorded a net loss of $11.7 million in 2004, including $18.0 million of goodwill and intangible asset impairment, library inventory impairment of $6.0 million, property and equipment impairment of $4.7 million, warrant issuance costs of $3.1 million, a loss on an equity investment of $1.3 million, and a restructuring charge of $1.2 million. As of December 31, 2004, we had $133.7 million in cash, cash equivalents and investments and $53.1 million in bank and other related debt, carrying a blended interest rate of approximately 3.05%.

Strategy

We continue to execute a long-term strategy to grow our platform chemistry services business while leveraging our proprietary technologies and capabilities to provide greater value to our customers and further growth for the company. We have enhanced our chemistry service offerings with the addition of our high throughput screening expertise and technologies, the addition of Eli Lilly and Co.’s natural product collection, the launch of our semi-exclusive synthetic chemical libraries, and the completion of our diverse chemical sample collection. We believe that the pharmaceutical industry is placing more emphasis on the quality and content of compound libraries and their related screening versus the quantity of the compounds. We have also enhanced our service offerings with the addition of certain physical chemistry services to evaluate polymorphic forms and crystal habits and to evaluate salt selection for potential new drug candidates.

The 2003 acquisition of Organichem strategically positions us to offer high quality clinical trial and large scale cGMP commercial production capabilities for our customers, as well as expertise in high potency and controlled drug substance manufacturing which provide higher profit margins. We realized strategic benefits from our 2003 acquisition of Organichem by successfully transitioning several of our customers’ clinical supply manufacturing projects from our smaller scale chemistry laboratories into the facilities of Organichem. Organichem’s largest customer, GE Biosciences, is expected to discontinue purchases of one of the products that we sell to them by the third quarter of 2005. Sales of this product totaled $18.1 million, which represents 27% of Organichem’s 2004 revenue and 15% of total contract revenue for the year ended December 31, 2004. We expect GE Biosciences’ remaining purchases of this product to all occur in the first half of 2005 and to decrease by 15% from 2004 levels, with no revenues associated with this product after 2005. Our objective is to recoup the revenues associated with these sales decreases through increased sales of another product to GE Biosciences, as well as continued growth in the area of clinical supply manufacturing for advanced stage human trials. We will continue to seek opportunities to add services and technologies that add value to our customers. We are also evaluating opportunities to leverage our large-scale cGMP production facilities at Organichem, including identifying niche products to manufacture and sell as well as assessing complementary lines of business that support cGMP production.

We continue to advance our proprietary technologies and programs with the goal to generate licensing or other revenue opportunities. Our most near-term licensing opportunity relates to intellectual property transferred to us from BMS. The intellectual property provides us with ownership of one of BMS’s pre-clinical drug candidates, along with patent applications covering attention deficit hyperactivity disorder (ADHD) and other central nervous system indications. While we continue to invest in this program, we are also in discussions to license this technology in exchange for a combination of up-front license fees, milestones and royalty payments. We expect to make a significant additional investment in this program in 2005 with a view to finalizing the selection of a compound or compounds with respect to which we expect to subsequently file an Investigative New Drug (IND) application with the United States Food and Drug Administration (FDA) for the purpose of commencing human clinical trials. We also continue to utilize our proprietary technologies, including our biocatalysis and natural product capabilities, to further advance other early stage internal research programs in the fields of oncology, immunosuppresion and inflammation. We have initiated an internal screening program to screen our own chemical and natural product collections with the goal of generating lead candidates. If successful, we would seek a licensing partner at an appropriate research or developmental stage.

Additionally, we continue to seek comprehensive chemistry research and supply agreements with our customers that incorporate several of our service offerings and span across the entire pharmaceutical research and development process, including access to our chemical compound and natural product libraries, performance of screening and other lead discovery activities, performance of lead optimization and pre-clinical testing, and large-scale manufacturing for clinical trials and commercial sale if the product meets regulatory approval. Under these comprehensive agreements, companies typically receive a combination of fees for performance and delivery of goods and services, as well as milestone and royalty payments should collaborative efforts lead to the discovery of new products that reach the market.

The business environment for chemistry outsourcing continues to be challenging. Our customers remained under budgetary pressures and continued to spend a greater portion of their research and development dollars on later stage development projects in 2004. In addition, in certain areas of our business there has been a significant increase in foreign competition that has substantially lower cost structures. The lower cost structures result from parts of the world where salaries are a fraction of what they are in industrialized countries. This trend has resulted in pricing pressures in the U.S. and is impacting our ability to increase or maintain pricing on our customer contracts. We expect the increase in competition from lower cost locations, such as Asia and India, to continue. We are pursuing a plan to establish lower-cost foreign operations in Singapore and India, and expect to commence operations in these locations in 2005. We believe the ability to offer customers a choice of business models and cost structures to meet their drug discovery needs will help to strengthen our competitive advantage while enabling us to maintain profit margins on our services. We expect the trend of increased demand for our chemical development and early stage cGMP manufacturing that began in 2004 to continue through 2005.

The competitive environment facing Allegra also remained challenging during the past year. The marketing of Claritin as an OTC drug, the subsequent marketing of generic alternatives to Claritin, and health maintenance organization (HMO) programs attempting to direct consumers towards OTC antihistamines, resulted in a 6% decrease in sales of Allegra compared to the prior year. Given the absence of guidance from Sanofi-Aventis, we have incorporated in our earnings guidance up to a 10% decline in royalty revenues for 2005.

The recurring royalties we receive on the sales of Allegra/Telfast have historically provided a material portion of our operating cash flows. As discussed in Item 3 of this Form 10-K, several generic manufacturers have filed ANDA applications with the FDA seeking authorization to produce and market a generic version of Allegra. We and Aventis Pharmaceuticals have filed several patent infringement suits against these generic companies alleging infringement of certain U.S. patents. Should we or Aventis be unsuccessful in defending these patents we would experience a material decrease in operating cash flows.

Mt. Prospect Restructuring and Impairments

We continue to control our costs and seek opportunities to improve overall operating margins. As part of this process, on May 4, 2004 we announced our restructuring plan to consolidate operations by relocating our Mt. Prospect operations to our facilities in New York. AMRI’s proprietary biocatalysis technology platform, drug metabolism screening, research fermentation and chemical development technologies in Mt. Prospect were relocated to New York and continue to be fully integrated with AMRI’s drug discovery and development technologies. The consolidation of these technologies resulted in the closure of the Mt. Prospect Research Center during the fourth quarter of 2004. The consolidation was initiated as a result of a lack of anticipated growth in the Company’s chemical development services at the facility. As a result of the restructuring, 33 employees were terminated and 25 employees were relocated to facilities in New York.

During 2004 we incurred restructuring costs related to the Mt. Prospect Research Center restructuring totaling $1.2 million, primarily related to termination benefits and asset disposal costs. We also incurred $1.4 million in costs related to the relocation of employees and equipment from Mt. Prospect to Albany, which are included in selling, general, and administrative expenses on the consolidated statement of income. We also recorded a $1.6 million impairment charge in the second quarter of 2004, in accordance with the provision of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). This impairment charge was required to write-down the carrying value of the Mt. Prospect facility and related machinery and equipment to its estimated fair value.

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

We are currently marketing the Mt. Prospect Research Center facility for sale. The facility qualified for held for sale treatment in accordance with SFAS No. 144 during the fourth quarter. The long-lived assets associated with Mt. Prospect have been segregated to a separate line item on the consolidated balance sheet until they are sold and depreciation expense has ceased respective to those assets. We anticipate that as a result of this restructuring, we will experience annual expense savings up to $5.0 million starting in 2005 resulting from a reduction in facility and labor costs, however, these cost savings will be offset by increases in cost related to the start-up of our offshore operations.

Bothell Library Inventory Write-Off and Asset Impairment

In connection with the preparation of our results of operations for the quarter ended June 30, 2004, we completed an in-depth review of the carrying value of our library inventories. As previously disclosed, we made certain investments in 2003 which we believed would enhance our ability to market and sell our natural product libraries and achieve certain revenue targets. We also disclosed that if we were not able to successfully execute against our business plan within certain time constraints, including the achievement of revenue targets, or if market conditions were less favorable than those projected by management, we might be required to write-down the value of certain library assets and related goodwill and intangible assets. After investing in expanded marketing and sales efforts, we were not able to achieve any sales or signed purchase commitments for our natural product libraries during the six months ended June 30, 2004. As a result of our review, we recorded a reserve of $6.0 million to reduce the carrying value of our inventories. The reduction in the carrying value of our library inventories reflects the less favorable market conditions than previously projected by management and an excess quantity and carrying value of inventory on hand compared to projected future sales revenue. We continue to monitor the carrying value of our remaining natural product and lead finding sample collections for impairment. If we are unable to meet forecasted revenues related to those assets or if actual market conditions are less favorable than those projected, we may be required to write-down all or a portion of the remaining value of certain compound library assets (totaling $3.7 million at December 31, 2004), resulting in a charge to operations.

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

Equity Investment Impairment

In 2003, we received warrants, valued at $1.3 million, to purchase preferred equity in a privately owned drug discovery company. We are accounting for this investment under the cost method as we do not exert significant influence in the company. This investment was included in investment in unconsolidated affiliates on the consolidated balance sheet. We assess the fair value of this investment quarterly or whenever events or changes in circumstance indicate that the investment value may not be recoverable. In the fourth quarter of 2004, this entity attempted to raise additional financing in order to fund its operations, but was unable to secure such financing on acceptable terms. As such, we performed an assessment of the carrying value of our investment based on an analysis of the investment’s current financial condition, its prospects of generating additional cash flow from operating activities, the current market conditions for raising capital funding for companies in this industry and the likelihood that any funding raised would significantly dilute our ownership percentage. As a result of this analysis it was our judgment that an other-than-temporary impairment had occurred and that the fair value of our investment was zero, resulting in a non-cash loss on investment of $1.3 million.

Results of Operations

Effective January 1, 2003, we began consolidating our financial results with Organichem Corporation. For the period January 1, 2003 through February 11, 2003, our consolidated financial results reflect a 75.0% ownership of Organichem. Effective February 12, 2003, the date of our purchase of the remaining 25% ownership of Organichem, our financial results reflect 100% ownership of Organichem. As a result, our revenues and operating expenses in 2003 include the results for Organichem. During 2002, we included our proportionate share of Organichem’s net income in our income statement as equity in income of unconsolidated affiliates.

Operating Segment Data

We have organized our sales, marketing and production activities into the Albany Molecular Research (AMR) and Organichem segments based on the criteria set forth in SFAS No. 131, ‘‘Disclosures about Segments of an Enterprise and Related Information.’’ We rely on an internal management accounting system to report results of these segments. The accounting system includes revenue and cost information by segment. We make financial decisions and allocate resources based on the information it receives from this internal system. The AMR segment includes activities such as drug lead discovery, optimization, drug development and small scale manufacturing. The Organichem segment includes pilot to commercial scale manufacturing of active pharmaceutical ingredients and intermediates and high potency and controlled substance manufacturing all of which are in compliance with the Food and Drug Administration’s (FDA) current Good Manufacturing Practices, or cGMP.

Contract Revenue

Contract revenue consists primarily of fees earned under contracts with third-party customers. Our contract revenues for each of our AMR and Organichem segments were as follows:

	Year Ended December 31,
	2004	2003	2002
	(in 000’s)
AMR	$ 53,488	$ 65,600	$ 71,688
Organichem	68,066	79,067	—
Total	$ 121,554	$ 144,667	$ 71,688

Contract revenue for AMR for 2004 was $53.5 million, a decrease of 18% compared to contract revenue of $65.6 million in 2003. The reduction in our contract services was attributable to continued offshore competition, pricing pressures and reductions in chemistry spending by pharmaceutical and biotechnology companies, primarily in our discovery services area. We see the trends of offshore competition and pricing pressures continuing, and we have pursued strategies to establish lower-cost foreign operations in Singapore and India, and expect to commence operations in these locations in 2005. While the revenue from our offshore operations is not expected to be material to consolidated contract revenue in 2005, we believe the ability to offer customers a choice of business models and cost structures to meet their drug discovery needs will help to strengthen our competitive advantage. We expect the trend of increased demand for our development and small scale manufacturing services that began in the second half of 2004 to continue through 2005, with flat demand for discovery services.

Contract revenue at Organichem declined by $11 million, or 14% to $68.1 million in 2004 compared to $79.1 million in 2003. The decline in contract revenue was primarily attributable to a decrease in revenue from its second largest customer due to the timing of delivery requirements from this customer. This decrease was partially offset by an increase in demand for clinical supply manufacturing for advanced stage human trials. Organichem’s largest customer, GE Biosciences, is expected to discontinue purchases of one of the products that we sell to them by the third quarter of 2005. Sales of this product totaled $18.1 million, which represents 27% of Organichem’s 2004 revenue and 15% of total contract revenue for the year ended December 31, 2004. We expect GE Biosciences’ remaining purchases of this product to all occur in the first half of 2005 and to decrease by 15% from 2004 levels, with no revenues associated with this product after 2005. Our objective is to recoup the revenues associated with these sales decreases through increased sales of another product to GE Biosciences, as well as continued growth in the area of clinical supply manufacturing for advanced stage human trials.

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

Recurring Royalties

We earned royalties under our licensing agreement with Sanofi-Aventis S.A. for the active ingredient in Allegra/Telfast. Royalties were as follows:

Year Ended December 31,
2004	2003	2002
(in 000’s)
$47,973	$51,682	$51,139

Recurring royalties decreased 7% to $48.0 million for the year ended December 31, 2004 from $51.7 million for 2003. The decrease is primarily attributable to decreased sales of Allegra/Telfast by Sanofi-Aventis, due to over-the-counter competition from Allegra’s primary competitor, Claritin. The marketing of Claritin as an over-the-counter (OTC) drug, the subsequent marketing of generic alternatives to Claritin, and health maintenance organization (HMO) programs attempting to direct consumers towards OTC antihistamines, contributed to the decline in royalties. We expect OTC competition from Claritin to continue in 2005, as well as increased competition from the introduction of new prescription antihistamines into the United States market. As such, we expect as much as a 10% decline in royalty revenues in 2005.

Recurring royalties for the year ended December 31, 2003 increased 1% to $51.7 million, compared to $51.1 million for 2002. The increase was attributable to increased sales and market share of Allegra/Telfast by Sanofi-Aventis.

Cost of Contract Revenue

Cost of contract revenue, from which we derive gross profit from contract revenue, consists primarily of compensation and associated fringe benefits for employees, chemicals, depreciation and other indirect costs. Cost of contract revenue for our AMR and Organichem segments were as follows:

	Year Ended December 31,
	2004	2003	2002
	(in 000’s)
AMR	$ 51,186	$ 42,962	$ 41,313
Organichem	51,720	58,791	—
Total	$ 102,906	$ 101,753	$ 41,313
AMR Gross Margin	4.3%	34.5%	42.3%
Organichem Gross Margin	24.0%	25.6%	—
Total Gross Margin	15.3%	29.7%	42.3%

AMR had a contract revenue gross margin of 4.3% for the year ended December 31, 2004, compared to 34.5% for the same period in 2003. The decline in gross margin largely resulted from the write-down of our natural product and chemical library inventories of $6.0 million and $1.6 million in additional raw material inventory write-downs, as well as the decline in contract revenues in relation to the fixed cost components of AMR’s contract business. In addition, we recorded $0.6 million of amortization on our chemical library inventories during 2004. We expect AMR’s contract revenue gross margin to improve in 2005 due to a reduction in inventory charges, slight increases in contract revenues, and the recognition of cost savings due to the closure of Mount Prospect, partially offset by an expected increase in library inventory amortization, start-up costs for our off-shore operations and the recognition of compensation expense for stock options in 2005.

Organichem’s contract revenue gross margin decreased to 24.0% for the year ended December 31, 2004 compared to 25.6% for the same period in 2003. The decline in gross margin is due primarily to the decline in production and sales volume in relation to the fixed cost components of Organichem’s contract business. While we expect increased revenues at Organichem in 2005, gross margins are expected to continue to be under pressure.

For the year ended December 31, 2003, cost of contract revenue for AMR increased $1.7 million from 2002 due primarily to increased salary and related benefit costs for our scientific staff. AMR’s contract revenue margin was 35% for the year ended December 31, 2003 compared to 42% for 2002. The decrease in AMR’s contract revenue margin was due to lower overhead absorption resulting from decreased contract revenues. Organichem’s contract revenue margin increased to 26% in 2003 from 24% in 2002 as a result of cost reduction programs and synergies related to the acquisition. Included in Organichem’s cost of contract revenue in 2003 was $1.0 million in purchase accounting expenses related to an increase in the value of inventories acquired in the acquisition.

Technology Incentive Award

We maintain a Technology Development Incentive Plan designed to stimulate and encourage novel technology development by our employees. This plan allows eligible participants to share in a percentage of the net revenue earned by us relating to patented technology with respect to which the eligible participant is named as an inventor. Under our Technology Development Incentive Plan, Thomas E. D’Ambra, our Chairman, President and Chief Executive Officer, receives payments as the sole inventor of the patents for fexofenadine HCl equal to 10% of the total payments received by us with respect to those patents. The incentive award was as follows:

Year Ended December 31,
2004	2003	2002
(in 000’s)
$4,789	$5,183	$5,107

The technology incentive award expense incurred under our Technology Development Incentive Plan decreased 8% to $4.8 million for the year ended December 31, 2004, compared to $5.2 million for 2003. The decrease was directly attributable to the decrease in Allegra royalties in 2004. We expect technology incentive award expense to fluctuate directionally and proportionately with fluctuations in Allegra royalties in future periods.

The technology incentive award expense incurred under our Technology Development Incentive Plan increased 1% to $5.2 million for the year ended December 31, 2003, compared to $5.1 million for 2002. The increase was directly attributable to the increase in Allegra royalties in 2003 compared to 2002.

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

Year Ended December 31,
2004	2003	2002
(in 000’s)
$23,887	$ 22,466	$ 7,096

Research and development expenses increased 6% to $23.9 million for the year ended December 31, 2004 from $22.5 million for 2003. The increase is primarily attributable to $3.1 million in expenses recorded for the issuance of warrants to purchase shares of the Company’s common stock to Bristol-Myers Squibb (BMS) in the first quarter of 2004. The warrants were issued in conjunction with an agreement whereby BMS transferred intellectual property related to preclinical drug candidates and patent applications covering attention deficit hyperactivity disorder (ADHD) and central nervous system applications to the Company. The increase was partially offset by a decrease in costs associated with the design, research, and testing of the Company’s semi-exclusive libraries. Research and development expenses are expected to decrease in 2005 due to the elimination of warrant issuance costs, and the redeployment of scientific personnel from semi-exclusive library design and other internal research program initiatives to customer projects.

Projecting expected project completion dates and anticipated revenue from our internal research programs is not practical at this time due to the early stages of the projects and the inherent risks related to the development of new drugs. Our internal central nervous system program is our most advanced opportunity to generate revenue, and we expect that a significant portion of our 2005 research and development costs will be incurred in the further development of this project. We expect to make a significant additional investment in this program in 2005 with a view to finalizing the selection of a compound or compounds with respect to which we expect to subsequently file an Investigative New Drug (IND) application with the United States Food and Drug Administration (FDA) for purposes of commencing human clinical trials. While we continue to invest in this program, we are also in discussions to license this technology in exchange for a combination of up-front license fees, milestones and royalty payments. In addition to our central nervous system program, the Company also continues to utilize our proprietary technologies, including our biocatalysis and natural product capabilities, to further advance other early stage internal research programs in the fields of oncology, immunosuppresion and inflammation.

We budget and monitor our research and development costs by type or category, rather than by project on a comprehensive or fully allocated basis. In addition, a significant portion of our research and development expenses is not tracked by project as it benefits multiple projects or our technology platform. Consequently, fully loaded research and development cost summaries by project are not available.

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

Selling, General and Administrative

Selling, general and administrative expense consists of compensation and related fringe benefits for marketing, operational and administrative employees, professional services, marketing costs and all costs related to facilities and information services. Selling, general and administrative expenses were as follows:

Year Ended December 31,
2004	2003	2002
(in 000’s)
$22,812	$ 20,318	$ 12,897

The increase in selling, general and administrative expenses for the year ended December 31, 2004 is primarily due to professional fees related to our Sarbanes Oxley compliance initiatives and other accounting and valuation services of $2.6 million, and $1.4 million in employee and equipment relocation costs associated with the closure of the Mount Prospect facility. These increases were partially offset by the elimination of $1.4 million in abandonment costs associated with the relocation of our Iowa operations in 2003. Selling, general and administrative expenses are expected to increase overall in 2005, due to increased compensation costs associated with the recognition of stock-based compensation expense, administrative costs associated with our off-shore operations, and general increases in overall administrative costs. These increases are expected be partially offset by reductions in relocation costs and accounting fees, as well as administrative costs associated with the operation of the Mount Prospect facility.

Selling, general and administrative expenses increased 58% to $20.3 million for the year ended December 31, 2003 compared to $12.9 million for 2002. The increase was primarily attributable to the acquisition of Organichem, which had $2.0 million in selling, general and administrative costs for 2003, increased payroll related costs of $3.0 million, and a $1.4 million expense related to the relocation of our Iowa operations.

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

In addition, we initiated a restructuring which resulted in the closure of our Mt. Prospect Research Center and the consolidation of Mt. Prospect’s operations in our New York facilities. The restructuring triggered an assessment of the carrying value of the Mt. Prospect Research Center property and equipment and related goodwill. Based on its review, and in accordance with the provisions of SFAS 144 and SFAS 142, we determined that an impairment of certain related goodwill and property and equipment had occurred. Further, we incurred restructuring costs related to the Mt. Prospect restructuring.

Based on the foregoing, during the year ended December 31, 2004, the Company recorded non-cash pre-tax charges and incurred restructuring costs related to its Bothell and Mt. Prospect businesses as follows:

	Year Ended December 31,
	2004	2003	2002
	(in 000’s)
Property and equipment impairment	$ 4,728	$ —	$ —
Goodwill impairment	14,494	—	—
Intangible asset impairment	3,541	—	—
Restructuring charge	1,184	—	—

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

Restructuring

On May 4, 2004 we announced our plan to consolidate operations by relocating our Mt. Prospect facility operations to our facilities in New York. The Company’s proprietary biocatalysis technology platform, drug metabolism screening, research fermentation and chemical development technologies in Mt. Prospect have been relocated to New York and continue to be fully integrated with the Company’s drug discovery and development technologies. The restructuring resulted in the closure of the Mt. Prospect Research Center in the fourth quarter of 2004. The consolidation was initiated as a result of a lack of anticipated growth in the Company’s chemical development services at the facility. As a result of the restructuring, 33 employees were terminated and 25 employees were relocated to facilities in New York.

The Company has accounted for the restructuring costs as required by SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred, except for one-time termination benefits that meet certain requirements. These actions have resulted in the recognition of $1.2 million of restructuring charges for the year ended December 31, 2004, consisting primarily of employee termination costs and asset disposal costs.

The restructuring costs are included under the caption restructuring charge in the statements of operations and the restructuring liabilities are included in accounts payable and accrued expenses on the balance sheet at December 31, 2004. The following table displays the restructuring activity and liability balances:

	Balance at			Balance at
	January 1, 2004	Charges	Payments	December 31, 2004
	(in 000’s)
Termination benefits	$ —	$ 645	$ (516)	$ 129
Asset disposal costs	—	513	—	513
Other associated costs	—	26	(26)	—
Total	$ —	$ 1,184	$ (542)	$ 642

Costs of termination benefits relate to severance packages, outplacement services and career counseling for employees affected by the restructuring. Asset disposal costs relate primarily to brokerage commissions, legal fees, and marketing expenses associated with the planned sale of the Mount Prospect Research Center facility, which is included in property and equipment held for sale on the consolidated balance sheet.

The Company also incurred $1.4 million in employee and equipment relocation costs during 2004. These relocation costs are included under the caption “selling, general and administrative” in the statement of operations.

We are currently marketing the Mt. Prospect Research Center facility for sale. The facility qualified for held for sale treatment in accordance with SFAS No. 144 during the fourth quarter. The long-lived assets associated with Mt. Prospect have been segregated to a separate line item on the consolidated balance sheet until they are sold and depreciation expense has ceased respective to those assets. We anticipate the completion of the sale of the facility by June 2006.

The above restructuring activity was recorded exclusively in the AMR operating segment. The net cash outflow related to the restructuring for the year ended December 31, 2004 was $0.5 million. Anticipated cash outflows related to the restructuring for 2005 are $0.6 million, which primarily consists of the payment of accrued termination benefits and asset disposal costs. We anticipate that as a result of this restructuring, we will experience annual expense savings of up to $5.0 million starting in 2005 resulting from a reduction in facility and labor costs.

Equity in income (loss) of unconsolidated affiliates

Equity in income (loss) of unconsolidated affiliates represents the Company’s proportionate share in the income or loss of investees that the Company accounts for under the equity method. Equity in income (loss) of unconsolidated affiliates was as follows:

Year Ended December 31,
2004	2003	2002
(in 000’s)
$(65)	$ (372)	$ 2,795

The decrease in loss of $307 or 82% to ($0.1) million for the year ended December 31, 2004 from ($0.4) million for 2003 is attributed to the Company’s share of net losses in an equity method investee. The loss recorded in 2004 reduced the value of the Company’s investment to $0, and as such, no further adjustments will be recorded until the investee returns to a position of positive net worth.

The decrease in income of $3.1 million or 113% to ($0.4) million for the year ended December 31, 2003 from $2.8 million for 2002 is attributed to our acquisition of the remaining stock of Organichem in 2003, which increased our ownership percentage to 100% at February 11, 2003 from 39.2% at December 31, 2002, resulting in the full consolidation of Organichem’s financial results (reduced by a minority interest share representing the previous owners’ share of net income from January 1, 2003 through February 11, 2003) in 2003. The loss recorded in 2003 represents the Company’s share of the net loss in a separate equity method investee.

Interest expense

Year Ended December 31,
2004	2003	2002
(in 000’s)
$(1,641)	$ (1,446)	$ (168)

Interest expense increased $0.2 million or 13% to $1.6 million for the year ended December 31, 2004 from $1.4 million in 2003. The increase was primarily due to the capitalization of interest costs incurred during the construction of the Company’s headquarters facility in 2003.

Interest expense increased $1.2 million to $1.4 million for the year ended December 31, 2003 compared to 2002. The increase was the result of our new credit facility which we entered into on February 12, 2003 to fund the purchase of Organichem’s remaining shares.

Interest income

Year Ended December 31,
2004	2003	2002
(in 000’s)
$1,958	$ 2,231	$ 3,276

Interest income decreased $0.3 million or 12% to $1.9 million for the year ended December 31, 2004 from $2.2 million for 2003. The decrease is due primarily to a decrease in our rate of return as higher-yielding securities matured and were replaced with securities yielding the lower rates reflected in current market conditions. The Company also earned lower rates on its interest-bearing cash accounts and other short-term cash equivalents in 2004 due to the downturn in the interest rate environment.

Interest income decreased 32% to $2.2 million for the year ended December 31, 2003 from $3.3 million for 2002. The decrease was the result of the lower interest rate environment on the Company’s municipal and government bond portfolio.

Loss on equity investment

We have equity investments in leveraged private companies that have operations in areas within our strategic focus. During 2003, we made equity investments in two private companies totaling $2.1 million. Under the terms of these agreements, we provided FTE services to each customer in exchange for equity securities, plus additional fee for service cash payments. We assess the fair value of these investments quarterly or whenever events or changes in circumstance indicate that the investment value may not be recoverable. During the fourth quarter of 2004, one of our investees attempted to raise additional financing in order to fund its operations, but was unable to secure such financing on acceptable terms. As such, we performed an assessment of the carrying value of our investment based on an analysis of the investee’s current financial condition, its prospects of generating additional cash flow from operating activities, the current market conditions for raising capital funding for companies in this industry and the likelihood that any funding raised would significantly dilute our ownership percentage. As a result of this analysis it was our judgment that an other-than-temporary impairment had occurred and that the fair value of our investment was zero, resulting in a non-cash loss on investment of $1.3 million.

We determined that no impairment was required for our remaining equity investment based on our analysis as of December 31, 2004. However, should the events and conditions that are indicative of impairment as noted above arise, the Company may be required to record additional impairment charges in future periods.

Income tax expense

Year Ended December 31,
2004	2003	2002
(in 000’s)
$1,837	$ 16,714	$ 22,686

Income tax expense decreased to $1.8 million for the year ended December 31, 2004, compared to $16.7 million for 2003. Income tax expense in 2004 reflects the goodwill and intangible asset impairment charges as non-deductible tax items. Excluding the impact of these items on pre-tax income, the decrease in the effective tax rate from 2003 is due to the increased impact of permanent tax-deductible items in relation to decreased pre-tax income in 2004. We expect the effective tax rate to approximate 32% of pre-tax income for 2005.

Income tax expense decreased to $16.7 million for the year ended December 31, 2002, compared to $22.7 million for 2002. The effective rate for our provision for income taxes was 35% in 2003 compared to 36% in 2002. The lower tax rate is attributable to the preferential tax treatment Organichem receives for its foreign export sales.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities. During 2004, we generated cash of $36.6 million from operating activities. The primary sources of operating cash flows are payments received for the performance of contracted chemistry services and royalty payments received from Sanofi-Aventis   based upon a percentage of sales of Allegra. The primary uses of operating cash flows are the payment of compensation and benefits to both scientific and administrative personnel, purchases of inventory and supplies, and payment of occupancy costs. The Company’s 2004 net loss of $11.7 million includes several significant non-cash charges including depreciation and amortization of $15.3 million, goodwill impairment charges of $14.5 million, and impairments of property, plant and equipment, intangible assets, and library inventories of $14.2 million. These non-cash charges are partially offset by the recognition of $4.4 million of deferred tax benefit, which is a non-cash income item.

During 2004, we used $10.9 million in cash for investing activities, resulting from $23.7 million for the acquisition of property and equipment, partially offset by proceeds from investment securities of $13.1 million. During 2004, we used $2.7 million for financing activities, consisting of $4.5 million in long-term debt repayments, offset by $1.8 million provided by stock option and stock purchase plan exercises.

Working capital was $179.8 million at December 31, 2004 compared to $174.6 million at December 31, 2003. The increase of $5.2 million resulted primarily from the reclassification of $5.6 million in property and equipment as held-for-sale due to the closure of the Mt. Prospect Research Center, an increase in cash, cash equivalents and investments of $9.1 million due to the collection of receivables (a corresponding decrease in working capital of $4.8 million) and reduced capital expenditures in 2004, and a decrease in the current portion of accrued pension benefits payable of $1.9 million. Partially offsetting these increases in working capital were an increase in taxes payable of $1.0 million due to the timing of income tax payments and an increase in unearned income of $0.9 million due to the receipt of funds at the end of 2004 for customer projects that will be performed in 2005

Total capital expenditures for the year ended December 31, 2004 were $23.7 million as compared to $30.6 million for the year ended December 31, 2003. Capital expenditures in 2004 were predominantly in connection with expansion of our manufacturing facilities at Organichem. These expenditures were primarily financed through operating cash flows. For 2005, we expect to incur $21 million in capital expenditures, primarily related to the continued expansion of Organichem manufacturing facilities and the outfitting of leasehold space in Singapore in preparation for the commencement of operations at that location.

We entered into a credit facility consisting of $30.0 million term loan and $35.0 million line of credit to fund the acquisition of Organichem during 2003. The term loan matures in February, 2008. As of December 31, 2004, the interest rate on $15.0 million of the outstanding term loan balance was 4.61% and the interest rate on the remaining $7.5 million was 3.23%. The line of credit expires in February 2006 and bears interest at a variable rate based on the Company’s leverage ratio. We are currently in discussions with our lenders to extend the term of the line of credit. As of December 31, 2004, the outstanding balance of the line of credit was $25.5 million and the interest rate was 3.09%. The credit facility contains certain financial covenants, including a maximum leverage ratio, a minimum required operating cash flow coverage ratio, a minimum earnings before interest and taxes to interest ratio and a minimum current ratio. Other covenants include limits on asset disposals and the payment of dividends. As of December 31, 2004 and 2003 we were in compliance with all covenants under the credit facility.

Working capital was $174.6 million at December 31, 2003 compared to $163.1 million at December 31, 2002. The increase of $11.5 million resulted primarily from an increase in inventory of $20.9 million and accounts receivable of $4.7 million primarily due to the Organichem acquisition, offset by a $4.9 million decrease in cash and cash equivalents and investments, an increase of $4.8 million in accounts payable and accrued expenses and in increase of $2.5 million in accrued pension costs which represents what we expect to contribute in 2004 to our defined benefit pension plans.

Total capital expenditures for the year ended December 31, 2003 were $30.6 million as compared to $17.4 million for the year ended December 31, 2002. Capital expenditures in 2003 were predominantly in connection with the expansion of our facilities in Albany, New York and at Organichem. These expenditures were primarily financed through operating cash flows. As of December 31, 2003, we had approximately $4.7 million in purchase commitments for construction contracts.

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

The recurring royalties we receive on the sales of Allegra/Telfast have historically provided a material portion of our operating cash flows. As discussed in Item 3 of this Form 10-K, several generic manufacturers have filed ANDA applications with the FDA seeking authorization to produce and market a generic version of Allegra. We and Aventis Pharmaceuticals have filed several patent infringement suits against these generic companies alleging infringement of certain U.S. patents. Should we or Aventis be unsuccessful in defending these patents we would experience a material decrease in operating cash flows.

Contractual Obligations

The following table sets forth our long-term contractual obligations and commitments as of December 31, 2004.

Payments Due by Period (in thousands)

	Total	Under 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt (principal)	$53,129	$4,526	$34,624	$10,159	$3,820
Long-Term Debt (interest)(1)	$3,493	$1,544	$1,215	$243	$491
Operating Leases	$12,392	$2,296	$4,610	$2,710	$3,093
Purchase Commitments	$5,976	$5,976	—	—	—
Pension Plan Contributions	$887	$631	$256	—	—

(1)          Represents estimated interest payments on the Company’s long-term debt based on current interest rates.

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

In 2004, 2003 and 2002 we awarded Technology Incentive Compensation to the inventor of the terfenadine carboxylic acid metabolite technology, which is covered by the Company’s patents relating to the active ingredient in Allegra. The inventor is Thomas D’Ambra, our Chairman, President and Chief Executive Officer. The amounts awarded and included in the consolidated statements of income for the years ended December 31, 2004, 2003 and 2002 are $4.8 million, $5.2 million and $5.1 million, respectively. Included in accrued compensation in the accompanying consolidated balance sheets at both December 31, 2004 and 2003 are unpaid Technology Development Incentive Compensation awards of $1.2 and $1.3 million, respectively.

Notes Receivable

From time to time we make loans to non-officer employees in the form of notes receivable. The notes receivable and accrued interest will not be repaid to us provided the employee remains in our employ throughout the term of the loan. If employment is terminated prior to the end of the loan term, a pro-rata portion of the principal and interest shall be repaid to us. Notes receivable from employees at December 31, 2004 and 2003 totaled $414,000 and $138,000, respectively. The amounts forgiven and charged to operations in the consolidated statements of income for the years ended December 31, 2004, 2003 and 2002 are $91,000, $192,000 and $200,000, respectively.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, equity investments, unbilled revenue, income taxes, pension and postretirement benefit plans, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Up-Front License Fees Milestone and Royalty Revenue.   We analyze our agreements to determine whether the elements can be separated and accounted for individually or as a single unit of accounting in accordance with EITF No. 00-21, Revenue Arrangements with Multiple Deliverables and SAB 104, Revenue Recognition. Allocation of revenue to individual elements which qualify for separate accounting is based on the estimated fair value of the respective elements. Generally, the provisions for licensing, milestone and royalty payments included in our contracts are related to the occurrence of specific identifiable events. We will recognize revenue from up-front non-refundable licensing fees over the period we have continuing involvement in the underlying project. We will recognize revenue arising from a milestone payment upon the successful achievement of the event, and the resolution of any uncertainties or contingencies regarding potential collection of the related payment, or if appropriate over the remaining term of the agreement.

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

Recurring Royalty Revenue Recognition.   Recurring royalties consist of royalties under a license agreement with Sanofi-Aventis based on the worldwide sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere. We record royalty revenue in the period in which the sales of Allegra occur. Royalty payments from Sanofi-Aventis are due within 45 days after each calendar quarter and are determined based on sales of Allegra/Telfast in that quarter.

Restructuring Charges

The Company accounts for its restructuring costs as required by SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred, except for one-time termination benefits that meet certain requirements.

Inventory

Inventory consists primarily of commercially available fine chemicals used as raw materials in the research and production process, work-in-process and finished goods at our Organichem location and chemical compounds in the form of natural product and novel compound collections. We capitalize the costs associated with the production of our novel compound collections. Inventories are stated at the lower of cost (first-in, first-out basis) or market. We record reserves for excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions, which could result in a charge to operations.

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

Capitalized costs are amortized over the economic life of the library (estimated at 3 years) at the greater of (a) the ratio of the product’s current gross revenue to the total of current and expected gross revenues or (b) the straight-line method computed by dividing the remaining unamortized capitalized cost by the remaining economic life of the product. The remaining economic life is reassessed at each balance sheet date and changes in estimate, if appropriate, are made to the amortization model. Amortization of library inventories is included within research and development expense on the consolidated income statement. In addition, the Company monitors the carrying value of its natural product and lead finding sample collections for impairment on a quarterly basis. The Company compares the carrying values of these collections to their estimated net realizable fair values, which are based on estimated future sales of these collections, to determine impairment. The Company recognizes an impairment charge for any collection whose carrying value is greater than its estimated net realizable fair value. If we are unable to meet forecasted revenues related to those assets or if actual market conditions are less favorable than those projected, additional write-downs of all or a portion of the remaining value of compound library assets (totaling $3.7 million at December 31, 2004) may be required, resulting in a charge to operations.

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

If management’s expectations of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of our reporting units could change significantly. Such a change could result in additional goodwill impairment charges in future periods, which could have a significant impact on our consolidated financial statements. Total goodwill recorded on the Company’s balance sheet at December 31, 2004 was $25.7 million, including $23.1 million of goodwill associated with the Company’s acquisition of Organichem, Inc.

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

Equity Investments

We have equity investments in leveraged private companies that have operations in areas within our strategic focus. We account for these investments using the cost method of accounting for investments as our ownership interest in each customer is below 20% and we do not have the ability to exercise significant influence over the entities. We assess the fair value of these investments quarterly or whenever events or changes in circumstance, such as changes in market conditions, poor operating results of the underlying investments, or the inability of the entities to obtain additional financing indicate that the investment value may not be recoverable. However, should the events and conditions that are indicative of impairment as noted above arise, the Company may be required to record additional impairment charges in future periods. Total equity investments recorded on the Company’s balance sheet at December 31, 2004 were $1.0 million.

Pension and Postretirement Benefit Plans

We maintain pension and postretirement costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, expected return on plan assets, and trends in health care costs, which are updated on an annual basis. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in the related pension benefit costs may occur in the future due to changes in the assumptions.

Allowance for Doubtful Accounts

We record an allowance for doubtful accounts to absorb estimated receivable losses as circumstances arise that bring into doubt our ability to fully collect on outstanding receivable balances. The allowance and related accounts receivable are reduced when the account is deemed uncollectible.

Environmental costs

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

Stock-Based Compensation

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

The Company discloses the pro-forma compensation cost for stock option grants in accordance with SFAS No. 123. Pro-forma compensation cost is based on the fair value of the options on their grant date, and is recognized over the period of requisite service. The fair value of stock option grants is determined utilizing the Black-Scholes option pricing model. Inherent in these valuations are key assumptions, including expected volatility in the Company’s common share price, risk-free interest rates, and the expected lives of the options granted, and are updated for each option grant. We are required to consider current market conditions, including interest rates and the market for the Company’s common stock, as well as historical data regarding option exercises and forfeitures in making these assumptions. Changes in the related compensation costs associated with future grants may occur due to changes in the assumptions.

The Company expects to adopt SFAS No. 123 (revised), Share-Based Payment, in the third quarter of 2005. SFAS No. 123 (R) will require the recognition of compensation expense associated with share-based payment in the Company’s consolidated income statement, and is expected to have a material impact on the Company’s results of operations.

Income Taxes

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the taxable income in the two previous tax years to which tax loss carryback can be applied. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in the carryback period and tax planning strategies in making this assessment, and records a valuation allowance on deferred tax assets when considered necessary.

Recent Accounting Pronouncements

In November 2004, the FASB issued Statement No. 151, Inventory Costs—an Amendment of ARB No. 43, Chapter 4 , to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as defined in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. This statement applies to the Company for the fiscal year ending December 31, 2006. The Company will assess the impact of applying this statement in 2005.

In December 2004, the FASB issued Statement No. 123 (Revised), Share-Based Payment (Revised), which amends FASB Statement No. 123 Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, in establishing standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, as well as transactions in which in an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. The provisions of this statement are effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This statement applies to the Company for the fiscal quarter ending September 30, 2005. The Company expects that as a result of adopting this Statement that the Company will recognize expense in the consolidated income statement for the fair value of share options issued to its employees, as well as for the portion of the purchase discount on the market price of the Company’s common stock offered to employees in conjunction with the Company’s Employee Stock Purchase Plan (ESPP) that is considered compensatory based on the guidance in FAS No. 123(R). The Company has not completed its determination, however, it is expected that the application of this Statement will have a material impact on the Company’s results of operations.

In December 2004, the FASB issued Staff Position No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. This Staff Position clarifies that the tax deduction for qualified domestic production activities provided by the American Jobs Creation Act of 2004 should be accounted for as a special deduction under FAS 109 as opposed to a tax-rate deduction. The phase-in of the tax deduction begins with qualifying production activities for the year ending December 31, 2005. The Company has not determined the amount of tax deduction it expects to receive under the Act or the impact of applying the Staff Position on the Company’s financial position, results of operations or cash flows.

RISK FACTORS AND CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

The following factors should be considered carefully in addition to the other information in this Form 10-K. Except as mentioned under “Quantitative and Qualitative Disclosure About Market Risk” and except for the historical information contained herein, the discussion contained in this Form 10-K contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, that involve risks and uncertainties. Our actual results could differ materially from those discussed in this Form 10-K. Important factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere herein.

Pharmaceutical and biotechnology companies may discontinue or decrease their usage of our services.

We depend on pharmaceutical and biotechnology companies that use our services for a large portion of our revenues. Although there has been a trend among pharmaceutical and biotechnology companies to outsource drug research and development functions, this trend may not continue. We have experienced increasing pressure on the part of our customers to reduce expenses, including the use of our services as a result of negative economic trends generally and in the pharmaceutical industry. Our contract revenues declined in 2004 and we may continue to be adversely effected should economic conditions worsen. If pharmaceutical and biotechnology companies discontinue or decrease their usage of our services, including as a result of a slowdown in the overall United States economy, our revenues and earnings could be lower than we expect and our revenues may decrease or not grow at historical rates.

We may lose one or more of our major customers.

During the year-ended December 31, 2004, revenues from GE Biosciences totaled $49.6 million and represented approximately 38% of our contract revenue, or 27% of our total revenue. Organichem entered into a long-term supply agreement with GE Biosciences in 1999 under which GE Biosciences’ purchases from us begin to expire in 2006 and terminate at the end of 2007. GE Biosciences is expected to discontinue purchases of one of the products that we sell to them by the third quarter of 2005. Sales of this product totaled $18.1 million, which represents 27% of Organichem’s 2004 revenue and 15% of total contract revenue for the year ended December 31, 2004. We expect GE Biosciences’ remaining purchases of this product to all occur in the first half of 2005 and to decrease by 15% from 2004 levels, with no revenues associated with this product after 2005. Additionally, GE Biosciences’ purchases have historically exceeded the contractual minimum purchases, however, this may not continue. If GE Biosciences materially reduces its historical purchase levels or we can not renew or replace the revenue from this contract or the revenue from the discontinued product, there may be a material decrease in our revenues and operating income. In addition, during the year ended December 31, 2004, our AMR segment provided services to three major customers represents approximately 13% of our contract revenues or 9% of our total revenue. These customers typically may cancel their contracts with 30 days’ to one-year’s prior notice depending on the size of the contract, for a variety of reasons, many of which are beyond our control. If any one of our major customers cancels its contract with us, our contract revenues may decrease.

The royalties we earn on Allegra may decrease.

We have been issued several patents on a pure form of, and a manufacturing process for, fexofenadine HCl. The patent positions of pharmaceutical, medical and biotechnology firms can be uncertain and can involve complex legal and factual questions. Litigation, in particular patent litigation, can be complex and time-consuming and the outcome is inherently uncertain. We cannot assure investors that Sanofi-Aventis will ultimately succeed in its current or any future litigation against generic drug manufacturers involving patents with respect to Allegra. In the event that one or more of the patents owned by us or Sanofi-Aventis are ultimately determined to be invalid or unenforceable, Sanofi-Aventis and we would lose exclusivity with respect to the claims covered by those patents. Any such loss of exclusivity and the contemporaneous introduction of generic forms of fexofenadine HCl may cause a reduction in Allegra sales. In addition, under our current arrangements with Sanofi-Aventis, Sanofi-Aventis, with consultation from us, will take the lead with respect to preparing and executing a strategy to defend and enforce certain of the patents relating to Allegra, and is executing that role in the current litigation. As a result, we may not be able to control the conduct of such litigation and the strategic decisions that are made during the course of such litigation. See “Item 3—Legal Proceedings.”

On May 11, 2001, an FDA advisory panel recommended that the prescription allergy drugs Claritin, Allegra and Zyrtec are safe enough to be made available over-the-counter. The panel had been assembled as a result of a 1998 petition by Blue Cross of California (now Wellpoint Health Networks) requesting that the three top-selling prescription antihistamines be changed to OTC status. The FDA panel’s only consideration was whether Claritin, Allegra and Zyrtec have the safety profile for over-the-counter use without a learned intermediary. The panel’s recommendation remains under consideration by the full FDA. The FDA’s reaction to its advisory panel’s recommendation with regard to the safety of Allegra is uncertain. In November 2002, Schering Plough received approval by the FDA to voluntarily switch the status of Claritin from prescription to OTC status. In December 2002, Schering Plough began to market and sell Claritin as an OTC drug.

Royalties from sales of Allegra currently constitute a significant portion of our total revenues and operating income. During the year ended December, 31 2004, our royalties from Allegra were $48.0 million, which represented approximately 28% of our total revenues. For the year ended December 31, 2003, our royalties from Allegra were $51.6 million, which represented approximately 26% of our total revenues. The marketing of OTC Claritin and subsequent private-label antihistamine OTC products in the U.S. has adversely affected Allegra’s reimbursement status by third-party payers resulting in a decline in sales growth in the U.S. during 2004. Further Claritin OTC competition, the potential for generic Allegra competition and the possibility that the FDA requires Allegra or Zyrtec to be sold in an over-the-counter form, may further adversely affect Allegra’s reimbursement status by third-party payers and the price at which it can be sold. Any such price reduction may not be adequately offset by increased volume of sales. If the dollar amount of Allegra sales subject to our license agreement decreases, due to these or any other factors, our revenues from our license agreement with Sanofi-Aventis will also decrease. Because we have very few costs associated with the Allegra license, a decrease in revenues from our license agreement for Allegra would have a material effect on our revenue and operating income. For example, a $5.0 million decrease in our Allegra royalty revenue would decrease our operating income by $4.5 million.

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

As of December 31, 2004 the total cost of our chemical and natural product libraries included in our inventory is $3.7 million. Although we write down our inventories for estimated obsolescence or unmarketable inventory, if we are not able to execute our business plan within certain prescribed timeframes, or if actual market conditions are less favorable than we project, additional inventory write-downs may be required in the future. For example, during 2004 we recorded a $6.0 impairment charge related to our chemical and natural product library collections. See Note 4 to the consolidated financial statements for further information regarding this impairment charge.

Our goodwill may become impaired.

As of December 31, 2004, we have $25.7 million of goodwill on our consolidated balance sheet. We perform an annual assessment of the carrying value of our goodwill for potential impairment through an independent third-party. A determination of impairment is made based upon the estimated future cash flows of the operations associated with goodwill. An independent third-party impairment review was completed in 2003 and determined that no impairment was required. If goodwill is determined to be impaired in the future we would be required to record a charge to our results of operations. For example, during 2004 we recorded goodwill impairment charges totaling $14.5 million. Factors we consider important which could result in an impairment include the following:

•       significant underperformance relative to historical or projected future operating results;

•       significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•       significant negative industry or economic trends; and

•       our market capitalization relative to net book value.

See Note 20 to the consolidated financial statements for further information regarding the 2004 impairment charge.

We may lose valuable intellectual property if we are unable to protect it.

Some of our most valuable assets include patents and trade secrets. Part of our business is developing technologies that we patent and then license to other companies. However, some technologies that we develop may already be patented by other companies. For this and other reasons, we may not be able to obtain patents for each new technology that we develop. Even if we are able to obtain patents, the patents may not sufficiently protect our interest in the technology. Similarly, we may not be able to protect our trade secrets by keeping them confidential. Additionally, protecting our patents and trade secrets may be costly and time consuming. To the extent we are unable to protect intellectual property; our investment in those technologies may not yield the benefits we expected. In addition, we may be subject to claims that we are infringing on the intellectual property of others. We could incur significant costs defending such claims. If we are unsuccessful in defending these claims, we may be subject to liability for infringement.

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

We acquired EnzyMed, Inc., a provider of combinatorial biocatalysis discovery services, in October 1999; American Advanced Organics, Inc., a contract manufacturer of novel compounds, pharmaceutical intermediates and test drug substances, in February 2000; New Chemical Entities, a chemistry-based drug discovery company, in January 2001; and Great Lakes Chemical Company’s research and development facility outside of Chicago, Illinois in September 2001. We made a strategic investment in Organichem Corporation in December 1999 to facilitate a management buyout of a chemical manufacturing facility from Nycomed Amersham, plc and completed the full acquisition of Organichem in February 2003. These transactions may not be as beneficial to us as we expect. We also have an investment in Fluorous Technologies, Inc. Fluorous Technologies is a development stage company and may not be able to successfully develop technology and products. During 2003, we made additional equity investments in two private companies. Under the terms of these agreements, we also provided FTE services to each company in exchange for equity securities and fee for service cash payments. Both of these companies are currently in the process of raising additional financing. We record an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions, poor operating results of underlying investments or the investees’ inability to obtain additional financing could result in our inability to recover the carrying value of the investments, thereby requiring an impairment charge in the future. For example, during the fourth quarter of 2004 we recorded a $1.3 million impairment charge related to an investment we made in a drug discovery company.

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

Our business is highly dependent on our senior management and scientific staff, including:

•       Dr. Thomas E. D’Ambra, our Chairman, Chief Executive Officer and President;

•       Mark T. Frost, our Chief Financial Officer, Secretary and Treasurer;

•       James J. Grates, our Vice President, Operations

•       Eric Smart, our Vice President, Business Development

•       Dr. Michael P. Trova, our Senior Vice President, Chemistry;

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

We develop, test and, to a limited extent, manufacture drugs that are used by humans. If any of the drugs that we develop, test or manufacture harms people; we may be required to pay damages to those persons. Although we carry liability insurance, we may be required to pay damages in excess of the amounts of our insurance coverage. Damages awarded in a product liability action could be substantial and could have a negative impact on our financial condition.

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

Organichem has completed an environmental remediation associated with groundwater contamination at its Rensselaer, New York location. This contamination is associated with past practices at the facility prior to 1990, and prior to AMRI’s investment or ownership of the facility. Ongoing costs associated with the remediation include biannual monitoring and reporting to the State of New York’s Department of Environmental Conservation. Under the remediation plan, Organichem is expected to pay for monitoring and reporting until 2009. Under a 1999 agreement with the facility’s previous owner, Organichem’s maximum liability under the remediation is $5.0 million. If the State of New York Department of Environmental Conservation finds that we fail to comply with the appropriate regulatory standards, it may impose fines on us which could have a negative impact on our operations. Additionally, if we are unable to enforce our contractual maximum remediation liability of $5.0 million, it may have an adverse affect on our results of operations.

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

There are provisions in our certificate of incorporation and bylaws which may discourage a third party from making a proposal to acquire us, even if some of our stockholders might consider the proposal to be in their best interests. These provisions include the following:

•       Our certificate of incorporation provides for three classes of directors with the term of office of one class expiring each year, commonly referred to as a “staggered board.” By preventing stockholders from voting on the election of more than one class of directors at any annual meeting of stockholders, this provision may have the effect of keeping the current members of our board of directors in control for a longer period of time than stockholders may desire.

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

We have adopted a Shareholder Rights Plan, the purpose of which is, among other things, to enhance the Board’s ability to protect shareholder interests and to ensure that shareholders receive fair treatment in the event any coercive takeover attempt of us is made in the future. Under the terms of the Shareholder Rights Plan, the Board can in effect prevent a person or group from acquiring more than 15% of the outstanding shares of our Common Stock. Once a shareholder acquires more than 15% of our outstanding Common Stock without Board approval (the “acquiring person”), all other shareholders will have the right to purchase securities from us at a price less than their then fair market value. These subsequent purchases by other shareholders substantially reduce the value and influence of the shares of Common Stock owned by the acquiring person.

Our officers and directors will have significant control over us and their interests may differ from yours.

At February 18, 2005, our directors and officers beneficially owned or controlled approximately 15.3% of our common stock. Individually and in the aggregate, these stockholders significantly influence our management, affairs and all matters requiring stockholder approval. In particular, this concentration of ownership may have the effect of delaying, deferring or preventing an acquisition of us and may adversely affect the market price of our common stock.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk with respect to interest rates. The risk is composed of changes in future cash flows due to changes in interest rates on our variable rate $22.5 million term loan, $25.5 million line of credit, and our $5.1 million industrial development authority bonds.

To mitigate this risk, we have entered into interest rate swap agreements that have fixed the interest rate on 28% of our debt. Included in other assets is $44,000, which represents the estimated increase in market value since entering into the swap agreements.

The potential loss in future cash flows from a 10% adverse change in quoted interest rates would approximate $113,000.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements and notes thereto appear on pages F-1 to F-43 of this Form 10-K Annual Report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer and Chief Financial Officer regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation and the inventory valuation material weakness described below relating to the process for identifying reserves for excess and obsolete inventory, the process for analyzing the amortization period for deferred inventory variances, and the process for the transfer of accumulated unbilled project costs to cost of revenue, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•  pertain to the maintenance of records that, in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and, that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

•  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, assessed as of December 31, 2004 the effectiveness of the Company’s internal control over financial reporting. In making this assessment, management used the criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the Company did not maintain effective controls over inventory valuation at the Company’s large scale manufacturing facility. Specifically, during the fourth quarter of 2004, the Company failed to identify certain obsolete inventory during its year end reconciliation process and also failed to demonstrate that its controls over ensuring a complete and adequate review for excess inventory had been performed by management in a timely manner. In addition, the Company failed to maintain an adequate level of documentary evidence to demonstrate that its amortization period for deferred inventory variances was accurate. Furthermore, during the year-end reconciliation of unbilled project costs the Company failed to identify a project which had been billed but for which the related costs had not been expensed. Certain of these control deficiencies resulted in audit adjustments to the Company’s December 31, 2004 inventory balance, however, they did not result in the restatement of any of the Company’s annual or interim consolidated financial statements. Additionally, these control deficiencies result in more than a remote likelihood that a misstatement to the inventory and cost of sales accounts resulting in a material misstatement to annual or interim financial statements would not be prevented or detected. Accordingly, management has determined that these deficiencies constitute a material weakness. Because of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 based on the criteria in the Internal Control—Integrated Framework.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included on page F-2 of this Annual Report on Form 10-K.

Remediation Steps to Address the Material Weakness

The Company is in the process of remediating the identified material weakness in the Company’s internal control over financial reporting. The Company is implementing new controls to ensure that all obsolete inventory is appropriately reserved for. These controls include an enhanced reconciliation process for system generated obsolete inventory reports to the general ledger reserve account to ensure that the general ledger reserve account is accurate and complete. Further, increased internal documentation will be prepared to support the Company’s excess inventory reserves. With regard to the Company’s analysis of the amortization period for deferred inventory variances, the Company is implementing new procedures to analyze the deferred inventory amortization period, including documentation of the method used to calculate the amortization period. With respect to the Company’s accumulated unbilled project costs, the Company is implementing procedures to ensure completed projects are removed from the account balance in a timely manner. These procedures include a review of the projects included in the account balance by additional Company personnel. Furthermore, during the fourth quarter of 2004 the Company initiated the process of identifying an Enterprise Resource Planning (ERP) application that, once implemented, will provide additional enhancements of the Company’s current internal control environment. The Company has also committed additional external resources to perform a review of the inventory accounting procedures at its large scale manufacturing facility in order to identify additional process enhancements.

Changes in Internal Control Over Financial Reporting

There were no changes, other than as discussed below, in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has corrected the identified weakness in the Company’s disclosure controls and procedures that led to the inappropriate recording of amortization on bond premiums by taking the following steps: (a) requiring that a review of bond investment accounting be performed by additional accounting personnel; and (b) requiring that a reconciliation of general ledger accounts with the calculation of accumulated other comprehensive income be performed by the accounting department and reviewed by an appropriate supervisor. These new controls were found to be effectively working during the Company’s fourth quarter.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information appearing under the captions “Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on May 18, 2005 is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION.

The information appearing under the captions “Executive Compensation—Summary Compensation,—Compensation Committee Interlocks and Insider Participation, and—Agreements with Named Executive Officers,” and “Information Regarding Directors—The Board of Directors and its Committees” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on May 18, 2005 is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under the caption “Principal and Management Stockholders” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on May 18, 2005 is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information appearing under the caption “Certain Transactions” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on May 18, 2005 is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the caption “Audit Fees” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on May 18, 2005 is incorporated herein by reference.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)           Financial Statements.

The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

(a) (2)           Financial Statement Schedules

The following financial schedule of Albany Molecular Research, Inc. is included in this annual report on Form 10-K.

Schedule II—Valuation and Qualifying Accounts	1

Schedules other than that which is listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

(a) (3)           Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1

Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 000-25323).

3.2

Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 000-25323).

4.1

Specimen certificate for shares of Common Stock, $0.01 par value, of the Company (incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-58795)).

4.2

Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Albany Molecular Research, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on September 19, 2002 (File No. 000-25323).

4.3

Shareholder Rights Agreement, dated as of September 18, 2002, between the Company and Mellon Investor Services LLC, as Rights Agent (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on September 19, 2002 (File No. 000-25323).

10.1

Lease dated as of October 9, 1992, as amended, by and between the Company and Hoffman Enterprises (incorporated herein by reference to Exhibit 10.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-58795)).

10.2*	1998 Stock Option and Incentive Plan of the Company (incorporated herein by reference to Exhibit 10.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-58795)).
10.3*

Amended and Restated 1992 Stock Option Plan of the Company (incorporated herein by reference to Exhibit 10.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-58795)).

10.4*	1998 Employee Stock Purchase Plan of the Company (incorporated herein by reference to Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-58795)).
10.5

Form of Indemnification Agreement between the Company and each of its directors (incorporated herein by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-58795)).

10.6

License Agreement dated March 15, 1995 by and between the Company and Marion Merrell Dow Inc. (now Sanofi-Aventis , S.A.) (excluding certain portions which have been omitted as indicated based upon an order for confidential treatment, but which have been filed separately with the Commission) (incorporated herein by reference to Exhibit 10.7 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-58795)).

10.7	Amendment to 1998 Stock Option and Incentive Plan of the Company (filed herewith).
10.8

Agreement dated December 16, 1997 by and between the Company and Eli Lilly and Company (excluding certain portions which have been omitted as indicated based upon an order for confidential treatment, but which have been filed separately with the Commission) (incorporated herein by reference to Exhibit 10.9 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-58795)).

10.9*	Technology Development Incentive Plan (incorporated herein by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-58795)).
10.10*

Employment Agreement between the Company and Thomas E. D’Ambra, Ph.D. (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 000-25323).

10.11*

Employment Agreement between the Company and Harold Meckler, Ph.D. (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 000-25323).

10.12*

Employment Agreement between the Company and Michael P. Trova, Ph.D. (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 000-25323).

10.13*

Form of Employee Innovation, Proprietary Information and Post-Employment Activity Agreement between the Company and each of its executive officers (incorporated herein by reference to Exhibit 10.14 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-58795)).

10.17*

Employment Agreement between the Company and Mark Frost (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2004 File No. 000-25323).

10.18*

Employment Agreement between the Company and James J. Grates (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 000-25323).

10.19	Credit Agreement, dated as of February 12, 2003, by and between the Company and Fleet National Bank, Fleet Securities, Inc., JP Morgan Chase Bank, and Citizens Bank of Massachusetts (filed herewith).
10.21

Restated and Revised Lease Agreement, dated as of December 1, 1999, between the University at Albany Foundation and the Company (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 000-25323).

10.22*	Amended and Restated Technology Development Incentive Plan (confidential treatment has been requested as to certain portions of this Exhibit).
21.1	Subsidiaries of the Company (filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).
31.1	Rule 13a-14(a)/15d-14(a) certification
31.2	Rule 13a-14(a)/15d-14(a) certification
32.1	Section 1350 certification
32.2	Section 1350 certification

*       Denotes management contract of compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2005	ALBANY MOLECULAR RESEARCH, INC.
	By:	/s/ THOMAS E. D’AMBRA
Thomas E. D’Ambra, Ph.D.
Chairman of the Board, President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ THOMAS E. D’AMBRA	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2005
Thomas E. D’Ambra, Ph.D.
/s/ MARK T. FROST	Chief Financial Officer, Treasurer and Secretary	March 15, 2005
Mark T. Frost	(Principal Financial and Accounting Officer)
/s/ PAUL S. ANDERSON	Director	March 15, 2005
Paul S. Anderson, Ph.D.
/s/ FRANK W. HAYDU	Director	March 15, 2005
Frank W. Haydu, III
/s/ DONALD E. KUHLA	Director	March 15, 2005
Donald E. Kuhla, Ph.D.
/s/ KEVIN O’CONNOR	Director	March 15, 2005
Kevin O’Connor
/s/ ARTHUR J. ROTH	Director	March 15, 2005
Arthur J. Roth
/s/ ANTHONY P. TARTAGLIA	Director	March 15, 2005
Anthony P. Tartaglia, M.D.

INDEX TO CONSOLIDATED
FINANCIAL STATEMENTS ALBANY MOLECULAR RESEARCH, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Albany Molecular Research, Inc:

We have completed an integrated audit of Albany Molecular Research Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of (loss) income, stockholders’ equity and comprehensive (loss) income and cash flows present fairly, in all material respects, the financial position of Albany Molecular Research Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that Albany Molecular Research Inc. (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls over inventory valuation at the Company’s large scale manufacturing facility, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2004, the Company did not maintain effective controls over inventory valuation at the Company’s large scale manufacturing facility. Specifically, during the fourth quarter of 2004, the Company failed to identify certain obsolete inventory during its year end reconciliation and also failed to demonstrate that its controls over ensuring a complete and adequate review for excess inventory had been performed by management. In addition, the Company failed to maintain an adequate level of documentary evidence to demonstrate that its amortization period for deferred inventory variances was accurate. Furthermore, during the year-end reconciliation of unbilled project costs the Company failed to identify a project which had been billed but for which the related costs had not been expensed. Certain of these control deficiencies resulted in audit adjustments to the December 31, 2004 inventory balance. In addition, these control deficiencies could result in a misstatement to the inventory and cost of sales accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that these deficiencies constitute a material weakness. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that Albany Molecular Research Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO . Also, in our opinion, because of the effects of the material weakness described above on the achievement of the objectives of the control criteria, Albany Molecular Research Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

/s/PricewaterhouseCoopers LLP
Albany, New York
March 14, 2005

ALBANY MOLECULAR RESEARCH, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
Years Ended December 31, 2004, 2003 and 2002
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Contract revenue	$121,554	$144,667	$71,688
Recurring royalties	47,973	51,682	51,139
Total revenue	169,527	196,349	122,827
Cost of contract revenue	96,932	101,753	41,313
Write-down of library inventories	5,974	—	—
Total cost of contract revenue	102,906	101,753	41,313
Technology incentive award	4,789	5,183	5,107
Research and development	23,887	22,466	7,096
Selling, general and administrative	22,812	20,318	12,897
Property and equipment impairment	4,728	—	—
Goodwill impairment	14,494	—	—
Intangible asset impairment	3,541	—	—
Restructuring charge	1,184	—	—
Total costs and expenses	178,341	149,720	66,413
(Loss) income from operations	(8,814)	46,629	56,414
Equity in loss of unconsolidated affiliates	(65)	(372)	2,795
Interest expense	(1,641)	(1,446)	(168)
Interest income	1,958	2,231	3,276
Minority interest in consolidated subsidiaries	—	133	—
Loss on equity investment	(1,274)	—	—
Other (expense), income net	(18)	403	93
(Loss) income before income tax expense	(9,854)	47,578	62,410
Income tax expense	1,837	16,714	22,686
Net (loss) income	$(11,691)	$30,864	$39,724
Basic (loss) earnings per share	$(0.37)	$0.97	$1.22
Diluted (loss) earnings per share	$(0.37)	$0.95	$1.19

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.
CONSOLIDATED BALANCE SHEETS
Years Ended December 31, 2004 and 2003
(In thousands, except per share amounts)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$41,171	$18,187
Investment securities, available-for-sale	92,578	106,441
Accounts receivable (net of allowance for doubtful accounts of $205 at December 31, 2004 and $309 at December 31, 2003)	14,263	18,261
Royalty income receivable	12,178	12,970
Inventory	32,415	34,292
Unbilled services	21	248
Prepaid expenses and other current assets	3,893	5,254
Property and equipment held for sale	5,627	—
Total current assets	202,146	195,653
Property and equipment, net	145,753	146,639
Other assets:
Goodwill	25,747	40,241
Intangible assets and patents, net	1,201	4,864
Equity investment in unconsolidated affiliates	956	2,191
Other assets	1,089	1,357
Total other assets	28,993	48,653
Total assets	$376,892	$390,945
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$9,621	$8,776
Deferred revenue	2,089	1,179
Accrued compensation	4,668	4,068
Accrued pension benefits	631	2,500
Income taxes payable	846	—
Current installments of long-term debt	4,526	4,521
Total current liabilities	22,381	21,044
Long-term liabilities:
Long-term debt, excluding current installments	48,603	53,129
Deferred income taxes	6,997	11,407
Pension and postretirement benefits	3,139	2,844
Environmental liabilities	296	343
Swap contract	—	243
Total liabilities	81,416	89,010
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 50,000 shares; 33,942 shares issued in 2004 and 33,694 shares issued in 2003	340	337
Additional paid-in capital	189,608	184,365
Retained earnings	142,816	154,507
Accumulated other comprehensive loss, net	(117)	(103)
	332,647	339,106
Less, treasury shares at cost, 2,077 shares in 2004 and 2003	(37,171)	(37,171)
Total stockholders’ equity	295,476	301,935
Total liabilities and stockholders’ equity	$376,892	$390,945

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME
Years Ended December 31, 2002, 2003 and 2004

		Common Stock		Additional		Accumulated Other
	Preferred	Number of	Par	Paid-in	Retained	Comprehensive	Treasury Stock			Comprehensive
	Stock	Shares	Value	Capital	Earnings	Income	Shares	Amount	Total	Income
	(In thousands)
Balances at December 31, 2001	$ —	33,127	$ 331	$ 180,524	$ 83,919	$ (562)	(20)	$ (451)	$ 263,761
Comprehensive income:
Net income					39,724				39,724	$ 39,724
Unrealized gain on investment securities, available-for-sale, net of taxes						130			130	130
Organichem Corporation Other Comprehensive Loss						(361)			(361)	(361)
Total comprehensive income										$ 39,493
Tax benefit from exercise of stock options				427					427
Issuance of common stock in connection with stock option plan and ESPP		318	3	1,191					1,194
Issuance of warrants to BMS				500					500
Treasury shares purchased							(1,098)	(23,228)	(23,228)
Balances at December 31, 2002	—	33,445	334	182,642	123,643	(793)	(1,118)	(23,679)	282,147
Comprehensive income:
Net income					30,864				30,864	30,864
Unrealized loss on investment securities, available-for-sale, net of taxes						(189)			(189)	(189)
Organichem Corporation Other Comprehensive Loss						1,035			1,035	1,035
Unrealized loss on interest rate swap contract, net of taxes						(156)			(156)	(156)
Total comprehensive income										$ 31,554
Tax benefit from exercise of stock options				591					591
Issuance of common stock in connection with stock option plan and ESPP		249	3	1,132					1,135
Treasury shares purchased				—			(959)	(13,492)	(13,492)
Balances at December 31, 2003	$ —	33,694	$ 337	$ 184,365	$ 154,507	$ (103)	(2,077)	$ (37,171)	$ 301,935

Comprehensive Loss:
Net loss					(11,691)				(11,691)	$ (11,691)
Unrealized loss on investment securities, available-for-sale, net of taxes						(218)			(218)	(218)
Reclassification adjustment for net securities losses included in net income, net of taxes						22			22	22
Unrealized gain on interest rate swap contract, net of taxes						182			182	$ 182
Total comprehensive loss										$ (11,705)
Tax benefit from exercise of stock options				347					347
Issuance of warrants to BMS.				3,053					3,053
Issuance of common stock in connection with stock option plan and ESPP.		248	3	1,843					1,846
Balances at December 31, 2004	$ —	33,942	$ 340	$ 189,608	$ 142,816	$ (117)	(2,077)	$ (37,171)	$ 295,476

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004, 2003 and 2002
(In thousands)

	Year ended December 31,
	2004	2003	2002
Operating Activities
Net (loss) income	$(11,691)	$30,864	$39,724
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	15,264	13,105	4,906
Net amortization of premiums on securities	446	324	827
Abandonment loss	—	1,400	—
Provision for obsolete inventories	3,579	645	—
Write-down of library inventories	5,974	—	—
Property, plant and equipment impairment	4,728	—	—
Goodwill impairment	14,494	—	—
Intangible asset impairment	3,541	—	—
Warrant issuance expense	3,053	—	500
Provision for doubtful accounts	(77)	279	—
Loss on equity investment in unconsolidated affiliates	1,274	—	—
Tax benefit of stock option exercises	347	591	427
Equity in loss (income) of unconsolidated affiliates	65	372	(2,795)
Minority interest in consolidated subsidiary	—	(133)	—
Forgiven principal on notes receivable- related party	91	192	200
Deferred income tax (benefit) expense	(4,366)	3,280	3,157
Net realized loss on sale of securities	36	—	—
Change in fair value of non-hedge interest rate swap	—	(231)	—
(Increase) decrease in operating assets, net of business combination:
Accounts receivable	3,971	(980)	(3,607)
Royalty income receivable	792	280	(890)
Unbilled services	227	308	439
Inventory	(8,286)	(2,958)	(6,929)
Prepaid expenses and other assets	1,523	2,548	1,356
Increase (decrease) in operating liabilities, net of business combination:
Accounts payable, accrued compensation and accrued expenses	1,445	(4,901)	293
Income taxes payable	846	2,060	(967)
Deferred revenue	910	63	(1,872)
Pension and postretirement benefits	(1,574)	(733)	—
Environmental liability	(47)	(81)	—
Net cash provided by operating activities	36,565	46,294	34,769
Investing Activities
Net purchases of securities	(63,213)	(34,081)	(87,318)
Proceeds from sale of investment securities	76,268	41,425	71,191
Purchase of business, net of cash acquired	—	(28,304)	—
Purchases of property, plant and equipment	(23,716)	(30,554)	(17,387)
Payments for patent applications and other costs	(245)	(410)	(317)
Purchase of equity investment in unconsolidated affiliate	—	—	(342)
Net cash used in investing activities	(10,906)	(51,924)	(34,173)
Financing Activities
Proceeds from borrowings under long-term debt	—	30,071	—
Principal payments on capital leases	—	(491)	(438)
Principal payments on long-term debt	(4,521)	(8,469)	(230)
Payment to acquire treasury shares	—	(13,492)	(23,228)
Proceeds from exercise of options and ESPP	1,846	1,135	1,194
Net cash (used in) provided by financing activities	(2,675)	8,754	(22,702)
Increase (decrease) in cash and cash equivalents	22,984	3,124	(22,106)
Cash and cash equivalents at beginning of period	18,187	15,063	37,169
Cash and cash equivalents at end of period	$41,171	$18,187	$15,063
Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in net unrealized gain/(loss) on securities available-for-sale, net of tax	$(196)	$(189)	$130
Increase (decrease) in net unrealized gain/(loss) on swap contract, net of tax	$182	$(156)	—
Conversion of accounts receivable to equity investments and note receivable	$104	$2,894	—
Conversion of debenture receivable to investment in Organichem	—	$15,000	—
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,846	$1,265	$152
Income taxes	$4,545	$10,728	$20,899

ALBANY MOLECULAR RESEARCH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2004, 2003 and 2002
(In thousands)

In 2003, the Company purchased all remaining stock of Organichem Corporation for $29,926. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired	$79,493
Cash paid for the capital stock, net of cash acquired	(28,304)
Liabilities assumed	$51,189

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(In thousands, except per share amounts)

1.   Summary of Significant Accounting Policies

Nature of Business:

Albany Molecular Research, Inc. (the “Company”) is a leading chemistry-based drug discovery and development company focused on applications for new small molecule prescription drugs. The Company conducts research and development projects and collaborates with many leading pharmaceutical and biotechnology companies, and is developing new chemistry technology for potential pharmaceutical products. The Company engages in chemistry research, from lead discovery, optimization and development to commercial manufacturing. In addition to its chemistry research services, the Company also conducts proprietary research and development to develop new technologies and to discover new lead compounds with commercial potential. The Company seeks to license these compounds to third parties in return for up-front service fees and milestone payments as well as recurring royalty payments if these compounds are developed into new drugs successfully reaching the market. The Company is also producing novel compound collections and chemical screening collections. The Company’s wholly-owned subsidiary, Organichem Corporation, provides a wide range of custom chemical development and manufacturing services. Organichem conducts commercial manufacturing of active pharmaceutical ingredients and advanced intermediates.

Basis of Presentation:

The consolidated financial statements include the accounts of Albany Molecular Research, Inc. (“AMRI”) and its wholly-owned subsidiaries, Organichem Corporation (“Organichem”), AMRI Bothell Research Center, AMR Technology, Inc. and Albany Molecular Research Export, Inc. All intercompany balances and transactions have been eliminated during consolidation. When necessary, prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

Under the terms of the Debenture Purchase Agreement with Organichem Corporation described in Note 3, the Company converted debentures into additional shares of Organichem common stock on January 1, 2003, thereby increasing the Company’s ownership interest of Organichem Corporation to 75%. Accordingly, 100% of the operating results of Organichem Corporation have been included in the Company’s results of operations from January 1, 2003 to February 11, 2003, with an offset to minority interest in consolidated subsidiaries equal to 25% of Organichem Corporation’s operating results.

On February 12, 2003, the Company exercised its call option under the Put/Call Agreement described in Note 3 and acquired all of the remaining outstanding common stock of Organichem Corporation for $29.9 million in cash. Accordingly, 100% of Organichem Corporation’s operating results are included in the Company’s results of operations since February 12, 2003.

Revenue Recognition:

The Company’s revenue recognition policies are in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”) and EITF No. 00-21, Revenue Arrangements with Multiple Deliverables.

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

Generally, the provisions for licensing, milestone and royalty payments included in contracts are related to the occurrence of specific identifiable events. The Company recognizes revenue from up-front non-refundable licensing fees over the period the Company’s has a continuing involvement in the underlying project. The Company will recognize revenue arising from a milestone payment over the remaining contract term or upon the successful achievement of the event, the resolution of any uncertainties or contingencies regarding potential collection of the related payment, and when the payment approximates the fair value of achieving the milestone.

Recurring royalties consist of royalties under a license agreement with Sanofi-Aventis based on the worldwide sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere. We record royalty revenue in the period in which the sales of Allegra/Telfast occur, because we can reasonably estimate such royalties. Royalty payments from Sanofi-Aventis are due within 45 days after each calendar quarter and are determined based on sales of Allegra/Telfast in that quarter.

Cash Equivalents:

Cash equivalents consist of money market accounts and overnight deposits. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Allowance for Doubtful Accounts:

The Company records an allowance for doubtful accounts for estimated receivable losses. Management reviews outstanding receivable balances on a regular basis in order to assess the collectibility of these balances, and adjusts the allowance for doubtful accounts accordingly. The allowance and related accounts receivable are reduced when the account is deemed uncollectible.

Inventory:

Inventory consists primarily of commercially available fine chemicals used as raw materials in the research and production process, work-in-process and finished goods in our Organichem location and chemical compounds in the form of natural product and novel compound libraries. The Company capitalizes the costs associated with the production of its novel compound libraries. Inventories are stated at the lower of cost (first-in, first-out basis) or market. Organichem inventories are valued based on standard costs as they are produced. Variances from standard costs are accumulated as they are incurred and are included in the carrying value of inventory. Accumulated variances are deferred and recognized through cost of contract revenue in the consolidated statement of income over the estimated period of inventory turns. The Company writes down inventories for obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Any such write-down would result in a charge to operations.

As part of the Company’s strategy to provide a comprehensive offering of natural product and chemical lead finding discovery services and technologies to its customers, it has acquired natural product sample collections and related assets and is producing novel compound libraries and chemical screening collections. The natural product sample collections were acquired in connection with the 2001 acquisition of NCE. For internally developed libraries, the Company is capitalizing the cost of internally producing novel compound and screening collections in inventory. Initial costs to develop novel compound libraries are categorized as research and development expense until such time it becomes probable that a salable library can be successfully produced. As a result, costs for the design, research, and testing of libraries under development are expensed as incurred. Our research chemists review the results of analytical procedures to determine if the chemical reactions were completed as expected and the product purity and product yields are within required specifications. This “validation” process determines whether the chemistry is successful and if a salable product will result. We capitalize costs of production to inventory once the validation process is completed and successful production is reasonably assured. If a core reaction is unsuccessful, the library template is abandoned and no further development takes place.

Capitalized costs are amortized over the economic life of the library (estimated at 3 years) at the greater of (a) the ratio of the product’s current gross revenue to the total of current and expected gross revenues or (b) the straight-line method computed by dividing the remaining unamortized capitalized cost by the remaining economic life of the product. The remaining economic life is reassessed quarterly and changes in estimate, if appropriate, are made to the amortization model. Amortization of library inventories is included within cost of contract revenue on the consolidated income statement. In addition, the Company monitors the carrying value of its natural product and lead finding sample collections for impairment on a quarterly basis. The Company compares the carrying values of these collections to their estimated net realizable fair values, which are based on estimated future sales of these collections, to determine impairment. The Company recognizes an impairment charge for any collection whose carrying value is greater than its estimated net realizable fair value.

Investment Securities:

In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Debt and Equity Securities,” short-term investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income or expense. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

At December 31, 2004 and 2003, our investment in marketable securities in the current assets section of the balance sheets included $39.8 million and $40.3 million, respectively, of auction rate municipal bonds, classified as available-for-sale securities. Our investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these securities. All income generated from these current investments was recorded as interest income.

Revised Classification of Certain Securities

Effective December 31, 2004, we have reclassified our auction rate municipal bonds as marketable securities in current assets. Previously, such investments had been classified as cash and cash equivalents.

Accordingly, we have reflected these securities as marketable securities in the current assets section of our balance sheets as of December 31, 2004 and 2003. We have also made corresponding adjustments to our statements of cash flows for the years ended December 31, 2004, 2003 and 2002 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This reclassification does not affect previously reported cash flows from operations or from financing activities in our previously reported statements of cash flows or our previously reported statements of operations for any period.

As reported at December 31, 2003 and 2002, $29.3 million and $19.8 million, respectively, of these current investments were classified as cash equivalents on our balance sheet. These investments have been reclassified to short-term investments from cash and cash equivalents as previously reported.

For the fiscal years ended December 31, 2003 and 2002, the change in net cash used in investing activities from previously reported amounts  related to these short-term auction rate securities was ($9.5) million and ($10.0) million, respectively.

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

Leasehold improvements are amortized over the lesser of the life of the asset or the lease term.

Equity Investments in Unconsolidated Subsidiaries:

The Company maintains three equity investments in companies that have operations in areas within its strategic focus. Two of these investments are in leveraged start-up companies and are recorded at historical cost. The third equity investment is accounted for under the equity method of accounting.

The Company records an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in the Company’s inability to recover the carrying value of the investments thereby requiring an impairment charge in the future.

Long-Lived Assets:

In accordance with the provisions of Statement of Financial Accconting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, the Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, among others, the following:

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

Goodwill:

In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs an annual assessment of the carrying value of goodwill for potential impairment (or on an interim basis if certain triggering events occur). A determination of impairment is made based upon the estimated discounted future cash flows of the operations associated with the related reporting unit. If goodwill is determined to be impaired the Company would be required to record a charge to its results of operations. Factors the Company considers important which could result in an impairment include the following:

•       significant underperformance relative to historical or projected future operating results;

•       significant changes in the manner of our use of the acquired assets or the strategy for overall business;

•       significant negative industry or economic trends; and

•       market capitalization relative to net book value.

Included in goodwill as of December 31, 2004 are $23.1 million related to the acquisition of Organichem Corporation and $2.7 million related to the acquisition of American Advanced Organics, Inc. See Note 20 for further information on the Company’s goodwill balances.

Patents, Patent Application Costs, and Licensing Rights:

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

Swap contracts:

The Company maintains two interest rate swap agreements. These agreements have been designated as interest rate hedges on future cash flows of our variable debt instruments in accordance with SFAS No. 133, Accounting for Derivatives and Hedging Activities as amended by SFAS No. 138, Accounting for Certain Derivative and Certain Hedging Activities. Accordingly, these contracts are reported at fair value in the consolidated balance sheet, and any change in fair value is recorded as an adjustment to accumulated other comprehensive income, net of tax, because the hedges are deemed effective.

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

Under SFAS 123, Accounting for Stock-Based Compensation, compensation cost for stock option grants would be based on the fair value at the grant date and the resulting compensation expense would be shown as an expense on the consolidated statements of income as the option vests. Had compensation cost for the Company been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the following pro-forma amounts:

	Year Ended December 31,
	2004	2003	2002
Net income:
As reported	$(11,691)	$30,864	$39,724
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,076	3,555	3,335
Pro forma	$(14,767)	$27,309	$36,389
Earnings per share:
Basic as reported	$(0.37)	$0.97	$1.22
Basic pro forma	$(0.47)	$0.86	$1.12
Diluted as reported	$(0.37)	$0.95	$1.19
Diluted pro forma	$(0.47)	$0.84	$1.09

The per share weighted-average fair value of stock options granted is determined using the Black-Scholes option-pricing model with the following weighted-average assumptions.

	2004	2003	2002
Expected Life (years):
ISO	5	5	5
Non-qualified	5	5	5
Interest rate	3.41%	2.96%	3.03%
Volatility	59%	62%	71%
Dividend yield	—	—	—

Earnings Per Share:

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company (such as stock options and warrants).

The following tables provide basic and diluted earnings per share calculations:

	Year Ended December 31, 2004			Year Ended December 31, 2003			Year Ended December 31, 2002
		Weighted			Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$(11,691)	31,627	$(0.37)	$30,864	31,880	$0.97	$39,724	32,632	$1.22
Dilutive effect of stock options	—	—	—	—	486	(0.02)	—	677	(0.03)
Diluted earnings per share	$(11,691)	31,627	$(0.37)	$30,864	32,366	$0.95	$39,724	33,309	$1.19

The amount of anti-dilutive options and warrants outstanding were 3,519, 2,025 and 1,452 for the years ended December 31, 2004, 2003 and 2002, respectively, and were excluded from the calculation of diluted earnings per share.

Restructuring Charges:

The Company accounts for its restructuring costs as required by SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred, except for one-time termination benefits that meet certain requirements.

Use of Management Estimates:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in the accompanying consolidated financial statements include assumptions regarding the collectibility of receivables, the valuation of inventory, and the fair value of goodwill, intangible assets, and long-lived assets. Other significant estimates include assumptions utilized in determining the amount and realizabilty of deferred tax assets and assumptions utilized in determining actuarial obligations in conjunction with the Company’s pension and postretirement health plans. Actual results can vary from these estimates.

Recent Accounting Pronouncements:

In November 2004, the FASB issued Statement No. 151, Inventory Costs—an Amendment of ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as defined in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. This statement applies to the Company for the fiscal year ending December 31, 2006. The Company will assess the impact of applying this statement in 2005.

In December 2004, the FASB issued Statement No. 123 (Revised), Share-Based Payment (Revised), which amends FASB Statement No. 123 Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, in establishing standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, as well as transactions in which in an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on fair value of the share-based payment. This Statement establishes fair value as the measurement objective in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. This statement applies to the Company for the fiscal quarter ending September 30, 2005. The Company expects that as a result of adopting this Statement that the Company will recognize expense in the consolidated income statement for the fair value of share options issued to its employees, as well as for the portion of the purchase discount on the market price of the Company’s common stock offered to employees in conjunction with the Company’s Employee Stock Purchase Plan (ESPP) that is considered compensatory based on the guidance in FAS No. 123(R). The Company has not completed its determination, however, it is expected that the application of this Statement will have a material impact on the Company’s  results of operations.

In December 2004, the FASB issued Staff Position No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. This Staff Position clarifies that the tax deduction for qualified domestic production activities provided by the American Jobs Creation Act of 2004 (the Act) should be accounted for as a special deduction under FAS 109 as opposed to a tax-rate deduction. The phase-in of the tax deduction begins with qualifying production activities for the year ending December 31, 2005. The Company has not determined the amount of tax deduction it expects to receive under the Act or the impact of applying the Staff Position on the Company’s financial position, results of operations or cash flows.

2.   Investment in Organichem

On December 21, 1999, the Company completed an equity method investment in Organichem Corporation (“Organichem”) pursuant to a Stock Purchase Agreement and purchased convertible subordinated debentures of Organichem pursuant to a Debenture Purchase Agreement. Under the terms of the Stock Purchase Agreement, the Company acquired shares of common stock of Organichem representing 37.5% of Organichem’s outstanding common stock, for an aggregate purchase price of $15,131, which included direct costs of $131 attributable to the Organichem equity investment. During 2000, Organichem purchased a portion of its common stock into treasury, increasing the Company’s ownership interest in Organichem to 39.2%. As a result, the Company recorded a one time benefit to earnings of $159, net of taxes of $98. The Stock Purchase Agreement also incorporated a Put/Call Agreement among the Company, Organichem and its stockholders that permited the Company to purchase, at the Company’s option, all of the outstanding shares of common stock of Organichem within 90 days subsequent to the year ending December 31, 2002.

The Company also entered into a Debenture Purchase Agreement with Organichem at December 21, 1999. Under the terms of the Debenture Purchase Agreement, the Company purchased convertible subordinated debentures (“Debentures”) for an aggregate purchase price of $15,000. Debentures beared interest, payable semi-annually, on the unpaid principal amount at margins over specified fixed or variable London Interbank Offer Rate (“LIBOR”) as provided for within the Company’s credit agreement with Organichem (4.10% and 5.96% at December 31, 2002 and 2001, respectively). The agreement provided that the interest payable under the Debentures through December 21, 2000 shall be added to the principal of the Debenture, with semi-annual cash interest payments to begin subsequent to December 21, 2000, provided that Organichem was in compliance with the financial covenants of its credit agreement. Accrued interest through December 21, 2000 totaling $1,436 was added to the principal of the Debentures. In addition, pursuant to the terms of the Debenture Purchase Agreement, the Company and Organichem agreed that in the event that either the aforementioned put or call options were exercised, 62.5% of the accrued interest not paid by Organichem as of the date of the put or call exercise shall be applied to reduce the purchase price as determined under the Put/Call Agreement. Accrued interest receivable from Organichem at December 31, 2002 and 2001 totaled $19 and $24, respectively.

The Company converted the debentures under the Debenture Purchase Agreement into additional shares of common stock on January 1, 2003, thereby increasing the Company’s ownership interest to 75%. On February 12, 2003, the Company exercised its call option under the Put/Call Agreement and acquired all of the outstanding common stock of Organichem for $29.9 million in cash. The purchase price was determined based on Organichem’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the Put/Call Agreement, for the year ending December 31, 2002. The purchase price was funded through borrowings under the Company’s new five year $30.0 million term loan which matures on February 11, 2008. The term loan bears interest at a variable rate based on the Company’s leverage ratio. The Company also refinanced $25.5 million of Organichem’s existing bank debt using the Company’s new $35.0 million line of credit. The line of credit also bears interest at a variable rate based on the Company’s leverage ratio.

The following table summarizes the final allocation of the purchase price to the estimated fair value of the assets acquired as of February 12, 2003.

Assets:
Cash and cash equivalents	$1,621
Accounts receivable, net	7,256
Inventory	18,685
Prepaid expenses and other current assets	3,305
Property, plant and equipment, net	57,921
Other assets	571
Total Assets	89,359
Liabilities:
Accounts payable and accrued expenses	13,958
Long-term debt	25,546
Deferred income taxes	4,699
Other liabilities	6,123
Total Liabilities	50,326
Purchase price adjustments:
Inventory write up to fair value	441
Post-retirement and pension liability adjustment to projected benefit obligation	(2,432)
Long-term debt fair value adjustment	(393)
Deferred tax adjustment	1,851
Settlement of post-retirement benefits	475
Curtailment of pension benefits	1,322
Fixed asset fair value adjustment	(330)
Accrued liabilities and other	(308)
Net Assets Acquired	39,659
Less: Jan 1-Feb 12 Organichem net loss included in consolidated operations	399
Total net assets acquired	40,058
Purchase price:
Cash	29,926
Conversion of subordinated debentures	15,000
Accumulated equity investment at January 1, 2003	18,192
Purchase Price	63,118
Goodwill	$23,060

The following table shows the unaudited condensed pro forma statements of income for the periods ended December 31, 2003 and 2002 as if the Organichem purchase had occurred at January 1, 2002, respectively:

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

3.   Restructuring

On May 4, 2004 we announced our plan to consolidate operations by relocating our Mt. Prospect facility operations to our facilities in New York. The Company’s proprietary biocatalysis technology platform, drug metabolism screening, research fermentation and chemical development technologies in Mt. Prospect have been relocated to New York and continue to be fully integrated with the Company’s drug discovery and development technologies. The restructuring resulted in the closure of the Mt. Prospect Research Center in the fourth quarter of 2004. The consolidation was initiated as a result of a lack of anticipated growth in the Company’s chemical development services at the facility. As a result of the restructuring, 33 employees were terminated and 25 employees were relocated to facilities in New York.

The restructuring costs are included under the caption restructuring charge in the statements of operations and the restructuring liabilities are included in accounts payable and accrued expenses on the balance sheet at December 31, 2004. The following table displays the restructuring activity and liability balances:

				Balance at
	Balance at			December 31,
	January 1, 2004	Charges	Payments	2004
Termination benefits	$—	$645	$(516)	$129
Asset disposal costs	—	513	—	513
Other associated costs	—	26	(26)	—
Total	$—	$1,184	$(542)	$642

Costs of termination benefits relate to severance packages, outplacement services and career counseling for employees affected by the restructuring. Asset disposal costs relate primarily to brokerage commissions, legal fees, and marketing expenses associated with the planned sale of the Mount Prospect

Research Center facility, which is included in property and equipment held for sale on the consolidated balance sheet.

The Company also incurred $1.4 million in employee and equipment relocation costs during 2004. These relocation costs are included under the caption “selling, general and administrative” in the statement of operations.

We are currently marketing the Mt. Prospect Research Center facility for sale. The facility qualified for held for sale treatment in accordance with SFAS No. 144 during the fourth quarter. The long-lived assets associated with Mt. Prospect have been segregated to a separate line item on the consolidated balance sheet until they are sold and depreciation expense has ceased respective to those assets. We anticipate the completion of the sale of the facility by June 2006.

The above restructuring activity was recorded exclusively in the AMR operating segment. The net cash outflow related to the restructuring for the year ended December 31, 2004 was $0.5 million. Anticipated cash outflows related to the restructuring for 2005 is $0.6 million, which primarily consists of the payment of accrued termination benefits and asset disposal costs.

4.   Inventory

Inventory consisted of the following at December 31, 2004 and 2003:

	December 31,
	2004	2003
Raw materials	$4,818	$11,771
Work in process	1,273	3,622
Finished goods	22,644	9,481
Libraries, net of accumulated amortization	3,680	9,418
Total inventories, at cost	$32,415	$34,292

In connection with the preparation of our results of operations for the quarter ended June 30, 2004, we completed an in-depth review of the carrying value of our library inventories and determined that the carrying value of our natural product and chemical lead finding libraries exceeded their forecasted revenues. The Company’s forecasted revenues from natural product and chemical lead finding libraries had been lowered to reflect less favorable market conditions than previously projected. As a result, the Company recorded a $6.0 million non-cash charge to reduce the carrying value of its library inventories. See Note 20 for a discussion of impairment charges on related microbial cultures in 2004.

The Company evaluates the carrying value of its inventory of raw materials used in discovery and chemical services in consideration of anticipated usage and adjusts its reserves for excess quantities on hand accordingly. Based on its evaluations, the Company wrote down estimated excess quantities of raw materials inventories by an aggregate of $1.6 million during 2004. The Company’s provisions for excess raw materials are recorded as a component of cost of contract revenue in the accompanying condensed consolidated statement of operations.

5.   Investment Securities, Available-for-sale

The amortized cost, gross unrealized gains, gross unrealized losses and fair value for available-for-sale investment securities by major security type were as follows:

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$24,887	$9	$(11)	$24,885
U.S. Government and Agency Obligations	28,130	—	(237)	27,893
Auction Rate Securities	39,800	—	—	39,800
	$92,817	$9	$(248)	$92,578

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$45,175	$120	$(40)	$45,255
Corporate debt obligations	20,933	12	(9)	$20,936
Auction Rate Securities	40,250	—	—	40,250
	$106,358	$132	$(49)	$106,441

Maturities of corporate debt obligations, obligations of states and political subdivisions, and auction rate securities classified as available-for-sale at December 31, 2004 and 2003 were as follows:

	December 31, 2004		December 31, 2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due less than one year	$30,177	$30,133	$53,558	$53,589
Due after one year through five years	25,440	25,245	41,425	41,477
Due after five years through ten years	—	—	—	—
Due after ten years	37,200	37,200	11,375	11,375
	$92,817	$92,578	$106,358	$106,441

Information on temporarily impaired securities at December 31, 2004, segregated according to the length of time such securities had been in a continuous unrealized loss position, is summarized as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$5,460	$(11)	$—	$—	$5,460	$(11)
U.S. Government and Agency Obligations	27,893	(237)	—	—	27,893	(237)
	$33,353	$(248)	$—	$—	$33,353	$(248)

The above table represents 57 securities where the current fair value is less than the related amortized cost. These unrealized losses do not reflect any deterioration of the credit worthiness of the issuing entities. No security has a rating that is below “A2.” The unrealized losses on these temporarily impaired securities are a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities and changes in market spreads as a result of shifts in supply and demand. The Company has the ability and intent to hold these securities to maturity, at which time full recovery of the investment is expected.

The Company received proceeds of $76.3 million, $41.4 million, and $71.2 million and recorded realized losses of $36 thousand, $0, and $0 from the sale of available-for-sale securities during the years ended December 31, 2004, 2003, and 2002, respectively.

6.   Property and Equipment

Property and equipment consists of the following:

	December 31,
	2004	2003
Laboratory equipment and fixtures	$93,201	$84,255
Office equipment	14,928	11,468
Leasehold improvements	25,555	15,166
Buildings	44,387	29,634
Land	1,949	1,905
	180,020	142,428
Less accumulated depreciation and amortization	(41,246)	(27,002)
	138,774	115,426
Construction-in-progress	12,606	31,213
Less: Property and equipment held for sale (Note 3)	(5,627)	—
	$145,753	$146,639

Depreciation and amortization expense of property and equipment was $14.2 million, $12.7 million, and $4.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Impairment Charges:

The Company’s decision to close the Mount Prospect Research Center as discussed in Note 3 above and the write-down of library inventories at the Bothell Research Center as discussed in Note 4 above triggered an assessment of the recoverability of certain other related long-lived assets at these reporting units. The Company performed SFAS 144 analyses of its property and equipment for potential impairment at its Mt. Prospect and Bothell Research Centers. The Company’s analyses concluded that the carrying value of the respective asset groups exceeded their fair value. Accordingly, the Company recorded impairment losses on its long-lived assets at its Mt. Prospect and Bothell Research Centers of $1.6 million and $3.1 million, respectively. The Company utilized the assistance of an independent valuation firm in determining fair values. The impairment charges were recorded exclusively in the AMR operating segment.

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

The Company abandoned leasehold improvements at the Coralville, IA facility in connection with the closing. The Company recorded a loss of $1.4 million equal to the carrying amount of the assets as of March 2003. The loss was included in selling, general and administrative expenses in the consolidated statement of income.

7.   Equity Investments and Note Receivable

The Company periodically enters into equity investments with companies in the Company’s area of strategic focus. During the year ended December 31, 2003, the Company made two such equity investments in its customers, totaling $2.1 million. Under the terms of these agreements, the Company provided full-time equivalent services to each customer in exchange for cash and equity securities. The value of the equity securities issued to the Company was determined based upon the recent cash selling price of the customer’s equity securities. The Company accounts for these investments using the cost method of accounting for investments as the Company’s ownership interest in each customer is below 20% and the Company does not have the ability to exercise significant influence over the investee.

The Company recorded these investments at fair value. Revenue was recognized under the original contract agreements. At the time of conversion, the Company determined that revenue recognition was appropriate as collection of the receivables was reasonably assured.

During the fourth quarter of 2004, one of our investees attempted to raise additional financing in order to fund its operations, but was unable to secure such financing on acceptable terms. As such, we performed an assessment of the carrying value of our investment based on an analysis of the investee’s current financial condition, its prospects of generating additional cash flow from operating activities, the current market conditions for raising capital funding for companies in its industry and the likelihood that any funding raised would significantly dilute our ownership percentage. As a result of this analysis it was our judgment that an other than temporary impairment had occurred and that the fair value of our investment was zero, resulting in a non-cash loss on investment of $1.3 million.

The Company also entered into a note receivable with one of the companies in which it maintains an equity investment in during 2003. Under the terms of the agreement, the Company provided full-time equivalent services to the customer in exchange for the note. The note was repaid in full in 2004, along with all accrued interest. There are no outstanding receivable balances with these investees as of December 31, 2004.

8.   Long-Term Debt and Swap Contracts

Long-Term Debt

The Company entered into a $30.0 million term loan and $35.0 million line of credit to fund the acquisition of Organichem. The term loan matures in February, 2008 and bears interest at a variable rate based on the Company’s leverage ratio. As of December 31, 2004 the variable interest rate was 3.225%. The line of credit expires in February 2006 and bears interest at a variable rate based on the Company’s leverage ratio. As of December 31, 2004 the variable interest rate was 3.085%. The term loan and line of credit contain certain financial covenants, including a maximum leverage ratio, a minimum required operating cash flow coverage ratio, a minimum earnings before interest and taxes to interest ratio and a minimum current ratio. Other covenants include limits on asset disposals and the payment of dividends. The Company’s term loan and line of credit agreement was modified in 2004 to exclude the impact of impairment charges in the calculation of financial covenants. At December 31, 2004, the Company was in compliance with these covenants.

The Company maintains variable interest rate industrial development authority bonds due in increasing annual installments through 2021. Interest payments are due monthly with a current interest rate of 2.02%.

The following table summarizes long-term debt:

	December 31, 2004	December 31, 2003
Term loan	$22,500	$26,785
Line of credit	25,546	25,546
Variable interest rate industrial development authority bonds	5,050	5,275
Note payable to financing company in monthly installments through 2008	33	44
	53,129	57,650
Less current portion	(4,526)	(4,521)
Total long-term debt	$48,603	$53,129

The aggregate maturities of long-term debt at December 31, 2004 are as follows:

2005	$4,526
2006	30,082
2007	4,542
2008	9,899
2009	260
Thereafter	3,820

Swap Contracts

The Company entered into two swap agreements effective April 1, 2003. The objective of these swaps is to hedge interest rate risk associated with future cash flows on a portion of the $30 million variable rate term loan. The following table summarizes these swap transactions:

Swap Description	Original Notional Amount	AMRI pays	AMRI Receives	Maturity Date	Reprice/Settlement Dates
April 1, 2003 Swap	$13,333	Fixed 3.37%	LIBOR	February, 2008	End of fiscal quarter
April 1, 2003 Swap	$6,667	Fixed 3.37%	LIBOR	February, 2008	End of fiscal quarter
Total	$20,000

The fair value of these hedges, which represents the cash the Company would pay to settle the agreements, is recorded as a swap contract asset/liability with a corresponding offset to other comprehensive income.

The weighted average rate received from the counterparties on all swaps was 1.46% and 1.20% for the years ended December 31, 2004 and 2003, respectively. The fair value of the interest rate swap agreements was $44 and $(243) and was included in other long-term assets and swap liability, respectively in the consolidated balance sheets at December 31, 2004 and 2003, respectively. The Company recorded an unrealized gain (loss), net of tax of $0.2 million, $(0.2) million, and $0 in accumulated comprehensive income related to the change in the fair value of its hedges during the years ended December 31, 2004, 2003, and 2002, respectively. The Company recognized $0.3 million, $0.6 million, and $0 in additional interest expense related to the net settlement of the swaps during the years ended December 31, 2004, 2003, and 2002, respectively.

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

9.   Income Taxes

Income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2004	2003	2002
Current:
Federal	$4,923	$13,432	$18,790
State	1,280	2	485
	6,203	13,434	19,275
Deferred:
Federal	(1,934)	2,622	2,911
State	(2,432)	658	500
	(4,366)	3,280	3,411
	$1,837	$16,714	$22,686

The differences between income tax expense and income taxes computed using a federal statutory rate of 35% for the years ended December 31, 2004, 2003 and 2002, were as follows:

	Year Ended December 31,
	2004	2003	2002
Pre-tax income at statutory rate	(3,449)	$16,765	$21,843
Increase (reduction) in taxes resulting from:
Tax-free interest income	(222)	(350)	(43)
Goodwill and intangible asset impairment	5,972	—	—
State taxes, net of federal benefit	(818)	688	640
Non-deductible Organichem purchase accounting expenses	—	358	—
Extraterritorial income credit	(558)	(560)	—
Increase in valuation reserve for realized and unrealized capital losses	481	—	—
Other, net	431	(187)	246
	$1,837	$16,714	$22,686

The tax effects of temporary differences giving rise to significant portions of the deferred tax assets and liabilities are as follows:

	December 31,
	2004	2003
Deferred tax assets:
Accruals	$605	$61
Doubtful accounts and notes receivable	95	371
Library amortization	243	—
Inventory reserves	1,553	—
Warrants	1,157	—
Environmental reserves	118	137
Pension and postretirement costs	1,503	2,131
Research and experimentation credit carryforwards	192	174
State tax credit carryforward	3,929	1,455
Impairment charges	3,381	—
Investment write-downs and losses	988	439
Capital loss on sale of fixed assets	72	—
Alternative minimum tax credit	—	546
Net operating loss carryforwards	849	1,913
	14,685	7,227
Less valuation allowance	(1,770)	(1,149)
Deferred tax assets, net	12,915	6,078
Deferred tax liabilities:
Property and equipment depreciation differences (accelerated depreciation for tax purposes)	(19,571)	(16,608)
Prepaid real estate taxes	(162)	(203)
Inventory	—	(495)
Goodwill amortization	(273)	—
Other	—	(229)
Net deferred tax liability	$(7,091)	$(11,457)

The preceding table does not include deferred tax asset (liability) of $94 and $(35) at December 31, 2004 and 2003 associated with the Company’s unrealized losses/gains on investment securities discussed in Note 5, and deferred tax asset of $97 at December 31, 2003 associated with the Company’s swap contract liability as discussed in Note 8.

The deferred tax assets and liabilities associated with interest, amortization and non-taxable equity earnings at December 31, 2002 were reclassified to goodwill as part of the Organichem Corporation acquisition discussed in Note 2

The Company’s net operating loss carryforwards begin to expire in 2012. As a result of change in control related to acquisitions, the Company’s use of net operating loss carryforwards is limited to approximately $2,300 per year. The Company’s state investment tax credit carryforwards begin to expire in 2009.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the taxable income in the two previous tax years to which tax loss carryback can be applied. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in the carryback period and tax planning strategies in making this assessment. Based upon the level of projected future taxable income over the periods in which the deferred tax assets are deductible and tax planning strategies, a valuation allowance of $1.8 million and $1.1 million at December 31, 2004 and 2003, respectively, is included in deferred tax assets above. The net deferred tax assets represent a level where management believes it is more likely than not that the Company will realize the benefits of those deductible differences. The increase in valuation allowance in 2004 is related to deferred tax assets established in 2004 for capital losses and equity writedowns for which uncertainty exists about the Company’s ability to generate capital gains in future periods sufficient to recognize the related tax benefit. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the carryforward period are reduced.

10.   Stockholders’ Equity

During the years ended December 31, 2004, 2003, and 2002, the Company repurchased 0, 959, and 1,098 shares at a cost of $0, $13,492, and 23,228, respectively.

Employee Stock Purchase Plan

The Company’s 1998 Employee Stock Purchase Plan (the “Plan”) was adopted during August 1998. Up to 600 shares of common stock may be issued under the Plan, which is administered by the Compensation Committee of the Board of Directors. It established two stock offering periods per calendar year, the first beginning on January 1 and ending on June 30, and the second beginning on July 1 and ending December 31. All employees who work more than 20 hours per week are eligible for participation in the Plan. Employees who are deemed to own greater than 5% of the combined voting power of all classes of stock of the Company are not eligible for participation in the Plan.

During each offering, an employee may purchase shares under the Plan by authorizing payroll deductions up to 10% of their cash compensation during the offering period. The maximum number of shares to be issued to any single employee during an offering period is limited to one thousand. At the end of the offering period, the accumulated payroll deductions will be used to purchase common stock on the last business day of the offering period at a price equal to 85% of the closing price of the common stock on the first or last day of the offering period, whichever is lower. During the years ended December 31, 2004, 2003, and 2002, employees purchased 48, 43, and 34 shares, respectively.

Stock Option Plan

The Company has a Stock Option Plan, through which the Company may issue incentive stock options or non-qualified stock options. Incentive stock options granted to employees may not be granted at prices less than 100% of the fair market value of the Company’s common stock at the date of option grant. Non-qualified stock options may be granted to employees, directors, advisors, consultants and other key persons of the Company at prices established at the date of grant, and may be less than the fair market value at the date of grant. All incentive stock options may be exercised at any time, after vesting, over a ten-year period subsequent to the date of grant. Incentive stock options generally vest over five years, with a 60% vesting occurring at the end of the third anniversary of the grant date, 20% at the end of the fourth anniversary of the grant date and 20% at the end of the fifth anniversary of the grant date. Non-qualified stock option vesting terms are established at the date of grant, but shall have a duration of not more than ten years.

Following is a summary of the status of stock option programs during 2004, 2003 and 2002:

	Year Ended December 31,
	2004		2003		2002
	Number of Shares	Weighted Exercise Price	Number of Shares	Weighted Exercise Price	Number of Shares	Weighted Exercise Price
Outstanding, beginning of year	2,854	$20.10	2,427	$20.21	2,364	$17.56
Granted	544	14.48	714	15.18	449	24.49
Exercised	(200)	6.41	(206)	2.86	(284)	2.59
Forfeited	(384)	21.66	(81)	23.55	(102)	28.86
Outstanding, end of year	2,814	$19.76	2,854	$20.10	2,427	$20.21
Options exercisable, end of year	1,246	$19.72	1,014	$12.04	844	$4.98

The following summarizes information about stock options outstanding as of December 31, 2004:

	Outstanding Options			Exercisable Options
Range of Option Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 0.06-$ 6.54	430	2.74	$2.53	430	$2.53
$ 6.54-$13.09	276	7.76	11.03	102	10.24
$13.09-$19.63	862	8.48	15.56	15	14.43
$19.63-$26.18	715	6.25	24.69	323	24.46
$26.18-$32.72	133	5.86	27.76	97	27.68
$32.72-$39.26	78	6.01	34.68	69	34.70
$39.26-$45.81	295	6.08	43.22	191	43.22
$45.81-$52.35	19	5.77	48.61	14	48.65
$52.35-$58.89	4	5.87	54.84	4	54.84
$58.89-$65.44	2	5.98	65.44	1	65.44
	2,814	6.50	$19.76	1,246	$19.72

The following are the shares of common stock reserved for issuance at December 31, 2004:

Number of Shares
Employee Stock Option Plans	4,080
Employee Stock Purchase Plan	439
Shares reserved for issuance	4,519

Shareholder Rights Plan

The Company has adopted a Shareholder Rights Plan, the purpose of which is, among other things, to enhance the Board’s ability to protect shareholder interests and to ensure that shareholders receive fair treatment in the event any coercive takeover attempt of the Company is made in the future. The Shareholder Rights Plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, the Company or a large block of the Company’s Common Stock. The following summary description of the Shareholder Rights Plan does not purport to be complete and is qualified in its entirety by reference to the Company’s Shareholder Rights Plan, which has been previously filed with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form 8-A.

In connection with the adoption of the Shareholder Rights Plan, the Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of Common Stock to stockholders of record as of the close of business on September 19, 2002. The Rights currently are not exercisable and are attached to and trade with the outstanding shares of Common Stock. Under the Shareholder Rights Plan, the Rights become exercisable if a person becomes an “acquiring person” by acquiring 15% or more of the outstanding shares of Common Stock or if a person commences a tender offer that would result in that person owning 15% or more of the Common Stock. A stockholder owning 15% or more of the common stock of the Company as of September 19, 2002, is “grandfathered” under the Shareholder Rights Plan and will become an “acquiring person” upon acquiring an additional 1/2% of the Common Stock. If a person becomes an “acquiring person,” each holder of a Right (other than the acquiring person) would be entitled to purchase, at the then-current exercise price, such number of shares of the Company’s preferred stock which are equivalent to shares of Common Stock having twice the exercise price of the Right. If the Company is acquired in a merger or other business combination transaction after any such event, each holder of a Right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company’s common stock having a value of twice the exercise price of the Right.

Stock Purchase Warrants

In March 2004, the Company issued warrants to purchase up to 516 shares of the Company’s common stock, with exercise prices ranging from $30.24 to $35.24, to Bristol-Myers Squibb Company (BMS). The warrants expire in September, 2009. The issuance of these warrants results from a 2002 agreement whereby BMS transferred intellectual property to the Company, providing the Company with ownership of one of BMS’s preclinical drug candidates, along with patent applications covering attention deficit hyperactivity disorder (ADHD) and central nervous system indications. In connection with the agreement, in March 2004, the Company elected to retain ownership of the technology and all improvements made to date, resulting in the issuance of the warrants to BMS. The issuance of these warrants satisfies all equity-related obligations to BMS and results in the Company’s full ownership of these preclinical drug candidates and related intellectual property. Such warrants, which had a value of $3.1 million on the date of issuance, were charged to research and development costs, with a corresponding credit to stockholders’ equity, during the three months ended March 31, 2004. The value of warrants issued was determined using the Black-Scholes option-pricing model with the following assumptions.

Expected Life (years)	5.5
Interest rate	2.73%
Volatility	62.00%
Dividend yield	—

11.   Employee Benefit Plans

Defined Contribution Plans:

AMRI maintains a savings and profit sharing plan under section 401(k) of the Internal Revenue Code covering all eligible AMR employees as well as all eligible Organichem salaried employees. Employees must complete one calendar month of service and be over 20.5 years of age as of the plan’s entry dates. Participants may contribute up to 100% of their compensation, subject to IRS limitations. AMRI currently makes matching contributions equal to 50% of the participant’s contributions (up to a limit of 10% of the participant’s compensation). In addition, AMRI has reserved the right to make discretionary profit sharing contributions to employee accounts. AMRI has made no discretionary profit sharing contributions. Employer matching contributions vest at a rate of 20% per year beginning after two years of participation in the plan. Employer matching contributions were $1.1 million, $0.8 million, and $0.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Organichem sponsors a savings and profit sharing plan under section 401(k) of the Internal Revenue Code covering hourly employees. Employees may contribute from 1.75% to 100% of their regular wages, subject to IRS limitations, and Organichem matches 50% of each dollar contributed by the employee up to 10% of their wages. Employer matching contributions vest at a rate of 20% per year beginning after two years of participation in the plan. Employer matching contributions were $0.3 million and $0.4 million for the years ended December 31, 2004 and 2003, respectively.

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

At January 1, 2003, the pension and postretirement benefits liability related to these plans was increased by $2.4 million related to the purchase price allocation (see Note 3) to equal the projected benefit obligation in excess of plan assets as of the date of the acquisition.

Effective June 5, 2003, the Company eliminated all benefits under the non-contributory, unfunded post-retirement welfare plan for salaried employees. The settlement resulted in a reduction to the long-term pension and post-retirement liability and a decrease to goodwill of $0.5 million in the Organichem purchase price allocation discussed in Note 2.

Effective August 1, 2003, the Company curtailed the salaried defined benefit pension plan. The curtailment resulted in a reduction to the long-term pension and post-retirement liability and a decrease to goodwill of $1.3 million in the Organichem purchase price allocation discussed in Note 2.

Effective March 1, 2004, the Company curtailed the hourly defined benefit pension plan. The curtailment did not have a material impact on the liability or expense associated with the plan.

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of the plans’ assets during the years ended December 31, 2004 and 2003, and a reconciliation of the funded status to the net amount recognized in the consolidated balance sheets as of December 31 (the plans’ measurement dates) of both years:

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation at January 1	$19,581	$18,975	$234	$691
Service cost	39	566	34	60
Interest cost	1,169	1,231	16	30
Actuarial loss	903	1,401	178	111
FAS 88 events	—	(1,882)	—	(658)
Benefits paid	(889)	(710)	—	—
Benefit obligation at December 31	20,803	19,581	462	234
Change in plan assets:
Fair value of plan assets at January 1	15,039	—	—	—
Acquired in purchase of Organichem	—	11,509	—	—
Actual return (loss) on plan assets	1,908	2,733	—	—
Employer contributions	1,842	1,507	—	—
Benefits paid	(889)	(710)	—	—
Fair value of plan assets at December 31	17,900	15,039	—	—
Funded status	2,903	4,542	462	234
Unrecognized net actuarial (gain) loss	626	51	(221)	(226)
FAS 88 events	—	560	—	183
Net amount recognized	$3,529	$5,153	$241	$191

At December 31, 2004 and 2003, the accumulated benefit obligation (the actuarial present value of benefits, vested and non-vested, earned by employees based on current and past compensation levels) for the Company’s pension plans totaled $20.8 million and $19.6 million, respectively.

The following table provides the components of net periodic benefit costs for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
Service cost	$39	$566	$34	$60
Interest cost	1,169	1,231	16	30
Expected return on plan assets	(1,100)	(1,061)	—	—
Amortization of net (gain) loss	—	(21)	—	2
Net periodic benefit cost	$108	$715	$50	$92

The following assumptions were used to determine the periodic pension cost for the defined benefit pension plans and the curtailment of the salaried defined benefit pension plan for the years ending December 31 :

	2004	2003
Discount rate	5.75%	6.25%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	N/A	3.50%

The following assumptions were used to determine the periodic postretirement benefit cost and the settlement of the postretirement welfare plan for the period ending December 31, 2004:

	2004	2003
Health care cost trend rate assumed for next year	8.00%	5.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.00%	3.50%
Year that the rate reaches the ultimate trend rate	2009	2006

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement welfare plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$15	$(11)
Effect on accumulated postretirement benefit obligation for the year ended December 31, 2004	$145	$(108)

The Company’s pension plan weighted-average asset allocations at December 31, 2004 by asset category are as follows:

	2004	2003
Equity securities	64%	60%
Debt securities	34	33
Real Estate	—	5
Other	2	2
Total	100%	100%

The overall objective of the Company’s defined benefit plans is to provide the means to pay benefits to participants and their beneficiaries in the amounts and at the times called for by the plan. This is expected to be achieved through the investment of the Company’s contributions and other assets and by utilizing investment policies designed to achieve adequate funding over a reasonable period of time.

Defined benefit plan assets are invested so as to achieve a return on investment, based on levels of liquidity and investment risk that is prudent and reasonable under circumstances which exist from time to time. While the Company recognizes the importance of the preservation of capital, it also adheres to the theory of capital market pricing which maintains that varying degrees of investment risk should be rewarded with compensating returns. Consequently, prudent risk-taking is justifiable.

The asset allocation decision includes consideration of the non-investment aspects of the Company’s defined benefit plans, including future retirements, lump-sum elections, company contributions, and cash flow. These actual characteristics of the plan place certain demands upon the level, risk, and required growth of trust assets. The Company regularly conducts analyses of the plan’s current and likely future financial status by forecasting assets, liabilities, benefits and company contributions over time. In so doing, the impact of alternative investment policies upon the plan’s financial status is measured and an asset mix which balances asset returns and risk is selected.

The Company’s decision with regard to asset mix is reviewed periodically. Asset mix guidelines include target allocations and permissible ranges for each asset category. Assets are monitored on an ongoing basis and rebalanced as required to maintain an asset mix within the permissible ranges. The guidelines will change from time to time, based on an ongoing evaluation of the Plan’s tolerance of investment risk.

The market-related value of plan assets is used in developing the expected rate of return on plan assets. The market-related value of plan assets phases in recognition of capital appreciation by recognizing investment gains and losses over a four-year period at 25% per year.

The expected future benefit payments under the plans are as follows for the years ending December 31 :

	Pension Benefits	Postretirment Benefits
2005	$993	—
2006	1,025	—
2007	1,102	—
2008	1,122	—
2009	1,297	—
2010 - 2014	8,003	20

The Company expects to contribute $631 to its pension plans in 2005.

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

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2004 are as follows:

Year ending December 31,
2005	$2,296
2006	2,312
2007	2,298
2008	1,330
2009	1,380
Thereafter	3,093

Rental expense amounted to approximately $2.3 million, $2.1 million, and $1.9 million during the years ended December 31, 2004, 2003 and 2002, respectively. Included within rent expense was approximately $0.8 million, $0.8 million, and $0.7 million that was paid to the aforementioned related party of the Company during the years ended December 31, 2004, 2003 and 2002, respectively.

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

In 2004, 2003 and 2002, the Company awarded Technology Incentive Compensation to the inventor of the terfenadine carboxylic acid metabolite technology, which is covered by the Company’s patents relating to the active ingredient in Allegra. The inventor is a director, officer and shareholder of the Company. The amounts awarded and included in the consolidated statements of income for the years ended December 31, 2004, 2003 and 2002 are $4.8 million, $5.2 million, and $5.1 million, respectively. Included in accrued compensation in the accompanying consolidated balance sheets at December 31, 2004 and 2003 are unpaid Technology Development Incentive Compensation awards of $1.2 million and $1.3 million respectively.

(b) Notes Receivable

From time to time the Company makes loans to non-officer employees of the Company in the form of notes receivable. The notes receivable and accrued interest will not be repaid to the Company provided the employee remains in the employ of the Company throughout the term of the loan. If employment is terminated prior to the end of the loan term, a pro-rata portion of the principal and interest shall be repaid to the Company. Notes receivable from employees at December 31, 2004 and 2003 totaled $414 and $134, respectively. The amounts forgiven and charged to operations in the consolidated statements of income for the years ended December 31, 2004, 2003 and 2002 are $91, $192 and $200, respectively.

(c) Telecommunication Services

A member of the Company’s board of directors is the Chief Executive Officer of one of the providers of telephone and internet services to the Company. This telecommunications company was paid $169, $165, and $162 for services rendered to the Company in 2004, 2003, and 2002, respectively.

14.   Royalty & Licensing Arrangement

On March 15, 1995, the Company entered into a License Agreement and a Stock Purchase Agreement with Marion Merrell Dow Inc., now Sanofi-Aventis, S.A. (“Sanofi-Aventis”). Under the terms of the License Agreement, the Company granted Sanofi-Aventis an exclusive, worldwide license, with the right to grant sublicenses, upon the prior written consent of the Company, to any patents issued to the Company related to its original terfenadine carboxylic acid metabolite patent application. Terfenadine carboxylic acid metabolite is the active ingredient in the non-sedating antihistamine fexofenadine HCl, marketed as a prescription medicine by Sanofi-Aventis, under the brand names “Allegra” in the Americas and “Telfast” in the rest of the world. In return for the license, Sanofi-Aventis agreed to pay the Company up to $7.4 million based upon the achievement of five patenting milestones and future royalties based on sales of fexofenadine HCl. Substantially all of the Company’s license, milestone and royalty revenue is derived from milestones and royalties related to its patented fexofenadine HCl technology.

15.   Legal Proceedings

The Company, from time to time, may be involved in various claims and legal proceedings arising in the ordinary course of business.

AMR Technology, a subsidiary of the Company, along with Aventis Pharmaceuticals Inc., a U.S. pharmaceutical business of Sanofi-Aventis S.A., are involved in legal proceedings with several companies seeking to market generic versions of Allegra. Beginning in 2001, Barr Laboratories, Inc., Impax Laboratories, Inc., Mylan Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Dr. Reddy’s Laboratories, Ltd./Dr. Reddy’s Laboratories, Inc., Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., and Sandoz

Inc. filed Abbreviated New Drug Applications (ANDAs) with the U.S. Food and Drug Administration, or FDA, to produce and market generic versions of Allegra products.

In response to the filings described above, beginning in 2001, Aventis Pharmaceuticals filed patent infringement lawsuits against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Dr. Reddy’s Laboratories, Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., and Sandoz. Each of the lawsuits was filed in the U.S. District Court in New Jersey and alleges infringement of one or more patents owned by or licensed to Aventis Pharmaceuticals. Further, beginning in March 5, 2004, AMR Technology, along with Aventis Pharmaceuticals, filed suit in the U.S. District Court in New Jersey against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Dr. Reddy’s Laboratories, Amino Chemicals, Ltd., Sandoz, Inc. and Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., asserting infringement of two of our U.S. patents that are exclusively licensed to Aventis Pharmaceuticals relating to Allegra and Allegra-D products.

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

16.   Environmental Costs

Organichem has completed an environmental remediation associated with groundwater contamination at its Rensselaer, NY location. Ongoing costs associated with the remediation include biannual monitoring and reporting to the State of New York’s Department of Environmental Conservation. Under the remediation plan, Organichem is expected to pay for monitoring and reporting until 2009. Under a 1999 agreement with the facility’s previous owner, Organichem’s maximum liability under the remediation is $5 million. The Company assumed a $0.4 million liability in connection with the acquisition of Organichem described in Note 2. For the period ended December 31, 2004 and 2003, $47 and $81 in costs have been paid by the Company.

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

At December 31, 2004 and 2003, $296 and $343 were recorded for future environmental liabilities in the condensed consolidated balance sheet.

17.   Concentration of Business

For the year ended December 31, 2004, contract revenue from our three largest customers represented 38%, 6% and 4%, respectively, of our contract revenue. For the year ended December 31, 2003, contract revenue from our three largest customers respectively represented approximately 34%, 10% and 6% of our contract revenue. For the year ended December 31, 2002, contract revenue from our three largest customers respectively represented approximately 12%, 12% and 7% of our contract revenue. Our largest customer, GE Biosciences, represented 38% of total contract revenue for the year ended December 31, 2004. In the majority of circumstances, there are agreements in force with these entities that provide for the Company’s continued involvement in present research projects. However, there regularly exists the possibility that the Company will have no further association with these entities once these projects conclude.

Contract revenue by geographic region, based on the location of the customer, and expressed as a percentage of total contract revenue follows:

	Year Ended December 30,
	2004	2003	2002
United States	61%	57%	93%
Europe	37%	40%	4%
Other countries	2%	3%	3%
Total	100%	100%	100%

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

The following table summarizes information by segment for the year ended December 31, 2004:

	AMR	Organichem	Total
Contract revenue	$53,488	$68,066	$121,554
Recurring royalties	47,973	—	47,973
Total revenue	$101,461	$68,066	$169,527
Operating income (before unallocated expenses)	$21,537	$16,348	$37,885
Unallocated expenses:
Research and development			23,887
Selling, general and administrative			22,812
Total unallocated expenses			46,699
Operating loss			(8,814)
Reconciling items:
Equity in loss of unconsolidated affiliates			(65)
Minority interest in consolidated subsidiary			—
Interest income, net			317
Loss on equity investment			(1,274)
Other loss, net			(18)
Loss before income tax expense			$(9,854)
Supplemental information:
Depreciation and amortization	$9,315	$5,949	$15,264

The following table summarizes other information by segment as of December 31, 2004:

	AMR	Organichem	Total
	(in thousands)
Total assets	$251,028	$125,864	$376,892
Goodwill included in total assets	$2,687	$23,060	$25,747
Investments in unconsolidated affiliates	$956	$—	$956
Capital expenditures	$9,951	$13,765	$23,716

The following table summarizes information by segment for the year ended December 31, 2003:

	AMR	Organichem	Total
Contract revenue	$65,600	$79,067	$144,667
Recurring royalties	51,682	—	51,682
Total revenue	$117,282	$79,067	$196,349
Operating income (before unallocated expenses)	$69,136	$20,277	$89,413
Unallocated expenses:
Research and development			22,466
Selling, general and administrative			20,318
Total unallocated expenses			42,784
Operating income			46,629
Reconciling items:
Equity in loss of unconsolidated affiliates			(372)
Minority interest in consolidated subsidiary			133
Interest income ,net			785
Other income, net			403
Income before income tax expense			$47,578
Supplemental information:
Depreciation and amortization	$7,783	$5,322	$13,105

The following table summarizes other information by segment as of December 31, 2003:

	AMR	Organichem	Total
	(in thousands)
Total assets	$275,320	$115,625	$390,945
Goodwill included in total assets	$17,181	$23,060	$40,241
Investments in unconsolidated affiliates	$2,191	$—	$2,191
Capital expenditures	$20,489	$10,065	$30,554

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

Long-term Debt:   The carrying value of long-term debt was approximately equal to fair value at December 31, 2004 and 2003 due to the resetting dates of the variable interest rates.

Swap Contract:   As discussed in Note 7, the swap contract asset is carried at fair value at December 31, 2004.

20.   Goodwill and Intangible Assets

Goodwill

During the quarter ended June 30, 2004, due to the triggering events discussed in Notes 3, 4, and 6 above, the Company determined that the carrying value of its goodwill at its Bothell reporting unit may be impaired. Accordingly, the Company conducted a goodwill impairment review as required under SFAS 142, and concluded that an impairment had occurred and therefore recorded a $13,251 goodwill impairment charge, which reflects a full impairment of the Bothell goodwill. In calculating the goodwill impairment charge, the fair value of the Bothell reporting unit was determined with the assistance of an independent valuation firm using a discounted cash flow valuation approach. Significant assumptions used in this analysis include (i) expected future revenue growth rates, reporting unit profit margins, and working capital levels, (ii) a discount rate, and (iii) a terminal value multiple. The revenue growth rates, working capital levels and reporting unit profit margins were based on management’s best estimate of future results.

Also during the quarter ended June 30, 2004, due to the triggering events discussed in Notes 3, 4, and 6 above, the Company determined that the carrying value of its goodwill at its Mount Prospect reporting unit may be impaired. Accordingly, the Company conducted a goodwill impairment review as required under SFAS 142. The Company completed its assessment and concluded that an impairment had occurred and recorded a $1,243 goodwill impairment charge based upon a valuation of the reporting unit. The valuation was prepared with the assistance of an independent valuation firm using a discounted cash flow approach. Significant assumptions used were similar to those used for the Bothell reporting unit valuation.

The changes in the carrying amount of goodwill, by segment, for the years ended December 31, 2004 and 2003 are as follows:

	AMR	Organichem	Total
Balance as of January 1, 2003	$17,181	$—	$17,181
Goodwill acquired	—	23,060	23,060
Balance as of December 31, 2003	17,181	23,060	40,241
Impairment losses	(14,494)	—	(14,494)
Balance as of December 31, 2004	$2,687	$23,060	$25,747

Intangible Assets

Due to the write-down of the Company’s natural product libraries as discussed in Note 4 above, the Company also performed an assessment of the carrying value of its microbial cultures and related technologies during the quarter ended June 30, 2004. The microbial cultures and related technologies are the starting materials and technology used in the development of the natural product libraries and therefore would be used to make incremental copies of the natural product libraries. Based on its assessment, the Company concluded that the carrying value of the microbial cultures and related technologies was not recoverable, and accordingly recorded a $3,541 impairment charge representing the entire remaining carrying value of microbial cultures and related technologies.

The components of intangible assets are as follows:

	Cost	Accumulated Amortization	Net	Amortization Period
December 31, 2004
Microbial Cultures	$—	$—	$—
Patents and Licensing Rights	1,478	(277)	1,201	16 years
	$1,478	$(277)	$1,201
December 31, 2003
Microbial Cultures	$4,511	$(751)	$3,760	15 years
Patents and Licensing Rights	1,231	(127)	1,104	16 years
	$5,742	$(878)	$4,864

Estimated future annual amortization expense related to intangible assets is $134 per year for each of the years ending December 31, 2005, 2006, 2007, 2008, and 2009.

21.   Selected Quarterly Consolidated Financial Data (unaudited)

The following tables present unaudited consolidated financial data for each quarter of 2004 and 2003:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Contract revenue	$30,814	$28,118	$28,703	$33,919
Gross profit	6,951	(709)	5,428	6,978
Recurring royalties	9,992	13,878	11,917	12,186
Income from operations	4,144	(22,586)	4,297	5,331
Net income	2,761	(20,773)	2,890	3,431
Net income per share:
Basic	$0.09	$(0.66)	$0.09	$0.11
Diluted	$0.09	$(0.66)	$0.09	$0.11
2003
Contract revenue	$33,839	$38,777	$33,005	$39,046
Gross profit	7,827	9,619	10,982	14,486
Recurring royalties	11,100	15,200	12,400	12,982
Income from operations	6,123	12,443	12,600	15,463
Net income	4,052	8,207	8,233	10,372
Net income per share:
Basic	$0.13	$0.26	$0.26	$0.32
Diluted	$0.13	$0.25	$0.25	$0.32

ALBANY MOLECULAR RESEARCH, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2004, 2003 and 2002

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions Charged to Reserves	Balance at End of Period
Allowance for doubtful accounts receivable
2004	$309,000	$(77,315)	$(25,000)	$(1,613)	$205,072
2003	$218,000	$278,715	—	$(187,715)	$309,000
2002	$218,000	—	—	—	$218,000
Note receivable reserve
2004	$32,277	—	—	—	$32,277
2003	$32,277	—	—	—	$32,277
2002	$40,277	—	$(8,000)		$32,277
Deferred tax asset valuation allowance
2004	$1,149	$621	—	—	$1,770
2003	$—	$1,149	—	—	$1,149
2002	$—	—	—	—	—

1