Form 10-Q
period 2005-03-31
ALBANY MOLECULAR RESEARCH INC
filed 2005-05-10
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes	☒	No	☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2005

Common Stock, $.01 par value

32,270,019

ALBANY MOLECULAR RESEARCH, INC.

Quarterly Report on Form 10-Q For the Period Ended March 31, 2005

PART I — FINANCIAL INFORMATION

Item 1.             Condensed Consolidated Financial Statements

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Income

(unaudited)

(Dollars in thousands, except for per share data)

	Three Months Ended
	March 31, 2005	March 31, 2004

Contract revenue	$36,627	$30,814
Recurring royalties	12,007	9,992
Total revenue	48,634	40,806

Cost of contract revenue	29,136	23,863
Technology incentive award	1,201	998
Research and development	3,489	7,880
Selling, general and administrative	6,452	3,921
Total operating expenses	40,278	36,662

Income from operations	8,356	4,144

Other income (expense):

Equity in loss of unconsolidated affiliates	—	(65)
Interest income, net	200	161
Other income, net	3	8

Total other income (expense):	203	104

Income before income tax expense	8,559	4,248

Income tax expense	2,962	1,487

Net income	$5,597	$2,761

Basic earnings per share	$0.18	$0.09

Diluted earnings per share	$0.17	$0.09

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Balance Sheets

(Dollars and share amounts in thousands)

	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,069	$41,171
Investment securities, available-for-sale	91,404	92,578
Accounts receivable, net	20,216	14,263
Royalty income receivable	12,005	12,178
Inventory	32,211	32,415
Prepaid expenses and other current assets	3,827	3,914
Property and equipment held for sale	5,627	5,627
Total current assets	212,359	202,146

Property and equipment, net	143,962	145,753

Other assets:
Goodwill	25,747	25,747
Intangible assets and patents, net	1,239	1,201
Equity investments in unconsolidated affiliates	956	956
Other assets	1,177	1,089
Total other assets	29,119	28,993

Total assets	$385,440	$376,892

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$14,591	$14,289
Deferred revenue	2,513	2,089
Accrued pension benefits	631	631
Income taxes payable	3,126	846
Current installments of long-term debt	30,072	4,526
Total current liabilities	50,933	22,381

Long-term liabilities:
Long-term debt, excluding current installments	21,983	48,603
Deferred income taxes	7,671	6,997
Pension and postretirement benefits	2,885	3,139
Other long term liabilities	271	296
Total liabilities	83,743	81,416

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 100,000 shares authorized, 34,314 shares issued at March 31, 2005, and 33,942 shares issued at December 31, 2004	343	340
Additional paid-in capital	192,506	189,608
Unearned compensation – restricted stock	(2,235)	—
Accumulated other comprehensive loss	(159)	(117)
Retained earnings	148,413	142,816
	338,868	332,647
Less, treasury shares at cost, 2,077 shares	(37,171)	(37,171)
Total stockholders’ equity	301,697	295,476
Total liabilities and stockholders’ equity	$385,440	$376,892

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31, 2005	March 31, 2004

Operating activities
Net income	$5,597	$2,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,937	3,534
Allowance for bad debts	(65)	—
Warrant Issuance expense	—	3,053
Equity in earnings of unconsolidated affiliates	—	65
Deferred income tax expense	681	—

(Increase) decrease in:
Accounts receivable	(5,888)	3,353
Royalty income receivable	173	2,945
Inventory, prepaid expenses and other assets	4	(1,589)
(Decrease) increase in:
Accounts payable and accrued expenses	302	(3,971)
Deferred revenue	424	(804)
Income tax payable	2,280	563
Other long-term liabilities	(25)	(7)
Pension and postretirement benefits	(254)	(242)
Net cash provided by operating activities	7,166	9,661

Investing activities
Net (purchases) maturities of investment securities	(24,919)	3,951
Proceeds from sales of investment securities	25,850	—
Purchases of property and equipment	(1,706)	(5,797)
Payments for patent applications and other costs	(61)	(19)
Net cash used in investing activities	(836)	(1,865)

Financing activities
Borrowings on long-term debt	—	5
Principal payments on long-term debt	(1,074)	(1,069)
Proceeds from sale of common stock	642	695
Net cash used in financing activities	(432)	(369)

Increase in cash and cash equivalents	5,898	7,427

Cash and cash equivalents at beginning of period	41,171	18,187

Cash and cash equivalents at end of period	$47,069	$25,614

See notes to unaudited condensed consolidated financial statements.

Note 1 – Summary of Operations and Significant Accounting Policies

(All amounts in thousands, except per share amounts, unless otherwise noted)

Nature of Business and Operations

Albany Molecular Research, Inc. (the “Company”) is a leading global chemistry-based drug discovery and development company focused on applications for new small molecule prescription drugs. The Company conducts research and development projects and collaborates with many leading pharmaceutical and biotechnology companies, and is developing new chemistry technology for potential pharmaceutical products. The Company engages in chemistry research, from lead discovery, optimization and development to commercial manufacturing. As part of its drug discovery strategy, the Company is also producing novel compound collections and chemical screening collections. In addition to its chemistry research services, the Company also conducts proprietary research and development to develop new technologies and to discover new lead compounds with commercial potential. The Company seeks to license these compounds to third parties in return for up-front service fees and milestone payments as well as recurring royalty payments if these compounds are developed into new drugs successfully reaching the market.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.  The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included.  Operating results for the quarter ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

The accompanying unaudited condensed consolidated financial statements include the accounts of Albany Molecular Research, Inc. and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated during consolidation.  Assets and liabilities of non-U.S. operations are translated at period-end rates of exchange, and the income statements are translated at the average rates of exchange for the period. Gains or losses resulting from translating non-U.S. currency financial statements are recorded in Other Comprehensive (Loss) Income in the accompanying 2005 condensed consolidated balance sheet.

Revised Classification of Certain Securities

Effective December 31, 2004, we revised the classification of our auction rate municipal bonds as marketable securities in current assets. Previously, such investments had been classified as cash and cash equivalents. Accordingly, we have reflected these securities as marketable securities in the current assets section of our balance sheets as of March 31, 2005 and December 31, 2004. We have also made corresponding adjustments to our statements of cash flows for the three months ended March 31, 2004 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This reclassification does not affect previously reported cash flows from operations or from financing activities in our previously reported statements of cash flows or our previously reported statements of operations for any period.

As originally reported at December 31, 2003 and March 31, 2004, $29,250 and $28,550, respectively of these current investments were classified as cash equivalents on our balance sheets. These investments have been reclassified to short-term investments from cash and cash equivalents as previously reported.

For the three months ended March 31, 2004, the change in net cash used in investing activities from previously reported amounts related to these short-term auction rate securities was $700.

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

Up-Front License Fees, Milestone and Royalty Revenue.  The Company recognizes revenue from up-front non-refundable licensing fees on a straight line basis over the period of the underlying project. The Company will recognize revenue arising from a substantive milestone payment upon the successful achievement of the event, and the resolution of any uncertainties or contingencies regarding potential collection of the related payment, or if appropriate over the remaining term of the agreement.

Recurring Royalty Revenue Recognition.

Recurring royalties consist of royalties under a license agreement with Sanofi-Aventis based on the worldwide sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere. The Company records royalty revenue in the period in which the sales of Allegra/Telfast occur, because we can reasonably estimate such royalties. Royalty payments from Sanofi-Aventis are due within 45 days after each calendar quarter and are determined based on sales of Allegra/Telfast in that quarter.

Natural Product and Lead Finding Sample Collections.

As part of the Company’s strategy to provide a comprehensive offering of natural product and chemical lead finding discovery services and technologies to its customers, it has acquired natural product sample collections and related assets and is producing novel compound libraries and chemical screening collections. The natural product sample collections were acquired in connection with the 2001 acquisition of New Chemical Entities, Inc. (NCE). For internally developed libraries, the Company is capitalizing the cost of internally producing novel compound and screening collections in inventory.  Initial costs to develop novel compound libraries are categorized as research and development expense until such time it becomes probable that a saleable library can be successfully produced. As a result, costs for the design, research, and testing of libraries under development are expensed as incurred. Company research chemists review the results of analytical procedures to determine if the chemical reactions were completed as expected and the product purity and product yields are within required specifications. This “validation” process determines whether the chemistry is successful and if a saleable product will result. The Company capitalizes costs of production to inventory once the validation process is completed and successful production is reasonably assured. If a core reaction is unsuccessful, the library template is abandoned and no further development takes place.

Capitalized costs are amortized over the economic life of the library (estimated at 3 years) at the greater of (a) the ratio of the product’s current gross revenue to the total of current and expected gross revenues or (b) the straight-line method computed by dividing the remaining unamortized capitalized cost by the remaining economic life of the product. The remaining economic life is reassessed at each balance sheet date and changes in estimate, if appropriate, are made to the amortization model.  Amortization of library inventories is included within research and development expense on the consolidated income statement.  Library amortization expense was $304 and $0 for the three months ended March 31, 2005 and 2004, respectively.  In addition, the Company monitors the carrying value of its natural product and lead finding sample collections for impairment on a quarterly basis.  The Company compares the carrying values of these collections to their estimated net realizable fair values, which are based on estimated future sales of these collections, to determine impairment.  The Company recognizes an impairment charge for any collection whose carrying value is greater than its estimated net realizable fair value.

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

The Company will perform the annual goodwill assessment for its reporting units during the third quarter of 2005.  If management’s expectations of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of our reporting units could change significantly. Such a change could result in goodwill impairment charges in future periods, which could have a significant impact on our consolidated financial statements.  Total goodwill recorded on the Company’s balance sheet at March 31, 2005 was $25,747, including $23,060 of goodwill associated with the Company’s acquisition of Organichem, Inc.

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

	Three Months Ended March, 31
	2005	2004
Net Income, as reported	$5,597	$2,761
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	14	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(698)	(895)
Pro Forma net income	$4,913	$1,866

Earnings per share:
Basic as reported	$0.18	$0.09
Basic pro-forma	$0.15	$0.06

Diluted as reported	$0.17	$0.09
Diluted pro-forma	$0.15	$0.06

Note 2 – Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2005	2004
Weighted average common shares outstanding	31,931	31,670
Dilutive effect of stock options	246	408
Dilutive effect of restricted stock	6	—
Weighted average common shares outstanding, assuming dilution	32,183	32,078

The Company has excluded certain outstanding stock options and warrants from the calculation of diluted earnings per share for the three months ended March 31, 2005 and 2004 because the exercise price was greater than the average market price of the Company’s common shares during that period, and as such would be anti-dilutive.  The amount of anti-dilutive options and warrants outstanding were 2,881 and 2,219 (before the effects of the treasury stock method) for the periods ended March 31, 2005, and 2004, respectively and are not included in the calculation of weighted average common shares outstanding.

Note 3 – Inventory

Inventory consisted of the following at March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
Raw materials	$4,726	$4,818
Work in process	1,375	1,273
Finished goods	22,734	22,644
Libraries, net of accumulated amortization	3,376	3,680
Total	$32,211	$32,415

Note 4 – Restructuring of Mt. Prospect

On May 4, 2004 the Company announced its plan to consolidate operations by relocating its Mt. Prospect facility operations to its facilities in New York. The Company’s proprietary biocatalysis technology platform, drug metabolism screening, research fermentation and chemical development technologies in Mt. Prospect have been relocated to New York and continue to be fully integrated with the Company’s drug discovery and development technologies. The restructuring resulted in the closure of the Mt. Prospect Research Center in the fourth quarter of 2004. The consolidation was initiated as a result of a lack of anticipated growth in the Company’s chemical development services at the facility. As a result of the restructuring, 33 employees were terminated and 25 employees were relocated to facilities in New York.

The restructuring liabilities are included in accounts payable and accrued expenses on the accompanying balance sheets. The following table displays the restructuring activity and liability balances:

	Balance at December 31, 2004	Charges	Payments	Balance at March 31, 2005
Termination benefits	$129	$(65)	$(64)	$—
Asset disposal costs	513	—	—	513
Total	$642	$(65)	$(64)	$513

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

The Company also incurred $158 in employee and equipment relocation costs during the first quarter of 2005.  These relocation costs are included under the caption “selling, general and administrative” in the condensed consolidated statement of operations.

We are currently marketing the Mt. Prospect Research Center facility for sale. The facility qualified for held for sale treatment in accordance with SFAS No. 144 during the fourth quarter of 2004. The long-lived assets associated with Mt. Prospect have been segregated to a separate line item on the condensed consolidated balance sheet until they are sold and depreciation expense has ceased with respect to those assets. We anticipate the completion of the sale of the facility by June 2006.

The above restructuring activity was recorded exclusively in the AMR operating segment. The net cash outflow related to the restructuring for the three months ended March 31, 2005 was $64.  Anticipated cash outflows related to the restructuring for the remainder of 2005 is $513, which primarily consists of the payment of accrued asset disposal costs.

Note 5 – Goodwill and Intangible Assets

The carrying amounts of goodwill, by segment, as of March 31, 2005 and December 31, 2004 are as follows:

AMR	Organichem	Total
$2,687	$23,060	$25,747

The components of intangible assets are as follows:

	Cost	Accumulated Amortization	Net	Amortization Period
March 31, 2005
Patents and Licensing Rights	$1,539	$(300)	$1,239	16 years

December 31, 2004
Patents and Licensing Rights	$1,478	$(277)	$1,201	16 years

Amortization expense related to intangible assets for the three months ended March 31, 2005 and 2004 was $23 and $134, respectively.

Estimated future annual amortization expense related to intangible assets is approximately $101 per year through the year ended December 31, 2009.

Note 6 - Defined Benefit and Postretirement Welfare Plan

Organichem previously provided retirement benefits under two non-contributory defined benefit plans and a non-contributory, unfunded post-retirement welfare plan. Future benefits under all three plans have been frozen.

Components of Net Periodic Benefit Cost

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004

Service Cost	$—	$44	$11	$9
Interest Cost	317	299	4	4
Expected return on plan assets	(296)	(282)	—	0
Amortization of prior service cost	—	—	—	0
Recognized net (gain) loss	—	1	—	0
Net periodic benefit cost	$21	$62	$15	$13

Employer Contributions

The Company previously disclosed in its financial statement for the year ended December 31, 2004 that it expected to contribute $631 to its pension plan in 2005.  As of March 31, 2005, $294 in contributions have been made.  The Company continues to anticipate contributing the additional $337 to fund its pension plan in 2005.

Note 7 - Restricted Stock

In March 2005, the Compensation Committee of the Board of Directors granted an award of 267 restricted shares of common stock to employees of the Company under the 1998 Stock Option and Incentive Plan.  The shares are issued as restricted stock and are held in the custody of the Company until all vesting restrictions are satisfied.  Shares vest under this grant over a period of five years, with 60% vesting after three years of continuous employment from the grant date and an additional 20% vesting after four and five years of continuous employment from the grant date, respectively.  If the vesting terms under which the award was granted are not satisfied, the shares are forfeited.  Unearned compensation of $2,259 was recorded at the date of award, based on the market value of the shares on the grant date, and is included as a separate component of shareholders’ equity and is amortized over the applicable vesting period.  The amount amortized to expense during the quarter ended March 31, 2005 was approximately $24.

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

Albany Molecular Research includes activities such as drug lead discovery, optimization, drug development and small scale commercial manufacturing.  Organichem includes pilot to commercial scale manufacturing of active pharmaceutical ingredients and intermediates and high potency and controlled substance manufacturing all of which are in compliance with the Food and Drug Administration’s (FDA) current Good Manufacturing Practices.  Corporate activities include business development and administrative functions, as well as research and development costs that have not been allocated to the operating segments.

The following table contains earnings data by operating segment, reconciled to consolidated totals included in the financial statements:

	Contract Revenue	Recurring Royalty Revenue	Operating income (loss)	Depreciation and Amortization
For the three months ended March 31, 2005
AMR	$13,598	$12,007	$12,700	$2,483
Organichem	23,029	—	4,597	1,454
Corporate	—	—	(8,941)	—
Total	$36,627	$12,007	$8,356	$3,937

For the three months ended March 31, 2004
AMR	$14,066	$9,992	$12,705	$2,092
Organichem	16,748	—	3,240	1,436
Corporate	—	—	(11,801)	—
Total	$30,814	$9,992	$4,144	$3,528

The following table summarizes other information by segment as of and for the three months ended March 31, 2005:

	As of and for the three months ended March 31, 2005
	AMR	Organichem	Total

Total assets	$255,167	$130,273	$385,440
Goodwill included in total assets	2,687	23,060	25,747
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	722	984	1,706

The following table summarizes other information by segment as of and for the three months ended March 31, 2004:

	As of and for the three months ended March 31, 2004
	AMR	Organichem	Total

Total assets	$275,069	$118,512	$393,581
Goodwill included in total assets	17,181	23,060	40,241
Investments in unconsolidated affiliates	2,242	—	2,242
Capital expenditures	4,193	1,604	5,797

Note 9 – Financial Information by Customer Concentration and Geographic Area

Total contract revenue from AMR’s three largest customers represented approximately 14%, 11% and 4% of AMR’s total contract revenue for the three months ended March 31, 2005, and 13%, 13% and 6% of total contract revenue for the three months ended March 31, 2004.  Total contract revenue from Organichem’s largest customer, GE Biosciences, represented 77% and 78% of Organichem’s total contract revenue for the three months ended March 31, 2005 and 2004, respectively.  GE Biosciences accounted for approximately 49% and 42% of the Company’s total contract revenue for the three months ended March 31, 2005 and 2004, respectively.  GE is expected to discontinue its purchases of one of the products it receives from Organichem after 2005, and is making all of its 2005 purchases in the first half of the year.  Sales of this product totaled $10,000 in the first quarter of 2005, compared to $3,900 in the first quarter of 2004.

The Company’s total contract revenue for the three months ended March 31, 2005 and 2004 was recognized from customers in the following geographic regions:

	Three Months Ended March 31,
	2005	2004

United States	49%	56%
Europe	50%	40%
Other	1%	4%

Total	100%	100%

Note 10 – Comprehensive Income

The Company is required to report comprehensive income and its components in accordance with the provisions of the Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income.”

The following table presents the components of the Company’s comprehensive income for the three months ended March 31, 2005 and 2004:

(in thousands)

	Three Months Ended March 31,
	2005	2004

Net income	$5,597	$2,761

Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of taxes	(126)	(43)
Unrealized gain (loss) on Interest Rate Swap, net of taxes	115	(182)
Foreign currency translation loss	(31)	—

Total comprehensive income	$5,555	$2,536

Note 11 – Legal Proceedings

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

Under applicable federal law, marketing of an FDA-approved generic version of Allegra may not commence until the earlier of a decision favorable to the generic challenger in the patent litigation or 30 months after the date the patent infringement lawsuit was filed. In general, the first generic filer is entitled to a 180-day marketing exclusivity period upon FDA approval.  Barr Laboratories, Inc., a defendant in the ongoing Allegra patent litigation, currently is eligible to market a generic form of Allegra; but, if it were to do so, it would risk damages for patent infringement if the current Allegra patent litigation is not resolved favorably to it.

Note 12- Recently Issued Accounting Pronouncements

In November 2004, the FASB issued Statement No. 151, Inventory Costs – an Amendment of ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as defined in ARB No. 43.  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted.  This Statement applies to the Company for the fiscal year ending December 31, 2006.  The Company will assess the impact of applying this Statement in the third quarter of 2005.

In December 2004, the FASB issued Statement No. 123 (Revised), Share-Based Payment (Revised), which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, in establishing standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, as well as transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on fair value of the share-based payment.  This Statement establishes fair value as the measurement objective in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans.  In April 2005, the SEC issued a Final Rule amending Rule 4-01(A) of Regulation S-X regarding the compliance date for this Statement.  This Statement applies to the Company beginning with the quarter ending March 31, 2006.  The Company expects that as a result of adopting this Statement that the Company will recognize expense in the consolidated income statement for the fair value of share options and restricted stock awards issued to its employees, as well as for the portion of the purchase discount on the market price of the Company’s common stock offered to employees in conjunction with the Company’s Employee Stock Purchase Plan that is considered compensatory based on the guidance in FAS No. 123(R).  The Company has not completed its determination, however, it is expected that the application of this Statement will have a material impact on the Company’s results of operations.

In October 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union.  In December 2004, the FASB issued Staff Position No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.  This Staff Position clarifies that the tax deduction for qualified domestic production activities provided by the American Jobs Creation Act of 2004 (the Act) should be accounted for as a special deduction under FAS 109 as opposed to a tax-rate deduction.  The phase-in of the tax deduction and the phase-out of the ETI exclusion begins with qualifying production activities and foreign sales for the year ending December 31, 2005.  The Company has included the tax impact of the Act and the impact of applying the Staff Position in its provision for income taxes for the quarter ended March 31, 2005.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our results of operations and financial condition should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the Notes thereto included within this report. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “intend,” “expect,” “anticipate,” “believe,” and “continue” or similar words and include, but are not limited to, statements concerning the Mount Prospect Research Center, pension plan contributions, GE Biosciences, contract revenue and costs, the ongoing Allegra patent infringement litigation, customer spending and business trends, foreign operations (including Singapore and India), clinical supply manufacturing, management’s strategic plans, and research and development projects and expenses, selling, general and administrative expenses and extension of our line of credit.  The Company’s actual results may differ materially from such forward-looking statements as a result of numerous factors, some of which the Company may not be able to predict and may not be within the Company’s control.  Factors that could cause such differences include, but are not limited to, the Company’s ability to successfully relocate and consolidate its Mount Prospect operations with its New York facility, the risk that the Company will not achieve the cost savings expected to result from the closure and relocation of its Mount Prospect operations, the Company’s ability to recruit and retain experienced scientists, trends in pharmaceutical and biotechnology companies outsourcing chemical research and development, the loss of a significant customer, sales of Allegra (including any deviations in estimates provided by Sanofi-Aventis) and the Company’s receipt of significant royalties from the Allegra license agreement, the risk that Allegra may be approved for over-the-counter use and Claritin’s approval for over-the-counter use, the Company’s and Sanofi-Aventis’ ability to successfully enforce their respective intellectual property, patent rights and technology, including with respect to the generic companies’ Abbreviated New Drug Application filings, the integration and operating risks associated with the Company’s acquisition of Organichem, the Company’s ability to successfully develop novel compounds and lead candidates in its research programs and collaborative arrangements, the Company’s ability to take advantage of proprietary technology and expand the scientific tools available to it, the ability of the Company’s strategic investments and acquisitions to perform as expected and any goodwill impairment related to such investments and acquisitions, the Company’s ability to successfully complete its ongoing expansion projects on schedule, the Company’s ability to execute its business plan for compound and chemical screening libraries, and the Company’s ability to effectively manage its growth, as well as those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 16, 2005.  All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future.  References to “we,” “us,” and “our,” refers to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole.

Overview

We are a leading global chemistry-based drug discovery and development company, focused on identifying and developing novel biologically active small molecules with applications in the prescription drug market. We engage in comprehensive chemistry research from lead discovery, optimization and development to commercial manufacturing and conduct cell and non-cell based high throughput screening on a variety of biological targets. We perform contract research services for many of the leading pharmaceutical and biotechnology companies and also conduct our own internal proprietary research and development to discover new therapeutically-active lead compounds with commercial potential. We anticipate that we would then license these compounds to third parties in return for up-front service fees and milestone payments as well as recurring royalty payments if these compounds are developed into new commercial drugs. In 1995, our proprietary research and development activities led to the development, patenting and licensing of a substantially pure form of, and a manufacturing process for, the active ingredient in the non-sedating antihistamine fexofenadine HCl marketed by Sanofi-Aventis S.A. as Allegra in the Americas and as Telfast elsewhere. In addition, certain of our discovery technology contracts provide for us to receive milestone and royalty payments for discoveries that lead to commercial products.

Our total revenue for the quarter ended March 31, 2005 was $48.6 million, including $36.6 million from our chemistry contract business, as compared to $40.8 million for the quarter ended March 31, 2004.  Contract revenue for the first quarter of 2005 increased $5.8 million from $30.8 million in the first quarter of 2004.  The increase in contract revenue is primarily due to the timing of delivery requirements for one of the products sold to Organichem’s largest customer, GE Biosciences (GE).  GE is expected to discontinue its purchases of this product after 2005, and is making all of its 2005 purchases in the first half of the year.  Sales of this product totaled $10.0 million in the first quarter of 2005, compared to $3.9 million in the first quarter of 2004. We expect the remaining purchases of this product in the second quarter to approximate $7.0 million, with no revenues associated with this product after the 2nd quarter of 2005. Consolidated gross margin was 20.5% for the quarter ended March 31, 2005 compared to 22.6% for the quarter ended March 31, 2004. Gross margin at the AMR operating segment decreased to 21.3% in the first quarter of 2005 compared to 26.4% for the same period in 2004, primarily due to the fixed cost components of AMRI’s contract business on lower revenues, competitive pricing pressures, and amortization of the Company’s chemical compound and natural product library inventories, partially offset by salary and benefit expense savings resulting from the closure of the Mt. Prospect facility in the 2nd quarter of 2004.  Gross margin for Organichem in the first quarter of 2005 was 20.0%, which is consistent with a gross margin of 19.3% in the first quarter of 2004.

During the quarter ended March 31, 2005, we generated $7.1 million in cash from operations and spent $1.7 million in capital on our facilities and equipment, primarily related to the expansion of our manufacturing suites at Organichem.  As of March 31, 2005, we had $138.5 million in cash, cash equivalents and investments and $52.1 million in bank and other related debt.

The business environment for chemistry outsourcing continued to be challenging in the first quarter of 2005. Our customers continue to spend a greater portion of their research and development dollars on later stage development projects. This shift in customer focus has resulted in decreased demand for our discovery services, which has been partially offset by increased contract revenue from chemical development, small-scale GMP manufacturing and analytical services. In addition, certain areas of our business face foreign competition that has substantially lower cost structures. The lower cost structures result from parts of the world where salaries are a fraction of what they are in industrialized countries. This trend has resulted in lost business and has brought pricing pressures in the U.S., impacting our ability to increase or maintain pricing on our customer contracts.  We continue to pursue our plans to establish lower-cost international operations, including the establishment of our Singapore Research Centre during the first quarter.  We also expect to begin operations in India during the second half of 2005. We believe the ability to offer customers a choice of business models and cost structures to meet their drug discovery needs will help to strengthen our global competitive advantage.

Total contract revenue from Organichem’s largest customer, GE, represented 77% and 78% of Organichem’s total contract revenue for the quarter ended March 31, 2005 and 2004, respectively.  GE accounted for approximately 49% and 42% of our consolidated contract revenue for the quarter ended March 31, 2005 and 2004, respectively.  As noted above, GE is expected to discontinue purchases of one of the products we sell to them in the third quarter of 2005.  Our objective is to recoup the revenues associated with these sales decreases through increased sales of another product to GE Biosciences, as well as continued growth in the area of clinical supply manufacturing for advanced stage human trials.  Clinical supply manufacturing represented 14% of Organichem’s total contract revenue for the quarter ended March 31, 2005, compared to 3% of total contract revenue for the quarter ended March 31, 2004.  We expect the trend of increased growth in clinical supply manufacturing to continue in future periods.

Included in total revenue for the quarter ended March 31, 2005 was $12.0 million in royalties compared to $10.0 million for the quarter ended March 31, 2004.  The increase in Allegra royalties directly corresponds with an increase in worldwide sales of Allegra/Telfast as reported to us by Sanofi-Aventis.

Results of Operations – Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenues

Total contract revenue

Contract revenue consists primarily of fees earned under contracts with our third party customers.  Our contract revenues for each of our AMR and Organichem segments were as follows:

	Three Months Ended March 31,
(in thousands)	2005	2004
AMR	$13,598	$14,066
Organichem	23,029	16,748
Total	$36,627	$30,814

AMR contract revenues for the quarter ended March 31 2005, decreased $0.5 million to $13.6 million as compared to $14.1 million for the same quarter in the prior year.  The decrease is a result of continued global competition, pricing pressures and reductions in discovery phase research and development spending by pharmaceutical and biotechnology companies leading to a decrease in demand for our discovery services, partially offset by a combined increase in contract revenue from chemical development, small-scale GMP manufacturing and analytical services as customers continue to focus on development-stage projects.  We see the trends of shifting customer preference for development-stage projects, global competition and pricing pressures continuing.  We have pursued strategies to establish lower-cost international operations in Singapore and India.  We established our Singapore Research Centre during the first quarter, and expect to begin operations in India during the second half of 2005. While the revenue from our international operations is not expected to be material to consolidated contract revenue in 2005, we believe the ability to offer customers a choice of business models and cost structures to meet their drug discovery needs will help to strengthen our competitive advantage.  Organichem contract revenues for the first quarter of 2005 were $23.0 million, an increase of $6.3 million compared to contract revenue of $16.7 million during the first quarter of 2004.  Organichem’s contract revenue increased primarily due to the timing of delivery requirements for one its products from its largest customer, GE.  GE is expected to discontinue its purchases of this product after 2005, and is making all of its 2005 purchases in the first half of the year.  Sales of this product totaled $10.0 million in the first quarter of 2005, compared to $3.9 million in the first quarter of 2004. We expect the remaining purchases of this product in the second quarter to approximate $7.0 million, with no revenues associated with this product after the 2nd quarter of 2005.

Our objective is to recoup the revenues associated with these sales decreases through increased sales of another product to GE,as well as continued growth in the area of clinical supply manufacturing for advanced stage human trials.  Clinical supply manufacturing represented 14% of Organichem’s total contract revenue for the quarter ended March 31, 2005, compared to 3% of total contract revenue for the quarter ended March 31, 2004.  We expect the trend of increased growth in clinical supply manufacturing to continue in future periods.

Recurring royalty revenue

We earn royalties under our licensing agreement with Sanofi-Aventis S.A. for the active ingredient in Allegra/Telfast.  Royalties were as follows:

(in thousands)
Three Months Ended March 31,
2005	2004
$12,007	$9,992

The increase in royalty revenue for the quarter ended March 31, 2005 was attributable to increased worldwide sales of Allegra/Telfast as reported to us by Sanofi-Aventis.  In the absence of guidance from Sanofi-Aventis, we cannot predict future levels of Allegra/Telfast royalty income.

Costs and Expenses

Cost of contract revenue

Our cost of contract revenue, from which we derive gross profit from contract revenue, consists primarily of compensation and associated fringe benefits for employees, chemicals, depreciation and other indirect project related costs.  Cost of contract revenue for our AMR and Organichem segments were as follows:

Segment	Three Months Ended March 31,
(in thousands)	2005	2004

AMR	$10,704	$10,355
Organichem	18,432	13,508
Total	$29,136	$23,863

AMR Gross Margin	21.3%	26.4%
Organichem Gross Margin	20.0%	19.3%
Total Gross Margin	20.5%	22.6%

AMR had a contract revenue gross margin of 21.3% for the three months ended March 31, 2005, compared to 26.4% for the same period in 2004.  The decline in gross margin largely resulted from the decline in contract revenues in relation to the fixed cost components of AMR’s contract business, competitive pricing pressures, and amortization of the Company’s chemical compound and natural product library inventories, partially offset by salary and benefit expense savings resulting from the closure of the Mt. Prospect facility.  Organichem’s contract revenue gross margin remained consistent, increasing slightly to 20.0% for the three months ended March 31, 2005 compared to 19.3% for the same period in 2004.  We expect the costs incurred in providing contract services for the remainder of 2005 to remain consistent with the amounts incurred in the current quarter.

Technology incentive award

We maintain a Technology Development Incentive Plan, the purpose of which is to stimulate and encourage novel innovative technology development by our employees.  This plan allows eligible participants to share in a percentage of the net revenue earned by us relating to patented technology with respect to which the eligible participant is named as an inventor.  Currently, Technology Development Incentive Plan award expenses consist of payments to Dr. Thomas D’Ambra, the Chairman, President, and Chief Executive Officer of the Company as the sole inventor of the patents for fexofenadine HCl, and are equal to 10% of the total payments received by us with respect to those patents.  The incentive award was as follows:

(in thousands)
Three Months Ended March 31,
2005	2004

$1,201	$998

The increase was attributed to increased Allegra royalties for 2005 as compared to 2004.

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

Research and development expenses were as follows:

(in thousands)
Three Months Ended March 31,
2005	2004

$3,489	$7,880

The decrease in R&D expense during the three months ended March 31, 2005 is primarily due to the fact that R&D expenses for the three months ended March 31, 2004 include a $3.1 million charge recorded for the issuance of warrants to BMS in conjunction with the acquisition of intellectual property related to our central nervous system (CNS) research programs.  In addition, during the first quarter of 2005 we began to take steps to reorganize our internal departments in order to have a more formalized and structured R&D business group, and we have begun to more narrowly focus the scope of our research and development activities.

R&D spending related to individual projects may fluctuate based on the results of those projects. Projecting expected project completion dates and anticipated revenue from our internal research programs is not practical at this time due to the early stages of the projects and the inherent risks related to the development of new drugs.  Our internal central nervous system program is our most advanced opportunity to generate revenue, and we expect that a significant portion of our 2005 research and development costs will be incurred in the further development of this project.  We have selected two drug candidates from the CNS program to proceed into toxicity and safety pharmacology testing, with a view to finalizing the selection of a compound or compounds with respect to which we expect to subsequently file an Investigative New Drug (IND) application with the United States Food and Drug Administration (FDA) for purposes of commencing human clinical trials, should continued biological evaluation remain favorable.  We expect research and development expenses to increase in the second half of 2005 as we continue to advance our central nervous system programs.  While we continue to invest in this program, we are also beginning to seek discussions to license this technology in exchange for a combination of up-front license fees, milestones and royalty payments. In addition to our central nervous system program, the Company also continues to utilize our proprietary technologies, including our biocatalysis and natural product capabilities, to further advance other early stage internal research programs in the fields of oncology, immunosuppresion and inflammation.

Selling, general and administrative

Selling, general and administrative expenses consists of compensation and related fringe benefits for marketing and administrative employees, professional service fees, marketing costs and all costs related to facilities and information services.  Selling, general and administrative expenses were as follows:

(in thousands)
Three Months Ended March 31,
2005	2004

$6,452	$3,921

The increase in selling, general and administrative expenses for the first quarter of 2005 is attributable to approximately $0.6 million in salary and benefit expenses due to the addition of administrative and business development personnel, $0.4 million in professional fees related to our accounting and Sarbanes Oxley compliance services, and $0.3 million in administrative costs associated with our Singapore operations.  In addition, the Company incurred $0.3 million in additional facilities costs associated with the classification of Mt. Prospect facility costs as administrative while it is being held for sale and its corporate headquarters facility, which opened in February 2004.  The Company also incurred additional recruiting costs of $0.2 million associated with the hiring of executive management, senior scientific personnel, and the staffing of our Singapore operations.  The remaining increase relates to the reallocation of certain expenses to more appropriately reflect the current use of these resources.  We expect selling, general administrative costs to remain consistent with amounts incurred in the current quarter for the remainder of 2005.

Interest income (expense), net

	(in thousands)
	Three Months Ended March 31,
	2005	2004
Interest (expense)	$(478)	$(339)
Interest income	678	500
Interest income (expense), net	$200	$161

The increase in interest expense for the three months ended March 31, 2005 was due to the capitalization of interest costs incurred during the construction of the Company’s headquarters facility in the first quarter of 2004, as well as increases in the rates paid on the Company’s variable rate debt that were not hedged by its interest rate swaps.

The increase in interest income was primarily due to increases in the rates earned on interest bearing cash accounts and other short-term cash equivalents, as well as an increase in the balances held in these accounts of approximately $10.0 million or 8%.

Income tax expense

(in thousands)
Three Months Ended March 31,
2005	2004

$2,962	$1,487

The increase in income tax expense for the three months ended March 31, 2005 is due to the increase in pre-tax income from the prior year, as the Company’s effective tax rate remained relatively consistent at 34.6% of pre-tax income for the three months ended March 31, 2005 compared to 35.0% for the three months ended March 31, 2004.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities.  During the first quarter of 2005, we generated cash of $7.1 million from operating activities.  The primary sources of operating cash flows are payments received for the performance of contracted chemistry services and royalty payments received from Sanofi-Aventis based upon a percentage of sales of Allegra/Telfast.  The primary uses of operating cash flows are the payment of compensation and benefits to both scientific and administrative personnel, purchases of inventory and supplies, and payment of occupancy costs.  A substantial majority of the uses of operating cash flows pertain to the Company’s research and development and contract service business activities.

During the first three months of 2005, we used $0.8 million in investing activities, resulting from the use of $1.7 million for the acquisition of property and equipment, partially offset by net proceeds from investment securities transactions of $0.9 million.  During the first three months of 2005, we used $0.4 million for financing activities, consisting of $1.0 million in long-term debt repayments, offset by $0.6 million provided by stock option and stock purchase plan exercises.

Working capital was $161.4 million at March 31, 2005 as compared to $179.8 million as of December 31, 2004.  The primary sources of the decrease were the reclassification of the Company’s line of credit, which matures in February 2006 to a current liability, and an increase in income taxes payable due to the accrual of estimated income tax expense on the Company’s pre-tax income during the quarter.  These increases were partially offset by an increase in cash and investments due to the collection of Allegra royalty revenues, as well as an increase in accounts receivable due to timing of shipments to Organichem’s largest customer, GE Biosciences.  During 2005, we anticipate making $0.6 million in defined benefit pension plan contributions, $0.3 million of which was paid in the first quarter.  There have been no significant changes in future maturities on our long term debt since December 31, 2004, however, we are currently in discussions related to the extension of our line of credit for a term of five years.  We expect to complete the extension in the second quarter of 2005.

We entered into a credit facility consisting of $30.0 million term loan and $35.0 million line of credit to fund the acquisition of Organichem during 2003.  The term loan matures in February, 2008.  As of March 31, 2005, the interest rate on $15.0 million of the outstanding term loan balance was 4.61% and the interest rate on the remaining $7.5 million was 3.81%.  The line of credit expires in February 2006 and bears interest at a variable rate based on the Company’s leverage ratio.  As of March 31, 2005, the outstanding balance of the line of credit was $25.5 million and the interest rate was 3.76%.  The credit facility contains certain financial covenants, including a maximum leverage ratio, a minimum required operating cash flow coverage ratio, a minimum earnings before interest and taxes to interest ratio and a minimum current ratio.  Other covenants include limits on asset disposals and the payment of dividends.  As of March 31, 2005 we were in compliance with all covenants under the credit facility.

The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” under Item 7 of our 2004 Form 10-K. Excluding the repayment of $1.0 million outstanding under our credit facility, and $0.3 million in defined benefit pension plan contributions, as described above, there have been no material changes to our contractual obligations since December 31, 2004.

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

The recurring royalties we receive on the sales of Allegra/Telfast have historically provided a material portion of our operating cash flows.  As discussed in Part II, Item I of this Form 10-Q, several generic manufacturers have filed ANDA applications with the FDA seeking authorization to produce and market a generic version of Allegra.  We and Aventis Pharmaceuticals have filed several patent infringement suits against these generic companies alleging infringement of certain U.S. patents.  Should we or Sanofi-Aventis be unsuccessful in defending these patents we would experience a material decrease in operating cash flows.

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

We refer to the policies and estimates set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.  There have been no material changes or modifications to the policies since December 31, 2004.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There are no material changes in market risks since our annual report on Form 10-K for the year ended December 31, 2004.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report our management conducted an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures.  In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  We intend to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under applicable federal law, marketing of an FDA-approved generic version of Allegra may not commence until the earlier of a decision favorable to the generic challenger in the patent litigation or 30 months after the date the patent infringement lawsuit was filed. In general, the first generic filer is entitled to a 180-day marketing exclusivity period upon FDA approval.  Barr Laboratories, Inc., a defendant in the ongoing Allegra patent litigation, currently is eligible to market a generic form of Allegra; but, if it were to do so, it would risk damages for patent infringement if the current Allegra patent litigation is not resolved favorably to it.

Item 6.             Exhibits

(a)                      Exhibits.

10.1*

Form of Restricted Stock Award Agreement under the 1998 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2005 (File No. 000-25323)

10.2*	Form of Incentive Stock Option Agreement under the 1998 Stock Option and Incentive Plan (filed herewith).

10.3*	Form of Non-Qualified Stock Option Agreement for Non-Employees under the 1998 Stock Option and Incentive Plan (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Security Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Security Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                 Denotes management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALBANY MOLECULAR RESEARCH, INC.

Date: May 10, 2005	By:	/s/ Thomas E. D’Ambra, Ph.D.
Thomas E. D’Ambra, Ph.D.
Chairman of the Board, President and Chief Executive Officer
(Authorized Officer)

Date: May 10, 2005	By:	/s/ Mark T. Frost

Mark T. Frost

Chief Financial Officer, Secretary and Treasurer (Authorized Officer and Principal Financial Officer)