Form 10-Q
period 2005-06-30
ALBANY MOLECULAR RESEARCH INC
filed 2005-08-09
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Yes         ☒            No           ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes         ☒            No           ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2005
Common Stock, $.01 par value	32,348,511

ALBANY MOLECULAR RESEARCH, INC.

PART I — FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(Dollars in thousands, except for per share data)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Contract revenue	$35,948	$28,118	$72,574	$58,932
Recurring royalties	15,892	13,878	27,900	23,870
Total revenue	51,840	41,996	100,474	82,802

Cost of contract revenue	29,327	22,853	58,463	46,715
Write-down of library inventories	—	5,974	—	5,974
Total cost of contract revenue	29,327	28,827	58,463	52,689

Technology incentive award	1,594	1,387	2,795	2,385
Research and development	3,480	5,368	6,969	13,248
Selling, general and administrative	6,394	5,811	12,846	9,732
Property and equipment impairment	—	4,728	—	4,728
Goodwill impairment	—	14,494	—	14,494
Intangible asset impairment	—	3,541	—	3,541
Restructuring charge	—	426	—	426
Total costs and expenses	40,795	64,582	81,073	101,243

Income (loss) from operations	11,045	(22,586)	19,401	(18,441)

Equity in loss of unconsolidated affiliates	—	—	—	(65)
Interest income, net	320	142	520	302
Other income, net	67	1	70	9

Income (loss) before income tax expense (benefit)	11,432	(22,443)	19,991	(18,195)

Income tax expense (benefit)	4,138	(1,670)	7,101	(183)

Net income (loss)	$7,294	$(20,773)	$12,890	$(18,012)

Basic earnings (loss) per share	$0.23	$(0.65)	$0.40	$(0.57)

Diluted earnings (loss) per share	$0.23	$(0.65)	$0.40	$(0.57)

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(Dollars and share amounts in thousands)

	June 30, 2005	December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$46,065	$41,171
Investment securities, available-for-sale	97,276	92,578
Accounts receivable, net	20,503	14,263
Royalty income receivable	15,873	12,178
Inventories	30,660	32,415
Prepaid expenses and other current assets	3,370	3,914
Property and equipment held for sale	5,627	5,627
Total current assets	219,374	202,146

Property, plant and equipment, net	145,389	145,753

Other assets:
Goodwill	25,747	25,747
Intangible assets and patents, net	1,250	1,201
Equity investments in unconsolidated affiliates	956	956
Other assets	1,588	1,089
Total other assets	29,541	28,993

Total assets	$394,304	$376,892

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$11,634	$14,289
Deferred revenue	3,965	2,089
Accrued pension benefits	631	631
Income taxes payable	6,964	846
Current installments of long-term debt	4,536	4,526
Total current liabilities	27,730	22,381

Long-term liabilities:
Long-term debt, excluding current installments	46,215	48,603
Deferred income taxes	7,334	6,997
Pension and postretirement benefits	2,737	3,139
Other long term liabilities	491	296
Total liabilities	84,507	81,416

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 50,000 shares authorized, 34,397 shares issued at June 30, 2005, and 33,942 shares issued at December 31, 2004	344	340
Additional paid-in capital	193,071	189,608
Unearned compensation — restricted stock	(2,003)	—
Accumulated other comprehensive loss	(150)	(117)
Retained earnings	155,706	142,816
	346,968	332,647

Less, treasury shares at cost, 2,077 shares	(37,171)	(37,171)
Total stockholders’ equity	309,797	295,476
Total liabilities and stockholders’ equity	$394,304	$376,892

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30, 2005	June 30, 2004

Operating activities
Net income (loss)	$12,890	$(18,012)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,765	7,206
Foreign exchange loss	13	—
Write-down of library inventories	—	5,974
Property and equipment impairment	—	4,728
Goodwill impairment	—	14,494
Intangible asset impairment	—	3,541
Warrant issuance expense	—	3,053
Provision for bad debts	(72)	—
Equity in loss of unconsolidated affiliates	—	65
Deferred income tax expense (benefit)	325	(4,098)
Loss on disposal of property, plant and equipment	16	—
Stock-based compensation expense	161	—

(Increase) decrease in:
Accounts receivable	(6,168)	1,926
Royalty income receivable	(3,695)	(905)
Inventory, prepaid expenses and other assets	1,191	(2,806)
(Decrease) increase in:
Accounts payable and accrued expenses	(2,655)	(1,609)
Income tax payable	6,118	(996)
Deferred revenue	1,876	82
Pension and postretirement benefits	(402)	(594)
Other long-term liabilities	195	(17)
Net cash provided by operating activities	17,558	12,032

Investing activities
Net purchases of investment securities	(60,842)	(21,713)
Proceeds from sale of investment securities	55,968	43,400
Purchases of property, plant and equipment	(6,574)	(12,771)
Proceeds from disposal of property, plant and equipment	7	—
Payments for patent applications and other costs	(98)	(89)
Net cash (used in) provided by investing activities	(11,539)	8,827

Financing activities
Principal payments on long-term debt	(2,378)	(2,369)
Proceeds from sale of common stock	947	810
Tax benefit from exercise of stock options	356	—
Net cash used in financing activities	(1,075)	(1,559)

Effect of exchange rate changes on cash flows	(50)	—

Increase in cash and cash equivalents	4,894	19,300

Cash and cash equivalents at beginning of period	41,171	18,187

Cash and cash equivalents at end of period	$46,065	$37,487

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.  The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim periods have been included.  Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

The accompanying unaudited condensed consolidated financial statements include the accounts of Albany Molecular Research, Inc. and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated during consolidation.  Assets and liabilities of non-U.S. operations are translated at period-end rates of exchange, and the statements of operations are translated at the average rates of exchange for the period. Gains or losses resulting from translating non-U.S. currency financial statements are recorded in accumulated other comprehensive loss in the accompanying June 30, 2005 condensed consolidated balance sheet.

Revised Classification of Certain Securities

Effective December 31, 2004, we revised the classification of our auction rate municipal bonds as marketable securities in current assets. Previously, such investments had been classified as cash and cash equivalents. Accordingly, we have reflected these securities as marketable securities in the current assets section of our condensed consolidated balance sheets as of June 30, 2005 and December 31, 2004. We have also made corresponding adjustments to our condensed consolidated statements of cash flows for the six months ended June 30, 2004 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This reclassification does not affect previously reported consolidated cash flows from operations or from financing activities in our previously reported consolidated statements of cash flows or our previously reported consolidated statements of operations for any period.

As originally reported at December 31, 2003 and June 30, 2004, $29,250 and $19,600, respectively of these investments were classified as cash equivalents in our condensed consolidated balance sheets. These investments have been reclassified to short-term investments from cash and cash equivalents as previously reported.

For the six months ended June 30, 2004, the change in net cash provided by investing activities from previously reported amounts related to these securities was $9,650.

Use of Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results can vary from these estimates.

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

Recurring Royalty Revenue Recognition

Recurring royalties consist of royalties under a license agreement with Sanofi-Aventis based on the worldwide sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere. The Company records royalty revenue in the period in which the sales of Allegra occur. Royalty payments from Sanofi-Aventis are due within 45 days after each calendar quarter and are determined based on sales of Allegra in that quarter.

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

Capitalized costs are amortized over the economic life of the library (estimated at 3 years) at the greater of (a) the ratio of the product’s current gross revenue to the total of current and expected gross revenues or (b) the straight-line method computed by dividing the remaining unamortized capitalized cost by the remaining economic life of the product. The remaining economic life is reassessed at each balance sheet date and changes in estimate, if appropriate, are made to the amortization model.  Amortization of library inventories is included within research and development expense in the consolidated statements of operations.  Library amortization expense was $305 and $609, and $0 and $0 for the three months and six months ended June 30, 2005 and 2004, respectively.  In addition, the Company monitors the carrying value of its natural product and lead finding sample collections for impairment on a quarterly basis.  The Company compares the carrying values of these collections to their estimated net realizable fair values, which are based on estimated future sales of these collections, to determine impairment.  The Company recognizes an impairment charge for any collection whose carrying value is greater than its estimated net realizable fair value.

During the quarter ended June 30, 2004, the Company recorded a $5,974 write-down to reduce the carrying value of its natural product and chemical lead finding library inventories. The Company monitors the carrying value of its remaining natural product and lead finding sample collections for impairment on a quarterly basis.  If the Company is unable to meet forecasted revenues related to those assets, or if actual market conditions are less favorable than those projected, the Company may be required to write-down all or a portion of the remaining value of certain compound library assets (totaling $3,071 at June 30, 2005), resulting in a future charge to operations.  See Note 3 for further information on the inventory reserves recorded during the quarter ended June 30, 2004.

Long-lived Assets

In accordance with the provisions of SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS 144) the Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, among others, the following:

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

During the quarter ended June 30, 2004, the Company recorded impairment charges to intangibles, property and equipment of $6,654 and $1,615, respectively, related to the Bothell Research Center and the Mount Prospect Research Center. See Note 5 for further information.

Goodwill

In accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets (SFAS 142) the Company performs an annual assessment of the carrying value of goodwill for potential impairment (or on an interim basis if certain triggering events occur).  A determination of impairment is made based upon the estimated discounted future cash flows of the operations associated with the related reporting unit.  If goodwill is determined to be impaired in the future the Company would be required to record a charge to its results of operations. Factors the Company considers important which could result in an impairment include the following:

•             significant underperformance relative to historical or projected future operating results;

•             significant changes in the manner of our use of the acquired assets or the strategy for overall business;

•             significant negative industry or economic trends; and

•             market capitalization relative to net book value.

During the quarter ended June 30, 2004, the Company recorded goodwill impairment charges of $13,251 and $1,243 relating to its Bothell reporting unit and its Mount Prospect reporting unit.  The Company will perform the annual goodwill assessment for its reporting units during the third quarter of 2005.  If management’s expectations of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of our reporting units could change significantly. Such a change could result in additional goodwill impairment charges in future periods, which could have a significant impact on our consolidated financial statements.  Total goodwill recorded in the Company’s condensed consolidated balance sheet at June 30, 2005 was $25,747, including $23,060 of goodwill associated with the Company’s acquisition of Organichem, Corporation.  See Note 6 for further information on the goodwill impairment charges recorded during the quarter ended June 30, 2004.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2005	2004	2005	2004
Net income (loss), as reported	$7,294	$(20,773)	$12,890	$(18,012)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	89	—	105	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	653	887	1,334	1,790
Pro Forma net income (loss)	$6,730	$(21,660)	$11,661	$(19,802)

Earnings (loss) per share:
Basic as reported	$0.23	$(0.65)	$0.40	$(0.57)
Basic pro-forma	$0.21	$(0.68)	$0.36	$(0.63)

Diluted as reported	$0.23	$(0.65)	$0.40	$(0.57)
Diluted pro-forma	$0.21	$(0.68)	$0.36	$(0.63)

Note 2 – Earnings (Loss) Per Share

The shares used in the computation of the Company’s basic and diluted earnings (loss) per share are as follows:

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted average common shares outstanding	32,025	31,719	31,978	31,627
Dilutive effect of stock options	234	—	239	—
Dilutive effect of restricted stock	53	—	26	—
Weighted average common shares outstanding	32,312	31,719	32,243	31,627

The Company has excluded the effects of outstanding stock options and warrants from the calculation of diluted loss per share for the three and six months ended June 30, 2004 because such securities would be anti-dilutive.   The Company has excluded certain outstanding stock options and warrants from the calculation of diluted earnings per share for the three and six months ended June 30, 2005 because the exercise price was greater than the average market price of the Company’s common shares during that period, and as such would be anti-dilutive.   The weighted average number of anti-dilutive options and warrants outstanding, prior to consideration of the treasury stock method, were 2,548 and 3,126 for the three month periods ended June 30, 2005 and 2004, respectively, and are not included in the calculation of weighted average common shares outstanding.  The weighted average number of anti-dilutive options and warrants outstanding were 2,726 and 3,079 for the six month periods ended June 30, 2005 and 2004, respectively.

Note 3 – Inventory

Inventory consisted of the following at June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
Raw materials	$5,454	$4,818
Work in process	3,491	1,273
Finished goods	18,644	22,644
Libraries, net of accumulated amortization	3,071	3,680
Total	$30,660	$32,415

During the quarter ended June 30, 2004, the Company determined that the carrying value of its natural product and chemical lead finding libraries exceeded its latest forecasted revenues.  The Company’s forecasted revenues from natural product and chemical lead finding libraries were lowered to reflect less favorable market conditions than previously projected.  As a result, the Company recorded a $5,974 non-cash charge to reduce the carrying value of its library inventories.  Additionally, the Company determined that its inventory of raw materials used in discovery and chemical services exceeded anticipated usage and accordingly increased its reserves for excess raw materials inventories by $888, which was recorded as a component of cost of contract revenue in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2004.

Note 4 – Restructuring of Mount Prospect

On May 4, 2004, the Company announced plans to consolidate operations by relocating its Mount Prospect, IL operations to the Company’s facilities in New York.  The Company’s proprietary biocatalysis technology platform, drug metabolism screening, research fermentation and chemical development technologies in Mount Prospect have been relocated to New York and continue to be fully integrated with the Company’s drug discovery and development technologies.  The restructuring resulted in the closure of the Mount Prospect Research Center in the fourth quarter of 2004.   The consolidation was initiated as a result of a lack of anticipated growth in the Company’s chemical development services at the facility. As a result of the closure, 33 employees were terminated and 25 employees were relocated to facilities in New York.

The restructuring liabilities are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets. The following table displays the restructuring activity and liability balances:

	Balance at December 31, 2004	Adjustments	Payments	Balance at June 30, 2005
Termination benefits	$129	$(65)	$(64)	$—
Asset disposal costs	513	—	—	513
Total	$642	$(65)	$(64)	$513

Costs of termination benefits relate to severance packages, outplacement services and career counseling for employees affected by the restructuring. Asset disposal costs relate primarily to brokerage commissions, legal fees, and marketing expenses associated with the planned sale of the Mount Prospect Research Center facility, which is included in property and equipment held for sale in the condensed consolidated balance sheet at June 30, 2005.

The Company also incurred $85 and $243 in employee and equipment relocation costs during the three and six months ended June 30, 2005, respectively.  These relocation costs are included under the caption “selling, general and administrative” in the condensed consolidated statement of operations.

We are currently marketing the Mount Prospect Research Center facility for sale. The facility qualified for held for sale treatment in accordance with SFAS 144 during the fourth quarter of 2004. The long-lived assets associated with Mount Prospect have been segregated to a separate line item on the condensed consolidated balance sheet until they are sold and depreciation expense has ceased with respect to those assets. We anticipate the completion of the sale of the facility by June 2006.

The above restructuring activity was recorded exclusively in the AMR operating segment. The net cash outflow related to the restructuring for the six months ended June 30, 2005 was $64.  Anticipated cash outflows related to the restructuring for the remainder of 2005 are $0.

Note 5 - Impairment of Long-Lived and Intangible Assets

During the quarter ended June 30, 2004, due to the triggering events discussed in Notes 3 and 4 above, the Company performed SFAS 144 analyses of its property and equipment for potential impairment at its Mount Prospect Research Center and its Bothell facility. The Company’s analyses concluded that the carrying value of the respective asset groups exceeded their fair value.  The impairment was allocated to the long-lived assets of the groups on a pro-rata basis.  Accordingly, our Mount Prospect Research Center and Bothell Research Center recorded impairment losses on long-lived assets of $1,615 and $3,113, respectively.  The Company utilized the assistance of an independent valuation firm in determining fair values.

Due to the 2004 write-down of the Company’s natural product libraries, the Company also performed an assessment of the carrying value of its microbial cultures and related technologies. The microbial cultures and related technologies are the starting materials and technology used in the development of the natural product libraries and therefore would be used to make incremental copies of the natural product libraries.  Based on its assessment, the Company concluded that the carrying value of the microbial cultures and related technologies was not recoverable, and accordingly recorded a $3,541 impairment charge in the quarter ended June 30, 2004 representing the entire remaining carrying value of microbial cultures and related technologies.

The components of intangible assets are as follows:

	Cost	Accumulated Amortization	Net	Amortization Period
June 30, 2005
Patents and Licensing Rights	$1,576	$(326)	$1,250	16 years

December 31, 2004
Patents and Licensing Rights	$1,478	$(277)	$1,201	16 years

Amortization expense related to intangible assets for the three and six months ended June 30, 2005 and 2004 was $26 and $49, and $155 and $289, respectively.

Estimated future annual amortization expense related to intangible assets is approximately $103 per year through the year ended December 31, 2009.

Note 6 – Goodwill

The carrying amounts of goodwill, by segment, as of June 30, 2005 and December 31, 2004 are as follows:

AMR	Organichem	Total
$2,687	$23,060	$25,747

During the quarter ended June 30, 2004, due to the triggering events discussed in Notes 3 and 5, the Company determined that the carrying value of its goodwill at its Bothell reporting unit may be impaired.  Accordingly, the Company conducted a goodwill impairment review as required under SFAS 142, and concluded that an impairment had occurred and therefore recorded a $13,251 goodwill impairment charge, which reflects a full impairment of the Bothell goodwill.  As further discussed in Notes 4 and 5, during the quarter ended June 30, 2004, the Company announced its decision to close its Mount Prospect facility and consolidate operations in New York. This restructuring and related impairment of property and equipment were considered triggering events under SFAS 142.  Accordingly, the Company conducted a goodwill impairment review as required under SFAS 142. The Company completed its assessment and concluded that an impairment had occurred and recorded a $1,243 goodwill impairment charge based upon a valuation of the reporting unit.

In calculating the goodwill impairment charge, the fair value of the Bothell and Mount Prospect reporting units was determined with the assistance of an independent valuation advisor using a discounted cash flow valuation approach.  Significant assumptions used in this analysis include (i) expected future revenue growth rates, reporting unit profit margins, and working capital levels, (ii) a discount rate, and (iii) a terminal value multiple. The revenue growth rates, working capital levels and reporting unit profit margins were based on management’s best estimate of future results.

Note 7 - Defined Benefit and Postretirement Welfare Plan

Organichem previously provided retirement benefits under two non-contributory defined benefit plans and a non-contributory, unfunded post-retirement welfare plan. Future benefits under the defined benefit plans and for salaried participants in the post-retirement welfare plan have been frozen.

Components of Net Periodic Benefit Cost

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004	2005	2004	2005	2004

Service Cost	$—	$—	$11	$10	$—	$44	$22	$19
Interest Cost	264	301	4	4	581	600	8	8
Expected return on plan assets	(319)	(283)	—	—	(615)	(565)	—	—
Amortization of prior service cost	—	—	—	—	—	—	—	—
Recognized net (gain) loss	10	—	—	—	10	3	—	—
Net Periodic benefit (income) cost	$(45)	$20	$15	$14	$(24)	$82	$30	$27

Employer Contributions

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2004 that it expected to contribute $631 to its pension plan in 2005.  As of June 30, 2005, $481 in contributions have been made.  The Company continues to anticipate contributing the additional $150 to fund its pension plan in 2005.

Note 8 - Restricted Stock

In March 2005, the Compensation Committee of the Board of Directors granted an award of 267 restricted shares of common stock to employees of the Company under the 1998 Stock Option and Incentive Plan.  The shares are issued as restricted stock and are held in the custody of the Company until all vesting restrictions are satisfied.  Shares vest under this grant over a period of five years, with 60% vesting after three years of continuous employment from the grant date and an additional 20% vesting after each of four and five years of continuous employment from the grant date.  If the vesting terms under which the award was granted are not satisfied, the shares are forfeited.  Unearned compensation of $2,259 was recorded at the date of award, based on the market value of the shares on the grant date, and is included as a separate component of shareholders’ equity and is amortized over the applicable vesting period.  As of June 30, 2005, a total of 16 shares with an unamortized unearned compensation balance of $126 had been forfeited.  The amount amortized to expense during the three and six months ended June 30, 2005, net of the impact of forfeitures, was approximately $100 and $124, respectively.

Note 9 - Income Taxes

The Company’s 2004 effective tax rate was impacted by the impairment of certain nondeductible items related to the goodwill impairment charges it recorded in the second quarter of 2004.  Non-deductible impairment charges totaling $17.1 million were treated as infrequent discrete items in the preparation of the Company’s income tax provision for the three months ended June 30, 2004.  The differences between income tax expense and income taxes computed using a federal statutory rate of 35% for the three and six months ended June 30, 2005 and 2004, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Statutory tax rate	35.0%	(35.0)%	35.0%	(35.0)%

Increase (reduction) in tax rate resulting from:
Tax-free interest income	(0.9)	1.1	(0.9)	0.3
Goodwill and intangible asset impairment	—	26.6	—	32.8
State taxes, net of federal benefit	0.7	(0.9)	1.4	0.2
Foreign operations	0.5	—	0.5	—
Extraterritorial income credit	—	1.0	(0.8)	0.3
Domestic production deduction	(0.4)	—	(0.4)	—
Other, net	1.3	(0.5)	0.7	0.4
	36.2%	(7.7)%	35.5%	(1.0)%

Note 10 — Operating Segment Data

The Company has organized its sales, marketing and production activities into the Albany Molecular Research (AMR) and Organichem segments based on the criteria set forth in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  The Company’s management relies on an internal management accounting system to report results of the segments.  The system includes revenue and cost information by segment.  The Company’s management makes financial decisions and allocates resources based on the information it receives from this internal system.

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

The following table contains earnings data by operating segment, reconciled to consolidated totals included in the condensed consolidated financial statements:

	Contract Revenue	Recurring Royalty Revenue	Operating (loss) income	Depreciation and Amortization
For the three months ended June 30, 2005
AMR	$13,356	$15,892	$16,786	$2,435
Organichem	22,592	—	4,133	1,392
Corporate	—	—	(9,874)	—
Total	$35,948	$15,892	$11,045	$3,827

For the three months ended June 30, 2004
AMR	$12,383	$13,878	$(15,505)	$2,225
Organichem	15,735	—	4,098	1,441
Corporate	—	—	(11,179)	—
Total	$28,118	$13,878	$(22,586)	$3,666

For the six months ended June 30, 2005
AMR	$26,953	$27,900	$30,486	$4,918
Organichem	45,621	—	8,730	2,846
Corporate	—	—	(19,815)	—
Total	$72,574	$27,900	$19,401	$7,764

For the six months ended June 30, 2004
AMR	$26,449	$23,870	$(2,801)	$4,329
Organichem	32,483	—	7,340	2,877
Corporate	—	—	(22,980)	—
Total	$58,932	$23,870	$(18,441)	$7,206

The following table summarizes other information by segment as of June 30, 2005:

	As of June 30, 2005
(in thousands)	AMR	Organichem	Total

Total assets	$262,299	$132,005	$394,304
Goodwill included in total assets	2,687	23,060	25,747
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	2,189	4,385	6,574

Note 11 – Financial Information by Customer Concentration and Geographic Area

Total contract revenue from AMR’s three largest customers represented approximately 15%, 8% and 4% of AMR’s total contract revenue for the three months ended June 30, 2005, and 16%, 12% and 6% of total contract revenue for the three months ended June 30, 2004. Total contract revenue from AMR’s three largest customers represented approximately 15%, 10% and 3% of AMR’s total contract revenue for the six months ended June 30, 2005, and 14%, 12% and 6% of total contract revenue for the six months ended June 30, 2004.  Total contract revenue from Organichem’s largest customer, GE Healthcare (GE), represented 71% and 59% of Organichem’s total contract revenue for the three months ended June 30, 2005 and 2004, respectively.  Total contract revenue from GE represented 76% and 69% of Organichem’s total contract revenue for the six months ended June 30, 2005 and 2004, respectively.  GE accounted for approximately 48% and 38% of the Company’s total contract revenue for the six months ended June 30, 2005 and 2004, respectively.  GE has discontinued its purchases of one of the products it receives from Organichem, and made all of its 2005 purchases in the first half of the year.  Sales of this product totaled $16,962 in the first half of 2005, compared to $7,848 in the first half of 2004 and $18,133 for the year ended December 31, 2004.

The Company’s total contract revenue for the three and six months ended June 30, 2005 and 2004 was recognized from customers in the following geographic regions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

United States	49%	66%	49%	61%
Europe	48	32	49	36%
Other	3	2	2	3

Total	100%	100%	100%	100%

Note 12 – Comprehensive (Loss) Income

The Company is required to report comprehensive income and its components in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income.

The following table presents the components of the Company’s comprehensive (loss) income for the three and six months ended June 30, 2005 and 2004:

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$7,294	$(20,773)	$12,890	$(18,012)

Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net of taxes	83	(324)	(43)	(367)
Unrealized (loss) gain on interest rate swap, net of taxes	(55)	486	60	304
Foreign currency translation loss	(19)	—	(50)	—
Total comprehensive income (loss)	$7,303	$(20,611)	$12,857	$(18,075)

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

In response to the filings described above, beginning in 2001, Aventis Pharmaceuticals filed patent infringement lawsuits against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Dr. Reddy’s Laboratories, Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., and Sandoz.  Each of the lawsuits was filed in the U.S. District Court in New Jersey and alleges infringement of one or more patents owned by Aventis Pharmaceuticals.  Further, beginning in March 5, 2004, AMR Technology, along with Aventis Pharmaceuticals, filed suit in the U.S. District Court in New Jersey against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Dr. Reddy’s Laboratories, Amino Chemicals, Ltd., Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., and Sandoz, Inc., asserting infringement of two of our U.S. patents that are exclusively licensed to Aventis Pharmaceuticals relating to Allegra and Allegra-D products.

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

Note 14- Recently Issued Accounting Pronouncements

In November 2004, the FASB issued Statement No. 151, Inventory Costs — an Amendment of ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as defined in ARB No. 43.  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted.  This Statement applies to the Company for the fiscal year ending December 31, 2006.  The Company will assess the impact of applying this Statement in the second half of 2005.

In December 2004, the FASB issued Statement No. 123 (Revised), Share-Based Payment (Revised) (SFAS 123R), which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, in establishing standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, as well as transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on fair value of the share-based payment.  This Statement establishes fair value as the measurement objective in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans.  In April 2005, the SEC issued a Final Rule amending Rule 4-01(A) of Regulation S-X regarding the compliance date for this Statement.  This Statement applies to the Company beginning with the quarter ending March 31, 2006.  The Company expects that as a result of adopting this Statement that the Company will recognize expense in the consolidated statement of operations for the fair value of share options and restricted stock awards issued to its employees, as well as for the portion of the purchase discount on the market price of the Company’s common stock offered to employees in conjunction with the Company’s Employee Stock Purchase Plan that is considered compensatory based on the guidance in SFAS 123R.  The Company has not completed its determination, however, it is expected that the application of this Statement will have a material impact on the Company’s results of operations.

In October 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union.  In December 2004, the FASB issued Staff Position No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.  This Staff Position clarifies that the tax deduction for qualified domestic production activities provided by the American Jobs Creation Act of 2004 (the Act) should be accounted for as a special deduction under FAS 109 as opposed to a tax-rate deduction.  The phase-in of the tax deduction and the phase-out of the ETI exclusion begins with qualifying production activities and foreign sales for the year ending December 31, 2005.  The Company has included the tax impact of the Act and the impact of applying the Staff Position in its provision for income taxes for the three and six months ended June 30, 2005.

In May 2005, the FASB issued Statement No. 154, Accounting For Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154).  SFAS 154 revises the accounting for the impact of the application of voluntary changes in accounting principle.  SFAS 154 changes the requirement in APB Opinion No. 20 from recognizing most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new principle to requiring retrospective application of the change in principle to the earliest reporting period that is practicable, with a corresponding cumulative adjustment to the earliest reporting period presented.  SFAS 154 also requires disclosures distinguishing between the retrospective application of changes in accounting principle and the restatement of financial statements for correction of an error.  The provisions of this Statement are effective for accounting changes made in fiscal years beginning after December 15, 2005.  The application of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our results of operations and financial condition should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the Notes thereto included within this report. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “intend,” “expect,” “anticipate,” “believe,” and “continue” or similar words and include, but are not limited to, statements concerning the Mount Prospect Research Center, pension plan contributions, GE Healthcare, contract revenue and costs, the ongoing Allegra patent infringement litigation, customer spending and business trends, foreign operations (including Singapore and India), clinical supply manufacturing, management’s strategic plans, and research and development projects and expenses, selling, general and administrative expenses and extension of our line of credit.  The Company’s actual results may differ materially from such forward-looking statements as a result of numerous factors, some of which the Company may not be able to predict and may not be within the Company’s control.  Factors that could cause such differences include, but are not limited to, the risk that the Company will not achieve the cost savings expected to result from the closure and relocation of its Mount Prospect operations, the Company’s ability to recruit and retain experienced scientists, trends in pharmaceutical and biotechnology companies outsourcing chemical research and development, the loss of a significant customer, sales of Allegra (including any deviations in estimates provided by Sanofi-Aventis) and the Company’s receipt of significant royalties from the Allegra license agreement, the risk that Allegra may be approved for over-the-counter use and Claritin’s approval for over-the-counter use, the Company’s and Sanofi-Aventis’ ability to successfully enforce their respective intellectual property, patent rights and technology, including with respect to the generic companies’ Abbreviated New Drug Application filings, the integration and operating risks associated with the Company’s acquisition of Organichem, the Company’s ability to successfully develop novel compounds and lead candidates in its research programs and collaborative arrangements, the Company’s ability to take advantage of proprietary technology and expand the scientific tools available to it, the ability of the Company’s strategic investments and acquisitions to perform as expected and any goodwill impairment related to such investments and acquisitions, the Company’s ability to successfully complete its ongoing expansion projects on schedule, the Company’s ability to execute its business plan for compound and chemical screening libraries, and the Company’s ability to effectively manage its growth, as well as those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 16, 2005.  All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future.  References to “we,” “us,” and “our,” refers to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole.

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

Our total revenue for the quarter ended June 30, 2005 was $51.8 million, including $35.9 million from our chemistry contract business, as compared to total revenue of $42.0 million for the quarter ended June 30, 2004.  Contract revenue for the second quarter of 2005 increased $7.8 million from $28.1 million in the second quarter of 2004.  The increase is due in part to the timing of delivery requirements for one of the products sold to Organichem’s largest customer, GE Healthcare (GE). GE has discontinued its purchases of this product after 2005, and has made all of its 2005 purchases in the first half of the year.  Sales of this product totaled $7.0 million in the second quarter of 2005, compared to $3.9 million in the second quarter of 2004.  Organichem contract revenue increased an additional $3.7 million in the second quarter of 2005 from the second quarter of 2004 due to an increase in clinical supply manufacturing projects as we continue to transition our large-scale manufacturing focus in this area.  AMR contract revenue increased $1.0 million in the second quarter of 2005 from the second quarter of 2004, as a decrease in discovery services revenue of $0.8 million was offset by an increase in development and small-scale GMP manufacturing revenue of $1.8 million, reflecting the continuing trends of customer preference for later-stage development services and the impact of increased international competition on chemistry outsourcing.  Consolidated gross margin was 18.4% for the quarter ended June 30, 2005 compared to (2.5)% for the quarter ended June 30, 2004.  Gross profit margin for Organichem in the second quarter of 2005 was 18.3%, compared to 26.0% in the second quarter of 2004.  The decline in Organichem’s gross margin is primarily attributable to the transition of this facility from the manufacturing of commercial products to the manufacturing of clinical supply compounds for use in its customers’ clinical trials.  Gross margin at the AMR operating segment increased to 18.6% in the second quarter of 2005 compared to (38.8)% for the same period in 2004, primarily due to the write-down in the carrying value of the Company’s natural product and chemical library inventories of $6.0 million and the $0.9 million provision for excess raw materials incurred in 2004, as well as the impact of additional contract revenue on the fixed cost components of AMRI’s contract business in 2005.

During the quarter ended June 30, 2005, we generated $10.4 million in cash from operations and spent $4.9 million in capital on our facilities and equipment, primarily related to the expansion of our manufacturing suites at Organichem.  As of June 30, 2005, we had $143.3 million in cash, cash equivalents and investments and $50.8 million in bank and other related debt.

We continue to pursue our plans to establish lower-cost international operations, including the commencement of operations at our Singapore Research Centre during the second quarter.  We also expect to begin operations in India during the second half of 2005. We believe the ability to offer customers a choice of business models and cost structures to meet their drug discovery needs will help to strengthen our global competitive advantage.

Total contract revenue from Organichem’s largest customer, GE, represented 71% and 59% of Organichem’s total contract revenue for the quarter ended June 30, 2005 and 2004, respectively.  GE accounted for approximately 48% and 38% of our consolidated contract revenue for the quarter ended June 30, 2005 and 2004, respectively.  As noted above, GE has discontinued purchases of one of the products we sell to them in the third quarter of 2005.  We expect an overall decrease in large-scale manufacturing contract revenue at Organichem in the second half of 2005 from the six months ended June 30, 2005 due to the accelerated shipment of this product to GE in the first half of the year.  Our objective is to recoup the revenues associated with these sales decreases through increased sales of another product to GE, as well as continued growth in the area of clinical supply manufacturing for advanced stage human trials.  Clinical supply manufacturing represented 17% of Organichem’s total contract revenue for the six months ended June 30, 2005, compared to 10% of total contract revenue for the six months ended June 30, 2004.  We expect the trend of increased growth in clinical supply manufacturing to continue in future periods.

Included in total revenue for the quarter ended June 30, 2005 was $15.9 million in royalties compared to $13.9 million for the quarter ended June 30, 2004.  The increase in Allegra royalties is due to an increase in worldwide sales of Allegra as reported to us by Sanofi-Aventis, as well as an increase in royalty payments in certain countries.

Results of Operations – Three Months and Six Months Ended June 30, 2005 Compared to Three Months and Six Months Ended June 30, 2004

Revenues

Total contract revenue

Contract revenue consists primarily of fees earned under contracts with our third party customers.  Our contract revenues for each of our AMR and Organichem segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004

AMR	$13,356	$12,383	$26,953	$26,449
Organichem	22,592	15,735	$45,621	$32,483
Total	$35,948	$28,118	$72,574	$58,932

AMR contract revenues for the quarter ended June 30, 2005, increased $1.0 million to $13.4 million as compared to $12.4 million for the same quarter in the prior year.  The increase is primarily due to increased customer demand for chemical development, small-scale GMP manufacturing and analytical services as customers continue to focus on development-stage projects.  This increase is partially offset by a decrease in demand for discovery phase research and development services based on the shift in customer spending to development-stage services as noted above, as well as continued international competition and related pricing pressures.  We see these trends continuing, and have pursued strategies to establish lower-cost international operations in Singapore and India.  We commenced operations in our Singapore Research Centre during the second quarter, and expect to begin operations in India during the second half of 2005.  While the revenue from our international operations is not expected to be material to consolidated contract revenue in 2005, we believe the ability to offer customers a choice of business models and costs structures to meet their drug discovery needs will help to strengthen our competitive advantage.

Organichem contract revenues for the second quarter of 2005 were $22.6 million, an increase of $6.9 million compared to contract revenue of $15.7 million during the second quarter of 2004.  Organichem’s contract revenue increased primarily due to a shift in the timing of delivery requirements for one of its products from its largest customer, GE.  GE has discontinued its purchases of this product, and has made all of its 2005 purchases in the first half of the year.    Sales of this product totaled $7.0 million in the second quarter of 2005, compared to $3.9 million in the second quarter of 2004.  The remainder of the increase in Organichem’s contract revenue for the second quarter of 2005 is due to increased sales of clinical supply products for advanced stage human clinical trials as we shift the focus of our large-scale manufacturing operations.  We expect the trend of increased growth in clinical supply manufacturing to continue in future periods.

For the six months ended June 30, 2005, AMR contract revenue has increased 2% from the six months ended June 30, 2004, as increases in development-stage services have been largely offset by decreases in discovery phase services as noted above.  Organichem contract revenues for the six months ended June 30, 2005 increased 40% from the six months ended June 30, 2004 due to a shift in the timing of delivery requirement for one of its products from GE.  Sales of this product totaled $17.0 million for the six months ended June 30, 2005, compared to $7.8 million for the six months ended June 30, 2004.    The remainder of the increase in Organichem’s contract revenue for the six months ended June 30, 2005 is due to increased sales of clinical supply products for advanced stage human clinical trials.

Recurring royalty revenue

We earn royalties under our licensing agreement with Sanofi-Aventis S.A. for the active ingredient in Allegra.  Royalties were as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2005	2004	2004	2003
(in thousands)
$15,892	$13,878	$27,900	$23,870

The increase in royalty revenue for the three and six months ended June 30, 2005 was attributable to increased worldwide sales of Allegra, as well as higher royalty payments in certain countries.

Costs and Expenses

Cost of contract revenue

Our cost of contract revenue consists primarily of compensation and associated fringe benefits for employees, chemicals, depreciation and other indirect project related costs.  Cost of contract revenue for our AMR and Organichem segments were as follows:

Segment	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004

AMR	$10,868	$17,190	$21,572	$27,546
Organichem	18,459	11,637	36,891	25,143
Total	$29,327	$28,827	$58,463	$52,689

AMR Gross Margin	18.6%	(38.8)%	20.0%	(4.1)%
Organichem Gross Margin	18.3%	26.0%	19.1%	22.5%
Total Gross Margin	18.4%	(2.5)%	19.4%	10.6%

AMR had a contract revenue gross margin of 18.6% and 20% for the three and six months ended June 30, 2005, respectively, compared to negative contract revenue gross margin of (38.8%) and (4.1%) for the same periods in 2004.  The increase in gross margin largely resulted from the reduction in carrying value of our natural product and chemical library inventories by $6.0 million and $0.9 million in additional raw material inventory reserves incurred in the second quarter of 2004, as well as the impact of additional contract revenues in relation to the fixed cost components of AMR’s contract business in 2005.    Organichem’s contract revenue gross margin decreased to 18.3% and 19.1% for the three and six months ended June 30, 2005 compared to 26.0% and 22.5% for the same periods in 2004.  The decrease is due to the transition of our large-scale manufacturing facility from specializing in the manufacturing of commercial products to the manufacturing of clinical supply compounds for in use in clinical trials.  We expect the costs incurred in providing contract services at AMR for the remainder of 2005 to remain consistent with the amounts incurred in the first half of 2005.  We expect the trend of downward pressure on our margins to continue at Organichem as we continue the transition of our facility to maximize our clinical compound manufacturing capabilities.

Technology incentive award

We maintain a Technology Development Incentive Plan, the purpose of which is to stimulate and encourage novel innovative technology development by our employees.  This plan allows eligible participants to share in a percentage of the net revenue earned by us relating to patented technology with respect to which the eligible participant is named as an inventor.  The award is currently payable primarily to Dr. Thomas D’Ambra, the Chief Executive Officer and President of the Company.  The incentive award was as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2005	2004	2005	2004
(in thousands)

$1,594	$1,387	$2,795	$2,385

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

Three Months Ended June 30,		Six Months Ended June 30,
2005	2004	2005	2004
(in thousands)

$3,480	$5,368	$6,969	$13,248

The decrease in R&D expense during the three months and six months ended June 30, 2005 is the result of initiatives we undertook to reorganize our internal departments in order to have a more formalized and structured R&D business group, and we have begun to more narrowly focus the scope of our research and development activities.  In addition, the decrease in R&D expense for the six months ended June 30, 2005 is also due to the fact that R&D expenses for the six months ended June 30, 2004 include a $3.1 million charge recorded for the issuance of warrants to Bristol-Myers Squibb (BMS) in conjunction with our acquisition of intellectual property related to our central nervous system (CNS) programs.

R&D spending related to individual projects may fluctuate based on the results of those projects. Projecting expected project completion dates and anticipated revenue from our internal research programs is not practical at this time due to the early stages of the projects and the inherent risks related to the development of new drugs.  Our internal central nervous system program is our most advanced opportunity to generate revenue, and we expect that a significant portion of our 2005 research and development costs will be incurred in the further development of this project.  We have selected drug candidates from the CNS program to proceed into toxicity and safety pharmacology testing, with a view to finalizing the selection of a compound or compounds with respect to which we expect to subsequently file an Investigative New Drug (IND) application with the United States Food and Drug Administration (FDA) for purposes of commencing human clinical trials, should continued biological evaluation remain favorable.  We expect research and development expenses to increase in the second half of 2005 as we continue to advance our central nervous system programs.  While we continue to invest in this program, we are also beginning to seek discussions to license this technology in exchange for a combination of up-front license fees, milestones and royalty payments. In addition to our central nervous system program, the Company also continues to utilize our proprietary technologies, including our biocatalysis and natural product capabilities, to further advance other early stage internal research programs.

Selling, general and administrative

Selling, general and administrative expenses consists of compensation and related fringe benefits for marketing and administrative employees, professional service fees, marketing costs and all costs related to facilities and information services.  Selling, general and administrative expenses were as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2005	2004	2005	2004
(in thousands)

$6,394	$5,811	$12,846	$9,732

The increase in selling, general, and administrative expenses for the three months ended June 30, 2005 is due to the addition of $0.3 million in administrative costs associated with our Singapore operations; an increase in salary and benefit expenses of $0.5 million due to the addition of administrative and business development personnel, as well as the reallocation of certain personnel expenses to more appropriately reflect the current use of these resources.   These increases are partially offset by a decrease in professional fees of $0.7 million due to the timing of incurring these costs in the current year, an overall decrease in Sarbanes-Oxley compliance service costs, and additionally the three months ended June 30, 2004 included additional accounting and valuation service fees associated with the impairment analyses performed at our Bothell and Mount Prospect facilities.

The increase in selling, general, and administrative expenses for the six months ended June 30, 2005 is due to the addition of $0.6 million in administrative costs associated with our Singapore operations; an increase in salary and benefit expenses of $1.2 million due to the addition of administrative and business development personnel, as well as the reallocation of certain personnel expenses to more appropriately reflect the current use of these resources; and $0.5 million in additional facilities costs associated with the classification of Mount Prospect facility costs as administrative while it is being held for sale and our corporate headquarters facility, which opened in February 2004.  These increases are partially offset by a decrease in professional fees of $0.3 million due to an overall decrease in Sarbanes-Oxley compliance service costs, and additionally the six months ended June 30, 2004 included additional accounting and valuation service fees associated with the impairment analyses performed at our Bothell and Mount Prospect facilities.  We expect selling, general and administrative costs to remain consistent with amounts incurred in the first half of 2005 for the remainder of the year.

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

In addition, we initiated a restructuring which resulted in the closure of our Mount Prospect Research Center and the consolidation of Mount Prospect’s operations in our New York facilities. The restructuring triggered an assessment of the carrying value of the Mount Prospect Research Center property and equipment and related goodwill. Based on its review, and in accordance with the provisions of SFAS 144 and SFAS 142, we determined that an impairment of certain related goodwill and property and equipment had occurred.  Further, during the second quarter of 2004 we incurred restructuring costs related to the Mount Prospect restructuring.

Based on the foregoing, during the quarter ended June 30, 2004, the Company recorded pre-tax charges and incurred restructuring costs related to its Bothell and Mount Prospect businesses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004

Property and equipment impairment	$—	$4,728	$—	$4,728
Goodwill impairment	—	14,494	—	14,494
Intangible asset impairment	—	3,541	—	3,541
Restructuring charge	—	426	—	426

Property & Equipment Impairment

The $4.7 million property and equipment impairment charge recorded in the second quarter of 2004 relates to two impairment analyses performed as a result of certain triggering events.  A $1.6 million property and equipment impairment charge was recorded due to our Mount Prospect Research Center facility closure.  During the quarter ended June 30, 2004, we announced the closure of the Mount Prospect facility.  It was determined that the carrying value of the assets was in excess of the fair value of the asset group and we recorded a write-down of $1.6 million. Additionally, a $3.1 million property and equipment impairment charge was recorded due to an impairment analysis that was performed as a result of the reduction in the carrying value of the library inventories at our Bothell Research Center.  As a result of the impairment analysis, it was determined that the carrying value of the assets was in excess of the fair value of the asset group and we recorded a write-down of $3.1 million. The revised carrying value of the assets is being depreciated over the average remaining life of the primary assets of the group.

Goodwill Impairment

As a result of the reduction in carrying value of our natural product libraries and related long-lived assets at our Bothell reporting unit and the announced closure of our Mount Prospect reporting unit, we performed goodwill impairment analyses on each of these reporting units as of June 30, 2004.  As a result of these analyses, we recorded a $13.3 million goodwill impairment charge related to our Bothell reporting unit and a $1.2 million impairment charge related to our Mount Prospect reporting unit. In calculating the goodwill impairment charges, the fair value of the reporting units was determined with assistance from an independent valuation advisor.  The valuations were based upon a discounted cash flow approach.  Significant assumptions used in the analysis include (i) expected future revenue growth rates, reporting unit profit margins, and working capital levels, (ii) a discount rate, and (iii) a terminal value multiple. The revenue growth rates, working capital levels and reporting unit profit margins were based on management’s best estimate of future results.

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

Restructuring

On May 4, 2004 we announced our plan to consolidate operations by relocating our Mount Prospect facility operations to our facilities in New York.  During the second quarter of 2004 we incurred restructuring costs totaling $0.4 million, consisting primarily of termination benefits.

Interest income (expense), net

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Interest Expense	$(563)	$(285)	$(1,041)	$(724)
Interest Income	883	527	1,561	1,026
Interest income, net	$320	$142	$520	$302

The increase in interest expense for the three and six months ended June 30, 2005 was due to increases in the rates paid on the Company’s variable rate debt that were not hedged by its interest rate swaps.  In addition, the increase in interest expense for the six months ended June 30, 2005 is due in part to the capitalization of interest costs incurred during the construction of the Company’s headquarters facility in the first quarter of 2004.

The increase in interest income was primarily due to increases in the rates earned on interest-bearing cash accounts, other short-term cash equivalents, and investment securities, as well as increase in the balances held in these accounts of approximately $21.6 million.

Income tax expense (benefit).

Three Months Ended June 30,		Six Months Ended June 30,
2005	2004	2005	2004
(in thousands)

$4,138	$(1,670)	$7,101	$(183)

Our income tax expense (benefit) for the three and six months ended June 30, 2004, reflects the goodwill and intangible asset impairment charges as non-deductible tax items.  The increase in the effective rate resulted primarily from the impact the revised 2004 projected annual results had in relationship to the 2004 projected annual permanent differences.  We expect our 2005 effective tax rate to be approximately 36% for the full year, which is consistent with the Company’s historical experience excluding the impact of the 2004 impairment charges.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities.  During the first six months of 2005, we generated cash of $17.6 million from operating activities.  The primary sources of operating cash flows are payments received for the performance of contracted chemistry services and royalty payments received from Sanofi-Aventis based upon a percentage of sales of Allegra.  The primary uses of operating cash flows are the payment of compensation and benefits to both scientific and administrative personnel, purchases of inventory and supplies, and payment of occupancy costs.  A substantial majority of the uses of operating cash flows pertain to the Company’s research and development and contract service business activities.

During the first six months of 2005, we used $11.5 million in investing activities, resulting from the use of $6.6 million for the acquisition of property and equipment, and purchases of investment securities net of proceeds from sales and maturities of $4.9 million.  During the first six months of 2005, we used $1.1 million for financing activities, consisting of $2.4 million in long-term debt repayments, offset by $1.2 million provided by proceeds and tax benefits realized from stock option and stock purchase plan exercises.

Working capital was $191.6 million at June 30, 2005 as compared to $179.8 million as of December 31, 2004.  The primary sources of the increase were an increase in cash and investments due to the collection of Allegra royalty revenues, an increase in royalty receivables, and an increase in accounts receivable due to timing of shipments to Organichem’s largest customer, GE Healthcare.  These increases were partially offset by an increase in income taxes payable due to the accrual of estimated income tax expense on the Company’s pre-tax income during the first six months of 2005.    During 2005, we anticipate making $0.6 million in defined benefit pension plan contributions, $0.5 million of which was paid in the first six months.

We entered into a credit facility consisting of $30.0 million term loan and $35.0 million line of credit to fund the acquisition of Organichem during 2003.  On June 30, 2005, the Company amended the credit facility to extend the maturity date on the line of credit from February 2006 to June 2010.   The term loan matures in February, 2008.  As of June 30, 2005, the interest rate on $14.3 million of the outstanding term loan balance was 4.86% and the interest rate on the remaining $6.1 million was 4.59%.  The line of credit bears interest at a variable rate based on the Company’s leverage ratio.  As of June 30, 2005, the outstanding balance of the line of credit was $25.5 million and the interest rate was 4.43%.  The credit facility contains certain financial covenants, including a maximum leverage ratio, a minimum required operating cash flow coverage ratio, a minimum earnings before interest and taxes to interest ratio and a minimum current ratio.  Other covenants include limits on asset disposals and the payment of dividends.  As of June 30, 2005 we were in compliance with all covenants under the credit facility.

The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” under Item 7 of our 2004 Form 10-K. Excluding the extension of the maturity date on the line of credit from 2006 to 2010, the repayment of $2.2 million outstanding under our credit facility, and $0.5 million in defined benefit pension plan contributions, as described above, there have been no material changes to our contractual obligations since December 31, 2004.

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

The recurring royalties we receive on the sales of Allegra have historically provided a material portion of our operating cash flows.  As discussed in Part II, Item I of this Form 10-Q, several generic manufacturers have filed ANDA applications with the FDA seeking authorization to produce and market a generic version of Allegra.  We and Aventis Pharmaceuticals have filed several patent infringement suits against these generic companies alleging infringement of certain U.S. patents.  Should we or Sanofi-Aventis be unsuccessful in defending these patents we would experience a material decrease in operating cash flows.

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

Internal Control Over Financial Reporting

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company did not maintain effective controls over inventory valuation at the Company’s large scale manufacturing facility as of December 31, 2004. Specifically, during the fourth quarter of 2004, the Company failed to identify certain obsolete inventory during its year end reconciliation process and also failed to demonstrate that its controls over ensuring a complete and adequate review for excess inventory had been performed by management in a timely manner. In addition, the Company failed to maintain an adequate level of documentary evidence to demonstrate that its amortization period for deferred inventory variances was accurate. Furthermore, during the year-end reconciliation of unbilled project costs the Company failed to identify a project which had been billed but for which the related costs had not been expensed. Certain of these control deficiencies resulted in audit adjustments to the Company’s December 31, 2004 inventory balance, however, they did not result in the restatement of any of the Company’s annual or interim consolidated financial statements. Additionally, these control deficiencies result in more than a remote likelihood that a misstatement to the inventory and cost of sales accounts resulting in a material misstatement to annual or interim financial statements would not be prevented or detected. Accordingly, management determined that these deficiencies constituted a material weakness. Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 based on the criteria in the Internal Control—Integrated Framework.

The Company is in the process of remediating the identified material weakness in the Company’s internal control over financial reporting, including implementing new controls as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 to ensure that all obsolete inventory is appropriately reserved for. These controls include an enhanced reconciliation process for system generated obsolete inventory reports to the general ledger reserve account to ensure that the general ledger reserve account is accurate and complete. Further, increased internal documentation has been prepared to support the Company’s excess inventory reserves. With regard to the Company’s analysis of the amortization period for deferred inventory variances, the Company has implemented new procedures to analyze the deferred inventory amortization period, including documentation of the method used to calculate the amortization period. With respect to the Company’s accumulated unbilled project costs, the Company has implemented procedures to ensure completed projects are removed from the account balance in a timely manner. These procedures include a review of the projects included in the account balance by additional Company personnel. Furthermore, during the fourth quarter of 2004 the Company initiated the process of identifying an Enterprise Resource Planning (ERP) application that, once implemented, will provide additional enhancements of the Company’s current internal control environment. The Company has also committed additional external resources to perform a review of the inventory accounting procedures at its large scale manufacturing facility in order to identify additional process enhancements.  Management will test these controls in conjunction with the Company’s year-end controls testing process.

Other than as described immediately above, there were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In response to the filings described above, beginning in 2001, Aventis Pharmaceuticals filed patent infringement lawsuits against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Dr. Reddy’s Laboratories, Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., and Sandoz.  Each of the lawsuits was filed in the U.S. District Court in New Jersey and alleges infringement of one or more patents owned by Aventis Pharmaceuticals.  Further, beginning in March 5, 2004, AMR Technology, along with Aventis Pharmaceuticals, filed suit in the U.S. District Court in New Jersey against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Dr. Reddy’s Laboratories, Amino Chemicals, Ltd., Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., and Sandoz, Inc., asserting infringement of two of our U.S. patents that are exclusively licensed to Aventis Pharmaceuticals relating to Allegra and Allegra-D products.

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

Item 4.        Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders (the “Annual Meeting”) on May 18, 2005.  At the Annual Meeting, stockholders of the Company voted to elect Frank W. Haydu, III and Arthur J. Roth to serve as Class I Directors of the Company for three-year terms, such terms to continue until the Annual Meeting of Stockholders in 2008 and until their respective successors are duly elected and qualified.  The votes cast for, and withheld from, the election of the aforementioned Directors are listed below:

	For	Withheld

Frank W. Haydu, III	29,924,247	761,616

Arthur J. Roth	28,924,731	761,132

The following individuals continued as directors following the meeting: Paul S. Anderson, Donald E. Kuhla, Kevin O’Connor, Thomas E. D’Ambra, and Anthony P. Tartaglia.

Item 6.    Exhibits

(a)       Exhibits.

10.1         Second Amendment, dated as of June 30, 2005, to Credit Agreement between Albany Molecular Research, Inc. and Bank of America, N.A., JPMorgan Chase Bank, N.A. and Citizens Bank of Massachusetts (filed herewith).

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

ALBANY MOLECULAR RESEARCH, INC.

Date: August 8, 2005	By:	/s/ Thomas E. D’Ambra, Ph.D.
Thomas E. D’Ambra, Ph.D.
Chairman of the Board, President and Chief Executive Officer
(Authorized Officer)

Date: August 8, 2005	By:	/s/ Mark T. Frost

Mark T. Frost

Chief Financial Officer, Secretary and Treasurer (Authorized Officer and Principal Financial Officer)