Form 10-Q
period 2005-09-30
ALBANY MOLECULAR RESEARCH INC
filed 2005-11-04
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Yes         ☒            No           ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         ☐            No           ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2005
Common Stock, $.01 par value	32,358,834

ALBANY MOLECULAR RESEARCH, INC.

PART I — FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except for per share data)	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Contract revenue	$31,550	$28,703	$104,124	$87,635
Recurring royalties	12,779	11,917	40,679	35,787
Total revenue	44,329	40,620	144,803	123,422

Cost of contract revenue	26,137	23,275	84,600	69,990
Write-down of library inventories	—	—	—	5,974
Total cost of contract revenue	26,137	23,275	84,600	75,964

Technology incentive award	1,277	1,193	4,072	3,578
Research and development	4,070	5,186	11,039	18,434
Selling, general and administrative	6,331	6,439	19,177	16,171
Property and equipment impairment	—	—	—	4,728
Goodwill impairment	—	—	—	14,494
Intangible asset impairment	—	—	—	3,541
Restructuring charge	—	230	—	656
Total costs and expenses	37,815	36,323	118,888	137,566

Income (loss) from operations	6,514	4,297	25,915	(14,144)

Equity in loss of unconsolidated affiliates	—	—	—	(65)
Interest (expense) income, net	561	(23)	1,081	279
Other (expense) income, net	(137)	—	(67)	9

Income (loss) before income tax expense	6,938	4,274	26,929	(13,921)

Income tax expense	2,565	1,384	9,666	1,201

Net income (loss)	$4,373	$2,890	$17,263	$(15,122)

Basic earnings (loss) per share	$0.14	$0.09	$0.54	$(0.48)

Diluted earnings (loss) per share	$0.13	$0.09	$0.53	$(0.48)

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(Dollars and share amounts in thousands)	September 30, 2005	December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$17,634	$41,171
Investment securities, available-for-sale	100,221	92,578
Accounts receivable, net	20,651	14,263
Royalty income receivable	12,783	12,178
Inventories	35,396	32,415
Prepaid expenses and other current assets	4,031	3,914
Property and equipment held for sale	5,627	5,627
Total current assets	196,343	202,146

Property, plant and equipment, net	147,240	145,753

Other assets:
Goodwill	25,747	25,747
Intangible assets and patents, net	1,347	1,201
Equity investments in unconsolidated affiliates	956	956
Other assets	1,176	1,089
Total other assets	29,226	28,993

Total assets	$372,809	$376,892
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$13,055	$14,289
Deferred revenue	4,861	2,089
Accrued pension benefits	631	631
Income taxes payable	3,895	846
Current installments of long-term debt and capital leases	4,536	4,526
Total current liabilities	26,978	22,381

Long-term liabilities:
Long-term debt and capital leases, excluding current installments	19,595	48,603
Deferred income taxes	8,936	6,997
Pension and postretirement benefits	2,521	3,139
Other long term liabilities	242	296
Total liabilities	58,272	81,416

Commitments and contingencies (notes 1 and 7)

Stockholders’ equity:
Common stock, $0.01 par value, 50,000 shares authorized, 34,436 shares issued at September 30, 2005, and 33,942 shares issued at December 31, 2004	344	340
Additional paid-in capital	193,239	189,608
Unearned compensation — restricted stock	(1,798)	—
Accumulated other comprehensive loss	(156)	(117)
Retained earnings	160,079	142,816
	351,708	332,647
Less, treasury shares at cost, 2,077 shares	(37,171)	(37,171)
Total stockholders’ equity	314,537	295,476
Total liabilities and stockholders’ equity	$372,809	$376,892

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
(Dollars in thousands)	September 30, 2005	September 30, 2004
Operating activities
Net income (loss)	$17,263	$(15,122)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,536	11,429
Foreign exchange loss	9	—
Write-down of library inventories	—	5,974
Property and equipment impairment	—	4,728
Goodwill impairment	—	14,494
Intangible asset impairment	—	3,541
Warrant issuance expense	—	3,053
Allowance for bad debts	(72)	4
Equity in income (loss) of unconsolidated affiliates	—	65
Deferred income tax expense (benefit)	1,921	(4,099)
Loss on disposal of property, plant and equipment	169	—
Stock-based compensation expense	256	—
(Increase) decrease in:
Accounts receivable	(6,316)	(513)
Royalty income receivable	(605)	1,008
Unbilled services	(217)	151
Inventory, prepaid expenses and other assets	(3,793)	(4,475)
(Decrease) increase in:
Accounts payable and accrued expenses	(1,234)	(756)
Income tax payable	3,049	1,077
Deferred revenue	2,772	328
Pension and postretirement benefits	(618)	(1,614)
Other long-term liabilities	(54)	(28)
Net cash provided by operating activities	24,066	19,245

Investing activities
Net (purchases) maturities of investment securities	(95,083)	5,148
Proceeds from sale of investment securities	87,114	16,100
Purchases of property, plant and equipment	(11,958)	(17,698)
Proceeds from disposal of property, plant and equipment	27	—
Payments for patent applications and other costs	(219)	(169)
Net cash (used in) provided by investing activities	(20,119)	3,381

Financing activities
Principal payments on long-term debt	(28,998)	(3,445)
Proceeds from sale of common stock	1,225	1,095
Tax benefit from exercise of stock options	356	—
Net cash used in financing activities	(27,417)	(2,350)

Effect of exchange rate changes on cash flows	(67)	—

(Decrease) increase in cash and cash equivalents	(23,537)	20,276

Cash and cash equivalents at beginning of period	41,171	18,187

Cash and cash equivalents at end of period	$17,634	$38,463

See notes to unaudited condensed consolidated financial statements.

Note 1 – Summary of Operations and Significant Accounting Policies

(All amounts in thousands, except per share amounts, unless otherwise noted)

Nature of Business and Operations

Albany Molecular Research, Inc. (the “Company”) is a global drug discovery and development company focused on applications for new small molecule prescription drugs. The Company conducts research and development projects and collaborates with many leading pharmaceutical and biotechnology companies, and is developing new chemistry technology for potential pharmaceutical products. The Company engages in chemistry research, from lead discovery, optimization and development to commercial manufacturing. As part of its drug discovery strategy, the Company is also producing novel compound collections and chemical screening collections. In addition to its chemistry research services, the Company also conducts proprietary research and development to develop new technologies and to discover new lead compounds with commercial potential. The Company seeks to license these compounds to third parties in return for up-front service fees and milestone payments as well as recurring royalty payments if these compounds are developed into new drugs successfully reaching the market.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.  The December 31, 2004 condensed consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim periods have been included.  Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

The accompanying unaudited condensed consolidated financial statements include the accounts of Albany Molecular Research, Inc. and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated during consolidation.  Assets and liabilities of non-U.S. operations are translated at period-end rates of exchange, and the statements of operations are translated at the average rates of exchange for the period. Gains or losses resulting from translating non-U.S. currency financial statements are recorded in accumulated other comprehensive loss in the accompanying September 30, 2005 condensed consolidated balance sheet.

Revised Classification of Certain Securities

Effective December 31, 2004, we revised the classification of our auction rate municipal bonds as investment securities in current assets. Previously, such investments had been classified as cash and cash equivalents. We have made corresponding reclassifications to our condensed consolidated statements of cash flows for the nine months ended September 30, 2004 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. For the nine months ended September 30, 2004, the change in net cash provided by investing activities from previously reported amounts related to these securities was $925.  This reclassification does not affect previously reported consolidated cash flows from operations or from financing activities in our previously reported consolidated statements of cash flows or our previously reported consolidated statements of operations for any period.

At December 31, 2003 and September 30, 2004, $29,250 and $28,325, respectively, of these investments were classified as cash equivalents in our condensed consolidated balance sheets. These investments have been reclassified to investment securities from cash and cash equivalents as previously reported.

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

Capitalized costs are amortized over the economic life of the library (estimated at 3 years) at the greater of (a) the ratio of the product’s current gross revenue to the total of current and expected gross revenues or (b) the straight-line method computed by dividing the remaining unamortized capitalized cost by the remaining economic life of the product. The remaining economic life is reassessed at each balance sheet date and changes in estimate, if appropriate, are made to the amortization model.  Amortization of library inventories is included within research and development expense in the consolidated statements of operations.  Library amortization expense was $304 and $913, for the three months and nine months ended September 30, 2005, respectively, and $230 for the three months and nine months ended September 30, 2004.  In addition, the Company monitors the carrying value of its natural product and lead finding sample collections for impairment on a quarterly basis.  The Company compares the carrying values of these collections to their estimated net realizable fair values, which are based on estimated future sales of these collections, to determine impairment.  The Company recognizes an impairment charge for any collection whose carrying value is greater than its estimated net realizable fair value.

During the quarter ended June 30, 2004, the Company recorded a $5,974 write-down to reduce the carrying value of its natural product and chemical lead finding library inventories. The Company monitors the carrying value of its remaining natural product and lead finding sample collections for impairment on a quarterly basis.  If the Company is unable to meet forecasted revenues related to those assets, or if actual market conditions are less favorable than those projected, the Company may be required to write-down all or a portion of the remaining value of certain compound library assets (totaling $2,716 at September 30, 2005), resulting in a future charge to operations.  See Note 3 for further information on the inventory reserves recorded during the quarter ended June 30, 2004.

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

During the quarter ended June 30, 2004, the Company recorded goodwill impairment charges of $13,251 and $1,243 relating to its Bothell reporting unit and its Mount Prospect reporting unit.  The Company performed the annual goodwill assessment for its reporting units during the third quarter of 2005.  Based on the results of these assessments, no additional goodwill impairment was identified.   If management’s expectations of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of our reporting units could change significantly. Such a change could result in additional goodwill impairment charges in future periods, which could have a significant impact on our consolidated financial statements.  Total goodwill recorded in the Company’s condensed consolidated balance sheet at September 30, 2005 was $25,747, including $23,060 of goodwill associated with the Company’s acquisition of Organichem Corporation.  See Note 6 for further information on the goodwill impairment charges recorded during the quarter ended June 30, 2004.

Stock Compensation

As allowed by FASB Statement No. 123, Accounting for Stock-Based Compensation, the Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees,’’ and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded only if, on the date of grant, the current market price of the underlying stock exceeded the exercise price. Any compensation expense would be recognized over the vesting period.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2005	2004	2005	2004
Net income (loss), as reported	$4,373	$2,890	$17,263	$(15,122)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	61	—	166	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects.	579	866	1,878	2,572
Pro Forma net income (loss)	$3,855	$2,024	$15,551	$(17,694)

Earnings (loss) per share:
Basic as reported	$0.14	$0.09	$0.54	$(0.48)
Basic pro-forma	$0.12	$0.06	$0.49	$(0.56)

Diluted as reported	$0.13	$0.09	$0.53	$(0.48)
Diluted pro-forma	$0.12	$0.06	$0.48	$(0.56)

Note 2 – Earnings (Loss) Per Share

The shares used in the computation of the Company’s basic and diluted earnings (loss) per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004

Weighted average common shares outstanding	32,097	31,804	32,018	31,627
Dilutive effect of stock options	258	305	247	—
Dilutive effect of restricted stock	79	—	43	—
Weighted average common shares outstanding	32,434	32,046	32,308	31,627

The Company has excluded the effects of all outstanding stock options and warrants from the calculation of weighted average common shares outstanding for the nine months ended September 30, 2004 because such securities would be anti-dilutive.   The weighted average number of anti-dilutive options and warrants outstanding, prior to consideration of the treasury stock method, were 2,408 and 2,972 for the three month periods ended September 30, 2005 and 2004, respectively, and are not included in the calculation of weighted average common shares outstanding.  The weighted average number of anti-dilutive options and warrants outstanding was 2,555 for the nine month period ended September 30, 2005.

Note 3 – Inventory

Inventory consisted of the following at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Raw materials	$6,767	$4,818
Work in process	3,081	1,273
Finished goods	22,832	22,644
Libraries, net of accumulated amortization	2,716	3,680
Total	$35,396	$32,415

During the quarter ended June 30, 2004, the Company determined that the carrying value of its natural product and chemical lead finding libraries exceeded its latest forecasted revenues.  The Company’s forecasted revenues from natural product and chemical lead finding libraries were lowered to reflect less favorable market conditions than previously projected.  As a result, the Company recorded a $5,974 non-cash charge to reduce the carrying value of its library inventories.  Additionally, the Company determined that its inventory of raw materials used in discovery and chemical services exceeded anticipated usage and accordingly recorded a decrease in the carrying value of raw materials inventories of $330 and $1,218, respectively, which were recorded as a component of cost of contract revenue in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2004, respectively.

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

The restructuring liabilities are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets. The following table displays the restructuring activity and liability balances:

	Balance at December 31, 2004	Adjustments	Payments	Balance at September 30, 2005
Termination benefits	$129	$(65)	$(64)	$—
Asset disposal costs	513	—	—	513
Total	$642	$(65)	$(64)	$513

Costs of termination benefits relate to severance packages, outplacement services and career counseling for employees affected by the restructuring. Asset disposal costs relate primarily to brokerage commissions, legal fees, and marketing expenses associated with the planned sale of the Mount Prospect Research Center facility, which is included in property and equipment held for sale in the condensed consolidated balance sheet at September 30, 2005.

The Company also incurred $8 and $251 in employee and equipment relocation costs during the three and nine months ended September 30, 2005, respectively.  These relocation costs are included under the caption “selling, general and administrative” in the condensed consolidated statement of operations.

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

The above restructuring activity was recorded exclusively in the AMR operating segment. The net cash outflow related to the restructuring for the nine months ended September 30, 2005 was $64.  Anticipated cash outflows related to the restructuring for the remainder of 2005 are $0.

Note 5 – Impairment of Long-Lived and Intangible Assets

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

The components of intangible assets are as follows:

	Cost	Accumulated Amortization	Net	Amortization Period
September 30, 2005
Patents and Licensing Rights	$1,697	$(350)	$1,347	16 years

December 31, 2004
Patents and Licensing Rights	$1,478	$(277)	$1,201	16 years

Amortization expense related to intangible assets for the three and nine months ended September 30, 2005 and 2004 was $24 and $55, and $73 and $344, respectively.

Estimated future annual amortization expense related to intangible assets is approximately $111 per year through the year ended December 31, 2009.

Note 6 – Goodwill

The carrying amounts of goodwill, by segment, as of September 30, 2005 and December 31, 2004 are as follows:

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

Components of Net Periodic Benefit Cost

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004	2005	2004	2005	2004

Service Cost	$—	$(5)	$25	$6	$—	$39	$47	$25
Interest Cost	290	277	11	4	871	877	19	12
Expected return on plan assets	(308)	(260)	—	—	(923)	(825)	—	—
Amortization of prior service cost	—	—	—	—	—	—	—	—
Recognized net (gain) loss	6	(3)	6	—	16	—	6	—
Net Periodic benefit (income) cost	$(12)	$9	$42	$10	$(36)	$91	$72	$37

Employer Contributions

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2004 that it expected to contribute $631 to its pension plan in 2005.  As of September 30, 2005, $737 in contributions have been made.  The increase in contributions made in relation to the expected contributions previously disclosed is due to additional contributions made by the Company in 2005 related to required contributions for the prior plan year. The Company does not expect to make any additional contributions to the plans in 2005.

Note 8  Restricted Stock

In March 2005, the Compensation Committee of the Board of Directors granted an award of 267 restricted shares of common stock to employees of the Company under the 1998 Stock Option and Incentive Plan.  The shares are issued as restricted stock and are held in the custody of the Company until all vesting restrictions are satisfied.  Shares vest under this grant over a period of five years, with 60% vesting after three years of continuous employment from the grant date and an additional 20% vesting after each of four and five years of continuous employment from the grant date.  If the vesting terms under which the award was granted are not satisfied, the shares are forfeited.  Unearned compensation of $2,259 was recorded at the date of award, based on the market value of the shares on the grant date, and is included as a separate component of shareholders’ equity and is amortized over the applicable vesting period.  As of September 30, 2005, a total of 29 shares with an unamortized unearned compensation balance of $229 had been forfeited.  The amount amortized to expense during the three and nine months ended September 30, 2005, net of the impact of forfeitures, was approximately $95 and $219, respectively.

Note 9 – Income Taxes

The Company’s 2004 effective tax rate was impacted by the impairment of certain nondeductible items related to the goodwill impairment charges it recorded in the second quarter of 2004.  Non-deductible impairment charges totaling $17.1 million were treated as infrequent discrete items in the preparation of the Company’s income tax provision for the three months ended June 30, 2004.  The differences between income tax expense and income taxes computed using a federal statutory rate of 35% for the three and nine months ended September 30, 2005 and 2004, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Statutory tax rate	35.0%	35.0%	35.0%	(35.0)%

Increase (reduction) in tax rate resulting from:

Tax-free interest income	(1.5)	(2.9)	(1.1)	(0.6)
Goodwill and intangible asset impairment	—	—	—	42.9
State taxes, net of federal benefit	3.1	4.0	1.9	0.9
Foreign operations	1.3	—	0.7	42.9
Extraterritorial income credit	(2.7)	(4.0)	(1.2)	(0.9)
Domestic production deduction	0.2	—	(0.2)	(0.9)
Other, net	1.6	0.3	0.8	1.3
	37.0%	32.4%	35.9%	8.6%

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

The following table contains earnings data by operating segment, reconciled to consolidated totals included in the financial statements:

	Contract Revenue	Recurring Royalty Revenue	Operating (loss) income	Depreciation and Amortization
For the three months ended September 30, 2005
AMR	$12,902	$12,779	$14,114	$2,338
Organichem	18,648	—	2,802	1,434
Corporate	—	—	(10,402)	—
Total	$31,550	$12,779	$6,514	$3,772

For the three months ended September 30, 2004
AMR	$13,698	$11,917	$12,077	$2,765
Organichem	15,005	—	3,846	1,451
Corporate	—	—	(11,626)
Total	$28,703	$11,917	$4,297	$4,216

For the nine months ended September 30, 2005
AMR	$39,855	$40,679	$44,598	$7,256
Organichem	64,269	—	11,532	4,280
Corporate	—	—	(30,215)
Total	$104,124	$40,679	$25,915	$11,536

For the nine months ended September 30, 2004
AMR	$40,147	$35,787	$9,276	$7,082
Organichem	47,488	—	11,186	4,328
Corporate	—	—	(34,606)
Total	$87,635	$35,787	$(14,144)	$11,410

The following table summarizes other information by segment as of and for the nine months ended September 30, 2005:

	As of and for nine months ended September 30, 2005
(in thousands)	AMR	Organichem	Total

Total assets	$233,961	$138,848	$372,809
Goodwill included in total assets	2,686	23,061	25,747
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	5,103	6,855	11,958

Note 11 – Financial Information by Customer Concentration and Geographic Area

Total contract revenue from AMR’s three largest customers represented approximately 16%, 7% and 6% of AMR’s total contract revenue for the three months ended September 30, 2005, and 12%, 11% and 7% of total contract revenue for the three months ended September 30, 2004. Total contract revenue from AMR’s three largest customers represented approximately 15%, 9% and 5% of AMR’s total contract revenue for the nine months ended September 30, 2005, and 14%, 11% and 5% of total contract revenue for the nine months ended September 30, 2004.  Total contract revenue from Organichem’s largest customer, GE Healthcare (GE), represented 54% and 67% of Organichem’s total contract revenue for the three months ended September 30, 2005 and 2004, respectively.  Total contract revenue from GE represented 70% and 71% of Organichem’s total contract revenue for the nine months ended September 30, 2005 and 2004, respectively.  GE accounted for approximately 43% and 37% of the Company’s total contract revenue for the nine months ended September 30, 2005 and 2004, respectively.  Beginning in the third quarter of 2005, GE discontinued its purchases of one of the products it receives from Organichem. GE made all of its 2005 purchases and received all of its shipments of this product in the first half of the year.  Sales of this product totaled $16,962 in 2005, compared to $10,418 for the nine months ended September 30, 2004 and $18,133 for the year ended December 31, 2004.

The Company’s total contract revenue for the three and nine months ended September 30, 2005 and 2004 was recognized from customers in the following geographic regions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

United States	62%	64%	53%	62%
Europe	33%	34%	44%	35%
Other	5%	2%	3%	3%

Total	100%	100%	100%	100%

Note 12 – Comprehensive Income (Loss)

The Company is required to report comprehensive income and its components in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income.

The following table presents the components of the Company’s comprehensive income (loss)  for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004

Net income (loss)	$4,373	$2,890	$17,263	$(15,122)

Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities, net of taxes	(52)	107	(95)	(153)
Unrealized gain (loss) on Interest Rate Swap, net of taxes	62	(180)	122	124
Foreign currency translation loss	(17)	—	(67)	—
Total comprehensive income (loss)	$4,366	$2,817	$17,223	$(15,151)

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

On September 6, 2005, Barr Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. announced that they have entered into an agreement for the launch of Fexofenadine Hydrochloride 30 mg, 60 mg and 180 mg Tablets, the generic version of Allegra tablets in the United States.  The launch of the generic product is considered an “at-risk” launch due to the on-going litigation.  This generic launch may have a material impact on Allegra sales, which would in turn impact the Company’s royalty revenue.  The launch is not expected to impact non-U.S. sales of Allegra.

On September 20, 2005, AMR Technology, along with Aventis Pharmaceuticals, filed a Motion for Preliminary Injunction in the U.S. District Court in New Jersey seeking to enjoin Barr Pharmaceuticals,  Inc., Teva Pharmaceuticals Ltd., Ranbaxy Laboratories, Ltd. and Amino Chemicals, Ltd. from the sale of generic versions of Allegra in the United States.  The hearing on the Motion for Preliminary Injunction commenced on October 27, 2005, and is currently ongoing.

Should the Company be unsuccessful in defending these patents we would experience a material decrease in operating cash flows and a material adverse effect on our results of operations and financial condition.

Note 14 – Subsequent Event

On October 20, 2005, Albany Molecular Research, Inc. (the “Company”) and AMR Technology, Inc., a wholly-owned subsidiary of the Company, entered into a License and Research Agreement (the “Agreement”) with Bristol-Myers Squibb Company (“BMS”).  This Agreement replaces the existing License Agreement (the “Existing License Agreement”) between the Company, BMS, and Bristol-Myers Squibb Pharma Company (formerly DuPont Pharmaceuticals Company) dated March 15, 2002 and subsequently amended on September 11, 2003 and January 7, 2004, cancels all warrants issued to BMS to purchase the Company’s shares under the Existing License Agreement, and provides BMS with an exclusive, worldwide license to develop and commercialize potential products from the Company’s amine neurotransmitter reuptake inhibitors identified in one of the Company’s proprietary research programs.

Under the terms of the Agreement, the Company will receive a non-refundable, non-creditable up-front payment of $8 million.  In addition, the Agreement provides for the establishment of a research program with an initial term of three years, and provides BMS with the option to extend the research program on an annual basis thereafter.  The objective of the research program is to research, discover and identify amine neurotransmitter reuptake inhibitors for BMS to develop and commercialize.  BMS will fund approximately $10 million in research and development over the initial three year term.  Under the research program, the Company’s scientists will provide medicinal and analytical chemistry support services to BMS in conjunction with its development and commercialization of products derived from the technology licensed from the Company.  The Agreement also sets forth milestone events that, if achieved by these products, would entitle the Company to non-refundable, non-creditable milestone payments of up to $66 million for each of the first and second products to achieve these events, and up to $21.75 million for each subsequent product to achieve these events.  The Agreement also provides for the Company to receive royalty payments on worldwide sales of any such product that is commercialized.

Note 15- Recently Issued Accounting Pronouncements

In November 2004, the FASB issued Statement No. 151, Inventory Costs — an Amendment of ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as defined in ARB No. 43.  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted.  This Statement applies to the Company for the fiscal year ending December 31, 2006.  The Company will assess the impact of applying this Statement in the fourth quarter of 2005.

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

In October 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union.  In December 2004, the FASB issued Staff Position No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.  This Staff Position clarifies that the tax deduction for qualified domestic production activities provided by the American Jobs Creation Act of 2004 (the Act) should be accounted for as a special deduction under FAS 109 as opposed to a tax-rate deduction.  The phase-in of the tax deduction and the phase-out of the ETI exclusion begins with qualifying production activities and foreign sales for the year ending December 31, 2005.  The Company has included the tax impact of the Act and the impact of applying the Staff Position in its provision for income taxes for the three and nine months ended September 30, 2005.

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

2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our results of operations and financial condition should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the Notes thereto included within this report. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “intend,” “expect,” “anticipate,” “believe,” and “continue” or similar words and include, but are not limited to, statements concerning the Mount Prospect Research Center, pension plan contributions, GE Healthcare, contract revenues, costs and margins, royalty revenues, the ongoing Allegra patent infringement litigation, Allegra royalty revenue, customer spending and business trends, foreign operations (including Singapore and India), clinical supply manufacturing, management’s strategic plans, research and development projects and expenses, selling, general and administrative expenses and tax rates.  The Company’s actual results may differ materially from such forward-looking statements as a result of numerous factors, some of which the Company may not be able to predict and may not be within the Company’s control.  Factors that could cause such differences include, but are not limited to, the risk that the Company will not achieve the cost savings expected to result from the closure and relocation of its Mount Prospect operations, the Company’s ability to recruit and retain experienced scientists, trends in pharmaceutical and biotechnology companies outsourcing chemical research and development, the loss of a significant customer, sales of Allegra (including any deviations in sales estimates provided by Sanofi-Aventis) and the Company’s receipt of significant royalties from the Allegra license agreement, the risk that Allegra may be approved for over-the-counter use and Claritin’s approval for over-the-counter use, the Company’s and Sanofi-Aventis’ ability to successfully enforce their respective intellectual property, patent rights and technology, including with respect to the generic companies’ Abbreviated New Drug Application filings, the integration and operating risks associated with the Company’s acquisition of Organichem, the Company’s ability to successfully develop novel compounds and lead candidates in its research programs and collaborative arrangements, the Company’s performance under the collaboration with BMS, BMS’s continuous utilization of the Company’s services at levels set forth in the contract with BMS, BMS’s continued pursuit of programs under which the Company provides services, delay or denial of marketing approvals from the FDA resulting from, among other things, adverse FDA decisions or interpretations of data that differ from BMS’s interpretations and that may require additional clinical trials or potential changes in the cost, scope and duration of clinical trials, if approved the inability to successfully launch, increase sales of or sustain the product or products in the market, the inability to successfully and efficiently scale-up manufacturing for commercialized compounds, the outcome of clinical work that will be required to commercialize compounds, the Company’s ability to take advantage of proprietary technology and expand the scientific tools available to it, the ability of the Company’s strategic investments and acquisitions to perform as expected and any goodwill impairment related to such investments and acquisitions, the Company’s ability to successfully complete its ongoing expansion projects on schedule, the risks associated with international operations, especially in India and Singapore, the Company’s ability to execute its business plan for compound and chemical screening libraries, and the Company’s ability to effectively manage its growth, as well as those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 16, 2005.  All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future.  References to “we,” “us,” and “our,” refers to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole.

Overview

We are a global drug discovery and development company, focused on identifying and developing novel biologically active small molecules with applications in the prescription drug market. We engage in comprehensive chemistry research from lead discovery, optimization and development to commercial manufacturing and conduct cell and non-cell based high throughput screening on a variety of biological targets. We perform contract research services for many of the leading pharmaceutical and biotechnology companies and also conduct our own internal proprietary research and development to discover new therapeutically-active lead compounds with commercial potential. We anticipate that we would then license these compounds to third parties in return for up-front service fees and milestone payments as well as recurring royalty payments if these compounds are developed into new commercial drugs. In 1995, our proprietary research and development activities led to the development, patenting and licensing of a substantially pure form of, and a manufacturing process for, the active ingredient in the non-sedating antihistamine fexofenadine HCl marketed by Sanofi-Aventis S.A. as Allegra in the Americas and as Telfast elsewhere. In addition, certain of our discovery technology contracts provide for us to receive milestone and royalty payments for discoveries that lead to commercial products.

Our total revenue for the quarter ended September 30, 2005 was $44.3 million, including $31.6 million from our chemistry contract business, as compared to total revenue of $40.6 million for the quarter ended September 30, 2004. Contract revenue for the third quarter of 2005 increased $2.8 million from $28.7 million in the third quarter of 2004.  The increase is due to an increase in clinical supply manufacturing revenue of $4.4 million, partially offset by a decrease in commercial supply manufacturing revenue of $0.8 million as we continue to transition our large-scale manufacturing focus in this area.  AMR contract revenue decreased $0.8 million in the third quarter of 2005 from the third quarter of 2004, due primarily to a decrease in discovery services revenue, reflecting the continuing trends of customer preference for later-stage development services and the impact of increased international competition on chemistry outsourcing.

Consolidated gross margin was 17.2% for the quarter ended September 30, 2005 compared to 18.9% for the quarter ended September 30, 2004. Gross profit margin for Organichem in the third quarter of 2005 was 15.0%, compared to 25.6% in the third quarter of 2004. The decline in Organichem’s gross margin is primarily attributable to the transition of this facility from the manufacturing of commercial products to the manufacturing of clinical supply compounds for use in its customers’ clinical trials.  Gross margin at the AMR operating segment increased to 20.2% in the third quarter of 2005 compared to 11.6% for the same period in 2004, primarily due to a reduction in compensation and benefit costs of $1.4 million due to a reduction in scientific personnel, as well as the $0.3 million provision for excess raw materials incurred in the third quarter of 2004.

During the quarter ended September 30, 2005, we generated $6.5 million in cash from operations and spent $5.4 million in capital on our facilities and equipment, primarily related to the expansion of our manufacturing suites at Organichem and the construction of laboratory facilities at our Singapore and Hyderabad Research Centres.  In addition, we spent $26.6 million in reducing outstanding debt, including a $25.5 million paydown on the Company’s outstanding line of credit balance.   As of September 30, 2005, we had $117.9 million in cash, cash equivalents and investments and $24.1 million in bank and other related debt.

We continue to pursue our plans to establish lower-cost international operations, including the commencement of operations at our Singapore Research Centre and Hyderabad Research Centre during the second and third quarters, respectively.  We believe the ability to offer customers a choice of business models and cost structures to meet their drug discovery needs will help to strengthen our global competitive advantage.

Total contract revenue from Organichem’s largest customer, GE, represented 54% and 67% of Organichem’s total contract revenue for the quarter ended September 30, 2005 and 2004, respectively.  GE accounted for approximately 31% and 35% of our consolidated contract revenue for the quarter ended September 30, 2005 and 2004, respectively.  GE discontinued purchases of one of the products we sell to them in the second quarter of 2005.  We expect an overall decrease in large-scale manufacturing contract revenue at Organichem in the second half of 2005 from the six months ended June 30, 2005 due to the accelerated shipment of this product to GE in the first half of the year.  Our long-term objective is to recoup the revenues associated with these sales decreases through continued growth in the area of clinical supply manufacturing for advanced stage human trials as well as through increased sales of another product to GE.  In August 2005, we extended our agreement to supply GE through 2010.  Clinical supply manufacturing represented 20% of Organichem’s total contract revenue for the nine months ended September 30, 2005, compared to 11% of total contract revenue for the nine months ended September 30, 2004.

Included in total revenue for the quarter ended September 30, 2005 was $12.8 million in royalties compared to $11.9 million for the quarter ended September 30, 2004.  The increase in Allegra royalties is due to an increase in worldwide sales of Allegra as reported to us by Sanofi-Aventis, as well as an increase in royalty payments in certain countries.

On September 6, 2005, Barr Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. announced that they have entered into an agreement for the launch of Fexofenadine Hydrochloride 30 mg, 60 mg and 180 mg Tablets, the generic version of Allegra tablets in the United States.  The launch of the generic product is considered an “at-risk” launch due to the on-going litigation.

On September 20, 2005, AMR Technology, along with Aventis Pharmaceuticals, filed a Motion for Preliminary Injunction in the U.S. District Court in New Jersey seeking to enjoin Barr Pharmaceuticals,  Inc., Teva Pharmaceuticals Ltd., Ranbaxy Laboratories, Ltd. and Amino Chemicals, Ltd. from the sale of generic versions of Allegra in the United States.  The hearing on the Motion for Preliminary Injunction commenced on October 27, 2005, and is currently ongoing.

This generic launch may have a material adverse impact on Allegra sales, which would in turn adversely impact the Company’s royalty revenue.  The launch is not expected to impact non-U.S. sales of Allegra.

Results of Operations – Three Months and Nine Months Ended September 30, 2005 Compared to Three Months and Nine Months Ended September 30, 2004

Revenues

Total contract revenue

Contract revenue consists primarily of fees earned under contracts with our third party customers.  Our contract revenues for each of our AMR and Organichem segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004

AMR	$12,902	$13,698	$39,855	$40,147
Organichem	18,648	15,005	64,269	47,488
Total	$31,550	$28,703	$104,124	$87,635

AMR contract revenues for the quarter ended September 30, 2005, decreased $0.8 million to $12.9 million as compared to $13.7 million for the same quarter in the prior year.  The decrease is primarily related to a decrease in demand for discovery phase research and development services, due to continued international competition and related pricing pressures.     We currently expect the trend of strong demand for our development-stage services to continue, and we have seen a recent trend of increased demand for discovery phase research and development services.  We commenced operations in our Singapore Research Centre and Hyderabad, India Research Centre during the second and third quarters of 2005, respectively.  While the revenue from our international operations is not expected to be material to consolidated contract revenue in 2005, we believe the ability to offer customers a choice of business models and costs structures to meet their drug discovery needs will help to strengthen our competitive position and enable the Company to take advantage of current market conditions.

Organichem contract revenues for the third quarter of 2005 were $18.6 million, an increase of $3.6 million compared to contract revenue of $15.0 million during the third quarter of 2004.  Organichem’s contract revenue increased primarily due to increased sales of clinical supply products for advanced stage human clinical trials, partially offset by a decrease in commercial supply manufacturing revenue as we continue to transition our large-scale manufacturing focus in this area.   We expect the trend of increased growth in clinical supply manufacturing to continue in future periods.

For the nine months ended September 30, 2005, AMR contract revenue has decreased 1% from the nine months ended September 30, 2004, as increases in development-stage services have been largely offset by decreases in discovery phase services as noted above.  Organichem contract revenues for the nine months ended September 30, 2005 increased 35% from the nine months ended September 30, 2004 due to a shift in the timing of delivery requirement for one of its products from GE.  GE has discontinued its purchases of this product, and made all of its 2005 purchases in the first half of the year. Sales of this product totaled $17.0 million for the nine months ended September 30, 2005, compared to $10.4 million for the nine months ended September 30, 2004. The remainder of the increase in Organichem’s contract revenue for the nine months ended September 30, 2005 is due to increased sales of clinical supply products for advanced stage human clinical trials.

Recurring royalty revenue

We earn royalties under our licensing agreement with Aventis S.A. for the active ingredient in Allegra/Telfast.  Royalties were as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2005	2004	2005	2004
(in thousands)
$12,779	$11,917	$40,679	$35,787

The increase in royalty revenue for the three and nine months ended September 30, 2005 was attributable to increased worldwide sales of Allegra, as well as higher royalty payments in certain countries.

On September 6, 2005, Barr Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. announced that they have entered into an agreement for the launch of Fexofenadine Hydrochloride 30 mg, 60 mg and 180 mg Tablets, the generic version of Allegra tablets in the United States.  The launch of the generic product is considered an “at-risk” launch due to the on-going litigation.

On September 20, 2005, AMR Technology, along with Aventis Pharmaceuticals, filed a Motion for Preliminary Injunction in the U.S. District Court in New Jersey seeking to enjoin Barr Pharmaceuticals,  Inc., Teva Pharmaceuticals Ltd., Ranbaxy Laboratories, Ltd. and Amino Chemicals, Ltd. from the sale of generic versions of Allegra in the United States.  The hearing on the Motion for Preliminary Injunction commenced on October 27, 2005 and is currently ongoing.

If we are unsuccessful in the Preliminary Injunction proceedings, the generic launch may have a material adverse impact on Allegra sales, which would in turn adversely impact the Company’s royalty revenue and operating cash flows.  The launch is not expected to impact non-U.S. sales of Allegra.

Costs and Expenses

Cost of contract revenue

Our cost of contract revenue consists primarily of compensation and associated fringe benefits for employees, chemicals, depreciation and other indirect project related costs.  Cost of contract revenue for our AMR and Organichem segments were as follows:

Segment	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004

AMR	$10,291	$12,114	$31,863	$39,660
Organichem	15,846	11,161	52,737	36,304
Total	$26,137	$23,275	$84,600	$75,964

AMR Gross Margin	20.2%	11.5%	20.1%	1.2%
Organichem Gross Margin	15.0%	25.6%	17.9%	23.6%
Total Gross Margin	17.2%	18.9%	18.8%	13.3%

AMR had a contract revenue gross margin of 20.2% and 20.1% for the three and nine months ended September 30, 2005, respectively, compared to contract revenue gross margin of 11.5% and 1.2% for the same periods in 2004. The increase in gross margin for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 is due to a reduction in compensation and benefits expense of $1.4 million due to a reduction in scientific personnel, as well as the $0.3 million provision for excess raw materials incurred in the third quarter of 2004.  The increase in gross margin for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 largely resulted from the reduction in carrying value of our natural product and chemical library inventories by $6.0 million and $1.2 million in additional raw material inventory reserves incurred in the second and third quarters of 2004, as well as the reduction in scientific personnel as noted above.   Organichem’s contract revenue gross margin decreased to 15.0% and 17.9% for the three and nine months ended September 30, 2005 compared to 25.6% and 23.6% for the same periods in 2004. The decrease is due to the transition of our large-scale manufacturing facility from specializing in the manufacturing of commercial products to the manufacturing of clinical supply compounds for use in clinical trials.  We currently expect the costs incurred in providing contract services at AMR for the remainder of 2005 to remain consistent with the amounts incurred in the first half of 2005.  We currently expect the trend of downward pressure on our margins to continue at Organichem as we continue the transition of our facility to maximize our clinical compound manufacturing capabilities.

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

Three Months Ended September 30,		Nine Months Ended September 30,
2005	2004	2005	2004
(in thousands)
$1,277	$1,193	$4,072	$3,578

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

Three Months Ended September 30,		Nine Months Ended September 30,
2005	2004	2005	2004
(in thousands)
$4,070	$5,186	$11,039	$18,434

The decrease in R&D expense during the three months and nine months ended September 30, 2005 is the result of initiatives we undertook to reorganize our internal departments in order to have a more formalized and structured R&D business group, and we have begun to more narrowly focus the scope of our research and development activities.  In addition, the decrease in R&D expense for the nine months ended September 30, 2005 is also due to the fact that R&D expenses for the nine months ended September 30, 2004 include a $3.1 million charge recorded for the issuance of warrants to Bristol-Myers Squibb (BMS) in conjunction with our acquisition of intellectual property related to our central nervous system (CNS) programs.

R&D spending related to individual projects may fluctuate based on the results of those projects. Projecting expected project completion dates and anticipated revenue from our internal research programs is not practical at this time due to the early stages of the projects and the inherent risks related to the development of new drugs. Our internal central nervous system program was our most advanced opportunity to generate revenue.  On October 20, 2005 we entered into a License and Research Agreement with Bristol-Myers Squibb (BMS), whereby we have licensed the technology developed in the CNS program to BMS.    Under the terms of the Agreement, we will receive a non-refundable, non-creditable up-front payment of $8 million.  In addition, BMS will fund $10 million in research and development over the initial three year term.  The Company’s scientists will provide medicinal and analytical chemistry support services to BMS in conjunction with its development and commercialization of products derived from the technology licensed from the Company.  The Agreement also sets forth milestone events that, if achieved by these products, would entitle the Company to non-refundable, non-creditable milestone payments of up to $66 million for each of the first and second products to achieve these events, and up to $21.75 million for each subsequent product to achieve these events.  The Agreement also provides for the Company to receive royalty payments on worldwide sales of any such product that is commercialized.    As a result of entering into the License and Research Agreement with BMS, we currently expect research and development expenses to decrease for the remainder of 2005, as a significant portion of the research development costs incurred in 2005 related to the continued development of the CNS program.  Certain of the costs, however, will shift to cost of contract revenue related to the contract research we will be performing for BMS.  We continue to utilize our proprietary technologies, including our biocatalysis and natural product capabilities, to further advance other early stage internal research programs.

Selling, general and administrative

Selling, general and administrative expenses consists of compensation and related fringe benefits for marketing and administrative employees, professional service fees, marketing costs and costs related to facilities and information services.  Selling, general and administrative expenses were as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2005	2004	2005	2004
(in thousands)
$6,331	$6,439	$19,177	$16,171

The decrease in selling, general, and administrative expenses for the three months ended September 30, 2005 is due to $1.1 million of employee relocation costs associated with the closure of our Mount Prospect facility incurred during the three months ended September 30, 2004, as well as a decrease in professional fees of $0.3 million due to the timing of incurring these costs in the current year and an overall decrease in Sarbanes-Oxley compliance service costs. These decreases are largely offset by the addition of $0.8 million in start-up and administrative costs associated with our Singapore and India operations, and an increase in salary and benefit expenses of $0.4 million due to the addition of administrative and business development personnel, as well as the reallocation of certain personnel expenses to more appropriately reflect the current use of these resources.

The increase in selling, general, and administrative expenses for the nine months ended September 30, 2005 is due to the addition of $1.7 million in start-up and administrative costs associated with our Singapore and India operations; an increase in salary and benefit expenses of $2.0 million due to the addition of administrative and business development personnel, as well as the reallocation of certain personnel expenses to more appropriately reflect the current use of these resources; and $0.7 million in additional facilities costs associated with the classification of Mount Prospect facility costs as administrative while it is being held for sale and our corporate headquarters facility, which opened in February 2004.  These increases are partially offset by $1.4 million of employee relocation costs associated with the closure of our Mount Prospect facility incurred during the nine months ended September 30, 2004, as well a decrease in professional fees of $0.6 million due to an overall decrease in Sarbanes-Oxley compliance service costs and additional accounting and valuation service fees associated with the impairment analyses performed at our Bothell and Mount Prospect facilities in 2004.  We currently expect an increase selling, general and administrative costs in the fourth quarter of 2005 in comparison to quarterly amounts incurred to date for the first nine months of 2005 due to increased personnel costs and the timing of incurring professional services costs.

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

Based on the foregoing, during the three and nine months ended September 30, 2004, the Company recorded pre-tax charges and incurred restructuring costs related to its Bothell and Mount Prospect businesses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004

Property and equipment impairment	$—	$—	$—	$4,728
Goodwill impairment	—	—	—	14,494
Intangible asset impairment	—	—	—	3,541
Restructuring charge	—	230	—	656

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

Interest income (expense), net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Interest (expense)	$(468)	$(403)	$(1,509)	$(1,128)
Interest income	1,029	380	2,590	1,407
Interest (expense) income, net	$561	$(23)	$1,081	$279

The increase in interest expense for the three and nine months ended September 30, 2005 was due to increases in the rates paid on the Company’s variable rate debt that were not hedged by its interest rate swaps. In addition, the increase in interest expense for the nine months ended September 30, 2005 is due in part to the capitalization of interest costs incurred during the construction of the Company’s headquarters facility in the first quarter of 2004.

The increase in interest income was primarily due to increases in the rates earned on short-term cash equivalents and investment securities, as well as an effort by management to maximize balances held in short-term cash equivalent accounts, which are higher yielding than interest-bearing cash accounts.

As a result of the repayment of the outstanding balance on our line of credit, we currently expect our interest expense and interest income to decrease in future periods.

Income tax expense

Three Months Ended September 30,		Nine Months Ended September 30,
2005	2004	2005	2004
(in thousands)
$2,565	$1,384	$9,666	$1,201

Our income tax expense for the three and nine months ended September 30, 2004, reflects the goodwill and intangible asset impairment charges as non-deductible tax items.  The increase in the effective rate resulted primarily from the impact the revised 2004 projected annual results had in relationship to the 2004 projected annual permanent differences. We expect our 2005 effective tax rate to be approximately 36% for the full year, which is consistent with the Company’s historical experience excluding the impact of the 2004 impairment charges.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities. During the first nine months of 2005, we generated cash of $24.1 million from operating activities. The primary sources of operating cash flows are payments received for the performance of contracted chemistry services and royalty payments received from Sanofi-Aventis based upon a percentage of sales of Allegra.  In addition, we expect the receipt of an $8 million up-front fee in conjunction with our Licensing and Research Agreement with Bristol-Myers Squibb to provide an additional significant source of operating cash flows in the fourth quarter of 2005.  The primary uses of operating cash flows are the payment of compensation and benefits to both scientific and administrative personnel, purchases of inventory and supplies, and payment of occupancy costs. A substantial majority of the uses of operating cash flows pertain to the Company’s research and development and contract service business activities.

During the first nine months of 2005, we used $20.1 million in investing activities, resulting from the use of $12.0 million for the acquisition of property and equipment, and purchases of investment securities net of proceeds from sales and maturities of $8.0 million. During the first nine months of 2005, we used $27.4 million for financing activities, consisting of $29.0 million in long-term debt repayments, offset by $1.6 million provided by proceeds and tax benefits realized from stock option and stock purchase plan exercises.

Working capital was $169.4 million at September 30, 2005 as compared to $179.8 million as of December 31, 2004. The primary source of the decrease was an decrease in cash and investments due to the paydown of the outstanding balance on the Company’s line of credit, an increase in deferred revenue due to the timing of customer payments in relation to execution of contract deliverables and an increase in income taxes payable due to the accrual of estimated income tax expense on the Company’s pre-tax income during the first nine months of 2005.  These items are partially offset by an increase in accounts receivable due to timing of shipments to Organichem’s customers. During 2005, we anticipate making $0.7 million in defined benefit pension plan contributions, all of which were paid in the first nine months.

We entered into a credit facility consisting of $30.0 million term loan and $35.0 million line of credit to fund the acquisition of Organichem during 2003. On June 30, 2005, the Company amended the credit facility to extend the maturity date on the line of credit from February 2006 to June 2010. The term loan matures in February, 2008. As of September 30, 2005, the interest rate on $14.3 million of the outstanding term loan balance was 4.49% and the interest rate on the remaining $5.0 million was 4.74%.  The line of credit bears interest at a variable rate based on the Company’s leverage ratio.  As of September 30, 2005, the outstanding balance of the line of credit was $0.  The credit facility contains certain financial covenants, including a maximum leverage ratio, a minimum required operating cash flow coverage ratio, a minimum earnings before interest and taxes to interest ratio and a minimum current ratio.  Other covenants include limits on asset disposals and the payment of dividends.  As of September 30, 2005 we were in compliance with all covenants under the credit facility.

The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” under Item 7 of our 2004 Form 10-K. Excluding the extension of the maturity date on the line of credit from 2006 to 2010, the repayment of $29.0 million outstanding under our credit facility, and $0.7 million in defined benefit pension plan contributions, as described above, there have been no material changes to our contractual obligations since December 31, 2004.

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

The recurring royalties we receive on the sales of Allegra have historically provided a material portion of our operating cash flows.  As discussed in Part II, Item I of this Form 10-Q, several generic manufacturers have filed ANDA applications with the FDA seeking authorization to produce and market a generic version of Allegra.  Additionally, Barr Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. announced that they have entered into an agreement for the launch of Fexofenadine Hydrochloride 30 mg, 60 mg and 180 mg Tablets, the generic version of Allegra Tablets in the United States.  The launch of the generic product is considered an “at-risk” launch due to the on-going litigation.  This generic launch may have a material impact on Allegra sales, which would in turn impact the Company’s royalty revenue.  The launch is not expected to impact non-U.S. sales of Allegra.  We and Aventis Pharmaceuticals have filed several patent infringement suits against these generic companies alleging infringement of certain U.S. patents.  Should we or Sanofi-Aventis be unsuccessful in defending these patents we would experience a material decrease in operating cash flows and a material adverse effect on our results of operations and financial condition.

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

We refer to the policies and estimates set forth in the section ”Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.  There have been no material changes or modifications to the policies since December 31, 2004.

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

The Company is in the process of remediating the identified material weakness in the Company’s internal control over financial reporting, including implementing new controls as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 to ensure that all obsolete inventory is appropriately reserved for. These controls include an enhanced reconciliation process for system generated obsolete inventory reports to the general ledger reserve account to ensure that the general ledger reserve account is accurate and complete. Further, increased internal documentation has been prepared to support the Company’s excess inventory reserves. With regard to the Company’s analysis of the amortization period for deferred inventory variances, the Company has implemented new procedures to analyze the deferred inventory amortization period, including documentation of the method used to calculate the amortization period. With respect to the Company’s accumulated unbilled project costs, the Company has implemented procedures to ensure completed projects are removed from the account balance in a timely manner. These procedures include a review of the projects included in the account balance by additional Company personnel. Furthermore, during the third quarter of 2005, the Company began the process of implementing an Enterprise Resource Planning (ERP) application that, once completed, will provide additional enhancements of the Company’s current internal control environment. The Company has also committed additional external resources to perform a review of the inventory accounting procedures at its large scale manufacturing facility in order to identify additional process enhancements.  Management will test these controls in conjunction with the Company’s year-end controls testing process.

Other than as described above, there were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 6, 2005, Barr Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. announced that they have entered into an agreement for the launch of Fexofenadine Hydrochloride 30 mg, 60 mg and 180 mg Tablets, the generic version of Allegra tablets in the United States.  The launch of the generic product is considered an “at-risk” launch due to the on-going litigation.  This generic launch may have a material impact on Allegra sales, which would in turn impact the Company’s royalty revenue.  The launch is not expected to impact non-U.S. sales of Allegra.

On September 20, 2005, AMR Technology, along with Aventis Pharmaceuticals, filed a Motion for Preliminary Injunction in the U.S. District Court in New Jersey seeking to enjoin Barr Pharmaceuticals,  Inc., Teva Pharmaceuticals Ltd., Ranbaxy Laboratories, Ltd. and Amino Chemicals, Ltd. from the sale of generic versions of Allegra in the United States.  The hearing on the Motion for Preliminary Injunction commenced on October 27, 2005, and is currently ongoing.

Should the Company be unsuccessful in defending these patents we would experience a material decrease in operating cash flows and a material adverse effect on our results of operations and financial condition.

Item 6.    Exhibits

(a)       Exhibits.

10.1         Supply Agreement, dated as of August 31, 2005, between Organichem Corporation and Amersham Health AS, a wholly-owned subsidiary of GE Healthcare, Inc. (filed herewith with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission).

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

ALBANY MOLECULAR RESEARCH, INC.

Date: November 4, 2005	By:	/s/ Thomas E. D’Ambra, Ph.D.
Thomas E. D’Ambra, Ph.D.
Chairman of the Board, President and Chief Executive Officer
(Authorized Officer)