Form 10-K
period 2005-12-31
ALBANY MOLECULAR RESEARCH INC
filed 2006-03-16
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15( ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15( ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 0-25323

Albany Molecular Research, Inc.

(Exact name of registrant as specified in its charter)

Delaware	14-1742717
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)
21 Corporate Circle, P.O. Box 15098,
Albany, New York	12212-5098
(Address of principal executive offices)	(zip code)

(518) 464-0279

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

Preferred Stock Purchase Rights

(Title of Each Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in  12b-2 of the Exchange Act

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on June 30, 2005 was approximately $304 million based upon the closing price per share of the Registrant’s Common Stock as reported on the Nasdaq National Market on June 30, 2005. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 17, 2006, there were 32,406,859 outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required pursuant to Part III of this report is incorporated by reference from the Company’s definitive proxy statement, relating to the annual meeting of stockholders to be held in on June 1, 2006, pursuant to Regulation 14A to be filed with the Securities and Exchange Commission.

ALBANY MOLECULAR RESEARCH, INC.
INDEX TO
ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

This Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “intend,” “expect,” “anticipate,” “believe,” and “continue” or similar words and include, but are not limited to, statements concerning the Mount Prospect Research Center, pension and postretirement benefit costs, GE Healthcare, contract revenues, costs and margins, royalty revenues, patent protection and the ongoing Allegra patent infringement litigation, Allegra royalty revenue, government regulation, retention and recruitment of employees, customer spending and business trends, foreign operations (including Singapore, India and Hungary), clinical supply manufacturing, management’s strategic plans, drug discovery, product commercialization, license arrangements, research and development projects and expenses, selling, general and administrative expenses and tax rates. The Company’s actual results may differ materially from such forward-looking statements as a result of numerous factors, some of which the Company may not be able to predict and may not be within the Company’s control. Factors that could cause such differences include, but are not limited to, the risk that the Company will not achieve the cost savings expected to result from the closure and relocation of its Mount Prospect operations, the Company’s ability to recruit and retain experienced scientists and other highly-skilled employees, trends in pharmaceutical and biotechnology companies outsourcing chemical research and development, competition from domestic competitors and foreign companies operating under lower cost structures,  the loss of a significant customer, sales of Allegra (including any deviations in sales estimates provided by Sanofi-Aventis) and the Company’s receipt of significant royalties from the Allegra license agreement, the risk that Allegra may be approved for over-the-counter use and Claritin’s approval for over-the-counter use, the Company’s and Sanofi-Aventis’s ability to successfully enforce their respective intellectual property, patent rights and technology, including with respect to the generic companies’ Abbreviated New Drug Application filings, the integration and operating risks associated with the Company’s acquisition of Organichem, the Company’s ability to successfully develop novel compounds and lead candidates in its research programs and collaborative arrangements, the Company’s performance under the collaboration with BMS, BMS’s continuous utilization of the Company’s services at levels set forth in the contract with BMS, BMS’s continued pursuit of programs under which the Company provides services, delay or denial of marketing approvals from the FDA resulting from, among other things, adverse FDA decisions or interpretations of data that differ from BMS’s interpretations and that may require additional clinical trials or potential changes in the cost, scope and duration of clinical trials, if approved, the inability to successfully launch, increase sales of or sustain the product or products in the market, the inability to successfully and efficiently scale-up manufacturing for commercialized compounds, the outcome of clinical work that will be required to commercialize compounds, the Company’s ability to take advantage of proprietary technology and expand the scientific tools available to it, the ability of the Company’s strategic investments and acquisitions to perform as expected and any goodwill impairment related to such investments and acquisitions, the Company’s ability to successfully complete its ongoing expansion projects on schedule, the risks associated with international operations and managing our international operations, especially in India, Singapore and Hungary, the Company’s ability to execute its business plan for compound and chemical screening libraries, the Company’s ability to effectively manage its growth, liability for harm caused by drugs the Company develops and tests, liability for contamination or other harm caused by hazardous materials used by the Company, failure to meet strict regulatory requirements, health care reform reducing the price pharmaceutical and biotechnology companies can  charge for drugs, thus reducing resources available to retain our Company, and the possibility of a natural disaster, catastrophic event or terrorist attack. All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future. References to “we,” “us,” and “our,” refers to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers should review carefully the risks and uncertainties identified below under the caption “Risk Factors and Certain Factors Affecting Forward-Looking Statements” and elsewhere in this 10-K. We do not undertake any obligation to update our forward-looking statements, except as required by applicable law.

PART I

ITEM 1.                BUSINESS.

Overview

Albany Molecular Research, Inc. (“the Company”), a Delaware corporation incorporated on June 20, 1991, is a global chemistry-based drug discovery and development company focused on identifying and developing novel biologically active small molecules with applications in the drug market. We engage in chemistry research, from lead discovery, optimization and development to commercial manufacturing. We believe we are the only company providing a critical mass of contract chemistry services to customers across the entire product development cycle from lead discovery to commercial manufacturing. We conduct research and development projects and collaborate with many leading pharmaceutical, and biotechnology companies, and are developing proprietary new chemistry technology for potential pharmaceutical products.

Business Strategy

Chemistry Services—Chemistry service companies typically derive their contract revenue from research and development expenditures of the pharmaceutical and biotechnology industry. We believe the industry continues to be under pressure to contain costs and to develop new drugs faster. We also believe that the industry is undergoing a globalization transformation and we are seeking to expand the scope of our service alternatives in order to meet this demand. In 2005, we established operations in Singapore and India, enabling us to provide our chemistry research and development services in  lower-cost environments. In February 2006, we completed the acquisition of ComGenex, a privately held drug discovery service company in Budapest, Hungary. We expect the addition of ComGenex to provide the Company with significantly increased access to the European market, as well as another lower-cost environment from which we can provide our services.  We have designed our operating structure and our services to provide our customers with opportunities to reduce overall drug development time and cost and to simultaneously pursue a greater number of drug discovery and development opportunities across a wide range of technologies, geographic locations, and cost structures.

Biotech/Drug Discovery—We also conduct proprietary research and development to discover new lead compounds with commercial potential. We anticipate that we would then license these compounds to third parties in return for up-front service fees and milestone payments as well as recurring royalty payments if these compounds are developed into new commercial drugs. We have successfully licensed the compounds we have developed. In October 2005, we licensed the worldwide rights to develop and commercialize potential products from our amine neurotransmitter reuptake inhibitors identified in one of our proprietary research programs to Bristol-Myers Squibb Company (“BMS”). We believe that this technology provides the opportunity to yield multiple drug candidates. Under our contract with BMS, the successful advancement of two such candidates could result in the receipt of in excess of $150 million in up-front license, contract service, and milestone revenue. In 1995, our proprietary research and development activities led to the development, patenting and licensing of a substantially pure form of, and a manufacturing process for, the active ingredient in the non-sedating antihistamine fexofenadine HCl marketed by Sanofi-Aventis as Allegra in the Americas and as Telfast elsewhere. Under our license agreement with Sanofi-Aventis we have earned a total of $313.2 million in milestones and royalty revenue from 1995 through December 31, 2005 and are entitled to receive ongoing royalties from Sanofi-Aventis based upon a percentage of worldwide sales of Allegra and its authorized generic alternative.  We presently have multiple other programs in pre-licensing research and development.

Industry Overview

Opportunities to develop therapeutics for previously unmet or undermet medical needs are being fueled by advances in disciplines such as molecular biology, high throughput synthesis and screening and human genomics research. In addition, pharmaceutical and biotechnology companies are under pressure to deliver new drugs to market and reduce the time required for drug development. This pressure has come about, in part, as a result of the significant number of current drug products on the market for which patent protection has or will soon expire.

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

Trends in Contracting for Chemistry Services

Contract services have traditionally been limited to the later stages of drug development, such as clinical trial management and manufacturing. In recent years, many pharmaceutical and biotechnology companies have utilized contract chemistry service providers to complement, or in some cases supplement, internal chemistry expertise. During this time, only a few companies provided chemistry services for drug discovery, development and manufacturing, and these companies typically focused only on certain stages of the drug development process. The following trends led to an increase in demand for contract chemistry services in drug discovery, development and manufacturing:

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

In 2003 and 2004, the domestic market for contract chemistry services began to tighten. This timeframe marked a period of financial decline for the pharmaceutical and biotechnology industry due to factors such as patent expirations and successful patent challenges on “blockbuster” drugs, product recalls, and failure in clinical trials of developmental compounds expected to replace expiring patents. These factors, as well as consolidation within the industry,  led to an overall decrease in spending on contract chemistry services, as well as a shift in spending away from the discovery phase of the pharmaceutical research and development process in an effort to bring previously identified compounds to market. In addition, the number of entrants in the market began to increase, including a number of foreign companies operating under substantially lower cost structures, resulting in increased competition for services and pricing pressures.

2005 marked a period of continued transition in the market for the discovery and development component of contracted pharmaceutical research and development services.  We experienced increased demand in the areas of developmental and small-scale cGMP manufacturing services, reflecting the industry’s renewed efforts to bring identified compounds into clinical trials.  During the year, we continued to advance our strategic initiatives to successfully position ourselves in the current marketplace, establishing lower-cost international operations in Singapore and India. Our ability to provide services under a variety of business models and cost structures was well-received by our customers, resulting in an increase in demand for our discovery services both internationally and domestically during the latter portion of 2005.  The trend of sourcing contracted chemistry services to lower-cost providers accelerated in 2005, particularly in China and India, resulting in several of our domestic competitors exiting or significantly reducing their presence in the marketplace during the year. We believe that we are positioned to fill the void left by these providers, enabling us to further increase our market share, and we expect the trend of increased demand for our services to continue in 2006.

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

Service Offerings

Drug Lead Discovery and Technologies

We provide chemistry services and proprietary drug discovery technologies used to identify new lead compounds. We have developed biocatalysis technology that assists in the creation of novel chemistry libraries. Biocatalysis technology uses enzymes and microbial cell systems to synthesize new compounds which are unattainable by traditional means in one or two chemical steps. Additional discovery technologies that we provide include isolation, purification, structure elucidation and the supply of sample collection libraries from microbial and botanical sources, computational chemistry, virtual screening, microbiology, fermentation, asymmetric synthesis, metabolic profiling, and high throughput biological screening. We seek to bundle our drug discovery technologies and screening collections in a strategic alliance to cost effectively identify new drug candidates with selected partners. In return, we would expect to receive a combination of fee for service, milestone and royalty payments based on the success of the drug candidate.

Our drug discovery technologies complement our medicinal chemistry services as additional methods of developing and screening large numbers of compounds against drug targets to generate new drug leads. These drug discovery technologies give us the capability to:

•  identify hit and lead compounds for further optimization;

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

Chemical Development

Chemical development involves the scale-up synthesis of a lead compound. Processes developed for small scale production of a compound may not be suitable for larger scale production because they may be too expensive or environmentally unacceptable or they may present safety concerns. Our chemical development scientists design novel or improved methods and processes suitable for medium to large scale production. Our chemical development scientists possess expertise in a broad range of structural classes of molecules and are able to address a wide variety of chemical synthesis and production problems. Chemical development services that we provide include:

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

cGMP Manufacturing Services

Small Scale Manufacturing

We provide chemical synthesis and manufacturing services for our customers in accordance with cGMP guidelines. All facilities and manufacturing techniques used in the manufacture of products for clinical use or for sale in the United States must be operated in conformity with cGMP guidelines as established by the FDA. Our Albany, N.Y. location has production facilities and quarantine and restricted access storage necessary to manufacture quantities of drug substances under cGMP conditions sufficient for conducting clinical trials from Phase I through Phase II, and later stages for selected products, based on volume and other parameters.

Large Scale Manufacturing

Our large scale manufacturing facility in Rensselaer, NY is equipped to provide a wide range of custom chemical development and manufacturing capabilities. We conduct commercial cGMP manufacturing of active pharmaceutical ingredients and advanced intermediates. Our large-scale cGMP manufacturing facilities provide synergies with our small-scale development laboratories, offering our customers excellence at every scale, from bench to production. We have a number of highly specialized production capabilities, including manufacturing of highly potent and cytotoxic agents, purification using critical fluid technology, production of controlled substances, and cryogenic reaction capabilities. In the second quarter of 2005, our focus on quality was reinforced after a successful FDA inspection of our Rensselaer facility resulted in no issuances of Form FDA 483 Observations of Objectionable Conditions and Practices.

Consulting Services

We provide to our customers, in particular our biotechnology customers, consulting services across all chemistry phases of drug discovery, development and manufacturing.

Proprietary Research and Development

Leveraging our wide array of chemistry disciplines and discovery technologies, we seek to discover and develop promising drug candidates and license these candidates in return for upfront fees, milestones and downstream royalty payments for commercialized drug products. Utilizing our medicinal chemistry expertise, high throughput biological screening capabilities, our combinatorial biocatalysis technology, natural products sample collections and other chemically and structurally diverse chemical collections generated through the application of combinatorial chemistry integrated with our computer assisted drug design capabilities, we pursue drug discovery opportunities and generate novel biologically active chemical substances. Our broad array of scientific disciplines also include capabilities in microbial fermentation, molecular biology, cell culture technologies, gene expression and cloning, in vitro drug metabolism testing and scale up synthesis of human metabolites. We have spent $14.5 million, $23.9 million, and $22.5 million on proprietary research and development activities in 2005, 2004, and 2003, respectively. Research and development expenditures in 2004 included a $3.1 million non-cash charge related to the issuance of warrants to Bristol-Myers Squibb (“BMS”) in exchange for one of BMS’ pre-clinical drug candidates. These warrants were cancelled in October 2005 in conjunction with our entry into a Licensing and Research Agreement with BMS in an effort to further develop and commercialize products from this technology.

Licensing Agreements

In October 2005, we licensed the worldwide rights to develop and commercialize potential products from our amine neurotransmitter reuptake inhibitors identified in one of our proprietary research programs to BMS. In conjunction with the licensing agreement, we received a non-refundable, non-creditable up-front payment of $8 million. In addition, the agreement provides for the establishment of a research program, under which BMS will purchase approximately $10.0 million in research and development services over the initial three year term of the program. The agreement also sets forth milestone events that, if achieved by these products, would entitle the Company to non-refundable, non-creditable milestone payments of up to $66.0 million for each of the first and second products to achieve these events, and up to $22.0 million for each subsequent product to achieve these events. The agreement also provides for the Company to receive royalty payments on worldwide sales of any such product that is commercialized.

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

In March 1995, we entered into a license agreement with Sanofi-Aventis. Under the terms of the license agreement, we granted Sanofi-Aventis an exclusive, worldwide license to any patents issued to us related to our original TAM patent applications. Since the beginning of the agreement through December 31, 2005, we have earned $7.4 million in milestone payments and $305.8 million in royalties under this license agreement. Sanofi-Aventis is obligated under the license agreement to pay ongoing royalties to us based upon its sales of Allegra/Telfast and generic fexofenadine. We are not entitled, however, to receive any additional milestone payments under the license agreement. Sales of Allegra/Telfast and generic fexofenadine by Sanofi-Aventis worldwide were approximately $1.76 billion for the year ended December 31, 2005, $1.85 billion for the year ended December 31, 2004, and $1.97 billion for the year ended December 31, 2003. Allergic reactions to plants, pollens and other airborne allergens generally occur during the spring and summer seasons. Therefore, we expect the demand for Allegra to be lower during other times of the year. Because Allegra sales change seasonally based on the demand for allergy medicines, our revenues are typically lower during the first and fourth calendar quarters.

Business Segments

Our large scale cGMP manufacturing activities represent a distinct business segment as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The Company’s remaining activities, including drug lead discovery, optimization, drug development, and small scale commercial manufacturing represent a separate distinct business segment as defined by SFAS No. 131. See the notes to the consolidated financial statements for financial information on the Company’s business segments.

Customers

Our customers include pharmaceutical companies and biotechnology companies and, to a limited extent, agricultural companies, fine chemical companies and contract chemical manufacturers. For the year ended December 31, 2005, contract revenue from our three largest customers represented 37%, 6% and 4%, respectively, of our contract revenue. For the year ended December 31, 2004, contract revenue from our three largest customers respectively represented approximately 38%, 6% and 4% of our contract revenue. For the year ended December 31, 2003, contract revenue from our three largest customers respectively represented approximately 34%, 10% and 6% of our contract revenue. Our largest customer, GE Healthcare (“GE”) (formerly Amersham Health PLC), represented 37% of total contract revenue for the year ended December 31, 2005.  See Note 17 to the consolidated financial statements for information on geographic and other customer concentrations.

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

Employees

As of February 1, 2006, we had 847 employees. Our large-scale manufacturing hourly work force of 107 employees is covered by a collective bargaining agreement with the International Chemical Workers Union. A new 3-year collective bargaining agreement was signed in January 2004 with the union and expires on January 10, 2007. None of our other employees are covered by collective bargaining agreements. We consider our relations with our employees and the union to be good.

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

We anticipate that we will face increased competition in the future as new companies enter the market, including international competitors, and as advanced technologies become available. We also anticipate increased foreign competition from Asia, India and Eastern Europe and other lower-cost environments. Our services and expertise may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors. The existing approaches of our competitors or new approaches or technologies developed by our competitors may be more effective than those developed by us. We cannot give assurance that our competitors will not develop more effective or more affordable technologies or services, thus rendering our technologies and/or services obsolete, uncompetitive or uneconomical.

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

We have a policy of seeking patent protection for patentable aspects of our proprietary technology. We have been issued various United States and international patents covering fexofenadine HC1 and certain related manufacturing processes. Our United States patents begin to expire in 2013, and our international patents begin to expire in 2014. Additionally, our United States patents related to substituted biaryl purines as potent anticancer agents and a series of aryl and heteroaryl tetrahydroisoquinolines related to central nervous system indications begin to expire in 2020.

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

All facilities and manufacturing techniques used in the manufacture of products for clinical use or for sale in the United States must be operated in conformity with cGMP guidelines as established by the FDA. Our facilities are subject to scheduled periodic regulatory inspections to ensure compliance with cGMP requirements. Failure on our part to comply with applicable requirements could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. A finding that we had materially violated cGMP requirements could result in additional regulatory sanctions and, in severe cases, could result in a mandated closing of our facilities or significant fines, which would materially and adversely affect our business, financial condition and results of operations. FDA inspections of our Albany and Rensselaer manufacturing facilities were completed in the second quarter of 2005, resulting in no issuances of Form FDA 483.

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

Internet Website

We maintain a website on the World Wide Web at www.albmolecular.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. We make available on our website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Our reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov.

ITEM 1A.        RISK FACTORS

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

The royalties we earn on Allegra may continue to decrease.

Royalties from sales of Allegra currently constitute a significant portion of our total revenues and operating income. During the year ended December 31, 2005, our royalties from Allegra were $46.9 million, which represented approximately 26% of our total revenues. For the year ended December 31, 2004, our royalties from Allegra were $48.0 million, which represented approximately 28% of our total revenues.  The decrease is primarily attributable to the at-risk launch of generic fexofenadine announced by Barr Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. on September 6, 2005, which had a material adverse impact on U.S. sales of Allegra in the fourth quarter of 2005. Continued generic Allegra competition, including the entrance of additional generic competitors upon the expiration of Barr’s 180-day exclusivity period for marketing generic fexofenadine or an at-risk launch of a generic version of Allegra-D by a generic competitor, may further adversely affect U.S. sales of Allegra. If the dollar amount of Allegra sales subject to our license agreement decreases, due to these or any other factors, our revenues from our license agreement with Sanofi-Aventis will also decrease. Because we have very few costs associated with the Allegra license, a decrease in revenues from our license agreement for Allegra would have a material adverse effect on our revenue, operating income, and financial condition. For example, a $5.0 million decrease in our Allegra royalty revenue would decrease our operating income by $4.5 million.

The recurring royalties we receive on the sales of Allegra/Telfast have historically provided a material portion of our revenues, earnings, and operating cash flows. The at-risk launch of generic fexofenadine announced by Barr Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. on September 6, 2005 had a material adverse impact on U.S. sales of Allegra in the fourth quarter of 2005, resulting in a 49% year-over-year decrease in our royalty revenues for the fourth quarter. We currently expect that the at-risk launch of generic fexofenadine will have a similar impact on our royalty revenues in future periods. We expect to experience a decrease in revenues, earnings, and operating cash flows in the short term as we continue to develop our business in an effort to supplement the revenues, earnings and operating cash flows that have historically been provided by Allegra/Telfast royalties.

We have been issued several patents on a pure form of, and a manufacturing process for, fexofenadine HCl. The patent positions of pharmaceutical, medical and biotechnology firms can be uncertain and can involve complex legal and factual questions. Litigation, in particular patent litigation, can be complex and time-consuming and the outcome is inherently uncertain. We cannot assure our stockholders that Sanofi-Aventis will ultimately succeed in its current or any future litigation against generic drug manufacturers involving patents with respect to Allegra. In the event that one or more of the patents owned by us or Sanofi-Aventis are ultimately determined to be invalid or unenforceable, Sanofi-Aventis and we would lose exclusivity with respect to the claims covered by those patents. Any such loss of exclusivity or the introduction of generic forms of fexofenadine HCl may cause a reduction in Allegra sales. In addition, under our current arrangements with Sanofi-Aventis, Sanofi-Aventis, with consultation from us, has the right to lead with respect to preparing and executing a strategy to defend and enforce certain of the patents relating to Allegra, and is executing that role in the current litigation. As a result, we may not be able to control the conduct of such litigation and the strategic decisions that are made during the course of such litigation. See “Item 3—Legal Proceedings.”

Pharmaceutical and biotechnology companies may discontinue or decrease their usage of our services.

We depend on pharmaceutical and biotechnology companies that use our services for a large portion of our revenues. Although there has been a trend among pharmaceutical and biotechnology companies to outsource drug research and development functions, this trend may not continue. We have experienced increasing pressure on the part of our customers to reduce expenses, including the use of our services as a result of negative economic trends generally and in the pharmaceutical industry. Although our contract revenues increased in 2005, we may be adversely effected in future periods as a result of general economic or pharmaceutical industry downturns. If pharmaceutical and biotechnology companies discontinue or decrease their usage of our services, including as a result of a slowdown in the overall United States economy, our revenues and earnings could be lower than we currently expect and our revenues may decrease or not grow at historical rates.

We may lose one or more of our major customers.

During the year-ended December 31, 2005, revenues from GE totaled $50.8 million and represented approximately 37% of our contract revenue, or 28% of our total revenue. GE discontinued purchases of one of the products that we sell to them in 2005. Sales of this product totaled $17.0 million, which represented 21% of Organichem’s 2005 revenue and 12% of total contract revenue for the year ended December 31, 2005. With respect to another product, Organichem entered into a long-term supply agreement with GE in 1999 that was renewed in 2005, extending the expiration date of the original agreement from 2007 to 2010. The renewed agreement also provided the terms under which Organichem would supply a raw material for use in one of GE’s diagnostic imaging agents. GE’s  purchases have historically exceeded the contractual minimum purchases, however, this may not continue. If GE materially reduces its historical purchase levels or we can not replace the revenue from the discontinued product, there may be a material decrease in our revenues and operating income. In addition, during the year ended December 31, 2005, our DDS segment provided services to three major customers representing approximately 13% of our contract revenues or 9% of our total revenue. These customers typically may cancel their contracts with 30 days’ to one-year’s prior notice depending on the size of the contract, for a variety of reasons, many of which are beyond our control. If any one of our major customers cancels its contract with us, our contract revenues may decrease.

We face increased competition.

We compete directly with the in-house research departments of pharmaceutical companies and biotechnology companies, as well as combinatorial chemistry companies, contract research companies, and research and academic institutions. We are also experiencing increased competition from foreign companies operating under lower cost structures. Many of our competitors have greater financial and other resources than we have. As new companies enter the market and as more advanced technologies become available, we currently expect to face increased competition. In the future, any one of our competitors may develop technological advances that render the services that we provide obsolete. While we plan to develop technologies, which will give us competitive advantages, our competitors plan to do the same. We may not be able to develop the technologies we need to successfully compete in the future, and our competitors may be able to develop such technologies before we do or provide those services at a lower cost. Consequently, we may not be able to successfully compete in the future.

We may be unsuccessful in producing and licensing proprietary technology developed from our internal research and development efforts or acquired from a third party.

We have expended and continue to expend significant time and money on internal research and development with the intention of producing proprietary technologies in order to patent and then license them to other companies. For example, in October 2005 we licensed our proprietary amine neurotransmitter reuptake inhibitor technology to BMS. However, we may not be successful in producing any additional valuable technology or successfully licensing it to a third party in the future. To the extent we are unable to produce technology that we can license, we may not receive any revenues related to our internal research and development efforts.

We may be unsuccessful in our collaboration with BMS.

Our objective is to patent and license our proprietary technologies to other companies for the purpose of advancing compounds associated with these technologies through human clinical trials, and ultimately, obtaining regulatory approval for the commercial sale of products containing these compounds. We seek to enter into licensing arrangements with selected partners that provide for a combination of up-front license fees, milestone payments upon the achievement of specified research and development objectives, and royalty payments based on sales of related commercial products. In October 2005, we licensed the worldwide rights to develop and commercialize potential products from our amine neurotransmitter reuptake inhibitors identified in one of our proprietary research programs to BMS. In conjunction with the licensing agreement, we received a non-refundable, non-creditable up-front fee of $8 million. In addition, BMS will purchase approximately $10 million in research and development services over the initial three year term of our agreement. The license agreement also sets forth development related milestone events that, if achieved by our products, would entitle us to non-refundable, non-creditable milestone payments of up to $66.0 million for each of the first and second products to achieve these events, and up to $22.0 million for each subsequent product to achieve these events. The license agreement also provides for us to receive royalty payments on worldwide sales of any such product that is commercialized for a ten year period.

Our arrangement with BMS is a significant component of our proprietary research and development business. If there is a delay or failure in BMS’s performance, our proprietary research and development business may not produce the long-term revenues, earnings, or strategic benefits that we anticipate. We cannot control BMS’s performance or the resources it devotes to our collaborative program. We cannot guarantee BMS’s continuous utilization of our services at levels set forth in our agreement after the initial term of the agreement, and we cannot guarantee BMS’s continued pursuit of programs covered by our agreement. Furthermore, with respect to any drug candidate resulting from our collaborative program, the FDA may delay or deny marketing approvals because of adverse FDA decisions or interpretations of data that differ from BMS’s interpretations and that may require additional clinical trials or potential changes in the cost, scope and duration of clinical trials. Even if we succeed in getting market approvals, BMS may not have the ability to successfully launch, increase sales of or sustain the product or products in the market, or efficiently scale-up manufacturing for commercialized compounds. Disputes may arise between us and BMS, which may not be resolved in our favor. Further, BMS could merge with or be acquired by another company or experience financial or other setbacks unrelated to our collaboration that could, nevertheless, adversely affect us. The occurrence of any of these could result in our proprietary research and development business not producing the long-term revenues, earnings, or strategic benefits that we anticipate.

Our goodwill may become impaired.

As of December 31, 2005, we have $25.7 million of goodwill on our consolidated balance sheet. We perform an annual assessment of the carrying value of our goodwill for potential impairment through an independent third-party. A determination of impairment is made based upon the estimated future cash flows of the operations associated with goodwill. If goodwill is determined to be impaired in the future we would be required to record a charge to our results of operations. For example, during 2004 we recorded goodwill impairment charges totaling $14.5 million. Factors we consider important which could result in an impairment include the following:

•       significant underperformance relative to historical or projected future operating results;

•       significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•       significant negative industry or economic trends; and

•       our market capitalization relative to net book value.

See Note 19 to the consolidated financial statements for further information regarding the 2004 impairment charge.

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

We have engaged in a number of acquisitions and strategic investments, and we currently expect to continue to do so. For example, in February 2006, we completed the acquisition of ComGenex, a privately held drug discovery service company in Budapest, Hungary. However, we may not be able to identify additional suitable acquisition candidates, and if we do identify suitable candidates, we may not be able to make such acquisitions on commercially acceptable terms or at all. If we acquire another company, we may not be able to successfully integrate the acquired business into our existing business in a timely and non-disruptive manner or at all. We may have to devote a significant amount of time and resources to do so. Even with this investment of time and resources, an acquisition may not produce the revenues, earnings or business synergies that we anticipate. If we fail to integrate the acquired business effectively or if key employees of that business leave, the anticipated benefits of the acquisition would be jeopardized. The time, capital, management and other resources spent on an acquisition that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected. In addition, acquisitions can involve charges of significant amounts related to goodwill that could become impaired and adversely affect our results of operations.

We may not be able to realize the benefits of recent acquisitions and strategic investments.

We made a strategic investment in Organichem Corporation in December 1999 to facilitate a management buyout of a chemical manufacturing facility from Nycomed Amersham, plc and completed the full acquisition of Organichem in February 2003. Also during 2003, we made equity investments in two private companies. Under the terms of these agreements, we also provided FTE services to each company in exchange for equity securities and fee for service cash payments. Both of these companies are currently in the process of raising additional financing. In February 2006, we completed the acquisition of ComGenex, a privately held drug discovery service company in Budapest, Hungary. These transactions may not be as beneficial to us as we currently expect. We record an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions, poor operating results of underlying investments or the investees’ inability to obtain additional financing could result in our inability to recover the carrying value of the investments, thereby requiring an impairment charge in the future. For example, during the fourth quarter of 2004 we recorded a $1.3 million impairment charge related to an investment we made in a drug discovery company.

We may not be able to effectively manage our international operations.

We established research facilities in Singapore and Hyderabad, India in 2005. In February 2006, we completed the acquisition of ComGenex, a privately held drug discovery service company in Budapest, Hungary. There are significant risks associated with the establishment of foreign operations, including, but not limited to: geopolitical risks, foreign currency exchange rates and the impact of shifts in the U.S. and local economies on those rates, compliance with local laws and regulations, the protection of our intellectual property and that of our customers, the ability to integrate our corporate culture with local customs and cultures, and the ability to effectively and efficiently supply our international facilities with the required equipment and materials. If we are unable to effectively manage these risks, these locations may not produce the revenues, earnings, or strategic benefits that we anticipate.

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

Our business is highly dependent on our senior management and scientific staff, including:

•       Dr. Thomas E. D’Ambra, our Chairman, Chief Executive Officer and President;

•       Mark T. Frost, our Chief Financial Officer, Secretary and Treasurer;

•       Brian D. Russell, our Vice President, Human Resources;

•       Eric Smart, our Vice President, Business Development;

•       Dr. Michael P. Trova, our Senior Vice President, Chemistry;

•       Dr. Bruce J. Sargent, our Vice President, Discovery Research and Development;

•       Kenton Shultis, our Vice President and General Manager, Large Scale Manufacturing;

•       Dr. Harold Meckler, our Vice President, Science & Technology; and;

•       Patricia Ellis, our Vice President, Quality and Analytical Services.

Although we have employment agreements with certain individuals listed above, we do not have employment agreements with all of our key employees. Additionally, the loss of any of our other key employees, including our scientists, may have an adverse effect on our business.

The royalties we earn on Allegra will likely be affected by the seasonal nature of allergies.

Allergic reactions to plants, pollens and other airborne allergens generally occur during the spring and summer seasons. Therefore, we currently expect the demand for Allegra to be lower during other times of the year. Because Allegra sales change seasonally based on the demand for allergy medicines, our quarter-to-quarter revenues will likely experience fluctuations.

We may be held liable for harm caused by drugs that we develop and test.

We develop, test and, to a limited extent, manufacture drugs that are used by humans. If any of the drugs that we develop, test or manufacture harm people, we may be required to pay damages to those persons. Although we carry liability insurance, we may be required to pay damages in excess of the amounts of our insurance coverage. Damages awarded in a product liability action could be substantial and could have a negative impact on our financial condition.

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

We have completed an environmental remediation assessment associated with groundwater contamination at our Rensselaer, New York location. This contamination is associated with past practices at the facility prior to 1990, and prior to AMRI’s investment or ownership of the facility. Ongoing costs associated with the remediation include biannual monitoring and reporting to the State of New York’s Department of Environmental Conservation. Under the remediation plan, we are expected to pay for monitoring and reporting until 2009. Under a 1999 agreement with the facility’s previous owner, our maximum liability under the remediation is $5.0 million. If the State of New York Department of Environmental Conservation finds that we fail to comply with the appropriate regulatory standards, it may impose fines on us which could have a negative impact on our operations. Additionally, if we are unable to enforce our contractual maximum remediation liability of $5.0 million, it may have an adverse affect on our results of operations.

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

We depend on our laboratories and equipment for the continued operation of our business. Our research and development operations and all administrative functions are primarily conducted at our facilities in Albany and Rensselaer, New York. Although we have contingency plans in effect for natural disasters or other catastrophic events, these events could still disrupt our operations. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies. Any natural disaster or catastrophic event in the Albany area or at our facilities could have a significant negative impact on our operations.

Terrorist attacks or acts of war may seriously harm our business.

Terrorist attacks or acts of war may cause damage or disruption to our company, our employees, our facilities and our customers, which could significantly impact our revenues, costs and expenses and financial condition. For example, the terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially adversely affect our business, results of operations and financial condition. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war, including the current war in Iraq, or hostility have created many economic and political uncertainties, which could materially adversely affect our business, results of operations, and financial condition in ways that we currently cannot predict.

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

Our officers and directors have significant control over us and their interests may differ from yours.

At February 21, 2006, our directors and officers beneficially owned or controlled approximately 15.4% of our common stock. Individually and in the aggregate, these stockholders significantly influence our management, affairs and all matters requiring stockholder approval. In particular, this concentration of ownership may have the effect of delaying, deferring or preventing an acquisition of us and may adversely affect the market price of our common stock.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2005 fiscal year and that remain unresolved.

ITEM 2.                PROPERTIES.

Our principal manufacturing and research and development facilities are located in the United States. The aggregate square footage of our operating facilities is approximately 753,377 square feet, of which

458,400 square feet are owned and 294,977 square feet are leased. Set forth below is information on our principal facilities:

Location	Square Feet	Primary Purpose
Albany, New York	268,000	Manufacturing, Research & Development and Administration
Rensselaer, New York	251,400	Manufacturing & Research & Development
East Greenbush, New York	64,000	Manufacturing & Research & Development
Syracuse, New York	28,000	Manufacturing & Research & Development
Bothell, Washington	32,977	Research & Development
Singapore	16,000	Research & Development
Hyderabad, India	5,000	Research & Development
Mt. Prospect, Illinois	88,000	Held for Sale

Our Rensselaer, NY facility is used in our Large-Scale Manufacturing (“LSM”) segment as reported in the consolidated financial statements. All other facilities are used in our Discovery/Development/Small Scale Manufactring (“DDS”) segment as reported in the consolidated financial statements. We consider these facilities to be in good condition and suitable for their purpose. The capacity associated with these facilities is adequate to meet our anticipated needs through 2006.

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

On September 6, 2005, Barr Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. announced that they have entered into an agreement for the launch of Fexofenadine Hydrochloride 30 mg, 60 mg and 180 mg tablets, the generic version of Allegra tablets in the United States. The launch of the generic product is considered an “at-risk” launch due to the on-going litigation. This generic launch had a material adverse impact on U.S. sales of Allegra by Sanofi-Aventis in the fourth quarter of 2005 and in turn, the royalties earned by the Company on those sales. The launch has not had a material impact on non-U.S. sales of Allegra to date.

On September 20, 2005, AMR Technology, along with Aventis Pharmaceuticals, filed a Motion for Preliminary Injunction in the U.S. District Court in New Jersey seeking to enjoin Barr Pharmaceuticals, Inc., Teva Pharmaceuticals Ltd., Ranbaxy Laboratories, Ltd. and Amino Chemicals, Ltd. from the sale of generic versions of Allegra in the United States. On January 30, 2006, the U.S. District Court denied the request by AMR Technology and Aventis Pharmaceuticals for a preliminary injunction. A notice of appeal to the U.S. Court of Appeals for the Federal Circuit was filed on February 2, 2006.

Should the Company be unsuccessful in defending these patents we would continue to experience a material decrease in operating cash flows and a material adverse effect on our results of operations and financial condition.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through solicitation of proxies or otherwise.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)   Market Information.   The Common Stock of the Company is traded on the Nasdaq National Market (“Nasdaq”) under the symbol “AMRI.” The following table sets forth the high and low closing prices for our Common Stock as reported by Nasdaq for the periods indicated:

Period	High	Low
Year ending December 31, 2005
First Quarter	$11.27	$8.06
Second Quarter	$14.20	$9.01
Third Quarter	$16.99	$11.77
Fourth Quarter	$13.71	$10.79
Year ending December 31, 2004
First Quarter	$16.22	$14.47
Second Quarter	$17.19	$12.12
Third Quarter	$12.76	$9.00
Fourth Quarter	$11.52	$8.55

(b)   Holders.   The number of record holders of our Common Stock as of February 18, 2006 was approximately 202. We believe that the number of beneficial owners of our Common Stock at that date was substantially greater than 202.

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

(d)   Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

In March 2004, we issued to Bristol-Myers Squibb Company (BMS) warrants to purchase up to 516,232 shares of our common stock, with exercise prices ranging from $30.24 to $35.24 per share. The exercise period for these warrants was 5.5 years. The issuance of these warrants resulted from a 2002 agreement whereby BMS transferred intellectual property to us, providing us with ownership of one of BMS’s preclinical drug candidates, along with patent applications covering attention deficit hyperactivity disorder (ADHD) and central nervous system indications. In connection with the agreement, in March 2004, we elected to retain ownership of the technology and all improvements made to date by us, resulting in the issuance of the warrants to BMS. The warrants were offered and sold in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

(e)   Equity Compensation Plan Information—The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2005:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	2,240,975	$19.99	2,010,663
Equity compensation plans not approved by security holders	—	—	—
Total	2,240,975	$19.99	2,010,663	(2)

(1)          Consists of the Stock Option Plan and the Employee Stock Purchase Plan (ESPP). Does not include purchase rights accruing under the ESPP because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period. Includes shares available for future issuance under the ESPP and Stock Option Plan.

(2)          Includes 1,612,536 shares available for the Stock Option Plan and 398,127 shares available for the ESPP.

ITEM 6.                SELECTED FINANCIAL DATA.

The selected financial data shown below for the fiscal years ended December 31, 2005, 2004, and 2003 and as of December 31, 2005 and 2004, have been derived from our audited consolidated financial statements included in this Form 10-K. The selected financial data set forth below for the fiscal years ended December 31, 2002 and 2001 and as of December 31, 2003, 2002 and 2001 have been derived from our audited consolidated financial statements for those years, which are not included in this Form 10-K. All share and per share amounts have been adjusted for stock splits. The information should be read in conjunction with the Company’s audited consolidated financial statements and related notes and other financial information included herein, including Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	As of and for the Year Ending December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Contract revenue	$136,988	$121,554	$144,667	$71,688	$60,334
Recurring royalties	46,918	47,973	51,682	51,139	41,675
Total revenue	183,906	169,527	196,349	122,827	102,009
Cost of contract revenue	112,642	96,932	101,753	41,313	34,946
Write-down of library inventories	2,063	5,974	—	—	—
Total cost of contract revenue	114,705	102,906	101,753	41,313	34,946
Technology incentive award	4,695	4,789	5,183	5,107	4,165
Research and development	14,468	23,887	22,466	7,096	4,290
Selling, general and administrative	26,494	22,812	20,318	12,897	12,194
Property and equipment impairment	—	4,728	—	—	—
Goodwill impairment	—	14,494	—	—	—
Intangible asset impairment	—	3,541	—	—	—
Restructuring charge	—	1,184	—	—	—
Total costs and expenses	160,362	178,341	149,720	66,413	55,595
Income (loss) from operations	23,544	(8,814)	46,629	56,414	46,414
Equity in (loss) income of unconsolidated affiliates	—	(65)	(372)	2,795	1,130
Interest income, net	1,787	317	785	3,108	6,650
Minority interest in consolidated subsidiaries	—	—	133	—	—
Loss on equity investment	—	(1,274)	—	—	—
Other (loss) income, net	(185)	(18)	403	93	127
Income (loss) before income tax expense	25,146	(9,854)	47,578	62,410	54,321
Income tax expense	8,825	1,837	16,714	22,686	19,707
Net income (loss)	$16,321	$(11,691)	$30,864	$39,724	$34,614
Basic earnings (loss) per share	$0.51	$(0.37)	$0.97	$1.22	$1.05
Diluted earnings (loss) per share	$0.50	$(0.37)	$0.95	$1.19	$1.01
Weighted average common shares outstanding, basic	32,334	31,627	31,880	32,632	33,065
Weighted average common shares outstanding, diluted	32,044	31,627	32,366	33,309	34,154
Consolidated Balance Sheet Data:
Cash, cash equivalents and investment securities	$127,910	$133,749	$124,628	$129,537	$135,865
Property and equipment, net	151,078	145,753	146,639	72,518	59,756
Working capital	158,837	179,765	174,609	163,133	155,276
Total assets	379,182	376,892	390,945	302,736	284,059
Long-term debt, excluding current installments	18,521	48,603	53,129	5,281	5,930
Total stockholders’ equity	313,061	295,476	301,935	282,147	263,761
Other Consolidated Data:
Capital expenditures	$19,166	$23,716	$30,554	$17,387	$21,155

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a global chemistry-based drug discovery and development company, focused on identifying and developing novel biologically active small molecules with applications in the prescription drug market. We engage in comprehensive chemistry research from lead discovery, optimization and development to commercial manufacturing and conduct cell and non-cell based high throughput screening on a variety of biological targets. We perform chemistry research for many of the leading pharmaceutical and biotechnology companies and for our own internal research and development.

In addition to our chemistry contract services, we also conduct proprietary research and development to discover new therapeutically-active lead compounds with commercial potential. We anticipate that we would then license these compounds to third parties in return for up-front service fees and milestone payments as well as recurring royalty payments if these compounds are developed into new commercial drugs. In 1995, our proprietary research and development activities led to the development, patenting and licensing of a substantially pure form of, and a manufacturing process for, the active ingredient in the non-sedating antihistamine fexofenadine HCl marketed by Sanofi-Aventis S.A. as Allegra in the Americas and as Telfast elsewhere. In October 2005, we licensed the worldwide rights to develop and commercialize potential products from our amine neurotransmitter reuptake inhibitors identified in one of our proprietary research programs to BMS.

Our total revenue for 2005 was $183.9 million, including $137.0 million from our chemistry contract service business and $46.9 million revenue from our royalties on sales of Allegra. During 2005 we performed work for more than 244 customers, including 37 new customers. We generated $42.8 million in cash from operations and spent $19.2 million in capital on our facilities and equipment, primarily related to the construction and outfitting of research facilities in Singapore and India and the expansion of our manufacturing suites at our Rensselaer facility. In addition, we paid down $30.1 million in outstanding principal on our credit facilties. We recorded net income of $16.3 million in 2005. As of December 31, 2005, we had $127.9 million in cash, cash equivalents and investments and $23.1 million in bank and other related debt, carrying a blended interest rate of approximately 4.34%.

Strategy

We continue to execute a long-term strategy to grow our global platform chemistry services business while leveraging our proprietary technologies and capabilities to provide greater value to our customers and further growth for the Company. In 2005, we established operations in Singapore and India, enabling us to provide our chemistry research and development services in lower-cost environments. In February 2006, we completed the acquisition of ComGenex, a privately held drug discovery service company in Budapest, Hungary. We expect the addition of ComGenex to provide the Company with significantly increased access to the European market, as well as another lower-cost environment from which we can provide our services.  We have designed our operating structure and our services to provide our customers with opportunities to reduce overall drug development time and cost and to simultaneously pursue a greater number of drug discovery and development opportunities across a wide range of technologies, geographic locations, and cost structures. The ongoing trend of sourcing contracted chemistry services to lower-cost providers resulted in several of our domestic competitors exiting or significantly reducing their presence in the marketplace during the year. We believe that we are positioned to fill the void left by these providers, enabling us to further increase our market share.

We also continued to expand our clinical supply manufacturing capabilities at our large-scale manufacturing facility, enabling us to seamlessly transition our customers’ clinical supply manufacturing projects through the drug discovery and development process from the development of these materials at our smaller scale chemistry laboratories to large-scale production for use in advanced stage human trials. Clinical supply manufacturing supplements our Rensselaer facility’s legacy services, which include large scale cGMP commercial production, as well as high potency and controlled drug substance manufacturing. In addition, clinical supply manufacturing presents additional commercial production opportunities, as we seek to enter into comprehensive agreements with our customers that also provide for commercial supply of these materials upon meeting regulatory approval.  Clinical supply manufacturing represented 22% of our 2005 large-scale manufacturing revenue, compared to 12% in 2004.  Our largest customer, GE Healthcare (formerly Amersham PLC) (“GE”), discontinued purchases of one of the products that we sold to them in 2005. Sales of this product totaled $17.0 million in 2005, which represented 21% of 2005 large scale manufacturing revenue and 12% of total contract revenue for the year ended December 31, 2005. Our objective is to recoup the revenues associated with this sales decrease through increased sales of another product to GE, as well as continued growth in clinical supply manufacturing.  We will continue to seek opportunities to add services and technologies that add value to our customers. We are also evaluating opportunities to leverage our large-scale cGMP production facilities, including identifying niche products to manufacture such as active pharmaceutical ingredients (“API”) for use in generic versions of compounds whose patents have expired or will be expiring, as well as assessing complementary lines of business that support cGMP production.

We continue to advance our proprietary technologies and programs with the goal to generate licensing and other revenue opportunities. In 2005, we licensed the worldwide rights to develop and commercialize potential products from our most advanced proprietary research program, involving amine neurotransmitter reuptake inhibitors, to BMS. In conjunction with the licensing agreement, we received a non-refundable, non-creditable up-front fee of $8 million. In addition, the agreement provides for BMS funding of Company research scientists to further advance the program over a period of three years, as well milestone and royalty payments for the achievement of certain events and commercial sales of compounds derived from the program. We also continue to utilize our proprietary technologies to further advance other early to middle stage internal research programs in the fields of oncology, immunosuppresion and inflammation, with a view to seeking a licensing partner for these programs at an appropriate research or developmental stage.

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

We are currently in the process of implementing a company-wide enterprise resource planning (“ERP”) system, which will ultimately result in the management of all components of our business across all locations within one integrated operating system. We expect the ERP to provide increased visibility into the operation and management of our contract chemistry service and research and development businesses. In addition, we expect to realize efficiencies through the consolidated processing of our administrative functions in a uniform manner across all locations.

The business environment for chemistry outsourcing continued to evolve in 2005.  The pharmaceutical and biotech industries that comprise our customer base showed indications of returning to growth, and the increase in demand for our developmental and small-scale cGMP manufacturing services that we experienced in the second half of 2004 continued through 2005, reflecting a reduction in budgetary constraints and  renewed efforts to bring identified compounds into clinical trials. Pricing for our services remained extremely competitive, and the trend of sourcing contracted chemistry services to lower-cost providers continued. We commenced lower-cost international operations in Singapore and India in April and July 2005, respectively. Our ability to provide services under a variety of business models and cost structures was well-received by our customers, resulting in an increase in demand for our discovery services both internationally and domestically during the latter portion of 2005, ending a two-year period of declining demand for these services. We expect the trend of increased demand for our services to continue in 2006.

The competitive environment facing Allegra also remained challenging during the past year. As discussed in Item 3 of this Form 10-K, several generic manufacturers have filed ANDA applications with the FDA seeking authorization to produce and market a generic version of Allegra. We and Aventis Pharmaceuticals have filed several patent infringement suits against these generic companies alleging infringement of certain U.S. patents. On September 6, 2005, Barr Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. announced that they had entered into an agreement for the launch of Fexofenadine Hydrochloride 30 mg, 60 mg and 180 mg tablets, the generic version of Allegra tablets in the United States. The launch of the generic product is considered an “at-risk” launch due to the on-going litigation.  The at-risk launch of generic fexofenadine had a material adverse impact on U.S. sales of Allegra by Sanofi-Aventis in the fourth quarter of 2005 and in turn, the royalties earned by us on those sales.  On September 20, 2005, we and Aventis Pharmaceuticals filed a Motion for Preliminary Injunction in the U.S. District Court in New Jersey seeking to enjoin Barr Pharmaceuticals,  Inc., Teva Pharmaceuticals Ltd., Ranbaxy Laboratories, Ltd. and Amino Chemicals, Ltd. from the sale of generic versions of Allegra in the United States. Our motion was denied on January 30, 2006. We continue to forcefully and vigorously defend our intellectual property related to Allegra. We have filed an appeal of the ruling in the Preliminary Injunction matter, and we continue to pursue our intellectual property rights as the patent infringement litigation progresses. However, should we or Aventis be unsuccessful in defending these patents we would continue to experience a material decrease in royalty revenues and operating cash flows.

The recurring royalties we receive on the sales of Allegra/Telfast have historically provided a material portion of our revenues, earnings, and operating cash flows. The at-risk launch of generic fexofenadine announced by Barr Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. on September 6, 2005 had a material adverse impact on U.S. sales of Allegra in the fourth quarter of 2005, resulting in a 49% year-over-year decrease in our royalty revenues for the fourth quarter. We currently expect that the at risk-launch of generic fexofenadine will have a similar impact on our royalty revenues in future periods. We expect to experience a decrease in revenues, earnings, and operating cash flows in the short term as we continue to develop our business in an effort to supplement the revenues, earnings and operating cash flows that have historically been provided by Allegra/Telfast royalties.

Library Inventory Write-Off

In 2004, we recorded a reserve of $6.0 million to reduce the carrying value of our library inventories to reflect less favorable market conditions than previously projected by management and an excess quantity and carrying value of inventory on hand compared to projected future sales revenue. We continued to monitor the carrying value of our remaining natural product and chemical lead finding sample collections for impairment throughout 2005.  As previously disclosed, if we were unable to meet forecasted revenues related to those assets or if actual market conditions were less favorable than those projected, we might be required to write-down all or a portion of the remaining value of certain compound library assets. In connection with our ongoing monitoring of the valuation of our library assets for the quarter ended December 31, 2005, we determined that an unfavorable shift in the market for compound libraries had occurred, and we were unable to forecast any meaningful demand for our chemical lead finding sample collections. As a result, we recorded a final reserve increase of $2.1 million to eliminate the remaining carrying value of these collections.

Results of Operations

Effective January 1, 2003, we began consolidating our financial results with Organichem Corporation. For the period January 1, 2003 through February 11, 2003, our consolidated financial results reflect a 75.0% ownership of Organichem. Effective February 12, 2003, the date of our purchase of the remaining 25% ownership of Organichem, our financial results reflect 100% ownership of Organichem. As a result, our revenues and operating expenses in 2003, 2004, and 2005 include the results for Organichem.

Operating Segment Data

We have organized our sales, marketing and production activities into the Discovery/Development/Small Scale Manufacturing (“DDS”) and Large Scale Manufacturing (“LSM”) segments based on the criteria set forth in SFAS No. 131, ‘‘Disclosures about Segments of an Enterprise and Related Information.’’ We rely on an internal management accounting system to report results of these segments. The accounting system includes revenue and cost information by segment. We make financial decisions and allocate resources based on the information we receive from this internal system. The DDS segment includes activities such as drug lead discovery, optimization, drug development and small scale manufacturing. The LSM segment includes pilot to commercial scale manufacturing of active pharmaceutical ingredients and intermediates and high potency and controlled substance manufacturing, all of which are in compliance with the Food and Drug Administration’s (FDA) current Good Manufacturing Practices, or cGMP.

Contract Revenue

Contract revenue consists primarily of fees earned under contracts with third-party customers. Our contract revenues for each of our DDS and LSM segments were as follows:

	Year Ended December 31,
	2005	2004	2003
	(in 000’s)
DDS	$55,645	$53,488	$65,600
LSM	81,343	68,066	79,067
Total	$136,988	$121,554	$144,667

DDS contract revenue for 2005 was $55.6 million, an increase of 4% compared to contract revenue of $53.5 million in 2004. The increase in contract revenue was due to an increase in demand for development and small-scale manufacturing services, as our customers increased their efforts to further develop previously identified compounds and bring them into clinical trials. The increase in development and small-scale manufacturing revenue was partially offset by a decrease in discovery services revenues, as the industry trends of reduced spending and sourcing of these services to lower-cost international providers continued in 2005. However, upon commencing lower-cost international operations in Singapore and India, our ability to offer our services under a variety of business models and cost structures was well-received by our customers, resulting in an increase in demand for our discovery services both internationally and domestically during the latter portion of 2005. In addition, the License and Research Agreement that we signed with BMS in October 2005 includes a significant contract research component and also results in the recognition of an $8 million up-front payment over a three-year research term. These factors contributed to an 18% year-over-year increase in discovery services revenue in the fourth quarter of 2005. We expect the growth trends in both discovery services and development and small-scale manufacturing services to continue in 2006.

LSM contract revenue increased by $13.3 million, or 19.5%, to $81.3 million in 2005 compared to $68.1 in 2004. The increase in contract revenue was primarily attributable to an increase in demand for clinical supply products for advanced stage human trials as we shift the focus of our large-scale manufacturing operations. Clinical supply manufacturing revenues were $17.9 million in 2005, or 22% of total LSM revenue, compared to $8.1 million in 2004, or 12% of  total LSM revenue. Our largest LSM customer, GE, discontinued purchases of one of the products that we sell to them in 2005. Sales of this product totaled $17.0 million, which represented 21% of  2005 LSM revenue, and 12% of total contract revenue for the year ended December 31, 2005. We expect a modest decrease in large-scale contract revenue in 2006, as the decrease in revenue resulting from discontinued sales of this product to GE are expected to be largely offset by increased sales of another product to GE, as well as continued growth in the area of clinical supply manufacturing for advanced stage human trials.

DDS contract revenue for 2004 was $53.5 million, a decrease of 18% compared to contract revenue of $65.6 million in 2003. The reduction in our contract services was attributable to reduced spending by our customers due to a weak economic environment, leading to budgetary pressures within the pharmaceutical and biotech industries. Additionally, an increase in foreign competition operating with lower cost structures impacted certain areas of our business during 2004. LSM contract revenue declined by $11.0 million, or 14%, to $68.1 million in 2004 compared to 2003. The decline was primarily attributable to a decrease in revenue from its second largest customer due to the timing of delivery requirements from this customer, partially offset by an increase in demand for clinical supply manufacturing for advanced stage human trials.

Recurring Royalties

We earned royalties under our licensing agreement with Sanofi-Aventis S.A. for the active ingredient in Allegra/Telfast. Royalties were as follows:

Year Ended December 31,
2005	2004	2003
(in 000’s)
$46,918	$47,973	$51,682

Recurring royalties decreased 2% to $46.9 million for the year ended December 31, 2005 from $48.0 million for 2004. The decrease is primarily attributable to the fourth quarter 2005 impact of the at-risk launch of generic fexofenadine by Barr Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. For the nine months ended September 30, 2005, recurring royalties were $40.7 million, an increase of $4.9 million or 14% from $35.8 million for the nine months ended September 30, 2004, due to higher year-to-date worldwide sales of Allegra, as well as higher royalty payments in certain countries. The at-risk launch of generic fexofenadine announced by Barr Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. on September 6, 2005 had a material adverse impact on U.S. sales of Allegra in the fourth quarter of 2005. Recurring royalties for the three months ended December 31, 2005 were $6.2 million, a decrease of $5.9 million or 49% from $12.2 million for the three months ended December 31, 2004.

The recurring royalties we receive on the sales of Allegra/Telfast have historically provided a material portion of our revenues, earnings, and operating cash flows. The at-risk launch of generic fexofenadine announced by Barr Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. on September 6, 2005 had a material adverse impact on U.S. sales of Allegra in the fourth quarter of 2005, resulting in a 49% year-over-year decrease in our royalty revenues for the fourth quarter. We currently expect that the at risk-launch of generic fexofenadine will have a similar impact on our royalty revenues in future periods. We expect to experience a decrease in revenues, earnings, and operating cash flows in the short term as we continue to develop our business in an effort to supplement the revenues, earnings and operating cash flows that have historically been provided by Allegra/Telfast royalties.

On September 20, 2005, we and Aventis Pharmaceuticals filed a Motion for Preliminary Injunction in the U.S. District Court in New Jersey seeking to enjoin Barr Pharmaceuticals,  Inc., Teva Pharmaceuticals Ltd., Ranbaxy Laboratories, Ltd. and Amino Chemicals, Ltd. from the sale of generic versions of Allegra in the United States. Our motion was denied on January 30, 2006. We continue to forcefully and vigorously defend our intellectual property related to Allegra. We have filed an appeal of the ruling in the Preliminary Injunction matter, and we continue to pursue our intellectual property rights as the patent infringement litigation progresses. However, should we or Aventis be unsuccessful in defending these patents we would continue to experience a material decrease in royalty revenues. Furthermore, the entrance of additional generic competitors upon the expiration of Barr’s 180-day exclusivity period for marketing generic fexonfenadine or an at-risk launch of a generic version of Allegra-D by a generic competitor could result in further decreases in royalty revenues.

Recurring royalties for the year ended December 31, 2004 decreased 7% to 48.0 million, compared to $51.7 million for 2003. The decrease was primarily attributable to decreased sales of Allegra/Telfast by Sanofi-Aventis, due to over-the-counter competition from Allegra’s primary competitor, Claritin.

Cost of Contract Revenue

Cost of contract revenue, from which we derive gross profit from contract revenue, consists primarily of compensation and associated fringe benefits for employees, chemicals, depreciation and other indirect costs. Cost of contract revenue for our DDS and LSM segments were as follows:

	Year Ended December 31,
	2005	2004	2003
	(in 000’s)
DDS	$45,179	$51,186	$42,962
LSM	69,526	51,720	58,791
Total	$114,705	$102,906	$101,753
DDS Gross Margin	18.8%	4.3%	34.5%
LSM Gross Margin	14.5%	24.0%	25.6%
Total Gross Margin	16.3%	15.3%	29.7%

DDS contract revenue gross margin was 18.8% for the year ended December 31, 2005, compared to 4.3% in 2004. The increase in gross margin largely resulted from the increase in contract revenues in relation to the fixed cost components of DDS contract business, a decrease in compensation and benefits expense of $3.0 million due to a reduction in scientific personnel, a decrease in facilities and overhead costs of $1.1 million due to the reallocation of these costs to more appropriately reflect the cost of operating our laboratory and administrative facilties, as well as decreases in write-downs of our library and raw material inventories from $6.0 million and $1.6 million, respectively in 2004, to $2.1 million and $0.2 million, respectively in 2005.  These decreases were partially offset by an increase in library amortization expense of $0.6 million. We expect DDS contract revenue gross margin to improve in 2006 due to increases in contract revenues both domestically and internationally, a reduction in inventory charges, and the elimination of library amortization expense due to the write-down of the underlying assets.  These increases are expected to be partially offset by the recognition of additional stock-based compensation in 2006.

LSM contract revenue gross margin decreased to 14.5% for the year ended December 31, 2005 compared to 24.0% in 2004. The decline in gross margin is due to the transition of our large-scale manufacturing facility from specializing in the manufacturing of commercial products to the manufacturing of clinical supply compounds for use in human trials.  We expect gross margins to increase slightly or remain flat in 2006 as we continue to implement process management improvements and cost savings initiatives in an effort to maximize the efficiency and profitability of our clinical supply manufacturing operations.

DDS contract revenue margin was 4.3% for the year ended December 31, 2004 compared to 34.5% for 2003. The decrease in DDS contract revenue margin was due to write-downs of our library and raw material inventories, as well as the decline in contract revenues in relation to the fixed cost components of DDS contract business.  LSM contract revenue margin decreased to 24.0% in 2004 from 25.6% in 2003 due to the decline in production and sales volume in relation to the fixed cost components of LSM contract business.

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

Year Ended December 31,
2005	2004	2003
(in 000’s)
$4,695	$4,789	$5,183

The technology incentive award expense incurred under our Technology Development Incentive Plan decreased 2% to $4.7 million for the year ended December 31, 2005, compared to $4.8 million for 2004. The decrease was directly attributable to the decrease in Allegra royalties in 2005. We expect technology incentive award expense to fluctuate directionally and proportionately with fluctuations in Allegra royalties in future periods.

The technology incentive award expense incurred under our Technology Development Incentive Plan decreased 8% to $4.8 million for the year ended December 31, 2004, compared to $5.2 million for 2003. The decrease was directly attributable to the decrease in Allegra royalties in 2004 compared to 2003.

Research and Development

Research and development expense consists of compensation and benefits for scientific personnel, costs of chemicals and other out-of-pocket costs and overhead costs for work performed on proprietary technology research and development projects. We utilize our expertise in small molecule chemistry, biocatalysis and natural products to perform our internal research and development projects. The goal of these programs is to discover new compounds with commercial potential. We would then seek to license these compounds to a third party in return for a combination of up-front license fees, milestone payments and recurring royalty payments if these compounds are successfully developed into new drugs and reach the market. In addition, research and development is performed at our Rensselaer, NY facility related to the improvement of production processes as well as research related to the potential manufacture of new products. Research and development expenses were as follows:

Year Ended December 31,
2005	2004	2003
(in 000’s)
$14,468	$23,887	$22,466

Research and development expenses decreased 39% to $14.5 million for the year ended December 31, 2005 from $23.9 million for 2004. The decrease in research and development expenses is due to the fact that research and development expenses for the year ended December 31, 2004 include a $3.1 million charge related to the issuance of warrants to BMS in conjunction with our acquisition of intellectual property related to our central nervous system (CNS) programs. The decrease is also due to the fact that we licensed our CNS programs, which represented our most significant investment in R&D in both 2005 and 2004, to BMS in October 2005. As a result, after signing the agreement in October 2005, we did not incur significant R&D expenditures that would have been necessary to further advance these programs. In addition, certain costs associated with these programs, primarily consisting of compensation and benefit costs related to the AMRI scientific personnel working on these programs, have shifted to cost of contract revenue related to the contract research we are performing for BMS in conjunction with the licensing and research agreement. Finally, the decrease is also due to initiatives we undertook to reorganize our internal departments in order to have a more formalized and structured R&D business group in 2005, resulting in a more narrow focus of the scope of our research and development activities. Research and development expenses are expected to decrease in 2006 due to the elimination of costs associated with our advanced-stage CNS programs. Research and development expenses in 2006 are expected to be related to the evaluation and continued advancement of our early to middle-stage internal research programs.

Projecting expected project completion dates and anticipated revenue from our internal research programs is not practical at this time due to the early stages of the projects and the inherent risks related to the development of new drugs. Our internal central nervous system program was our most advanced project to date, which we licensed to BMS in exchange for up-front license fees, contracted research services, and the rights to future milestone and royalty payments.   We also continue to utilize our proprietary technologies to further advance other early to middle-stage internal research programs in the fields of oncology, immunosuppresion and inflammation, with a view to seeking a licensing partner for these programs at an appropriate research or developmental stage.

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

Research and development expenses increased 6% to $23.9 million for the year ended December 31, 2004 from $22.5 million for 2003. The increase is primarily attributable to $3.1 million in expenses recorded for the issuance of warrants to purchase shares of the Company’s common stock to Bristol-Myers Squibb (BMS) in the first quarter of 2004. The warrants were issued in conjunction with an agreement whereby BMS transferred intellectual property related to preclinical drug candidates and patent applications covering attention deficit hyperactivity disorder (ADHD) and central nervous system applications to the Company.  These warrants were cancelled in October 2005 in conjunction with the licensing of our CNS programs to BMS. The increase was partially offset by a decrease in costs associated with the design, research, and testing of the Company’s semi-exclusive libraries.

Selling, General and Administrative

Selling, general and administrative expenses consist of compensation and related fringe benefits for marketing, operational and administrative employees, professional services, marketing costs and costs related to facilities and information services. Selling, general and administrative expenses were as follows:

Year Ended December 31,
2005	2004	2003
(in 000’s)
$26,494	$22,812	$20,318

The increase in selling, general, and administrative expenses is due to an increase in salary and benefit expenses of $2.7 million resulting from the addition of administrative and business development personnel, as well as the reallocation of certain personnel expenses to more appropriately reflect the current use of these resources; the addition of $2.4 million in start-up and administrative costs associated with our Singapore and India operations; and a $1.1 million increase in facilities costs associated with the reallocation of these costs to more appropriately reflect the current cost of operating our laboratory and administrative facilities.  These increases are partially offset by $1.4 million of employee and equipment relocation costs associated with the closure of our Mount Prospect facility incurred during 2004, as well as a decrease in professional fees of $1.3 million due to an overall decrease in Sarbanes-Oxley compliance service costs and additional accounting and valuation service fees associated with the impairment analyses performed at our Bothell and Mount Prospect facilities in 2004. Selling, general and administrative expenses are expected to increase in 2006 due to increased administrative personnel costs, the recognition of additional stock-based compensation costs, additional travel costs associated with our international operations, and additional recruiting costs associated with the staffing of scientific personnel at both our domestic and international operations resulting from the anticipated increased demand for our contract services. These increases are expected to be partially offset by a decrease in professional fees related to Sarbanes-Oxley compliance services.

Selling, general and administrative expenses increased 12% to $22.8 million for the year ended December 31, 2004 compared to $20.3 million for 2003. The increase in selling, general and administrative expenses for the year ended December 31, 2004 is primarily due to professional fees related to our Sarbanes Oxley compliance initiatives and other accounting and valuation services of $2.6 million, and $1.4 million in employee and equipment relocation costs associated with the closure of the Mount Prospect facility. These increases were partially offset by the elimination of $1.4 million in abandonment costs associated with the relocation of our Iowa operations in 2003.

Impairment and Restructuring Charges

As of June 30, 2004 we completed an in-depth review of the carrying value of all of our natural product and chemical compound library inventories. As a result of this review, which was based on expected future revenues, it was determined that a significant write-down in the carrying value of library inventories was required. The reduction in the carrying value of the library inventories reflected less favorable market conditions than previously projected.

The write-down of library inventories triggered an assessment of the recoverability of certain other related long-lived assets and goodwill within the Bothell reporting unit, including the goodwill and intangibles which resulted from the 2001 acquisition of New Chemical Entities (NCE), in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), and SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). Based on our review, we determined that an impairment of certain related goodwill and long-lived assets had occurred.

In addition, we initiated a restructuring which resulted in the closure of our Mt. Prospect Research Center and the consolidation of Mt. Prospect’s operations in our New York facilities. The restructuring triggered an assessment of the carrying value of the Mt. Prospect Research Center property and equipment and related goodwill. Based on this review, and in accordance with the provisions of SFAS No. 144 and SFAS No. 142, we determined that an impairment of certain related goodwill and property and equipment had occurred. Further, we incurred restructuring costs related to the Mt. Prospect restructuring.

The restructuring costs are included under the caption restructuring charge in the consolidated statements of operations and the restructuring liabilities are included in accounts payable and accrued expenses on the consolidated balance sheets at December 31, 2004 and 2005. The following table displays the restructuring activity and liability balances:

	Balance at January 1, 2005	Adjustments	Payments	Balance at December 31, 2005
	(in 000’s)
Termination benefits	$129	(65)	$(64)	—
Asset disposal costs	513	—	—	513
Total	$642	(65)	$(64)	$513

Costs of termination benefits related to severance packages, outplacement services and career counseling for employees affected by the restructuring. Asset disposal costs relate primarily to brokerage commissions, legal fees, and marketing expenses associated with the planned sale of the Mount Prospect Research Center facility, which is included in property and equipment held for sale on the consolidated balance sheet.

The Company also incurred $1.4 million in employee and equipment relocation costs during 2004. These relocation costs are included under the caption “selling, general and administrative” in the consolidated statement of operations.

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

The above restructuring activity was recorded exclusively in the DDS operating segment. The net cash outflow related to the restructuring for the year ended December 31, 2005 was $0.1 million. Anticipated cash outflows related to the restructuring for 2006 are $0.5 million, which primarily consists of the payment of accrued asset disposal costs.

Equity in income (loss) of unconsolidated affiliates

Equity in income (loss) of unconsolidated affiliates represented the Company’s proportionate share in the income or loss of investees that the Company accounts for under the equity method. Equity in income (loss) of unconsolidated affiliates was as follows:

Year Ended December 31,
2005	2004	2003
(in 000’s)
$—	$(65)	$(372)

The decrease in loss to ($0.1) million for the year ended December 31, 2004 from ($0.4) million for 2003 is attributed to the Company’s share of net losses in an equity method investee. The loss recorded in 2004 reduced the value of the Company’s investment to $0, and as such, no further adjustments will be recorded until the investee returns to a position of positive net worth.

The decrease in income of $3.1 million or 113% to ($0.4) million for the year ended December 31, 2003 from $2.8 million for 2002 is attributed to our acquisition of the remaining stock of Organichem in 2003, which increased our ownership percentage to 100% at February 11, 2003 from 39.2% at December 31, 2002, resulting in the full consolidation of Organichem’s financial results (reduced by a minority interest share representing the previous owners’ share of net income from January 1, 2003 through February 11, 2003) in 2003. The loss recorded in 2003 represented the Company’s share of the net loss in a separate equity method investee.

Interest expense

Year Ended December 31,
2005	2004	2003
(in 000’s)
$1,772	$1,641	$1,446

Interest expense increased $0.1 million or 8% to $1.8 million for the year ended December 31, 2005 from $1.6 million in 2004. The increase was due to increases in the rates paid on the Company’s variable rate debt that were not hedged by its interest rate swaps, partially offset by the paydown of the $25.5 million outstanding balance on the Company’s line of credit in the third quarter of 2005.

Interest expense increased $0.2 million to $1.6 million for the year ended December 31, 2004 compared to 2003. The increase was primarily due to the capitalization of interest costs incurred during the construction of the Company’s headquarters facility in 2003.

Interest income

Year Ended December 31,
2005	2004	2003
(in 000’s)
$3,559	$1,958	$2,231

Interest income increased $1.6 million or 82% to $3.6 million for the year ended December 31, 2005 from $2.0 million for 2004. The increase in interest income was primarily due to increases in the rates earned on short-term cash equivalents and investment securities, as well as an effort by management to maximize balances held in short-term cash equivalent accounts, which are higher yielding than interest-bearing cash accounts.

Interest income decreased 12% to $2.0 million for the year ended December 31, 2004 from $2.2 million for 2003. The decrease was due primarily to a decrease in our rate of return as higher-yielding securities matured and were replaced with securities yielding the lower rates reflected in the market conditions at that time. The Company also earned lower rates on its interest-bearing cash accounts and other short-term cash equivalents in 2004 due to the downturn in the interest rate environment.

Loss on equity investment

We have equity investments in leveraged private companies that have operations in areas within our strategic focus. During 2003, we made equity investments in two private companies totaling $2.1 million. Under the terms of these agreements, we provided FTE services to each customer in exchange for equity securities, plus additional fee for service cash payments. We assess the fair value of these investments quarterly or whenever events or changes in circumstance indicate that the investment value may not be recoverable. During the fourth quarter of 2004, one of our investees attempted to raise additional financing in order to fund its operations, but was unable to secure such financing on acceptable terms. As such, we performed an assessment of the carrying value of our investment based on an analysis of the investee’s current financial condition, its prospects of generating additional cash flow from operating activities, the market conditions for raising capital funding for companies in this industry and the likelihood that any funding raised would significantly dilute our ownership percentage. As a result of this analysis it was our judgment that an other-than-temporary impairment had occurred and that the fair value of our investment was zero, resulting in a non-cash loss on investment of $1.3 million.

We determined that no impairment was required for our remaining $956,000 equity investment based on our analysis as of December 31, 2005. However, should the events and conditions that are indicative of impairment as noted above arise, the Company may be required to record additional impairment charges in future periods.

Income tax expense

Year Ended December 31,
2005	2004	2003
(in 000’s)
$8,825	$1,837	$16,714

Income tax expense increased to $8.8 million for the year ended December 31, 2005, compared to $1.8 million for 2004. The overall increase in income tax expense is attributable to an increase in income before income tax expense, even though income tax expense for 2004 reflects the goodwill and intangible asset impairment charges as non-deductible tax items. The fluctuation in the effective rate results primarily from the impact the revised 2004 projected annual results had in relationship to the 2004 projected annual permanent differences. Our 2005 effective tax rate is consistent with the Company’s historical experience excluding the impact of the 2004 impairment charges. We expect the effective tax rate to approximate 37% of pre-tax income for 2006.

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

Liquidity and Capital Resources

We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities. During 2005, we generated cash of $42.8 million from operating activities. The primary sources of operating cash flows were payments received for the performance of contracted chemistry services, royalty payments received from Sanofi-Aventis based upon a percentage of sales of Allegra, and an up-front licensing fee from BMS in conjunction with the signing of a license and research agreement. The primary uses of operating cash flows are the payment of compensation and benefits to both scientific and administrative personnel, purchases of inventory and supplies, and payment of occupancy costs. The Company’s 2005 net income of $16.3 million includes several significant non-cash costs including depreciation and amortization of $15.5 million and  impairments of library inventories of $2.1 million. These non-cash costs are partially offset by the recognition of $1.9 million of deferred tax benefit, which is a non-cash income item.

The recurring royalties we receive on the sales of Allegra/Telfast have historically provided a material portion of our operating cash flows. As discussed in Item 3 of this Form 10-K, several generic manufacturers have filed ANDA applications with the FDA seeking authorization to produce and market a generic version of Allegra. We and Aventis Pharmaceuticals have filed several patent infringement suits against these generic companies alleging infringement of certain U.S. patents. On September 6, 2005, Barr Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. announced that they had entered into an agreement for the launch of Fexofenadine Hydrochloride 30 mg, 60 mg and 180 mg tablets, the generic version of Allegra tablets in the United States. The launch of the generic product is considered an “at-risk”

launch due to the on-going litigation.  The at-risk launch of generic fexofenadine had a material adverse impact on U.S. sales of Allegra by Sanofi-Aventis in the fourth quarter of 2005 and in turn, the royalties earned by us on those sales.  On September 20, 2005, we and Aventis Pharmaceuticals filed a Motion for Preliminary Injunction in the U.S. District Court in New Jersey seeking to enjoin Barr Pharmaceuticals,  Inc., Teva Pharmaceuticals Ltd., Ranbaxy Laboratories, Ltd. and Amino Chemicals, Ltd. from the sale of generic versions of Allegra in the United States. Our motion was denied on January 30, 2006. We continue to forcefully and vigorously defend our intellectual property related to Allegra. We have filed an appeal of the ruling in the Preliminary Injunction matter, and we continue to pursue our intellectual property rights as the patent infringement litigation progresses. However, should we or Aventis be unsuccessful in defending these patents we would continue to experience a material decrease in royalty revenues and operating cash flows.

During 2005, we used $27.6 million in cash for investing activities, primarily resulting from $19.2 million for the acquisition of property and equipment, and purchases of investment securities net of proceeds from sales and maturities of these securities of $8.1 million. During 2005, we used $28.7 million for financing activities, consisting of $30.1 million in long-term debt repayments, offset by $1.3 million provided by proceeds from stock option and stock purchase plan exercises.

Working capital was $158.8 million as of December 31, 2005, compared to $179.8 million at December 31, 2004. The decrease of $21.0 million resulted from a $6.6 million increase in income taxes payable due to the timing of income tax payments and the generation of additional taxable income in 2005. In addition, there was a decrease in cash, cash equivalents, and investments of $5.8 million, which primarily resulted from the pay-down of outstanding balances on our line of credit of $30.1 million and capital expenditures of $19.2 million. These decreases were partially offset by cash flows from operations of $42.8 million, which includes the receipt of an $8.0 million up-front license fee from BMS in conjunction with a license and research agreement signed in October 2005. The up-front fee was included in deferred revenue and will be recognized over the initial three-year term of the agreement. Finally, there was a decrease in royalty receivables of $5.9 million due to reduced royalties on sales of Allegra/Telfast resulting from the at-risk launch of generic fexonfenadine in the fourth quarter of 2005. These decreases are partially offset by an increase in accounts receivable of $8.0 million due to increased contract revenues and the timing of payments received from our customers.

Total capital expenditures for the year ended December, 31 2005 were $19.2 million as compared to $23.7 million for the year ended December 31, 2004. Capital expenditures in 2005 were primarily related to the expansion and modification of our large-scale manufacturing facilities, the construction of our research facilities in Singapore and India, and development of an enterprise resource planning (ERP) system. For 2006, we expect to incur $21.5 million in capital expenditures, primarily related to the continued expansion and modification of our large-scale manufacturing facilities, the continued outfitting of our research facilities in Singapore and India, the continued development of our ERP system, and the addition or replacement, as appropriate, of laboratory equipment for our discovery, development, and small-scale manufacturing services. In addition, in February 2006, we completed the acquisition of ComGenex, a chemistry services company based in Budapest, Hungary, for $11.1 million in cash consideration.

We entered into a credit facility consisting of a $30.0 million term loan and a $35.0 million line of credit to fund the acquisition of Organichem during 2003. The term loan matures in February, 2008. As of December 31, 2005, the interest rate on $12.9 million of the outstanding term loan balance was 4.36% and the interest rate on the remaining $5.3 million was 5.02%. On June 30, 2005, the Company amended the credit facility to extend the maturity date on the line of credit from February 2006 to June 2010. The line of credit bears interest at a variable rate based on the Company’s leverage ratio.  As of December 31, 2005, the outstanding balance of the line of credit was $0. The credit facility contains certain financial covenants, including a maximum leverage ratio, a minimum required operating cash flow coverage ratio, a minimum earnings before interest and taxes to interest ratio and a minimum current ratio. Other covenants include limits on asset disposals and the payment of dividends. As of December 31, 2005 and 2004 we were in compliance with all covenants under the credit facility.

Working capital was $179.8 million at December 31, 2004 compared to $174.6 million at December 31, 2003. The increase of $5.2 million resulted primarily from the reclassification of $5.6 million in property and equipment as held-for-sale due to the closure of the Mt. Prospect Research Center, an increase in cash, cash equivalents and investments of $9.1 million due to the collection of receivables (a corresponding decrease in working capital of $4.8 million) and reduced capital expenditures in 2004, and a decrease in the current portion of accrued pension benefits payable of $1.9 million. Partially offsetting these increases in working capital were an increase in taxes payable of $1.0 million due to the timing of income tax payments and an increase in unearned income of $0.9 million due to the receipt of funds at the end of 2004 for customer projects that were performed in 2005.

Total capital expenditures for the year ended December 31, 2004 were $23.7 million as compared to $30.6 million for the year ended December 31, 2003. Capital expenditures in 2004 were predominantly in connection with expansion of our manufacturing facilities. These expenditures were primarily financed through operating cash flows.

During 2004, we used $10.9 million in cash for investing activities, resulting from $23.7 million for the acquisition of property and equipment, partially offset by net proceeds from investment securities of $13.1 million. During 2004, we used $2.7 million for financing activities, consisting of $4.5 million in long-term debt repayments, offset by $1.8 million provided by stock option and stock purchase plan exercises.

We continue to pursue the expansion of our operations through internal growth and strategic acquisitions. We expect that such activities will be funded from existing cash and cash equivalents, cash flow from operations, the issuance of debt or equity securities and borrowings. Future acquisitions, if any, could be funded with cash on hand, cash from operations, borrowings under our credit facility and/or the issuance of equity or debt securities. There can be no assurance that attractive acquisition opportunities will be available to us or will be available at prices and upon such other terms that are attractive to us. We regularly evaluate potential acquisitions of other businesses, products and product lines and may hold discussions regarding such potential acquisitions. As a general rule, we will publicly announce such acquisitions only after a definitive agreement has been signed. In addition, in order to meet our long-term liquidity needs or consummate future acquisitions, we may incur additional indebtedness or issue additional equity or debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to us or at all. The failure to raise the funds necessary to finance our future cash requirements or consummate future acquisitions could adversely affect our ability to pursue our strategy and could negatively affect our operations in future periods. Furthermore, a continued significant decrease in royalties from Allegra would negatively affect our cash flow from operations and financial condition in future periods.

Contractual Obligations

The following table sets forth our long-term contractual obligations and commitments as of December 31, 2005.

Payments Due by Period (in thousands)

	Total	Under 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt (principal)	$23,056	$4,535	$14,441	$530	$3,550
Long-Term Debt (interest)(1)	3,001	974	1,021	272	734
Operating Leases	11,755	2,259	3,594	2,550	3,352
Purchase Commitments	10,911	10,911	—	—	—
Pension Plan Contributions	1,285	1,015	270	—	—

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

In 2005, 2004 and 2003 we awarded Technology Incentive Compensation to the inventor of the terfenadine carboxylic acid metabolite technology, which is covered by the Company’s patents relating to the active ingredient in Allegra. The inventor is Thomas D’Ambra, our Chairman, President and Chief Executive Officer. The amounts awarded and included in the consolidated statements of income for the years ended December 31, 2005, 2004 and 2003 are $4.7 million, $4.8 million and $5.2 million, respectively. Included in accrued compensation in the accompanying consolidated balance sheets at both December 31, 2005 and 2004 are unpaid Technology Development Incentive Compensation awards of approximately $623,000 and $1.2 million, respectively.

Notes Receivable

From time to time we make loans to non-officer employees in the form of notes receivable. The notes receivable and accrued interest will not be repaid to us provided the employee remains in our employ throughout the term of the loan. If employment is terminated prior to the end of the loan term, a pro-rata portion of the principal and interest shall be repaid to us. Notes receivable from employees at December 31, 2005 and 2004 totaled $284,000 and $414,000, respectively. The amounts forgiven and charged to operations in the consolidated statements of income for the years ended December 31, 2005, 2004 and 2003 are $185,000, $91,000 and $192,000, respectively.

Telecommunication Services

A member of the Company’s board of directors is the Chief Executive Officer of one of the providers of telephone and internet services to the Company. This telecommunications company was paid approximately $194,000, $169,000 and $165,000 for services rendered to the Company in 2005, 2004 and 2003, respectively.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated  financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, equity investments, unbilled revenue, income taxes, pension and postretirement benefit plans, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Up-Front License Fees Milestone and Royalty Revenue.   We analyze our agreements to determine whether the elements can be separated and accounted for individually or as a single unit of accounting in accordance with EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and SAB 104, “Revenue Recognition.” Allocation of revenue to individual elements which qualify for separate accounting is based on the estimated fair value of the respective elements. Generally, the provisions for licensing, milestone and royalty payments included in our contracts are related to the occurrence of specific identifiable events. We will recognize revenue from up-front non-refundable licensing fees over the period we have continuing involvement in the underlying project. We will recognize revenue arising from a milestone payment upon the successful achievement of the event, and the resolution of any uncertainties or contingencies regarding potential collection of the related payment, or, if appropriate, over the remaining term of the agreement.

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

Inventory

Inventory consists primarily of commercially available fine chemicals used as raw materials in the research and production process, work-in-process and finished goods at our large-scale manufacturing location and chemical compounds in the form of natural product and novel compound collections. We capitalize the costs associated with the production of our novel compound collections. Inventories are stated at the lower of cost (first-in, first-out basis) or market. We record reserves for excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions, which could result in a charge to operations.

Goodwill

In accordance with the provisions of SFAS No. 142, the Company performs an annual assessment of the carrying value of goodwill for potential impairment (or on an interim basis if certain triggering events occur). A determination of impairment is made based upon the estimated discounted future cash flows of the operations associated with the related reporting unit. If goodwill is determined to be impaired in the future the Company would be required to record a charge to its results of operations. Factors the Company considers important which could result in an impairment include the following:

•       significant underperformance relative to historical or projected future operating results;

•       significant changes in the manner of our use of the acquired assets or the strategy for overall business;

•       significant negative industry or economic trends; and

•       market capitalization relative to net book value.

If management’s expectations of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of our reporting units could change significantly. Such a change could result in additional goodwill impairment charges in future periods, which could have a significant impact on our consolidated financial statements. Total goodwill recorded on the Company’s consolidated balance sheet at December 31, 2005 was $25.7 million, including $23.1 million of goodwill associated with the Company’s acquisition of Organichem Corporation.

Long-Lived Assets

In accordance with the provisions of SFAS No. 144, the Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, among others, the following:

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

Equity Investments

We have equity investments in leveraged private companies that have operations in areas within our strategic focus. We account for these investments using the cost method of accounting for investments as our ownership interest in each customer is below 20% and we do not have the ability to exercise significant influence over the entities. We assess the fair value of these investments quarterly or whenever events or changes in circumstance, such as changes in market conditions, poor operating results of the underlying investments, or the inability of the entities to obtain additional financing indicate that the investment value may not be recoverable. However, should the events and conditions that are indicative of impairment as noted above arise, the Company may be required to record additional impairment charges in future periods. Total equity investments recorded on the Company’s consolidated balance sheet at December 31, 2005 were $1.0 million.

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

Environmental Liabilities

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

Effective December 30, 2005, pursuant to and in accordance with the recommendation of the Compensation Committee (the “Committee”) of the Board of Directors, the Board of Directors of the Company approved full acceleration of the vesting of each otherwise unvested stock option that had an exercise price of $15.00 or greater granted under the Company’s 1998 Stock Option and Incentive Plan (the “Plan”) that was held by employees, officers, and non-employee directors. These options had exercise prices in excess of the current market value of the Company’s common stock, based on the closing price of $12.15 per share on December 30, 2005 (i.e., such options were “underwater”). Options to purchase approximately 1.3 million shares of the Company’s common stock, including approximately 101,000 options held by executive officers, were subject to this acceleration.

The Committee also required that, as a condition to the acceleration of vesting, each executive officer and each non-employee director agree to refrain from selling shares of the Company’s common stock acquired upon the exercise of accelerated options (other than shares needed to cover the exercise price and satisfy withholding taxes) until the date on which the exercise of such options would have been permitted under the option’s pre-acceleration vesting terms or, if earlier, the officer’s or director’s last day of employment or upon a “change in control” as defined in the Plan.

The decision to accelerate the vesting of these underwater options was made primarily to minimize certain future compensation expenses that the Company would otherwise recognize in its consolidated statements of income (loss) with respect to these options pursuant to SFAS No. 123 (Revised), “Share-Based Payment”, which becomes effective for the Company for reporting periods beginning after December 31, 2005. The Company also believes that the acceleration may have a positive effect on employee morale, retention and the perception of option value. The acceleration had no effect on reported net income for the year ended December 31, 2005, and an approximate $3.9 million, net of tax, impact on pro forma net income in the fourth quarter of 2005.

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

Recent Accounting Pronouncements

In November 2004, the FASB issued Statement No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as defined in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. This statement applies to the Company for the fiscal year ending December 31, 2006. The adoption of this statement is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

In December 2004, the FASB issued Statement No. 123 (Revised), “Share-Based Payment (Revised)” (“SFAS No. 123(R)”), which amends FASB Statement No. 123, “ Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in establishing standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, as well as transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. This statement applies to the Company for the fiscal year ending December 31, 2006. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment”. SAB 107 provides guidance on the initial implementation of SFAS No. 123(R). In particular, SAB 107 includes guidance related to share-based payment awards for non-employees, valuation methods, and selecting underlying assumptions such as expected volatility and expected terms.

The Company will adopt SFAS No. 123(R) on January 1, 2006, using the modified prospective approach. The modified prospective approach requires that compensation expense be recorded for restricted stock, all unvested stock options outstanding as of January 1, 2006, and any share-based payments issued after the effective date, as well as for the portion of the purchase discount on the market price of the Company’s common stock offered to employees in conjunction with the Company’s Employee Stock Purchase Plan (ESPP) that is considered compensatory based on the guidance in SFAS No. 123(R). We expect to continue using the Black-Scholes valuation model in determining the fair value of share-based payments. For pro forma footnote disclosure purposes, we recognized our share-based compensation costs on a straight-line basis over the requisite service period as permitted by SFAS No. 123, and we expect to continue to use this method of recognition upon adoption of SFAS No. 123(R).

SFAS No. 123(R) will also require us to change the classification of any tax benefits realized upon exercise of stock options in excess of that which is associated with the expense recognized for financial reporting purposes. These amounts will be presented as a financing cash inflow rather than as an adjustment of operating activity as currently presented.

The specific impact of the adoption cannot be predicted because it will depend on the level of share-based payments granted in the future, the differences between actual and estimated forfeitures of stock options and restricted shares, and the level of participation in the Company’s Employee Stock Purchase Plan (ESPP). The Company’s stock options and restricted stock vest over a five year period. Based on options and restricted shares outstanding at December 31, 2005, using expected forfeiture rates of 8% and 6% for stock options and restricted shares, respectively, and assuming historical levels of participation in the ESPP, the Company expects to recognize share-based compensation expense of approximately $903,000 and $799,000 in 2006 and 2007, respectively, as a result of the adoption of SFAS No. 123(R).

In March 2005, the FASB issued FASB Intepretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 provides guidance in applying the provisions of FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, as they relate to conditional asset retirement obligations. FIN 47 requires that entities recognize a liability for the fair value of conditional asset retirement obligations if their fair values can be reasonably estimated.

The Company has identified legal obligations related to environmental remediation matters at its Rensselaer, NY facility. The liability associated with these obligations cannot be reasonably estimated due to the fact  that a settlement date cannot be determined. Management does not believe that these items are material to the Company’s results of operations, financial position or cash flows as of December 31, 2005. Also, the adoption of FIN 47 would not have a material impact on the Company’s results of operations, financial position or cash flows had it been applied to all periods presented. The Company will continue to monitor and evaluate its obligation as necessary.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk with respect to foreign currency exchange rates and interest rates. The market risk is the potential loss arising from adverse changes in these rates as discussed below.

The Company has research facilities in Singapore and India and therefore is subject to foreign currency risk. This risk is composed of both potential losses from the translation of foreign currency financial statements and the remeasurement of foreign currency transactions. The total net assets of non-U.S. operations denominated in non-functional currencies subject to potential loss amount to approximately $4.8 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to approximately $481,000. Furthermore, related to foreign currency transactions, the Company has exposure to non-functional currency balances totaling approximately $655,000. This amount includes, on an absolute basis, exposures to foreign currency assets and liabilities. On a net basis, the Company had approximately $89,000 of foreign currency liabilities as of December 31, 2005. As currency rates change, these non-functional currency balances are revalued, and the corresponding adjustment is recorded in the consolidated statement of income. A hypothetical change of 10% in currency rates could result in an adjustment to the consolidated statement of income of approximately $9,000.

With respect to interest rates, the risk is composed of changes in future cash flows due to changes in interest rates on our variable rate $18.2 million term loan and $4.8 million industrial development authority bonds.

To mitigate this risk, we have entered into interest rate swap agreements that have fixed the interest rate on 56% of our variable rate debt. Included in other assets is approximately $263,000, which represents the estimated market value of the swap agreements.

The potential loss in 2006 cash flows from a 10% adverse change in quoted interest rates would approximate $44,000.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements and notes thereto appear on pages F-1 to F-41 of this Form 10-K Annual Report.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On May 18, 2005, the Company dismissed PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) as the Company’s independent registered public accounting firm. The decision to dismiss PricewaterhouseCoopers was made and approved by the Audit Committee of the Board of Directors of the Company on May 18, 2005, and ratified at a meeting of the Board of Directors held on May 19, 2005.

On May 19, 2005, the Audit Committee of the Board of Directors of the Company engaged KPMG LLP (“KPMG”), subject to the completion of KPMG’s client acceptance procedures (which were completed on May 20, 2005), as its new independent registered public accounting firm to audit the Company’s consolidated financial statements for the year ending December 31, 2005. The Company’s decision to engage KPMG as its independent registered public accounting firm was the result of a competitive selection process involving several accounting firms.

The Company filed a report on Form 8-K with the Securities and Exchange Commission with respect to this matter.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer and Chief Financial Officer regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that:

•       pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, assessed as of December 31, 2005 the effectiveness of the Company’s internal control over financial reporting. In making this assessment, management used the criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included on page F-3 of this Annual Report on Form 10-K.

Remediation of Material Weakness

During 2005, we implemented a number of remediation measures to address the material weakness disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. These measures include:

•       An enhanced process for reconciling system generated obsolete inventory reports to the general ledger reserve account to ensure that the general ledger reserve account is accurate and complete.

•       Increased internal documentation to support the Company’s excess inventory reserves.

•       Implementation of new procedures to analyze the deferred inventory amortization period, including documentation of the method used to calculate the amortization period.

•       Implementation of new procedures to ensure completed projects are removed from the accumulated unbilled project costs account balance in a timely manner including a review by additional Company personnel.

While the planned remediation steps were designed and in place by the end of the second quarter of 2005, management continued to evaluate their operating effectiveness through the end of fiscal year 2005 when it was concluded that the Company’s internal control over financial reporting had been sufficiently tested to support an assessment that the previously disclosed material weakness had been remediated.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information appearing under the captions “Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on June 1, 2006 is incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION.

The information appearing under the captions “Executive Compensation—Summary Compensation,—Compensation Committee Interlocks and Insider Participation, and—Agreements with Named Executive Officers,” and “Information Regarding Directors—The Board of Directors and its Committees” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on June 1, 2006 is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under the caption “Principal and Management Stockholders” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on June 1, 2006 is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information appearing under the caption “Certain Transactions” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on June 1, 2006 is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the caption “Audit Fees” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on June 1, 2006 is incorporated herein by reference.

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

10.6

License Agreement dated March 15, 1995 by and between the Company and Marion Merrell Dow Inc. (now Sanofi-Aventis, S.A.) (excluding certain portions which have been omitted as indicated based upon an order for confidential treatment, but which have been filed separately with the Commission) (incorporated herein by reference to Exhibit 10.7 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-58795)).

10.7*

Amendment to 1998 Stock Option and Incentive Plan of the Company (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 File No. 000-25323)

10.8*	Technology Development Incentive Plan (incorporated herein by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-58795)).
10.9*

Employment Agreement between the Company and Thomas E. D’Ambra, Ph.D. (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 000-25323).

10.10*

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

10.13*

Employment Agreement between the Company and Mark Frost (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2004 File No. 000-25323).

10.14

Credit Agreement, dated as of February 12, 2003, by and between the Company and Fleet National Bank, Fleet Securities, Inc., JP Morgan Chase Bank, and Citizens Bank of Massachusetts (incorporated herin by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 File No. 000-25323).

10.15

Second Amendment, dated as of June 30, 2005, to Credit Agreement between Albany Molecular Research, Inc. and Bank of America, N.A., JP Morgan Chase Bank, N.A. and Citizens Bank of Massachusetts (incorporated herin by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed with the Securities and Exchange Commission on August 9, 2005 File No. 000-25323).

10.16

Restated and Revised Lease Agreement, dated as of December 1, 1999, between the University at Albany Foundation and the Company (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 000-25323).

10.17*

Form of Restricted Stock Award Agreement under 1998 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2005 File No. 000-25323)

10.18*

Albany Molecular Research, Inc. Incentive Bonus Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2005 File No. 000-25323)

10.19*

Form of Incentive Stock Option Agreement under 1998 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed with the Securities and Exchange Commission on May 10, 2005 File No. 000-25323)

10.20*

Form of Non-Qualified Stock Option Agreement under 1998 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed with the Securities and Exchange Commission on May 10, 2005 File No. 000-25323)

10.21

Supply Agreement, dated as of August 31, 2005, between Organichem Corporation and Amersham Health AS, a wholly-owned subsidiary of GE Healthcare, Inc. (filed with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the Securities and Exchange Commission on November 4, 2005 File No. 000-25323)

10.22

License and Research Agreement, dated as of October 20, 2005, between Albany Molecular Research, Inc., AMR Technology, Inc. and Bristol-Myers Squibb Company (filed herewith with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)

10.23*	Form of Notice of Acceleration of Certain Stock Options and Acknowledgement of Lock-Up dated January 25, 2006 (filed herewith)
21.1	Subsidiaries of the Company (filed herewith).
23.1	Consent of KPMG LLP (filed herewith).
23.2	Consent of PricewaterhouseCoopers LLP (filed herewith).
31.1	Rule 13a-14(a)/15d-14(a) certification
31.2	Rule 13a-14(a)/15d-14(a) certification
32.1	Section 1350 certification
32.2	Section 1350 certification

*                    Denotes management contract of compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2006	ALBANY MOLECULAR RESEARCH, Inc.
	By:	/s/ THOMAS E. D’AMBRA
Thomas E. D’Ambra, Ph.D.
Chairman of the Board, President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ THOMAS E. D’AMBRA	Chairman of the Board, President, Chief Executive	March 16, 2006
Thomas E. D’Ambra, Ph.D.	Officer and Director (Principal Executive Officer)
/s/ MARK T. FROST	Chief Financial Officer, Treasurer and Secretary	March 16, 2006
Mark T. Frost	(Principal Financial and Accounting Officer)
/s/ PAUL S. ANDERSON	Director	March 16, 2006
Paul S. Anderson, Ph.D.
/s/ FRANK W. HAYDU	Director	March 16, 2006
Frank W. Haydu, III
/s/ DONALD E. KUHLA	Director	March 16, 2006
Donald E. Kuhla, Ph.D.
/s/ KEVIN O’CONNOR	Director	March 16, 2006
Kevin O’Connor
/s/ ARTHUR J. ROTH	Director	March 16, 2006
Arthur J. Roth
/s/ ANTHONY P. TARTAGLIA	Director	March 16, 2006
Anthony P. Tartaglia, M.D.

INDEX TO CONSOLIDATED
FINANCIAL STATEMENTS ALBANY MOLECULAR RESEARCH, INC.

Reports of Independent Registered Public Accounting Firms

The Board of Directors and Stockholders
Albany Molecular Research, Inc.:

We have audited the accompanying consolidated balance sheet of Albany Molecular Research, Inc. and subsidiaries (the Company) as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule listed in the index appearing under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Albany Molecular Research, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Albany Molecular Research, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Albany, New York
March 3, 2006

The Board of Directors and Stockholders
Albany Molecular Research, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Albany Molecular Research, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Albany Molecular Research, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Albany Molecular Research, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Albany Molecular Research, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended, and the related financial statement schedule, and our report dated March 3, 2006, expressed an unqualified opinion on those consolidated financial statements and related financial statement schedule.

/s/ KPMG LLP
Albany, New York
March 3, 2006

To the Stockholders and Board of Directors of Albany Molecular Research, Inc:

In our opinion, the consolidated balance sheet as of December 31, 2004 and the related consolidated statements of (loss) income, stockholders’ equity and comprehensive (loss) income and cash flows present fairly, in all material respects, the financial position of Albany Molecular Research, Inc. and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
Albany, New York
March 14, 2005

ALBANY MOLECULAR RESEARCH, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Years Ended December 31, 2005, 2004 and 2003
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Contract revenue	$136,988	$121,554	$144,667
Recurring royalties	46,918	47,973	51,682
Total revenue	183,906	169,527	196,349
Cost of contract revenue	112,642	96,932	107,753
Write-down of library inventories	2,063	5,974	—
Total cost of contract revenue	114,705	102,906	101,753
Technology incentive award	4,695	4,789	5,183
Research and development	14,468	23,887	22,466
Selling, general and administrative	26,494	22,812	20,318
Property and equipment impairment	—	4,728	—
Goodwill impairment	—	14,494	—
Intangible asset impairment	—	3,541	—
Restructuring charge	—	1,184	—
Total costs and expenses	160,362	178,341	149,720
Income (loss) from operations	23,544	(8,814)	46,629
Equity in loss of unconsolidated affiliates	—	(65)	(372)
Interest expense	(1,772)	(1,641)	(1,446)
Interest income	3,559	1,958	2,231
Minority interest in consolidated subsidiaries	—	—	133
Loss on equity investment	—	(1,274)	—
Other (expense) income, net	(185)	(18)	403
Income (loss) before income tax expense	25,146	(9,854)	47,578
Income tax expense	8,825	1,837	16,714
Net income (loss)	$16,321	$(11,691)	$30,864
Basic earnings (loss) per share	$0.51	$(0.37)	$0.97
Diluted earnings (loss) per share	$0.50	$(0.37)	$0.95

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.
CONSOLIDATED BALANCE SHEETS
Years Ended December 31, 2005 and 2004
(In thousands, except per share amounts)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$27,606	$41,171
Investment securities, available-for-sale	100,304	92,578
Accounts receivable (net of allowance for doubtful accounts of $98 at December 31, 2005 and $205 at December 31, 2004)	22,238	14,263
Royalty income receivable	6,247	12,178
Inventory	30,603	32,415
Unbilled services	213	21
Prepaid expenses and other current assets	6,178	3,893
Property and equipment held for sale	5,376	5,627
Total current assets	198,765	202,146
Property and equipment, net	151,078	145,753
Goodwill	25,747	25,747
Intangible assets and patents, net	1,434	1,201
Equity investment in unconsolidated affiliates	956	956
Other assets	1,202	1,089
Total assets	$379,182	$376,892
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$10,473	$9,621
Deferred revenue	12,537	2,089
Accrued compensation	3,902	4,668
Accrued pension benefits	1,014	631
Income taxes payable	7,466	846
Current installments of long-term debt	4,536	4,526
Total current liabilities	39,928	22,381
Long-term liabilities:
Long-term debt, excluding current installments	18,521	48,603
Deferred income taxes	5,080	6,997
Pension and postretirement benefits	2,356	3,139
Environmental liabilities	236	296
Total liabilities	66,121	81,416
Commitments and contingencies (notes 12, 14)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 50,000 shares, 34,471 shares issued in 2005 and 33,942 shares issued in 2004	345	340
Additional paid-in capital	193,066	189,608
Unearned compensation—restricted stock	(1,921)	—
Retained earnings	159,137	142,816
Accumulated other comprehensive loss, net	(395)	(117)
	350,232	332,647
Less, treasury shares at cost, 2,077 shares in 2005 and 2004	(37,171)	(37,171)
Total stockholders’ equity	313,061	295,476
Total liabilities and stockholders’ equity	$379,182	$376,892

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2005, 2004 and 2003

				Unamortized		Accumulated
	Common Stock		Additional	Compensation		Other	Treasury Stock
Preferred	Number of	Par	Paid-in	Restricted	Retained	Comprehensive	Number of			Comprehensive
Stock	Shares	Value	Capital	Stock	Earnings	Loss	Shares	Amount	Total	Income (Loss)
Balances at December 31, 2002	$—	33,445	$334	$182,642	$—	$123,643	$(793)	(1,118)	$(23,679)	$282,147
Comprehensive Income:
Net income						30,864				30,864	$30,864
Unrealized loss on investment securities, available-for-sale, net of taxes							(189)			(189)	(189)
Organichem Corporation Other
Comprehensive Loss							1,035			1,035	1,035
Unrealized loss on interest rate swap contract, net of taxes							(156)			(156)	(156)
Total comprehensive income											$31,554
Tax benefit from exercise of stock options				591						591
Issuance of common stock in connection with stock option plan and ESPP		249	3	1,132						1,135
Treasury shares purchased								(959)	(13,492)	(13,492)
Balances at December 31, 2003	$—	33,694	$337	$184,365	$—	$154,507	$(103)	(2,077)	$(37,171)	$301,935
Comprehensive loss:
Net loss						(11,691)				(11,691)	$(11,691)
Unrealized loss on investment securities, available-for-sale, net of taxes							(218)			(218)	(218)
Reclassification adjustment for net securities losses included in net income, net of taxes							22			22	22
Unrealized gain on interest rate swap contract, net of taxes							182			182	182
Total comprehensive loss											$(11,705)
Tax benefit from exercise of stock options				347						347
Issuance of warrants to BMS				3,053						3,053
Issuance of common stock in connection with stock option plan and ESPP		248	3	1,843						1,846
Balances at December 31, 2004	$—	33,942	$340	$189,608	$—	$142,816	$(117)	(2,077)	$(37,171)	$295,476
Comprehensive Income:
Net income						16,321				16,321	$16,321
Unrealized loss on investment securities, available-for-sale, net of taxes							(92)			(92)	(92)
Unrealized gain on interest rate swap contract, net of taxes							132			132	132
Increase in additional minimum pension liability, net of taxes							(254)			(254)	(254)
Foreign currency translation loss							(64)			(64)	(64)
Total comprehensive income											$16,043
Tax benefit from exercise of stock options				416						416
Modification of stock options				37						37
Cancellation of BMS warrants				(562)						(562)
Issuance of restricted stock		288	3	2,505	(2,508)					—
Amortization of unearned compensation - restricted stock					327					327
Forfeiture of unearned compensation - restricted stock		(31)		(260)	260					—
Issuance of common stock in connection with stock option plan and ESPP		272	2	1,322						1,324
Balances at December 31, 2005	$—	34,471	$345	$193,066	$(1,921)	$159,137	$(395)	(2,077)	$(37,171)	$313,061

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005, 2004 and 2003

(In thousands)

	Year ended December 31,
	2005	2004	2003
Operating Activities
Net income (loss)	$16,321	$(11,691)	$30,864
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,260	15,264	13,105
Net amortization of premiums on securities	259	446	324
Abandonment loss	—	—	1,400
Provision for obsolete inventories	1,950	3,579	645
Write-down of library inventories	2,063	5,974	—
Property, plant and equipment impairment	—	4,728	—
Goodwill impairment	—	14,494	—
Intangible asset impairment	—	3,541	—
Warrant issuance expense	—	3,053	—
Provision for doubtful accounts	(103)	(77)	279
Loss on equity investment in unconsolidated affiliates	—	1,274	—
Tax benefit of stock option exercises	416	347	591
Equity in loss of unconsolidated affiliates	—	65	372
Minority interest in consolidated subsidiary	—	—	(133)
Forgiven principal on notes receivable- related parties	186	91	192
Deferred income tax (benefit) expense	(2,787)	(4,366)	3,280
Net realized loss on sale of securities	—	36	—
Change in fair value of non-hedge interest rate swap	—	—	(231)
Loss on disposal of property, plant and equipment	236	—	—
Stock-based compensation expense	364	—	(231)
Foreign exchange gain	(3)	—	—
(Increase) decrease in operating assets, net of business combination:
Accounts receivable	(7,871)	3,971	(980)
Royalty income receivable	5,931	792	280
Unbilled services	(192)	227	308
Inventory	(3,420)	(8,286)	(2,958)
Prepaid expenses and other assets	(2,485)	1,523	2,548
Increase (decrease) in operating liabilities, net of business combination:
Accounts payable, accrued compensation and accrued expenses	86	1,445	(4,901)
Income taxes payable	7,500	846	2,060
Deferred revenue	9,886	910	63
Pension and postretirement benefits	(690)	(1,574)	(733)
Environmental liability	(60)	(47)	(81)
Net cash provided by operating activities	42,847	36,565	46,294
Investing Activities
Net purchases of securities	(183,117)	(63,213)	(34,081)
Proceeds from sale of investment securities	174,980	76,268	41,425
Purchase of business, net of cash acquired	—	—	(28,304)
Purchases of property, plant and equipment	(19,166)	(23,716)	(30,554)
Payments for patent applications and other costs	(334)	(245)	(410)
Proceeds from disposal of property, plant and equipment	38	—	—
Net cash used in investing activities	(27,599)	(10,906)	(51,924)
Financing Activities
Proceeds from borrowings under long-term debt	—	—	30,071
Principal payments on capital leases	—	—	(491)
Principal payments on long-term debt	(30,072)	(4,521)	(8,469)
Payment to acquire treasury shares	—	—	(13,492)
Proceeds from exercise of options and ESPP	1,323	1,846	1,135
Net cash (used in) provided by financing activities	(28,749)	(2,675)	8,754
Effect of exchange rate changes on cash flows	(64)	—	—
(Decrease) increase in cash and cash equivalents	(13,565)	22,984	3,124
Cash and cash equivalents at beginning of period	41,171	18,187	15,063
Cash and cash equivalents at end of period	$27,606	$41,171	$18,187
Supplemental disclosure of non-cash investing and financing activities:
Increase in net unrealized loss on securities available-for-sale, net of tax	$(92)	$(196)	$(189)
Increase (decrease) in net unrealized gain/(loss) on swap contract, net of tax	$132	$182	$(156)
Increase in additional minimum pension liability, net of tax	$(254)	$—	$—
Issuance of restricted stock	$2,505	$—	$—
Conversion of accounts receivable to equity investments and note receivable	$—	$104	$2,894
Conversion of debenture receivable to investment in Organichem	—	—	$15,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,812	$1,846	$1,265
Income taxes	$4,900	$4,545	$10,728

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2005, 2004 and 2003

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
December 31, 2005, 2004 and 2003
(In thousands, except per share amounts)

1.   Summary of Significant Accounting Policies

Nature of Business:

Albany Molecular Research, Inc. (the “Company”) is a global chemistry-based drug discovery and development company focused on identifying and developing novel biologically active small molecules with applications in the drug market. The Company engages in chemistry research, from lead discovery, optimization and development to commercial manufacturing and has operations in the United States, India and Singapore. The Company conducts research and development projects and collaborates with many leading pharmaceutical, and biotechnology companies, and is developing proprietary new chemistry technology for potential pharmaceutical products.

Basis of Presentation:

The consolidated financial statements include the accounts of Albany Molecular Research, Inc. (“AMRI”) and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated during consolidation. When necessary, prior years’ consolidated financial statements have been reclassified to conform to the current year presentation. Assets and liabilities of non-U.S. operations are translated at period-end rates of exchange, and the statements of operations are translated at the average rates of exchange for the period. Gains or losses resulting from translating non-U.S. currency financial statements are recorded in accumulated other comprehensive loss in the accompanying December 31, 2005 consolidated balance sheet.

Under the terms of the Debenture Purchase Agreement with Organichem Corporation (“Organichem”) described in Note 2, the Company converted debentures into additional shares of Organichem common stock on January 1, 2003, thereby increasing the Company’s ownership interest of Organichem Corporation to 75%. Accordingly, 100% of the operating results of Organichem Corporation have been included in the Company’s results of operations from January 1, 2003 to February 11, 2003, with an offset to minority interest in consolidated subsidiaries equal to 25% of Organichem Corporation’s operating results. On February 12, 2003, the Company exercised its call option under the Put/Call Agreement described in Note 2 and acquired all of the remaining outstanding common stock of Organichem Corporation for $29.9 million in cash. Accordingly, 100% of Organichem Corporation’s operating results are included in the Company’s results of operations since February 12, 2003.

Revenue Recognition:

The Company’s revenue recognition policies are in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”) and EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables”.

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

Generally, the provisions for licensing, milestone and royalty payments included in contracts are related to the occurrence of specific identifiable events. The Company recognizes revenue from up-front non-refundable licensing fees over the period the Company has a continuing involvement in the underlying project. The Company will recognize revenue arising from a milestone payment over the remaining contract term or upon the successful achievement of the event, the resolution of any uncertainties or contingencies regarding potential collection of the related payment, and when the payment approximates the fair value of achieving the milestone.

Recurring royalties consist of royalties under a license agreement with Sanofi-Aventis based on the worldwide sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere. The Company records royalty revenue in the period in which the sales of Allegra/Telfast occur, because such royalties can be reasonably estimated. Royalty payments from Sanofi-Aventis are due within 45 days after each calendar quarter and are determined based on sales of Allegra/Telfast in that quarter.

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

Inventory:

Inventory consists primarily of commercially available fine chemicals used as raw materials, work-in-process and finished goods in our large scale manufacturing plant and chemical compounds in the form of natural product and novel compound libraries. The Company capitalizes the costs associated with the production of its novel compound libraries. Inventories are stated at the lower of cost (first-in, first-out basis) or market. Large-scale manufacturing inventories are valued based on standard costs as they are produced. Variances from standard costs are accumulated as they are incurred and are included in the carrying value of inventory. Accumulated variances are deferred and recognized through cost of contract revenue in the consolidated statement of income over the estimated period of inventory turns. The Company writes down inventories for obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Any such write-down results in a charge to operations.

Investment Securities:

In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Debt and Equity Securities,” short-term investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income or expense. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

At December 31, 2005 and 2004, our investments in marketable securities in the current assets section of the consolidated balance sheets included $15.9 million and $39.8 million, respectively, of auction rate municipal bonds, classified as available-for-sale securities. Our investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, there are no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these securities. All income generated from these current investments is recorded as interest income.

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

Equity Investments in Unconsolidated Subsidiaries:

The Company maintains three equity investments in companies that have operations in areas within its strategic focus. Two of these investments are in leveraged start-up companies and were recorded at historical cost. The third equity investment is accounted for under the equity method of accounting.

The Company records an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in the Company’s inability to recover the carrying value of the investments thereby requiring an impairment charge in the future.

Long-Lived Assets:

In accordance with the provisions of SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, (“SFAS No. 144”), the Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, among others, the following:

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

Goodwill:

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company performs an annual assessment of the carrying value of goodwill for potential impairment (or on an interim basis if certain triggering events occur). A determination of impairment is made based upon the estimated discounted future cash flows of the operations associated with the related reporting unit. If goodwill is determined to be impaired the Company would be required to record a charge to its results of operations. Factors the Company considers important which could result in an impairment include the following:

•       significant underperformance relative to historical or projected future operating results;

•       significant changes in the manner of our use of the acquired assets or the strategy for overall business;

•       significant negative industry or economic trends; and

•       market capitalization relative to net book value.

Included in goodwill as of December 31, 2005 are $23.1 million related to the acquisition of Organichem  and $2.7 million related to the acquisition of American Advanced Organics, Inc. See Note 19 for further information on the Company’s goodwill balances.

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

Swap Contracts:

The Company maintains two interest rate swap agreements. These agreements have been designated as interest rate hedges on future cash flows of our variable debt instruments in accordance with SFAS No. 133, “Accounting for Derivatives and Hedging Activities” as amended by SFAS No. 138, “Accounting for Certain Derivative and Certain Hedging Activities.” Accordingly, these contracts are reported at fair value in the consolidated balance sheets, and any change in fair value is recorded as an adjustment to accumulated other comprehensive income, net of tax, because the hedges are deemed effective.

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

Stock-Based Compensation:

The Company applies the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), in accounting for its equity compensation plans. As such, compensation expense would be recorded only if, on the date of grant, the current market price of the underlying stock exceeded the exercise price. Any compensation expense would be recognized over the vesting period.

Under SFAS No. 123, compensation cost for stock option grants would be based on the fair value at the grant date and the resulting compensation expense would be shown as an expense in the consolidated statements of income as the option vests. Had compensation cost for the Company been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the following pro-forma amounts:

	Year Ended December 31,
	2005	2004	2003
Net income (loss), as reported	$16,321	$(11,691)	$30,864
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	218	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	7,633	4,696	5,045
Pro forma	$8,906	$(16,387)	$25,819
Earnings (loss) per share:
Basic as reported	$0.51	$(0.37)	$0.97
Basic pro forma	$0.28	$(0.52)	$0.81
Diluted as reported	$0.50	$(0.37)	$0.95
Diluted pro forma	$0.28	$(0.52)	$0.80

Effective December 30, 2005, pursuant to and in accordance with the recommendation of the Compensation Committee (the “Committee”) of the Board of Directors, the Board of Directors of the Company approved full acceleration of the vesting of each otherwise unvested stock option that had an exercise price of $15.00 or greater granted under the Company’s 1998 Stock Option and Incentive Plan (the “Plan”) that was held by employees, officers, and non-employee directors. These options had exercise prices in excess of the current market value of the Company’s common stock, based on the closing price of $12.15 per share, on December 30, 2005 (i.e., such options were “underwater”). Options to purchase approximately 1.3 million shares of the Company’s common stock, including approximately 101,000 options held by executive officers, were subject to this acceleration.

The Committee also required that, as a condition to the acceleration of vesting, each executive officer and each non-employee director agree to refrain from selling shares of the Company’s common stock acquired upon the exercise of accelerated options (other than shares needed to cover the exercise price and satisfy withholding taxes) until the date on which the exercise of such options would have been permitted under the option’s pre-acceleration vesting terms or, if earlier, the officer’s or director’s last day of employment or upon a “change in control” as defined in the Plan.

The decision to accelerate the vesting of these underwater options was made primarily to minimize certain future compensation expenses that the Company would otherwise recognize in its consolidated statements of income (loss) with respect to these options pursuant to SFAS No. 123 (Revised), “Share-Based Payment”, which becomes effective for the Company for reporting periods beginning after December 31, 2005. The Company also believes that the acceleration may have a positive effect on employee morale, retention and the perception of option value. The acceleration had no effect on reported net income for the year ended December 31, 2005, and an approximate $3,881, net of tax, impact on pro forma net income in the fourth quarter of 2005. The impact of the acceleration is reflected in the pro forma amounts above.

The per share weighted-average fair value of stock options granted is determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003
Expected life in years:	5	5	5
Interest rate	4.06%	3.41%	2.96%
Volatility	48%	59%	62%
Dividend yield	—	—	—

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

The following table provides basic and diluted earnings per share calculations:

	Year Ended December 31, 2005			Year Ended December 31, 2004			Year Ended December 31, 2003
	Net Income	Weighted Average Shares	Per Share Amount	Net Loss	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per share	$16,321	32,044	$0.51	$(11,691)	31,627	$(0.37)	$30,864	31,880	$0.97
Dilutive effect of stock options	—	239	(0.01)	—	—	—	—	486	(0.02)
Dilutive effect of restricted stock	—	51	—	—	—	—	—	—	—
Diluted earnings per share	$16,321	32,334	$0.50	$(11,691)	31,627	$(0.37)	$30,864	32,366	$0.95

The weighted average amount of anti-dilutive options and warrants outstanding were 2,390, 3,519 and 2,025 for the years ended December 31, 2005, 2004 and 2003, respectively, and were excluded from the calculation of diluted earnings per share.

Restructuring Charges:

The Company accounts for its restructuring costs as required by SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred, except for one-time termination benefits that meet certain requirements.

Use of Management Estimates:

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in the accompanying consolidated financial statements include assumptions regarding the collectibility of receivables, the valuation of inventory, and the fair value of goodwill, intangible assets, and long-lived assets. Other significant estimates include assumptions utilized in determining the amount and realizabilty of deferred tax assets and assumptions utilized in determining actuarial obligations in conjunction with the Company’s pension and postretirement health plans. Actual results can vary from these estimates.

Recent Accounting Pronouncements:

In November 2004, the FASB issued Statement No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as defined in ARB No. 43. In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. This statement applies to the Company for the fiscal year ending December 31, 2006. The adoption of this statement is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment (Revised)” (“SFAS No. 123(R)”) which amends SFAS No. 123 and supersedes APB No. 25 in establishing standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, as well as transactions in which in an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on fair value of the share-based payment. This Statement establishes fair value as the measurement objective in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. This statement applies to the Company for the fiscal year ending December 31, 2006.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment”. SAB 107 provides guidance on the initial implementation of SFAS No 123(R). In particular, SAB 107 includes guidance related to share-based payment awards for non-employees, valuation methods, and selecting underlying assumptions such as volatility and expected terms.

The Company will adopt SFAS No. 123(R) on January 1, 2006, using the modified prospective approach. The modified prospective approach requires that compensation expense be recorded for restricted stock, all unvested stock options outstanding as of January 1, 2006, and any share-based payments issued after the effective date, as well as for the portion of the purchase discount on the market price of the Company’s common stock offered to employees in conjunction with the Company’s Employee Stock Purchase Plan (ESPP) that is considered compensatory based on the guidance in SFAS No. 123(R). We expect to continue using the Black-Scholes valuation model in determining the fair value of share-based payments. For pro forma footnote disclosure purposes, we recognized our share-based compensation costs on a straight-line basis over the requisite service period as permitted by SFAS No. 123, and we expect to continue to use this method of recognition upon adoption of SFAS No. 123(R).

SFAS No. 123(R) will also require us to change the classification of any tax benefits realized upon exercise of stock options in excess of that which is associated with the expense recognized for financial reporting purposes. These amounts will be presented as a financing cash inflow rather than as an adjustment of operating activity as currently presented.

The specific impact of the adoption cannot be predicted because it will depend on the level of share-based payments granted in the future, the differences between actual and estimated forfeitures of stock options and restricted shares, and the level of participation in the Company’s Employee Stock Purchase Plan (ESPP). The Company’s stock options and restricted stock vest over a five year period. Based on options and restricted shares outstanding at December 31, 2005, using expected forfeiture rates of 8% and 6% for stock options and restricted shares, respectively, and assuming historical levels of participation in the ESPP, the Company expects to recognize share-based compensation expense of approximately $903 and $799 in 2006 and 2007, respectively, as a result of the adoption of SFAS No. 123(R).

In March 2005, the FASB issued FASB Intepretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 provides guidance in applying the provisions of FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, as they relate to conditional asset retirement obligations. FIN 47 requires that entities recognize a liability for the fair value of conditional asset retirement obligations if their fair values can be reasonably estimated.

The Company has identified legal obligations related to environmental remediation matters at its Rensselaer, NY facility. The liability associated with these obligations cannot be reasonably estimated due to the fact  that a settlement date cannot be determined. Management does not believe that these items are material to the Company’s results of operations, financial position or cash flows as of December 31, 2005. Also, the adoption of FIN 47 would not have a material impact on the Company’s results of operations, financial position or cash flows had it been applied to all periods presented. The Company will continue to monitor and evaluate its obligation as necessary.

2.   Investment in Organichem

On December 21, 1999, the Company completed an equity method investment in Organichem pursuant to a Stock Purchase Agreement. Under the terms of the Stock Purchase Agreement, the Company acquired 37.5% of Organichem’s outstanding common stock. During 2000, Organichem purchased a portion of its common stock into treasury, increasing the Company’s ownership interest in Organichem to 39.2%. The Stock Purchase Agreement also incorporated a Put/Call Agreement among the Company, Organichem and its stockholders that permited the Company to purchase, at the Company’s option, all of the outstanding shares of common stock of Organichem within 90 days subsequent to the year ending December 31, 2002.

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

On February 12, 2003, the Company exercised its call option under the Put/Call Agreement and acquired all of the outstanding common stock of Organichem for $29.9 million in cash. The purchase price was determined based on Organichem’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the Put/Call Agreement, for the year ending December 31, 2002. The final allocation of the purchase price to the estimated fair value of the assets acquired as of February 12, 2003 resulted in the recognition of $23,060 in goodwill. The purchase price was funded through borrowings under the Company’s $30.0 million term loan and refinanced $25.5 million of Organichem’s existing bank debt using the Company’s $35.0 million line of credit.

3.   Restructuring

On May 4, 2004 the Company announced a plan to consolidate operations by relocating the Mt. Prospect facility operations to its facilities in New York. The Company’s proprietary biocatalysis technology platform, drug metabolism screening, research fermentation and chemical development technologies in Mt. Prospect have been relocated to New York and continue to be fully integrated with the Company’s drug discovery and development technologies. The restructuring resulted in the closure of the Mt. Prospect Research Center in the fourth quarter of 2004. The consolidation was initiated as a result of a lack of anticipated growth in the Company’s chemical development services at the facility. As a result of the restructuring, 33 employees were terminated and 25 employees were relocated to facilities in New York.

The restructuring costs were included under the caption restructuring charge in the 2004 consolidated statement of loss and the restructuring liabilities are included in accounts payable and accrued expenses in the consolidated balance sheets at December 31, 2005 and 2004. The following table displays the restructuring activity and liability balances:

				Balance at
	Balance at			December 31,
	January 1, 2005	Charges	Payments	2005
Termination benefits	$129	$(65)	$(64)	$—
Asset disposal costs	513	—	—	513
Total	$642	$(65)	$(64)	$513

				Balance at
	Balance at			December 31,
	January 1, 2004	Charges	Payments	2004
Termination benefits	$—	$645	$(516)	$129
Asset disposal costs	—	513	—	513
Other associated costs	—	26	(26)	—
Total	$—	$1,184	$(542)	$642

Costs of termination benefits relate to severance packages, outplacement services and career counseling for employees affected by the restructuring. Asset disposal costs relate primarily to brokerage commissions, legal fees, and marketing expenses associated with the planned sale of the Mt. Prospect Research Center facility, which is included in property and equipment held for sale on the consolidated balance sheet.

The Company also incurred approximately $0.2 million and $1.4 million in employee and equipment relocation costs during the years ended December 31, 2005 and 2004, respectively. These relocation costs are included under the caption “selling, general and administrative” in the consolidated statements of operations.

The Company is currently marketing the Mt. Prospect Research Center facility for sale. The facility qualified for held for sale treatment in accordance with SFAS No. 144 during the fourth quarter of 2004. The long-lived assets associated with Mt. Prospect have been segregated to a separate line item in the consolidated balance sheet until they are sold and depreciation expense has ceased respective to those assets. The completion of the sale of the facility is anticipated by June 2006.

The above restructuring activity was recorded exclusively in the DDS operating segment. The net cash outflow related to the restructuring for the years ended December 31, 2005 and 2004 was $64 and $542, respectively. Anticipated cash outflows related to the restructuring for 2006 is $513, which consist of the payment of asset disposal costs.

4.   Inventory

Inventory consisted of the following at December 31, 2005 and 2004:

	December 31,
	2005	2004
Raw materials	$13,039	$4,818
Work in process	2,188	1,273
Finished goods	15,029	22,644
Libraries, net of accumulated amortization	347	3,680
Total inventories, at cost	$30,603	$32,415

In connection with the ongoing evaluation of library valuation for the year ended December 31, 2005, the Company determined that an unfavorable shift in the market for compound libraries had occurred, and the Company was unable to forecast any demand for its chemical lead finding sample collections. As a result, the Company recorded a reserve of $2,063 to eliminate the remaining carrying value of these collections.

For the quarter ended June 30, 2004, the Company completed an in-depth review of the carrying value of its library inventories and determined that the carrying value of its natural product and chemical lead finding libraries exceeded their forecasted revenues. The Company’s forecasted revenues from natural product and chemical lead finding libraries had been lowered to reflect less favorable market conditions than previously projected. As a result, the Company recorded a $6,000 non-cash charge to reduce the carrying value of its library inventories. See Note 19 for a discussion of impairment charges on related microbial cultures in 2004.

5.    Investment Securities, Available-for-Sale

The amortized cost, gross unrealized gains, gross unrealized losses and fair value for available-for-sale investment securities by major security type were as follows:

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$54,166	$1	$(98)	$54,069
U.S. Government and Agency obligations	30,629	—	(294)	30,335
Auction rate securities	15,900	—	—	15,900
	$100,695	$1	$(392)	$100,304

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$24,887	$9	$(11)	$24,885
Corporate debt obligations	28,130	—	(237)	27,893
Auction rate securities	39,800	—	—	39,800
	$92,817	$9	$(248)	$92,578

Maturities of corporate debt obligations, obligations of states and political subdivisions, and auction rate securities classified as available-for-sale at December 31, 2005 and 2004 were as follows:

	December 31, 2005		December 31, 2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due less than one year	$42,023	$41,704	$30,177	$30,133
Due after one year through five years	8,196	8,124	25,440	25,245
Due after five years through ten years	1,683	1,684	—	—
Due after ten years	48,793	48,792	37,200	37,200
	$100,695	$100,304	$92,817	$92,578

Information on temporarily impaired securities at December 31, 2005, segregated according to the length of time such securities had been in a continuous unrealized loss position, is summarized as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$11,862	$(43)	$3,243	$(27)	$15,105	$(70)
U.S. Governmentand Agency obligations	12,864	(114)	30,942	(208)	43,806	(322)
	$24,726	$(157)	$34,185	$(235)	$58,911	$(392)

The above table represents 42 securities where the current fair value is less than the related amortized cost. These unrealized losses do not reflect any deterioration of the credit worthiness of the issuing entities. No security has a rating that is below “A2.” The unrealized losses on these temporarily impaired securities are a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities and changes in market spreads as a result of shifts in supply and demand. The Company has the ability and intent to hold these securities to maturity, at which time full recovery of the investment is expected.

The Company received proceeds of $174,980, $76,268, and $41,425 and recorded realized losses of $0, $36, and $0 from the sale of available-for-sale securities during the years ended December 31, 2005, 2004, and 2003, respectively.

6.   Property and Equipment

Property and equipment consists of the following:

	December 31,
	2005	2004
Laboratory equipment and fixtures	$94,703	$93,201
Office equipment	15,416	14,928
Leasehold improvements	28,188	25,555
Buildings	53,894	44,387
Land	2,152	1,949
	194,353	180,020
Less accumulated depreciation and amortization	(49,956)	(41,246)
	144,397	138,774
Construction-in-progress	12,057	12,606
Less: Property and equipment held for sale (Note 3)	(5,376)	(5,627)
	$151,078	$145,753

Depreciation and amortization expense of property and equipment was $13.8 million, $14.2 million, and $12.7 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Impairment Charges:

The Company’s decision to close the Mt. Prospect Research Center as discussed in Note 3 above and the write-down of library inventories at the Bothell Research Center as discussed in Note 4 above triggered an assessment of the recoverability of certain other related long-lived assets at these reporting units. The Company performed SFAS No. 144 analyses of its property and equipment for potential impairment at its Mt. Prospect and Bothell Research Centers. The Company’s analyses concluded that the carrying value of the respective asset groups exceeded their fair values. Accordingly, during 2004, the Company recorded impairment losses on its long-lived assets at its Mt. Prospect and Bothell Research Centers of $1.6 million and $3.1 million, respectively. The Company utilized the assistance of an independent valuation firm in determining fair values. The impairment charges were recorded exclusively in the AMR operating segment.

7.   Equity Investments

The Company has entered into equity investments with two entities in the Company’s area of strategic focus. The Company accounts for these investments using the cost method of accounting as the Company’s ownership interest in each investee is below 20% and the Company does not have the ability to exercise significant influence over the investees.

During the fourth quarter of 2004, the Company performed an assessment of the carrying value of its investment based on an analysis of the investee’s current financial condition, its prospects of generating additional cash flow from operating activities, the current market conditions for raising capital funding for companies in its industry and the likelihood that any funding raised would significantly dilute the Company’s ownership percentage was performed. As a result of this analysis it was the Company’s judgment that an other than temporary impairment had occurred and that the fair value of our investment was zero, resulting in a non-cash loss on investment of $1.3 million.

8.   Long-Term Debt and Swap Contracts

Long-Term Debt

The Company entered into a $30.0 million term loan and $35.0 million line of credit to fund the acquisition of Organichem. The term loan matures in February, 2008 and bears interest at a variable rate based on the Company’s leverage ratio. As of December 31, 2005, the variable interest rate was 5.02%. On June 30, 2005, the Company amended the credit facility to extend the maturity date on the line of credit from February 2006 to June 2010. The line of credit bears interest at a variable rate based on the Company’s leverage ratio.  As of December 31, 2005, the outstanding balance of the line of credit was $0. The credit facility contains certain financial covenants, including a maximum leverage ratio, a minimum required operating cash flow coverage ratio, a minimum earnings before interest and taxes to interest ratio and a minimum current ratio. Other covenants include limits on asset disposals and the payment of dividends. As of December 31, 2005 and 2004, the Company was in compliance with all covenants under the credit facility.

The Company maintains variable interest rate industrial development authority bonds due in increasing annual installments through 2021. Interest payments are due monthly with a current interest rate of 3.56%.

The following table summarizes long-term debt:

	December 31, 2005	December 31, 2004
Term loan	$18,214	$22,500
Line of credit	—	25,546
Industrial development authority bonds	4,820	5,050
Notes payable to financing company due in monthly installments through 2008	23	33
	23,057	53,129
Less current portion	(4,536)	(4,526)
Total long-term debt	$18,521	$48,603

The aggregate maturities of long-term debt at December 31, 2005 are as follows:

2006	$4,536
2007	4,541
2008	9,900
2009	260
2010	270
Thereafter	3,550

Swap Contracts

The Company entered into two swap agreements effective April 1, 2003. The objective of these swaps is to hedge interest rate risk associated with future cash flows on a portion of the $30 million variable rate term loan. The following table summarizes these swap transactions:

Swap Description	Original Notional Amount	AMRI pays	AMRI Receives	Maturity Date	Reprice/Settlement Dates
April 1, 2003 Swap	$13,333	Fixed 3.37%	LIBOR	February, 2008	End of fiscal quarter
April 1, 2003 Swap	6,667	Fixed 3.37%	LIBOR	February, 2008	End of fiscal quarter
Total	$20,000

The fair value of these hedges, which represents the cash the Company would pay to settle the agreements, is recorded as a swap contract asset/liability with a corresponding offset to other comprehensive income.

The weighted average rate received from the counterparties on all swaps was 3.29%, 1.46%, and 1.20% for the years ended December 31, 2005, 2004, and 2003, respectively. The fair value of the interest rate swap agreements was $263 and $44 and was included in other long-term assets in the consolidated balance sheets at December 31, 2005 and 2004, respectively. The Company recorded an unrealized gain (loss), net of tax, of $132, $182, and $(156) in accumulated other comprehensive income representing the change in the fair value of its hedges during the years ended December 31, 2005, 2004, and 2003, respectively. The Company recognized $14, $328, and $560 in additional interest expense related to the net settlement of the swaps during the years ended December 31, 2005, 2004, and 2003, respectively.

Organichem maintained a swap agreement that hedged its previous term facility interest rate exposure. The Company acquired the swap as part of the acquisition described in Note 2. Under the terms of the agreement, each party made interest payments on a notional amount. The Company paid a fixed rate of 7.15% and the counterparty paid a floating rate based on LIBOR. The swap agreement expired on November 15, 2003. Since the previous term facility was refinanced with new loans, the swap was an ineffective hedge. Therefore, for the period ended December 31, 2003, changes in the fair value of this swap contract resulted in a gain of $231 to the consolidated statement of income.

9.   Income Taxes

The components of income (loss) before taxes and income tax expense (benefit) are as follows:

	Year Ended December 31,
	2005	2004	2003
Income (loss) before taxes:
U.S.	$25,058	$(9,854)	$47,578
Foreign	88	—	—
	$25,146	$(9,854)	$47,578
Income tax expense (benefit):
Current:
Federal	$11,572	$4,923	$13,432
State	10	1,280	2
Foreign	30	—	—
	11,612	6,203	13,434
Deferred:
Federal	(3,014)	(1,934)	2,622
State	227	(2,432)	658
	(2,787)	(4,366)	3,280
	$8,825	$1,837	$16,714

The differences between income tax expense and income taxes computed using a federal statutory rate of 35% for the years ended December 31, 2005, 2004 and 2003, were as follows:

	Year Ended December 31,
	2005	2004	2003
Pre-tax income at statutory rate	8,801	(3,449)	$16,765
Increase (reduction) in taxes resulting from:
Tax-free interest income	(412)	(222)	(350)
Goodwill and intangible asset impairment	—	5,972	—
State taxes, net of federal benefit	154	(818)	688
Non-deductible Organichem purchase accounting expenses	—	—	358
Extraterritorial income credit	(448)	(558)	(560)
Increase in valuation reserve for realized and unrealized capital losses	—	481	—
Domestic production deduction	(86)	—	—
Termination of outstanding warrants	818	—	—
Other, net	(2)	431	(187)
	$8,825	$1,837	$16,714

The tax effects of temporary differences giving rise to significant portions of the deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Nondeductible accrued expenses	$422	$605
Allowance for doubtful accounts	36	95
Library amortization	574	243
Inventory reserves	2,938	1,553
Warrants	198	1,157
Environmental reserves	88	118
Pension and postretirement costs	1,003	1,503
Research and experimentation credit carryforwards	192	192
State tax credit carryforward	2,153	3,929
Impairment charges	2,048	3,381
Investment write-downs and losses	885	988
Capital loss on sale of fixed assets	77	72
Deferred revenue	2,907	—
Net operating loss carryforwards	375	849
	13,896	14,685
Less valuation allowance	(2,997)	(1,770)
Deferred tax assets, net	10,899	12,915
Deferred tax liabilities:
Property and equipment depreciation differences (accelerated depreciation for tax purposes)	(15,593)	(19,571)
Prepaid real estate taxes	(242)	(162)
Goodwill amortization	(316)	(273)
Net deferred tax liability	$(5,252)	$(7,091)

The preceding table does not include deferred tax assets of $156 and $94 at December 31, 2005 and 2004, respectively, associated with the Company’s unrealized losses/gains on investment securities discussed in Note 5, deferred tax liability of $98 at December 31, 2005 associated with the Company’s swap contract asset as discussed in Note 8, and deferred tax asset of $114 at December 31, 2005 associated the Company’s additional minimum pension liability as discussed in Note 11.

The Company’s net operating loss carryforwards begin to expire in 2012. As a result of change in control related to acquisitions, the Company’s use of net operating loss carryforwards is limited to approximately $451 per year. The Company’s state investment tax credit carryforwards begin to expire in 2018. The Company’s research and development credit carryforwards begin to expire in 2011.

The Company has not recorded an income tax provision on earnings from certain of its foreign operations due to the fact that it has been granted certain tax holidays.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the taxable income in the two previous tax years to which tax loss carryback can be applied. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in the carryback period and tax planning strategies in making this assessment. Based upon the level of projected future taxable income over the periods in which the deferred tax assets are deductible and tax planning strategies, a valuation allowance of $2,997 and $1,770 at December 31, 2005 and 2004, respectively, is included in deferred tax assets above. The net deferred tax assets represent a level where management believes it is more likely than not that the Company will realize the benefits of those deductible differences. The increase in valuation allowance in 2005 is related to a reduction in the Company’s effective state tax rate due to 2005 state legislation and its effect on the realizability of state investment tax credit carryforwards. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the carryforward period are reduced.

10.   Stockholders’ Equity

During the years ended December 31, 2005, 2004, and 2003, the Company repurchased 0, 0, and 959 shares of treasury stock at a cost of $0, $0, and $13,492, respectively.

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

During each offering, an employee may purchase shares under the Plan by authorizing payroll deductions up to 10% of their cash compensation during the offering period. The maximum number of shares to be issued to any single employee during an offering period is limited to one thousand. At the end of the offering period, the accumulated payroll deductions will be used to purchase common stock on the last business day of the offering period at a price equal to 85% of the closing price of the common stock on the first or last day of the offering period, whichever is lower. During the years ended December 31, 2005, 2004, and 2003, employees purchased 41, 48, and 43 shares, respectively.

Stock Option Plan

The Company has a Stock Option Plan, through which incentive stock options or non-qualified stock options may be issued. Incentive stock options granted to employees may not be granted at prices less than 100% of the fair market value of the Company’s common stock at the date of option grant. Non-qualified stock options may be granted to employees, directors, advisors, consultants and other key persons of the Company at prices established at the date of grant, and may be less than the fair market value at the date of grant. All incentive stock options may be exercised at any time, after vesting, over a ten-year period subsequent to the date of grant. Incentive stock options generally vest over five years, with a 60% vesting occurring at the end of the third anniversary of the grant date, 20% at the end of the fourth anniversary of the grant date and 20% at the end of the fifth anniversary of the grant date. Non-qualified stock option vesting terms are established at the date of grant, but shall have a duration of not more than ten years.

Following is a summary of the status of stock option programs during 2005, 2004 and 2003:

	Year Ended December 31,
	2005		2004		2003
	Number of Shares	Weighted Exercise Price	Number of Shares	Weighted Exercise Price	Number of Shares	Weighted Exercise Price
Outstanding, beginning of year	2,814	$19.76	2,854	$20.10	2,427	$20.21
Granted	47	13.36	544	14.48	714	15.18
Exercised	(221)	3.91	(200)	6.41	(206)	2.86
Forfeited	(399)	26.56	(384)	21.66	(81)	23.55
Outstanding, end of year	2,241	$19.99	2,814	$19.76	2,854	$20.10
Options exercisable, end of year	2,075	$20.65	1,246	$19.72	1,014	$12.04

Effective December 30, 2005, pursuant to and in accordance with the recommendation of the Compensation Committee (the “Committee”) of the Board of Directors, the Board of Directors of the Company approved full acceleration of the vesting of each otherwise unvested stock option that had an exercise price of $15.00 or greater granted under the Company’s 1998 Stock Option and Incentive Plan (the “Plan”) that was held by employees, officers, and non-employee directors. These options had exercise prices in excess of the current market value of the Company’s common stock, based on the closing price of $12.15 per share, on December 30, 2005 (i.e., such options were “underwater”). Options to purchase approximately 1.3 million shares of the Company’s common stock, including approximately 101,000 options held by executive officers, were subject to this acceleration.

The Committee also required that, as a condition to the acceleration of vesting, each executive officer and each non-employee director agree to refrain from selling shares of the Company’s common stock acquired upon the exercise of accelerated options (other than shares needed to cover the exercise price and satisfy withholding taxes) until the date on which the exercise of such options would have been permitted under the option’s pre-acceleration vesting terms or, if earlier, the officer’s or director’s last day of employment or upon a “change in control” as defined in the Plan.

The decision to accelerate the vesting of these underwater options was made primarily to minimize certain future compensation expenses that the Company would otherwise recognize in its consolidated statements of income (loss) with respect to these options pursuant to SFAS No. 123 (Revised), “Share-Based Payment”, which becomes effective for the Company for reporting periods beginning after December 31, 2005. The Company also believes that the acceleration may have a positive effect on employee morale, retention and the perception of option value.

The following summarizes information about stock options outstanding as of December 31, 2005:

	Outstanding Options			Exercisable Options
Range of Option Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 0.06-$6.54	230	1.57	$1.91	230	$1.91
$ 6.54-$13.09	274	7.36	11.20	120	10.81
$13.09-$19.63	744	7.54	15.56	732	15.60
$19.63-$26.18	608	5.22	24.63	608	24.63
$26.18-$32.72	108	4.90	27.95	108	27.95
$32.72-$39.26	44	4.83	34.09	44	34.09
$39.26-$45.81	211	5.09	43.24	211	43.24
$45.81-$52.35	15	5.11	48.60	15	48.60
$52.35-$58.89	5	4.87	54.84	5	54.84
$58.89-$65.44	2	4.99	65.44	2	65.44
	2,241	5.84	$19.99	2,075	$20.65

The following are the shares of common stock reserved for issuance at December 31, 2005:

Number of Shares
Employee Stock Option Plans	3,854
Employee Stock Purchase Plan	398
Shares reserved for issuance	4,252

Restricted Stock

In 2005, the Compensation Committee of the Board of Directors granted an award of 288 restricted shares of common stock to employees of the Company under the 1998 Stock Option and Incentive Plan. The shares are issued as restricted stock and are held in the custody of the Company until all vesting restrictions are satisfied. Shares vest under this grant over a period of five years, with 60% vesting after three years of continuous employment from the grant date and an additional 20% vesting after each of four and five years of continuous employment from the grant date. If the vesting terms under which the award was granted are not satisfied, the shares are forfeited. Unearned compensation of $2,508 was recorded based on the market value of the shares on the grant date, and is included as a separate component of shareholders’ equity and amortized over the applicable vesting period. During the year ended December 31, 2005, a total of 31 shares with an unamortized unearned compensation balance of $245 had been forfeited. The amount amortized to expense during year ended December 31, 2005, net of the impact of forfeitures, was approximately $327.

Shareholder Rights Plan

The Company has adopted a Shareholder Rights Plan, the purpose of which is, among other things, to enhance the Board of Directors’ ability to protect shareholder interests and to ensure that shareholders receive fair treatment in the event any coercive takeover attempt of the Company is made in the future. The Shareholder Rights Plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, the Company or a large block of the Company’s Common Stock. The following summary description of the Shareholder Rights Plan does not purport to be complete and is qualified in its entirety by reference to the Company’s Shareholder Rights Plan, which has been previously filed with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form 8-A.

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

In October 2005, the Company entered into a License and Research Agreement (“the Agreement”) with BMS. In conjunction with the Agreement, all outstanding warrants were cancelled. The cancellation of the warrants was deemed to represent additional up-front licensing consideration from BMS. As a result, the cancelled warrants, which had a value of $562 on the date of cancellation, were charged to deferred revenue, with a corresponding debit to shareholders’ equity during the quarter ended December 31, 2005. The value of the cancelled warrants will be recognized as contract revenue in the consolidated statement of income over the three-year term of the Agreement. The value of warrants cancelled was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions.

Expected Life (years)	3.2
Interest rate	4.30%
Volatility	42.68%
Dividend yield	—

11.   Employee Benefit Plans

Defined Contribution Plans

AMRI maintains a savings and profit sharing plan under section 401(k) of the Internal Revenue Code covering all eligible non-union employees. Employees must complete one calendar month of service and be over 20.5 years of age as of the plan’s entry dates. Participants may contribute up to 100% of their compensation, subject to IRS limitations. AMRI currently makes matching contributions equal to 50% of the participant’s contributions (up to a limit of 10% of the participant’s compensation). In addition, AMRI has reserved the right to make discretionary profit sharing contributions to employee accounts. AMRI has made no discretionary profit sharing contributions. Employer matching contributions vest at a rate of 20% per year beginning after two years of participation in the plan. Employer matching contributions were approximately $1,100, $1,100 and $800 for the years ended December 31, 2005, 2004 and 2003, respectively.

AMRI also sponsors a savings and profit sharing plan under section 401(k) of the Internal Revenue Code covering union employees. Employees may contribute from 1.75% to 100% of their regular wages, subject to IRS limitations, and Organichem matches 50% of each dollar contributed by the employee up to 10% of their wages. Employer matching contributions vest at a rate of 20% per year beginning after two years of participation in the plan. Employer matching contributions were $400, $300, and $400 for the years ended December 31, 2005, 2004 and 2003, respectively.

Defined Benefit and Postretirement Welfare Plan

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

The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of the plans’ assets during the years ended December 31, 2005 and 2004, and a reconciliation of the funded status to the net amount recognized in the consolidated balance sheets as of December 31 (the plans’ measurement dates) of both years:

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation at January 1	$20,803	$19,581	$462	$234
Service cost	—	39	63	34
Interest cost	1,161	1,169	25	16
Actuarial loss (gain)	532	903	(29)	178
Benefits paid	(1,013)	(889)	—	—
Benefit obligation at December 31	21,483	20,803	521	462
Change in plan assets:
Fair value of plan assets at January 1	17,900	15,039	—	—
Actual return on plan assets	1,252	1,908	—	—
Employer contributions	737	1,842	—	—
Benefits paid	(1,013)	(889)	—	—
Fair value of plan assets at December 31	18,876	17,900	—	—
Funded status	2,607	2,903	521	462
Unrecognized net actuarial gain (loss)	428	626	(184)	(221)
Net amount recognized	$3,034	$3,529	$337	$241

The net amount recognized for pension benefits at December 31, 2005, includes an additional minimum pension liability of $368. The Company included $(254) in other comprehensive income for the year ended December 31, 2005, which represents the increase in the additional minimum pension liability, net of related tax benefits.

At December 31, 2005 and 2004, the accumulated benefit obligation (the actuarial present value of benefits, vested and non-vested, earned by employees based on current and past compensation levels) for the Company’s pension plans totaled $21,483 and $20,803, respectively.

The following table provides the components of net periodic benefit (income) cost for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
Service cost	$—	$39	$63	$34
Interest cost	1,161	1,169	25	16
Expected return on plan assets	(1,230)	(1,100)	—	—
Amortization of net loss	21	—	8	—
Net periodic benefit (income) cost	$(48)	$108	$96	$50

The following assumptions were used to determine the periodic pension cost for the defined benefit pension plans for the year ended December 31:

	2005	2004
Discount rate	5.50%	5.75%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	N/A	N/A

The discount rate that was utilized for determining the Company’s fiscal 2005 pension obligation and projected fiscal 2006 net periodic benefit cost was selected using high-quality long-term corporate bond indices as of the plan’s measurement date.  The rate selected as a result of this process was substantiated by comparing it to the composite discount rate that produced a liability equal to the plan’s expected benefit payment stream discounted using the Citigroup Pension Discount Curve (“CPDC”). The CPDC was designed to provide a means for plan sponsors to value the liabilities of their postretirement benefit plans. The CPDC is a yield curve of hypothetical double-A zero coupon bonds with maturities up to 30 years. This curve includes adjustments to eliminate the call features of corporate bonds. As a result of this modeling process, the discount rate was decreased from 5.75% at December 31, 2004 to 5.50% at December 31, 2005.

The following assumptions were used to determine the periodic postretirement benefit cost for the postretirement welfare plan for the period ended December 31:

	2005	2004
Health care cost trend rate assumed for next year	8.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.00%	4.00%
Year that the rate reaches the ultimate trend rate	2010	2009

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement welfare plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$26	$(19)
Effect on accumulated postretirement benefit obligation for the year ended December 31, 2005	$157	$(117)

The Company’s pension plan weighted-average asset allocations at December 31 by asset category are as follows:

	2005	2004
Equity securities	59%	64%
Debt securities	34	34
Real Estate	5	—
Other	2	2
Total	100%	100%

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

The asset allocation decision includes consideration of the non-investment aspects of the Company’s defined benefit plans, including future retirements, lump-sum elections, contributions, and cash flow.

These actual characteristics of the plans place certain demands upon the level, risk, and required growth of trust assets. The Company regularly conducts analyses of the plans’ current and likely future financial status by forecasting assets, liabilities, benefits and contributions over time. In so doing, the impact of alternative investment policies upon the plans’ financial status is measured and an asset mix which balances asset returns and risk is selected.

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

The expected future benefit payments under the plans are as follows for the years ending December 31:

	Pension Benefits	Postretirment Benefits
2006	$1,052	—
2007	1,078	—
2008	1,095	—
2009	1,261	—
2010	1,381	—
2011 - 2015	7,877	39

The Company expects to contribute $1,014 to its pension plans in 2006.

12.   Lease Commitments

The Company leases both facilities and equipment used in its operations and classifies those leases as operating leases following the provisions of SFAS No. 13, Accounting for Leases.

The Company has long-term operating leases for a substantial portion of its research and development laboratory facilities. The expiration dates on the present leases range from September 2007 to April 2015. The leases contain renewal options at the option of the Company. The Company is responsible for paying the cost of utilities, operating costs, and increases in property taxes at its leased facilities. The Company also leases various equipment with terms ranging from one to three years.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2005 are as follows:

Year ending December 31,
2006	$2,259
2007	2,266
2008	1,328
2009	1,320
2010	1,230
Thereafter	3,352

Rental expense amounted to approximately $2,400, $2,300, and $2,100 during the years ended December 31, 2005, 2004 and 2003, respectively.

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

In 2005, 2004 and 2003, the Company awarded Technology Incentive Compensation to the inventor of the terfenadine carboxylic acid metabolite technology, which is covered by the Company’s patents relating to the active ingredient in Allegra. The inventor is a director, officer and shareholder of the Company. The amounts awarded and included in the consolidated statements of income (loss) for the years ended December 31, 2005, 2004 and 2003 are $4,695, $4,789, and $5,183, respectively. Included in accrued compensation in the accompanying consolidated balance sheets at December 31, 2005 and 2004 are unpaid Technology Development Incentive Compensation awards of $623 and $1,214, respectively.

(b) Notes Receivable

From time to time the Company makes loans to non-officer employees in the form of notes receivable. The notes receivable and accrued interest will not be repaid provided the employee remains in the Company’s employ throughout the term of the loan. If employment is terminated prior to the end of the loan term, a pro-rata portion of the principal and interest shall be repaid. Notes receivable from employees at December 31, 2005 and 2004 totaled $284 and $414, respectively. The amounts forgiven and charged to operations in the consolidated statements of income for the years ended December 31, 2005, 2004 and 2003 are $185, $91, and $192, respectively.

 (c) Telecommunication Services

A member of the Company’s board of directors is the Chief Executive Officer of one of the providers of telephone and internet services to the Company. This telecommunications company was paid $194, $169, and $165 for services rendered to the Company in 2005, 2004, and 2003, respectively.

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

On September 6, 2005, Barr Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. announced that they have entered into an agreement for the launch of Fexofenadine Hydrochloride 30 mg, 60 mg and 180 mg tablets, the generic version of Allegra tablets in the United States. The launch of the generic product is considered an “at-risk” launch due to the on-going litigation. This generic launch had a material adverse impact on U.S. sales of Allegra by Sanofi-Aventis in the fourth quarter of 2005 and in turn, the royalties earned by the Company on those sales.  The launch has not had a material impact on non-U.S. sales of Allegra to date.

On September 20, 2005, AMR Technology, along with Aventis Pharmaceuticals, filed a Motion for Preliminary Injunction in the U.S. District Court in New Jersey seeking to enjoin Barr Pharmaceuticals,  Inc., Teva Pharmaceuticals Ltd., Ranbaxy Laboratories, Ltd. and Amino Chemicals, Ltd. from the sale of generic versions of Allegra in the United States. On January 30, 2006, the U.S. District Court denied the request by AMR Technology and Aventis Pharmaceuticals for a preliminary injunction. A notice of appeal to the U.S. Court of Appeals for the Federal Circuit was filed on February 2, 2006.

15.   Environmental Costs

The Company has completed an environmental remediation assessment associated with groundwater contamination at its Rensselaer, NY location. Ongoing costs associated with the remediation include biannual monitoring and reporting to the State of New York’s Department of Environmental Conservation. Under the remediation plan, the Company is expected to pay for monitoring and reporting until 2009. Under a 1999 agreement with the facility’s previous owner, the Company’s maximum liability under the remediation is $5 million. The Company assumed a liability of approximately $400 in connection with the acquisition of Organichem described in Note 2. For the years ended December 31, 2005 and 2004, respectively, $256 and $47 in costs have been paid by the Company.

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

At December 31, 2005 and 2004, $236 and $296, respectively, were recorded for future environmental liabilities in the consolidated balance sheets.

16.   Concentration of Business

For the year ended December 31, 2005, contract revenue from our three largest customers represented 37%, 6% and 4%, respectively, of our contract revenue. For the year ended December 31, 2004, contract revenue from our three largest customers respectively represented approximately represented 38%, 6% and 4% of our contract revenue. For the year ended December 31, 2003, contract revenue from our three largest customers respectively represented approximately 34%, 10% and 6% of our contract revenue. Our largest customer, GE Biosciences, represented 37% of total contract revenue for the year ended December 31, 2005. In the majority of circumstances, there are agreements in force with these entities that provide for the Company’s continued involvement in present research projects. However, there regularly exists the possibility that the Company will have no further association with these entities once these projects conclude.

Contract revenue by geographic region, based on the location of the customer, and expressed as a percentage of total contract revenue follows:

	Year Ended December 30,
	2005	2004	2003
United States	59%	61%	57%
Europe	38%	37%	40%
Other countries	3%	2%	3%
Total	100%	100%	100%

17.   Business Segments

The Company has organized its sales, marketing and production activities into the Discovery/Development/Small Scale Manufacturing (“DDS”) and Large Scale Manufacturing (“LSM”) segments based on the criteria set forth in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The Company’s management relies on an internal management accounting system to report results of the segments. The system includes revenue and cost information by segment. The Company’s management makes financial decisions and allocates resources based on the information it receives from this internal system.

DDS includes activities such as drug lead discovery, optimization, drug development and small scale commercial manufacturing. LSM includes pilot to commercial scale manufacturing of active pharmaceutical ingredients and intermediates and high potency and controlled substance manufacturing all of which are in compliance with the Food and Drug Administration’s (FDA) current Good Manufacturing Practices.

The following table summarizes information by segment for the year ended December 31, 2005:

	DDS	LSM	Total
Contract revenue	$55,645	$81,343	$136,988
Recurring royalties	46,918	—	46,918
Total revenue	$102,563	$81,343	$183,906
Operating income (before unallocated expenses)	$52,689	$11,817	$64,506
Unallocated expenses:
Research and development			14,468
Selling, general and administrative			26,494
Total unallocated expenses			40,962
Operating income			23,544
Reconciling items:
Interest income, net			1,787
Other loss, net			(185)
Income before income tax expense			$25,146
Supplemental information:
Depreciation and amortization	$9,500	$5,760	$15,260

The following table summarizes other information by segment as of December 31, 2005:

	DDS	LSM	Total
	(in thousands)
Total assets	$242,818	$136,364	$379,182
Goodwill included in total assets	2,687	23,060	25,747
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	8,428	10,738	19,166

The following table summarizes information by segment for the year ended December 31, 2004:

	DDS	LSM	Total
Contract revenue	$53,488	$68,066	$121,554
Recurring royalties	47,973	—	47,973
Total revenue	$101,461	$68,066	$169,527
Operating income (before unallocated expenses)	$21,537	$16,348	$37,885
Unallocated expenses:
Research and development			23,887
Selling, general and administrative			22,812
Total unallocated expenses			46,699
Operating loss			(8,814)
Reconciling items:
Equity in loss of unconsolidated affiliates			(65)
Interest income, net			317
Loss on equity investment			(1,274)
Other loss, net			(18)
Loss before income tax expense			$(9,854)
Supplemental information:
Depreciation and amortization	$9,315	$5,949	$15,264

The following table summarizes other information by segment as of December 31, 2004:

	DDS	LSM	Total
	(in thousands)
Total assets	$251,028	$125,864	$376,892
Goodwill included in total assets	2,687	23,060	25,747
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	9,951	13,765	23,716

18.   Fair Value of Financial Instruments

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

The Company is estimating its fair value disclosures for financial instruments using the following methods and assumptions:

Cash and cash equivalents, receivables, and accounts payable:   The carrying amounts reported in the consolidated balance sheets approximate their fair value because of the short maturities of these instruments.

Investment securities, available-for-sale:   As disclosed in Note 5, investment securities are estimated based on quoted market prices at the consolidated balance sheet date.

Long-term debt:   The carrying value of long-term debt was approximately equal to fair value at December 31, 2005 and 2004 due to the resetting dates of the variable interest rates.

Swap Contract:   As discussed in Note 8, the swap contract asset is carried at fair value at December 31, 2005 and 2004.

19.   Goodwill and Intangible Assets

Goodwill

During the quarter ended June 30, 2004, due to the triggering events discussed in Notes 3, 4, and 6 above, the Company determined that the carrying value of its goodwill at its Bothell reporting unit may be impaired. Accordingly, the Company conducted a goodwill impairment review as required under SFAS No. 142, and concluded that an impairment had occurred and therefore recorded a $13,251 goodwill impairment charge, which reflects a full impairment of the Bothell goodwill. In calculating the goodwill impairment charge, the fair value of the Bothell reporting unit was determined with the assistance of an independent valuation firm using a discounted cash flow valuation approach. Significant assumptions used in this analysis include (i) expected future revenue growth rates, reporting unit profit margins, and working capital levels, (ii) a discount rate, and (iii) a terminal value multiple. The revenue growth rates, working capital levels and reporting unit profit margins were based on management’s best estimate of future results.

Also during the quarter ended June 30, 2004, due to the triggering events discussed in Notes 3, 4, and 6 above, the Company determined that the carrying value of its goodwill at its Mt. Prospect reporting unit may be impaired. Accordingly, the Company conducted a goodwill impairment review as required under SFAS No. 142. The Company completed its assessment and concluded that an impairment had occurred and recorded a $1,243 goodwill impairment charge based upon a valuation of the reporting unit. The valuation was prepared with the assistance of an independent valuation firm using a discounted cash flow approach. Significant assumptions used were similar to those used for the Bothell reporting unit valuation.

The carrying amount of goodwill, by segment, as of December 31, 2005 and 2004 are as follows:

DDS	LSM	Total
$2,687	$23,060	$25,747

Intangible Assets

Due to the write-down of the Company’s natural product libraries as discussed in Note 4 above, the Company also performed an assessment of the carrying value of its microbial cultures and related technologies during the quarter ended June 30, 2004. The microbial cultures and related technologies are the starting materials and technology used in the development of the natural product libraries, and therefore, would be used to make incremental copies of the natural product libraries. Based on its assessment, the Company concluded that the carrying value of the microbial cultures and related technologies was not recoverable, and accordingly recorded a $3,541 impairment charge representing the entire remaining carrying value of microbial cultures and related technologies, which are included in the Company’s AMR reporting segment.

The components of intangible assets are as follows:

	Cost	Accumulated Amortization	Net	Amortization Period
December 31, 2005
Patents and Licensing Rights	$1,811	$(377)	$1,434	16 years
December 31, 2004
Patents and Licensing Rights	$1,478	$(277)	$1,201	16 years

Amortization expense related to patents and licensing rights for the years ended December 31, 2005, 2004, and 2003 was $101, $367, and $302, respectively. Estimated future annual amortization expense related to intangible assets is $112 per year for each of the years ending December 31, 2006, 2007, 2008, 2009, and 2010.

20.   Selected Quarterly Consolidated Financial Data (unaudited)

The following tables present unaudited consolidated financial data for each quarter of 2005 and 2004:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Contract revenue	$36,627	$35,948	$31,550	$32,863
Gross profit	7,491	6,621	5,413	2,758
Recurring royalties	12,007	15,892	12,779	6,240
Income (loss) from operations	8,356	11,045	6,514	(2,371)
Net income (loss)	5,597	7,294	4,373	(943)
Net income (loss) per share:
Basic	$0.18	$0.23	$0.14	$(0.03)
Diluted	$0.17	$0.23	$0.13	$(0.03)
2004
Contract revenue	$30,814	$28,118	$28,703	$33,919
Gross profit	6,951	(709)	5,428	6,978
Recurring royalties	9,992	13,878	11,917	12,186
Income (loss) from operations	4,144	(22,586)	4,297	5,331
Net income (loss)	2,761	(20,773)	2,890	3,431
Net income (loss) per share:
Basic	$0.09	$(0.66)	$0.09	$0.11
Diluted	$0.09	$(0.66)	$0.09	$0.11

21.   Subsequent Event

On February 28, 2006 the Company acquired 100% of the outstanding shares of ComGenex Kfrt., a chemistry services company based in Budapest, Hungary, for $11.1 million in cash consideration.

ALBANY MOLECULAR RESEARCH, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2005, 2004 and 2003

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions Charged to Reserves	Balance at End of Period
Allowance for doubtful accounts receivable
2005	$205,072	$(70,691)	—	$(36,043)	$98,338
2004	$309,000	$(77,315)	$(25,000)	$(1,613)	$205,072
2003	$218,000	$278,715	—	$(187,715)	$309,000
Note receivable reserve
2005	$32,277	$(32,277)	—	—	$—
2004	$32,277	—	—	—	$32,277
2003	$32,277	—	—	—	$32,277
Deferred tax asset valuation allowance
2005	$1,769,331	$1,228,004	—	—	$2,997,335
2004	$1,149,211	$620,110	—	—	$1,769,331
2003	$—	$1,149,211	—	—	$1,149,211