Form 10-K/A
period 2005-12-31
ALBANY MOLECULAR RESEARCH INC
filed 2006-05-09
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

Albany Molecular Research, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 16, 2006 (the “Original Filing”), to correct a typographical error in the numbers for weighted average common shares outstanding, basic, and weighted average common shares outstanding, diluted, in the 2005 column of the table in Item 6 of Part II of the Original Filing.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Item 6 of Part II, as amended, is set forth below. The remainder of the Original Filing is unchanged and is not reproduced in this Amendment No. 1. This Amendment No. 1 speaks as of the filing date of the Original Filing and reflects only the changes discussed above. No other information included in the Original Filing, including the Company’s financial statements and the footnotes thereto, has been modified or updated in any way. This Amendment No. 1 does not reflect events occurring after the date of the Original Filing.

The following items have been amended as a result of the correction described above:

•     Part II — Item 6 — Selected Financial Data.

•     Part IV — Item 15(a)(3) — Exhibits and Financial Statement Schedules.

PART II

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

	As of and for the Year Ending December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Contract revenue	$136,988	$121,554	$144,667	$71,688	$60,334
Recurring royalties	46,918	47,973	51,682	51,139	41,675
Total revenue	183,906	169,527	196,349	122,827	102,009
Cost of contract revenue	112,642	96,932	101,753	41,313	34,946
Write-down of library inventories	2,063	5,974	—	—	—
Total cost of contract revenue	114,705	102,906	101,753	41,313	34,946
Technology incentive award	4,695	4,789	5,183	5,107	4,165
Research and development	14,468	23,887	22,466	7,096	4,290
Selling, general and administrative	26,494	22,812	20,318	12,897	12,194
Property and equipment impairment	—	4,728	—	—	—
Goodwill impairment	—	14,494	—	—	—
Intangible asset impairment	—	3,541	—	—	—
Restructuring charge	—	1,184	—	—	—
Total costs and expenses	160,362	178,341	149,720	66,413	55,595
Income (loss) from operations	23,544	(8,814)	46,629	56,414	46,414
Equity in (loss) income of unconsolidated affiliates	—	(65)	(372)	2,795	1,130
Interest income, net	1,787	317	785	3,108	6,650
Minority interest in consolidated subsidiaries	—	—	133	—	—
Loss on equity investment	—	(1,274)	—	—	—
Other (loss) income, net	(185)	(18)	403	93	127
Income (loss) before income tax expense	25,146	(9,854)	47,578	62,410	54,321
Income tax expense	8,825	1,837	16,714	22,686	19,707
Net income (loss)	$16,321	$(11,691)	$30,864	$39,724	$34,614
Basic earnings (loss) per share	$0.51	$(0.37)	$0.97	$1.22	$1.05
Diluted earnings (loss) per share	$0.50	$(0.37)	$0.95	$1.19	$1.01
Weighted average common shares outstanding, basic	32,044	31,627	31,880	32,632	33,065
Weighted average common shares outstanding, diluted	32,334	31,627	32,366	33,309	34,154
Consolidated Balance Sheet Data:
Cash, cash equivalents and investment securities	$127,910	$133,749	$124,628	$129,537	$135,865
Property and equipment, net	151,078	145,753	146,639	72,518	59,756
Working capital	158,837	179,765	174,609	163,133	155,276
Total assets	379,182	376,892	390,945	302,736	284,059
Long-term debt, excluding current installments	18,521	48,603	53,129	5,281	5,930
Total stockholders’ equity	313,061	295,476	301,935	282,147	263,761
Other Consolidated Data:
Capital expenditures	$19,166	$23,716	$30,554	$17,387	$21,155

PART IV

ITEM 15.             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (3)                      Exhibits

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) certification
31.2	Rule 13a-14(a)/15d-14(a) certification
32.1	Section 1350 certification
32.2	Section 1350 certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 9, 2006		ALBANY MOLECULAR RESEARCH, INC.
	By:	/s/ THOMAS E. D’AMBRA
Thomas E. D’Ambra, Ph.D.
Chairman of the Board, President, Chief Executive Officer and Director

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned officers and directors of Albany Molecular Research, Inc., hereby severally constitute and appoint Thomas E. D’Ambra, Ph.D., Chairman of the Board, President, Chief Executive Officer and Director of the Registrant, and Mark T. Frost, Chief Financial Officer, Treasurer and Secretary of the Registrant, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us our names and on our behalf in such capacities to enable Albany Molecular Research, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ THOMAS E. D’AMBRA	Chairman of the Board, President, Chief Executive	May 9, 2006
Thomas E. D’Ambra, Ph.D.	Officer and Director (Principal Executive Officer)
/s/ MARK T. FROST	Chief Financial Officer, Treasurer and Secretary	May 9, 2006
Mark T. Frost	(Principal Financial and Accounting Officer)
/s/ PAUL S. ANDERSON	Director	May 9, 2006
Paul S. Anderson, Ph.D.
/s/ FRANK W. HAYDU	Director	May 9, 2006
Frank W. Haydu, III
/s/ DONALD E. KUHLA	Director	May 9, 2006
Donald E. Kuhla, Ph.D.
/s/ KEVIN O’CONNOR	Director	May 9, 2006
Kevin O’Connor
/s/ ARTHUR J. ROTH	Director	May 9, 2006
Arthur J. Roth
/s/ ANTHONY P. TARTAGLIA	Director	May 9, 2006
Anthony P. Tartaglia, M.D.