Form 10-Q
period 2006-03-31
ALBANY MOLECULAR RESEARCH INC
filed 2006-05-10
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2006
Common Stock, $.01 par value	34,226,752

ALBANY MOLECULAR RESEARCH, INC.

Quarterly Report on Form 10-Q For the Period Ended March 31, 2006

PART I — FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Income

(unaudited)

(Dollars in thousands, except for per share data)

	Three Months Ended
	March 31, 2006	March 31, 2005

Contract revenue	$36,188	$36,627
Recurring royalties	7,178	12,007
Total revenue	43,366	48,634

Cost of contract revenue	31,143	29,136
Technology incentive award	798	1,201
Research and development	2,711	3,489
Selling, general and administrative	6,761	6,452
Total operating expenses	41,413	40,278

Income from operations	1,953	8,356

Other income:
Interest income, net	721	200
Other income, net	32	3

Total other income	753	203

Income before income tax expense	2,706	8,559

Income tax expense	812	2,962

Net income	$1,894	$5,597

Basic earnings per share	$0.06	$0.18

Diluted earnings per share	$0.06	$0.17

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Balance Sheets

(Dollars and share amounts in thousands)

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,762	$27,606
Investment securities, available-for-sale	90,991	100,304
Accounts receivable, net	22,876	22,238
Royalty income receivable	6,922	6,247
Inventory	28,820	30,603
Prepaid expenses and other current assets	8,037	6,391
Property and equipment held for sale	5,376	5,376
Total current assets	179,784	198,765

Property and equipment, net	153,604	151,078

Other assets:
Goodwill	35,529	25,747
Intangible assets and patents, net	1,715	1,434
Equity investments in unconsolidated affiliates	956	956
Other assets	1,970	1,202
Total assets	$373,558	$379,182

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$12,709	$14,375
Deferred revenue	11,559	12,537
Accrued pension benefits	1,014	1,014
Income taxes payable	3,254	7,466
Current installments of long-term debt	4,536	4,536
Total current liabilities	33,072	39,928

Long-term liabilities:
Long-term debt, excluding current installments	17,512	18,521
Deferred income taxes	5,445	5,080
Pension and postretirement benefits	1,880	2,356
Other long term liabilities	236	236
Total liabilities	58,145	66,121

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 100,000 shares authorized, 34,227 shares issued at March 31, 2006, and 34,471 shares issued at December 31, 2005	342	345
Additional paid-in capital	191,561	193,066
Unearned compensation – restricted stock	—	(1,921)
Accumulated other comprehensive loss	(350)	(395)
Retained earnings	161,031	159,137
	352,584	350,232
Less, treasury shares at cost, 2,077 shares	(37,171)	(37,171)
Total stockholders’ equity	315,413	313,061
Total liabilities and stockholders’ equity	$373,558	$379,182

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31, 2006	March 31, 2005

Operating activities
Net income	$1,894	$5,597
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,676	3,937
Allowance for bad debts	32	(65)
Provision for obsolete inventories	692	—
Stock-based compensation expense	213	—
Deferred income tax expense	265	681

(Increase) decrease in operating assets, net of business combination:
Accounts receivable	331	(5,888)
Royalty income receivable	(675)	173
Inventory, prepaid expenses and other assets	(44)	4
(Decrease) increase in operating liabilities, net of business combination:
Accounts payable and accrued expenses	(2,820)	302
Deferred revenue	(2,096)	424
Income tax payable	(4,194)	2,280
Other long-term liabilities	—	(25)
Pension and postretirement benefits	(476)	(254)
Net cash (used in) provided by operating activities	(3,202)	7,166

Investing activities
Net purchases of investment securities	(41,880)	(24,919)
Proceeds from sales of investment securities	51,130	25,850
Purchase of business, net of cash acquired	(11,219)	—
Purchases of property and equipment	(4,793)	(1,706)
Payments for patent applications and other costs	(23)	(61)
Net cash used in investing activities	(6,785)	(836)

Financing activities
Principal payments on long-term debt	(1,071)	(1,074)
Proceeds from sale of common stock	200	642
Net cash used in financing activities	(871)	(432)

Effect of exchange rate changes on cash flows	14	—

(Decrease) increase in cash and cash equivalents	(10,844)	5,898

Cash and cash equivalents at beginning of period	27,606	41,171

Cash and cash equivalents at end of period	$16,762	$47,069

See notes to unaudited condensed consolidated financial statements.

Note 1 – Summary of Operations and Significant Accounting Policies

(All amounts in thousands, except per share amounts, unless otherwise noted)

Nature of Business and Operations

Albany Molecular Research, Inc. (the “Company”) is a global chemistry-based drug discovery and development company focused on identifying and developing novel biologically active small molecules with applications in the drug market. The Company engages in new drug research services and manufacturing, from lead discovery, optimization and development to commercial manufacturing and has operations in the United States, India, Singapore and Hungary. The Company conducts research and development projects and collaborates with many leading pharmaceutical and biotechnology companies, and is developing proprietary new chemistry technology for potential pharmaceutical products.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the quarter ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

The accompanying unaudited condensed consolidated financial statements include the accounts of Albany Molecular Research, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated during consolidation. Assets and liabilities of non-U.S. operations are translated at period-end rates of exchange, and the statements of income are translated at the average rates of exchange for the period. Gains or losses resulting from translating non-U.S. currency financial statements are recorded in accumulated other comprehensive (loss) income in the accompanying condensed consolidated balance sheets.

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

The Company generates contract revenue on the following basis:

Full-time Equivalent (FTE). An FTE agreement establishes the number of Company employees contracted for a project or a series of projects, the duration of the contract period, the price per FTE, plus an allowance for chemicals and other project specific costs, which may or may not be incorporated in the FTE rate. FTE contracts can run in one month increments, but typically have terms of six months or longer. FTE contracts typically provide for annual adjustments in billing rates for the scientists assigned to the contract. These contracts involve the Company’s scientists providing services on a “best efforts” basis in the development of novel chemistry for customers. There are no fixed deliverables as part of these services. As such, the Company recognizes revenue under FTE contracts on a monthly basis as services are performed according to the terms of the contract.

Time and Materials. Under a time and materials contract the Company charges customers an hourly rate plus reimbursement for chemicals and other project specific costs. The Company recognizes revenue for time and material contracts based on the number of hours devoted to the project multiplied by the customer’s billing rate plus other project specific costs incurred.

Fixed-Fee. Under a fixed-fee contract the Company charges a fixed agreed upon amount for a deliverable. Fixed-fee contracts have fixed deliverables upon completion of the project. Typically, the Company recognizes revenue for fixed-fee contracts after projects are completed, delivery is made and title transfers to the customer and collection is reasonably assured. In certain instances, the Company’s customers request that the Company retain materials produced upon completion of the project due to the fact that the customer does not have a qualified facility to store those materials. In these instances, the revenue recognition process is considered complete when project documents (batch records, Certificates of Analysis, etc.) have been delivered to the customer and payment has been collected.

Up-Front License Fees, Milestone and Royalty Revenue. The Company recognizes revenue from up-front non-refundable licensing fees on a straight-line basis over the period of the underlying project. The Company will recognize revenue arising from a substantive milestone payment upon the successful achievement of the event, and the resolution of any uncertainties or contingencies regarding potential collection of the related payment, or if appropriate over the remaining term of the agreement.

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

Long-lived Assets

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, among others, the following:

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

The Company will perform the annual goodwill assessment for its reporting units during the third quarter of 2006. If management’s expectations of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of our reporting units could change significantly. Such a change could result in goodwill impairment charges in future periods, which could have a significant impact on our consolidated financial statements. Total goodwill recorded on the Company’s unaudited condensed consolidated balance sheet at March 31, 2006 was $35,529 including $23,060 of goodwill associated with the Company’s acquisition of Organichem, Inc. and $9,785 of goodwill associated with the Company’s acquisition of ComGenex Kutato-Fejleszto Rt.

Stock Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123 (R)), which amends SFAS No. 123 and supersedes APB No. 25 in establishing standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, as well as transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on the fair value of the share-based payment. This Statement establishes fair value as the measurement objective in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. As allowed under SFAS No. 123 (R), the Company elected the modified prospective method of adoption, under which compensation cost is recognized in the financial statements beginning with the effective date of SFAS No. 123(R) for all share-based payments granted after that date, and for all unvested awards granted prior to the effective date of SFAS No. 123 (R). Accordingly, prior period amounts have not been restated. Under SFAS No. 123 (R), unvested shares are not included in the presentation of shares issued and outstanding on the consolidated balance sheet. The presentation of unvested shares in accordance with SFAS No. 123 (R) is reflected on the Company’s condensed consolidated balance sheet as of March 31, 2006.

Note 2 – Business Combination

On February 28, 2006, the Company, through a wholly-owned subsidiary, acquired all of the outstanding shares of ComGenex Kutato-Fejleszto Rt. (“ComGenex”), a privately held drug discovery service company located in Budapest, Hungary.

The aggregate purchase price of $11,542 included cash payments totaling $10,772 and capitalized costs related to the acquisition, primarily professional fees, of $770. The purchase price may be adjusted based upon ComGenex’ audited financial statements for the year ended December 31, 2005 and its financial position as of the transaction closing date. The results of ComGenex’s operations have been included in the unaudited condensed consolidated statement of income for the three months ended March 31, 2006 from the date of acquisition.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair value of the net assets acquired.  The allocation will be finalized upon the completion of the Company’s valuation of the acquired assets and liabilities of ComGenex.

February 28, 2006
Assets Acquired
Cash and cash equivalents	$323
Accounts receivable, net	1,002
Inventory	121
Prepaid expenses and other current assets	1,141
Property and equipment, net	1,270
Goodwill	9,785
Intangible assets and patents, net	292
Other assets	21
Total assets acquired	$13,955

Liabilities Assumed
Accounts payable and accrued expenses	$1,154
Deferred revenue	1,119
Deferred income taxes	78
Other long term liabilities	62
Total liabilities assumed	$2,413

Net assets acquired	$11,542

Pro forma financial information for the quarters ended March 31, 2006 and 2005 as if the ComGenex acquisition had been completed as of January 1, 2005 has been excluded due to the immateriality of the operating results of ComGenex in relation to the Company’s consolidated operating results as a whole.

Note 3 – Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2006	2005
Weighted average common shares outstanding	32,142	31,931
Dilutive effect of stock options	182	246
Dilutive effect of restricted stock	68	6
Weighted average common shares outstanding, assuming dilution	32,392	32,183

The Company has excluded certain outstanding stock options and warrants from the calculation of diluted earnings per share for the three months ended March 31, 2006 and certain stock options and warrants from the calculation of diluted earnings per share for the three months ended March 31, 2005 because the exercise price was greater than the average market price of the Company’s common shares during that period, and as such would be anti-dilutive. The amount of anti-dilutive options outstanding (before the effects of the treasury stock method) was 1,936 for the three months ended March 31, 2006. The amount of anti-dilutive options and warrants outstanding (before the effects of the treasury stock method) was 2,881 for the three months ended March 31, 2005. These amounts are not included in the calculation of weighted average common shares outstanding.

Note 4 – Inventory

Inventory consisted of the following at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Raw materials	$8,883	$13,039
Work in process	2,590	2,188
Finished goods	17,000	15,029
Libraries, net of accumulated amortization	347	347
Total	$28,820	$30,603

Note 5 – Restructuring of Mt. Prospect

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

At March 31, 2006, the Company had recorded restructuring liabilities totaling $513 related to asset disposal costs, including brokerage commissions, legal fees, and marketing expenses associated with the planned sale of the Mt. Prospect Research Center facility. These restructuring liabilities are included in accounts payable in the Company’s unaudited condensed consolidated balance sheet. There was no activity related to the Company’s restructuring liabilities during the quarter ended March 31, 2006.

We are currently marketing the Mt. Prospect Research Center facility for sale. The facility qualified for held for sale treatment in accordance with SFAS No. 144 during the fourth quarter of 2004. The long-lived assets associated with Mt. Prospect have been segregated to a separate line item in the unaudited condensed consolidated balance sheet until they are sold and depreciation expense has ceased with respect to those assets. At the time that the facility qualified for held for sale treatment in accordance with SFAS No. 144, we anticipated the completion of the sale of the facility by June 2006. If a definitive agreement to sell the facility is not in place as of June 30, 2006, we will reassess the classification of the facility as held for sale in accordance with SFAS No. 144 at that time.

Note 6 – Goodwill and Intangible Assets

The carrying amounts of goodwill, by the Company’s Discovery/Development/Small Scale Manufacturing (“DDS”) and Large Scale Manufacturing (“LSM”) operating segments, as of March 31, 2006 and December 31, 2005 are as follows:

	DDS	LSM	Total

March 31, 2006	$12,469	$23,060	$35,529

December 31, 2005	$2,687	$23,060	$25,747

The increase in goodwill within the DDS segment from December 31, 2005 to March 31, 2006 is related to the Company’s acquisition of ComGenex described in Note 2.

The components of intangible assets are as follows:

	Cost	Accumulated Amortization	Net	Amortization Period
March 31, 2006
Patents and Licensing Rights	$2,120	$(405)	$1,715	16 years

December 31, 2005
Patents and Licensing Rights	$1,811	$(377)	$1,434	16 years

Amortization expense related to intangible assets for the three months ended March 31, 2006 and 2005 was $28 and $23, respectively.

Estimated future annual amortization expense related to intangible assets is approximately $119 per year through the year ended December 31, 2010.

Note 7 - Defined Benefit and Postretirement Welfare Plan

Organichem previously provided retirement benefits under two non-contributory defined benefit plans and a non-contributory, unfunded post-retirement welfare plan. Future benefits under all three plans have been frozen.

Components of Net Periodic Benefit Cost

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005

Service Cost	$—	$—	$17	$11
Interest Cost	294	317	7	4
Expected return on plan assets	(334)	(296)	—	—
Amortization of prior service cost	—	—	—	—
Recognized net loss	3	—	2	—
Net periodic benefit (gain) cost	$(37)	$21	$26	$15

Employer Contributions

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2005, that it expected to contribute $1,014 to its pension plan in 2006.  As of March 31, 2006, $476 in contributions have been made.  The Company continues to anticipate contributing the additional $538 to fund its pension plan in 2006.

Note 8 – Share-Based Payments

During the quarter ended March 31, 2006 and 2005, the Company recognized total share based compensation cost, net of tax, of $149 and $14, respectively, in its condensed consolidated statements of income. During the quarter ended March 31, 2005, the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its share-based payments.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its share-based payments.

Three Months Ended March, 31 2005
Net Income, as reported	$5,597
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	14
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,088)
Pro Forma net income	$4,523

Earnings per share:
Basic as reported	$0.18
Basic pro-forma	$0.14

Diluted as reported	$0.17
Diluted pro-forma	$0.14

The Company grants share-based payments under its 1998 Stock Option and Incentive Plan, as well as its 1998 Employee Stock Purchase Plan. Information regarding the Company’s share-based payment arrangements follows:

1998 Stock Option and Incentive Plan

Stock Options

The Company has a stock option plan, through which incentive stock options or non-qualified stock options may be issued. Incentive stock options granted to employees may not be granted at prices less than 100% of the fair market value of the Company’s common stock at the date of option grant. Non-qualified stock options may be granted to employees, directors, advisors, consultants and other key persons of the Company at prices established at the date of grant, and may be less than the fair market value at the date of grant. All incentive stock options may be exercised at any time, after vesting, over a ten-year period subsequent to the date of grant. Incentive stock options generally vest over five years, with a 60% vesting occurring at the end of the third anniversary of the grant date, 20% at the end of the fourth anniversary of the grant date and 20% at the end of the fifth anniversary of the grant date. Non-qualified stock option vesting terms are established at the date of grant, but  have a duration of not more than ten years.

The fair value of each stock option award is estimated at the date of grant using the Black-Scholes valuation model based on the assumptions noted below. The application of this valuation model involves the use of assumptions that are judgmental in nature. The following is a summary of the methodology applied to develop each assumption:

Expected Price Volatility

Expected price volatility is a measure of the amount by which the price of a security has fluctuated or is expected to fluctuate. The Company uses actual historical changes in the market value of its stock to calculate the volatility assumption. The Company calculates daily market value changes from the date of grant over a past period representative of the expected life of the options to determine volatility. An increase in the expected volatility will increase compensation expense.

Risk-Free Interest Rate

For the risk-free interest rate, the Company uses the U.S. Treasury rate for the week of the grant having a term approximating the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

Expected Lives

This is the period of time over which the options granted are expected to remain outstanding, and is based on our historical stock option exercise and forfeiture experience. Options granted have a maximum term of ten years. An increase in the expected life will increase compensation expense.

Dividend Yield

The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.

The fair value of each option is amortized into compensation expense on a straight-line basis over the vesting period. The Company reduces the straight-line compensation expense by an estimated forfeiture rate to account for the estimated impact of options that are expected to be forfeited before becoming fully vested. This estimate is based on our historical forfeiture experience and is currently estimated at 8%. An increase in the forfeiture rate will decrease compensation expense.

The following weighted-average assumptions were used to determine the per share weighted-average fair value of stock options granted during the quarter ended March 31, 2005:

Expected life in years	5
Interest rate	3.88%
Volatility	45%
Dividend yield	—

There were no stock options granted during the quarter ended March 31, 2006.

A summary of stock option activity under the Company’s stock option plan as of March 31, 2006 and changes during the quarter then ended is presented below:

	Number of Shares	Weighted Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2005	2,246	$19.97
Granted	—
Exercised	—
Forfeited	(25)	$28.18
Outstanding, March 31, 2006	2,221	$19.88	5.6	$1,914
Options exercisable, March 31, 2006	2,048	$20.54	5.5	$1,912

The weighted average fair value of stock options granted during the quarter ended March 31, 2006 and 2005 were $0 and $5.07, respectively. The total intrinsic value of stock options exercised during the quarter ended March 31, 2006 and 2005 was $0 and $694, respectively.

As of March 31, 2006, there was $828 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.26 years. The total fair value of shares vested during the quarter ended March 31, 2006 and 2005 was $47 and $4,608, respectively.

Effective December 30, 2005, pursuant to and in accordance with the recommendation of the Compensation Committee (the “Committee”) of the Board of Directors, the Board of Directors of the Company approved full acceleration of the vesting of each otherwise unvested stock option that had an exercise price of $15.00 or greater granted under the Company’s 1998 Stock Option and Incentive Plan that was held by employees, officers, and non-employee directors. These options had exercise prices in excess of the current market value of the Company’s common stock, based on the closing price of $12.15 per share, on December 30, 2005 (i.e., such options were “underwater”). Options to purchase approximately 1.3 million shares of the Company’s common stock, including approximately 101,000 options held by executive officers, were subject to this acceleration.

The Committee also required that, as a condition to the acceleration of vesting, each executive officer and each non-employee director agree to refrain from selling shares of the Company’s common stock acquired upon the exercise of accelerated options (other than shares needed to cover the exercise price and satisfy withholding taxes) until the date on which the exercise of such options would have been permitted under the option’s pre-acceleration vesting terms or, if earlier, the officer’s or director’s last day of employment or upon a “change in control” as defined in the Company’s stock option plan.

The decision to accelerate the vesting of these underwater options was made primarily to minimize certain future compensation expenses that the Company would otherwise recognize in its consolidated statements of income with respect to these options pursuant to SFAS No. 123 (R). The Company also believes that the acceleration may have a positive effect on employee morale, retention and the perception of option value.

Restricted Stock

The Company also issues restricted shares of common stock to employees of the Company under the 1998 Stock Option and Incentive Plan. The shares are issued as restricted stock and are held in the custody of the Company until all vesting restrictions are satisfied. Shares vest under this grant over a period of five years, with 60% vesting after three years of continuous employment from the grant date and an additional 20% vesting after each of four and five years of continuous employment from the grant date. If the vesting terms under which the award was granted are not satisfied, the shares are forfeited. Unearned compensation is recorded based on the market value of the shares on the grant date, and is amortized on a straight-line basis over the applicable vesting period. The Company reduces the straight-line compensation expense by an estimated forfeiture rate to account for the estimated impact of shares of restricted stock that are expected to be forfeited before becoming fully vested. This estimate is based on our historical forfeiture experience and is currently estimated at 6%.

A summary of unvested restricted stock activity as of March 31, 2006 and changes during the quarter then ended is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2005	257	$8.75
Granted	10	$12.28
Vested	—	—
Forfeited	(5)	$8.45
Outstanding, March 31, 2006	262	$8.89

The weighted average fair value of restricted share granted during the quarter ended March 31, 2006 and 2005 were $8.45 and $12.28, respectively. As of March 31, 2006, there was $1,894 of total unrecognized compensation cost related to nonvested restricted shares. That cost is expected to be recognized over a weighted-average period of 4.04 years. The total fair value of restricted shares vested during the quarter ended March 31, 2006 and 2005 was $0.

Employee Stock Purchase Plan

The Company’s 1998 Employee Stock Purchase Plan (the “Purchase Plan”) was adopted during August 1998. Up to 600 shares of common stock may be issued under the Purchase Plan, which is administered by the Compensation Committee of the Board of Directors. The Purchase Plan establishes two stock offering periods per calendar year, the first beginning on January 1 and ending on June 30, and the second beginning on July 1 and ending December 31. All employees who work more than 20 hours per week are eligible for participation in the Purchase Plan. Employees who are deemed to own greater than 5% of the combined voting power of all classes of stock of the Company are not eligible for participation in the Purchase Plan.

During each offering, an employee may purchase shares under the Purchase Plan by authorizing payroll deductions up to 10% of their cash compensation during the offering period. The maximum number of shares to be issued to any single employee during an offering period is limited to one thousand. At the end of the offering period, the accumulated payroll deductions will be used to purchase common stock on the last business day of the offering period at a price equal to 85% of the closing price of the common stock on the first or last day of the offering period, whichever is lower.

Under SFAS No. 123 (R), the 15% discount and the look-back feature are considered compensatory items for which expense must be recognized. The Company values Purchase Plan shares as a combination position consisting of 15% of a share of nonvested stock and 85% of a six-month stock option. The value of the nonvested stock is estimated based on the fair market value of the Company’s common stock at the beginning of the offering period. The value of the stock option is calculated using the Black-Scholes valuation model using historical expected volatility percentages, a risk free interest rate equal to the six-month U.S. Treasury rate at the beginning of the offering period, and an expected life of six months. The resulting per-share value is multiplied by the shares estimated to be purchased during the offering period based on historical experience to arrive at a total estimated compensation cost for the offering period. The estimated compensation cost is recognized on a straight-line basis over the offering period.

During the quarter ended March 31, 2006 and 2005, 18 and 0 shares, respectively, were issued under the Purchase Plan.

During the quarter ended March 31, 2006 and 2005, cash received from stock option exercises and employee stock purchase plan purchases was $200 and $642, respectively. The actual tax benefit realized for the tax deductions from stock option exercises was $0 during the quarter ended March 31, 2006 and 2005.

Note 9 – Operating Segment Data

The Company has organized its sales, marketing and production activities into the Discovery/Development/Small Scale Manufacturing (DDS) and Large Scale Manufacturing (LSM) segments based on the criteria set forth in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The Company’s management relies on an internal management accounting system to report results of the segments. The system includes revenue and cost information by segment. The Company’s management makes financial decisions and allocates resources based on the information it receives from this internal system.

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

The following table contains earnings data by operating segment, reconciled to totals included in the unaudited condensed consolidated financial statements:

	Contract Revenue	Recurring Royalty Revenue	Operating income (loss)	Depreciation and Amortization
For the three months ended March 31, 2006
DDS	$16,943	$7,178	$10,678	$2,168
LSM	19,245	—	747	1,508
Corporate	—	—	(9,472)	—
Total	$36,188	$7,178	$1,953	$3,676

For the three months ended March 31, 2005
DDS	$13,598	$12,007	$12,700	$2,483
LSM	23,029	—	4,597	1,454
Corporate	—	—	(8,941)	—
Total	$36,627	$12,007	$8,356	$3,937

The following table summarizes other information by segment as of and for the three months ended March 31, 2006:

	As of and for the three months ended March 31, 2006
	DDS	LSM	Total

Total assets	$239,182	$134,376	$373,558
Goodwill included in total assets	12,469	23,060	35,529
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	3,085	1,708	4,793

The following table summarizes other information by segment as of and for the three months ended March 31, 2005:

	As of and for the three months ended March 31, 2005
	DDS	LSM	Total

Total assets	$248,909	$130,273	$379,182
Goodwill included in total assets	2,687	23,060	25,747
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	722	984	1,706

Note 10 – Financial Information by Customer Concentration and Geographic Area

Total contract revenue from AMR’s three largest customers represented approximately 12%, 10% and 6% of AMR’s total contract revenue for the three months ended March 31, 2006, and 14%, 11% and 11% of total contract revenue for the three months ended March 31, 2005. Total contract revenue from LSM’s largest customer, GE Healthcare (GE), represented 56% and 77% of  total LSM contract revenue for the three months ended March 31, 2006 and 2005, respectively. GE accounted for approximately 30% and 49% of the Company’s total contract revenue for the three months ended March 31, 2006 and 2005, respectively. GE discontinued its purchases of one of the products it received from Organichem after 2005, and made all of its 2005 purchases in the first half of the year. Sales of this product totaled $10,000 in the first quarter of 2005.

The Company’s total contract revenue for the three months ended March 31, 2006 and 2005 was recognized from customers in the following geographic regions:

	Three Months Ended March 31,
	2006	2005

United States	64%	49%
Europe	34%	50%
Other	2%	1%

Total	100%	100%

Note 11 – Comprehensive Income

The Company is required to report comprehensive income and its components in accordance with the provisions of the SFAS No. 130, “Reporting Comprehensive Income.”

The following table presents the components of the Company’s comprehensive income for the three months ended March 31, 2006 and 2005:

(in thousands)

	Three Months Ended March 31,
	2006	2005

Net income	$1,894	$5,597

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of taxes	14	(126)
Unrealized gain on interest rate swap, net of taxes	17	115
Foreign currency translation gain (loss)	14	(31)

Total comprehensive income	$1,939	$5,555

Note 12 – Legal Proceedings

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

On September 6, 2005, Barr Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. announced that they have entered into an agreement for the launch of Fexofenadine Hydrochloride 30 mg, 60 mg and 180 mg tablets, the generic version of Allegra tablets in the United States. The launch of the generic product is considered an “at-risk” launch due to the on-going litigation. This generic launch has had a material adverse impact on U.S. sales of Allegra by Sanofi-Aventis since the fourth quarter of 2005 and in turn, the royalties earned by the Company on those sales. The launch has not had a material impact on non-U.S. sales of Allegra to date.

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

Should the Company be unsuccessful in defending these patents, the Company would continue to experience a material decrease in operating cash flows and a material adverse effect on our results of operations and financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our results of operations and financial condition should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the Notes thereto included within this report. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “intend,” “expect,” “anticipate,” “believe,” and “continue” or similar words and include, but are not limited to, statements concerning the Mount Prospect Research Center, pension and postretirement benefit costs, GE Healthcare and the sales of products to GE Healthcare in 2006, contract revenues, costs and margins and the Company’s implementation of process management improvements and cost savings initiatives, royalty revenues, patent protection and the ongoing Allegra patent infringement litigation, Allegra royalty revenue, government regulation, retention and recruitment of employees, customer spending and business trends, foreign operations (including Singapore, India and Hungary), clinical supply manufacturing, management’s strategic plans, drug discovery, product commercialization, license arrangements, research and development projects and expenses, selling, general and administrative expenses and tax rates. The Company’s actual results may differ materially from such forward-looking statements as a result of numerous factors, some of which the Company may not be able to predict and may not be within the Company’s control. Factors that could cause such differences include, but are not limited to, the risk that the Company will not achieve the cost savings expected to result from the closure and relocation of its Mount Prospect operations, the Company’s ability to recruit and retain experienced scientists and other highly-skilled employees, trends in pharmaceutical and biotechnology companies outsourcing chemical research and development, competition from domestic competitors and foreign companies operating under lower cost structures,  the loss of a significant customer, sales of Allegra (including any deviations in sales estimates provided by Sanofi-Aventis) and the Company’s receipt of significant royalties from the Allegra license agreement, the risk that Allegra may be approved for over-the-counter use and Claritin’s approval for over-the-counter use, the Company’s and Sanofi-Aventis’s ability to successfully enforce their respective intellectual property, patent rights and technology, including with respect to the generic companies’ Abbreviated New Drug Application filings, the integration and operating risks associated with the Company’s acquisition of Organichem, the Company’s ability to successfully develop novel compounds and lead candidates in its research programs and collaborative arrangements, the ability of the Company’s pharmaceutical and biotech customers to bring the Company’s novel compounds into clinical trials, the transition and expansion of the Company’s clinical supply manufacturing capabilities, the Company’s ability to create long-term commercial manufacuturing opportunities in clinicial supply manufacturing, the ability of the Company’s clinical supply manufactuing to assist the Company in recovering lost revenues resulting from the 2005 discontinuation of purchases of one of the products the Company sold to GE Healthcare, sales of the remaining product the Company supplies to GE Healthcare, the Company’s performance under the collaboration with BMS, BMS’s continuous utilization of the Company’s services at levels set forth in the contract with BMS, BMS’s continued pursuit of programs under which the Company provides services, delay or denial of marketing approvals from the FDA resulting from, among other things, adverse FDA decisions or interpretations of data that differ from BMS’s interpretations and that may require additional clinical trials or potential changes in the cost, scope and duration of clinical trials, if approved, the inability to successfully launch, increase sales of or sustain the product or products in the market, the inability to successfully and efficiently scale-up manufacturing for commercialized compounds, the outcome of clinical work that will be required to commercialize compounds, the Company’s ability to take advantage of proprietary technology and expand the scientific tools available to it, the ability of the Company’s strategic investments and acquisitions to perform as expected and any goodwill impairment related to such investments and acquisitions, the Company’s ability to successfully complete its ongoing expansion projects on schedule, the Company’s ability to raise the funds necessary to finance future acquisitions, the risks associated with international operations and managing our international operations, especially in India, Singapore and Hungary, the Company’s ability to capture revenue from the acquisition of ComGenex, the ability of the Company to gain increased access to the European markets due to the acquisition of ComGenex, the Company’s ability to execute its business plan for compound and chemical screening libraries, the Company’s ability to effectively manage its growth, the ability of the Company to implement process management improvements and cost savings initiatives to increase gross margins or keep gross margins flat, the Company’s defined benefit pension plan contributions, liability for harm caused by drugs the Company develops and tests, liability for contamination or other harm caused by hazardous materials used by the Company, failure to meet strict regulatory requirements, health care reform reducing the price pharmaceutical and biotechnology companies can  charge for drugs, thus reducing resources available to retain our Company, and the possibility of a natural disaster, catastrophic event or terrorist attack, as well as those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 16, 2006, and as amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on May 9, 2006. All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future. References to “we,” “us,” and “our,” refers to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole.

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

In addition to our contract services, we also conduct proprietary research and development to discover new therapeutically active lead compounds with commercial potential. We anticipate that we would then license these compounds to third parties in return for up-front service fees and milestone payments as well as recurring royalty payments if these compounds are developed into new commercial drugs. In October 2005, we licensed the worldwide rights to develop and commercialize potential products from our amine neurotransmitter reuptake inhibitors identified in one of our proprietary research programs to Bristol-Myers Squibb Company (BMS). Our proprietary research and development activities previously led to the development, patenting and 1995 licensing of a substantially pure form of, and a manufacturing process for, the active ingredient in the non-sedating antihistamine fexofenadine HCl marketed by Sanofi-Aventis S.A. as Allegra in the Americas and as Telfast elsewhere.

Our total revenue for the quarter ended March 31, 2006 was $43.4 million, as compared to $48.6 million for the quarter ended March 31, 2005. Recurring royalty revenues decreased $4.8 million from the quarter ended March 31, 2005 due to the impact of the at-risk launch of generic fexofenadine by Barr Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. on U.S. sales of Allegra by Sanofi-Aventis.

Contract chemistry services revenue for the first quarter of 2006 was $36.2 million, compared to $36.6 million in the first quarter of 2005. Discovery, development, and small scale manufacturing (DDS) revenues increased $3.3 million from the quarter ended March 31, 2005 due to increased worldwide demand for these services, the recognition of license fees resulting from our licensing and research agreement with BMS, and incremental revenues resulting from the February 28, 2006 acquisition of ComGenex, a drug discovery service company in Budapest, Hungary. These increases were offset by a decrease in large scale manufacturing revenue of $3.8 million, which resulted from the discontinuation of sales of one of the products sold to our large scale manufacturing (LSM) facility’s largest customer, GE Healthcare (GE). GE discontinued its purchases of this product after the first half of 2005. Sales of this product totaled $10.0 million in the first quarter of 2005. This decrease was largely offset by the continued diversification of our revenue streams. We increased revenue from the production of clinical supply materials for use in advance stage human trials by $2.7 million, or 84%. The first quarter also experienced increased demand for the remaining product we supply to GE Healthcare, which contributed an additional $2.1 million of revenue. We expect total sales of this product for 2006 to be relatively consistent with 2005. The decrease was further offset by a $1.2 million increase in sales of commercial products to customers other than GE due to the timing of customer requirements. We expect total sales of these products for 2006 to be relatively consistent with 2005.

Consolidated gross margin was 13.9% for the quarter ended March 31, 2006 compared to 20.5% for the quarter ended March 31, 2005. Gross margin at the DDS operating segment increased to 25.4% in the first quarter of 2006 compared to 21.3% for the same period in 2005, primarily resulting from increased contract revenues in relation to the fixed cost components of the DDS segment. Gross margin at the LSM operating segment was 3.9% in the first quarter of 2006, compared with a gross margin of 20.0% in the first quarter of 2005 and 1.7% in the fourth quarter of 2005. The decrease in gross margin from the first quarter of 2005 is due to the continued transition of our large-scale manufacturing facility from specializing in the manufacturing of commercial products for one customer to the manufacturing of clinical supply compounds for numerous customers.

During the quarter ended March 31, 2006, we used $3.2 million in cash in our operations and spent $4.8 million in capital on our facilities and equipment, primarily related to the development of our enterprise resource planning (“ERP”) system, the outfitting of our laboratory facilities in Singapore and India, and the expansion of our large-scale manufacturing suites. In addition, we spent $11.2 million in conjunction with the acquisition of ComGenex. As of March 31, 2006, we had $107.8 million in cash, cash equivalents and investments and $22.0 million in bank and other related debt.

The trends that began to emerge in chemistry outsourcing during 2005 continued through the first quarter of 2006. We continued to experience strong demand for our developmental and small-scale cGMP manufacturing services, further extending a growth trend that began in the second half of 2004 that is reflective of a reduction in budgetary constraints and increased efforts to bring identified compounds into clinical trials on the part of our pharmaceutical and biotech customers. Pricing for our services remained extremely competitive, and the trend of sourcing contracted chemistry services to lower-cost providers continued. Our ability to provide discovery services under a variety of business models and cost structures by incorporating our lower cost international facilities that were established in India and Singapore in 2005 continued to be well-received by our customers. The resulting increase in worldwide demand for our discovery services, which began in the latter portion of 2005 and ended a two-year period of declining demand for these services, continued during the first quarter of 2006. In addition, the acquisition of ComGenex on February 28, 2006 provided incremental discovery services revenues in the first quarter. We expect the acquisition of ComGenex to provide significantly increased access to European markets, as well as another lower-cost environment that will allow us to further diversify the business models and cost structures that are available to our customers.

We also continued to transition and expand our clinical supply manufacturing capabilities at our large-scale manufacturing facility, enabling us to seamlessly transfer our customers’ clinical supply manufacturing projects through the drug discovery and development process from the development of these materials at our smaller scale chemistry laboratories to large-scale production for use in advanced stage human trials. Clinical supply manufacturing supplements our large-scale  facility’s legacy services, which include cGMP commercial production, as well as high potency and controlled drug substance manufacturing, and is expected to assist us in recovering lost revenues resulting from the 2005 discontinuation of purchases of one of the products that we sold to GE Healthcare. Sales of this product totaled $17.0 million in 2005, which represented 21% of large scale manufacturing revenue for the year ended December 31, 2005. In addition, clinical supply manufacturing presents additional commercial production opportunities, as we seek to enter into comprehensive agreements with our customers that also provide for commercial supply of these materials upon meeting regulatory approval. Clinical supply manufacturing represented 31% of our large-scale manufacturing revenue in the first quarter of 2006, compared to 14% in the first quarter of 2005. We are currently exploring process enhancements and cost saving opportunities that will enable us to improve the efficiency and profitability of our LSM segment. We are also evaluating opportunities to leverage our large-scale cGMP production facilities, including identifying niche products to manufacture such as active pharmaceutical ingredients (“API”) for use in generic versions of compounds whose patents have expired or will be expiring, as well as assessing complementary lines of business that support cGMP production.

Results of Operations – Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues

Total contract revenue

Contract revenue consists primarily of fees earned under contracts with our third party customers. Our contract revenues for each of our DDS and LSM segments were as follows:

	Three Months Ended March 31,
Segment	2006	2005
(in thousands)
DDS	$16,943	$13,598
LSM	19,245	23,029
Total	$36,188	$36,627

DDS contract revenues for the quarter ended March 31 2006 increased $3.3 million to $16.9 million as compared to $13.6 million for the same quarter in the prior year. The increase is due to an increase in contract revenue from chemical development, small-scale GMP manufacturing and analytical services of $1.7 million as customers continue to focus on development-stage projects. In addition, discovery services revenue increased $1.6 million due to the recognition of license fee and FTE service revenues resulting from our License and Research Agreement with BMS and strong demand for discovery services provided through our lower-cost facilities in Singapore and India, as well as the addition of $0.5 million in incremental revenue due to the acquisition of ComGenex. We currently expect the overall growth trends in DDS contract revenues noted above to continue in 2006.

LSM contract revenues for the first quarter of 2006 were $19.2 million, a decrease of $3.8 million compared to contract revenue of $23.0 million during the first quarter of 2005. The decrease was due to the discontinuation of purchases of one of the products sold to our largest LSM customer, GE Healthcare. Sales of this product, which were discontinued in the third quarter of 2005, totaled $10.0 million in the first quarter of 2005. This decrease was largely offset by the continued diversification of our revenue streams. We increased revenue from the production of clinical supply materials for use in advance stage human trials by $2.7 million, or 84%. The first quarter also experienced increased demand for the remaining product we supply to GE Healthcare, which contributed an additional $2.1 million of revenue. We currently expect total sales of this product for 2006 to be relatively consistent with 2005. The decrease was further offset by a $1.2 million increase in sales of commercial products to customers other than GE due to the timing of customer requirements. We expect total sales of these products for 2006 to be relatively consistent with 2005. We continue to expand our clinical supply manufacturing capabilities with the objectives of supplementing and replacing existing and discontinued commercial manufacturing revenues. In addition, we currently expect clinical supply manufacturing to serve as a source for additional long-term commercial manufacturing opportunities, as we seek to enter into comprehensive agreements with our customers that also provide for commercial supply of these materials upon meeting regulatory approval. Clinical supply manufacturing revenue represented 31% of total LSM contract revenue for the quarter ended March 31, 2006, compared to 14% of total LSM contract revenue for the quarter ended March 31, 2005. We currently expect the trend of increased growth in clinical supply manufacturing to continue in 2006.

Recurring royalty revenue

We earn royalties under our licensing agreement with Sanofi-Aventis S.A. for the active ingredient in Allegra/Telfast. Royalties were as follows:

(in thousands) Three Months Ended March 31,
2006	2005
$7,178	$12,007

Recurring royalties decreased 40% to $7.2 million for the quarter ended March 31, 2006 from $12.0 million for the quarter ended March 31, 2005. The decrease is primarily attributable to the at-risk launch of generic fexofenadine by Barr Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. in September 2005, which has had a material adverse impact on U.S. sales of Allegra.

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

Costs and Expenses

Cost of contract revenue

Our cost of contract revenue, from which we derive gross profit from contract revenue, consists primarily of compensation and associated fringe benefits for employees, chemicals, depreciation and other indirect project related costs. Cost of contract revenue for our DDS and LSM segments were as follows:

Segment	Three Months Ended March 31,
	2006	2005
(in thousands)
DDS	$12,645	$10,704
LSM	18,498	18,432
Total	$31,143	$29,136

DDS Gross Margin	25.4%	21.3%
LSM Gross Margin	3.9%	20.0%
Total Gross Margin	13.9%	20.5%

DDS contract revenue gross margin was 25.4% for the three months ended March 31, 2006, compared to 21.3% for the same period in 2005. The increase in gross margin largely resulted from the increase in contract revenues in relation to the fixed cost components of  DDS contract business, including the addition of license fee revenues associated with our Licensing and Research Agreement with BMS. The recognition of license fees contributed approximately $0.7 million to DDS contract revenue, with no corresponding incremental costs. DDS contract gross margin was also favorably impacted by a $0.3 million decrease in the amortization of the Company’s chemical compound and natural product library inventories due to the impairment of these libraries in the fourth quarter of 2005. This item was offset by increased salary and benefit expenses due to annual merit increases and the recognition of additional share-based compensation expense in conjunction with the Company’s adoption of SFAS No. 123(R). We currently expect DDS contract margins to increase slightly in future periods from the margins earned in the first quarter of 2006, as forecasted increases in DDS contract revenue are expected to continue to have a favorable impact on the fixed cost components of DDS contract business.

LSM contract revenue gross margin was 3.9% for the three months ended March 31, 2006 compared to 20.0% for the first quarter of 2005 and 1.7% in the fourth quarter of 2005. The decline in gross margin from the first quarter of 2005 is due to the transition of our large-scale manufacturing facility from specializing in the manufacturing of commercial products to the manufacturing of clinical supply compounds for use in human trials. We currently expect gross margins to increase in future periods from the margins earned in the first quarter of 2006 as we continue to implement process management improvements and cost savings initiatives in an effort to maximize the efficiency and profitability of our clinical supply manufacturing operations.

Technology incentive award

We maintain a Technology Development Incentive Plan, the purpose of which is to stimulate and encourage novel innovative technology development by our employees. This plan allows eligible participants to share in a percentage of the net revenue earned by us relating to patented technology with respect to which the eligible participant is named as an inventor. Currently, Technology Development Incentive Plan award expenses consist primarily of payments to Dr. Thomas D’Ambra, the Chairman, President, and Chief Executive Officer of the Company as the sole inventor of the patents for fexofenadine HCl, and are equal to 10% of the total payments received by us with respect to those patents. The incentive award was as follows:

(in thousands) Three Months Ended March 31,
2006	2005

$798	$1,201

The decrease was attributed to decreased Allegra royalties for 2006 as compared to 2005, partially offset by technology incentive awards paid to employees involved in the development our proprietary amine neurotransmitter reuptake inhibitors as a result of the successful licensing of this technology to BMS.

Research and development

Research and development expense consists of compensation and benefits for scientific personnel for work performed on proprietary technology development, research projects, costs of chemicals and other out of pocket costs, and overhead costs. We utilize our expertise in small molecule chemistry, biocatalysis and natural products to perform our internal research and development projects. The goal of these programs is to discover new compounds with commercial potential. We would then seek to license these compounds to a third party in return for a combination of up-front license fees, milestone payments and recurring royalty payments if these compounds are successfully developed into new drugs and reach the market. In addition, research and development is performed at our large-scale manufacturing facility related to the potential manufacture of new products and the development of alternative manufacturing processes.

Research and development expenses were as follows:

(in thousands) Three Months Ended March 31,
2006	2005

$2,711	$3,489

The decrease  in R&D expenses for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005 is due primarily to the fact that we licensed our CNS programs, which represented our most significant investment in R&D in 2005, to BMS in October 2005. As a result, after signing the agreement in October 2005, we did not incur significant R&D expenditures that would have been necessary to further advance these programs. In addition, certain costs associated with these programs, primarily consisting of compensation, employee benefit, and overhead costs related to the AMRI scientific personnel working on these programs have been allocated to cost of contract revenue related to the contract research we are performing for BMS in conjunction with the Licensing and Research Agreement. We currently expect R&D expenses to remain consistent in future periods from the amounts incurred in the first quarter of 2006 as we continue to evaluate and advance our early to middle-stage internal research programs.

R&D spending related to individual projects may fluctuate based on the results of those projects. Projecting expected project completion dates and anticipated revenue from our internal research programs is not practical at this time due to the early stages of the projects and the inherent risks related to the development of new drugs. Our internal central nervous system program was our most advanced project to date, which we licensed to BMS in exchange for up-front license fees, contracted research services, and the rights to future milestone and royalty payments. We also continue to utilize our proprietary technologies to further advance other early to middle-stage internal research programs in the fields of oncology, immunosuppresion, bacterial infection and other diseases, with a view to seeking a licensing partner for these programs at an appropriate research or developmental stage.

Selling, general and administrative

Selling, general and administrative expenses consist of compensation and related fringe benefits for marketing and administrative employees, professional service fees, marketing costs and all costs related to facilities and information services. Selling, general and administrative expenses were as follows:

(in thousands) Three Months Ended March 31,
2006	2005

$6,761	$6,452

The increase in selling, general and administrative expenses for the first quarter of 2006 is attributable primarily to incremental administrative costs incurred at our Hyderabad, India research facility, which was not operating in the first quarter of 2005, as well as incremental administrative costs incurred at ComGenex, which was acquired in February 2006. In addition, compensation and benefit costs increased approximately $0.6 million from the first quarter of 2005 due to the addition of administrative and business development personnel during 2005 and the recognition of additional share-based compensation expense in conjunction with the Company’s adoption of SFAS No. 123 (R). The Company also incurred additional travel costs associated with our international operations. These increases were largely offset by a refund of property taxes at our Mt. Prospect facility and a decrease in accounting and professional fees related to audit and Sarbanes-Oxley compliance services.

We currently expect selling, general and administrative expenses to increase in future periods from amounts incurred in the first quarter of 2006, due to additional recruiting costs associated with the staffing of scientific and business development personnel at both our domestic and international operations resulting from the anticipated increased demand for our contract services, as well as the fact that the benefit recognized from the refund of Mt. Prospect property taxes is not a recurring item. Selling, general and administrative expenses are also expected to increase in future periods due to the recognition of incremental administrative costs incurred at ComGenex. These costs  were included in the Company’s unaudited condensed consolidated statement of income for approximately one month during the quarter ended March 31, 2006 based on the acquisition of ComGenex on February 28, 2006.

Interest income (expense), net

	(in thousands) Three Months Ended March 31,
	2006	2005
Interest (expense)	$(263)	$(478)
Interest income	984	678
Interest income (expense), net	$721	$200

The decrease in interest expense for the three months ended March 31, 2006 was due to the paydown of the $25.5 million outstanding balance on the Company’s line of credit in the third quarter of 2005.

The increase in interest income was due to increases in the rates earned on investment securities, interest bearing cash accounts and other short-term cash equivalents.

Income tax expense

(in thousands) Three Months Ended March 31,
2006	2005

$812	$2,962

The decrease in income tax expense for the three months ended March 31, 2006 is due primarily to the decrease in our pre-tax income from the prior year. In addition, the Company’s effective tax rate decreased to 30.0% of pre-tax income for the three months ended March 31, 2006 compared to 34.6% for the three months ended March 31, 2005. The decrease in effective rate is largely due to the consistency of the Company’s deductible items and non-taxable earnings in relation to decreased pre-tax income, as well as the benefit recognized from tax holidays that the Company has been granted on earnings from certain of its foreign operations.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities. During the first quarter of 2006, we used cash of $3.2 million in our operating activities. Cash used in operations during the first quarter of 2006 decreased from cash provided from operations of $7.2 million during the first quarter of 2005 due to a decrease in Allegra royalty receipts of $5.7 million and an increase in income tax payments of $4.7 million, including a one-time $2.8 million income tax payment related to the receipt of the $8 million license fee from Bristol-Myers Squibb Company (“BMS”) in the fourth quarter of 2005. The primary sources of operating cash flows are payments received for the performance of contracted chemistry services and royalty payments received from Sanofi-Aventis based upon a percentage of sales of Allegra/Telfast. The primary uses of operating cash flows are the payment of compensation and benefits to both scientific and administrative personnel, purchases of inventory and supplies, and payment of occupancy costs. The substantial majority of the uses of operating cash flows pertain to the Company’s research and development and contract service business activities.

During the first three months of 2006, we used $6.8 million in investing activities, resulting from the use of $11.2 million related to the acquisition of ComGenex and $4.8 million for the acquisition of property and equipment, partially offset by net proceeds from investment securities transactions of $9.3 million. During the first three months of 2006, we used $0.9 million for financing activities, consisting of $1.1 million in long-term debt repayments, offset by $0.2 million provided by stock purchase plan exercises.

Working capital was $146.7 million at March 31, 2006 as compared to $158.8 million as of December 31, 2005. The primary sources of the decrease were the use of cash and investments to fund capital expenditures and the acquisition of ComGenex, and a decrease in inventory due to the timing of shipments to our large scale manufacturing customers. These decreases were partially offset by a decrease in deferred revenue due primarily to the recognition of deferred up-front licensing fees received in conjunction with our Licensing and Research Agreement with BMS as well as the completion of the revenue recognition process on several fixed fee contracts. During 2006, we currently anticipate making $1.0 million in defined benefit pension plan contributions, $0.5 million of which was paid in the first quarter. There have been no significant changes in future maturities on our long-term debt since December 31, 2005.

We entered into a credit facility consisting of a $30.0 million term loan and a $35.0 million line of credit during 2003. The term loan matures in February, 2008. As of March 31, 2006, the interest rate on $12.1 million of the outstanding term loan balance was 4.36% and the interest rate on the remaining $6.1 million was 5.53%. The line of credit matures in June, 2010. The line of credit bears interest at a variable rate based on the Company’s leverage ratio. As of March 31, 2006, the outstanding balance of the line of credit was $0. The credit facility contains certain financial covenants, including a maximum leverage ratio, a minimum required operating cash flow coverage ratio, a minimum earnings before interest and taxes to interest ratio and a minimum current ratio. Other covenants include limits on asset disposals and the payment of dividends. As of March 31, 2006 we were in compliance with all covenants under the credit facility.

The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” under Item 7 of our 2005 Form 10-K. Excluding the repayment of $1.1 million outstanding under our credit facility, and $0.5 million in defined benefit pension plan contributions, as described above, there have been no material changes to our contractual obligations since December 31, 2005.

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

The recurring royalties we receive on the sales of Allegra/Telfast have historically provided a material portion of our operating cash flows. As discussed in Part II, Item 1 of this Form 10-Q, several generic manufacturers have filed ANDA applications with the FDA seeking authorization to produce and market a generic version of Allegra. We and Aventis Pharmaceuticals have filed several patent infringement suits against these generic companies alleging infringement of certain U.S. patents. On September 6, 2005, Barr Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. announced that they had entered into an agreement for the launch of Fexofenadine Hydrochloride 30 mg, 60 mg and 180 mg tablets, the generic version of Allegra tablets in the United States. The launch of the generic product is considered an “at-risk” launch due to the on-going litigation. The at-risk launch of generic fexofenadine has had a material adverse impact on U.S. sales of Allegra by Sanofi-Aventis and in turn, the royalties earned by us on those sales. On September 20, 2005, we and Aventis Pharmaceuticals filed a Motion for Preliminary Injunction in the U.S. District Court in New Jersey seeking to enjoin Barr Pharmaceuticals,  Inc., Teva Pharmaceuticals Ltd., Ranbaxy Laboratories, Ltd. and Amino Chemicals, Ltd. from the sale of generic versions of Allegra in the United States. Our motion was denied on January 30, 2006. We continue to forcefully and vigorously defend our intellectual property related to Allegra. We have filed an appeal of the ruling in the Preliminary Injunction matter, and we continue to pursue our intellectual property rights as the patent infringement litigation progresses.

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

We refer to the policies and estimates set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes or modifications to the policies since December 31, 2005, except as follows:

Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123 (R)), which amends SFAS No. 123 and supersedes APB No. 25 in establishing standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, as well as transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on the fair value of the share-based payment. This Statement establishes fair value as the measurement objective in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans.

As allowed under SFAS No. 123 (R), the Company elected the modified prospective method of adoption, under which compensation cost is recognized in the financial statements beginning with the effective date of SFAS No. 123 (R) for all share-based payments granted after that date, and for all unvested awards granted prior to the effective date of SFAS No. 123 (R). Accordingly, prior period amounts have not been restated. The Company recognized incremental compensation expense, net of taxes, of approximately $71,000 in the unaudited condensed consolidated statement of income during the quarter ended March 31, 2006 as a result of the adoption of SFAS No. 123 (R).

Effective December 30, 2005, pursuant to and in accordance with the recommendation of the Compensation Committee (the “Committee”) of the Board of Directors, the Board of Directors of the Company approved full acceleration of the vesting of each otherwise unvested stock option that had an exercise price of $15.00 or greater granted under the Company’s 1998 Stock Option and Incentive Plan that was held by employees, officers, and non-employee directors. These options had exercise prices in excess of the current market value of the Company’s common stock, based on the closing price of $12.15 per share, on December 30, 2005 (i.e., such options were “underwater”). Options to purchase approximately 1.3 million shares of the Company’s common stock, including approximately 101,000 options held by executive officers, were subject to this acceleration.

The Committee also required that, as a condition to the acceleration of vesting, each executive officer and each non-employee director agree to refrain from selling shares of the Company’s common stock acquired upon the exercise of accelerated options (other than shares needed to cover the exercise price and satisfy withholding taxes) until the date on which the exercise of such options would have been permitted under the option’s pre-acceleration vesting terms or, if earlier, the officer’s or director’s last day of employment or upon a “change in control” as defined in the Company’s stock option plan.

The decision to accelerate the vesting of these underwater options was made primarily to minimize certain future compensation expenses that the Company would otherwise recognize in its consolidated statements of income with respect to these options pursuant to SFAS No. 123 (R). The Company also believes that the acceleration may have a positive effect on employee morale, retention and the perception of option value.

Please see Note 8 to the unaudited condensed consolidated financial statements for additional information regarding the Company’s share-based payment plans and the implementation of SFAS No. 123 (R).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There are no material changes in market risks since our annual report on Form 10-K for the year ended December 31, 2005.

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

Internal Control Over Financial Reporting

During the quarter ended March 31, 2006, the Company had a change in its internal control over financial reporting related to the outsourcing of its payroll processing to ADP. Apart from this item, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Should the Company be unsuccessful in defending these patents, the Company would continue to experience a material decrease in operating cash flows and a material adverse effect on our results of operations and financial condition.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.    Exhibits

(a)       Exhibits.

2.1	Stock Purchase Agreement, dated January 27, 2006, between Albany Molecular Research, Inc. and ConGenex Kutato-Fejleszto Rt. (filed herewith).

10.1*	Amended and Revised Technology Development Incentive Plan, dated October 14, 2003 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Security Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Denotes a management contract or a compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALBANY MOLECULAR RESEARCH, INC.

Date: May 10, 2006	By:	/s/ Thomas E. D’Ambra, Ph.D.
Thomas E. D’Ambra, Ph.D.
Chairman of the Board, President and Chief Executive Officer
(Authorized Officer)