Form 10-Q
period 2006-06-30
ALBANY MOLECULAR RESEARCH INC
filed 2006-08-09
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2006
Common Stock, $.01 par value	34,663,678

ALBANY MOLECULAR RESEARCH, INC.

PART I — FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except for per share data)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Contract revenue	$38,383	$35,948	$74,571	$72,574
Recurring royalties	7,200	15,892	14,378	27,900
Total revenue	45,583	51,840	88,949	100,474

Cost of contract revenue	32,489	29,327	63,632	58,463
Technology incentive award	720	1,594	1,518	2,795
Research and development	2,631	3,480	5,342	6,969
Selling, general and administrative	7,786	6,394	14,547	12,846
Property and equipment impairment	3,084	—	3,084	—
Total costs and expenses	46,710	40,795	88,123	81,073

(Loss) income from operations	(1,127)	11,045	826	19,401

Interest income, net	666	320	1,387	520
Other (loss) income, net	(120)	67	(88)	70

(Loss) income before income tax (benefit) expense	(581)	11,432	2,125	19,991

Income tax (benefit) expense	(228)	4,138	584	7,101

Net (loss) income	$(353)	$7,294	$1,541	$12,890

Basic (loss) earnings per share	$(0.01)	$0.23	$0.05	$0.40

Diluted earnings (loss) per share	$(0.01)	$0.23	$0.05	$0.40

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(Dollars and share amounts in thousands)	June 30, 2006	December 31, 2005

Assets
Current assets:
Cash and cash equivalents	$15,042	$27,606
Investment securities, available-for-sale	92,000	100,304
Accounts receivable, net	21,841	22,238
Royalty income receivable	7,148	6,247
Inventories	24,932	30,603
Prepaid expenses and other current assets	7,272	6,391
Property and equipment held for sale	2,000	5,376
Total current assets	170,235	198,765

Property, plant and equipment, net	154,955	151,078

Other assets:
Goodwill	35,511	25,747
Intangible assets and patents, net	1,660	1,434
Equity investments in unconsolidated affiliates	956	956
Other assets	1,693	1,202

Total assets	$365,010	$379,182

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$9,463	$14,375
Deferred revenue	8,733	12,537
Accrued pension benefits	1,014	1,014
Income taxes payable	3,510	7,466
Current installments of long-term debt	4,541	4,536
Total current liabilities	27,261	39,928

Long-term liabilities:
Long-term debt, excluding current installments	16,135	18,521
Deferred income taxes	4,422	5,080
Pension and postretirement benefits	1,600	2,356
Other long term liabilities	236	236
Total liabilities	49,654	66,121

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 100,000 shares authorized, 34,663 shares issued at June 30, 2006, and 34,471 shares issued at December 31, 2005	347	345
Additional paid-in capital	195,282	193,066
Unearned compensation — restricted stock	(3,305)	(1,921)
Accumulated other comprehensive loss	(475)	(395)
Retained earnings	160,678	159,137
Less, treasury shares at cost, 2,077 shares	(37,171)	(37,171)
Total stockholders’ equity	315,356	313,061
Total liabilities and stockholders’ equity	$365,010	$379,182

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
(Dollars in thousands)	June 30, 2006	June 30, 2005

Operating activities
Net income	$1,541	$12,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,472	7,765
Foreign exchange loss	1	13
Provision for bad debts	—	(72)
Deferred income tax (benefit) expense	(689)	325
Loss on disposal of property, plant and equipment	35	16
Stock-based compensation expense	522	161
Impairment of property, plant and equipment	3,084	—
Provision for obsolete inventories	1,062	—
(Increase) decrease in:
Accounts receivable	1,398	(6,168)
Royalty income receivable	(901)	(3,695)
Inventory, prepaid expenses and other assets	4,406	1,191
(Decrease) increase in:
Accounts payable and accrued expenses	(5,774)	(2,655)
Income tax payable	(3,938)	6,118
Deferred revenue	(4,923)	1,876
Pension and postretirement benefits	(756)	(402)
Other long-term liabilities	—	195
Net cash provided by operating activities	2,540	17,558

Investing activities
Net purchases of investment securities	(78,040)	(60,842)
Proceeds from sale of investment securities	86,250	55,968
Purchase of business, net of cash acquired	(11,198)	—
Purchase of property, plant and equipment	(9,740)	(6,574)
Proceeds from disposal of property, plant and equipment	20	7
Payments for patent applications and other costs	(98)	(98)
Net cash used in investing activities	(12,806)	(11,539)

Financing activities
Principal payments on long-term debt	(2,443)	(2,378)
Proceeds from sale of common stock	276	947
Tax benefit from exercise of stock options	—	356
Net cash used in financing activities	(2,167)	(1,075)

Effect of exchange rate changes on cash flows	(131)	(50)

(Decrease) increase in cash and cash equivalents	(12,564)	4,894

Cash and cash equivalents at beginning of period	27,606	41,171

Cash and cash equivalents at end of period	$15,042	$46,065

See notes to unaudited condensed consolidated financial statements.

Note 1 — Summary of Operations and Significant Accounting Policies
(All amounts in thousands, except per share amounts, unless otherwise noted)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

The accompanying unaudited condensed consolidated financial statements include the accounts of Albany Molecular Research, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated during consolidation. Assets and liabilities of non-U.S. operations are translated at period-end rates of exchange, and the statements of income are translated at the average rates of exchange for the period. Gains or losses resulting from translating non-U.S. currency financial statements are recorded in accumulated other comprehensive (loss) income in the accompanying unaudited condensed consolidated balance sheets.

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

The Company will perform the annual goodwill assessment for its reporting units during the third quarter of 2006. If management’s expectations of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of the Company’s reporting units could change significantly. Such a change could result in goodwill impairment charges in future periods, which could have a significant impact on the Company’s consolidated financial statements. Total goodwill recorded on the Company’s unaudited condensed consolidated balance sheet at June 30, 2006 was $35,511 including $23,060 of goodwill associated with the Company’s acquisition of Organichem, Inc. and $9,763 of goodwill associated with the Company’s acquisition of ComGenex Kutato-Fejleszto Rt.

Stock Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123 (R)”), which amends SFAS No. 123 and supersedes APB No. 25 in establishing standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, as well as transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on the fair value of the share-based payment. This Statement establishes fair value as the measurement objective in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. As allowed under SFAS No. 123 (R), the Company elected the modified prospective method of adoption, under which compensation cost is recognized in the financial statements beginning with the effective date of SFAS No. 123(R) for all share-based payments granted after that date, and for all unvested awards granted prior to the effective date of SFAS No. 123 (R). Accordingly, prior period amounts have not been restated.

Note 2 — Business Combination

On February 28, 2006, the Company, through a wholly-owned subsidiary, acquired all of the outstanding shares of ComGenex Kutato-Fejleszto Rt. (“ComGenex”), a privately held drug discovery service company located in Budapest, Hungary.

The aggregate purchase price of $11,520 included cash payments totaling $10,750 and capitalized costs related to the acquisition, primarily professional fees, of $770. The purchase price may be adjusted based upon audited financial statements of ComGenex for the year ended December 31, 2005 and its financial position as of the transaction closing date. The results of ComGenex’s operations have been included in the unaudited condensed consolidated statement of income for the three and six months ended June 30, 2006 from the date of acquisition.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair value of the net assets acquired.  The allocation will be finalized upon final determination of the purchase price and the completion of the Company’s valuation of the acquired assets and liabilities of ComGenex.

February 28, 2006
Assets Acquired
Cash and cash equivalents	$323
Accounts receivable, net	1,002
Inventory	121
Prepaid expenses and other current assets	1,141
Property and equipment, net	1,270
Goodwill	9,763
Intangible assets and patents, net	292
Other assets	21
Total assets acquired	$13,933

Liabilities Assumed
Accounts payable and accrued expenses	$1,154
Deferred revenue	1,119
Deferred income taxes	78
Other long term liabilities	62
Total liabilities assumed	$2,413

Net assets acquired	$11,520

Pro forma financial information for the three and six month periods ended June 30, 2006 and 2005 as if the ComGenex acquisition had been completed as of January 1, 2005 has been excluded due to the immateriality of the operating results of ComGenex in relation to the Company’s consolidated operating results as a whole.

Note 3 — Earnings (Loss) Per Share

The shares used in the computation of the Company’s basic and diluted earnings (loss) per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Weighted average common shares outstanding	32,154	32,025	32,148	31,978
Dilutive effect of stock options	—	234	177	239
Dilutive effect of restricted stock	—	53	66	26
Weighted average common shares outstanding	32,154	32,312	32,391	32,243

The Company has excluded the effects of outstanding stock options and restricted stock from the calculation of diluted loss per share for the three months ended June 30, 2006 because such securities would be anti-dilutive. The Company has excluded certain outstanding stock options and warrants from the calculation of diluted earnings per share for the three months ended June 30, 2005, and the six months ended June 30, 2006 and 2005 because the exercise price was greater than the average market price of the Company’s common shares during that period, and as such, these options and warrants would be anti-dilutive. The weighted average number of anti-dilutive options, restricted shares, and warrants outstanding (before the effects of the treasury stock method) was 2,602 and 2,548 for the three months ended June 30, 2006 and 2005, respectively.  The weighted average number of anti-dilutive options and warrants outstanding (before the effects of the treasury stock method) was 1,951 and 2,726 for the six months ended June 30, 2006 and 2005, respectively.  These amounts are not included in the calculation of weighted average common shares outstanding.

Note 4 — Inventory

Inventory consisted of the following at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Raw materials	$7,774	$13,039
Work in process	2,108	2,188
Finished goods	14,703	15,029
Libraries, net of accumulated amortization	347	347
Total	$24,932	$30,603

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

We are currently marketing the Mt. Prospect Research Center facility for sale. The facility qualified for held for sale treatment in accordance with SFAS No. 144 during the fourth quarter of 2004. The long-lived assets associated with Mt. Prospect have been segregated to a separate line item in the unaudited condensed consolidated balance sheet until they are sold and depreciation expense has ceased with respect to those assets. At the time that the facility qualified for held for sale treatment in accordance with SFAS No. 144, we anticipated the completion of the sale of the facility by June 2006.  The Company previously disclosed that if a definitive agreement to sell the facility was not in place as of June 30, 2006, it would reassess the classification of the facility as held for sale in accordance with SFAS No. 144 at that time.  The Company was not able to secure a definitive agreement to sell the facility as of June 30, 2006.  Accordingly, and in connection with the preparation of its second quarter unaudited condensed consolidated financial statements, the Company reassessed Mt. Prospect as a held for sale facility.

As a result of this assessment, the Company reaffirmed its intention to sell the Mt. Prospect facility, and determined that a $3,376 write-down of the carrying value of the facility was required.  Management has estimated the fair value based upon its intention to sell the facility within twelve months and comparable real estate transactions in the facility’s market area.

At June 30, 2006, the Company had recorded restructuring liabilities totaling $220 related to asset disposal costs, including brokerage commissions, legal fees, and marketing expenses associated with the planned sale of the Mt. Prospect Research Center facility. These restructuring liabilities are included in accounts payable and accrued expenses in the Company’s unaudited condensed consolidated balance sheet. The Company’s restructuring liabilities decreased by $292 during the quarter ended June 30, 2006, representing a reduction of estimated brokerage commissions as a result of the reduction in carrying value and estimated sales price of the Mt. Prospect facility as described above.

Note 6 — Goodwill and Intangible Assets

The carrying amounts of goodwill, by the Company’s Discovery/Development/Small Scale Manufacturing (“DDS”) and Large Scale Manufacturing (“LSM”) operating segments, as of June 30, 2006 and December 31, 2005 are as follows:

	DDS	LSM	Total

June 30, 2006	$12,451	$23,060	$35,511

December 31, 2005	$2,687	$23,060	$25,747

The increase in goodwill within the DDS segment from December 31, 2005 to June 30, 2006 is related to the Company’s acquisition of ComGenex described in Note 2.

The components of intangible assets are as follows:

	Cost	Accumulated Amortization	Net	Amortization Period
June 30, 2006
Patents and Licensing Rights	$2,201	$(541)	$1,660	2-16 years

December 31, 2005
Patents and Licensing Rights	$1,811	$(377)	$1,434	16 years

Amortization expense related to intangible assets was $136 and $26 for the three months ended June 30, 2006 and 2005, respectively and $164 and $49, for the six months ended June 30, 2006 and 2005 respectively.  Estimated future annual amortization expense related to intangible assets is approximately $117 for the remainder of 2006, $216 for 2007, $135 for 2008, $123 for 2009 and $116 for 2010.

Note 7 - Defined Benefit and Postretirement Welfare Plan

Organichem Corporation previously provided retirement benefits under two non-contributory defined benefit plans and a non-contributory, unfunded post-retirement welfare plan. Future benefits under the defined benefit plans and for salaried participants in the post-retirement welfare plan have been frozen.

Components of Net Periodic Benefit Cost

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005	2006	2005	2006	2005

Service cost	$—	$—	$19	$11	$—	$—	$36	$22
Interest cost	303	264	8	4	597	581	15	8
Expected return on plan assets	(341)	(319)	—	—	(675)	(615)	—	—
Recognized net loss	23	10	3	—	26	10	5	—
Net periodic benefit (income) cost	$(15)	$(45)	$30	$15	$(52)	$(24)	$56	$30

Employer Contributions

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2005 that it expected to contribute $1,014 to its pension plan in 2006.  As of June 30, 2006, $737 in contributions have been made.  The Company continues to anticipate contributing the additional $277 to fund its pension plan in 2006.

Note 8 — Share-Based Payments

During the three and six months ended June 30, 2006 and 2005, the Company recognized total share based compensation cost, net of tax, of $212 and $397, and $89 and $105, respectively, in its unaudited condensed consolidated statements of income. During the three and six months ended June 30, 2005, the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its share-based payments.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its share-based payments during 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$7,294	$12,890
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	89	105
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,009)	(2,097)
Pro Forma net income	$6,374	$10,898

Earnings per share:
Basic as reported	$0.23	$0.40
Basic pro-forma	$0.20	$0.34

Diluted as reported	$0.23	$0.40
Diluted pro-forma	$0.20	$0.34

The Company grants share-based payments, including restricted shares,  under its 1998 Stock Option and Incentive Plan, as well as its 1998 Employee Stock Purchase Plan. Information regarding the Company’s share-based payment arrangements follows:

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

A summary of unvested restricted stock activity as of June 30, 2006 and changes during the six months then ended is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2005	257	$8.75
Granted	169	$10.15
Vested	—	—
Forfeited	(6)	$8.45
Outstanding, June 30, 2006	420	$9.31

The weighted average fair value of restricted shares granted during the six months ended June 30, 2006 and 2005 were $10.15 and $8.45, respectively. As of June 30, 2006, there was $3,305 of total unrecognized compensation cost related to non-vested restricted shares. That cost is expected to be recognized over a weighted-average period of 4.18 years. No restricted shares vested during the six months ended June 30, 2006 and 2005.

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

The following weighted-average assumptions were used to determine the per share weighted-average fair value of stock options granted during the six months ended June 30, 2006 and 2005:

	For the Six Months Ended
	June 30, 2006	June 30, 2005
Expected life in years	5	5
Interest rate	4.99%	3.87%
Volatility	42%	52%
Dividend yield	—	—

A summary of stock option activity under the Company’s stock option plan as of June 30, 2006 and changes during the six month period then ended is presented below:

	Number of Shares	Weighted Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2006	2,246	$19.97
Granted	85	$10.15
Exercised	(8)	$1.59
Forfeited	(44)	$24.33
Expired	(11)	$1.09
Outstanding, June 30, 2006	2,268	$19.68	5.6	$1,934
Options exercisable, June 30, 2006	2,047	$20.59	5.2	$1,885

The weighted average fair value per share of stock options granted during the six months ended June 30, 2006 and 2005 was $4.45 and $5.07, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2006 and 2005 was $70 and $1,315, respectively.

As of June 30, 2006, there was $1,097 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.72 years. The total fair value of shares vested during the six months ended June 30, 2006 and 2005 was $211 and $5,112, respectively.

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

During the six months ended June 30, 2006 and 2005, 18 and 20 shares, respectively, were issued under the Purchase Plan.  During the six months ended June 30, 2006 and 2005, cash received from stock option exercises and employee stock purchase plan purchases was $276 and $947, respectively. The actual tax benefit realized for the tax deductions from stock option exercises was $0 and $356 during the six months ended June 30, 2006 and 2005.

Note 9 — Operating Segment Data

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

The following table contains earnings data by operating segment, reconciled to totals included in the unaudited condensed consolidated financial statements:

	Contract Revenue	Recurring Royalty Revenue	Operating (loss) income	Depreciation and Amortization
For the three months ended June 30, 2006
DDS	$17,614	$7,200	$8,067	$2,314
LSM	20,769	—	1,223	1,482
Corporate	—	—	(10,417)	—
Total	$38,383	$7,200	$(1,127)	$3,796

For the three months ended June 30, 2005
DDS	$13,356	$15,892	$16,786	$2,435
LSM	22,592	—	4,133	1,392
Corporate	—	—	(9,874)	—
Total	$35,948	$15,892	$11,045	$3,827

For the six months ended June 30, 2006
DDS	$34,557	$14,378	$18,745	$4,482
LSM	40,014	—	1,970	2,990
Corporate	—	—	(19,889)	—
Total	$74,571	$14,378	$826	$7,472

For the six months ended June 30, 2005
DDS	$26,953	$27,900	$30,486	$4,919
LSM	45,621	—	8,730	2,846
Corporate	—	—	(19,815)	—
Total	$72,574	$27,900	$19,401	$7,765

The following table summarizes other information by segment as of June 30, 2006:

	As of June 30, 2006
(in thousands)	DDS	LSM	Total

Total assets	$236,212	$128,798	$365,010
Goodwill included in total assets	12,451	23,060	35,511
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	6,610	3,130	9,740

The following table summarizes other information by segment as of June 30, 2005:

	As of June 30, 2005
(in thousands)	DDS	LSM	Total

Total assets	$262,299	$132,005	$394,304
Goodwill included in total assets	2,687	23,060	25,747
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	2,189	4,385	6,574

Note 10 — Financial Information by Customer Concentration and Geographic Area

Total contract revenue from DDS’ three largest customers represented approximately 13%, 9% and 7% of AMR’s total contract revenue for the three months ended June 30, 2006, and 15%, 8% and 4% of total contract revenue for the three months ended June 30, 2005. Total contract revenue from DDS’ three largest customers represented approximately 13%, 9% and 6% of AMR’s total contract revenue for the six months ended June 30, 2006, and 15%, 10% and 3% of total contract revenue for the six months ended June 30, 2005.  Total contract revenue from LSM’s largest customer, GE Healthcare (GE), represented 47% and 71% of LSM’s total contract revenue for the three months ended June 30, 2006 and 2005, respectively.  Total contract revenue from GE represented 52% and 76% of LSM’s total contract revenue for the six months ended June 30, 2006 and 2005, respectively.  GE accounted for approximately 28% and 48% of the Company’s total contract revenue for the six months ended June 30, 2006 and 2005, respectively.  In 2005, GE discontinued its purchases of one of the products it received from the Company, and made all of its 2005 purchases in the first half of the year.  Sales of this product totaled $16,962 in the first half of 2005.

The Company’s total contract revenue for the three and six months ended June 30, 2006 and 2005 was recognized from customers in the following geographic regions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

United States	64%	49%	64%	49%
Europe	33	48	34	49%
Other	3	3	2	2

Total	100%	100%	100%	100%

Note 11 — Comprehensive (Loss) Income

The following table presents the components of the Company’s comprehensive (loss) income for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Net income (loss)	$(353)	$7,294	$1,541	$12,890

Other comprehensive loss:
Change in unrealized gain (loss) on available-for-sale securities, net of taxes	20	83	34	(43)
Change in unrealized (loss) gain on interest rate swap, net of taxes	—	(55)	17	60
Foreign currency translation loss	(145)	(19)	(131)	(50)
Total comprehensive income (loss)	$(478)	$7,303	$1,461	$12,857

Note 12 — Legal Proceedings

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

In response to the filings described above, beginning in 2001, Aventis Pharmaceuticals filed patent infringement lawsuits against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Dr. Reddy’s Laboratories, Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., and Sandoz. Each of the lawsuits was filed in the U.S. District Court in New Jersey and alleges infringement of one or more patents owned by Aventis Pharmaceuticals. Further, beginning in March 5, 2004, AMR Technology, along with Aventis Pharmaceuticals, filed suit in the U.S. District Court in New Jersey against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Dr. Reddy’s Laboratories, Amino Chemicals, Ltd., Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., DiPharma S.P.A., DiPharma Francis s.r.l., and Sandoz, Inc., asserting infringement of two of our U.S. patents that are exclusively licensed to Aventis Pharmaceuticals relating to Allegra and Allegra-D products.

In the pending litigations, Aventis Pharmaceuticals and AMR Technology have entered into covenants not to sue the defendants other than  DiPharma S.P.A., DiPharma Francis s.r.l., under U.S. Patent No. 5,578,610, which patent has not been asserted in the litigation but which Aventis Pharmaceuticals exclusively licenses from us. However, we and Aventis Pharmaceuticals have agreed that Aventis Pharmaceuticals will continue to pay royalties to us based on that patent under our original license agreement with Aventis Pharmaceuticals. Under our arrangements with Aventis Pharmaceuticals, we will receive royalties until expiration of the underlying patents (2013 for U.S. Patent No. 5,578,610 and 2015 for U.S. Patent No. 5,750,703) unless the patents are earlier determined to be invalid.

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

On September 20, 2005, AMR Technology, along with Aventis Pharmaceuticals, filed a Motion for Preliminary Injunction in the U.S. District Court in New Jersey seeking to enjoin Barr Pharmaceuticals, Inc., Teva Pharmaceuticals Ltd., Ranbaxy Laboratories, Ltd. and Amino Chemicals, Ltd. from the sale of generic versions of Allegra in the United States. On January 30, 2006, the U.S. District Court denied the request by AMR Technology and Aventis Pharmaceuticals for a preliminary injunction. A notice of appeal to the U.S. Court of Appeals for the Federal Circuit was filed on February 2, 2006 and briefing on that appeal is now complete.

Subsequent to the preliminary injunction proceeding, Dr. Reddy’s Laboratories has engaged in an at-risk launch of generic fexofenadine products.

Should the Company be unsuccessful in defending these patents, the Company would continue to experience a material decrease in operating cash flows and a material adverse effect on our results of operations and financial condition.

Note 13 — Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  Among other things, FIN 48 requires the application of a “more likely than not” threshold to the recognition and derecognition of tax positions, and provides for enhanced quantitative and qualitative disclosures regarding unrecognized tax benefits resulting from tax positions taken by an entity.  This Interpretation applies to the Company effective January 1, 2007.   The Company is currently assessing the impact of applying this Interpretation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our results of operations and financial condition should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the Notes thereto included within this report. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “intend,” “expect,” “anticipate,” “believe,” and “continue” or similar words and include, but are not limited to, statements concerning the Mount Prospect Research Center, pension and postretirement benefit costs, GE Healthcare and the sales of products to GE Healthcare in 2006, demand for our products, contract revenues, costs and margins and the Company’s implementation of process management improvements and cost savings initiatives, patent protection and the ongoing Allegra patent infringement litigation, Allegra royalty revenue, customer spending and business trends, foreign operations (including Singapore, India and Hungary), access to foreign markets, clinical supply and commercial product manufacturing, management’s strategic plans, drug discovery, product commercialization, license arrangements, research and development projects and expenses, selling, general and administrative expenses and tax rates. The Company’s actual results may differ materially from such forward-looking statements as a result of numerous factors, some of which the Company may not be able to predict and may not be within the Company’s control. Factors that could cause such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 16, 2006, and as amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on May 9, 2006, and in Part II Item 1A, “Risk Factors,” in this Form 10-Q. All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future. References to “we,” “us,” and “our,” refer to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole.

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

Our total revenue for the quarter ended June 30, 2006 was $45.6 million, as compared to $51.8 million for the quarter ended June 30, 2005. Recurring royalty revenues decreased $8.7 million from the quarter ended June 30, 2005 due to the impact of the at-risk launch of generic fexofenadine by Barr Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. on U.S. sales of Allegra by Sanofi-Aventis.

Contract chemistry services revenue for the second quarter of 2006 was $38.4 million, compared to $35.9 million in the second quarter of 2005. Discovery, development, and small scale manufacturing (DDS) revenues increased $4.3 million from the quarter ended June 30, 2005 due to increased worldwide demand for these services, the recognition of license fees resulting from our licensing and research agreement with BMS, and incremental revenues resulting from the February 28, 2006 acquisition of ComGenex (now known as AMRI Hungary), a drug discovery service company in Budapest, Hungary. These increases were offset by a decrease in large scale manufacturing revenue of $1.8 million, which resulted from the discontinuation of sales of one of the products sold to our large scale manufacturing (LSM) facility’s largest customer, GE Healthcare (GE). GE discontinued its purchases of this product after the first half of 2005. Sales of this product totaled $7.0 million in the second quarter of 2005. This decrease was largely offset by the continued diversification of our revenue streams. We increased revenue from the production of clinical supply materials for use in advance stage human trials by $2.8 million, or 73%. The second quarter also experienced increased demand for the remaining product we supply to GE Healthcare, which contributed an additional $0.4 million of revenue. We expect total sales of this product for 2006 to be relatively consistent with 2005. The decrease was further offset by a $2.0 million increase in sales of commercial products to customers other than GE due to the timing of customer requirements. We expect the trend of increased demand for these products to continue throughout 2006.

Consolidated gross margin was 15.4% for the quarter ended June 30, 2006 compared to 18.4% for the quarter ended June 30, 2005. Gross margin at the DDS operating segment increased to 26.5% in the second quarter of 2006 compared to 18.6% for the same period in 2005, primarily resulting from increased contract revenues in relation to the fixed cost components of the DDS segment. Gross margin at the LSM operating segment was 5.9% in the second quarter of 2006, compared with a gross margin of 18.3% in the second quarter of 2005. The decrease in gross margin from the second quarter of 2005 is due to the continued transition of our large-scale manufacturing facility from specializing in the repetitive manufacturing of commercial products for one customer to the non-repetitive manufacturing of clinical supply compounds and commercial products for numerous customers.

During the quarter ended June 30, 2006, we generated $5.7 million in cash from operations and spent $4.9 million in capital on our facilities and equipment, primarily related to the development of our enterprise resource planning (“ERP”) system, the outfitting of our laboratory facilities in Singapore and India, and the expansion of our large-scale manufacturing suites.  As of June 30, 2006, we had $107.0 million in cash, cash equivalents and investments and $20.7 million in bank and other related debt.

The trends that began to emerge in chemistry outsourcing during 2005 continued through the second quarter of 2006. We continued to experience strong demand for our developmental and small-scale cGMP manufacturing services, further extending a growth trend that began in the second half of 2004 that is reflective of a reduction in budgetary constraints and increased efforts to bring identified compounds into clinical trials on the part of our pharmaceutical and biotechnology customers. Pricing for our services remained extremely competitive, and the trend of sourcing contracted chemistry services to lower-cost providers continued. Our ability to provide discovery services under a variety of business models and cost structures by incorporating our lower cost international facilities that were established in India and Singapore in 2005 continued to be well-received by our customers. The resulting increase in worldwide demand for our discovery services, which began in the latter portion of 2005 and ended a two-year period of declining demand for these services, continued through the second quarter of 2006. In addition, the acquisition of AMRI Hungary on February 28, 2006 provided incremental discovery services revenues in the second quarter. We expect the acquisition of AMRI Hungary to provide significantly increased access to European markets, as well as another lower-cost environment that will allow us to further diversify the business models and cost structures that are available to our customers.

We also continued to transition and expand our clinical supply manufacturing revenue stream at our large-scale manufacturing facility, enabling us to seamlessly transfer our customers’ clinical supply manufacturing projects through the drug discovery and development process from the development of these materials at our smaller scale chemistry laboratories to large-scale production for use in advanced stage human trials. Clinical supply manufacturing supplements our large-scale  facility’s legacy services, which include cGMP commercial production, as well as high potency and controlled drug substance manufacturing, and is expected to assist us in recovering lost revenues resulting from the 2005 discontinuation of purchases of one of the products that we sold to GE Healthcare. Sales of this product totaled $17.0 million in 2005, which represented 21% of large scale manufacturing revenue for the year ended December 31, 2005. In addition, clinical supply manufacturing presents additional commercial production opportunities, as we seek to enter into comprehensive agreements with our customers that also provide for commercial supply of these materials upon meeting regulatory approval.   The Company entered into two of these types of agreements during the second quarter, and we currently expect the commercial manufacturing of a product under one of these contracts to begin in the fourth quarter of 2006.  Clinical supply manufacturing represented 31% of our large-scale manufacturing revenue in the second quarter of 2006, compared to 17% in the second quarter of 2005. We are currently exploring process enhancements and cost saving opportunities that will enable us to improve the efficiency and profitability of our LSM segment. We are also evaluating opportunities to leverage our large-scale cGMP production facilities, including identifying niche products to manufacture such as active pharmaceutical ingredients (“API”) for use in generic versions of compounds whose patents have expired or will be expiring, as well as assessing complementary lines of business that support cGMP production.

Results of Operations – Three Months and Six Months Ended June 30, 2006 Compared to Three Months and Six Months Ended June 30, 2005

Revenues

Total contract revenue

Contract revenue consists primarily of fees earned under contracts with our third party customers.  Our contract revenues for each of our DDS and LSM segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005

DDS	$17,614	$13,356	$34,557	$26,953
LSM	20,769	22,592	$40,014	$45,621
Total	$38,383	$35,948	$74,571	$72,574

DDS contract revenues for the quarter ended June 30, 2006, increased $4.2 million to $17.6 million as compared to $13.4 million for the same quarter in the prior year.  The increase is due to an increase in contract revenue from chemical development, small-scale GMP manufacturing and analytical services of $1.2 million as customers continue to focus on development-stage projects. In addition, discovery services revenue increased $3.1 million due to the recognition of license fee and FTE service revenues resulting from our License and Research Agreement with BMS, strong demand for discovery services provided through our lower-cost facilities in Singapore and India, and the addition of $1.8 million in revenue from AMRI Hungary. We currently expect the overall growth trends in DDS contract revenues noted above to continue in 2006.

LSM contract revenues for the second quarter of 2006 were $20.8 million, a decrease of $1.8 million compared to contract revenue of $22.6 million during the second quarter of 2005.  The decrease was due to the discontinuation of purchases of one of the products sold to our largest LSM customer, GE Healthcare. Sales of this product, which were discontinued at the end of the second quarter of 2005, totaled $7.0 million in the second quarter of 2005. This decrease was largely offset by the continued diversification of our revenue streams. We increased revenue from the production of clinical supply materials for use in advance stage human trials by $2.8 million, or 73%. The first quarter also experienced increased demand for the remaining product we supply to GE Healthcare, which contributed an additional $0.4 million of revenue. We currently expect total sales of this product for 2006 to be relatively consistent with 2005. The decrease was further offset by a $2.0 million increase in sales of commercial products to customers other than GE. We expect the trend of increased demand for these products to continue throughout 2006. We continue to expand our clinical supply manufacturing capabilities with the objectives of supplementing and replacing existing and discontinued commercial manufacturing revenues. In addition, we currently expect clinical supply manufacturing to serve as a source for additional long-term commercial manufacturing opportunities, as we seek to enter into comprehensive agreements with our customers that also provide for commercial supply of these materials upon meeting regulatory approval. Clinical supply manufacturing revenue represented 31% of total LSM contract revenue for the quarter ended June 30, 2006, compared to 17% of total LSM contract revenue for the quarter ended June 30, 2005. We currently expect the trend of increased growth in clinical supply manufacturing to continue in 2006.

For the six months ended June 30, 2006, DDS contract revenue has increased 28.2% from the six months ended June 30, 2005, due to increased worldwide demand for discovery, development, small-scale GMP manufacturing and analytical services as noted above, and the addition of $2.2 million in revenues from AMRI Hungary.  LSM contract revenues for the six months ended June 30, 2006 decreased 12.3% from the six months ended June 30, 2005 due to the discontinuation of purchases  of one of LSM’s products by GE in the second quarter of 2005.  Sales of this product totaled $17.0 million for the six months ended June 30, 2005.  This decrease is largely offset by sales of clinical supply products for advanced stage human clinical trials as described above, as well as increases in other commercial products due to the timing of customer delivery requirements.

Recurring royalty revenue

We earn royalties under our licensing agreement with Sanofi-Aventis S.A. for the active ingredient in Allegra.  Royalties were as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2006	2005	2006	2005
(in thousands)
$7,200	$15,892	$14,378	$27,900

Recurring royalties decreased 54.7% to $7.2 million for the quarter ended June 30, 2006 from $15.9 million for the quarter ended June 30, 2005. The decrease is primarily attributable to the at-risk launch of generic fexofenadine by Barr Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. in September 2005, which has had a material adverse impact on U.S. sales of Allegra.

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

On September 20, 2005, we and Aventis Pharmaceuticals filed a Motion for Preliminary Injunction in the U.S. District Court in New Jersey seeking to enjoin Barr Pharmaceuticals, Inc., Teva Pharmaceuticals Ltd., Ranbaxy Laboratories, Ltd. and Amino Chemicals, Ltd. from the sale of generic versions of Allegra in the United States. Our motion was denied on January 30, 2006. We continue to forcefully and vigorously defend our intellectual property related to Allegra. We have filed an appeal of the ruling on the preliminary injunction matter, and we continue to pursue our intellectual property rights as the patent infringement litigation progresses. However, should we or Aventis be unsuccessful in defending these patents we would continue to experience a material decrease in royalty revenues. Furthermore, the entrance of additional generic competitors upon the expiration of Barr’s 180-day exclusivity period for marketing generic fexonfenadine or an at-risk launch of a generic version of Allegra-D by a generic competitor could result in further decreases in royalty revenues.

Costs and Expenses

Cost of contract revenue

Our cost of contract revenue consists primarily of compensation and associated fringe benefits for employees, chemicals, depreciation and other indirect project related costs.  Cost of contract revenue for our DDS and LSM segments were as follows:

Segment	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005

DDS	$12,943	$10,868	$25,588	$21,572
LSM	19,546	18,459	38,044	36,891
Total	$32,489	$29,327	$63,632	$58,463

DDS Gross Margin	26.5%	18.6%	26.0%	20.0%
LSM Gross Margin	5.9%	18.3%	4.9%	19.1%
Total Gross Margin	15.4%	18.4%	14.7%	19.4%

DDS had a contract revenue gross margin of 26.5% and 26.0% for the three and six months ended June 30, 2006, respectively, compared to contract revenue gross margin of 18.6% and 20.0% for the same periods in 2005.  The increase in gross margin largely resulted from the increase in contract revenues in relation to the fixed cost components of  the DDS contract business, including the addition of license fee revenues associated with our Licensing and Research Agreement with BMS. The recognition of license fees contributed approximately $0.7 million and $1.4 million to DDS contract revenue for the three and six months ended June 30, 2006, respectively, with no corresponding incremental costs. DDS contract gross margin was also favorably impacted by a $0.3 million  and $0.6 million decrease in the amortization of the Company’s chemical compound and natural product library inventories for the three and six months ended June 30, 2006, respectively, due to the impairment of these libraries in the fourth quarter of 2005. This item was offset by increased salary and benefit expenses due to annual merit increases and the recognition of additional share-based compensation expense under SFAS No. 123(R). We currently expect DDS contract margins over the balance of the year to remain consistent with the margins earned in the second quarter of 2006.

LSM’s contract revenue gross margin decreased to 5.9% and 4.9% for the three and six months ended June 30, 2006 compared to 18.3% and 19.1% for the same periods in 2005.  The decrease is due to the transition of our large-scale manufacturing facility from specializing in the repetitive manufacturing of commercial products to the non-repetitive manufacturing of clinical supply compounds for numerous customers for use in clinical trials.  We currently expect gross margins to increase in future periods from the margins earned in the second quarter of 2006 as we continue to implement process management improvements and cost savings initiatives in an effort to maximize the efficiency and profitability of our clinical supply manufacturing operations.  LSM margins are currently expected to be further positively impacted in the fourth quarter of 2006 by the addition of commercial manufacturing resulting from clinical supply products that are expected to receive regulatory approval, and for which we have commercial manufacturing agreements in place.

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

Three Months Ended June 30,		Six Months Ended June 30,
2006	2005	2006	2005
(in thousands)

$720	$1,594	$1,518	$2,795

The decrease for the three and six months ended June 30, 2006 was attributed to decreased Allegra royalties for 2006 as compared to 2005, partially offset by technology incentive awards paid to employees involved in the development our proprietary amine neurotransmitter reuptake inhibitors as a result of the successful licensing of this technology to BMS.

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

Research and development expenses were as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2006	2005	2006	2005
(in thousands)

$2,631	$3,480	$5,342	$6,969

The decrease in R&D expense during the three months and six months ended June 30, 2006 is due primarily to the fact that we licensed our CNS programs, which represented our most significant investment in R&D in 2005, to BMS in October 2005. As a result, after signing the agreement in October 2005, we did not incur significant R&D expenditures that would have been necessary to further advance these programs. In addition, certain costs associated with these programs, primarily consisting of compensation, employee benefit, and overhead costs related to the AMRI scientific personnel working on these programs have been allocated to cost of contract revenue related to the contract research we are performing for BMS in conjunction with the Licensing and Research Agreement.  We currently expect R&D expenses to remain consistent in future periods from the amounts incurred in the second quarter of 2006 as we continue to evaluate and advance our early to middle-stage internal research programs.

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

Selling, general and administrative

Selling, general and administrative expenses consist of compensation and related fringe benefits for marketing and administrative employees, professional service fees, marketing costs and all costs related to facilities and information services.  Selling, general and administrative expenses were as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2006	2005	2006	2005
(in thousands)

$7,786	$6,394	$14,547	$12,846

The increase in selling, general, and administrative expenses for the three months ended June 30, 2006 is due to attributable primarily to $0.9 million in incremental administrative costs incurred at AMRI Hungary, which was acquired in February 2006.  In addition, compensation and benefit costs increased approximately $0.3 million from the second quarter of 2005 due to the addition of administrative and business development personnel throughout 2005 and the recognition of additional share-based compensation expense for unvested stock options and restricted stock grants under SFAS No. 123 (R).  The Company also incurred $0.3 million in  additional data processing costs associated with the implementation and maintenance of its ERP system.   These increases were partially offset by a decrease in administrative costs at our Singapore Research Centre of $0.2 million due to the elimination of administrative costs to establish the facility that were incurred in 2005.

The increase in selling, general, and administrative expenses for the six months ended June 30, 2006 is due to the addition of $1.3 million in incremental administrative costs associated with our international operations, an increase in salary and benefit expenses of $0.8 million due to the addition of administrative and business development personnel and the recognition of additional share-based compensation expense under SFAS No. 123 (R), an increase in data processing costs of $0.4 million due to the implementation and maintenance of the Company’s ERP system, and an increase in travel costs of $0.2 million associated with the Company’s international operations.  These increases are partially offset by a decrease in professional fees of $0.3 million due to an overall decrease in Sarbanes-Oxley compliance service costs,  as well as a $0.4 million refund of property taxes at our Mt. Prospect facility. For the remainder of the year, we expect selling, general and administrative costs to remain consistent with amounts incurred in the second quarter of 2006.

Impairment and Restructuring Charges

We are currently marketing the Mt. Prospect Research Center facility for sale. The facility qualified for held for sale treatment in accordance with SFAS No. 144 during the fourth quarter of 2004. At the time that the facility qualified for held for sale treatment in accordance with SFAS No. 144, we anticipated the completion of the sale of the facility by June 2006.  The Company previously disclosed that if a definitive agreement to sell the facility was not in place as of June 30, 2006, it would reassess the classification of the facility as held for sale in accordance with SFAS No. 144 at that time.  The Company was not able to secure a definitive agreement to sell the facility as of June 30, 2006.  Accordingly, and in connection with the preparation of its second quarter results, the Company reassessed Mt. Prospect as a held for sale facility.

As a result of this assessment, the Company reaffirmed its intention to sell the Mt. Prospect facility, and determined that a further write-down of the carrying value of the facility was required. Management has estimated the fair value based upon its intention to sell the facility within twelve months and comparable real estate transactions in the facility’s market area.  As a result of the reduction in the carrying value of Mt. Prospect facility, the Company also adjusted its accrued restructuring costs to reflect a reduction in the estimated sales commissions to be paid upon completion of the sale of the facility.  The Company recorded the following non-cash pre-tax items related to the Mt. Prospect facility:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005

Property and equipment impairment	$3,376	$—	$3,376	$—
Restructuring charge	(292)	—	$(292)	$—

Interest income (expense), net

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005

Interest expense	$(264)	$(563)	$(527)	$(1,041)
Interest income	930	883	$1,914	$1,561
Interest income (expense), net	$666	$320	$1,387	$520

The decrease in interest expense for the three and six months ended June 30, 2006 was due to the paydown of the $25.5 million outstanding balance on the Company’s line of credit in the third quarter of 2005.

The increase in interest income was due to increases in the rates earned on investment securities, interest bearing cash accounts and other short-term cash equivalents, partially offset by decreases in the underlying interest-earning balances held by the Company.

Income tax expense (benefit)

Three Months Ended June 30,		Six Months Ended June 30,
2006	2005	2006	2005
(in thousands)

$(228)	$4,138	$584	$7,101

The decrease in tax expense for the three months ended June 30, 2006 is due primarily to a decrease in pre-tax income from the three months ended June 30, 2005, due largely to the decrease in Allegra royalty revenues and the Mt. Prospect impairment charge incurred during the quarter. In addition, the Company’s effective tax rate increased from 36.2% of pre-tax income for the three months ended June 30, 2005 to 39.2% of pre-tax loss for the three months ended June 30, 2006. The change in the effective rate in the quarter resulted primarily from a decrease in the estimated full year effective tax rate from 30.0% to 27.5% of pre-tax income. The decrease in the 2006 effective tax rate from 35.1% for the year ended December 31, 2005 is due to  the consistency of the Company’s deductible items and non-taxable earnings and a decrease in pre-tax income, as well as the benefit recognized from tax holidays that the Company has been granted on earnings from certain of its foreign operations.

The decrease in tax expense for the six months ended June 30, 2006 is due primarily to a decrease in pre-tax income from the six months ended June 30, 2005, due largely to the decrease in Allegra royalty revenues and the Mt. Prospect impairment charge incurred during the second quarter. In addition, the Company’s effective tax rate decreased from 35.5% of pre-tax income for the six months ended June 30, 2005 to 27.5% of pre-tax income for the six months ended June 30, 2006. The is due to the consistency of the Company’s deductible items and non-taxable earnings and a decrease in pre-tax income, as well as the benefit recognized from tax holidays that the Company has been granted on earnings from certain of its foreign operations.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities. During the first six months of 2006, we generated cash of $2.5 million from operating activities. Cash provided by operations during the first six months of 2006 decreased from the first six months of 2005 due to a decrease in Allegra royalty receipts of $10.7 million and an increase in income tax payments of $5.0 million, including a one-time $2.8 million income tax payment related to the receipt of the $8 million license fee from Bristol-Myers Squibb Company (“BMS”) in the fourth quarter of 2005. The primary sources of operating cash flows are payments received for the performance of contracted chemistry services and royalty payments received from Sanofi-Aventis based upon a percentage of sales of Allegra. The primary uses of operating cash flows are the payment of compensation and benefits to both scientific and administrative personnel, purchases of inventory and supplies, and payment of occupancy costs. A substantial majority of the uses of operating cash flows pertain to the Company’s research and development and contract service business activities.

During the first six months of 2006, we used $12.8 million in investing activities, resulting from the use of $11.2 million related to the acquisition of AMRI Hungary and $9.7 million for the acquisition of property and equipment, partially offset by net proceeds from investment securities transactions of $8.2 million. During the first three months of 2006, we used $2.2 million for financing activities, consisting of $2.4 million in long-term debt repayments, offset by $0.3 million provided by proceeds from our stock purchase plan and stock option exercises.

Working capital was $143.0 million at June 30, 2006 as compared to $158.8 million as of December 31, 2005. The primary sources of the decrease were the use of cash and investments to fund capital expenditures and the acquisition of AMRI Hungary, a decrease in inventory due to the timing of shipments to our large scale manufacturing customers, and a decrease in the carrying value of our held-for-sale Mt. Prospect facility. These decreases were partially offset by a decrease in deferred revenue due primarily to the recognition of deferred up-front licensing fees received in conjunction with our Licensing and Research Agreement with BMS as well as the completion of the revenue recognition process on several fixed fee contracts. During 2006, we currently anticipate making $1.0 million in defined benefit pension plan contributions, $0.7 million of which was paid in the first half of the year. There have been no significant changes in future maturities on our long-term debt since December 31, 2005.

We entered into a credit facility consisting of a $30.0 million term loan and a $35.0 million line of credit during 2003. The term loan matures in February, 2008. As of June 30, 2006, the interest rate on $11.4 million of the outstanding term loan balance was 4.36% and the interest rate on the remaining $5.7 million was 5.98%. The line of credit matures in June, 2010. The line of credit bears interest at a variable rate based on the Company’s leverage ratio. As of June 30, 2006, the outstanding balance of the line of credit was $0. The credit facility contains certain financial covenants, including a maximum leverage ratio, a minimum required operating cash flow coverage ratio, a minimum earnings before interest and taxes to interest ratio and a minimum current ratio. Other covenants include limits on asset disposals and the payment of dividends. As of June 30, 2006 we were in compliance with all covenants under the credit facility.

The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” under Item 7 of our 2005 Form 10-K. Excluding the repayment of $2.4 million of outstanding debt, and $0.7 million in defined benefit pension plan contributions, as described above, there have been no material changes to our contractual obligations since December 31, 2005.

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

The recurring royalties we receive on the sales of Allegra/Telfast have historically provided a material portion of our operating cash flows. As discussed in Part II, Item 1 of this Form 10-Q, several generic manufacturers have filed ANDA applications with the FDA seeking authorization to produce and market a generic version of Allegra. We and Aventis Pharmaceuticals have filed several patent infringement suits against these generic companies alleging infringement of certain U.S. patents. On September 6, 2005, Barr Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. announced that they had entered into an agreement for the launch of Fexofenadine Hydrochloride 30 mg, 60 mg and 180 mg tablets, the generic version of Allegra tablets in the United States. The launch of the generic product is considered an “at-risk” launch due to the on-going litigation. The at-risk launch of generic fexofenadine has had a material adverse impact on U.S. sales of Allegra by Sanofi-Aventis and in turn, the royalties earned by us on those sales. On September 20, 2005, we and Aventis Pharmaceuticals filed a Motion for Preliminary Injunction in the U.S. District Court in New Jersey seeking to enjoin Barr Pharmaceuticals,  Inc., Teva Pharmaceuticals Ltd., Ranbaxy Laboratories, Ltd. and Amino Chemicals, Ltd. from the sale of generic versions of Allegra in the United States. Our motion was denied on January 30, 2006. We continue to forcefully and vigorously defend our intellectual property related to Allegra. We have filed an appeal of the ruling on the preliminary injunction matter, and we continue to pursue our intellectual property rights as the patent infringement litigation progresses. However, should we or Aventis be unsuccessful in defending these patents we would continue to experience a material decrease in royalty revenues and operating cash flows.

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

As allowed under SFAS No. 123 (R), the Company elected the modified prospective method of adoption, under which compensation cost is recognized in the financial statements beginning with the effective date of SFAS No. 123 (R) for all share-based payments granted after that date, and for all unvested awards granted prior to the effective date of SFAS No. 123 (R). Accordingly, prior period amounts have not been restated. The Company recognized incremental compensation expense, net of taxes, of approximately $212 and $397 in the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2006, respectively, as a result of the adoption of SFAS No. 123 (R).

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report our management conducted an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We intend to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

In response to the filings described above, beginning in 2001, Aventis Pharmaceuticals filed patent infringement lawsuits against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Dr. Reddy’s Laboratories, Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., and Sandoz. Each of the lawsuits was filed in the U.S. District Court in New Jersey and alleges infringement of one or more patents owned by Aventis Pharmaceuticals. Further, beginning in March 5, 2004, AMR Technology, along with Aventis Pharmaceuticals, filed suit in the U.S. District Court in New Jersey against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Dr. Reddy’s Laboratories, Amino Chemicals, Ltd., Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., DiPharma S.P.A., DiPharma Francis s.r.l., and Sandoz, Inc., asserting infringement of two of our U.S. patents that are exclusively licensed to Aventis Pharmaceuticals relating to Allegra and Allegra-D products.

In the pending litigations, Aventis Pharmaceuticals and AMR Technology have entered into covenants not to sue the defendants other than  DiPharma S.P.A., DiPharma Francis s.r.l., under U.S. Patent No. 5,578,610, which patent has not been asserted in the litigation but which Aventis Pharmaceuticals exclusively licenses from us. However, we and Aventis Pharmaceuticals have agreed that Aventis Pharmaceuticals will continue to pay royalties to us based on that patent under our original license agreement with Aventis Pharmaceuticals. Under our arrangements with Aventis Pharmaceuticals, we will receive royalties until expiration of the underlying patents (2013 for U.S. Patent No. 5,578,610 and 2015 for U.S. Patent No. 5,750,703) unless the patents are earlier determined to be invalid.

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

On September 20, 2005, AMR Technology, along with Aventis Pharmaceuticals, filed a Motion for Preliminary Injunction in the U.S. District Court in New Jersey seeking to enjoin Barr Pharmaceuticals, Inc., Teva Pharmaceuticals Ltd., Ranbaxy Laboratories, Ltd. and Amino Chemicals, Ltd. from the sale of generic versions of Allegra in the United States. On January 30, 2006, the U.S. District Court denied the request by AMR Technology and Aventis Pharmaceuticals for a preliminary injunction. A notice of appeal to the U.S. Court of Appeals for the Federal Circuit was filed on February 2, 2006 and briefing on that appeal is now complete.

Subsequent to the preliminary injunction proceeding, Dr. Reddy’s Laboratories has engaged in an at-risk launch of generic fexofenadine products.

Should the Company be unsuccessful in defending these patents, the Company would continue to experience a material decrease in operating cash flows and a material adverse effect on our results of operations and financial condition.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. In addition to the risk described below, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our business may be adversely affected if we encounter complications in connection with our implementation of information management software.

In July 2006, we completed the first of several phases of the implementation of a new comprehensive enterprise resource planning (“ERP”) system to enhance operating efficiencies and provide more effective management of our business operations. Continuing and uninterrupted performance of our ERP system is critical to the success of our business strategy. Any material failure of our ERP system that interrupts or delays our operations could  adversely impact our ability to do the following in a timely manner and have a material adverse effect on our operations:

•                  report financial results;

•                  accurately reflect inventory costs;

•                  accept and process customer orders;

•                  receive inventory and ship products;

•                  invoice and collect receivables;

•                  place purchase orders and pay invoices; and

•                  accurately reflect all other business transactions related to the finance, order entry, purchasing, supply chain and human resource processes within the new ERP information system.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes with respect to the information on Quantitative and Qualitative Disclosures about Market Risk appearing in Part II, Item 7A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.                         Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders (the “Annual Meeting”) on June 1, 2006. At the Annual Meeting, stockholders of the Company voted to elect Paul S. Anderson, Donald E. Kuhla and Kevin O’Connor to serve as Class II Directors of the Company for three-year terms, such terms to continue until the Annual Meeting of Stockholders in 2009 and until their respective successors are duly elected and qualified. The votes cast for, and withheld from, the election of the aforementioned Directors are listed below:

	For	Withheld

Paul S. Anderson	28,555,672	1,055,453

Donald E. Kuhla	28,953,356	657,769

Kevin O’Connor	27,650,697	1,960,428

The following individuals continued as directors following the meeting: Thomas E. D’Ambra, Anthony P. Tartaglia, Frank W. Haydu, III and Arthur J. Roth. On July 28, 2006, Frank W. Haydu III resigned from the Board of Directors of the Company, including all committees of the Board of Directors on which he served.

Item 6.    Exhibits

(a)                      Exhibits.

10.1*                       Amended and Restated Employment Agreement, dated June 30, 2006, between Albany Molecular Research, Inc. and Thomas E. D’Ambra.

10.2*                       Form of Amended and Restated Employment Agreement, dated June 30, 2006, between Albany Molecular Research, Inc. and each of Mark T. Frost, Michael P. Trova and Kenton L. Shultis.

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

ALBANY MOLECULAR RESEARCH, INC.

Date: August 9, 2006	By:	/s/ Mark T. Frost
Mark T. Frost
Chief Financial Officer and Treasurer (Authorized Officer and Principal Financial Officer)