Form 10-Q
period 2006-09-30
ALBANY MOLECULAR RESEARCH INC
filed 2006-11-09
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006
Common Stock, $.01 par value	34,696,271

ALBANY MOLECULAR RESEARCH, INC.

PART I — FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except for per share data)	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Contract revenue	$37,907	$31,550	$112,478	$104,124
Recurring royalties	6,333	12,779	20,711	40,679
Total revenue	44,240	44,329	133,189	144,803

Cost of contract revenue	32,132	26,137	95,764	84,600
Technology incentive award	633	1,277	2,151	4,072
Research and development	2,583	4,070	7,925	11,039
Selling, general and administrative	8,112	6,331	22,659	19,177
Property and equipment impairment	—	—	3,084	—
Total costs and expenses	43,460	37,815	131,583	118,888

Income from operations	780	6,514	1,606	25,915

Interest income, net	759	561	2,146	1,081
Other income (expense), net	89	(137)	1	(67)

Income before income tax expense	1,628	6,938	3,753	26,929

Income tax expense	222	2,565	806	9,666

Net income	$1,406	$4,373	$2,947	$17,263

Basic earnings per share	$0.04	$0.14	$0.09	$0.54

Diluted earnings per share	$0.04	$0.13	$0.09	$0.53

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(Dollars and share amounts in thousands)	September 30, 2006	December 31, 2005

Assets
Current assets:
Cash and cash equivalents	$23,828	$27,606
Investment securities, available-for-sale	79,169	100,304
Accounts receivable, net	32,866	22,238
Royalty income receivable	6,038	6,247
Inventories	23,412	30,603
Prepaid expenses and other current assets	7,044	6,391
Property and equipment held for sale	2,000	5,376
Total current assets	174,357	198,765

Property, plant and equipment, net	154,041	151,078

Other assets:
Goodwill	36,312	25,747
Intangible assets and patents, net	1,854	1,434
Equity investments in unconsolidated affiliates	956	956
Other assets	1,221	1,202

Total assets	$368,741	$379,182

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$15,019	$14,375
Deferred revenue	7,193	12,537
Accrued pension benefits	1,014	1,014
Income taxes payable	2,526	7,466
Current installments of long-term debt	4,541	4,536
Total current liabilities	30,293	39,928

Long-term liabilities:
Long-term debt, excluding current installments	15,061	18,521
Deferred income taxes	4,452	5,080
Pension and postretirement benefits	1,319	2,356
Other long term liabilities	236	236
Total liabilities	51,361	66,121

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 100,000 shares authorized, 34,685 shares issued at September 30, 2006, and 34,471 shares issued at December 31, 2005	347	345
Additional paid-in capital	195,624	193,066
Unearned compensation — restricted stock	(3,094)	(1,921)
Accumulated other comprehensive loss	(410)	(395)
Retained earnings	162,084	159,137
Less, treasury shares at cost, 2,077 shares	(37,171)	(37,171)
Total stockholders’ equity	317,380	313,061
Total liabilities and stockholders’ equity	$368,741	$379,182

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
(Dollars in thousands)	September 30, 2006	September 30, 2005

Operating activities
Net income	$2,947	$17,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,319	11,536
Foreign exchange loss	4	9
Provision for (recovery of) bad debts	94	(72)
Deferred income tax (benefit) expense	(689)	1,921
Loss on disposal of property, plant and equipment	12	169
Stock-based compensation expense	874	256
Impairment of property, plant and equipment	3,084	—
Provision for obsolete inventories	1,046	—
(Increase) decrease in:
Accounts receivable	(9,721)	(6,316)
Royalty income receivable	209	(605)
Unbilled services	190	(217)
Inventory, prepaid expenses and other assets	6,396	(3,793)
(Decrease) increase in:
Accounts payable and accrued expenses	(609)	(1,234)
Income tax payable	(5,056)	3,049
Deferred revenue	(6,463)	2,772
Pension and postretirement benefits	(1,037)	(618)
Other long-term liabilities	—	(54)
Net cash provided by operating activities	2,600	24,066

Investing activities
Net purchases of investment securities	(117,341)	(95,083)
Proceeds from sale of investment securities	138,498	87,114
Purchase of business, net of cash acquired	(11,607)	—
Purchase of property, plant and equipment	(12,430)	(11,958)
Proceeds from disposal of property, plant and equipment	44	27
Payments for patent applications and other costs	(389)	(219)
Net cash used in investing activities	(3,225)	(20,119)

Financing activities
Principal payments on long-term debt	(3,517)	(28,998)
Proceeds from sale of common stock	477	1,225
Tax benefit from exercise of stock options	—	356
Net cash used in financing activities	(3,040)	(27,417)

Effect of exchange rate changes on cash flows	(113)	(67)

Decrease in cash and cash equivalents	(3,778)	(23,537)

Cash and cash equivalents at beginning of period	27,606	41,171

Cash and cash equivalents at end of period	$23,828	$17,634

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Use of Management Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results can vary from these estimates.

Contract Revenue Recognition

The Company’s contract revenue consists primarily of fees earned under contracts with third-party customers and reimbursed expenses under such contracts. The Company also seeks to include provisions in certain contracts which contain a combination of up-front licensing fees, milestone and royalty payments should the Company’s proprietary technology and expertise lead to the discovery of new products that reach the market. Reimbursed expenses consist of chemicals and other project specific costs. Generally, the Company’s contracts may be terminated by the customer upon 30 days’ to one year’s prior notice, depending on the size of the contract. The Company analyzes its agreements to determine whether the elements can be separated and accounted for individually or as a single unit of accounting in accordance with EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” and SAB 104, “Revenue Recognition”. Allocation of revenue to individual elements which qualify for separate accounting is based on the estimated fair value of the respective elements.

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

These contracts involve the Company’s scientists providing services on a “best efforts” basis in a project which may involve a research component with a timeframe or outcome that has some level of unpredictability. There are no fixed deliverables that must be met for payment as part of these services. As such, the Company recognizes revenue under FTE contracts on a monthly basis as services are performed according to the terms of the contract.

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

Recurring Royalty Revenue Recognition.  Recurring royalties consist of royalties under a license agreement with Sanofi-Aventis based on the worldwide sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere, as well as on sales of Sanofi-Aventis’ authorized generics. The Company records royalty revenue in the period in which the sales of Allegra/Telfast occur, because we can reasonably estimate such royalties. Royalty payments from Sanofi-Aventis are due within 45 days after each calendar quarter and are determined based on sales of Allegra/Telfast in that quarter.

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

The Company performed the annual goodwill assessment for its reporting units during the third quarter of 2006. Based on the results of these assessments, no goodwill impairment was identified.  If management’s expectations of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of the Company’s reporting units could change significantly. Such a change could result in goodwill impairment charges in future periods, which could have a significant impact on the Company’s consolidated financial statements. Total goodwill recorded on the Company’s unaudited condensed consolidated balance sheet at September 30, 2006 was $36,312 including $23,060 of goodwill associated with the Company’s acquisition of Organichem, Inc. and $10,565 of goodwill associated with the Company’s acquisition of ComGenex Kutato-Fejleszto Rt.

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

The aggregate purchase price of $11,930 included cash payments totaling $11,160 and capitalized costs related to the acquisition, primarily professional fees, of $770. The purchase price may be adjusted based upon the final release of purchase funds currently held in escrow in accordance with the provisions of the purchase agreement. The results of ComGenex’s operations have been included in the unaudited condensed consolidated statement of income for the three and nine months ended September 30, 2006 from the date of acquisition.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair value of the net assets acquired.  The allocation will be finalized upon final determination of the purchase price and the completion of the Company’s valuation of the acquired assets and liabilities of ComGenex.

February 28, 2006
Assets Acquired
Cash and cash equivalents	$323
Accounts receivable, net	1,002
Inventory	121
Prepaid expenses and other current assets	1,141
Property and equipment, net	1,270
Goodwill	10,564
Intangible assets and patents, net	292
Other assets	21
Total assets acquired	$14,734

Liabilities Assumed
Accounts payable and accrued expenses	$1,545
Deferred revenue	1,119
Deferred income taxes	78
Other long term liabilities	62
Total liabilities assumed	$2,804

Net assets acquired	$11,930

Pro forma financial information for the three and nine month periods ended September 30, 2006 and 2005 as if the ComGenex acquisition had been completed as of January 1, 2005 has been excluded due to the immateriality of the operating results of ComGenex in relation to the Company’s consolidated operating results as a whole.

Note 3 — Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Weighted average common shares outstanding	32,185	32,097	32,160	32,018
Dilutive effect of stock options	157	258	172	247
Dilutive effect of restricted stock	79	79	74	43
Weighted average common shares outstanding	32,421	32,434	32,406	32,308

The Company has excluded certain outstanding stock options and warrants from the calculation of diluted earnings per share for the three months ended September 30, 2006 and 2005, and the nine months ended September 30, 2006 and 2005 because the exercise price was greater than the average market price of the Company’s common shares during that period, and as such, these options and warrants would be anti-dilutive. The weighted average number of anti-dilutive options, restricted shares, and warrants outstanding (before the effects of the treasury stock method) was 2,050 and 2,408 for the three months ended September 30, 2006 and 2005, respectively.  The weighted average number of anti-dilutive options and warrants outstanding (before the effects of the treasury stock method) was 1,964 and 2,555 for the nine months ended September 30, 2006 and 2005, respectively.  These amounts are not included in the calculation of weighted average common shares outstanding.

Note 4 — Inventory

Inventory consisted of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Raw materials	$9,379	$13,039
Work in process	1,427	2,188
Finished goods	12,259	15,029
Libraries, net of accumulated amortization	347	347
Total	$23,412	$30,603

Note 5 — Restructuring of Mt. Prospect

In 2004 the Company consolidated operations by relocating its Mt. Prospect facility operations to its facilities in New York. All activities of Mt. Prospect were relocated to New York and continue to be fully integrated with the Company’s drug discovery and development technologies. The restructuring resulted in the closure of the Mt. Prospect Research Center in the fourth quarter of 2004.

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

At September 30, 2006, the Company had recorded restructuring liabilities totaling $220 related to asset disposal costs, including brokerage commissions, legal fees, and marketing expenses associated with the planned sale of the Mt. Prospect Research Center facility. These restructuring liabilities are included in accounts payable and accrued expenses in the Company’s unaudited condensed consolidated balance sheet. The Company’s restructuring liabilities decreased by $292 during the nine months ended September 30, 2006, representing a reduction of estimated brokerage commissions as a result of the reduction in carrying value and estimated sales price of the Mt. Prospect facility as described above.

Note 6 — Goodwill and Intangible Assets

The carrying amounts of goodwill, by the Company’s Discovery/Development/Small Scale Manufacturing (“DDS”) and Large Scale Manufacturing (“LSM”) operating segments, as of September 30, 2006 and December 31, 2005 are as follows:

	DDS	LSM	Total

September 30, 2006	$13,252	$23,060	$36,312

December 31, 2005	$2,687	$23,060	$25,747

The increase in goodwill within the DDS segment from December 31, 2005 to September 30, 2006 is related to the Company’s acquisition of ComGenex described in Note 2.

The components of intangible assets are as follows:

	Cost	Accumulated Amortization	Net	Amortization Period
September 30, 2006
Patents and Licensing Rights	$2,362	$(619)	$1,743	2-16 years
Non-Compete Agreements	129	(18)	111	18-24 months
Total	$2,491	$(637)	$1,854

December 31, 2005
Patents and Licensing Rights	$1,811	$(377)	$1,434	16 years

Amortization expense related to intangible assets was $96 and $24 for the three months ended September 30, 2006 and 2005, respectively and $260 and $73, for the nine months ended September 30, 2006 and 2005 respectively.  Estimated future annual amortization expense related to intangible assets is approximately $97 for the remainder of 2006, $336 for 2007, $164 for 2008, $131 for 2009 and $131 for 2010.

Note 7 - Defined Benefit and Postretirement Welfare Plan

Organichem Corporation previously provided retirement benefits under two non-contributory defined benefit plans and a non-contributory, unfunded post-retirement welfare plan. Future benefits under the defined benefit plans and for salaried participants in the post-retirement welfare plan have been frozen.

Components of Net Periodic Benefit Cost

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005

Service cost	$—	$—	$18	$25	$—	$—	$54	$47
Interest cost	298	290	8	11	895	871	23	19
Expected return on plan assets	(337)	(308)	—	—	(1,012)	(923)	—	—
Recognized net loss	14	6	2	6	40	16	7	6
Net periodic benefit (income) cost	$(25)	$(12)	$28	$42	$(77)	$(36)	$84	$72

Employer Contributions

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2005 that it expected to contribute $1,014 to its pension plan in 2006.  As of September 30, 2006, $1,007 in contributions have been made.  The Company does not plan on making any additional contributions during 2006.

Note 8 — Share-Based Payments

During the three and nine months ended September 30, 2006, the Company recognized total share based compensation cost, net of tax, of $268 and $665, and $61 and $166 for the same periods in 2005 in its unaudited condensed consolidated statements of operations. During the three and nine months ended September 30, 2005, the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its share-based payments.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its share-based payments during 2005:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$4,373	$17,263
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	61	166
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(579)	(1,878)
Pro forma net income	$3,855	$15,551

Earnings per share:
Basic as reported	$0.14	$0.54
Basic pro-forma	$0.12	$0.49

Diluted as reported	$0.13	$0.53
Diluted pro-forma	$0.12	$0.48

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

A summary of unvested restricted stock activity as of September 30, 2006 and changes during the nine months then ended is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2005	257	$8.75
Granted	169	$10.15
Vested	—	$—
Forfeited	(9)	$8.59
Outstanding, September 30, 2006	417	$9.32

The weighted average fair value of restricted shares granted during the nine months ended September 30, 2006 and 2005 were $10.15 and $8.46, respectively. As of September 30, 2006, there was $3,094 of total unrecognized compensation cost related to non-vested restricted shares. That cost is expected to be recognized over a weighted-average period of 3.93 years. No restricted shares vested during the nine months ended September 30, 2006 and 2005.

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

The following weighted-average assumptions were used to determine the per share weighted-average fair value of stock options granted during the nine months ended September 30, 2006 and 2005:

	For the Nine Months Ended
	September 30, 2006	September 30, 2005
Expected life in years	5	5
Interest rate	4.99%	4.06%
Volatility	42%	48%
Dividend yield	—	—

A summary of stock option activity under the Company’s stock option plan as of September 30, 2006 and changes during the nine month period then ended is presented below:

	Number of Shares	Weighted Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2006	2,246	$19.97
Granted	85	$10.15
Exercised	(11)	$1.58
Forfeited	(55)	$23.85
Expired	(12)	$1.10
Outstanding, September 30, 2006	2,253	$19.70	5.3	$1,534
Options exercisable, September 30, 2006	2,041	$20.58	5.0	$1,534

The weighted average fair value per share of stock options granted during the nine months ended September 30, 2006 and 2005 was $4.45 and $5.91, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 and 2005 was $90 and $1,580, respectively.

As of September 30, 2006, there was $982 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.47 years. The total fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $265 and $5,504, respectively.

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

During the nine months ended September 30, 2006 and 2005, 40 and 41 shares, respectively, were issued under the Purchase Plan.  During the nine months ended September 30, 2006 and 2005, cash received from stock option exercises and employee stock purchase plan purchases was $477 and $1,225, respectively. The actual tax benefit realized for the tax deductions from stock option exercises was $0 and $356 during the nine months ended September 30, 2006 and 2005.

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

The following table contains earnings data by operating segment, reconciled to totals included in the unaudited condensed consolidated financial statements:

	Contract Revenue	Recurring Royalty Revenue	Operating (loss) income	Depreciation and Amortization
For the three months ended September 30, 2006
DDS	$19,683	$6,333	$11,493	$2,310
LSM	18,224	—	(18)	1,509
Corporate	—	—	(10,695)	—
Total	$37,907	$6,333	$780	$3,819

For the three months ended September 30, 2005
DDS	$12,902	$12,779	$14,114	$2,338
LSM	18,648	—	2,802	1,434
Corporate	—	—	(10,402)	—
Total	$31,550	$12,779	$6,514	$3,772

For the nine months ended September 30, 2006
DDS	$54,240	$20,711	$30,238	$6,792
LSM	58,238	—	1,952	4,527
Corporate	—	—	(30,584)	—
Total	$112,478	$20,711	$1,606	$11,319

For the nine months ended September 30, 2005
DDS	$39,855	$40,679	$44,598	$7,256
LSM	64,269	—	11,532	4,280
Corporate	—	—	(30,215)	—
Total	$104,124	$40,679	$25,915	$11,536

The following table summarizes other information by segment as of September 30, 2006:

	As of September 30, 2006
(in thousands)	DDS	LSM	Total

Total assets	$236,780	$131,961	$368,741
Goodwill included in total assets	13,252	23,060	36,312
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	8,231	4,199	12,430

The following table summarizes other information by segment as of September 30, 2005:

	As of September 30, 2005
(in thousands)	DDS	LSM	Total

Total assets	$233,961	$138,848	$372,809
Goodwill included in total assets	2,687	23,060	25,747
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	5,103	6,855	11,958

Note 10 — Financial Information by Customer Concentration and Geographic Area

Total contract revenue from DDS’ three largest customers represented approximately 11%, 7% and 6% of AMR’s total contract revenue for the three months ended September 30, 2006, and 16%, 7% and 6% of total contract revenue for the three months ended September 30, 2005. Total contract revenue from DDS’ three largest customers represented approximately 12%, 8% and 6% of AMR’s total contract revenue for the nine months ended September 30, 2006, and 15%, 9% and 5% of total contract revenue for the nine months ended September 30, 2005.  Total contract revenue from LSM’s largest customer, GE Healthcare (GE), represented 40% and 54% of LSM’s total contract revenue for the three months ended September 30, 2006 and 2005, respectively.  Total contract revenue from GE represented 48% and 70% of LSM’s total contract revenue for the nine months ended September 30, 2006 and 2005, respectively.  GE accounted for approximately 25% and 43% of the Company’s total contract revenue for the nine months ended September 30, 2006 and 2005, respectively.  In 2005, GE discontinued its purchases of one of the products it received from the Company, and made all of its 2005 purchases in the first half of the year.  Sales of this product totaled $16,962 in 2005.

The Company’s total contract revenue for the three and nine months ended September 30, 2006 and 2005 was recognized from customers in the following geographic regions:

	Three Months Ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
United States	66%	62%	65%	53%
Europe	30	33	33	44
Other	4	5	2	3

Total	100%	100%	100%	100%

Note 11 — Comprehensive Income

The following table presents the components of the Company’s comprehensive income for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine months Ended September 30,
(in thousands)	2006	2005	2006	2005
Net income	$1,406	$4,373	$2,947	$17,263

Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities, net of taxes	104	(52)	138	(95)
Change in unrealized (loss) gain on interest rate swap, net of taxes	(57)	62	(40)	122
Foreign currency translation gain (loss)	18	(17)	(113)	(67)
Total comprehensive income	$1,471	$4,366	$2,932	$17,223

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

In the pending litigations, Aventis Pharmaceuticals and AMR Technology have entered into covenants not to sue the defendants other than  DiPharma S.P.A. and DiPharma Francis s.r.l., under U.S. Patent No. 5,578,610, which patent has not been asserted in the litigation but which Aventis Pharmaceuticals exclusively licenses from us. However, we and Aventis Pharmaceuticals have agreed that Aventis Pharmaceuticals will continue to pay royalties to us based on that patent under our original license agreement with Aventis Pharmaceuticals. Under our arrangements with Aventis Pharmaceuticals, we will receive royalties until expiration of the underlying patents (2013 for U.S. Patent No. 5,578,610 and 2015 for U.S. Patent No. 5,750,703) unless the patents are earlier determined to be invalid.

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

On September 20, 2005, AMR Technology, along with Aventis Pharmaceuticals, filed a Motion for Preliminary Injunction in the U.S. District Court in New Jersey seeking to enjoin Barr Pharmaceuticals, Inc., Teva Pharmaceuticals Ltd., Ranbaxy Laboratories, Ltd. and Amino Chemicals, Ltd. from the sale of generic versions of Allegra in the United States. On January 30, 2006, the U.S. District Court denied the request by AMR Technology and Aventis Pharmaceuticals for a preliminary injunction. An appeal of that decision was taken to the U.S. Court of Appeals for the Federal Circuit and, on November 8, 2006, the appellate court affirmed the District Court’s denial of a preliminary injunction. The court’s decisions on the preliminary injunction application are not dispositive of the merits of the claims being asserted as described above.

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

Note 13 — Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  Among other things, FIN 48 requires the application of a “more likely than not” threshold to the de-recognition of tax positions, and provides for enhanced quantitative and qualitative disclosures regarding unrecognized tax benefits resulting from tax positions taken by an entity.  This Interpretation applies to the Company effective January 1, 2007.  The Company is currently assessing the impact of applying this Interpretation.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements; however, it does not require any new fair value measurements.  The Statement applies to fair-value measurements that are already required or permitted by existing standards except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value.  Its applicability is also limited by the practicability exceptions to applying fair value currently found in some standards. The Statement imposes no requirements for additional fair-value measures in financial statements.  The provisions of SFAS No. 157 will be applied to fair value measurements and disclosures in the Company’s condensed consolidated financial statements beginning in the first quarter of 2008.  The Company is currently assessing the impact of applying this Statement.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” requiring an employer to recognize the overfunded or underfunded status of its postretirement plans in the statement of financial position and to recognize changes in that funded status in the year in which the changes occur.  Additionally, an employer is required to measure the funded status of a plan as of the end of the employer’s fiscal year. The Company is required to adopt SFAS No. 158, as it relates to recognizing the overfunded or underfunded status of its defined benefit postretirement plans and the related disclosure requirements, at December 31, 2006 and the requirement to measure the funded status as of the date of the year-end statement of financial position is required by December 31, 2008. The Company does not expect this Statement to have a material effect on the Company’s consolidated financial statements.

Note 14 – Subsequent Event

On November 9, 2006, the Company announced plans to initiate a restructuring of the Company’s LSM business segment.  Consistent with the Company’s continued strategy of realigning its LSM segment toward a greater focus on manufacturing clinical trial materials with strong commercial potential, the goals of the restructuring plan are to strengthen the Company’s competitiveness in this area and reduce operating costs by eliminating overlap in business processes, organization and project process flow, as well as leveraging existing resources and assets.  The restructuring plan calls for the Company to reduce its workforce in this segment by approximately 40 employees or approximately 15%, as well as reduce non-essential operating expenses, raw material costs and future capital expenditure activities.  The Company has estimated that total large scale costs will be reduced by $5 million annually as a result of this restructuring.  The Company has also estimated that it will record a restructuring charge of approximately $3 - $4 million in the fourth quarter of 2006, including a non-cash asset disposal charge of approximately $2 million, and cash charges of approximately $1 - $2 million consisting of termination benefits of approximately $1 - $1.3 million and asset disposal and other related costs of up to approximately $0.7 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our results of operations and financial condition should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the Notes thereto included within this report. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “intend,” “expect,” “anticipate,” “believe,” and “continue” or similar words and include, but are not limited to, statements concerning the Mount Prospect Research Center, pension and postretirement benefit costs, GE Healthcare and the sales of products to GE Healthcare in 2006, demand for our products, contract revenues, costs and margins and the Company’s restructuring of its Large Scale Manufacturing segment and the associated cost savings and anticipated profitability, operating cash flow cycles, patent protection and the ongoing Allegra patent infringement litigation, Allegra royalty revenue, customer spending and business trends, foreign operations (including Singapore, India and Hungary), access to foreign markets, clinical supply and commercial product manufacturing, management’s strategic plans, drug discovery, product commercialization, license arrangements, research and development projects and expenses, selling, general and administrative expenses and tax rates. The Company’s actual results may differ materially from such forward-looking statements as a result of numerous factors, some of which the Company may not be able to predict and may not be within the Company’s control. Factors that could cause such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 16, 2006, and as amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on May 9, 2006, and in Part II Item 1A, “Risk Factors,” in this Form 10-Q. All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future. References to “we,” “us,” and “our,” refer to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole.

Overview

We are a global chemistry-based drug discovery and development company, focused on identifying and developing novel biologically active small molecules with applications primarily in the prescription drug market. We engage in comprehensive chemistry research from lead discovery, optimization and development to commercial manufacturing and conduct cell and non-cell based high throughput screening on a variety of biological targets. We perform research for many of the leading pharmaceutical and biotechnology companies and for our own internal research and development.

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

Our total revenue for the quarter ended September 30, 2006 was $44.2 million, as compared to $44.3 million for the quarter ended September 30, 2005. Recurring royalty revenues decreased $6.4 million from the quarter ended September 30, 2005 due to the impact of the at-risk launch of generic fexofenadine by Barr Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. on U.S. sales of Allegra by Sanofi-Aventis.

Contract chemistry services revenue for the third quarter of 2006 was $37.9 million, compared to $31.6 million in the third quarter of 2005. Discovery, development, and small scale manufacturing (DDS) revenues increased $6.8 million from the quarter ended September 30, 2005 due to increased worldwide demand for these services, the recognition of license fees resulting from our licensing and research agreement with BMS, and incremental revenues resulting from the February 28, 2006 acquisition of ComGenex (now known as AMRI Hungary), a drug discovery service company in Budapest, Hungary. These increases were offset by a decrease in large scale manufacturing revenue of $0.4 million, due to the timing of demand for the key product sold to our large scale manufacturing (LSM) facility’s largest customer, GE Healthcare (GE). Sales of this product in the third quarter of 2006 decreased $2.6 million from the third quarter of 2005.  Total sales of this product for the nine months ended September 30, 2006 are consistent with the nine months ended September 30, 2005, and we expect total sales of this product for the remainder of 2006 to be relatively consistent with 2005.  Partially offsetting this decrease was an increase in revenue from the production of clinical supply materials for use in advance stage human trials of $0.8 million. The decrease was further offset by a $1.3 million increase in sales of commercial products to customers other than GE due to the timing of customer requirements. We expect the trend of increased demand for these products to continue in the fourth quarter of 2006.

Consolidated gross margin was 15.2% for the quarter ended September 30, 2006 compared to 17.2% for the quarter ended September 30, 2005. Gross margin at the DDS operating segment increased to 29.4% in the third quarter of 2006 compared to 20.1% for the same period in 2005, primarily resulting from increased contract revenues in relation to the fixed cost components of the DDS segment, and from strong margin contributions on services performed at AMRI Hungary. Gross margin at the LSM operating segment was (0.1%) in the third quarter of 2006, compared with a gross margin of 15.0% in the third quarter of 2005. The decrease in gross margin from the third quarter of 2005 is due to the impact of the transition of our large-scale manufacturing facility from specializing in the repetitive manufacturing of commercial products for one customer to the non-repetitive manufacturing of clinical supply compounds and commercial products for numerous customers.  On November 9, 2006 we announced a restructuring plan to realign the facility’s operations and cost structure with this business model.  The goal of the restructuring plan is to improve the efficiency and profitability of the LSM operating segment by eliminating overlap in business processes, organization and project process flow, as well as leveraging existing resources and assets. We expect to realize annual savings of approximately $5 million from the restructuring plan beginning in 2007.  The savings are expected to occur through workforce reductions as well as non-workforce-related actions such as the disposal of underutilized assets, elimination of non-essential operating expenses, and reductions in raw material costs.  Most of these initiatives will be implemented by the end of 2006.

During the quarter ended September 30, 2006, cash flow from operations was $0.06 million..  The decrease in cash flow from operations from the quarter ended June 30, 2006 resulted from a temporary lengthening of our  cash collection cycle, which was partially offset by a similar lengthening of our cash disbursement cycle due to the implementation of our enterprise resource planning system.  The lengthening of these cycles resulted in a $6.0 million decrease in operating cash flows during the quarter.  We expect the timing of these cycles to normalize in the fourth quarter.  We spent $2.7 million in capital on our facilities and equipment, primarily related to the development of our enterprise resource planning (“ERP”) system, the outfitting of our laboratory facilities in Singapore, the initiation of construction on a new research centre in India, and the modernization of our large-scale manufacturing suites.  In addition, we spent $1.1 million in principal payments on our outstanding debt balances.  As of September 30, 2006, we had $103.0 million in cash, cash equivalents and investments and $19.6 million in bank and other related debt.

The trends that began to emerge in chemistry outsourcing during 2005 continued through the third quarter of 2006. We continued to experience strong demand for our developmental and small-scale cGMP manufacturing services, further extending a growth trend that began in the second half of 2004 that is reflective of a reduction in budgetary constraints and increased efforts to bring identified compounds into clinical trials on the part of our pharmaceutical and biotechnology customers. Pricing for our services remained extremely competitive, and the trend of sourcing contracted chemistry services to lower-cost providers continued. Our ability to provide discovery services under a variety of business models and cost structures by incorporating our lower cost international facilities that were established in India and Singapore in 2005 continued to be well-received by our customers. The resulting increase in worldwide demand for our discovery services, which began in the latter portion of 2005 and ended a two-year period of declining demand for these services, continued through the third quarter of 2006. In addition, the acquisition of AMRI Hungary on February 28, 2006 provided incremental discovery services revenues in the third quarter. We expect the acquisition of AMRI Hungary to provide significantly increased access to European markets, as well as another lower-cost environment that will allow us to further diversify the business models and cost structures that are available to our customers.

We also continued to transition and expand our clinical supply manufacturing revenue stream at our large-scale manufacturing facility, enabling us to seamlessly transfer our customers’ clinical supply manufacturing projects through the drug discovery and development process from the development of these materials at our smaller scale chemistry laboratories to large-scale production for use in advanced stage human trials. Clinical supply manufacturing supplements our large-scale facility’s legacy services, which include cGMP commercial production, as well as high potency and controlled drug substance manufacturing, and is expected to assist us in recovering lost revenues resulting from the 2005 discontinuation of purchases of one of the products that we sold to GE Healthcare. Sales of this product totaled $17.0 million in 2005, which represented 21% of large scale manufacturing revenue for the year ended December 31, 2005. In addition, clinical supply manufacturing presents additional commercial production opportunities, as we seek to enter into comprehensive agreements with our customers that also provide for commercial supply of these materials upon meeting regulatory approval.   We entered into two of these types of agreements during the second quarter.  The materials to be produced under these agreements received positive regulatory announcements in October 2006, and we currently expect the commercial manufacturing of a product under one of these contracts to begin in the fourth quarter of 2006.  Clinical supply manufacturing represented 37% of our LSM revenue in the third quarter of 2006, compared to 31% in the third quarter of 2005. As noted above, we announced a restructuring plan that we expect will enable us to improve the efficiency and profitability of our LSM segment under this revised business model. We are also evaluating opportunities to leverage our large-scale cGMP production facilities, including identifying niche products to manufacture such as active pharmaceutical ingredients (“API”) for use in generic versions of compounds whose patents have expired or will be expiring, as well as assessing complementary lines of business that support cGMP production.

Results of Operations – Three Months and Nine Months ended September 30, 2006 Compared to Three Months and Nine Months ended September 30, 2005

Revenues

Total contract revenue

Contract revenue consists primarily of fees earned under contracts with our third party customers.  Our contract revenues for each of our DDS and LSM segments were as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
(in thousands)	2006	2005	2006	2005

DDS	$19,683	$12,902	$54,240	$39,855
LSM	18,224	18,648	$58,238	$64,269
Total	$37,907	$31,550	$112,478	$104,124

DDS contract revenues for the quarter ended September 30, 2006, increased $6.8 million to $19.7 million as compared to $12.9 million for the same quarter in the prior year.  The increase is due to an increase in contract revenue from chemical development, small-scale GMP manufacturing and analytical services of $3.0 million as customers continue to focus on development-stage projects. In addition, discovery services revenue increased $3.8 million due to the recognition of license fee and FTE service revenues resulting from our License and Research Agreement with BMS, strong demand for discovery services provided through our international facilities, and the addition of $2.2 million in revenue from AMRI Hungary. We currently expect the overall growth trends in DDS contract revenues noted above to continue through the remainder of 2006.

LSM contract revenues for the third quarter of 2006 were $18.2 million, a decrease of $0.4 million compared to contract revenue of $18.6 million during the third quarter of 2005, primarily due to the timing of demand for the key product sold to our large scale manufacturing (LSM) facility’s largest customer, GE Healthcare (GE). Sales of this product in the third quarter of 2006 decreased $2.6 million from the third quarter of 2005.  Total sales of this product for the nine months ended September 30, 2006 are consistent with the nine months ended September 30, 2005,  and we expect total sales of this product for the remainder of 2006 to be relatively consistent with 2005.  Partially offsetting this decrease was an increase in revenue from the production of clinical supply materials for use in advanced stage human trials of $0.8 million. The decrease was further offset by a $1.3 million increase in sales of commercial products to customers other than GE due to the timing of customer requirements. We expect the trend of increased demand for these non-GE products to continue in the fourth quarter of 2006.

For the nine months ended September 30, 2006, DDS contract revenue has increased 36.1% from the nine months ended September 30, 2005, due to increased worldwide demand for discovery, development, small-scale GMP manufacturing and analytical services as noted above, and the addition of $4.5 million in revenues from AMRI Hungary.  LSM contract revenues for the nine months ended September 30, 2006 decreased 9.4% from the nine months ended September 30, 2005 due to the discontinuation of purchases of one of LSM’s products by GE in the second quarter of 2005.  Sales of this product totaled $17.0 million for the nine months ended September 30, 2005.  This decrease is largely offset by sales of clinical supply products for advanced stage human clinical trials as described above, as well as increases in other commercial products due to the timing of customer delivery requirements.

Recurring royalty revenue

We earn royalties under our licensing agreement with Sanofi-Aventis S.A. for the active ingredient in Allegra.  Royalties were as follows:

Three Months Ended September 30,		Nine months ended September 30,
2006	2005	2006	2005
(in thousands)

$6,333	$12,779	$20,711	$40,679

Recurring royalties decreased 50.4% to $6.3 million for the quarter ended September 30, 2006 from $12.8 million for the quarter ended September 30, 2005. The decrease is primarily attributable to the at-risk launch of generic fexofenadine by Barr Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. in September 2005, which has had a material adverse impact on U.S. sales of Allegra.

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

On September 20, 2005, we and Aventis Pharmaceuticals filed a Motion for Preliminary Injunction in the U.S. District Court in New Jersey seeking to enjoin Barr Pharmaceuticals, Inc., Teva Pharmaceuticals Ltd., Ranbaxy Laboratories, Ltd. and Amino Chemicals, Ltd. from the sale of generic versions of Allegra in the United States. Our motion was denied on January 30, 2006. We continue to forcefully and vigorously defend our intellectual property related to Allegra. We have filed an appeal of the ruling on the preliminary injunction matter, and we continue to pursue our intellectual property rights as the patent infringement litigation progresses. However, should we or Aventis be unsuccessful in defending these patents we would continue to experience a material decrease in royalty revenues. Furthermore, an at-risk launch of a generic version of Allegra-D by a generic competitor could result in further decreases in royalty revenues.

Costs and Expenses

Cost of contract revenue

Our cost of contract revenue consists primarily of compensation and associated fringe benefits for employees, chemicals, depreciation and other indirect project related costs.  Cost of contract revenue for our DDS and LSM segments were as follows:

Segment	Three Months Ended September 30,		Nine months Ended September 30,
(in thousands)	2006	2005	2006	2005

DDS	$13,890	$10,291	$39,478	$31,863
LSM	18,242	15,846	56,286	52,737
Total	$32,132	$26,137	$95,764	$84,600

DDS Gross Margin	29.4%	20.2%	27.2%	20.1%
LSM Gross Margin	(0.1)%	15.0%	3.4%	17.9%
Total Gross Margin	15.2%	17.2%	14.9%	18.8%

DDS had a contract revenue gross margin of 29.4% and 27.2% for the three and nine months ended September 30, 2006, respectively, compared to contract revenue gross margin of 20.2% and 20.1% for the same periods in 2005.  The increase in gross margin largely resulted from the increase in contract revenues in relation to the fixed cost components of  the DDS contract business, including the addition of license fee revenues associated with our Licensing and Research Agreement with BMS.  The recognition of license fees contributed approximately $0.7 million and $2.1 million to DDS contract revenue for the three and nine months ended September 30, 2006, respectively, with no corresponding incremental costs.  We also realized strong margin contributions on services performed at AMRI Hungary.  DDS contract gross margin was also favorably impacted by a $0.3 million and $0.9 million decrease in the amortization of the Company’s chemical compound and natural product library inventories for the three and nine months ended September 30, 2006, respectively, due to the impairment of these libraries in the fourth quarter of 2005. This item was offset by increased salary and benefit expenses due to annual merit increases and the recognition of additional share-based compensation expense under SFAS No. 123(R). We currently expect DDS contract margins over the balance of the year to remain consistent with the margins earned for the first nine months of 2006.

LSM’s contract revenue gross margin decreased to (0.1%) and 3.4% for the three and nine months ended September 30, 2006 compared to 15.0% and 17.9% for the same periods in 2005.  The decrease is due to the impact of the transition of our large-scale manufacturing facility from specializing in the repetitive manufacturing of commercial products to the non-repetitive manufacturing of clinical supply compounds for numerous customers for use in clinical trials.   On November 9, 2006 we announced a restructuring plan to realign the facility’s operations and cost structure with this business model.  The goal of the restructuring plan is to improve the efficiency and profitability of the LSM operating segment by eliminating overlap in business processes, organization and project process flow, as well as leveraging existing resources and assets. We expect to realize annual savings of approximately $5 million from the restructuring plan beginning in 2007.  The savings are expected to occur through workforce reductions as well as non-workforce-related actions such as the disposal of underutilized assets, elimination of non-essential operating expenses, and reductions in raw material costs.  Most of these initiatives will be implemented by the end of 2006.  We currently expect continued downward pressure on LSM margins in the 4th quarter of 2006 as we implement our restructuring plan.

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

Three Months Ended September 30,		Nine months ended September 30,
2006	2005	2006	2005
(in thousands)

$633	$1,277	$2,151	$4,072

The decrease for the three and nine months ended September 30, 2006 was attributed to decreased Allegra royalties for 2006 as compared to 2005, partially offset by technology incentive awards paid to employees involved in the development of our proprietary amine neurotransmitter reuptake inhibitors as a result of the successful licensing of this technology to BMS.

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

Research and development expenses were as follows:

Three Months Ended September 30,		Nine months ended September 30,
2006	2005	2006	2005
(in thousands)

$2,583	$4,070	$7,925	$11,039

The decrease in R&D expense during the three months and nine months ended September 30, 2006 is due primarily to the out-licensing of our CNS programs, which represented our most significant investment in R&D in 2005, to BMS in October 2005. As a result, after signing the agreement in October 2005, we did not incur significant R&D expenditures that would have been necessary to further advance these programs. In addition, certain costs associated with these programs, primarily consisting of compensation, employee benefit, and overhead costs related to the AMRI scientific personnel working on these programs have been allocated to cost of contract revenue related to the contract research we are performing for BMS in conjunction with the Licensing and Research Agreement.  On October 30, 2006, the Company announced the selection of a compound from its proprietary oncology research program for advanced preclinical testing, with the goal of submitting an Investigational New Drug Application (IND) with the U.S. Food and Drug Administration (FDA) in 2007.  We currently expect research and development expenses in the fourth quarter of 2006 to remain consistent with those incurred in the third quarter, with expected increases in these expenses in 2007 as we advance our oncology compound towards an IND submission with the FDA.

R&D spending related to individual projects may fluctuate based on the results of those projects.  Projecting expected project completion dates and anticipated revenue from our internal research programs is not practical at this time due to the early stages of the projects and the inherent risks related to the development of new drugs. Our internal central nervous system program, our most advanced project to date, was licensed to BMS in exchange for up-front license fees, contracted research services, and the rights to future milestone and royalty payments.   We also continue to utilize our proprietary technologies to further advance other early to middle-stage internal research programs in the fields of oncology, immunosuppresion, bacterial infection and other diseases, with a view to seeking a licensing partner for these programs at an appropriate research or developmental stage.

Selling, general and administrative

                Selling, general and administrative expenses consist of compensation and related fringe benefits for marketing and administrative employees, professional service fees, marketing costs and all costs related to facilities and information services.  Selling, general and administrative expenses were as follows:

Three Months Ended September 30,		Nine months ended September 30,
2006	2005	2006	2005
(in thousands)

$8,112	$6,331	$22,659	$19,177

                The increase in selling, general, and administrative expenses for the three months ended September 30, 2006 is primarily attributable  to $0.8 million in incremental administrative costs incurred at AMRI Hungary, which was acquired in February 2006.  In addition, compensation and benefit costs increased approximately $0.7 million from the third quarter of 2005 due to the addition of administrative and business development personnel throughout 2005 and the recognition of additional share-based compensation expense for unvested stock options and restricted stock grants under SFAS No. 123 (R).  We also incurred $0.4 million in  additional data processing costs associated with the implementation and maintenance of our ERP system.   These increases were partially offset by a decrease in administrative costs from our India operations of $0.2 million due to the elimination of administrative costs incurred to set up the facility in 2005.

                The increase in selling, general, and administrative expenses for the nine months ended September 30, 2006 is primarily due to the addition of $2.1 million in incremental administrative costs incurred at AMRI Hungary, an increase in salary and benefit expenses of $1.4 million due to the addition of administrative and business development personnel and the recognition of additional share-based compensation expense under SFAS No. 123 (R) and an increase in costs of $0.8 million due to the implementation and maintenance of our ERP system. These increases are partially offset by a decrease of $0.4 million from a refund of property taxes at our Mt. Prospect facility.  We currently expect selling, general and administrative costs in future periods to remain consistent with amounts incurred in the third quarter of 2006.

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

	Three Months Ended September 30,		Nine months ended September 30,
(in thousands)	2006	2005	2006	2005

Property and equipment impairment	$—	$—	$3,376	$—
Restructuring charge	—	—	$(292)	$—

Interest income (expense), net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005

Interest expense	$(278)	$(468)	$(805)	$(1,509)
Interest income	1,037	1,029	$2,951	$2,590
Interest income (expense), net	$759	$561	$2,146	$1,081

The decrease in interest expense for the three and nine months ended September 30, 2006 was primarily due to the paydown of the $25.5 million outstanding balance on the Company’s line of credit in the third quarter of 2005.

The increase in interest income was due to increases in the rates earned on investment securities, interest bearing cash accounts and other short-term cash equivalents, partially offset by decreases in the underlying interest-earning balances held by the Company.

Income tax expense

Three Months Ended September 30,		Nine months ended September 30,
2006	2005	2006	2005
(in thousands)

$222	$2,565	$806	$9,666

The decrease in tax expense for the three months ended September 30, 2006 is due primarily to a decrease in pre-tax income from the three months ended September 30, 2005.  In addition, the Company’s effective tax rate decreased from 37.0% of pre-tax income for the three months ended September 30, 2005 to 13.6% of pre-tax income for the three months ended September 30, 2006. The change in the effective rate in the quarter resulted primarily from a decrease in the estimated full year effective tax rate from 27.5% to 21.5% of pre-tax income. The decrease in the 2006 effective tax rate from 35.1% for the year ended December 31, 2005 is due to the consistency of the Company’s deductible items and non-taxable earnings and a decrease in pre-tax income, as well as the benefit recognized from tax holidays that the Company has been granted on earnings from certain of its foreign operations.

The decrease in tax expense for the nine months ended September 30, 2006 is due primarily to a decrease in pre-tax income from the nine months ended September 30, 2005. In addition, the Company’s effective tax rate decreased from 35.9% of pre-tax income for the nine months ended September 30, 2005 to 21.5% of pre-tax income for the nine months ended September 30, 2006. The decrease is due to the consistency of the Company’s deductible items and non-taxable earnings and a decrease in pre-tax income, as well as the benefit recognized from tax holidays that the Company has been granted on earnings from certain of its foreign operations.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities. During the first nine months of 2006, we generated cash of $2.6 million from operating activities. Cash provided by operations during the first nine months of 2006 decreased from the first nine months of 2005 due primarily to a decrease in Allegra royalty receipts of $19.2 million.  The primary sources of operating cash flows are payments received for the performance of contracted chemistry services and royalty payments received from Sanofi-Aventis based upon a percentage of sales of Allegra. The primary uses of operating cash flows are the payment of compensation and benefits to both scientific and administrative personnel, purchases of inventory and supplies, and payment of occupancy costs. A substantial majority of the uses of operating cash flows pertain to the Company’s research and development and contract service business activities.

During the first nine months of 2006, we used $3.2 million in investing activities, resulting from the use of $11.6 million related to the acquisition of AMRI Hungary and $12.4 million for the acquisition of property and equipment, partially offset by net proceeds from investment securities transactions of $21.2 million. During the first nine months of 2006, we used $3.0 million for financing activities, consisting of $3.5 million in long-term debt repayments, offset by $0.5 million of proceeds from our stock purchase plan and stock option exercises.

Working capital was $144.0 million at September 30, 2006 as compared to $158.8 million as of December 31, 2005. The primary sources of the decrease were the use of cash and investments to fund capital expenditures and the acquisition of AMRI Hungary, and a decrease in the carrying value of our held-for-sale Mt. Prospect facility. These decreases were partially offset by a decrease in deferred revenue due primarily to the recognition of deferred up-front licensing fees received in conjunction with our Licensing and Research Agreement with BMS as well as the completion of the revenue recognition process on several fixed fee contracts, and an increase in accounts receivable resulting  from a temporary lengthening of our cash collection cycle due to the implementation of our enterprise resource planning system in the third quarter. We expect the timing of this cycle to normalize in the fourth quarter.  We currently anticipate making $1.0 million in defined benefit pension plan contributions, all of which were paid in the first nine months of the year. There have been no significant changes in future maturities on our long-term debt since December 31, 2005.

We entered into a credit facility consisting of a $30.0 million term loan and a $35.0 million line of credit during 2003. The term loan matures in February, 2008. As of September 30, 2006, the interest rate on $10.7 million of the outstanding term loan balance was 4.31% and the interest rate on the remaining $5.4 million was 6.45%. The line of credit matures in June, 2010. The line of credit bears interest at a variable rate based on the Company’s leverage ratio. As of September 30, 2006, the outstanding balance of the line of credit was $0. The credit facility contains certain financial covenants, including a maximum leverage ratio, a minimum required operating cash flow coverage ratio, a minimum earnings before interest and taxes to interest ratio and a minimum current ratio. Other covenants include limits on asset disposals and the payment of dividends. As of September 30, 2006 we were in compliance with all covenants under the credit facility.

The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” under Item 7 of our 2005 Form 10-K. Excluding the repayment of $3.5 million of outstanding debt, and $1.0 million in defined benefit pension plan contributions, as described above, there have been no material changes to our contractual obligations since December 31, 2005.

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

As allowed under SFAS No. 123 (R), the Company elected the modified prospective method of adoption, under which compensation cost is recognized in the financial statements beginning with the effective date of SFAS No. 123 (R) for all share-based payments granted after that date, and for all unvested awards granted prior to the effective date of SFAS No. 123 (R). Accordingly, prior period amounts have not been restated. The Company recognized incremental compensation expense, net of taxes, of approximately $212 and $397 in the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2006, respectively, as a result of the adoption of SFAS No. 123 (R).

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

Internal Control Over Financial Reporting

During the quarter ended September 30, 2006, management completed its implementation of enterprise resource planning (“ERP”) software at its domestic locations.  This conversion involved various changes to internal processes and control procedures over financial reporting; however, the basic internal controls over financial reporting have not materially changed as a result of the ERP implementation.  There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In the pending litigations, Aventis Pharmaceuticals and AMR Technology have entered into covenants not to sue the defendants other than  DiPharma S.P.A. and DiPharma Francis s.r.l., under U.S. Patent No. 5,578,610, which patent has not been asserted in the litigation but which Aventis Pharmaceuticals exclusively licenses from us. However, we and Aventis Pharmaceuticals have agreed that Aventis Pharmaceuticals will continue to pay royalties to us based on that patent under our original license agreement with Aventis Pharmaceuticals. Under our arrangements with Aventis Pharmaceuticals, we will receive royalties until expiration of the underlying patents (2013 for U.S. Patent No. 5,578,610 and 2015 for U.S. Patent No. 5,750,703) unless the patents are earlier determined to be invalid.

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

On September 20, 2005, AMR Technology, along with Aventis Pharmaceuticals, filed a Motion for Preliminary Injunction in the U.S. District Court in New Jersey seeking to enjoin Barr Pharmaceuticals, Inc., Teva Pharmaceuticals Ltd., Ranbaxy Laboratories, Ltd. and Amino Chemicals, Ltd. from the sale of generic versions of Allegra in the United States. On January 30, 2006, the U.S. District Court denied the request by AMR Technology and Aventis Pharmaceuticals for a preliminary injunction. An appeal of that decision was taken to the U.S. Court of Appeals for the Federal Circuit and, on November 8, 2006, the appellate court affirmed the District Court’s denial of a preliminary injunction. The court’s decisions on the preliminary injunction application are not dispositive of the merits of the claims being asserted as described above.

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

The restructuring of our Large Scale Manufacturing segment may not have the desired impact on the results of our operations.

On November 9, 2006 we announced a restructuring plan designed to improve the efficiency and profitability of our LSM operating segment by eliminating overlap in business processes, organization and project process flow, as well as leveraging existing resources and assets.   The key elements of the restructuring plan include workforce reductions as well as non-workforce-related actions such as disposal of underutilized assets, elimination of non-essential operating expenses, and reductions in raw material costs.  Most of these initiatives will be implemented by the end of 2006.  We expect to realize annual savings of approximately $5 million from the restructuring plan beginning in 2007. The plan as currently constituted, however, may not be sufficient to achieve the desired level of cost savings during the time period indicated.  Additional restructuring activities may be required to attain the intended reduction in operating costs and the expected impact on operating margins within our Large Scale Manufacturing segment.  Furthermore, the implementation of the restructuring plan could cause disruptions to Large Scale Manufacturing operations that could have an adverse impact on the results of our operations.

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

ALBANY MOLECULAR RESEARCH, INC.

Date: November 9, 2006	By:	/s/ Mark T. Frost
Mark T. Frost
Chief Financial Officer and Treasurer (Authorized Officer and Principal Financial Officer)