Form 10-K
period 2006-12-31
ALBANY MOLECULAR RESEARCH INC
filed 2007-03-15
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15( ) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15( ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 0-25323

Albany Molecular Research, Inc.

(Exact name of registrant as specified in its charter)

Delaware	14-1742717
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)
21 Corporate Circle, P.O. Box 15098,
Albany, New York	12212-5098
(Address of principal executive offices)	(zip code)

(518) 464-0279

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC
Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:

None

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on June 30, 2006 was approximately $236 million based upon the closing price per share of the Registrant’s Common Stock as reported on the Nasdaq National Market on June 30, 2006. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 28, 2007, there were 32,681,346 outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required pursuant to Part III of this report is incorporated by reference from the Company’s definitive proxy statement, relating to the annual meeting of stockholders to be held on June 4, 2007, pursuant to Regulation 14A to be filed with the Securities and Exchange Commission.

ALBANY MOLECULAR RESEARCH, INC.
INDEX TO
ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

This Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “intend,” “expect,” “anticipate,” “believe,” and “continue” or similar words and include, but are not limited to, statements concerning the Mount Prospect Research Center, pension and postretirement benefit costs, GE Healthcare, the Company’s collaboration with BMS, the acquisition of ComGenex, future acquisitions, earnings, contract revenues, costs and margins, royalty revenues, patent protection and the ongoing Allegra patent infringement litigation, Allegra royalty revenue, government regulation, retention and recruitment of employees, customer spending and business trends, foreign operations (including Singapore, India and Hungary), the completion of the Shapoorji Pallonji Biotech Center in Hyderabad, India, clinical supply manufacturing, management’s strategic plans, the Company’s targeted workforce reduction and the timing of the forecasted savings from the implementation of large scale manufacturing restructuring, the expectation of improved profitability of large scale manufacturing, the Company’s new enterprise resource planning (“ERP”) system, the goal of submitting an Investigational New Drug Application to the FDA in 2007, drug discovery, product commercialization, license arrangements, research and development projects and expenses, selling, general and administrative expenses, goodwill impairment, competition and tax rates. The Company’s actual results may differ materially from such forward-looking statements as a result of numerous factors, some of which the Company may not be able to predict and may not be within the Company’s control. Factors that could cause such differences include, but are not limited to, the risk that the Company will not achieve the cost savings expected to result from the closure and relocation of its Mount Prospect operations, the Company’s ability to recruit and retain experienced scientists and other highly-skilled employees, trends in pharmaceutical and biotechnology companies outsourcing chemical research and development, including softness in these markets, competition from domestic competitors and foreign companies operating under lower cost structures,  the loss of a significant customer, sales of Allegra (including any deviations in sales estimates provided by Sanofi-Aventis) and the impact of the “at-risk” launch of generic Allegra on the Company’s receipt of significant royalties under the Allegra license agreement, the risk of any “at-risk” launch of generic Allegra-D and the impact of that on the Company’s receipt of significant royalties under the Allegra license agreement, the risk that Allegra may be approved for over-the-counter use, the over-the-counter sale of Claritin, the over-the-counter sale of generic alternatives for the treatment of allergies and the risk of new product introductions for the treatment of allergies including generic forms of Allegra, the Company’s and Sanofi-Aventis’s ability to successfully enforce their respective intellectual property, patent rights and technology rights, including with respect to the generic companies’ Abbreviated New Drug Application filings, the restructuring and operating risks associated with  Organichem, the Company’s ability to successfully develop novel compounds and lead candidates in its research programs and collaborative arrangements, the Company’s performance under the collaboration with BMS, BMS’s continuous utilization of the Company’s services at levels set forth in the contract with BMS, BMS’s continued pursuit of programs under which the Company provides services, delay or denial of marketing approvals from the FDA resulting from, among other things, adverse FDA decisions or interpretations of data that differ from BMS’s interpretations and that may require additional clinical trials or potential changes in the cost, scope and duration of clinical trials, if approved, the inability to successfully launch, increase sales of or sustain the product or products in the market, the inability to successfully and efficiently scale-up manufacturing for commercialized compounds, the outcome of clinical work that will be required to commercialize compounds, the Company’s ability to take advantage of proprietary technology and expand the scientific tools available to it, uncertainty concerning charges associated with the Company’s restructuring of its Large Scale Manufacturing business unit, which may be higher than estimated at this time, the risk that the Company will not realize the anticipated cost savings from its restructuring plans during the time frame indicated, or even if the anticipated cost savings are achieved, that the Large Scale Manufacturing business unit may remain unprofitable or operate with low gross margins, the ability of the Company’s strategic investments and acquisitions to perform as expected and the cost and any goodwill impairment related to such investments and acquisitions, the reaction of customers of the Company and ComGenex to the acquisition of ComGenex, the Company’s timing and ability to successfully integrate ComGenex’s operations (including migration of ComGenex to the Company’s systems and controls) and employees, the introduction of new services by competitors or the entry of new competitors into the markets for the Company’s and ComGenex’s services, the failure by the Company to retain key employees for ComGenex, failure to further develop and successfully market ComGenex’s service offerings, the Company’s ability to successfully complete its ongoing expansion projects on schedule, the risks associated with international operations and managing our international operations, especially in India, Singapore and Hungary, the Company’s ability to execute its business plan for compound and chemical screening libraries, failure to achieve anticipated revenues and earnings, the existence of deficiencies and/or material weaknesses in the Company’s internal controls over financial reporting, risks related to the implementation of its ERP system, the Company’s ability to effectively manage its growth, liability for harm caused by drugs the Company develops and tests, liability for contamination or other harm caused by hazardous materials used by the Company, failure to meet strict regulatory requirements, health care reform reducing the price pharmaceutical and biotechnology companies can  charge for drugs, thus reducing resources available to retain the services of our Company, the fluctuation of the market price of our common stock, changes in the foreign currency exchange rates and interest rates, and the possibility of a natural disaster, catastrophic event or terrorist attack. All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future. References to “we,” “us,” and “our,” refers to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers should review carefully the risks and uncertainties identified below under the caption “Risk Factors and Certain Factors Affecting Forward-Looking Statements” and elsewhere in this 10-K. We do not undertake any obligation to update our forward-looking statements, except as required by applicable law.

PART I

ITEM 1. BUSINESS.

Overview

Albany Molecular Research, Inc. (“the Company”), a Delaware corporation incorporated on June 20, 1991, is a global chemistry-based drug discovery and development company focused on identifying and developing novel biologically active small molecules with applications in the drug market. Our core business consists of a fee-for service contract services platform encompassing drug discovery, optimization, and manufacturing; and a separate, standalone research and development division comprising proprietary technologies, internal drug discovery and bundled capabilities designed for more collaborative relationships. We provide contract services to customers across the entire product development cycle from lead discovery to commercial manufacturing. We conduct research and development projects and collaborate with many leading pharmaceutical and biotechnology companies, and are developing proprietary new technology for potential pharmaceutical products. With locations in the U.S., Europe and Asia, we provide customers with a range of services and cost models.

Business Strategy

Contract Services—Since our inception, we have provided contract chemistry services to many of the world’s leading pharmaceutical and biotechnology companies. Contract service companies typically derive their contract revenue from research and development expenditures of the pharmaceutical and biotechnology industry. We believe the industry continues to be under pressure to contain costs and to develop new drugs faster. We also believe that the industry is undergoing a globalization transformation and we are seeking to expand the scope of our service alternatives in order to meet this demand. In 2005, we established operations in Singapore and India, enabling us to provide our research and development services in  lower-cost environments. In February 2006, we completed the acquisition of ComGenex, a privately held drug discovery service company in Budapest, Hungary. The addition of ComGenex (now known as AMRI Hungary) provides the Company with a European base in a European Union member state and we expect significantly increased access to the European market, as well as another lower-cost environment from which we can provide our services. We have designed our operating structure and our services to provide our customers with opportunities to reduce overall drug development time and cost and to simultaneously pursue a greater number of drug discovery and development opportunities across a wide range of technologies, geographic locations, and cost structures.

We seek comprehensive chemistry research and supply agreements with our customers, incorporating several of our service offerings in a variety of locations and cost structures worldwide, and spanning across the entire pharmaceutical research and development process, including access to our chemical compound and natural product libraries, performance of screening and other lead discovery activities, performance of lead optimization and pre-clinical testing, and large-scale manufacturing for clinical trials and commercial sale if the product meets regulatory approval. We believe that the ability to partner with a single provider of pharmaceutical research and development services from discovery through commercial production is of significant benefit to our customers. Through our comprehensive service offerings, we are able to provide customers with a  more efficient transition of experimental compounds through the research and development process, ultimately reducing the time and cost involved in bringing these compounds from concept to market.

Biotech/Drug Discovery—We also conduct proprietary research and development to discover new lead compounds with commercial potential. We anticipate that we would then license these preclinical and clinical compounds to third parties in return for up-front service fees and milestone payments as well as recurring royalty payments if these compounds are developed into new commercial drugs. We have successfully licensed  compounds we have developed. In October 2005, we licensed the worldwide rights to develop and commercialize potential products from our amine neurotransmitter reuptake inhibitors identified in one of our proprietary research programs to Bristol-Myers Squibb Company (“BMS”). We believe that this technology provides the opportunity to yield multiple drug candidates. Under our contract with BMS, the successful advancement of two such candidates could result in the receipt of in excess of $150 million in up-front license, contract service, and milestone revenue. In 1995, our proprietary research and development activities led to the development, patenting and licensing of a substantially pure form of, and a manufacturing process for, the active ingredient in the non-sedating antihistamine fexofenadine HCl marketed by Sanofi-Aventis as Allegra in the Americas and as Telfast elsewhere. Under our license agreement with Sanofi-Aventis we have earned a total of $340.2 million in milestones and royalty revenue from 1995 through December 31, 2006 and are entitled to receive ongoing royalties from Sanofi-Aventis based upon a percentage of worldwide sales of Allegra and its authorized generic alternative. We presently have multiple other programs in pre-licensing research and development.

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

Trends in Contracting for Drug Discovery and Development Services

Contract services have traditionally been limited to the later stages of drug development, such as clinical trial management and manufacturing. In recent years, many pharmaceutical and biotechnology companies have utilized contract service providers to complement, or in some cases supplement, internal expertise. During this time, only a few companies provided services for drug discovery, development and manufacturing, and these companies typically focused only on certain stages of the drug development process. The following trends led to an increase in demand for contract services in drug discovery, development and manufacturing:

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

In 2003 and 2004, the domestic market for contract services began to tighten. This timeframe marked a period of financial decline for the pharmaceutical and biotechnology industry due to factors such as patent expirations and successful patent challenges on “blockbuster” drugs, product recalls, and failure in clinical trials of developmental compounds expected to replace expiring patents. These factors, as well as consolidation within the industry,  led to an overall decrease in spending on contract services, as well as a shift in spending away from the discovery phase of the pharmaceutical research and development process in an effort to bring previously identified compounds to market. In addition, the number of entrants in the market began to increase, including a number of foreign companies operating under substantially lower cost structures, resulting in increased competition for services and pricing pressures.

2005 marked a year of continued transition in the market for the discovery and development component of contracted pharmaceutical research and development services. We experienced increased demand in the areas of developmental and small-scale cGMP manufacturing services, reflecting a reduction in budgetary constraints and increased efforts to bring identified compounds into clinical trials on the part of our pharmaceutical and biotechnology customers. During the year, we continued to advance our strategic initiatives to successfully position ourselves in the current marketplace, establishing lower-cost international operations in Singapore and India. The trend of sourcing contracted services to lower-

cost providers accelerated in 2005, particularly in China and India, resulting in several of our western competitors exiting or significantly reducing their presence in the marketplace during the year.

The trends that began to emerge in drug discovery and development outsourcing during 2005 continued in 2006. We continued to experience strong demand for our developmental and small-scale cGMP manufacturing services, further extending the growth trend that began in the second half of 2004. Pricing for our services remained extremely competitive, and the trend of sourcing contracted services to lower-cost providers continued. Our ability to provide services under a variety of business models and cost structures by incorporating our lower cost international facilities that were established in India and Singapore in 2005, as well as AMRI Hungary, which was acquired in February 2006, continued to be well-received by our customers. Our global platform helped to drive an increase in worldwide demand for our discovery services. This trend, which began in the latter portion of 2004 and ended a two-year period of declining demand for these services, continued through 2006. We currently expect the trend of increased worldwide demand for our services to continue in 2007, and we expect to continue to expand our global service platform to meet the needs of our customers. In addition to continuing to integrate our existing facilities in India, Singapore, and Hungary into our global service offerings, we initiated construction on a new 50,000 square foot R&D centre at the Shapoorji Pallonji Biotech Park in Hyderabad, India in 2006. The facility will conduct contract projects in early stage drug discovery research and house a development laboratory, and is expected to be completed in late 2007.

Our Capabilities

We have a broad range of high-quality drug discovery and development, chemistry research and manufacturing capabilities. The problem-solving abilities of our scientists provide added value throughout the drug discovery, development and manufacturing process. We offer proprietary discovery technologies as well as services on a contract basis that have traditionally required significant time and capital investment to create internally. Our comprehensive suite of services allows our customers to contract with a single partner, eliminating the time and cost of transitioning projects among multiple vendors.

Service Offerings

Drug Lead Discovery and Technologies

We provide services and proprietary drug discovery technologies used to identify new lead compounds. We have developed biocatalysis technology that assists in the creation of novel compounds. Biocatalysis technology uses enzymes and microbial cell systems to synthesize new compounds which are unattainable by traditional means in one or two chemical steps. Additional discovery technologies that we provide include isolation, purification, structure elucidation and the supply of sample collection libraries from microbial and botanical sources, computational chemistry, virtual screening, microbiology, fermentation, asymmetric synthesis, metabolic profiling,  high throughput biological screening and in vitro biology. We may seek to bundle our drug discovery technologies and screening collections in a strategic alliance to cost effectively identify new drug candidates with selected partners. In return, we would expect to receive a combination of fee for service, milestone and royalty payments based on the success of the drug candidate.

Our drug discovery technologies compliment our medicinal chemistry services as additional methods of developing and screening large numbers of compounds against drug targets to generate new drug leads. These drug discovery technologies give us the capability to:

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

Chemical Development

Chemical development involves the scale-up synthesis of a lead compound and intermediates. Processes developed for small scale production of a compound may not be suitable for larger scale production because they may be too expensive or environmentally unacceptable or they may present safety concerns. Our chemical development scientists design novel, creative or improved methods and processes suitable for medium to large scale production. Our chemical development scientists possess expertise in a broad range of structural classes of molecules and are able to address a wide variety of chemical synthesis and production problems. Chemical development services that we provide include:

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

cGMP Manufacturing Services

Small Scale Manufacturing

We provide chemical synthesis and manufacturing services for our customers in accordance with cGMP guidelines. All facilities and manufacturing techniques used in the manufacture of products for clinical use or for sale in the United States must be operated in conformity with cGMP guidelines as established by the FDA. Our Albany, NY location has production facilities and quarantine and restricted access storage necessary to manufacture quantities of drug substances under cGMP conditions sufficient for conducting clinical trials from Phase I through Phase II, and later stages for selected products, based on volume and other parameters. In the third quarter of 2006, our focus on quality was reinforced after a successful FDA inspection of our small scale cGMP facilities resulted in no issuances of Form FDA 483 Observations of Objectionable Conditions and Practices.

Large Scale Manufacturing

Our large scale manufacturing facility in Rensselaer, NY is equipped to provide a wide range of custom chemical development and manufacturing capabilities. We conduct commercial cGMP manufacturing of active pharmaceutical ingredients and advanced intermediates. Our large-scale cGMP manufacturing facilities provide synergies with our small-scale development laboratories, offering our customers excellence at every scale, from bench to production. We have a number of highly specialized production capabilities, including manufacturing of highly potent and cytotoxic agents, purification using critical fluid technology, production of controlled substances, and cryogenic reaction capabilities. In the third quarter of 2006, our focus on quality was reinforced after a successful FDA inspection of our Rensselaer facility resulted in no issuances of Form FDA 483 Observations of Objectionable Conditions and Practices.

Consulting Services

We provide to our customers, in particular our biotechnology customers, consulting services across all chemistry phases of drug discovery, development and manufacturing.

Proprietary Research and Development

Leveraging our wide array of chemistry disciplines and discovery technologies, we seek to discover and develop promising drug candidates and license these candidates in return for upfront fees, milestones and downstream royalty payments for commercialized drug products. Utilizing our medicinal chemistry expertise, high throughput biological screening capabilities, our combinatorial biocatalysis technology, natural products sample collections and other chemically and structurally diverse chemical collections generated through the application of combinatorial chemistry integrated with our computer assisted drug design capabilities, we pursue drug discovery opportunities and generate novel biologically active chemical substances. Our broad array of scientific disciplines also include capabilities in microbial fermentation, molecular biology, cell culture technologies, gene expression and cloning, in vitro drug metabolism testing and scale up synthesis of human metabolites. We have spent $11.4 million, $14.5 million and $23.9 million on proprietary research and development activities in 2006, 2005 and 2004, respectively. Research and development expenditures in 2004 included a $3.1 million non-cash charge related to the issuance of warrants to Bristol-Myers Squibb (“BMS”) in exchange for one of BMS’ pre-clinical drug candidates. These warrants were cancelled in October 2005 in conjunction with our entry into a Licensing and Research Agreement with BMS in an effort to further develop and commercialize products from this technology.

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

In March 1995, we entered into a license agreement with Sanofi-Aventis. Under the terms of the license agreement, we granted Sanofi-Aventis an exclusive, worldwide license to any patents issued to us related to our original TAM patent applications. Since the beginning of the agreement through December 31, 2006, we have earned $7.4 million in milestone payments and $332.8 million in royalties under this license agreement. Sanofi-Aventis is obligated under the license agreement to pay ongoing royalties to us based upon its sales of Allegra/Telfast and generic fexofenadine. We are not entitled, however, to receive any additional milestone payments under the license agreement. Sales of Allegra/Telfast and generic fexofenadine by Sanofi-Aventis worldwide were approximately $0.9 billion for the year ended December 31, 2006, $1.76 billion for the year ended December 31, 2005, and $1.85 billion for the year ended December 31, 2004. Allergic reactions to plants, pollens and other airborne allergens generally occur during the spring and summer seasons. Therefore, we expect the demand for Allegra to be lower during other times of the year. Because Allegra sales change seasonally based on the demand for allergy medicines, our revenues are typically lower during the first and fourth calendar quarters. See “Item 3—Legal Proceedings” for discussion of current legal proceedings related to Allegra/Telfast.

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

Customers

Our customers include pharmaceutical companies and biotechnology companies and, to a limited extent, agricultural companies, fine chemical companies and contract chemical manufacturers. For the year ended December 31, 2006, contract revenue from our three largest customers represented 21%, 7% and 6%, respectively, of our contract revenue. For the year ended December 31, 2005, contract revenue from our three largest customers represented 37%, 6% and 4%, respectively, of our contract revenue. For the year ended December 31, 2004, contract revenue from our three largest customers respectively represented approximately 38%, 6% and 4% of our contract revenue. Our largest customer, GE Healthcare (“GE”), represented 21% of total contract revenue for the year ended December 31, 2006. See Note 16 to the consolidated financial statements for information on geographic and other customer concentrations.

Marketing

Our services are marketed primarily by our dedicated business development personnel and senior management  Because our customers are typically highly skilled scientists, our use of technical experts in marketing has allowed us to establish strong customer relationships. In addition to our internal marketing efforts, we also rely on the marketing efforts of consultants, both in the United States and abroad. We market our services directly to customers through targeted mailings, meetings with senior management of pharmaceutical and biotechnology companies, maintenance of an extensive Internet web site, participation in trade conferences and shows, and advertisements in scientific and trade journals. We also receive a significant amount of business from customer referrals and through expansion of existing contracts.

Employees

As of February 1, 2007, we had 1,015 employees. Our large-scale manufacturing hourly work force of 98 employees is covered by a collective bargaining agreement with the International Chemical Workers Union. A new 4-year collective bargaining agreement was signed in January 2007 with the union and expires on January 10, 2011. None of our other employees are covered by collective bargaining agreements. We consider our relations with our employees and the union to be good.

Competition

We face competition based on a number of factors, including size, relative expertise and sophistication, speed and costs of identifying and optimizing potential lead compounds and of developing and optimizing chemical processes. In certain aspects of our business we also face foreign competition from companies in regions with lower cost structures. We compete with the research departments of pharmaceutical companies, biotechnology companies, combinatorial chemistry companies, contract research companies, contract drug manufacturing companies and research and academic institutions. Many of these competitors have greater financial and other resources and more experience in research and development than we do. Smaller companies may also prove to be significant competitors, particularly through arrangements with large corporate collaborators.

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

We anticipate that we will continue to face increased competition in the future as new companies enter the market, including increased foreign competition from Asia, Eastern Europe and other lower-cost environments. Our services and expertise may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors. The existing approaches of our competitors or new approaches or technologies developed by our competitors may be more effective than those developed by us. We cannot give assurance that our competitors will not develop more effective or more affordable technologies or services, thus rendering our technologies and/or services obsolete, uncompetitive or uneconomical.

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

All facilities and manufacturing techniques used in the manufacture of products for clinical use or for sale in the United States must be operated in conformity with cGMP guidelines as established by the FDA. Our facilities are subject to unscheduled periodic regulatory inspections to ensure compliance with cGMP requirements. Failure on our part to comply with applicable requirements could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. A finding that we had materially violated cGMP requirements could result in additional regulatory sanctions and, in severe cases, could result in a mandated closing of our facilities or significant fines, which would materially and adversely affect our business, financial condition and results of operations. FDA inspections of our Rensselaer manufacturing facilities were completed in the third quarter of 2006, resulting in no issuances of Form FDA 483. Also, FDA inspections at our cGMP manufacturing facility at 21 Corporate Circle in Albany were completed in 2006, resulting  in no issuances of Form FDA 483.

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

Royalties from sales of Allegra currently constitute a significant portion of our total revenues and operating income. During the year ended December 31, 2006, our royalties from Allegra were $27.0 million, which represented approximately 15% of our total revenues. For the year ended December 31, 2005, our royalties from Allegra were $46.9 million, which represented approximately 26% of our total revenues. The decrease is primarily attributable to the at-risk launch of generic fexofenadine announced by Barr Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. on September 6, 2005, which has had a material adverse impact on U.S. sales of Allegra beginning in the fourth quarter of 2005. The launch of the generic product is considered an “at-risk” launch due to the on-going litigation. Continued generic Allegra competition, including the entrance of additional generic competitors upon the expiration of Barr’s 180-day exclusivity period for marketing generic fexofenadine or an at-risk launch of a generic version of Allegra-D by a generic competitor, may further adversely affect U.S. sales of Allegra. If the dollar amount of Allegra sales subject to our license agreement decreases, due to these or any other factors, our revenues from our license agreement with Sanofi-Aventis will also decrease. Because we have very few costs associated with the Allegra license, a decrease in revenues from our license agreement for Allegra would have a material adverse effect on our revenue, operating income, and financial condition. For example, a $5.0 million decrease in our Allegra royalty revenue would decrease our operating income by $4.5 million.

The recurring royalties we receive on the sales of Allegra/Telfast have historically provided a material portion of our revenues, earnings, and operating cash flows. The at-risk launch of generic fexofenadine announced by Barr Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. on September 6, 2005 had a material adverse impact on U.S. sales of Allegra in 2006, resulting in a 42% year-over-year decrease in our royalty revenues. We currently expect that the at-risk launch of generic fexofenadine will have a similar impact on our royalty revenues in future periods. We expect to experience a decrease in earnings, and operating cash flows in the short term as we continue to develop our business in an effort to supplement the revenues, earnings and operating cash flows that have historically been provided by Allegra/Telfast royalties.

We have been issued several patents on a pure form of, and a manufacturing process for, fexofenadine HCl. The patent positions of pharmaceutical, medical and biotechnology firms can be uncertain and can involve complex legal and factual questions. Litigation, in particular patent litigation, can be complex and time-consuming and the outcome is inherently uncertain. We cannot assure our stockholders that we and/or Sanofi-Aventis will ultimately succeed in its current or any future litigation against generic drug manufacturers involving patents with respect to Allegra. In the event that one or more of the patents owned by us or Sanofi-Aventis are ultimately determined to be invalid or unenforceable, Sanofi-Aventis and we would lose exclusivity with respect to the claims covered by those patents. Any such loss of exclusivity or the introduction of generic forms of fexofenadine HCl may cause a reduction in Allegra sales. In addition, under our current arrangements with Sanofi-Aventis, Sanofi-Aventis, with consultation from us, has the right to lead with respect to preparing and executing a strategy to defend and enforce certain of the patents relating to Allegra, and is executing that role in the current litigation. As a result, we may not be able to control the conduct of such litigation and the strategic decisions that are made during the course of such litigation. See “Item 3—Legal Proceedings.”

Pharmaceutical and biotechnology companies may discontinue or decrease their usage of our services.

We depend on pharmaceutical and biotechnology companies that use our services for a large portion of our revenues. Although there has been a trend among pharmaceutical and biotechnology companies to outsource drug research and development functions, this trend may not continue. We have experienced increasing pressure on the part of our customers to reduce expenses, including the use of our services as a result of negative economic trends generally and in the pharmaceutical industry. Although our contract revenues increased in 2006, we may be adversely effected in future periods as a result of general economic or pharmaceutical industry downturns. If pharmaceutical and biotechnology companies discontinue or decrease their usage of our services, including as a result of a slowdown in the overall United States economy, our revenues and earnings could be lower than we currently expect and our revenues may decrease or not grow at historical rates.

We may lose one or more of our major customers.

During the year-ended December 31, 2006, revenues from sales of a raw material to GE for use in one of its diagnostic imaging agents GE totaled $32.5 million and represented approximately 21% of our contract revenue, or 18% of our total revenue. Our subsidiary, Organichem, entered into a long-term agreement to supply this material to GE in 1999 that was renewed in 2005, extending the expiration date of the original agreement from 2007 to 2010. GE’s purchases have historically exceeded the contractual minimum purchases, however, this may not continue. If GE materially reduces its purchase levels, there may be a material decrease in our revenues and operating income. In addition, during the year ended December 31, 2006, our DDS segment provided services to three major customers representing approximately 12% of our contract revenues or 10% of our total revenue. These customers typically may cancel their contracts with 30 days’ to one-year’s prior notice depending on the size of the contract, for a variety of reasons, many of which are beyond our control. If any one of our major customers cancels its contract with us, our contract revenues may decrease.

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

On November 9, 2006 we announced a restructuring plan designed to improve the efficiency and profitability of our LSM operating segment by eliminating overlap in business processes, organization and project process flow, as well as leveraging existing resources and assets.  The key elements of the restructuring plan include workforce reductions, including changes in leadership, as well as non-workforce-related actions such as disposal of underutilized assets, elimination of non-essential operating expenses, and reductions in raw material costs. Most of these initiatives have been implemented by the end of 2006. We expect to realize annual savings of approximately $5 million from the restructuring plan beginning in 2007. The plan as currently constituted, however, may not be sufficient to achieve the desired level of cost savings during the time period indicated. Additional restructuring activities may be required to attain the intended reduction in operating costs and the expected impact on operating margins within our Large Scale Manufacturing segment. Furthermore, the implementation of the restructuring plan could cause disruptions to Large Scale Manufacturing operations that could have an adverse impact on the results of our operations.

Our goodwill may become impaired.

As of December 31, 2006, we have $35.8 million of goodwill on our consolidated balance sheet. We perform an annual assessment of the carrying value of our goodwill for potential impairment using an independent third-party. A determination of impairment is made based upon the estimated future cash flows of the operations associated with goodwill, comparable company multiples and recent transactions involving similar entities. If goodwill is determined to be impaired in the future we would be required to record a charge to our results of operations. For example, during 2004 we recorded goodwill impairment charges totaling $14.5 million. Factors we consider important which could result in an impairment include the following:

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

We made a strategic investment in Organichem Corporation in December 1999 to facilitate a management buyout of a chemical manufacturing facility from Nycomed Amersham, plc (now GE Healthcare) and completed the full acquisition of Organichem in February 2003. Also during 2003, we made equity investments in two private companies. Under the terms of these agreements, we provided FTE services to each company in exchange for equity securities and fee for service cash payments. One of these companies is currently in the process of raising additional financing. In February 2006, we completed the acquisition of ComGenex, a privately held drug discovery service company in Budapest, Hungary. These transactions may not be as beneficial to us as we currently expect. We record an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions, poor operating results of underlying investments or the investees’ inability to obtain additional financing could result in our inability to recover the carrying value of the investments, thereby requiring an impairment charge in the future. For example, during the fourth quarter of 2004 we recorded a $1.3 million impairment charge related to an investment we made in a drug discovery company.

We may not be able to effectively manage our international operations.

We established contract research facilities in Singapore and Hyderabad, India in 2005, and have continued to expand our facilities in India in 2006. In February 2006, we completed the acquisition of ComGenex, a privately held drug discovery service company in Budapest, Hungary. There are significant risks associated with the establishment of foreign operations, including, but not limited to: geopolitical risks, foreign currency exchange rates and the impact of shifts in the U.S. and local economies on those rates, compliance with local laws and regulations, the protection of our intellectual property and that of our customers, the ability to integrate our corporate culture with local customs and cultures, and the ability to effectively and efficiently supply our international facilities with the required equipment and materials. If we are unable to effectively manage these risks, these locations may not produce the revenues, earnings, or strategic benefits that we anticipate.

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

•       Mark T. Frost, our Chief Financial Officer and Treasurer;

•       Brian D. Russell, our Vice President, Human Resources;

•       Eric Smart, our Vice President, Business Development;

•       Dr. Michael P. Trova, our Senior Vice President, Chemistry;

•       Dr. Bruce J. Sargent, our Vice President, Discovery Research and Development;

•       Dr. Michael D. Ironside, our Vice President cGMP and Chemical Development;

•       Dr. Harold Meckler, our Vice President, Science & Technology; and;

•       Dr. Steven R. Hagen, our Vice President, Quality and Analytical Services.

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

We develop, test and manufacture drugs that are used by humans. If any of the drugs that we develop, test or manufacture harm people, we may be required to pay damages to those persons. Although we carry liability insurance, we may be required to pay damages in excess of the amounts of our insurance coverage. Damages awarded in a product liability action could be substantial and could have a negative impact on our financial condition.

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

We have completed an environmental remediation assessment associated with groundwater contamination at our Rensselaer, New York location. This contamination is associated with past practices at the facility prior to 1990, and prior to AMRI’s investment or ownership of the facility. Ongoing costs associated with the remediation include biannual monitoring and reporting to the State of New York’s Department of Environmental Conservation. Under the remediation plan, we are expected to pay for monitoring and reporting until 2014. Under a 1999 agreement with the facility’s previous owner, our maximum liability under the remediation is $5.5 million. If the State of New York Department of Environmental Conservation finds that we fail to comply with the appropriate regulatory standards, it may impose fines on us which could have a negative impact on our operations. Additionally, if we are unable to enforce our contractual maximum remediation liability of $5.5 million, it may have an adverse affect on our results of operations.

If we fail to meet strict regulatory requirements, we could be required to pay fines or even close our facilities.

All facilities and manufacturing techniques used to manufacture drugs in the United States must conform to standards that are established by the federal Food and Drug Administration, or FDA. The FDA conducts unscheduled periodic inspections of our facilities to monitor our compliance with regulatory standards. If the FDA finds that we fail to comply with the appropriate regulatory standards, it may impose fines on us or, if the FDA determines that our non-compliance is severe, it may close our facilities. Any adverse action by the FDA would have a negative impact on our operations.

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

At February 21, 2007, our directors and officers beneficially owned or controlled approximately 14.9% of our common stock. Individually and in the aggregate, these stockholders significantly influence our management, affairs and all matters requiring stockholder approval. In particular, this concentration of ownership may have the effect of delaying, deferring or preventing an acquisition of us and may adversely affect the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2006 fiscal year.

ITEM 2. PROPERTIES.

Our principal manufacturing and research and development facilities are located in the United States. The aggregate square footage of our operating facilities is approximately 785,000 square feet, of which 458,000 square feet are owned and 327,000 square feet are leased. Set forth below is information on our principal facilities:

Location	Square Feet	Primary Purpose
Albany, New York	268,000	Manufacturing, Research & Development and Administration
Rensselaer, New York	251,400	Manufacturing & Research & Development
East Greenbush, New York	64,000	Manufacturing & Research & Development
Syracuse, New York	28,000	Manufacturing & Research & Development
Bothell, Washington	33,000	Research & Development
Singapore	16,000	Research & Development
Hyderabad, India	7,000	Research & Development
Budapest, Hungary	27,000	Research & Development
Fuzfo, Hungary	37,000	Research & Development
Mt. Prospect, Illinois	88,000	Held for Sale and Under Contract for Sale

Our Rensselaer, NY facility is used in our Large-Scale Manufacturing (“LSM”) segment as reported in the consolidated financial statements. All other facilities are used in our Discovery/Development/Small Scale Manufacturing (“DDS”) segment as reported in the consolidated financial statements. We consider these facilities to be in good condition and suitable for their purpose. The capacity associated with these facilities is adequate to meet our anticipated needs through 2007.

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

AMR Technology, a subsidiary of the Company, along with Aventis Pharmaceuticals Inc., the U.S. pharmaceutical business of Sanofi-Aventis S.A., is involved in legal proceedings with several companies seeking to market generic versions of Allegra. Beginning in 2001, Barr Laboratories, Inc., Impax Laboratories, Inc., Mylan Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Dr. Reddy’s Laboratories, Ltd./Dr. Reddy’s Laboratories, Inc., Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., and Sandoz Inc. filed Abbreviated New Drug Applications (ANDAs) with the U.S. Food and Drug Administration, or FDA, to produce and market generic versions of Allegra products.

In response to the filings described above, beginning in 2001, Aventis Pharmaceuticals filed patent infringement lawsuits against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Dr. Reddy’s Laboratories, Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., and Sandoz. Each of the lawsuits was filed in the U.S. District Court in New Jersey and alleges infringement of one or more patents owned by Aventis Pharmaceuticals. In addition, on November 14, 2006, Aventis filed a patent infringement suit against Teva Pharmaceuticals USA, Barr Laboratories, Inc. and Barr Pharmaceuticals, Inc. in the Eastern District of Texas based on patents owned by Aventis. Further, beginning in March 5, 2004, AMR Technology, along with Aventis Pharmaceuticals, filed suit in the U.S. District Court in New Jersey against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Dr. Reddy’s Laboratories, Amino Chemicals, Ltd., Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., DiPharma S.P.A., DiPharma Francis s.r.l., and Sandoz, asserting infringement of two of our U.S. patents that are exclusively licensed to Aventis Pharmaceuticals relating to Allegra and Allegra-D products. On December 11, 2006, AMR Technology and Sanofi-Aventis U.S. LLC, an affiliate of Aventis Pharmaceuticals, also filed a patent infringement lawsuit in the Republic of Italy against DiPharma Francis s.r.l. and DiPharma S.P.A. based on European Patent No. 703,902 which is owned by AMR Technology and licensed to Sanofi-Aventis U.S. LLC. In addition, on December 22, 2006, AMR Technology filed a patent infringement lawsuit in Canada against Novopharm Ltd., Teva Pharmaceutical Industries Ltd., Teva Pharmaceuticals USA, Inc., DiPharma S.P.A. and DiPharma s.r.l. based on Canadian Patent No. 2,181,089.

Aventis Pharmaceuticals and AMR Technology have entered into covenants not to sue the defendants other than Novopharm, DiPharma S.P.A. and DiPharma Francis s.r.l., under U.S. Patent No. 5,578,610, which patent has not been asserted in the litigation but which Aventis Pharmaceuticals exclusively licenses from us. However, we and Aventis Pharmaceuticals have agreed that Aventis Pharmaceuticals will continue to pay royalties to us based on that patent under our original license agreement with Aventis Pharmaceuticals. Under our arrangements with Aventis Pharmaceuticals, we will receive royalties until expiration of the underlying patents (2013 for U.S. Patent No. 5,578,610 and 2015 for U.S. Patent No. 5,750,703) unless the patents are earlier determined to be invalid.

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

On September 20, 2005, AMR Technology, along with Aventis Pharmaceuticals, filed a Motion for Preliminary Injunction in the U.S. District Court in New Jersey seeking to enjoin Barr Pharmaceuticals, Inc., Teva Pharmaceuticals Ltd., Ranbaxy Laboratories, Ltd. and Amino Chemicals, Ltd. from the sale of generic versions of Allegra in the United States. On January 30, 2006, the U.S. District Court denied the request by AMR Technology and Aventis Pharmaceuticals for a preliminary injunction. An appeal of that decision was taken to the U.S. Court of Appeals for the Federal Circuit and, on November 8, 2006, the appellate court affirmed the District Court’s denial of a preliminary injunction. The Federal Circuit’s decisions on the preliminary injunction application is not dispositive of the merits of the claims being asserted as described above.

Subsequent to the preliminary injunction proceeding in the District Court, Dr. Reddy’s Laboratories has engaged in an at-risk launch of generic fexofenadine products.

Should the Company be unsuccessful in defending these patents, the Company will continue to experience a material decrease in operating cash flows and a material adverse effect on our results of operations and financial condition.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)   Market Information.   The Common Stock of the Company is traded on the Nasdaq National Market (“Nasdaq”) under the symbol “AMRI.” The following table sets forth the high and low closing prices for our Common Stock as reported by Nasdaq for the periods indicated:

Period	High	Low
Year ending December 31, 2006
First Quarter	$12.44	$9.70
Second Quarter	$10.81	$9.22
Third Quarter	$10.41	$8.50
Fourth Quarter	$12.43	$9.19
Year ending December 31, 2005
First Quarter	$11.27	$8.06
Second Quarter	$14.20	$9.01
Third Quarter	$16.99	$11.77
Fourth Quarter	$13.71	$10.79

Stock Performance Graph

The following graph provides a comparison, from December 31, 2001 through December 29 2006, of the cumulative total stockholder return (assuming reinvestment of any dividends) among the Company, the Nasdaq Stock Market (U.S. Companies) Index (the “Nasdaq Index”) and the Nasdaq Pharmaceuticals Index (the “Pharmaceuticals Index”). The historical information set forth below is not necessarily indicative of future performance. Data for the Nasdaq Stock Market Index and the Nasdaq Pharmaceuticals Index were provided to the Company by Nasdaq.

	Albany Molecular Research, Inc	Nasdaq Stock Market (U.S. Companies) Index	Nasdaq Pharmaceuticals Index
December 31, 2001	100.000	100.000	100.000
December 31, 2002	55.832	69.130	64.616
December 31, 2003	56.663	103.364	94.718
December 31, 2004	42.054	112.488	100.885
December 31, 2005	45.886	114.878	111.103

(b)   Holders.   The number of record holders of our Common Stock as of February 21, 2007 was approximately 198. We believe that the number of beneficial owners of our Common Stock at that date was substantially greater than 198.

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

(e)   Equity Compensation Plan Information—The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2006:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	2,171,413	$20.12	1,539,879
Equity compensation plans not approved by security holders	—	—	—
Total	2,171,413	$20.12	1,539,879	(2)

(1)          Consists of the Stock Option Plan and the Employee Stock Purchase Plan (ESPP). Does not include purchase rights accruing under the ESPP because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period. Includes shares available for future issuance under the ESPP and Stock Option Plan.

(2)          Includes 1,181,526 shares available for the Stock Option Plan and 358,353 shares available for the ESPP.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data shown below for the fiscal years ended December 31, 2006, 2005, and 2004 and as of December 31, 2006 and 2005, have been derived from our audited consolidated financial statements included in this Form 10-K. The selected financial data set forth below for the fiscal years ended December 31, 2003 and 2002 and as of December 31, 2004, 2003 and 2002 have been derived from our audited consolidated financial statements for those years, which are not included in this Form 10-K. All share and per share amounts have been adjusted for stock splits. The information should be read in conjunction with the Company’s audited consolidated financial statements and related notes and other financial information included herein, including Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	As of and for the Year Ending December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statements of Income (Loss) Data:
Contract revenue	$152,783	$136,988	$121,554	$144,667	$71,688
Recurring royalties	27,024	46,918	47,973	51,682	51,139
Total revenue	179,807	183,906	169,527	196,349	122,827
Cost of contract revenue	128,610	112,642	96,932	101,753	41,313
Write-down of library inventories	—	2,063	5,974	—	—
Total cost of contract revenue	128,610	114,705	102,906	101,753	41,313
Technology incentive award	2,783	4,695	4,789	5,183	5,107
Research and development	11,428	14,468	23,887	22,466	7,096
Selling, general and administrative	31,899	26,494	22,812	20,318	12,897
Property and equipment impairment	3,554	—	4,728	—	—
Goodwill impairment	—	—	14,494	—	—
Intangible asset impairment	—	—	3,541	—	—
Restructuring charge	2,431	—	1,184	—	—
Total costs and expenses	180,705	160,362	178,341	149,720	66,413
Income (loss) from operations	(898)	23,544	(8,814)	46,629	56,414
Equity in (loss) income of unconsolidated affiliates	—	—	(65)	(372)	2,795
Interest income, net	2,990	1,787	317	785	3,108
Minority interest in consolidated subsidiaries	—	—	—	133	—
Loss on equity investment	—	—	(1,274)	—	—
Other (loss) income, net	150	(185)	(18)	403	93
Income (loss) before income tax expense	2,242	25,146	(9,854)	47,578	62,410
Income tax expense	59	8,825	1,837	16,714	22,686
Net income (loss)	$2,183	$16,321	$(11,691)	$30,864	$39,724
Basic earnings (loss) per share	$0.07	$0.51	$(0.37)	$0.97	$1.22
Diluted earnings (loss) per share	$0.07	$0.50	$(0.37)	$0.95	$1.19
Weighted average common shares outstanding, basic	32,036	32,044	31,627	31,880	32,632
Weighted average common shares outstanding, diluted	32,289	32,334	31,627	32,366	33,309
Consolidated Balance Sheet Data:
Cash, cash equivalents and investment securities	$107,164	$127,910	$133,749	$124,628	$129,537
Property and equipment, net	153,202	151,078	145,753	146,639	72,518
Working capital	149,932	162,805	179,765	174,609	163,133
Total assets	375,493	383,150	376,892	390,945	302,736
Long-term debt, excluding current installments	13,993	18,521	48,603	53,129	5,281
Total stockholders’ equity	318,455	313,061	295,476	301,935	282,147
Other Consolidated Data:
Capital expenditures	$16,453	$19,166	$23,716	$30,554	$17,387

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a global chemistry-based drug discovery and development company, focused on identifying and developing novel biologically active small molecules with applications primarily in the prescription drug market. We engage in comprehensive research from lead discovery, optimization and development to commercial manufacturing and conduct cell and non-cell based high throughput screening on a variety of biological targets. We perform research for many of the leading pharmaceutical and biotechnology companies and for our own internal research and development.

In addition to our contract services, we also conduct proprietary research and development to discover new therapeutically active lead compounds with commercial potential. We anticipate that we would then license these compounds to third parties in return for up-front and service fees, and milestone payments as well as recurring royalty payments if these compounds are developed into new commercial drugs. In October 2005, we licensed the worldwide rights to develop and commercialize potential products from our amine neurotransmitter reuptake inhibitors identified in one of our proprietary research programs to Bristol-Myers Squibb Company (“BMS”). Our proprietary research and development activities previously led to the development, patenting and 1995 licensing of a substantially pure form of, and a manufacturing process for, the active ingredient in the non-sedating antihistamine fexofenadine HCl marketed by Sanofi-Aventis S.A. as Allegra in the Americas and as Telfast elsewhere.

Our total revenue for 2006 was $179.8 million, including $152.8 million from our contract service business and $27.0 million from our royalties on sales of Allegra. We generated $11.3 million in cash from operations and spent $11.6 million related to the acquisition of AMRI Hungary. In addition, we spent $16.5 million in capital on our facilities and equipment, primarily related to the construction and outfitting of research facilities in Singapore and India,  the expansion of our manufacturing suites at our Rensselaer facility, and the implementation of a company-wide enterprise resource planning (“ERP”) system. In addition, we paid down $4.6 million in outstanding principal on our credit facilities. We recorded net income of $2.2 million in 2006. As of December 31, 2006, we had $107.2 million in cash, cash equivalents and investments and $18.5 million in bank and other related debt, carrying a blended interest rate of approximately 4.13%.

Strategy

We continue to execute a long-term strategy to grow our global platform services business while leveraging our proprietary technologies and capabilities to provide greater value to our customers and further growth for the Company. In 2005, we established operations in Singapore and India, enabling us to provide our research and development services in lower-cost environments. In February 2006, we completed the acquisition of ComGenex (now known as AMRI Hungary), a privately held drug discovery service company in Budapest, Hungary. The addition of AMRI Hungary has provided the Company with a European base in a European Union member state and significantly increased access to the European market, as well as another lower-cost environment from which we can provide our services. We have designed our operating structure and our services to provide our customers with opportunities to reduce overall drug development time and cost and to simultaneously pursue a greater number of drug discovery and development opportunities across a wide range of technologies, geographic locations, and cost structures.

We also continued to transition and expand our clinical supply manufacturing revenue stream at our large-scale manufacturing facility, enabling us to seamlessly transfer our customers’ clinical supply manufacturing projects through the drug discovery and development process from the development of these materials at our smaller scale chemistry laboratories to large-scale production for use in advanced stage human trials. Clinical supply manufacturing supplements our large-scale facility’s legacy services, which include cGMP commercial production, as well as high potency and controlled drug substance manufacturing, and is expected to assist us in recovering lost revenues resulting from the 2005 discontinuation of purchases of one of the products that we sold to GE Healthcare. Sales of this product totaled $17.0 million in 2005, which represented 21% of large scale manufacturing revenue for the year ended December 31, 2005. In addition, clinical supply manufacturing presents additional commercial production opportunities, as we seek to enter into comprehensive agreements with our customers that also provide for commercial supply of these materials upon meeting regulatory approval. We entered into two of these types of agreements during the second quarter of 2006. The materials to be produced under these agreements received positive regulatory announcements in October 2006, and the commercial manufacturing of a product under one of these contracts began in the fourth quarter of 2006. Clinical supply manufacturing represented 32% of our LSM revenue in 2006, compared to 22% in 2005.

In November 2006, we announced plans to initiate a restructuring of our LSM business segment. Consistent with our continued strategy of realigning this segment toward a greater focus on manufacturing clinical trial materials with strong commercial potential as noted above, the goals of the restructuring plan are to strengthen our competitiveness in this area and reduce operating costs by eliminating overlap in business processes, organization and project process flow, as well as leveraging existing resources and assets. The restructuring plan called for us to reduce our workforce in this segment by approximately 40 employees or approximately 15%, as well as reduce non-essential operating expenses, raw material costs and future capital expenditure activities. We estimate that total large scale costs will be reduced by $5 million annually as a result of this restructuring. We are also evaluating opportunities to leverage our large-scale cGMP production facilities, including identifying niche products to manufacture such as active pharmaceutical ingredients (“API”) for use in generic versions of compounds whose patents have expired or will be expiring, as well as assessing complementary lines of business that support cGMP production.

We continue to advance our proprietary technologies and programs with the goal to generate licensing and other revenue opportunities. In October 2006, the Company announced the selection of a compound from its proprietary oncology research program for advanced preclinical testing, with the goal of submitting an Investigational New Drug Application (“IND”) with the U.S. Food and Drug Administration (“FDA”) in late 2007 or early 2008. We also continue to utilize our proprietary technologies to further advance other early to middle stage internal research programs in the fields of oncology, immunosuppresion, bacterial infection and other diseases, with a view to seeking a licensing partner for these programs at an appropriate research or developmental stage.

Additionally, we continue to seek comprehensive research and/or supply agreements with our customers, incorporating several of our service offerings in a variety of locations and cost structures worldwide, and spanning across the entire pharmaceutical research and development process, including access to our chemical compound and natural product libraries, performance of screening and other lead discovery activities, performance of lead optimization and pre-clinical testing, and large-scale manufacturing for clinical trials and commercial sale if the product meets regulatory approval. We believe that the ability to partner with a single provider of pharmaceutical research and development services from discovery through commercial production is of significant benefit to our customers. Through our comprehensive service offerings, we are able to provide customers with a  more efficient transition of experimental compounds through the research and development process, ultimately reducing the time and cost involved in bringing these compounds from concept to market. Under these comprehensive agreements, we typically receive a combination of fees for performance and delivery of goods and services, as well as milestone and royalty payments should collaborative efforts lead to the discovery of new products that reach the market.

We are currently in the process of implementing a company-wide enterprise resource planning (“ERP”) system, which will ultimately result in the management of all components of our business across all locations within one integrated operating system. We completed the implementation of this system in all U.S. locations in July 2006, and we expect to implement this system in our international locations in

2007. We expect the ERP to provide increased visibility into the operation and management of our contract services and research and development businesses. In addition, we expect to realize efficiencies through the consolidated processing of our administrative functions in a uniform manner across all locations.

The trends that began to emerge in chemistry outsourcing during 2005 continued in 2006. We continued to experience strong demand for our developmental and small-scale cGMP manufacturing services, further extending the growth trend that began in the second half of 2004. Pricing for our services remained extremely competitive, and the trend of sourcing contracted services to lower-cost providers continued. Our ability to provide services under a variety of business models and cost structures by incorporating our lower cost international facilities that were established in India and Singapore in 2005, as well as AMRI Hungary, which was acquired in February 2006, continued to be well-received by our customers. Our global platform helped to drive an increase in worldwide demand for our discovery services. This trend, which began in the latter portion of 2005 and ended a two-year period of declining demand for these services, continued through 2006. We currently expect the trend of increased worldwide demand for our services to continue in 2007, and we expect to continue to expand our global service platform to meet the needs of our customers. In addition to continuing to integrate our existing facilities in India, Singapore, and Hungary into our global service offerings, we initiated construction on a new 50,000 square foot R&D centre at the Shapoorji Pallonji Biotech Park in Hyderabad, India in 2006. The facility will conduct contract projects in early stage drug discovery research and house a development laboratory, and is expected to be completed in late 2007.

As discussed in Item 3 of this Form 10-K, beginning in September 2005, several generic manufacturers began to produce and market a generic version of Allegra. We and Aventis Pharmaceuticals have filed several patent infringement suits against these generic companies alleging infringement of certain U.S. and Canadian patents. The launch of the generic product is considered an “at-risk” launch due to the on-going litigation. The at-risk launch of generic fexofenadine had a material adverse impact on U.S. sales of Allegra by Sanofi-Aventis in 2006 and in turn, the royalties earned by us on those sales. We continue to forcefully and vigorously defend our intellectual property related to Allegra, and we continue to pursue our intellectual property rights as the patent infringement litigation progresses. However, should we or Sanofi-Aventis be unsuccessful in defending these patents we would continue to experience a material decrease in royalty revenues and operating cash flows.

The recurring royalties we receive on the sales of Allegra/Telfast have historically provided a material portion of our revenues, earnings, and operating cash flows. The at-risk launch of generic fexofenadine had a material adverse impact on U.S. sales of Allegra in 2006, resulting in a 42% year-over-year decrease in our royalty revenues for the year. We currently expect 2007 Allegra royalty revenues to remain flat or decrease slightly from amounts recognized in 2006. We expect to experience a decrease in earnings and operating cash flows in the short term as we continue to develop our business in an effort to supplement the revenues, earnings and operating cash flows that have historically been provided by Allegra/Telfast royalties.

Mt. Prospect Impairment

During the fourth quarter of 2006, we secured a letter of intent related to the potential sale of the Mt. Prospect facility for approximately $1.5 million. As a result, we recorded an additional impairment charge of approximately $0.5 million in the fourth quarter of 2006 to reduce the carrying amount of these assets to reflect the sales price per the letter of intent less estimated selling costs. We currently anticipate the sale to be completed in the first half of 2007.

The facility qualified for held for sale treatment in accordance with SFAS No. 144 during the fourth quarter of 2004. At that time, we anticipated the completion of the sale of the facility by June 2006. We  previously disclosed that if a definitive agreement to sell the facility was not in place as of June 30, 2006, we would reassess the classification of the facility as held for sale in accordance with SFAS No. 144. We were not able to secure a definitive agreement to sell the facility as of June 30, 2006. Accordingly, and in connection with the preparation of our second quarter results, we reassessed Mt. Prospect as a held for sale facility. As a result of this assessment, we reaffirmed our intention to sell the Mt. Prospect facility, and determined that a further write-down of the carrying value of the facility was required. Management estimated the fair value based upon its intention to sell the facility within twelve months and comparable real estate transactions in the facility’s market area. We recorded an impairment charge of $3.1 million during the quarter ended June 30, 2006 to reflect the estimated fair value of the facility less estimated selling costs.

Results of Operations

Operating Segment Data

We have organized our sales, marketing and production activities into the Discovery/Development/Small Scale Manufacturing (“DDS”) and Large Scale Manufacturing (“LSM”) segments based on the criteria set forth in SFAS No. 131, ‘‘Disclosures about Segments of an Enterprise and Related Information.’’ We rely on an internal management accounting system to report results of these segments. The accounting system includes revenue and cost information by segment. We make financial decisions and allocate resources based on the information we receive from this internal system. The DDS segment includes activities such as drug lead discovery, optimization, drug development and small scale commercial manufacturing. The LSM segment includes pilot to commercial scale manufacturing of active pharmaceutical ingredients and intermediates and high potency and controlled substance manufacturing, all of which are in compliance with the Food and Drug Administration’s (“FDA”) current Good Manufacturing Practices, or cGMP.

Contract Revenue

Contract revenue consists primarily of fees earned under contracts with third-party customers. Our contract revenues for each of our DDS and LSM segments were as follows:

	Year Ended December 31,
	2006	2005	2004
	(in 000’s)
DDS	$75,777	$55,645	$53,488
LSM	77,006	81,343	68,066
Total	$152,783	$136,988	$121,554

DDS contract revenue for 2006 was $75.8 million, an increase of $20.2 million or 36.2% compared to contract revenue of $55.6 for 2005. The increase in contract revenue was primarily attributable to an increase in discovery services revenue of $12.1 million or 44% due to the recognition of license fee and FTE services revenues resulting from our License and Research Agreement with BMS, strong worldwide demand for discovery services provided through both our U.S. and Singapore facilities, and the addition of $8.1 million in revenue from AMRI Hungary. In addition, contract revenue from chemical development, small-scale GMP manufacturing and analytical services increased by $8.1 million or 29% as our customers continue to focus on development-stage projects and demand for development services provided through our India facility increased. We expect the growth trends in both discovery services and development and small-scale manufacturing services to continue in 2007.

LSM contract revenue decreased by $4.3 million, or 5.3%, to $77.0 million in 2006 compared to $81.3 in 2005. The decrease in contract revenue was primarily attributable to the discontinuation of purchases of one of LSM’s products by GE Healthcare in the second quarter of 2005. Sales of this product totaled $17.0 million in 2005, which represented 21% of  2005 LSM revenue, and 12% of total contract revenue for the year ended December 31, 2005. The decrease is largely offset by an increase in demand for clinical supply products for advanced stage human trials as we shift the focus of our large-scale manufacturing operations. Clinical supply manufacturing revenues were $24.3 million in 2006, or 32% of total LSM revenue, compared to $17.9 million in 2005, or 22.0% of total LSM revenue. The decrease is further offset by a $5.5 million increase in sales of commercial products to customers other than GE due to the timing of customer requirements. We expect an increase in large-scale contract revenue in 2007 as we experience continued growth in the area of clinical supply manufacturing for advanced stage human trials and additionally increase our customer base for other commercial products.

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

Recurring Royalties

We earned royalties under our licensing agreement with Sanofi-Aventis S.A. for the active ingredient in Allegra/Telfast. Royalties were as follows:

Year Ended December 31,
2006	2005	2004
	(in 000’s)
$27,024	$46,918	$47,973

Recurring royalties decreased 42.4% to $27.0 million for the year ended December 31, 2006 from $46.9 million for 2005. The decrease is primarily attributable to the impact of the at-risk launch of generic fexofenadine by Barr Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd.

Recurring royalties decreased 2% to $46.9 million for the year ended December 31, 2005 from $48.0 million for 2004. The decrease is primarily attributable to the fourth quarter 2005 impact of the at-risk launch of generic fexofenadine by Barr Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd., which occurred on September 6, 2005.

The recurring royalties we receive on the sales of Allegra/Telfast have historically provided a material portion of our revenues, earnings, and operating cash flows. We expect to continue to experience a decrease in revenues, earnings, and operating cash flows from historical levels in the short term as we continue to develop our business in an effort to supplement the revenues, earnings and operating cash flows that have historically been provided by Allegra/Telfast royalties. We continue to forcefully and vigorously defend our intellectual property related to Allegra, and we continue to pursue our intellectual property rights as patent infringement litigation progresses. However, should we or Aventis be unsuccessful in defending these patents we would continue to experience a material decrease from historic royalty revenues. Furthermore, an at-risk launch of a generic version of Allegra-D by a generic competitor could result in further decreases in royalty revenues.

Cost of Contract Revenue

Cost of contract revenue, from which we derive gross profit from contract revenue, consists primarily of compensation and associated fringe benefits for employees, chemicals, depreciation and other indirect costs. Cost of contract revenue for our DDS and LSM segments were as follows:

	Year Ended December 31,
	2006	2005	2004
	(in 000’s)
DDS	$53,591	$45,179	$51,186
LSM	75,019	69,526	51,720
Total	$128,610	$114,705	$102,906
DDS Gross Margin	29.3%	18.8%	4.3%
LSM Gross Margin	2.6%	14.5%	24.0%
Total Gross Margin	15.8%	16.3%	15.3%

DDS contract revenue gross margin was 29.3% for the year ended December 31, 2006, compared to 18.8% in 2005. The increase in gross margin largely resulted from the increase in contract revenues in relation to the fixed cost components of DDS contract business, including the addition of license fee revenues associated with our Licensing and Research Agreement with BMS. The recognition of license fees contributed approximately $2.9 million to DDS contract revenue for 2006, with no corresponding incremental cost. We also realized good margin contributions on services performed at AMRI Hungary. DDS contract gross margin was also favorably impacted by a $1.2 million decrease in the amortization of the Company’s chemical compound and natural product library inventories for the year ended December 31, 2006, due to the impairment of these libraries in the fourth quarter of 2005. This item was offset by increased salary and benefit expenses due to annual merit increases and the recognition of additional share-based compensation expense under SFAS No. 123 (R). We expect the trend of increased DDS contract revenue gross margins to continue in 2007 due to increases in contract revenues both domestically and internationally in relation to the fixed costs at these locations.

LSM contract revenue gross margin decreased to 2.6% for the year ended December 31, 2006 compared to 14.5% in 2005. The decrease is due to the impact of the transition of our large-scale manufacturing facility from specializing in the repetitive manufacturing of commercial products to the non-repetitive manufacturing of clinical supply compounds for numerous customers for use in clinical trials. In November 2006 we announced a restructuring plan to realign the facility’s operations and cost structure with this business model. The goal of the restructuring plan is to improve the efficiency and profitability of the LSM operating segment by eliminating overlap in business processes, organization and project process flow, as well as leveraging existing resources and assets.   As a result, we expect gross margins in the LSM segment to improve in 2007, as we expect to realize annual savings of approximately $5 million from the restructuring plan beginning in 2007. The savings are expected to occur through the announced workforce reductions as well as non-workforce-related actions such as the disposal of underutilized assets, elimination of non-essential operating expenses, and reductions in raw material costs.

DDS contract revenue gross margin was 18.8% for the year ended December 31, 2005, compared to 4.3% in 2004. The increase in gross margin largely resulted from the increase in contract revenues in relation to the fixed cost components of DDS contract business, as well as decreases in facilities and overhead costs, compensation and benefits expense due to a reduction in scientific personnel, as well as decreases in write-downs of our library and raw material inventories. LSM contract revenue gross margin decreased to 14.5% for the year ended December 31, 2005 compared to 24.0% in 2004. The decline in gross margin was due to the transition of our large-scale manufacturing facility from specializing in the manufacturing of commercial products to the manufacturing of clinical supply compounds for use in human trials.

Technology Incentive Award

We maintain a Technology Development Incentive Plan, the purpose of which is to stimulate and encourage novel innovative technology development by our employees. This plan allows eligible participants to share in a percentage of the net revenue earned by us relating to patented technology with respect to which the eligible participant is named as an inventor. Awards are currently payable primarily to Dr. Thomas D’Ambra, the Chief Executive Officer and President of the Company. The incentive awards were as follows:

Year Ended December 31,
2006	2005	2004
(in 000’s)
$2,783	$4,695	$4,789

The technology incentive award expense incurred under our Technology Development Incentive Plan decreased 40.7% to $2.8 million for the year ended December 31, 2006, compared to $4.7 million for 2005. The decrease was directly attributable to the continued decrease in Allegra royalties in 2006, partially offset by technology incentive awards paid to employees involved in the development of our proprietary amine neurotransmitter reuptake inhibitors as a result of the successful licensing of this technology to BMS. We expect technology incentive award expense to generally fluctuate directionally and proportionately with fluctuations in Allegra royalties in future periods.

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

Year Ended December 31,
2006	2005	2004
(in 000’s)
$11,428	$14,468	$23,887

Research and development expenses decreased 21.0% to $11.4 million for the year ended December 31, 2006 from $14.5 million for 2005. The decrease in R&D expense during the year ended December 31, 2006 is due primarily to the out-licensing of our CNS programs, which represented our most significant investment in R&D in 2005, to BMS in October 2005. As a result, after signing the agreement in October 2005, we did not incur significant R&D expenditures that would have been necessary to further advance these programs. In addition, certain costs associated with these programs, primarily consisting of compensation, employee benefit, and overhead costs related to the AMRI scientific personnel working on these programs have been allocated to cost of contract revenue related to the contract research we are performing for BMS in conjunction with the Licensing and Research Agreement. On October 30, 2006, the Company announced the selection of a compound from its proprietary oncology research program for advanced preclinical testing, with the goal of submitting an Investigational New Drug Application (“IND”) with the U.S. Food and Drug Administration (“FDA”) in late 2007 or early 2008. We currently expect research and development expense increases in 2007 as we advance our oncology compound towards an IND submission with the FDA.

Projecting expected project completion dates and anticipated revenue from our internal research programs is not practical at this time due to the early stages of the projects and the inherent risks related to the development of new drugs. Our internal central nervous system program, which was our most advanced project to date, was licensed to BMS in exchange for up-front license fees, contracted research services, and the rights to future milestone and royalty payments. We also continue to utilize our proprietary technologies to further advance other early to middle-stage internal research programs in the fields of oncology, immunosuppresion and inflammation, with a view to seeking a licensing partner for these programs at an appropriate research or developmental stage.

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

Research and development expenses decreased 39% to $14.5 million for the year ended December 31, 2005 from $23.9 million for 2004. The decrease in research and development expenses was due to the fact that research and development expenses for the year ended December 31, 2004 included a $3.1 million charge related to the issuance of warrants to BMS in conjunction with our acquisition of intellectual property related to our central nervous system (“CNS”) programs. The decrease was also due to the fact that we licensed our CNS programs, which represented our most significant investment in R&D in both 2005 and 2004, to BMS in October 2005. As a result, after signing the agreement in October 2005, we did not incur significant R&D expenditures that would have been necessary to further advance these programs. In addition, certain costs associated with these programs, primarily consisting of compensation and benefit costs related to the AMRI scientific personnel working on these programs, shifted to cost of contract revenue related to the contract research we are performing for BMS in conjunction with the licensing and research agreement. Finally, the decrease was also due to initiatives we undertook to reorganize our internal departments in order to have a more formalized and structured R&D business group in 2005, resulting in a more narrow focus of the scope of our research and development activities.

Selling, General and Administrative

Selling, general and administrative expenses consist of compensation and related fringe benefits for marketing, operational and administrative employees, professional services, marketing costs and costs related to facilities and information services. Selling, general and administrative expenses were as follows:

Year Ended December 31,
2006	2005	2004
(in 000’s)
$31,899	$26,494	$22,812

The increase in selling, general and administrative expenses in 2006 is primarily due to the addition of $3.5 million in incremental administrative costs incurred at AMRI Hungary, an increase in salaries and benefits expense of $2.1 million due to the addition of administrative and business development personnel and the recognition of additional share-based compensation expense under SFAS No. 123 (R),  as well as an increase in costs of $0.9 million due to the implementation and maintenance of our ERP system. These increases were partially offset by a decrease of $0.4 million from a refund of property taxes at our Mt. Prospect facility and an incremental decrease of $0.3 million in our Singapore expenses. Selling, general and administrative expenses are expected to increase in 2007 due to increased business development personnel costs, the recognition of additional stock-based compensation costs, additional travel costs associated with our international operations, and additional recruiting costs associated with the staffing of scientific personnel at both our domestic and international operations resulting from the anticipated increased demand for our contract services.

The increase in selling, general and administrative expenses in 2005 was due to an increase in salary and benefit expenses of $2.7 million resulting from the addition of administrative and business development personnel, as well as the reallocation of certain personnel expenses to more appropriately reflect the current use of these resources; the addition of $2.4 million in start-up and administrative costs associated with our Singapore and India operations; and a $1.1 million increase in facilities costs associated with the reallocation of these costs to more appropriately reflect the current cost of operating our laboratory and administrative facilities. These increases were partially offset by $1.4 million of employee and equipment relocation costs associated with the closure of our Mount Prospect facility incurred during 2004, as well as a decrease in professional fees of $1.3 million due to an overall decrease in Sarbanes-Oxley compliance service costs and additional accounting and valuation service fees associated with the impairment analyses performed at our Bothell and Mount Prospect facilities in 2004.

Impairment and Restructuring Charges

Large Scale Manufacturing Restructuring

On November 9, 2006, the Company announced plans to initiate a restructuring of the Company’s LSM business segment. Consistent with the Company’s continued strategy of realigning its LSM segment toward a greater focus on manufacturing clinical trial materials with strong commercial potential, the goals of the restructuring plan are to strengthen the Company’s competitiveness in this area and reduce operating costs by eliminating overlap in business processes, organization and project process flow, as well as leveraging existing resources and assets. The restructuring plan called for the Company to reduce its workforce in this segment by approximately 40 employees or approximately 15%, as well as reduce non-essential operating expenses, raw material costs and future capital expenditure activities. The Company has estimated that total large scale costs will be reduced by $5 million annually as a result of this restructuring. The Company recorded a restructuring charge of approximately $2.4 million in the fourth quarter of 2006, including a non-cash asset disposal charge of approximately $1.6 million, and cash charges of approximately $0.8 million consisting primarily of termination benefits.

The large scale restructuring costs are included under the caption restructuring charge in the consolidated statement of income for the year ended December 31, 2006 and the restructuring liabilities are included in accounts payable and accrued expenses on the consolidated balance sheet at December 31, 2006. The following table displays the restructuring activity and liability balances:

	Balance at January 1, 2006	Restructuring Charges	Incurred Amounts	Balance at December 31, 2006
	(in 000’s)
Termination benefits	$—	874	(192)	$682
Asset disposal costs	—	1,557	(1,175)	382
Total	$—	$2,431	$(1,367)	$1,064

Costs of termination benefits relate to severance packages, outplacement services and career counseling for employees affected by the restructuring. Asset disposal costs relate primarily to the carrying value of underutilized assets that were identified for disposal in conjunction with the restructuring plan.

The large scale manufacturing restructuring activity was recorded in the LSM operating segment. The net cash outflow related to the large scale manufacturing  restructuring for the year ended December 31, 2006 was $0.07 million. Anticipated cash outflows related to the large scale manufacturing restructuring for 2007 are $0.8 million, which primarily consists of the payment of accrued termination benefits.

Mt. Prospect Restructuring and Impairment Charges

During the fourth quarter of 2006, we secured a letter of intent related to the potential sale of the facility for approximately $1.5 million. As a result, we recorded an additional impairment charge of approximately $0.5 million in the fourth quarter of 2006 to reduce the carrying amount of these assets to reflect the sales price per the letter of intent less estimated selling costs. We previously recorded an impairment charge of $3.1 million during the quarter ended June 30, 2006 to reflect the estimated fair value of the facility less estimated selling costs.

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

The write-down of library inventories triggered an assessment of the recoverability of certain other related long-lived assets and goodwill within the Bothell reporting unit, including the goodwill and intangibles which resulted from the 2001 acquisition of New Chemical Entities (NCE), in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Based on our review, we determined that an impairment of certain related goodwill and long-lived assets had occurred.

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

We  previously disclosed that if a definitive agreement to sell the facility was not in place as of June 30, 2006, it would reassess the classification of the facility as held for sale in accordance with SFAS No. 144 at that time. We were not able to secure a definitive agreement to sell the facility as of June 30, 2006. Accordingly, and in connection with the preparation of its second quarter results, the Company reassessed Mt. Prospect as a held for sale facility. As a result of this assessment, the Company reaffirmed its intention to sell the Mt. Prospect facility, and determined that a further write-down of the carrying value of the facility was required. Management estimated the fair value based upon its intention to sell the facility within twelve months and comparable real estate transactions in the facility’s market area.

The restructuring costs are included under the caption restructuring charge in the consolidated statement of loss for the year ended December 31, 2004. The subsequent impairment of the Mt. Prospect facility and the resulting adjustments to the related restructuring liabilities are included under the caption property and equipment impairment in the consolidated statement of income for the year ended December 31, 2006. The restructuring liabilities are included in accounts payable and accrued expenses on the consolidated balance sheets at December 31, 2006 and 2005. The following table displays the restructuring activity and liability balances:

	Balance at January 1, 2006	Adjustments	Payments	Balance at December 31, 2006
	(in 000’s)
Asset disposal costs	513	(323)	—	190
Total	$513	(323)	—	$190

Asset disposal costs relate primarily to brokerage commissions, legal fees, and marketing expenses associated with the planned sale of the Mount Prospect Research Center facility, which is included in property and equipment held for sale on the consolidated balance sheet.

The Company also incurred $1.4 million in employee and equipment relocation costs during 2004. These relocation costs are included under the caption “selling, general and administrative” in the consolidated statement of loss.

The Mt. Prospect restructuring activity was recorded in the DDS operating segment. The net cash outflow related to the Mt. Prospect restructuring for the year ended December 31, 2006 was $0. Anticipated cash outflows related to the large scale manufacturing restructuring for 2007 are $0.2 million, which primarily consists of the payment of accrued asset disposal costs.

Equity in income (loss) of unconsolidated affiliates

Equity in income (loss) of unconsolidated affiliates represented the Company’s proportionate share in the income or loss of investees that the Company accounts for under the equity method. Equity in income (loss) of unconsolidated affiliates was as follows:

Year Ended December 31,
2006	2005	2004
(in 000’s)
$—	$—	$(65)

The loss recorded in 2004 reduced the value of the Company’s investment to $0, and as such, no further adjustments will be recorded until the investee returns to a position of positive net worth.

Interest income (expense), net

	Year Ended December 31,
(in thousands)	2006	2005	2004
Interest expense	$(1,072)	$(1,772)	$(1,641)
Interest income	4,062	3,559	1,958
Interest income (expense), net	$2,990	$1,787	$3171

Interest expense decreased $0.7 million to $1.1 million for the year ended December 31, 2006 from $1.8 million for 2005. The decrease was primarily due to the paydown of the $25.5 million outstanding balance on the Company’s line of credit in the third quarter of 2005.

Interest expense increased $0.1 million or 8% to $1.8 million for the year ended December 31, 2005 from $1.6 million in 2004. The increase was due to increases in the rates paid on the Company’s variable rate debt that were not hedged by its interest rate swaps, partially offset by the paydown of the $25.5 million outstanding balance on the Company’s line of credit in the third quarter of 2005.

Interest income increased $0.5 million to $4.1 million for the year ended December 31, 2006 from $3.6 million for 2005. The increase was due to increases in the rates earned on investment securities, interest bearing cash accounts and other short-term cash equivalents, partially offset by decreases in the underlying interest-earning balances held by the Company.

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

We determined that no impairment was required for our remaining $956,000 equity investment based on our analysis as of December 31, 2006 and 2005. However, should the events and conditions that are indicative of impairment as noted above arise, the Company may be required to record additional impairment charges in future periods.

Income tax expense

Year Ended December 31,
2006	2005	2004
(in 000’s)
$59	$8,825	$1,837

Income tax expense decreased to $59,000 for the year ended December 31, 2006, compared to $8.8 million for 2005. The overall decrease in income tax expense is primarily attributable to a decrease in pre-tax income. The Company’s effective tax rate decreased to 2.6% of pre-tax income for the year ended December 31, 2006 from 35.1% of pre-tax income for the year ended December 31, 2005. The decrease is due to the consistency of the Company’s deductible items and non-taxable earnings and a decrease in the pre-tax income, as well as the benefit recognized from tax holidays that the Company has been granted on earnings from certain foreign operations. We expect the effective tax rate to approximate 31% of pre-tax income for 2007.

Income tax expense increased to $8.8 million for the year ended December 31, 2005, compared to $1.8 million for 2004. The overall increase in income tax expense was attributable to an increase in income before income tax expense, even though income tax expense for 2004 reflects the goodwill and intangible asset impairment charges as non-deductible tax items. The fluctuation in the effective rate resulted primarily from the impact the revised 2004 projected annual results had in relationship to the 2004 projected annual permanent differences. Our 2005 effective tax rate was consistent with the Company’s historical experience excluding the impact of the 2004 impairment charges.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities. During 2006, we generated cash of $11.3 million from operating activities. The primary sources of operating cash flows were payments received for the performance of contract services and  royalty payments received from Sanofi-Aventis based upon a percentage of sales of Allegra. The primary uses of operating cash flows are the payment of compensation and benefits to both scientific and administrative personnel, purchases of inventory and supplies, and payment of occupancy costs.

The recurring royalties we receive on the sales of Allegra/Telfast have historically provided a material portion of our operating cash flows. As discussed in Item 3 of this Form 10-K, several generic manufacturers have filed ANDA applications with the FDA seeking authorization to produce and market a generic version of Allegra. We and Aventis Pharmaceuticals have filed several patent infringement suits against these generic companies alleging infringement of certain U.S. patents. On September 6, 2005, Barr Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. announced that they had entered into an agreement for the launch of Fexofenadine Hydrochloride 30 mg, 60 mg and 180 mg tablets, the generic version of Allegra tablets in the United States. The launch of the generic product is considered an “at-risk” launch due to the on-going litigation. The at-risk launch of generic fexofenadine has had a material adverse impact on U.S. sales of Allegra by Sanofi-Aventis and in turn, the royalties earned by us on those sales. On September 20, 2005, we, along with Aventis Pharmaceuticals, filed a Motion for Preliminary Injunction in the U.S. District Court in New Jersey seeking to enjoin Barr Pharmaceuticals, Inc., Teva Pharmaceuticals Ltd., Ranbaxy Laboratories, Ltd. and Amino Chemicals, Ltd. from the sale of generic versions of Allegra in the United States. On January 30, 2006, the U.S. District Court denied our request for a preliminary injunction. An appeal of that decision was taken to the U.S. Court of Appeals for the Federal Circuit and, on November 8, 2006, the appellate court affirmed the District Court’s denial of a preliminary injunction. The Federal Circuit’s decisions on the preliminary injunction application is not dispositive of the merits of the claims being asserted as described above. Subsequent to the preliminary injunction proceeding in the District Court, Dr. Reddy’s Laboratories has engaged in an at-risk launch of generic fexofenadine products. Should we or Aventis be unsuccessful in defending these patents we would continue to experience a material decrease in royalty revenues and operating cash flows.

During 2006, we used $9.0 million in cash for investing activities, primarily resulting from $16.5 million for the acquisition of property and equipment, and $11.6 million related to the acquisition of ComGenex, offset by  proceeds from sales and maturities of investment securities net of purchases of these securities of $19.3 million. During 2006, we used $4.0 million for financing activities, consisting of $4.6 million in long-term debt repayments, offset by $0.6 million provided by proceeds from stock option exercises and stock purchase plan withholdings.

Working capital was $149.9 million as of December 31, 2006, compared to $162.8 million at December 31, 2005. The primary sources of the decrease were the use of cash and investments to fund capital expenditures and the acquisition of AMRI Hungary, and a decrease in the carrying value of our held-for-sale Mt. Prospect facility. These decreases were partially offset by a decrease in deferred revenue due primarily to the recognition of deferred up-front licensing fees received in conjunction with our Licensing and Research Agreement with BMS as well as the completion of the revenue recognition process on several fixed fee contracts, and an increase in accounts receivable due to the timing of invoicing and collecting on sales to customers.

Total capital expenditures for the year ended December, 31 2006 were $16.5 million as compared to $19.2 million for the year ended December 31, 2005. Capital expenditures in 2006 were primarily related to the construction of our research facilities in Singapore and India, development of an enterprise resource planning (“ERP”) system and expansion and modification of our large-scale manufacturing facilities. For 2007, we expect to incur $18.0 - $20.0 million in capital expenditures, primarily related to the continued outfitting of our research facilities in Singapore and Hungary, the completion of a 50,000 square foot research centre in India, the implementation of our ERP system at our international locations, and the addition or replacement, as appropriate, of equipment for our domestic discovery, development, small-scale manufacturing, and large scale manufacturing services.

We entered into a credit facility consisting of a $30.0 million term loan and a $35.0 million line of credit to fund the acquisition of Organichem during 2003. The term loan matures in February, 2008. As of December 31, 2006, the interest rate on $10.0 million of the outstanding term loan balance was 4.37% and the interest rate on the remaining $5.0 million was 6.37%. On June 30, 2005, the Company amended the credit facility to extend the maturity date on the line of credit from February, 2006 to June, 2010. The line of credit bears interest at a variable rate based on the Company’s leverage ratio. As of December 31, 2006, the outstanding balance of the line of credit was $0. The credit facility contains certain financial covenants, including a maximum leverage ratio, a minimum required operating cash flow coverage ratio, a minimum earnings before interest and taxes to interest ratio and a minimum current ratio. Other covenants include limits on asset disposals and the payment of dividends. As of December 31, 2006 and 2005 we were in compliance with all covenants under the credit facility.

Working capital was $162.8 million as of December 31, 2005, compared to $179.8 million at December 31, 2004. The decrease of $21.0 million resulted from a $6.6 million increase in income taxes payable due to the timing of income tax payments and the generation of additional taxable income in 2005. In addition, there was a decrease in cash, cash equivalents, and investments of $5.8 million, which primarily resulted from the pay-down of outstanding balances on our line of credit of $30.1 million and capital expenditures of $19.2 million. These decreases were partially offset by cash flows from operations of $42.8 million, which includes the receipt of an $8.0 million up-front license fee from BMS in conjunction with a license and research agreement signed in October 2005. The up-front fee was included in deferred revenue and will be recognized over the initial three-year term of the agreement. Finally, there was a decrease in royalty receivables of $5.9 million due to reduced royalties on sales of Allegra/Telfast resulting from the at-risk launch of generic fexonfenadine in the fourth quarter of 2005. These decreases are partially offset by an increase in accounts receivable of $8.0 million due to increased contract revenues and the timing of payments received from our customers.

Total capital expenditures for the year ended December 31, 2005 were $19.2 million as compared to $23.7 million for the year ended December 31, 2004. Capital expenditures in 2005 were primarily related to the expansion and modification of our large-scale manufacturing facilities, the construction of our research facilities in Singapore and India, and initial development of an ERP system.

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

Off Balance Sheet Arrangements

We do not use special purpose entities or other off-balance sheet financing techniques that we believe have or reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital resources.

Contractual Obligations

The following table sets forth our long-term contractual obligations and commitments as of December 31,  2006.

Payments Due by Period (in thousands)

	Total	Under 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt (principal)	$18,534	$4,541	$10,173	$545	$3,275
Long-Term Debt (interest)(1)	2,266	924	395	277	670
Operating Leases	9,167	2,007	2,562	2,494	2,104
Purchase Commitments	20,264	20,264	—	—	—
Pension Plan Contributions	639	639	—	—	—

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

In 2006, 2005 and 2004 we awarded Technology Incentive Compensation primarily to the inventor of the terfenadine carboxylic acid metabolite technology, which is covered by the Company’s patents relating to the active ingredient in Allegra. The inventor is Thomas D’Ambra, our Chairman, President and Chief Executive Officer. Additionally, in 2006 we awarded employees involved in the development of our proprietary amine neurotransmitter reuptake inhibitors as a result of successful licensing of this technology to BMS. The amounts awarded and included in the consolidated statements of income (loss) for the years ended December 31, 2006, 2005 and 2004 are $2.8 million, $4.7 million and $4.8 million, respectively. Included in accrued compensation in the accompanying consolidated balance sheets, at both December 31,

2006 and 2005, are unpaid Technology Development Incentive Compensation awards of approximately $623,000.

Notes Receivable

From time to time we make loans to non-officer employees in the form of notes receivable. The notes receivable and accrued interest will not be repaid to us provided the employee remains in our employ throughout the term of the loan. If employment is terminated prior to the end of the loan term, a pro-rata portion of the principal and interest shall be repaid to us. Notes receivable from employees at December 31, 2006 and 2005 totaled $162,000 and $284,000, respectively. The amounts forgiven and charged to operations in the consolidated statements of income (loss) for the years ended December 31, 2006, 2005 and 2004 are $147,000, $185,000 and $91,000, respectively.

Telecommunication Services

A member of the Company’s board of directors is the Chief Executive Officer of one of the providers of telephone and internet services to the Company. This telecommunications company was paid approximately $156,000, $194,000 and $169,000 for services rendered to the Company in 2006, 2005 and 2004, respectively.

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

We generate contract revenue on the following basis:

Full-timeEquivalent (FTE).   An FTE agreement establishes the number of our employees contracted for a project or a series of projects, the duration of the contract period, the price per FTE, plus an allowance for chemicals and other project specific costs, which may or may not be incorporated in the FTE rate. FTE contracts can run in one month increments, but typically have terms of six months or longer. Our FTE contracts typically provide for annual adjustments in billing rates for the scientists assigned to the contract. These contracts involve our scientists providing services on a “best efforts” basis in a project which involve a research component with a timeframe or outcome that has some level of unpredictability. There are no fixed deliverables that must be met for payment as part of these services. As such, we recognize revenue under FTE contracts on a monthly basis as services are performed according to the terms of the contract.

Time and Materials.   Under a time and materials contract we charge our customers an hourly rate plus reimbursement for chemicals and other project specific costs. We recognize revenue for time and material contracts based on the number of hours devoted to the project multiplied by the customer’s billing rate plus other project specific costs incurred.

Fixed Fee.   Under a fixed-fee contract we charge a fixed agreed upon amount for a deliverable. Fixed-fee contracts have fixed deliverables upon completion of the project. Typically, we recognize revenue for fixed fee contracts after projects are completed, delivery is made and title transfers to the customer and collection is reasonably assured. In certain instances, our customers request that we retain materials produced upon completion of the project due to the fact that the customer does not have a qualified facility to store those materials. In these instances, the revenue recognition process is considered complete when necessary project documentation (batch records, Certificates of Analysis, etc.) has been delivered to the customer and payment has been collected.

Up-Front License Fees Milestone and Royalty Revenue.   We recognize revenue from up-front non-refundable licensing fees on a straight-line basis over the period of the underlying project. We will recognize revenue arising from a substantive milestone payment upon the successful achievement of the event, and the resolution of any uncertainties or contingencies regarding potential collection of the related payment, or if appropriate over the remaining term of the agreement.

Deferred Revenue.   Deferred revenue represents monies received for services that have not yet been performed as well as customer billings related to completed production which has not yet shipped. As an added service, during 2003 we began to temporarily store completed cGMP production at our facilities for certain customers. Under these arrangements, upon completion of the customer project we typically will enter into a storage agreement with the customer. We will temporarily store and subsequently ship the completed production, often in multiple shipments to multiple sites. The revenue related to these arrangements is typically recognized at the time the products are ultimately shipped, however, in certain instances, the revenue recognition process is considered complete when necessary project documentation (batch records, Certificates of Analysis, etc.) has been delivered to the customer and payment has been collected, as noted above.

Recurring Royalty Revenue Recognition.   Recurring royalties consist of royalties under a license agreement with Sanofi-Aventis based on the worldwide sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere. We record royalty revenue in the period in which the sales of Allegra/Telfast occur. Royalty payments from Sanofi-Aventis are due within 45 days after each calendar quarter and are determined based on sales of Allegra/Telfast in that quarter.

Restructuring Charges

We account for our restructuring costs as required by SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred, except for one-time termination benefits that meet certain requirements.

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

Goodwill

In accordance with the provisions of SFAS No. 142, we perform an annual assessment of the carrying value of goodwill for potential impairment (or on an interim basis if certain triggering events occur). A determination of impairment is made based upon the estimated discounted future cash flows of the operations associated with the related reporting unit, comparable company multiples and recent transactions involving similar entities. If goodwill is determined to be impaired in the future we would be required to record a charge to our results of operations. Factors the Company considers important which could result in an impairment include the following:

•       significant underperformance relative to historical or projected future operating results;

•       significant changes in the manner of our use of the acquired assets or the strategy for overall business;

•       significant negative industry or economic trends; and

•       market capitalization relative to net book value.

If management’s expectations of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of our reporting units could change significantly. Such a change could result in goodwill impairment charges in future periods, which could have a significant impact on our consolidated financial statements. Total goodwill recorded on the Company’s consolidated balance sheet at December 31, 2006 was $35.8 million, including $23.1 million associated with the Company’s acquisition of Organichem Corporation and $10.1 million of goodwill associated with the Company’s acquisition of ComGenex Kutato-Fejleszto Rt.

Long-Lived Assets

In accordance with the provisions of SFAS No. 144, we assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, among others, the following:

•       a significant change in the extent or manner in which a long-lived asset is being used;

•       a significant change in the business climate that could affect the value of a long-lived asset; and

•       a significant decrease in the market value of assets.

If we determine that the carrying value of long-lived assets may not be recoverable, based upon the existence of one or more of the above indicators of impairment, we compare the carrying value of the asset group to the undiscounted cash flows expected to be generated by the asset group. If the carrying value exceeds the undiscounted cash flows an impairment charge is recorded. An impairment charge is recognized to the extent that the carrying amount of the asset group exceeds their fair value and will reduce only the carrying amounts of the long-lived assets. We utilize the assistance of an independent valuation firm in determining the fair values.

Equity Investments

We have equity investments in leveraged private companies that have operations in areas within our strategic focus. We account for these investments using the cost method of accounting for investments as our ownership interest in each customer is below 20% and we do not have the ability to exercise significant influence over the entities. We assess the fair value of these investments quarterly or whenever events or changes in circumstance, such as changes in market conditions, poor operating results of the underlying investments, or the inability of the entities to obtain additional financing indicate that the investment value may not be recoverable. However, should the events and conditions that are indicative of impairment as noted above arise, the Company may be required to record additional impairment charges in future periods. Total equity investments recorded on the Company’s consolidated balance sheet at December 31, 2006 were $1.0 million.

Pension and Postretirement Benefit Plans

We maintain pension and postretirement costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, expected return on plan assets, and trends in health care costs, which are updated on an annual basis. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in the related pension benefit costs may occur in the future due to changes in the assumptions. In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires an employer that sponsors one or more defined benefit pension plans or other postretirement plans to recognize the funded status of a plan, measured as the difference between plan assets at fair value and the benefit obligation, in the balance sheet; recognize in shareholders’ equity as a component of accumulated other comprehensive loss, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not yet recognized as components of net periodic benefit cost; measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet; and disclose in the notes to the financial statements additional information about the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company adopted SFAS No. 158 effective December 31, 2006.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123 (R)”), which amends SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” in establishing standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, as well as transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on the fair value of the share-based payment. This Statement establishes fair value as the measurement objective in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. As allowed under SFAS No. 123 (R), the Company elected the modified prospective method of adoption, under which compensation cost is recognized in the financial statements beginning with the effective date of SFAS No. 123 (R) for all share-based payments granted after that date, and for all unvested awards granted prior to the effective date of SFAS No. 123 (R). Accordingly, prior period amounts have not been restated.

Prior to January 1, 2006, the Company applied the intrinsic value-based method of accounting prescribed by APB No. 25 in accounting for its fixed plan stock options. As such, compensation expense was recorded only if, on the date of grant, the current market price of the underlying stock exceeded the exercise price. Any compensation expense was to be recognized over the vesting period.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires an employer that sponsors one or more defined benefit pension plans or other postretirement plans to recognize the funded status of a plan, measured as the difference between plan assets at fair value and the benefit obligation, in the balance sheet; recognize in shareholders’ equity as a component of accumulated other comprehensive loss, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not yet recognized as components of net periodic benefit cost; measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet; and disclose in the notes to the financial statements additional information about the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company adopted SFAS No. 158 effective December 31, 2006.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Among other things, FIN 48 requires the application of a “more likely than not” threshold to the de-recognition of tax positions, and provides for enhanced quantitative and qualitative disclosures regarding unrecognized tax benefits resulting from tax positions taken by an entity. This Interpretation applies to the Company effective January 1, 2007. The Company is currently assessing the impact of applying this Interpretation.

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

The Company has research facilities in Singapore, India and Hungary and therefore is subject to foreign currency risk. This risk is composed of both potential losses from the translation of foreign currency financial statements and the remeasurement of foreign currency transactions. The total net assets of non-U.S. operations denominated in non-functional currencies subject to potential loss amount to approximately $33.0 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to approximately $3.3 million. Furthermore, related to foreign currency transactions, the Company has exposure to non-functional currency balances totaling approximately $1.8 million. This amount includes, on an absolute basis, exposures to foreign currency assets and liabilities. On a net basis, the Company had approximately $1.3 million of foreign currency liabilities as of December 31, 2006. As currency rates change, these non-functional currency balances are revalued, and the corresponding adjustment is recorded in the consolidated statement of income. A hypothetical change of 10% in currency rates could result in an adjustment to the consolidated statement of income of approximately $131,000.

With respect to interest rates, the risk is composed of changes in future cash flows due to changes in interest rates on our variable rate $13.9 million term loan and $4.6 million industrial development authority bonds.

To mitigate this risk, we have entered into interest rate swap agreements that have fixed the interest rate on 54% of our variable rate debt. Included in other assets is approximately $161,000, which represents the estimated market value of the swap agreements.

The potential loss in 2007 cash flows from a 10% adverse change in quoted interest rates would approximate $43,000.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer and Chief Financial Officer regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.

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

•       provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and, that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

•       provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, assessed as of December 31, 2006 the effectiveness of the Company’s internal control over financial reporting. In making this assessment, management used the criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006.

In making this assessment, management has excluded the internal control over financial reporting of AMRI Hungary, which was acquired on February 28, 2006 and whose financial statements constitute 3.8 percent of total consolidated assets and 4.5 percent of consolidated revenues as of and for the year ended December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included on page F-3 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE .

The information appearing under the captions “Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on June 4, 2007 is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information appearing under the captions “Executive Compensation—Summary Compensation,—Compensation Committee Interlocks and Insider Participation, and—Agreements with Named Executive Officers,” and “Information Regarding Directors—The Board of Directors and its Committees” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on June 4, 2007 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under the caption “Principal and Management Stockholders” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on June 4, 2007 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information appearing under the caption “Certain Transactions” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on June 4, 2007 is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the caption “Audit Fees” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on June 4, 2007 is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)      Financial Statements.

The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

(a) (2)      Financial Statement Schedules

The following financial schedule of Albany Molecular Research, Inc. is included in this annual report on Form 10-K.

Schedule II—Valuation and Qualifying Accounts	F-45

Schedules other than that which is listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

(a) (3)      Exhibits

EXHIBIT INDEX

Exhibit No.	Description
2.1

Stock Purchase Agreement, dated January 27, 2006, between Albany Molecular Research, Inc. and ComGenex Kutato-Fejleszto Rt. (incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, File No. (0-25323)

3.1

Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 000-25323).

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

10.11

Credit Agreement, dated as of February 12, 2003, by and between the Company and Fleet National Bank, Fleet Securities, Inc., JP Morgan Chase Bank, and Citizens Bank of Massachusetts (incorporated herin by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 File No. 000-25323).

10.12

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

10.13

Restated and Revised Lease Agreement, dated as of December 1, 1999, between the University at Albany Foundation and the Company (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 000-25323).

10.14*

Form of Restricted Stock Award Agreement under 1998 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2005 File No. 000-25323)

10.15*

Albany Molecular Research, Inc. Incentive Bonus Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2005 File No. 000-25323)

10.16*

Form of Incentive Stock Option Agreement under 1998 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed with the Securities and Exchange Commission on May 10, 2005 File No. 000-25323)

10.17*

Form of Non-Qualified Stock Option Agreement under 1998 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed with the Securities and Exchange Commission on May 10, 2005 File No. 000-25323)

10.18

Supply Agreement, dated as of August 31, 2005, between Organichem Corporation and Amersham Health AS, a wholly-owned subsidiary of GE Healthcare, Inc. (filed with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the Securities and Exchange Commission on November 4, 2005 File No. 000-25323)

10.19

License and Research Agreement, dated as of October 20, 2005, between Albany Molecular Research, Inc., AMR Technology, Inc. and Bristol-Myers Squibb Company (filed herewith with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission)

10.20*

Form of Notice of Acceleration of Certain Stock Options and Acknowledgement of Lock-Up dated January 25, 2006 (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 000-25323)

10.21*

Amended and Revised Technology Department Incentive Plan, dated October 13, 2003 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended Mrch 31, 2006, File No. 0-25323)

10.22*

Amended and Restated Employment Agreement, dated June 30, 2006, between Albany Molecular Research Inc. and Thomas E. D’Ambra (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, File No. 0-25323)

10.23*

Form of Amended and Restated Employment Agreement, dated June 30, 2006, between Albany Molecular Research, Inc. and each of Mark T. Frost, Michael Trova and Kenton L. Shultis (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, File No. 0-25323)

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

Dated: March 15, 2007	ALBANY MOLECULAR RESEARCH, INC.
	By:	/s/ THOMAS E. D’AMBRA
Thomas E. D’Ambra, Ph.D.
Chairman of the Board, President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ THOMAS E. D’AMBRA	Chairman of the Board, President, Chief Executive	March 15, 2007
Thomas E. D’Ambra, Ph.D.	Officer and Director (Principal Executive Officer)
/s/ MARK T. FROST	Chief Financial Officer and Treasurer	March 15, 2007
Mark T. Frost	(Principal Financial and Accounting Officer)
/s/ PAUL S. ANDERSON	Director	March 15, 2007
Paul S. Anderson, Ph.D.
/s/ DONALD E. KUHLA	Director	March 15, 2007
Donald E. Kuhla, Ph.D.
/s/ KEVIN O’CONNOR	Director	March 15, 2007
Kevin O’Connor
/s/ ARTHUR J. ROTH	Director	March 15, 2007
Arthur J. Roth
/s/ ANTHONY P. TARTAGLIA	Director	March 15, 2007
Anthony P. Tartaglia, M.D.
/s/ VERONICA G.H. JORDAN	Director	March 15, 2007
Veronica G.H. Jordan, Ph.D.
/s/ UNA S. RYAN	Director	March 15, 2007
Una S. Ryan, Ph.D., O.B.E.

INDEX TO CONSOLIDATED
FINANCIAL STATEMENTS ALBANY MOLECULAR RESEARCH, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Albany Molecular Research, Inc.:

We have audited the accompanying consolidated balance sheets of Albany Molecular Research, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the index appearing under Item 15(a)(2).  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Albany Molecular Research, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Financial Accounting Standards No. 123 (Revised), Share-Based Payment.  Also discussed in Note 1 to the consolidated financial statements, effective December 31, 2006, the Company adopted FASB Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 (R).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Albany Molecular Research, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/KPMG LLP
Albany, New York
March 13, 2007

The Board of Directors and Stockholders
Albany Molecular Research, Inc.:

We have audited management's assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Albany Molecular Research, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Albany Molecular Research, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Albany Molecular Research, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

The Company acquired ComGenex Kutato-Fejleszto Rt. (AMRI Hungary) on February 28, 2006, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, AMRI Hungary’s internal control over financial reporting. AMRI Hungary’s total assets and total revenue represent 3.8% and 4.5%, respectively, of the related amounts included in the consolidated financial statements of Albany Molecular Research, Inc. and subsidiaries as of and for the year ended December 31, 2006.  Our audit of internal control over financial reporting of Albany Molecular Research, Inc. also excluded an evaluation of the internal control over financial reporting of AMRI Hungary.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Albany Molecular Research, Inc. and subsidiaries as of December 31, 2006 and 2005, the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended, and the related financial statement schedule, and our report dated March 13, 2007, expressed an unqualified opinion on those consolidated financial statements and related financial statement schedule.

/s/KPMG LLP
Albany, New York
March 13, 2007

To the Stockholders and Board of Directors
of Albany Molecular Research, Inc:

In our opinion, the consolidated statements of income (loss), shareholders' equity and comprehensive income (loss) and cash flows for the year ended December 31, 2004 present fairly, in all material respects, the results of operations and cash flows of Albany Molecular Research, Inc. and its subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2004 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
Albany, New York
March 14, 2005

ALBANY MOLECULAR RESEARCH, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Years Ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Contract revenue	$152,783	$136,988	$121,554
Recurring royalties	27,024	46,918	47,973
Total revenue	179,807	183,906	169,527
Cost of contract revenue	128,610	112,642	96,932
Write-down of library inventories	—	2,063	5,974
Total cost of contract revenue	128,610	114,705	102,906
Technology incentive award	2,783	4,695	4,789
Research and development	11,428	14,468	23,887
Selling, general and administrative	31,899	26,494	22,812
Property and equipment impairment	3,554	—	4,728
Goodwill impairment	—	—	14,494
Intangible asset impairment	—	—	3,541
Restructuring charge	2,431	—	1,184
Total costs and expenses	180,705	160,362	178,341
Income (loss) from operations	(898)	23,544	(8,814)
Equity in loss of unconsolidated affiliates	—	—	(65)
Interest expense	(1,072)	(1,772)	(1,641)
Interest income	4,062	3,559	1,958
Loss on equity investment	—	—	(1,274)
Other income (expense), net	150	(185)	(18)
Income (loss) before income tax expense	2,242	25,146	(9,854)
Income tax expense	59	8,825	1,837
Net income (loss)	$2,183	$16,321	$(11,691)
Basic earnings (loss) per share	$0.07	$0.51	$(0.37)
Diluted earnings (loss) per share	$0.07	$0.50	$(0.37)

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.
CONSOLIDATED BALANCE SHEETS
Years Ended December 31, 2006 and 2005
(In thousands, except per share amounts)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$26,124	$27,606
Investment securities, available-for-sale	81,040	100,304
Accounts receivable (net of allowance for doubtful accounts of $293 at December 31, 2006 and $98 at December 31, 2005)	34,747	22,238
Royalty income receivable	6,225	6,247
Inventory	22,644	30,603
Unbilled services	—	213
Prepaid expenses and other current assets	5,615	6,178
Deferred income taxes	4,725	3,968
Property and equipment held for sale	1,500	5,376
Total current assets	182,620	202,733
Property and equipment, net	153,202	151,078
Goodwill	35,811	25,747
Intangible assets and patents, net	2,101	1,434
Equity investment in unconsolidated affiliates	956	956
Other assets	803	1,202
Total assets	$375,493	$383,150
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$13,502	$10,473
Deferred revenue	8,285	12,537
Accrued compensation	4,288	3,902
Accrued pension benefits	639	1,014
Income taxes payable	1,433	7,466
Current installments of long-term debt	4,541	4,536
Total current liabilities	32,688	39,928
Long-term liabilities:
Long-term debt, excluding current installments	13,993	18,521
Deferred income taxes	9,646	9,048
Pension and postretirement benefits	475	2,356
Environmental liabilities	236	236
Total liabilities	57,038	70,089
Commitments and contingencies (notes 12, 14)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 50,000 shares, 34,749 shares issued in 2006 and 34,471 shares issued in 2005	347	345
Additional paid-in capital	196,129	193,066
Unearned compensation—restricted stock	(3,002)	(1,921)
Retained earnings	161,320	159,137
Accumulated other comprehensive income (loss), net	832	(395)
	355,626	350,232
Less, treasury shares at cost, 2,077 shares in 2006 and 2005	(37,171)	(37,171)
Total stockholders’ equity	318,455	313,061
Total liabilities and stockholders’ equity	$375,493	$383,150

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2006, 2005 and 2004

					Unamortized		Accumulated
		Common Stock		Additional	Compensation		Other	Treasury Stock
	Preferred	Number of	Par	Paid-in	Restricted	Retained	Comprehensive	Number of			Comprehensive
	Stock	Shares	Value	Capital	Stock	Earnings	Income (Loss)	Shares	Amount	Total	Income (Loss)
Balances at December 31, 2003	$ —	33,694	$ 337	$ 184,365	$ —	$ 154,507	$ (103)	(2,077)	$ (37,171)	$ 301,935
Comprehensive Loss:
Net loss						(11,691)				(11,691)	$ (11,691)
Unrealized loss on investment securities, available-for-sale, net of taxes							(218)			(218)	(218)
Reclassification adjustment for net securities losses included in net income, net of taxes							22			22	22
Unrealized gain on interest rate swap contract, net of taxes							182			182	182
Total comprehensive loss											$ (11,705)
Tax benefit from exercise of stock options				347						347
Issuance of warrants to BMS				3,053						3,053
Issuance of common stock in connection with stock option plan and ESPP		248	3	1,843						1,846
Balances at December 31, 2004	$ —	33,942	$ 340	$ 189,608	$ —	$ 142,816	$ (117)	(2,077)	$ (37,171)	$ 295,476
Comprehensive loss:
Net income						16,321				16,321	$ 16,321
Unrealized loss on investment securities, available-for-sale, net of taxes							(92)			(92)	(92)
Unrealized gain on interest rate swap contract, net of taxes							132			132	132
Increase in additional minimum pension liability, net of taxes							(254)			(254)	(254)
Foreign currency translation loss							(64)			(64)	(64)
Total comprehensive income											$ 16,043
Tax benefit from exercise of stock options				416						416
Modifications of stock options				37						37
Cancellation of BMS warrants				(562)						(562)
Issuance of restricted stock		288	3	2,505	(2,508)					—
Amortization of unearned compensation—restricted stock					327					327
Forfeiture of unearned compensation—restricted stock		(31)	—	(260)	260					—
Issuance of common stock in connection with stock option plan and ESPP		272	2	1,322						1,324
Balances at December 31, 2005	$ —	34,471	$ 345	$ 193,066	$ (1,921)	$ 159,137	$ (395)	(2,077)	$ (37,171)	$ 313,061
Comprehensive Income:
Net income						2,183				2,183	$ 2,183
Unrealized gain on investment securities, available-for-sale, net of taxes							165			165	165
Unrealized loss on interest rate swap contract, net of taxes							(61)			(61)	(61)
Foreign currency translation gain							255			255	255
Decrease in additional minimum pension liability, net of taxes							254			254	254
Total comprehensive income											$ 2,796
Adjustment to initially apply FASB Statement No. 158, net of tax							614			614
Tax benefit from exercise of stock options				34						34
Tax benefit from cancellation of BMS warrants				197						197
Share-based payment expense				561						561
Issuance of restricted stock		194	2	1,993	(1,995)					—
Amortization of unearned compensation—restricted stock					611					611
Forfeiture of unearned compensation—restricted stock		(32)	—	(303)	303					—
Issuance of common stock in connection with stock option plan and ESPP		116	—	581						581
Balances at December 31, 2006	$ —	34,749	$ 347	$ 196,129	$ (3,002)	$ 161,320	$ 832	(2,077)	$ (37,171)	$ 318,455

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005 and 2004
(In thousands)

	Year ended December 31,
	2006	2005	2004
Operating Activities
Net income (loss)	$2,183	$16,321	$(11,691)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,281	15,260	15,264
Net amortization of premiums on securities	264	259	446
Provision for obsolete inventories	1,406	1,950	3,579
Write-down of library inventories	—	2,063	5,974
Property, plant and equipment impairment	3,876	—	4,728
Goodwill impairment	—	—	14,494
Intangible asset impairment	—	—	3,541
Warrant issuance expense	—	—	3,053
Provision for doubtful accounts	260	(103)	(77)
Loss on equity investment in unconsolidated affiliates	—	—	1,274
Tax benefit of stock option exercises	34	416	347
Equity in loss of unconsolidated affiliates	—	—	65
Forgiven principal on notes receivable—related parties	147	186	91
Deferred income tax benefit	(724)	(2,787)	(4,366)
Net realized loss on sale of securities	—	—	36
Loss on disposal of property, plant and equipment	1,123	236	—
Stock-based compensation expense	1,172	364	—
Foreign exchange gain	3	(3)	—
(Increase) decrease in operating assets, net of business combination:
Accounts receivable	(11,767)	(7,871)	3,971
Royalty income receivable	22	5,931	792
Unbilled services	213	(192)	227
Inventory	6,674	(3,420)	(8,286)
Prepaid expenses and other assets	1,797	(2,485)	1,523
Increase (decrease) in operating liabilities, net of business combination:
Accounts payable, accrued compensation and accrued expenses	1,870	86	1,445
Income taxes payable	(6,149)	7,500	846
Deferred revenue	(5,371)	9,886	910
Pension and postretirement benefits	(998)	(690)	(1,574)
Environmental liability	—	(60)	(47)
Net cash provided by operating activities	11,316	42,847	36,565
Investing Activities
Net purchases of securities	(141,373)	(183,117)	(63,213)
Proceeds from sales and maturities of investment securities	160,646	174,980	76,268
Purchase of business, net of cash acquired	(11,607)	—	—
Purchases of property, plant and equipment	(16,453)	(19,166)	(23,716)
Payments for patent applications and other costs	(518)	(334)	(245)
Proceeds from disposal of property, plant and equipment	256	38	—
Net cash used in investing activities	(9,049)	(27,599)	(10,906)
Financing Activities
Principal payments on long-term debt	(4,585)	(30,072)	(4,521)
Proceeds from exercise of options and ESPP	581	1,323	1,846
Net cash used in financing activities	(4,004)	(28,749)	(2,675)
Effect of exchange rate changes on cash flows	255	(64)	—
(Decrease) increase in cash and cash equivalents	(1,482)	(13,565)	22,984
Cash and cash equivalents at beginning of period	27,606	41,171	18,187
Cash and cash equivalents at end of period	$26,124	$27,606	$41,171
Supplemental disclosure of non-cash investing and financing activities:
Increase in net unrealized loss on securities available-for-sale, net of tax	$165	$(92)	$(196)
Increase (decrease) in net unrealized gain/(loss) on swap contract, net of tax	$(61)	$132	$182
Increase in additional minimum pension liability, net of tax	$254	$(254)	$—
Adjustment for SFAS No. 158 implementation	$614	$—	$—
Issuance of restricted stock	$1,993	$2,505	$—
Conversion of accounts receivable to equity investments and note receivable	$—	$—	$104
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,071	$1,812	$1,846
Income taxes	$6,471	$4,900	$4,545

ALBANY MOLECULAR RESEARCH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2006, 2005 and 2004
(In thousands)

In 2006, the Company purchased all of the outstanding shares of ComGenenx Kutato-Fejleszto Rt. for an aggregate purchase price of $11,930. In conjunction with the acquisition, assets were acquired and liabilities were assumed as follows:

Fair value of assets acquired	$14,411
Cash paid for the outstanding shares, net of cash acquired	(11,607)
Liabilities assumed	$2,804

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
(In thousands, except per share amounts)

1.   Summary of Significant Accounting Policies

Nature of Business:

Albany Molecular Research, Inc. (the “Company”) is a global chemistry-based drug discovery and development company focused on identifying and developing novel biologically active small molecules with applications in the drug market. The Company engages in new drug research services and manufacturing, from lead discovery, optimization and development to commercial manufacturing and has operations in the United States, India, Singapore and Hungary. The Company conducts research and development projects and collaborates with many leading pharmaceutical and biotechnology companies, and is developing proprietary technology for potential pharmaceutical products.

Basis of Presentation:

The consolidated financial statements include the accounts of Albany Molecular Research, Inc. (“AMRI”) and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated during consolidation. When necessary, prior years’ consolidated financial statements have been reclassified to conform to the current year presentation. Assets and liabilities of non-U.S. operations are translated at period-end rates of exchange, and the statements of income (loss) are translated at the average rates of exchange for the period. Gains or losses resulting from translating non-U.S. currency financial statements are recorded in accumulated other comprehensive income (loss) in the accompanying December 31, 2006 and 2005 consolidated balance sheets.

Use of Management Estimates:

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

Fixed-Fee.   Under a fixed-fee contract the Company charges a fixed agreed upon amount for a deliverable. Fixed-fee contracts have fixed deliverables upon completion of the project. Typically, the Company recognizes revenue for fixed-fee contracts after projects are completed, delivery is made and title transfers to the customer and collection is reasonably assured. In certain instances, the Company’s customers request that the Company retain materials produced upon completion of the project due to the fact that the customer does not have a qualified facility to store those materials. In these instances, the revenue recognition process is considered complete when required project documentation (batch records, Certificates of Analysis, etc.) has been delivered to the customer and payment has been collected.

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

Inventory:

Inventory consists primarily of commercially available fine chemicals used as raw materials, work-in-process and finished goods in our large scale manufacturing plant and chemical compounds in the form of natural product and novel compound libraries. Inventories are stated at the lower of cost (first-in, first-out basis) or market. Large-scale manufacturing inventories are valued based on standard costs as they are produced. Variances from standard costs are accumulated as they are incurred and are included in the carrying value of inventory. Accumulated variances are deferred and recognized through cost of contract revenue in the consolidated statement of income (loss) over the estimated period of inventory turns. The Company writes down inventories for obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Any such write-down results in a charge to operations.

Investment Securities:

In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Debt and Equity Securities,” short-term investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income or expense. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

At December 31, 2006 and 2005, our investments in securities in the current assets section of the consolidated balance sheets included $32.6 million and $15.9 million, respectively, of auction rate municipal bonds, classified as available-for-sale securities. Our investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, there are no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these securities. All income generated from these current investments is recorded as interest income.

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

Equity Investments in Unconsolidated Subsidiaries:

The Company maintains two equity investments in companies that have operations in areas within its strategic focus. These investments are in leveraged start-up companies and were recorded at historical cost.

The Company records an impairment charge when we believe an investment has experienced a decline in value that is other-than-temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in the Company’s inability to recover the carrying value of the investments thereby requiring an impairment charge in the future.

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

Goodwill:

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company performs an annual assessment of the carrying value of goodwill for potential impairment (or on an interim basis if certain triggering events occur). A determination of impairment is made based upon the estimated discounted future cash flows of the operations associated with the related reporting unit, comparable company multiples and recent transactions involving similar entities. If goodwill is determined to be impaired in the future, the Company would be required to record a charge to its results of operations. Factors the Company considers important which could result in an impairment include the following:

•       significant underperformance relative to historical or projected future operating results;

•       significant changes in the manner of our use of the acquired assets or the strategy for overall business;

•       significant negative industry or economic trends; and

•       market capitalization relative to net book value.

Included in goodwill as of December 31, 2006 are $23.1 million related to the acquisition of Organichem and $10.1 million related to the acquisition of ComGenex Kutato-Fejleszto Rt. See Note 19 for further information on the Company’s goodwill balances.

Patents, Patent Application Costs, and Licensing Rights:

The costs of patents issued and acquired are being amortized on the straight-line method over the estimated remaining lives of the issued patents. Patent application and processing costs are capitalized and will be amortized over the estimated life once a patent is acquired or expensed in the period the patent application is denied or the related appeal process has been exhausted.

Licensing costs are accumulated and amortized once the license agreement is executed. The costs of licensing rights are being amortized on the straight-line method over the term of the license agreement. Licensing costs are written off in the period the licensing rights are canceled or are determined not to provide future benefits.

Swap Contracts:

The Company maintains two interest rate swap agreements. These agreements have been designated as interest rate hedges on future cash flows of our variable debt instruments in accordance with SFAS No. 133, “Accounting for Derivatives and Hedging Activities” as amended by SFAS No. 138, “Accounting for Certain Derivative and Certain Hedging Activities.” Accordingly, these contracts are reported at fair value in the consolidated balance sheets, and any change in fair value is recorded as an adjustment to accumulated other comprehensive income (loss), net of tax, because the hedges are deemed effective.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its share-based payments during 2005 and 2004:

	December 31,
	2005	2004
Net income (loss), as reported	$16,321	$(11,691)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	218	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	7,633	4,696
Pro forma	$8,906	$(16,387)
Earnings (loss) per share:
Basic as reported	$0.51	$(0.37)
Basic pro forma	$0.28	$(0.52)
Diluted as reported	$0.50	$(0.37)
Diluted pro forma	$0.28	$(0.52)

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

The decision to accelerate the vesting of these underwater options was made primarily to minimize certain future compensation expenses that the Company would otherwise recognize in its consolidated statements of income (loss) with respect to these options pursuant to SFAS No. 123 (R), which became effective for the Company beginning January 1, 2006. The Company also believes that the acceleration may have a positive effect on employee morale, retention and the perception of option value. The acceleration had no effect on reported net income for the year ended December 31, 2005, and an approximate $3,881, net of tax, impact on pro forma net income in the fourth quarter of 2005. The impact of the acceleration is reflected in the pro forma amounts above.

The per share weighted-average fair value of stock options granted is determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2006	2005	2004
Expected life in years:	5	5	5
Interest rate	4.95%	4.06%	3.41%
Volatility	41%	48%	59%
Dividend yield	—	—	—

Earnings Per Share:

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company (such as stock options and warrants).

The following table provides basic and diluted earnings per share calculations:

	Year Ended December 31, 2006			Year Ended December 31, 2005			Year Ended December 31, 2004
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount	Net Loss	Weighted Average Shares	Per Share Amount
Basic earnings per share	$2,183	32,174	$0.07	$16,321	32,044	$0.51	$(11,691)	31,627	$(0.37)
Dilutive effect of stock options	—	167	—	—	239	(0.01)	—	—	—
Dilutive effect of restricted stock	—	86	—	—	51	—	—	—	—
Diluted earnings per share	$2,183	32,427	$0.07	$16,321	32,334	$0.50	$(11,691)	31,627	$(0.37)

The weighted average amount of anti-dilutive options and warrants outstanding were 1,966, 2,390 and 3,519 for the years ended December 31, 2006, 2005 and 2004, respectively, and were excluded from the calculation of diluted earnings per share.

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

Recent Accounting Pronouncements:

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

Note 2—Business Combination

On February 28, 2006, the Company, through a wholly-owned subsidiary, acquired all of the outstanding shares of ComGenex Kutato-Fejleszto Rt. (“ComGenex”), a privately held drug discovery service company located in Budapest, Hungary.

The aggregate purchase price of $11,930 included cash payments totaling $11,160 and capitalized costs related to the acquisition, primarily professional fees, of $770. The purchase price may be adjusted based upon the final release of purchase funds currently held in escrow in accordance with the provisions of the purchase agreement. The results of ComGenex’s operations have been included in the consolidated statement of income for the year ended December 31, 2006 from the date of acquisition.

The following table summarizes the allocation of the purchase price to the estimated fair value of the net assets acquired. The allocation will be finalized upon final determination of the purchase price and the completion of the Company’s valuation of the acquired assets and liabilities of ComGenex.

February 28, 2006
Assets Acquired
Cash and cash equivalents	$323
Accounts receivable, net	1,002
Inventory	121
Prepaid expenses and other current assets	1,141
Property and equipment, net	1,270
Goodwill	10,064
Intangible assets and patents, net	792
Other assets	21
Total assets acquired	$14,734
Liabilities Assumed
Accounts payable and accrued expenses	$1,545
Deferred revenue	1,119
Deferred income taxes	78
Other long term liabilities	62
Total liabilities assumed	$2,804
Net assets acquired	$11,930

Pro forma financial information for the years ended December 31, 2006 and 2005 as if the ComGenex acquisition had been completed as of January 1, 2005 has been excluded due to the immateriality of the operating results of ComGenex in relation to the Company’s consolidated operating results as a whole.

3.                 Restructuring

Large Scale Manufacturing Facility

On November 9, 2006, the Company announced plans to initiate a restructuring of the Company’s LSM business segment. Consistent with the Company’s continued strategy of realigning its LSM segment toward a greater focus on manufacturing clinical trial materials with strong commercial potential, the goals of the restructuring plan are to strengthen the Company’s competitiveness in this area and reduce operating costs by eliminating overlap in business processes, organization and project process flow, as well as leveraging existing resources and assets. The restructuring plan includes a reduction of workforce in this segment by approximately 40 employees or approximately 15%, as well as reductions of non-essential operating expenses, raw material costs and future capital expenditure activities. The Company has estimated that total large scale costs will be reduced by $5,000 annually as a result of this restructuring. The Company recorded a restructuring charge of approximately $2,400 in the fourth quarter of 2006, including a non-cash asset disposal charge of approximately $1,600, and other charges of approximately $800 consisting primarily of termination benefits.

The large scale restructuring costs are included under the caption restructuring charge in the consolidated statement of income for the year ended December 31, 2006 and the restructuring liabilities are included in accounts payable and accrued expenses on the consolidated balance sheet at December 31, 2006.

The following table displays the restructuring activity and liability balances:

	Balance at January 1, 2006	Charges	Incurred Amounts	Balance at December 31, 2006
	(in 000’s)
Termination benefits	$—	874	(192)	$682
Asset disposal costs	—	1,557	(1,175)	382
Total	$—	$2,431	$(1,367)	$1,064

Termination benefits relate to severance packages, outplacement services and career counseling for employees affected by the restructuring. Asset disposal costs relate primarily to the carrying value of underutilized assets that were identified for disposal in conjunction with the restructuring plan.

The large scale manufacturing restructuring activity was recorded in the LSM operating segment. The net cash outflow related to the large scale manufacturing  restructuring for the year ended December 31, 2006 was $72. Anticipated cash outflows related to the large scale manufacturing restructuring for 2007 are $1,000, which primarily consists of the payment of termination benefits.

Mt. Prospect Research Center

During the fourth quarter of 2006, the Company secured a letter of intent related to the potential sale of the Mt. Prospect facility for approximately $1.5 million. As a result, the Company recorded an additional impairment charge of approximately $0.5 million in the fourth quarter of 2006 to reduce the carrying amount of these assets to reflect the sales price per the letter of intent less estimated selling costs. The Company currently anticipates the sale to be completed in the first half of 2007.

The facility qualified for held for sale treatment in accordance with SFAS No. 144 during the fourth quarter of 2004. The long-lived assets associated with Mt. Prospect have been segregated to a separate line item in the consolidated balance sheets until they are sold and depreciation expense has ceased with respect to those assets. At the time that the facility qualified for held for sale treatment in accordance with SFAS No. 144, the Company anticipated the completion of the sale of the facility by June 2006. The Company previously disclosed that if a definitive agreement to sell the facility was not in place as of June 30, 2006, it would reassess the classification of the facility as held for sale in accordance with SFAS No. 144 at that time. The Company was not able to secure a definitive agreement to sell the facility as of June 30, 2006. Accordingly, and in connection with the preparation of its second quarter 2006 unaudited condensed consolidated financial statements, the Company reassessed Mt. Prospect as a held for sale facility.

As a result of this assessment, the Company reaffirmed its intention to sell the Mt. Prospect facility, and determined that a $3,376 write-down of the carrying value of the facility was required during the quarter ended June 30, 2006. Management estimated the fair value based upon its intention to sell the facility within twelve months and comparable real estate transactions in the facility’s market area.

At December 31, 2006, the Company had recorded restructuring liabilities totaling $190 related to asset disposal costs, including brokerage commissions, legal fees, and marketing expenses associated with the planned sale of the Mt. Prospect Research Center facility. These restructuring liabilities are included in accounts payable and accrued expenses in the Company’s consolidated balance sheet. The Company’s restructuring liabilities decreased by $323 during the year ended December 31, 2006, representing a reduction of estimated brokerage commissions as a result of the reduction in carrying value and estimated sales price of the Mt. Prospect facility as described above.

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

The following table displays the restructuring activity and liability balances:

				Balance at
	Balance at January 1, 2006	Charges	Payments	December 31, 2006
Asset disposal costs	513	(323)	—	190
Total	$513	$(323)	$—	$190

				Balance at
	Balance at			December 31,
	January 1, 2005	Charges	Payments	2005
Termination benefits	$129	$(65)	$(64)	$—
Asset disposal costs	513	—	—	513
Total	$642	$(65)	$(64)	$513

				Balance at
	Balance at			December 31,
	January 1, 2004	Charges	Payments	2004
Termination benefits	$—	$645	$(516)	$129
Asset disposal costs	—	513	—	513
Other associated costs	—	26	(26)	—
Total	$—	$1,184	$(542)	$642

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

The Company also incurred approximately $0, $200 and $1,400 in employee and equipment relocation costs during the years ended December 31, 2006, 2005 and 2004, respectively. These relocation costs are included under the caption “selling, general and administrative” in the consolidated statements of income (loss).

The Mt. Prospect restructuring activity was recorded in the DDS operating segment while the Large Scale Manufacturing restructuring activity was recorded in the LSM operating segment. The net cash outflow related to the restructuring for the years ended December 31, 2006, 2005 and 2004 was $0, $64 and $542, respectively. Anticipated cash outflows related to the large scale manufacturing restructuring for 2007 are $190, which primarily consists of the payment of accrued asset disposal costs.

The restructuring costs are included under the caption restructuring charge in the consolidated statements of income (loss) and the restructuring liabilities are included in accounts payable and accrued expenses in the consolidated balance sheets at December 31, 2006 and 2005.

4.                 Inventory

Inventory consisted of the following at December 31, 2006 and 2005:

	December 31,
	2006	2005
Raw materials	$7,525	$13,039
Work in process	1,914	2,188
Finished goods	12,858	15,029
Libraries	347	347
Total inventories, at cost	$22,644	$30,603

In connection with the ongoing evaluation of library inventory for the year ended December 31, 2005, the Company determined that an unfavorable shift in the market for compound libraries had occurred, and the Company was unable to forecast any demand for its chemical lead finding sample collections. As a result, the Company recorded a reserve of $2,063 to eliminate the remaining carrying value of these collections.

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

5.                 Investment Securities, Available-for-Sale

The amortized cost, gross unrealized gains, gross unrealized losses and fair value for available-for-sale investment securities by major security type were as follows:

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$38,232	$3	$(32)	$38,203
U.S. Government and Agency obligations	10,351	—	(89)	10,262
Auction rate securities	32,575	—	—	32,575
	$81,158	$3	$(121)	$81,040

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$54,166	$1	$(98)	$54,069
U.S. Government and Agency obligations	30,629	—	(294)	30,335
Auction rate securities	15,900	—	—	15,900
	$100,695	$1	$(392)	$100,304

Maturities of corporate debt obligations, obligations of states and political subdivisions, and auction rate securities classified as available-for-sale at December 31, 2006 and 2005 were as follows:

	December 31, 2006		December 31, 2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due less than one year	$13,891	$13,845	$42,023	$41,704
Due after one year through five years	10,923	10,855	8,196	8,124
Due after five years through ten years	1,945	1,945	1,683	1,684
Due after ten years	54,399	54,395	48,793	48,792
	$81,158	$81,040	$100,695	$100,304

Information on temporarily impaired securities at December 31, 2006, segregated according to the length of time such securities had been in a continuous unrealized loss position, is summarized as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$4,398	$(9)	$5,980	$(23)	$10,378	$(32)
U.S. Government and Agency obligations	3,969	(31)	6,293	(58)	10,262	(89)
	$8,367	$(40)	$12,273	$(81)	$20,640	$(121)

Information on temporarily impaired securities at December 31, 2005, segregated according to the length of time such securities had been in a continuous unrealized loss position, is summarized as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$11,862	$(43)	$3,243	$(27)	$15,105	$(70)
U.S. Government and Agency obligations	12,864	(114)	30,942	(208)	43,806	(322)
	$24,726	$(157)	$34,185	$(235)	$58,911	$(392)

The above table represents 26 and 42 securities at December 31, 2006 and 2005, respectively, where the current fair value is less than the related amortized cost. These unrealized losses do not reflect any deterioration of the credit worthiness of the issuing entities. No security has a rating that is below “A2.” The unrealized losses on these temporarily impaired securities are a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities and changes in market spreads as a result of shifts in supply and demand. The Company has the ability and intent to hold these securities to maturity, at which time full recovery of the investment is expected.

The Company received proceeds of $160,646, $174,980 and $76,268 and recorded realized losses of $0, $0 and $36 from maturities and sales of available-for-sale securities during the years ended December 31, 2006, 2005 and 2004, respectively.

6.                 Property and Equipment

Property and equipment consists of the following:

	December 31,
	2006	2005
Laboratory equipment and fixtures	$90,901	$94,703
Office equipment	21,421	15,416
Leasehold improvements	37,688	28,188
Buildings	52,966	53,894
Land	2,155	2,152
	205,131	194,353
Less accumulated depreciation and amortization	(64,249)	(49,956)
	140,882	144,397
Construction-in-progress	13,820	12,057
Less: Property and equipment held for sale (Note 3)	(1,500)	(5,376)
	$153,202	$151,078

Depreciation and amortization expense of property and equipment was approximately $14,600, $13,800 and $14,200 for the years ended December 31, 2006, 2005, and 2004, respectively.

Refer to Note 3 for details regarding the status of the Mt. Prospect facility and related impairment charges.

7.                 Equity Investments

The Company has entered into equity investments with two entities in the Company’s area of strategic focus. The Company accounts for these investments using the cost method of accounting as the Company’s ownership interest in each investee is below 20% and the Company does not have the ability to exercise significant influence over the investees.

During the fourth quarter of 2004, the Company performed an assessment of the carrying value of one of its investments based on an analysis of the investee’s current financial condition, its prospects of generating additional cash flow from operating activities, the current market conditions for raising capital funding for companies in its industry and the likelihood that any funding raised would significantly dilute the Company’s ownership percentage was performed. As a result of this analysis it was the Company’s judgment that an other than temporary impairment had occurred and that the fair value of our investment was zero, resulting in a non-cash loss on investment of $1,300.

The carrying value of equity investments at December 31, 2006 and 2005 was $956.

8.                 Long-Term Debt and Swap Contracts

Long-Term Debt

The Company entered into a $30,000 term loan and $35,000 line of credit to fund the acquisition of Organichem. The term loan matures in February, 2008 and bears interest at a variable rate based on the Company’s leverage ratio. As of December 31, 2006, the variable interest rate was 6.37%. On June 30, 2005, the Company amended the credit facility to extend the maturity date on the line of credit from February 2006 to June 2010. The line of credit bears interest at a variable rate based on the Company’s leverage ratio. As of December 31, 2006, the outstanding balance of the line of credit was $0. The credit facility contains certain financial covenants, including a maximum leverage ratio, a minimum required operating cash flow coverage ratio, a minimum earnings before interest and taxes to interest ratio and a minimum current ratio. Other covenants include limits on asset disposals and the payment of dividends. As of December 31, 2006 and 2005, the Company was in compliance with all covenants under the credit facility.

The Company maintains variable interest rate industrial development authority bonds due in increasing annual installments through 2021. Interest payments are due monthly with a current interest rate of 3.9%.

The following table summarizes long-term debt:

	December 31, 2006	December 31, 2005
Term loan	$13,941	$18,214
Industrial development authority bonds	4,580	4,820
Notes payable to financing company due in monthly installments through 2008	13	23
	18,534	23,057
Less current portion	(4,541)	(4,536)
Total long-term debt	$13,993	$18,521

The aggregate maturities of long-term debt at December 31, 2006 are as follows:

2007	$4,541
2008	9,913
2009	260
2010	270
2011	275
Thereafter	3,275

Swap Contracts

The Company entered into two swap agreements effective April 1, 2003. The objective of these swaps is to hedge interest rate risk associated with future cash flows on a portion of the $30,000 variable rate term loan. The following table summarizes these swap transactions:

Swap Description	Original Notional Amount	AMRI pays	AMRI Receives	Maturity Date	Reprice/Settlement Dates
April 1, 2003 Swap	$13,333	Fixed 3.37%	LIBOR	February, 2008	End of fiscal quarter
April 1, 2003 Swap	6,667	Fixed 3.37%	LIBOR	February, 2008	End of fiscal quarter
Total	$20,000

The fair value of these hedges, which represents the cash the Company would pay to settle the agreements, is recorded as a swap contract asset/liability with a corresponding offset to other comprehensive income (loss).

The weighted average rate received from the counterparties on all swaps was 5.09%, 3.29% and 1.46% for the years ended December 31, 2006, 2005 and 2004, respectively. The fair value of the interest rate swap agreements was $161 and $263 and was included in other long-term assets in the consolidated balance sheets at December 31, 2006 and 2005, respectively. The Company recorded an unrealized gain (loss), net of tax, of ($61), $132 and $182 in accumulated other comprehensive income (loss) representing the change in the fair value of its hedges during the years ended December 31, 2006, 2005 and 2004, respectively. The Company recognized $191 of interest income and $14 and $328 in additional interest expense related to the net settlement of the swaps during the years ended December 31, 2006, 2005 and 2004, respectively.

9.                 Income Taxes

The components of income (loss) before taxes and income tax expense (benefit) are as follows:

	Year Ended December 31,
	2006	2005	2004
Income (loss) before taxes:
U.S.	$1,841	$25,058	$(9,854)
Foreign	420	88	—
	$2,261	$25,146	$(9,854)
Income tax expense (benefit):
Current:
Federal	$647	$11,572	$4,923
State	10	10	1,280
Foreign	127	30	—
	784	11,612	6,203
Deferred:
Federal	(830)	(3,014)	(1,934)
State	105	227	(2,432)
	(725)	(2,787)	(4,366)
	$59	$8,825	$1,837

The differences between income tax expense and income taxes computed using a federal statutory rate of 35% for the years ended December 31, 2006, 2005 and 2004, were as follows:

	Year Ended December 31,
	2006	2005	2004
Pre-tax income at statutory rate	762	8,801	(3,449)
Increase (reduction) in taxes resulting from:
Tax-free interest income	(737)	(412)	(222)
Goodwill and intangible asset impairment	—	—	5,972
State taxes, net of federal benefit	75	154	(818)
Extraterritorial income credit	(185)	(448)	(558)
Increase in valuation reserve for realized and unrealized capital losses	—	—	481
Domestic production deduction	—	(86)	—
Termination of outstanding warrants	—	818	—
Stock compensation expense	83	—	—
Other, net	61	(2)	431
	$59	$8,825	$1,837

The tax effects of temporary differences giving rise to significant portions of the deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Nondeductible accrued expenses	$413	$422
Allowance for doubtful accounts	105	36
Library amortization	574	574
Inventory reserves	3,116	2,938
Warrants	185	198
Environmental reserves	86	88
Pension and postretirement costs	714	1,003
Research and experimentation credit carryforwards	192	192
Alternative minimum tax credit	228	—
State tax credit carryforward	2,348	2,153
Foreign deferred tax	44	—
Impairment charges	2,019	2,048
Investment write-downs and losses	885	885
Capital loss on sale of fixed assets	77	77
Deferred revenue	1,680	2,907
Stock based compensation	448	—
Net operating loss carryforwards	217	375
	13,331	13,896
Less valuation allowance	(3,286)	(2,997)
Deferred tax assets, net	10,045	10,899
Deferred tax liabilities:
Property and equipment depreciation differences (accelerated depreciation for tax purposes)	(14,046)	(15,593)
Prepaid real estate taxes	(191)	(242)
Goodwill amortization	(387)	(316)
Net deferred tax liability	$(4,579)	$(5,252)

The preceding table does not include deferred tax assets of $47 and $156 at December 31, 2006 and 2005, respectively, associated with the Company’s unrealized losses/gains on investment securities discussed in Note 5, deferred tax liability of $64 and $98 at December 31, 2006 and 2005, respectively, associated with the Company’s swap contract asset as discussed in Note 8, and deferred tax (liability) asset of $(325) and $114 at December 31, 2006 and 2005, respectively, associated the Company’s adoption of SFAS No. 158 and additional minimum pension liability as discussed in Note 11.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the taxable income in the two previous tax years to which tax loss carryback can be applied. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in the carryback period and tax planning strategies in making this assessment. Based upon the level of projected future taxable income over the periods in which the deferred tax assets are deductible and tax planning strategies, a valuation allowance of $3,190 and $2,997 at December 31, 2006 and 2005, respectively, is included in deferred tax assets above. The net deferred tax assets represent a level where management believes it is more likely than not that the Company will realize the benefits of those deductible differences. The increase in valuation allowance in 2006 is directly related to the generation of additional state investment tax credit carryforwards and a net operating loss carryforward at AMRI Hungary. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the carryforward period are reduced.

10.          Stockholders’ Equity

During the years ended December 31, 2006 and 2005, the Company recognized total share based compensation cost, net of tax, of $886 and $218, respectively.

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

During the years ended December 31, 2006, 2005 and 2004, 40, 41 and 48 shares, respectively, were issued under the Purchase Plan. During the years ended December 31, 2006 and 2005, cash received from stock option exercises and employee stock purchase plan purchases was $581 and $1,322, respectively. The actual tax benefit realized for the tax deductions from stock option exercises was $34 and $416 during the years ended December 31, 2006 and 2005.

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

During the year ended December 31, 2005 the Company applied the intrinsic value-based  method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its share-based payments.

Following is a summary of the status of stock option programs during 2006, 2005 and 2004:

			Weighted Average
		Weighted	Remaining	Aggregate
	Number of	Exercise	Contractual Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding, January 1, 2004	2,854	$20.10
Granted	544	14.48
Exercised	(200)	6.41
Forfeited	(384)	21.66
Outstanding, December 31, 2004	2,814	19.76
Granted	47	13.36
Exercised	(221)	3.91
Forfeited	(399)	26.56
Outstanding, December 31, 2005	2,241	19.99
Granted	96	10.33
Exercised	(73)	1.74
Forfeited	(82)	24.12
Expired	(11)	1.10
Outstanding, December 31, 2006	2,171	$20.12	5.2	$1,301
Options exercisable, December 31, 2006	1,959	$21.08	4.9	$1,262

The weighted average fair value per share of stock options granted during the years ended December 31, 2006, 2005 and 2004 was $4.49, $6.01 and $7.57, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2006, 2005 and 2004 was $673, $1,666 and $1,263, repectively.

As of December 31, 2006, there was $917 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was approximately $300, $14,800 and $7,000, respectively.

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

The following summarizes information about stock options outstanding as of December 31, 2006:

	Outstanding Options			Exercisable Options
		Weighted-Average
Range of Option	Number	Remaining	Weighted-Average	Number	Weighted-Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$0.00-$6.54	144	0.82	$2.07	144	$2.07
$6.54-$13.09	373	7.16	10.99	174	11.10
$13.09-$19.63	708	6.55	15.54	694	15.56
$19.63-$26.18	580	4.21	24.63	580	24.63
$26.18-$32.72	103	3.92	27.92	104	27.92
$32.72-$39.26	43	3.82	34.04	43	34.04
$39.26-$45.81	198	4.09	43.24	198	43.24
$45.81-$52.35	15	4.14	48.60	15	48.60
$52.35-$58.89	5	3.87	54.84	5	54.84
$58.89-$65.44	2	3.99	65.44	2	65.44
	2,171	5.22	$20.12	1,959	$21.08

The following are the shares of common stock reserved for issuance at December 31, 2006:

Number of Shares
Employee Stock Option Plans	3,353
Employee Stock Purchase Plan	358
Shares reserved for issuance	3,711

Restricted Stock

The Company also issues restricted shares of common stock to employees of the Company under the 1998 Stock Option and Incentive Plan. The shares are issued as restricted stock and are held in the custody of the Company until all vesting restrictions are satisfied. Shares vest under this grant over a period of five years, with 60% vesting after three years of continuous employment from the grant date and an additional 20% vesting after each of four and five years of continuous employment from the grant date. If the vesting terms under which the award was granted are not satisfied, the shares are forfeited. Unearned compensation  in equity is recorded based on the market value of the shares on the grant date, and is amortized to expense on a straight-line basis over the applicable vesting period. The Company reduces the straight-line compensation expense by an estimated forfeiture rate to account for the estimated impact of shares of restricted stock that are expected to be forfeited before becoming fully vested. This estimate is based on our historical forfeiture experience and is currently estimated at 6%.

A summary of unvested restricted stock activity as of December 31, 2006 and 2005 and changes during the years then ended is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2004	—	$—
Granted	288	8.71
Vested	—	—
Forfeited	(31)	8.45
Outstanding, December 31, 2005	257	8.75
Granted	194	10.28
Vested	—	—
Forfeited	(32)	9.45
Outstanding, December 31, 2006	419	$9.40

For the years ended December 31, 2006 and 2005, unearned compensation of $1,995 and $2,508, respectively, was recorded based on the market value of the shares on the grant date, and is included as a separate component of stockholders’ equity and amortized over the applicable vesting period. During the years ended December 31, 2006 and 2005, a total of 32 and 31 shares, respectively, with an unamortized unearned compensation balance of $303 and $260, respectively, had been forfeited. The amount amortized to expense during years ended December 31, 2006 and 2005, net of the impact of forfeitures, was approximately $611 and $327, respectively. As of December 31, 2006, there was $3,002 of total unrecognized compensation cost related to non-vested restricted shares. That cost is expected to be recognized over a weighted-average period of 3.75 years. No restricted shares vested during the years ended December 31, 2006 and 2005.

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

Stock Purchase Warrants

In March 2004, the Company issued warrants to purchase up to 516 shares of the Company’s common stock, with exercise prices ranging from $30.24 to $35.24, to Bristol-Myers Squibb Company (“BMS”). The warrants expired in September, 2009. The issuance of these warrants resulted from a 2002 agreement whereby BMS transferred intellectual property to the Company, providing the Company with ownership of one of BMS’s preclinical drug candidates, along with patent applications covering attention deficit hyperactivity disorder (“ADHD”) and central nervous system indications. In connection with the agreement, in March 2004, the Company elected to retain ownership of the technology and all improvements made to date, resulting in the issuance of the warrants to BMS. The issuance of these warrants satisfied all equity-related obligations to BMS and resulted in the Company’s full ownership of these preclinical drug candidates and related intellectual property. Such warrants, which had a value of $3,100 on the date of issuance, were charged to research and development costs, with a corresponding credit to stockholders’ equity, during the three months ended March 31, 2004.

The value of warrants issued was determined using the Black-Scholes option-pricing model with the following assumptions:

Expected Life (years)	5.5
Interest rate	2.73%
Volatility	62.00%
Dividend yield	—

In October 2005, the Company entered into a License and Research Agreement (“the Agreement”) with BMS. In conjunction with the Agreement, all outstanding warrants were cancelled. The cancellation of the warrants was deemed to represent additional up-front licensing consideration from BMS. As a result, the cancelled warrants, which had a value of $562 on the date of cancellation, were recorded as deferred revenue, with a corresponding debit to shareholders’ equity during the quarter ended December 31, 2005. The value of the cancelled warrants will be recognized as contract revenue in the consolidated statement of income (loss) over the three-year term of the Agreement. The value of warrants cancelled was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions.

Expected Life (years)	3.2
Interest rate	4.30%
Volatility	42.68%
Dividend yield	—

11.                               Employee Benefit Plans

Defined Contribution Plans

AMRI maintains a savings and profit sharing plan under section 401(k) of the Internal Revenue Code covering all eligible non-union employees. Employees must complete one calendar month of service and be over 20.5 years of age as of the plan’s entry dates. Participants may contribute up to 100% of their compensation, subject to IRS limitations. AMRI currently makes matching contributions equal to 50% of the participants’ contributions (up to a limit of 10% of the participants’ compensation). In addition, AMRI has reserved the right to make discretionary profit sharing contributions to employee accounts. AMRI has made no discretionary profit sharing contributions. Employer matching contributions vest at a rate of 20% per year beginning after two years of participation in the plan. Employer matching contributions were approximately $1,375, $1,335 and $1,143 for the years ended December 31, 2006, 2005 and 2004, respectively.

AMRI also sponsors a savings and profit sharing plan under section 401(k) of the Internal Revenue Code covering union employees. Employees must complete one calendar month of service and be over 18 years of age as of the plan’s entry dates. Participants may contribute from 1% to 100% of their regular wages, subject to IRS limitations, and AMRI matches 50% of each dollar contributed by the employee up to 10% of their wages. Employer matching contributions vest at a rate of 20% per year beginning after two years of participation in the plan, however the employer match under this plan does not begin until the employee completes one year of service. Employer matching contributions were $78, $143 and $71 for the years ended December 31, 2006, 2005 and 2004, respectively.

Defined Benefit and Postretirement Welfare Plan

Organichem maintains a non-contributory defined benefit plan (salaried and hourly) and a non-contributory, unfunded post-retirement welfare plan, covering substantially all employees. Benefits for the salaried defined benefit plan are based on salary and years of service. Benefits for the hourly defined benefit plan (for union employees) are based on negotiated benefits and years of service. The hourly defined benefit plan is covered under a collective bargaining agreement with the International Chemical Workers Union which represents the hourly workforce at Organichem.

Effective June 5, 2003, the Company eliminated all benefits under the non-contributory, unfunded post-retirement welfare plan for salaried employees. Effective August 1, 2003, the Company curtailed the salaried defined benefit pension plan. Effective March 1, 2004, the Company curtailed the hourly defined benefit pension plan.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), requiring an employer to recognize the overfunded or underfunded status of its postretirement plans in the statement of financial position and to recognize changes in that funded status in the year in which the changes occur. Additionally, an employer is required to measure the funded status of a plan as of the end of the employer’s fiscal year. The Company adopted SFAS No. 158 effective December 31, 2006.

The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of the plans’ assets during the years ended December 31, 2006 and 2005, and a reconciliation of the funded status to the net amount recognized in the consolidated balance sheets as of December 31 (the plans’ measurement dates) of both years:

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation at January 1	$21,483	$20,803	$521	$462
Service cost	—	—	71	63
Interest cost	1,192	1,161	31	25
Plan amendments	—	—	6	—
Actuarial loss (gain)	168	532	126	(29)
Benefits paid	(1,165)	(1,013)	—	—
Benefit obligation at December 31	21,678	21,483	755	521
Change in plan assets:
Fair value of plan assets at January 1	18,876	17,900	—	—
Actual return on plan assets	2,593	1,252	—	—
Employer contributions	1,015	737	—	—
Benefits paid	(1,165)	(1,013)	—	—
Fair value of plan assets at December 31	21,319	18,876	—	—
Funded status	$359	2,607	$755	521
Unrecognized net actuarial gain (loss)		428		(184)
Net amount recognized		$3,035		$337

The net amount recognized for pension benefits at December 31, 2005, included an additional minimum pension liability of $368. The Company included $254 and $(254) in other comprehensive income for the years ended December 31, 2006 and 2005, respectively, which represent the respective fluctuations in the additional minimum pension liability, net of related tax benefits.

At December 31, 2006 and 2005, the accumulated benefit obligation (the actuarial present value of benefits, vested and non-vested, earned by employees based on current and past compensation levels) for the Company’s pension plans totaled $21,678 and $21,483, respectively.

The following table provides the components of net periodic benefit (income) cost for the years ended December 31:

	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Service cost	$—	$—	$39	$71	$63	$34
Interest cost	1,193	1,161	1,169	31	25	16
Expected return on plan assets	(1,349)	(1,230)	(1,100)	—	—	—
Amortization of net loss	53	21	—	10	8	—
Net periodic benefit (income) cost	$(103)	$(48)	$108	$112	$96	$50
Recognized in AOCI:
Prior service cost	$—			$6
Net actuarial (gain) loss	(1,189)			300
Total recognized in AOCI	$(1,189)			$306

The following table represents the incremental effect of applying SFAS No. 158 on individual line items in the consolidated balance sheet as of December 31, 2006:

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Liability for pension benefits	$2,372	$(1,258)	$1,114
Deferred income taxes	4,531	390	4,921
Total liabilities	53,181	(868)	52,313
Accumulated other comprehensive income	(36)	868	832
Total stockholders’ equity	317,587	868	318,455

The following assumptions were used to determine the periodic pension cost for the defined benefit pension plans for the year ended December 31:

	2006	2005	2004
Discount rate	5.75%	5.50%	5.75%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A

The discount rate that was utilized for determining the Company’s fiscal 2006 pension obligation and projected fiscal 2007 net periodic benefit cost was selected using high-quality long-term corporate bond indices as of the plan’s measurement date. The rate selected as a result of this process was substantiated by comparing it to the composite discount rate that produced a liability equal to the plan’s expected benefit payment stream discounted using the Citigroup Pension Discount Curve (“CPDC”). The CPDC was designed to provide a means for plan sponsors to value the liabilities of their postretirement benefit plans. The CPDC is a yield curve of hypothetical double-A zero coupon bonds with maturities up to 30 years. This curve includes adjustments to eliminate the call features of corporate bonds. As a result of this modeling process, the discount rate was increased from 5.50% at December 31, 2005 to 5.75% at December 31, 2006.

The following assumptions were used to determine the periodic postretirement benefit cost for the postretirement welfare plan for the year ended December 31:

	2006	2005	2004
Health care cost trend rate assumed for next year	9.00%	8.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.00%	4.00%
Year that the rate reaches the ultimate trend rate	2012	2010	2009

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement welfare plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$30	$(23)
Effect on accumulated postretirement benefit obligation for the year ended December 31, 2006	$218	$(164)

The Company’s pension plan weighted-average asset allocations at December 31 by asset category are as follows:

	2006	2005
Equity securities	60%	59%
Debt securities	33	34
Real Estate	5	5
Other	2	2
Total	100%	100%

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

The expected future benefit payments under the plans are as follows for the years ending December 31:

	Pension Benefits	Postretirement Benefits
2007	$1,109	—
2008	1,129	—
2009	1,290	—
2010	1,416	—
2011	1,520	—
2012 - 2016	8,129	69

The Company expects to contribute $639 to its pension plans in 2007.

12.          Lease Commitments

The Company leases both facilities and equipment used in its operations and classifies those leases as operating leases following the provisions of SFAS No. 13, “Accounting for Leases”.

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

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2006 are as follows:

Year ending December 31,
2007	$2,007
2008	1,281
2009	1,281
2010	1,238
2011	1,256
Thereafter	2,104

Rental expense amounted to approximately $2,977, $2,400 and $2,300 during the years ended December 31, 2006, 2005 and 2004, respectively.

13.          Related Party Transactions

(a) Technology Development Incentive Plan

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

In 2006, 2005 and 2004 we awarded Technology Incentive Compensation primarily to the inventor of the terfenadine carboxylic acid metabolite technology, which is covered by the Company’s patents relating to the active ingredient in Allegra. The inventor is Thomas D’Ambra, our Chairman, President and Chief Executive Officer. Additionally, in 2006 we awarded employees involved in the development of our proprietary amine neurotransmitter reuptake inhibitors as a result of successful licensing of this technology to BMS. The amounts awarded and included in the consolidated statements of income (loss) for the years ended December 31, 2006, 2005 and 2004 are $2,783, $4,695 and $4,789, respectively. Included in accrued compensation in the accompanying consolidated balance sheets at both December 31, 2006 and 2005 are unpaid Technology Development Incentive Compensation awards of approximately $623.

(b) Notes Receivable

From time to time we make loans to non-officer employees in the form of notes receivable. The notes receivable and accrued interest will not be repaid to us provided the employee remains in our employ throughout the term of the loan. If employment is terminated prior to the end of the loan term, a pro-rata portion of the principal and interest shall be repaid to us. Notes receivable from employees at December 31, 2006 and 2005 totaled $162 and $284, respectively. The amounts forgiven and charged to operations in the consolidated statements of income (loss) for the years ended December 31, 2006, 2005 and 2004 were $147, $185 and $91, respectively.

(c) Telecommunication Services

A member of the Company’s board of directors is the Chief Executive Officer of one of the providers of telephone and internet services to the Company. This telecommunications company was paid approximately $156, $194 and $169 for services rendered to the Company in 2006, 2005 and 2004, respectively.

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

In response to the filings described above, beginning in 2001, Aventis Pharmaceuticals filed patent infringement lawsuits against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Dr. Reddy’s Laboratories, Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., and Sandoz. Each of the lawsuits was filed in the U.S. District Court in New Jersey and alleges infringement of one or more patents owned by Aventis Pharmaceuticals. In addition, on November 14, 2006, Aventis filed a patent infringement suit against Teva Pharmaceuticals USA, Barr Laboratories, Inc. and Barr Pharmaceuticals, Inc. in the Eastern District of Texas based on patents owned by Aventis. Further, beginning in March 5, 2004, AMR Technology, along with Aventis Pharmaceuticals, filed suit in the U.S. District Court in New Jersey against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva

Pharmaceuticals, Dr. Reddy’s Laboratories, Amino Chemicals, Ltd., Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., DiPharma S.P.A., DiPharma Francis s.r.l., and Sandoz, asserting infringement of two of our U.S. patents that are exclusively licensed to Aventis Pharmaceuticals relating to Allegra and Allegra-D products. On December 11, 2006, AMR Technology and Sanofi-Aventis U.S. LLC, an affiliate of Aventis Pharmaceuticals, also filed a patent infringement lawsuit in the Republic of Italy against DiPharma Francis s.r.l. and DiPharma S.P.A. based on European Patent No. 703,902 which is owned by AMR Technology and licensed to Sanofi-Aventis U.S. LLC. In addition, on December 22, 2006, AMR Technology filed a patent infringement lawsuit in Canada against Novopharm Ltd., Teva Pharmaceutical Industries Ltd., Teva Pharmaceuticals USA, Inc., DiPharma S.P.A. and DiPharma s.r.l. based on Canadian Patent No. 2,181,089.

Aventis Pharmaceuticals and AMR Technology have entered into covenants not to sue the defendants other than Novopharm, DiPharma S.P.A. and DiPharma Francis s.r.l., under U.S. Patent No. 5,578,610, which patent has not been asserted in the litigation but which Aventis Pharmaceuticals exclusively licenses from us. However, we and Aventis Pharmaceuticals have agreed that Aventis Pharmaceuticals will continue to pay royalties to us based on that patent under our original license agreement with Aventis Pharmaceuticals. Under our arrangements with Aventis Pharmaceuticals, we will receive royalties until expiration of the underlying patents (2013 for U.S. Patent No. 5,578,610 and 2015 for U.S. Patent No. 5,750,703) unless the patents are earlier determined to be invalid.

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

On September 20, 2005, AMR Technology, along with Aventis Pharmaceuticals, filed a Motion for Preliminary Injunction in the U.S. District Court in New Jersey seeking to enjoin Barr Pharmaceuticals, Inc., Teva Pharmaceuticals Ltd., Ranbaxy Laboratories, Ltd. and Amino Chemicals, Ltd. from the sale of generic versions of Allegra in the United States. On January 30, 2006, the U.S. District Court denied the request by AMR Technology and Aventis Pharmaceuticals for a preliminary injunction. An appeal of that decision was taken to the U.S. Court of Appeals for the Federal Circuit and, on November 8, 2006, the appellate court affirmed the District Court’s denial of a preliminary injunction. The Federal Circuit’s decisions on the preliminary injunction application is not dispositive of the merits of the claims being asserted as described above.

Subsequent to the preliminary injunction proceeding in the District Court, Dr. Reddy’s Laboratories has engaged in an at-risk launch of generic fexofenadine products.

Should the Company be unsuccessful in defending these patents, the Company would continue to experience a material decrease in operating cash flows and a material adverse effect on our results of operations and financial condition.

15.          Environmental Costs

The Company has completed an environmental remediation assessment associated with groundwater contamination at its Rensselaer, NY location. Ongoing costs associated with the remediation include biannual monitoring and reporting to the State of New York’s Department of Environmental Conservation. Under the remediation plan, the Company is expected to pay for monitoring and reporting until 2014. Under a 1999 agreement with the facility’s previous owner, the Company’s maximum liability under the remediation is $5.5 million. The Company assumed a liability of approximately $400 in connection with the acquisition of Organichem described in Note 2. For the years ended December 31, 2006 and 2005, respectively, $0 and $256 in costs have been paid by the Company.

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

At both December 31, 2006 and 2005, $236 was recorded for future environmental liabilities in the consolidated balance sheets.

16.          Concentration of Business

For the year ended December 31, 2006, contract revenue from our three largest customers represented 21%, 7% and 6%, respectively, of our contract revenue. For the year ended December 31, 2005, contract revenue from our three largest customers respectively represented 37%, 6% and 4% of our contract revenue. For the year ended December 31, 2004, contract revenue from our three largest customers respectively represented approximately 38%, 6% and 4% of our contract revenue. Our largest customer, GE Biosciences, represented 21% of total contract revenue for the year ended December 31, 2006. In the majority of circumstances, there are agreements in force with these entities that provide for the Company’s continued involvement in present research projects. However, there regularly exists the possibility that the Company will have no further association with these entities once these projects conclude.

Contract revenue by geographic region, based on the location of the customer, and expressed as a percentage of total contract revenue follows:

	Year Ended December 31,
	2006	2005	2004
United States	66%	59%	61%
Europe	31%	38%	37%
Other countries	3%	3%	2%
Total	100%	100%	100%

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

The following table summarizes information by segment for the year ended December 31, 2006:

	DDS	LSM	Total
Contract revenue	$75,777	$77,006	$152,783
Recurring royalties	27,024	—	27,024
Total revenue	$102,801	$77,006	$179,807
Operating income (before unallocated expenses)	$42,873	$(444)	$42,429
Unallocated expenses:
Research and development			11,428
Selling, general and administrative			31,899
Total unallocated expenses			43,327
Operating income			(898)
Reconciling items:
Interest income, net			2,990
Other loss, net			150
Income before income tax expense			$2,242
Supplemental information:
Depreciation and amortization	$9,231	$6,050	$15,281

The following table summarizes other information by segment as of December 31, 2006:

	DDS	LSM	Total
	(in thousands)
Total assets	$241,204	$129,564	$370,768
Goodwill included in total assets	12,751	23,060	35,811
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	10,278	6,175	16,453

The following table summarizes information by segment for the year ended December 31, 2005:

	DDS	LSM	Total
Contract revenue	$55,645	$81,343	$136,988
Recurring royalties	46,918	—	46,918
Total revenue	$102,563	$81,343	$183,906
Operating income (before unallocated expenses)	$52,689	$11,817	$64,506
Unallocated expenses:
Research and development			14,468
Selling, general and administrative			26,494
Total unallocated expenses			40,962
Operating income			23,544
Reconciling items:
Interest income, net			1,787
Other loss, net			(185)
Income before income tax expense			$25,146
Supplemental information:
Depreciation and amortization	$9,500	$5,760	$15,260

The following table summarizes other information by segment as of December 31, 2005:

	DDS	LSM	Total
		(in thousands)
Total assets	$242,818	$136,364	$379,182
Goodwill included in total assets	2,687	23,060	25,747
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	8,428	10,738	19,166

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

Long-term debt:   The carrying value of long-term debt was approximately equal to fair value at December 31, 2006 and 2005 due to the resetting dates of the variable interest rates.

Swap Contracts:   As discussed in Note 8, the swap contract asset is carried at fair value at December 31, 2006 and 2005.

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

The carrying amount of goodwill, by segment, as of December 31, 2006 and 2005 are as follows:

	DDS	LSM	Total
December 31, 2006
Goodwill	$12,751	$23,060	$35,811
December 31, 2005
Goodwill	$2,687	$23,060	$25,747

The increase in goodwill within the DDS segment from December 31, 2005 to December 31, 2006 is related to the Company’s acquisition of ComGenex described in Note 2.

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

The components of intangible assets are as follows:

	Cost	Accumulated Amortization	Net	Amortization Period
December 31, 2006
Patents and Licensing Rights	$3,121	$(1,020)	$2,101	16 years
December 31, 2005
Patents and Licensing Rights	$1,811	$(377)	$1,434	16 years

Amortization expense related to patents and licensing rights for the years ended December 31, 2006, 2005, and 2004 was $643, $101 and $367, respectively.

The following chart represents estimated future annual amortization expense related to intangible assets:

Year ending December 31,
2007	$613
2008	176
2009	137
2010	137
2011	137
Thereafter	901

20.   Selected Quarterly Consolidated Financial Data (unaudited)

The following tables present unaudited consolidated financial data for each quarter of 2006 and 2005:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Contract revenue	$36,188	$38,383	$37,907	$40,305
Gross profit	5,045	5,894	5,775	7,459
Recurring royalties	7,178	7,200	6,333	6,313
Income (loss) from operations	1,953	(1,127)	780	(2,504)
Net income (loss)	1,894	(353)	1,406	(764)
Net income (loss) per share:
Basic	$0.06	$(0.01)	$0.04	$(0.02)
Diluted	$0.06	$(0.01)	$0.04	$(0.02)
2005
Contract revenue	$36,627	$35,948	$31,550	$32,863
Gross profit	7,491	6,621	5,413	2,758
Recurring royalties	12,007	15,892	12,779	6,240
Income (loss) from operations	8,356	11,045	6,514	(2,371)
Net income (loss)	5,597	7,294	4,373	(943)
Net income (loss) per share:
Basic	$0.18	$0.23	$0.14	$(0.03)
Diluted	$0.17	$0.23	$0.13	$(0.03)

ALBANY MOLECULAR RESEARCH, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2006, 2005 and 2004

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions Charged to Reserves	Balance at End of Period
Allowance for doubtful accounts receivable
2006	$98,338	$197,886	—	$(3,000)	$293,224
2005	$205,072	$(70,691)	—	$(36,043)	$98,338
2004	$309,000	$(77,315)	$(25,000)	$(1,613)	$205,072
Note receivable reserve
2006	$—	$—	—	—	$—
2005	$32,277	$(32,277)	—	—	$—
2004	$32,277	—	—	—	$32,277
Deferred tax asset valuation allowance
2006	$2,997,335	$192,560	—	—	$3,189,895
2005	$1,769,331	$1,228,004	—	—	$2,997,335
2004	$1,149,211	$620,110	—	—	$1,769,331