Form 10-Q
period 2007-03-31
ALBANY MOLECULAR RESEARCH INC
filed 2007-05-10
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007
Common Stock, $.01 par value	34,929,492

ALBANY MOLECULAR RESEARCH, INC.

PART I — FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
(Dollars in thousands, except for per share data)	March 31, 2007	March 31, 2006

Contract revenue	$41,231	$36,188
Recurring royalties	7,146	7,178
Total revenue	48,377	43,366

Cost of contract revenue	32,687	31,143
Technology incentive award	713	798
Research and development	2,381	2,711
Selling, general and administrative	8,416	6,761
Restructuring	243	—
Total costs and expenses	44,440	41,413

Income from operations	3,937	1,953

Interest income, net	737	721
Other income, net	30	32

Income before income tax expense	4,704	2,706

Income tax expense	1,480	812

Net income	$3,224	$1,894

Basic earnings per share	$0.10	$0.06

Diluted earnings per share	$0.10	$0.06

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(Dollars in thousands, except for per share data)	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$26,322	$26,124
Investment securities, available-for-sale	83,155	81,040
Accounts receivable, net	32,372	34,747
Royalty income receivable	7,281	6,225
Inventory	22,918	22,644
Prepaid expenses and other current assets	6,805	5,615
Deferred income taxes	4,279	4,725
Property and equipment held for sale	—	1,500
Total current assets	183,132	182,620

Property and equipment, net	152,735	153,202

Goodwill	35,040	35,811
Intangible assets and patents, net	2,402	2,101
Equity investment in unconsolidated affiliates	956	956
Other assets	926	803
Total assets	$375,191	$375,493

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$12,969	$17,790
Deferred revenue	7,927	8,285
Accrued pension benefits	639	639
Income taxes payable	3,333	1,433
Current installments of long-term debt	4,541	4,541
Total current liabilities	29,409	32,688

Long-term liabilities:
Long-term debt, excluding current installments	12,919	13,993
Deferred income taxes	10,262	9,646
Pension and postretirement benefits	63	475
Environmental liabilities	191	236
Total liabilities	52,844	57,038

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 100,000 shares authorized, 34,922 shares issued at March 31, 2007 and 34,749 shares issued at December 31, 2006	349	347
Additional paid-in capital	193,629	193,127
Retained earnings	164,544	161,320
Accumulated other comprehensive income, net	996	832
	359,518	355,626
Less, treasury shares at cost, 2,077 shares	(37,171)	(37,171)
Total stockholders’ equity	322,347	318,455
Total liabilities and stockholders’ equity	$375,191	$375,493

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006

Operating activities
Net income	$3,224	$1,894
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,134	3,676
Allowance for bad debts	—	32
Provision for obsolete inventories	607	692
Stock-based compensation expense	314	213
Gain on disposal of property, plant and equipment	(32)	—
Deferred income tax expense	1,063	265

(Increase) decrease in operating assets, net of business combination:
Accounts receivable	2,375	331
Royalty income receivable	(1,056)	(675)
Inventory, prepaid expenses and other assets	(2,449)	(44)
(Decrease) increase in operating liabilities, net of effects of acquisition:
Accounts payable and accrued expenses	(4,439)	(2,820)
Deferred revenue	(358)	(2,096)
Income tax payable	1,900	(4,194)
Other long-term liabilities	(45)	—
Pension and postretirement benefits	(401)	(476)
Net cash provided by (used in) operating activities	4,837	(3,202)

Investing activities
Net purchases of investment securities	(21,747)	(41,880)
Proceeds from maturities of investment securities	19,623	51,130
Purchase of business, net of cash acquired	—	(11,219)
Purchases of property and equipment	(3,217)	(4,793)
Proceeds from disposal of property, plant and equipment	1,515	—
Payments for patent applications and other costs	(83)	(23)
Net cash used in investing activities	(3,909)	(6,785)

Financing activities
Principal payments on long-term debt	(1,074)	(1,071)
Proceeds from sale of common stock	188	200
Net cash used in financing activities	(886)	(871)

Effect of exchange rate changes on cash flows	156	14

Increase (decrease) in cash and cash equivalents	198	(10,844)

Cash and cash equivalents at beginning of period	26,124	27,606

Cash and cash equivalents at end of period	$26,322	$16,762

See notes to unaudited condensed consolidated financial statements.

Note 1 — Summary of Operations and Significant Accounting Policies

(All amounts in thousands, except per share amounts, unless otherwise noted)

Nature of Business and Operations

Albany Molecular Research, Inc. (the “Company”) provides scientific services, products and technologies that improve quality of life. The Company’s core business consists of a fee-for service contract services platform encompassing drug discovery, development and manufacturing and a separate, stand-alone research and development division comprising proprietary technologies, internal drug discovery and bundled capabilities designed for more collaborative relationships. With locations in the U.S., Europe, and Asia, the Company provides customers with a range of services and cost models.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

The accompanying unaudited condensed consolidated financial statements include the accounts of Albany Molecular Research, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated during consolidation. Assets and liabilities of non-U.S. operations are translated at period-end rates of exchange, and the statements of operations are translated at the average rates of exchange for the period. Gains or losses resulting from translating non-U.S. currency financial statements are recorded in accumulated other comprehensive income in the accompanying unaudited condensed consolidated balance sheets.

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

These contracts involve the Company’s scientists providing services on a “best efforts” basis on a project which may involve a research component with a timeframe or outcome that has some level of unpredictability. There are no fixed deliverables that must be met for payment as part of these services. As such, the Company recognizes revenue under FTE contracts on a monthly basis as services are performed according to the terms of the contract.

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

The Company performed the annual goodwill assessment for its reporting units during the third quarter of 2006. Based on the results of these assessments, no goodwill impairment was identified.  If management’s expectations of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of the Company’s reporting units could change significantly. Such a change could result in goodwill impairment charges in future periods, which could have a significant impact on the Company’s consolidated financial statements. Total goodwill recorded on the Company’s unaudited condensed consolidated balance sheet at March 31, 2007 was $35,040 including $23,060 of goodwill associated with the Company’s acquisition of AMRI Rensselaer (formerly known as Organichem, Inc.) and $9,293 of goodwill associated with the Company’s acquisition of ComGenex Kutato-Fejleszto Rt.

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

The aggregate purchase price of $11,930 included cash payments totaling $11,160 and capitalized costs related to the acquisition, primarily professional fees, of $770. The purchase price may be adjusted based upon the final release of purchase funds currently held in escrow in accordance with the provisions of the purchase agreement. The results of ComGenex’s operations were included in the unaudited condensed consolidated statement of income for the three months ended March 31, 2006 from the date of acquisition.

The following table summarizes the final allocation of the purchase price to the estimated fair value of the net assets acquired.   Based on final determination of the purchase price and the completion of the Company’s valuation of the acquired assets and liabilities of ComGenex, there have been certain reclasses from the purchase price allocation disclosed in the Company’s Form 10-K for the period ended December 31, 2006.

February 28, 2006
Assets Acquired
Cash and cash equivalents	$323
Accounts receivable, net	1,002
Inventory	121
Prepaid expenses and other current assets	1,141
Property and equipment, net	1,729
Goodwill	9,293
Intangible assets and patents, net	1,104
Other assets	21
Total assets acquired	$14,734

Liabilities Assumed
Accounts payable and accrued expenses	$1,545
Deferred revenue	1,119
Deferred income taxes	78
Other long term liabilities	62
Total liabilities assumed	$2,804

Net assets acquired	$11,930

Pro forma financial information for the three month period ended March 31, 2006 as if the ComGenex acquisition had been completed as of January 1, 2006 has been excluded due to the immateriality of the operating results of ComGenex in relation to the Company’s consolidated operating results as a whole.

Note 3 — Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
(in thousands)	2007	2006
Weighted average common shares outstanding	32,271	32,142
Dilutive effect of stock options	106	182
Dilutive effect of restricted stock	95	68
Weighted average common shares outstanding	32,472	32,392

The Company has excluded certain outstanding stock options from the calculation of diluted earnings per share for the three months ended March 31, 2007 and 2006 because the exercise price was greater than the average market price of the Company’s common shares during that period, and as such, these options would be anti-dilutive. The weighted average number of anti-dilutive options and restricted shares outstanding (before the effects of the treasury stock method) was 2,005 and 1,936 for the three months ended March 31, 2007 and 2006, respectively.  These amounts are not included in the calculation of weighted average common shares outstanding.

Note 4 — Inventory

Inventory consisted of the following at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Raw materials	$7,838	$7,525
Work in process	2,818	1,914
Finished goods	11,936	12,858
Libraries, net of accumulated amortization	326	347
Total	$22,918	$22,644

Note 5 — Restructuring

Large Scale Manufacturing Facility

On November 9, 2006, the Company announced plans to initiate a restructuring of the Company’s LSM business segment.  Consistent with the Company’s continued strategy of realigning its LSM segment toward a greater focus on manufacturing clinical trial materials with strong commercial potential, the goals of the restructuring plan are to strengthen the Company’s competitiveness in this area and reduce operating costs by eliminating overlap in business processes, organization and project process flow, as well as leveraging existing resources and assets.  The restructuring plan includes a reduction of workforce in this segment by approximately 40 employees or approximately 15%, as well as reductions of non-essential operating expenses, raw material costs and future capital expenditure activities.  The Company has estimated that total large scale costs will be reduced by $5,000 annually as a result of this restructuring.  The Company recorded a restructuring charge of approximately $2,400 in the fourth quarter of 2006, including a non-cash asset disposal charge of approximately $1,600, and other charges of approximately $800 consisting primarily of termination benefits.  The Company recorded additional restructuring charges of $249 in the first quarter of 2007, consisting of additional termination benefits.

The large scale restructuring costs are included under the caption restructuring charge in the consolidated statement of income during 2007 and 2006 and the restructuring liabilities are included in accounts payable and accrued expenses on the consolidated balance sheet at March 31, 2007 and December 31, 2006.

The following table displays the restructuring activity and liability balances:

	Balance at January 1, 2007	Charges	Incurred Amounts	Balance at March 31, 2007
	(in 000’s)
Termination benefits	$682	249	(345)	$586
Asset disposal costs	382	—	(382)	—
Total	$1,064	249	$(727)	$586

Termination benefits relate to severance packages, outplacement services and career counseling for employees affected by the restructuring. Asset disposal costs relate primarily to the carrying value of underutilized assets that were identified for disposal in conjunction with the restructuring plan.

The large scale manufacturing restructuring activity was recorded in the LSM operating segment. The net cash outflow related to the large scale manufacturing restructuring for the three months ended March 31, 2007 was $345.  Anticipated cash outflows related to the large scale manufacturing restructuring for the remainder of 2007 are $586, which primarily consists of the payment of termination benefits.

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

During the fourth quarter of 2006, the Company secured a letter of intent related to the potential sale of the Mt. Prospect facility for approximately $1,500.  As a result, the Company recorded an additional impairment charge of approximately $500 million in the fourth quarter of 2006 to reduce the carrying amount of these assets to reflect the sales price per the letter of intent less estimated selling costs.  The Company completed the sale of the facility in March 2007 for $1,500.

At December 31, 2006, the Company had recorded restructuring liabilities totaling $190 related to asset disposal costs, including brokerage commissions, legal fees, and marketing expenses associated with the planned sale of the Mt. Prospect Research Center facility. The following table displays the restructuring activity and liability balances:

				Balance at
	Balance at			March 31,
	January 1, 2007	Adjustments	Payments	2007
Asset disposal costs	$190	(6)	(184)	—

Note 6 — Goodwill and Intangible Assets

The carrying amounts of goodwill, by the Company’s Discovery/Development/Small Scale Manufacturing (“DDS”) and Large Scale Manufacturing (“LSM”) operating segments, as of March 31, 2007 and December 31, 2006 are as follows:

	DDS	LSM	Total

March 31, 2007	$11,980	$23,060	$35,040

December 31, 2006	$12,751	$23,060	$35,811

The decrease in goodwill within the DDS segment from December 31, 2006 to March 31, 2007 is related to the final valuation adjustments for the Company’s acquisition of ComGenex described in Note 2.

The components of intangible assets are as follows:

	Cost	Accumulated Amortization	Net	Amortization Period
March 31, 2007
Patents and Licensing Rights	$2,583	$(763)	$1,820	2-16 years
Other	941	(359)	582	18-24 months
Total	$3,524	$(1,122)	$2,402

December 31, 2006
Patents and Licensing Rights	$2,492	$(727)	$1,765	2-16 years
Other	629	(293)	336	18-24 months
Total	$3,121	$(1,020)	$2,101

Amortization expense related to intangible assets was $102 and $28 for the three months ended March 31, 2007 and 2006, respectively.

The following chart represents estimated future annual amortization expense related to intangible assets:

Year ending December 31,
2007 (remaining)	$551
2008	430
2009	186
2010	139
2011	139
Thereafter	957

Note 7 - Defined Benefit and Postretirement Welfare Plan

AMRI Rensselaer (formerly known as Organichem Corporation) previously provided retirement benefits under two non-contributory defined benefit plans and a non-contributory, unfunded post-retirement welfare plan. Future benefits under the defined benefit plans and for salaried participants in the post-retirement welfare plan have been frozen.

Components of Net Periodic Benefit Cost

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006

Service cost	$—	$—	$19	$17
Interest cost	301	294	9	7
Expected return on plan assets	(366)	(334)	—	—
Recognized net loss	9	3	2	2
Net periodic benefit (income) cost	$(56)	$(12)	$30	$42
Recognized in AOCI
Prior service cost	—		—
Net actuarial (gain) loss	9		2
Total recognized in AOCI	9		2

Employer Contributions

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2006 that it expected to contribute $639 to its pension plan in 2007.  As of March 31, 2007, $375 in contributions have been made.  The Company plans on making additional contributions of $264 during 2007.

Note 8 — Share-Based Payments

During the three months ended March 31, 2007 and 2006, the Company recognized total share based compensation cost, net of tax, of $235 and $149, respectively.

The Company grants share-based payments, including restricted shares, under its 1998 Stock Option and Incentive Plan, as well as its 1998 Employee Stock Purchase Plan.

1998 Stock Option and Incentive Plan

Restricted Stock

A summary of unvested restricted stock activity as of March 31, 2007 and changes during the three months then ended is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2006	419	$9.40
Granted	164	$9.42
Vested	—	$—
Forfeited	(16)	$9.09
Outstanding, March 31, 2007	567	$9.42

The weighted average fair value of restricted shares granted during the three months ended March 31, 2007 and 2006 were $9.42 and $8.45, respectively.  As of March 31, 2007, there was $4,229 of total unrecognized compensation cost related to non-vested restricted shares. That cost is expected to be recognized over a weighted-average period of 3.94 years.  No restricted shares vested during the three months ended March 31, 2007.

Stock Options

The fair value of each stock option award is estimated at the date of grant using the Black-Scholes valuation model based on the following assumptions:

For the Three Months Ended
March 31, 2007
Expected life in years	5
Interest rate	4.65%
Volatility	38%
Dividend yield	—

A summary of stock option activity under the Company’s stock option plan as of March 31, 2007 and changes during the three month period then ended is presented below:

	Number of Shares	Weighted Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2007	2,171	$20.12
Granted	61	$9.34
Exercised	(9)	$1.67
Forfeited	(50)	$21.18
Expired	(1)	$1.53
Outstanding, March 31, 2007	2,172	$19.91	5.1	$1,062
Options exercisable, March 31, 2007	1,917	$21.12	4.6	$1,032

As of March 31, 2007 there was $1,006 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.47 years.

There were no stock options granted during the quarter ended March 31, 2006.

Employee Stock Purchase Plan

During the three months ended March 31, 2007 and 2006, 19 and 18 shares, respectively, were issued under the Purchase Plan.  During the three months ended March 31, 2007 and 2006, cash received from stock option exercises and employee stock purchase plan purchases was $188 and $200, respectively.  The actual tax benefit realized for the tax deductions from stock option exercises was $0 during the three months ended March 31, 2007 and 2006.

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

The following table contains earnings data by operating segment, reconciled to totals included in the unaudited condensed consolidated financial statements:

	Contract Revenue	Recurring Royalty Revenue	Operating (loss) income	Depreciation and Amortization
For the three months ended March 31, 2007
DDS	$20,210	$7,146	$11,946	$2,516
LSM	21,021	—	2,782	1,618
Corporate	—	—	(10,791)	—
Total	$41,231	$7,146	$3,937	$4,134

For the three months ended March 31, 2006
DDS	$16,943	$7,178	$10,678	$2,168
LSM	19,245	—	747	1,508
Corporate	—	—	(9,472)	—
Total	$36,188	$7,178	$1,953	$3,676

The following table summarizes other information by segment as of March 31, 2007:

	As of March 31, 2007
(in thousands)	DDS	LSM	Total

Total assets	$242,245	$132,946	$375,191
Goodwill included in total assets	11,980	23,060	35,040
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	2,190	1,027	3,217

The following table summarizes other information by segment as of March 31, 2006:

	As of March 31, 2006
(in thousands)	DDS	LSM	Total

Total assets	$239,182	$134,376	$373,558
Goodwill included in total assets	12,469	23,060	35,529
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	3,085	1,708	4,793

Note 10 — Financial Information by Customer Concentration and Geographic Area

Total contract revenue from DDS’ three largest customers represented approximately 8%, 5% and 5% of AMR’s total contract revenue for the three months ended March 31, 2007, and 12%, 10% and 6% of total contract revenue for the three months ended March 31, 2006.  Total contract revenue from LSM’s largest customer, GE Healthcare (GE), represented 37% and 56% of LSM’s total contract revenue for the three months ended March 31, 2007 and 2006, respectively.  GE accounted for approximately 19% and 30% of the Company’s total contract revenue for the three months ended March 31, 2007 and 2006, respectively

The Company’s total contract revenue for the three months ended March 31, 2007 and 2006 was recognized from customers in the following geographic regions:

	Three Months Ended March 31,
	2007	2006
United States	68%	64%
Europe	26	34
Other	6	2

Total	100%	100%

Note 11 — Comprehensive Income

The following table presents the components of the Company’s comprehensive income for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
(in thousands)	2007	2006
Net income	$3,224	$1,894
Other comprehensive income (loss):
Change in unrealized gain on available-for-sale securities, net of taxes	23	14
Change in unrealized (loss) gain on interest rate swap, net of taxes	(26)	17
Foreign currency translation gain	156	14
Net actuarial loss of pension and postretirement benefits	11	—
Total comprehensive income	$3,388	$1,939

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

AMR Technology, a subsidiary of the Company, along with Aventis Pharmaceuticals Inc., the U.S. pharmaceutical business of Sanofi-Aventis S.A., are involved in legal proceedings with several companies seeking to market or currently marketing generic versions of Allegra. Beginning in 2001, Barr Laboratories, Inc., Impax Laboratories, Inc., Mylan Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Dr. Reddy’s Laboratories, Ltd./Dr. Reddy’s Laboratories, Inc., Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., and Sandoz Inc. filed Abbreviated New Drug Applications (ANDAs) with the U.S. Food and Drug Administration, or FDA, to produce and market generic versions of Allegra products.

In response to the filings described above, beginning in 2001, Aventis Pharmaceuticals filed patent infringement lawsuits against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Dr. Reddy’s Laboratories, Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., and Sandoz. Each of the lawsuits was filed in the U.S. District Court in New Jersey and alleges infringement of one or more patents owned by Aventis Pharmaceuticals. In addition, on November 14, 2006, Aventis filed a patent infringement suit against Teva Pharmaceuticals USA, Barr Laboratories, Inc. and Barr Pharmaceuticals, Inc. in the Eastern District of Texas based on patents owned by Aventis.  Further, beginning in March 5, 2004, AMR Technology, along with Aventis Pharmaceuticals, filed suit in the U.S. District Court in New Jersey against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Dr. Reddy’s Laboratories, Amino Chemicals, Ltd., Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., DiPharma S.P.A., DiPharma Francis s.r.l., and Sandoz, asserting infringement of two of our U.S. patents that are exclusively licensed to Aventis Pharmaceuticals relating to Allegra and Allegra-D products.  On December 11, 2006, AMR Technology and Sanofi-Aventis U.S. LLC, an affiliate of Aventis Pharmaceuticals, also filed a patent infringement lawsuit in the Republic of Italy against DiPharma Francis s.r.l. and DiPharma S.P.A. based on European Patent No. 703,902 which is owned by AMR Technology and licensed to Sanofi-Aventis U.S. LLC.  In addition, on December 22, 2006, AMR Technology filed a patent infringement lawsuit in Canada against Novopharm Ltd., Teva Pharmaceutical Industries Ltd., Teva Pharmaceuticals USA, Inc., DiPharma S.P.A. and DiPharma s.r.l. based on Canadian Patent No. 2,181,089. On March 20, 2007, AMR Technology filed a patent infringement lawsuit in Australia against Alphapharm Pty Ltd based on Australian Patent No. 699,799.

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

Note 13 — Income Taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance on the accounting for uncertainty in income tax reporting, and prescribes a methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. The adoption of this new standard did not have a material impact on the Company’s financial statements. The Company had unrecognized tax benefits (reserves) of $3,731 at January 1, 2007, of which $754 related to accrued interest and penalties. In 2007, the majority of these unrecognized tax benefits are classified as income taxes payable in the condensed consolidated balance sheet.  If recognized, the portion of liabilities for unrecognized tax benefits that would decrease the Company’s provision for income taxes and increase net income is $2,425. The impact on net income reflects the liabilities for unrecognized tax benefits net of certain deferred tax assets and the federal tax benefit of state income tax items.

In the first quarter of 2007, the Company accrued an additional $38 of interest related to its uncertain tax positions, which is recorded as a component of the Company’s provision for income taxes in the condensed consolidated statement of operations. At March 31, 2007, the Company had unrecognized tax benefits of $3,769.

The Company files Federal income tax returns, as well as multiple state and foreign jurisdiction tax returns. The Company’s federal income tax returns have been examined by the Internal Revenue Service through the year ended December 31, 2004.  All significant state and foreign matters have been concluded for years through 1999. The Company does not believe it is reasonably possible to estimate the potential change in its unrecognized tax benefit due to tax examinations that are currently underway.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our results of operations and financial condition should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the Notes thereto included within this report. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “intend,” “expect,” “anticipate,” “believe,” and “continue” or similar words and include, but are not limited to, statements concerning the Mount Prospect Research Center, pension and postretirement benefit costs, GE Healthcare, the Company’s collaboration with BMS, the acquisition of ComGenex, future acquisitions, earnings, contract revenues, costs and margins, royalty revenues, patent protection and the ongoing Allegra patent infringement litigation, Allegra royalty revenue, government regulation, retention and recruitment of employees, customer spending and business trends, foreign operations (including Singapore, India and Hungary), clinical supply manufacturing, management’s strategic plans, the Company’s targeted workforce reduction and the timing of the forecasted savings from the implementation of large scale manufacturing restructuring, the expectation of improved profitability of large scale manufacturing, the goal of submitting an Investigational New Drug Application to the FDA in 2007, drug discovery, product commercialization, license arrangements, research and development projects and expenses, selling, general and administrative expenses, goodwill impairment, competition and tax rates. The Company’s actual results may differ materially from such forward-looking statements as a result of numerous factors, some of which the Company may not be able to predict and may not be within the Company’s control. Factors that could cause such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on March 15, 2007 and in Part II Item 1A, “Risk Factors,” in this Form 10-Q. All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future. References to “we,” “us,” and “our,” refer to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole.

Strategy and Overview

We provide scientific services, products and technologies that improve quality of life while delivering excellence, value and maximum return. Our core business consists of contract drug discovery, chemistry, and manufacturing services.   We continue to execute our long-term strategy to develop and grow a fully integrated global platform from which we can provide these services.   In addition to allowing for increased access to key markets,  the integration of our research facilities in Asia and Europe with our  research and manufacturing facilities in the United States enables us to provide our customers with a flexible combination of high quality services and competitive cost structures to meet their individual outsourcing needs.

We seek comprehensive research and/or supply agreements with our customers, incorporating several of our service offerings and spanning across the entire pharmaceutical research and development process.  Our research facilities provide discovery, chemical development, analytical, and small-scale cGMP manufacturing services.  Compounds discovered and developed in our research facilities can then be seamlessly transitioned to production at our large-scale manufacturing facility for use in clinical trials and, ultimately, commercial sales if the product meets regulatory approval.  We believe that the ability to partner with a single provider of pharmaceutical research and development services from discovery through commercial production is of significant benefit to our customers.  Through our comprehensive service offerings, we are able to provide customers with a more efficient transition of experimental compounds through the research and development process, ultimately reducing the time and cost involved in bringing these compounds from concept to market.

In addition to our contract services, we also have a separate, standalone research and development division comprising proprietary technologies, internal drug discovery and bundled capabilities designed for more collaborative relationships.  We conduct proprietary research and development to discover new therapeutically active lead compounds with commercial potential. We anticipate that we would then license these compounds to third parties in return for up-front and service fees, and milestone payments as well as recurring royalty payments if these compounds are developed into new commercial drugs. Our proprietary research and development activities previously led to the development, patenting and 1995 licensing of a substantially pure form of, and a manufacturing process for, the active ingredient in the non-sedating antihistamine fexofenadine HCl marketed by Sanofi-Aventis S.A. as Allegra in the Americas and as Telfast elsewhere.  Further, in October 2005, we licensed the worldwide rights to develop and commercialize potential products from our amine neurotransmitter reuptake inhibitors identified in one of our proprietary research programs to Bristol-Myers Squibb Company (“BMS”). In October 2006, we announced the selection of a compound from our proprietary oncology research program for advanced preclinical testing, with the goal of submitting an Investigational New Drug Application (“IND”) with the U.S. Food and Drug Administration (“FDA”) in late 2007 or early 2008. We also continue to utilize our proprietary technologies to further advance other early to middle stage internal research programs in the fields of oncology, immunosuppresion, bacterial infection and other diseases, with a view to seeking a licensing partner for these programs at an appropriate research or developmental stage.

Our total revenue for the quarter ended March 31, 2007 was $48.4 million, as compared to $43.4 million for the quarter ended March 31, 2006.

Contract services revenue for the first quarter of 2007 was $41.2 million, compared to $36.2 million in the first quarter of 2006. Discovery, development, and small scale manufacturing (DDS) revenues increased $3.3 million from the quarter ended March 31, 2006 due to increased worldwide demand for these services and incremental revenues resulting from the February 28, 2006 acquisition of ComGenex (now known as AMRI Hungary).  Additionally, large scale manufacturing revenue increased by $1.8 million, due to increased commercial sales of $5.0 million, which were primarily derived from the transition of our customers’ products from clinical trials to commercial sale.    Partially offsetting this increase was a decrease in revenue from the production of clinical supply materials for use in advance stage human trials of $1.0 million, as well as a $2.2 million decrease in sales of commercial products to GE Healthcare (“GE”) due to the timing of customer requirements. We currently expect total sales to GE for 2007 to approximate sales made in 2006, and we expect the overall trend of increased demand for clinical supply materials to continue in 2007.

Recurring royalty revenues, which are based on the worldwide sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere, as well as on sales of Sanofi-Aventis’ authorized generics, were consistent with the quarter ended March 31, 2006.

Consolidated gross margin was 20.7% for the quarter ended March 31, 2007 compared to 13.9% for the quarter ended March 31, 2006. Gross margin at the DDS operating segment increased to 27.3% in the first quarter of 2007 compared to 25.4% for the same period in 2006, primarily resulting from increased contract revenues in relation to the fixed cost components of the DDS segment. Gross margin at the LSM operating segment was 14.4% in the first quarter of 2007, compared with a gross margin of 3.9% in the first quarter of 2006. The increase in gross margin from the first quarter of 2006 is due to the recognition of operating cost savings and process efficiencies resulting from the November 2006 restructuring of this segment, as well as increased revenues in relation to the fixed cost components of the LSM segment.

During the quarter ended March 31, 2007, cash flow from operations was $4.8 million.  The increase of $8.0 million in cash flow from operations from the quarter ended March 31, 2006 resulted primarily from higher revenues in the first quarter of 2007, along with a decrease in accounts receivable due to timing of cash collections and an increase in income taxes payable due to timing of tax payments, including a $2.8 million income tax payment in the first quarter of 2006 related to the receipt of the $8.0 million licensing fee from Bristol-Myers Squibb Company (“BMS”). We spent $3.2 million in capital on our facilities and equipment, primarily on the construction on a new research center in India and the modernization of our large-scale manufacturing suites.  In addition, we spent $1.1 million in principal payments on our outstanding debt balances.  As of March 31, 2007, we had $109.5 million in cash, cash equivalents and investments and $17.5 million in bank and other related debt.

Results of Operations – Three Months ended March 31, 2007 Compared to Three Months ended March 31, 2006

Revenues

Total contract revenue

Contract revenue consists primarily of fees earned under contracts with our third party customers.  Our contract revenues for each of our DDS and LSM segments were as follows:

	Three Months Ended March 31,
(in thousands)	2007	2006

DDS	$20,210	$16,943
LSM	21,021	19,245
Total	$41,231	$36,188

DDS contract revenues for the quarter ended March 31, 2007, increased $3.3 million to $20.2 million as compared to $16.9 million for the same quarter in the prior year.  The increase is due primarily to an increase in contract revenue from chemical development and analytical services of $1.5 million as customers continue to focus on development-stage projects.  In addition, discovery services revenue increased $1.7 million due to incremental revenue from AMRI Hungary of $1.1 million, as well as increased demand for these services, as our ability to offer various combinations of services and cost structures at our U.S. and international locations continues to gain acceptance in the worldwide marketplace.  We currently expect the overall growth trends in DDS contract revenues noted above to continue through the remainder of 2007.

Large scale manufacturing revenue increased by $1.8 million, due primarily to increased commercial sales of $5.0 million, which were primarily derived from the transition of our customers’ products from clinical trials to commercial sale.  Partially offsetting this increase was a decrease in revenue from the production of clinical supply materials for use in advance stage human trials of $1.0 million, as well as a $2.2 million decrease in sales of commercial products to GE Healthcare (“GE”) due to the timing of customer requirements. We currently expect total revenue to GE by our LSM segment for 2007 to approximate revenue from GE in 2006, and we currently expect the overall trend of increased demand for clinical supply materials to continue in 2007.

Recurring royalty revenue

We earn royalties under our licensing agreement with Sanofi-Aventis S.A. for the active ingredient in Allegra.  Royalties were as follows:

Three Months Ended March 31,
2007	2006

$7,146	$7,178

Recurring royalties, which are based on the worldwide sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere, as well as on sales of Sanofi-Aventis’ authorized generics, remained consistent for the quarter ended March 31, 2007 from the quarter ended March 31, 2006.

The recurring royalties we receive on the sales of Allegra/Telfast have historically provided a material portion of our revenues, earnings, and operating cash flows.  During 2006, we experienced a decrease in revenues, earnings, and operating cash flows from historical levels due to the impact of the at-risk launch of generic fexofenadine by Barr Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. on U.S. sales of Allegra by Sanofi-Aventis.   We currently expect 2007 royalty revenues to remain flat or decrease slightly from amounts recognized in 2006.  We continue to develop our business in an effort to supplement the revenues, earnings and operating cash flows that have historically been provided by Allegra/Telfast royalties.  We continue to forcefully and vigorously defend our intellectual property related to Allegra, and we continue to pursue our intellectual property rights as patent infringement litigation progresses. However, should we or Aventis be unsuccessful in defending these patents we would continue to experience a material decrease from historic royalty revenues.  Furthermore, an at-risk launch of a generic version of Allegra-D by a generic competitor could result in further material decreases in royalty revenues.

Costs and Expenses

Cost of contract revenue

Our cost of contract revenue consists primarily of compensation and associated fringe benefits for employees, chemicals, depreciation and other indirect project related costs.  Cost of contract revenue for our DDS and LSM segments were as follows:

Segment	Three Months Ended March 31,
(in thousands)	2007	2006

DDS	$14,697	$12,645
LSM	17,990	18,498
Total	$32,687	$31,143

DDS Gross Margin	27.3%	25.4%
LSM Gross Margin	14.4%	3.9%
Total Gross Margin	20.7%	13.9%

DDS had a contract revenue gross margin of 27.3% for the three months ended March 31, 2007 compared to contract revenue gross margin of 25.4% for the same period in 2006.  The increase in gross margin largely resulted from the increase in contract revenues in relation to the fixed cost components of the DDS contract business.  We currently expect DDS contract margins over the balance of the year to remain consistent with the margins earned for the first three months of 2007.

LSM’s contract revenue gross margin increased to 14.4% for the three months ended March 31, 2007 compared to 3.9% for the same periods in 2006.  The increase in gross margin from the first quarter of 2006 is due to the recognition of operating cost savings and process efficiencies resulting from the November 2006 restructuring of this segment, as well as increased revenues in relation to the fixed cost components of the LSM segment.  We currently expect LSM contract margins over the balance of the year to fluctuate from quarter to quarter, based on product sales mix by quarter.  Overall for the year, we expect contract margins to be in the low double digits.

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

Three Months Ended March 31,
2007	2006
(in thousands)

$713	$798

The decrease in technology incentive award expense for the quarter ended March 31, 2007 from the quarter ended March 31, 2006 is due to technology incentive awards in the first quarter of 2006 paid to employees involved in the development our proprietary amine neurotransmitter reuptake inhibitors resulting from the licensing of this technology to BMS.

Research and development

Research and development expense consists of compensation and benefits for scientific personnel for work performed on proprietary technology development, research projects, costs of chemicals and other out of pocket costs, and overhead costs. We utilize our expertise in small molecule chemistry, biocatalysis and natural product technologies to perform our internal research and development projects. The goal of these programs is to discover new compounds with commercial potential. We would then seek to license these compounds to a third party in return for a combination of up-front license fees, milestone payments and recurring royalty payments if these compounds are successfully developed into new drugs and reach the market. In addition, research and development is performed at our large-scale manufacturing facility related to the potential manufacture of new products and the development of alternative manufacturing processes.

Research and development expenses were as follows:

Three Months Ended March 31,
2007	2006
(in thousands)

$2,381	$2,711

The decrease in R&D expense during the three months ended March 31, 2007 is due primarily to a decrease in salaries and benefits caused by the increased utilization of staff on external customer projects.  On October 30, 2006, the Company announced the selection of a compound from its proprietary oncology research program for advanced preclinical testing, with the goal of submitting an Investigational New Drug Application (“IND”) with the U.S. Food and Drug Administration (“FDA”) in late 2007 or early 2008.  We currently expect research and development expenses for the remainder of 2007 to increase from those incurred in the first quarter of 2007 as we advance our oncology compound towards an IND submission with the FDA.

Projecting expected project completion dates and anticipated revenue from our internal research programs is not practical at this time due to the early stages of the projects and the inherent risks related to the development of new drugs. Our internal central nervous system program, which was our most advanced project to date, was licensed to BMS in exchange for up-front license fees, contracted research services, and the rights to future milestone and royalty payments.  We also continue to utilize our proprietary technologies to further advance other early to middle-stage internal research programs in the fields of oncology, irritable bowel syndrome/emesis, obesity, immunosuppresion and inflammation, with a view to seeking a licensing partner for these programs at an appropriate research or developmental stage.

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

Selling, general and administrative

Selling, general and administrative expenses consist of compensation and related fringe benefits for marketing and administrative employees, professional service fees, marketing costs and all costs related to facilities and information services.  Selling, general and administrative expenses were as follows:

Three Months Ended March 31,
2007	2006
(in thousands)

$8,416	$6,761

The increase in selling, general, and administrative expenses for the three months ended March 31, 2007 is primarily attributable to $0.7 million in incremental administrative costs incurred at AMRI Hungary, which was acquired in February 2006.  In addition, professional and consulting fees increased $0.3 million, compensation and benefit costs increased approximately $0.3 million and property taxes increased approximately $0.2 million due to a refund in the prior year for our Mt. Prospect facility.

Impairment and restructuring charges

Large Scale Manufacturing Facility

On November 9, 2006, the Company announced plans to initiate a restructuring of the Company’s LSM business segment.  Consistent with the Company’s continued strategy of realigning its LSM segment toward a greater focus on manufacturing clinical trial materials with strong commercial potential, the goals of the restructuring plan are to strengthen the Company’s competitiveness in this area and reduce operating costs by eliminating overlap in business processes, organization and project process flow, as well as leveraging existing resources and assets.  The restructuring plan includes a reduction of workforce in this segment by approximately 40 employees or approximately 15%, as well as reductions of non-essential operating expenses, raw material costs and future capital expenditure activities.  The Company has estimated that total large scale costs will be reduced by $5.0 million annually as a result of this restructuring.  The Company recorded a restructuring charge of approximately $2.4 million in the fourth quarter of 2006, including a non-cash asset disposal charge of approximately $1.6 million, and other charges of approximately $0.8 million consisting primarily of termination benefits.  The Company recorded additional restructuring charges of $0.2 million in the first quarter of 2007, consisting of additional termination benefits.

The large scale restructuring costs are included under the caption restructuring in the consolidated statement of operations during 2007 and 2006 and the restructuring liabilities are included in accounts payable and accrued expenses on the consolidated balance sheet at March 31, 2007 and December 31, 2006.

The following table displays the restructuring activity and liability balances:

	Balance at January 1, 2007	Charges	Incurred Amounts	Balance at March 31, 2007
	(in 000’s)
Termination benefits	$682	249	(345)	$586
Asset disposal costs	382	—	(382)	—
Total	$1,064	249	$(727)	$586

Termination benefits relate to severance packages, outplacement services and career counseling for employees affected by the restructuring. Asset disposal costs relate primarily to the carrying value of underutilized assets that were identified for disposal in conjunction with the restructuring plan.

The large scale manufacturing restructuring activity was recorded in the LSM operating segment. The net cash outflow related to the large scale manufacturing restructuring for the three months ended March 31, 2007 was $0.3 million.  Anticipated cash outflows related to the large scale manufacturing restructuring for the remainder of 2007 are $0.6 million, which primarily consists of the payment of termination benefits.

Mt. Prospect Research Center

On May 4, 2004 we announced our plan to consolidate operations by relocating our Mt. Prospect facility operations to our facilities in New York.  Our proprietary biocatalysis technology platform, drug metabolism screening, research fermentation and chemical development technologies in Mt. Prospect have been relocated to New York and continue to be fully integrated with our drug discovery and development technologies. The restructuring resulted in the closure of the Mt. Prospect Research Center in the fourth quarter of 2004. The consolidation was initiated as a result of a lack of anticipated growth in our chemical development services at the facility.

During the fourth quarter of 2006, we secured a letter of intent related to the potential sale of the Mt. Prospect facility for approximately $1.5 million.  As a result, we recorded an additional impairment charge of approximately $0.5 million in the fourth quarter of 2006 to reduce the carrying amount of these assets to reflect the sales price per the letter of intent less estimated selling costs.  We completed the sale of the facility in March 2007 for $1.5 million.

At December 31, 2006, we had recorded restructuring liabilities totaling $0.2 million related to asset disposal costs, including brokerage commissions, legal fees, and marketing expenses associated with the planned sale of the Mt. Prospect Research Center facility. The following table displays the restructuring activity and liability balances:

				Balance at
	Balance at			March 31,
	January 1, 2007	Adjustments	Payments	2007
Asset disposal costs	$190	(6)	(184)	—

Interest income (expense), net

	Three Months Ended March 31,
(in thousands)	2007	2006

Interest expense	$(255)	$(263)
Interest income	992	984
Interest income (expense), net	$737	$721

Net interest income (expense) remained fairly consistent for the quarter ended March 31, 2007 from the same period in 2006 due to steady interest rates on outstanding debt during the quarters and consistent interest bearing investment securities and cash and cash equivalents balances during the periods.

Income tax expense

Three Months Ended March 31,
2007	2006

$1,480	$812

The increase in tax expense for the three months ended March 31, 2007 is due primarily to an increase in pre-tax income compared to the three months ended March 31, 2006.  In addition, the Company’s effective tax rate increased from 30.0% of pre-tax income for the three months ended March 31, 2006 to 31.5% of pre-tax income for the three months ended March 31, 2007. The increase in the 2007 effective tax rate is due to the increase in pre-tax income in relation to the Company’s deductible items and non-taxable earnings.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities. During the first quarter of 2007, we generated cash of $4.8 million from operating activities. The primary sources of operating cash flows resulted primarily from higher revenues in the first quarter of 2007, along with a decrease in accounts receivable due to timing of cash collections and an increase in income taxes payable due to timing of tax payments, including a $2.8 million income tax payment in the first quarter of 2006 related to the receipt of the $8.0 million licensing fee from Bristol-Myers Squibb Company (“BMS”).

During the first three months of 2007, we used $3.9 million in investing activities, resulting from the use of $2.1 million related to net purchases of securities and $3.2 million for the acquisition of property and equipment, partially offset by net proceeds from disposal of property and equipment of $1.5 million.  During the first three months of 2007, we used $0.9 million for financing activities, consisting of $1.1 million in long-term debt repayments, offset by $0.2 million of proceeds from our stock purchase plan and stock option exercises.

Working capital was $153.7 million at March 31, 2007 as compared to $149.9 million as of December 31, 2006. The primary source of this increase is the increase in operating cash flow.  We currently anticipate making $0.6 million in defined benefit pension plan contributions, of which $0.4 was paid in the first three months of the year.  There have been no significant changes in future maturities on our long-term debt since December 31, 2006.

We entered into a credit facility consisting of a $30.0 million term loan and a $35.0 million line of credit during 2003. The term loan matures in February, 2008. As of March 31, 2007, the interest rate on $9.3 million of the outstanding term loan balance was 4.36% and the interest rate on the remaining $4.6 million was 6.37%.  The line of credit matures in June, 2010. The line of credit bears interest at a variable rate based on the Company’s leverage ratio. As of March 31, 2007, the outstanding balance of the line of credit was $0. The credit facility contains certain financial covenants, including a maximum leverage ratio, a minimum required operating cash flow coverage ratio, a minimum earnings before interest and taxes to interest ratio and a minimum current ratio. Other covenants include limits on asset disposals and the payment of dividends. As of March 31, 2007 we were in compliance with all covenants under the credit facility.

The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” under Item 7 of our 2006 Form 10-K. Excluding the repayment of $1.1 million of outstanding debt, and $0.4 million in defined benefit pension plan contributions, as described above, there have been no material changes to our contractual obligations since December 31, 2006.

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

The recurring royalties we receive on the sales of Allegra/Telfast have historically provided a material portion of our operating cash flows. As discussed in Part II, Item 1 of this Form 10-Q, several generic manufacturers have filed ANDA applications with the FDA seeking authorization to produce and market a generic version of Allegra. We and Aventis Pharmaceuticals have filed several patent infringement suits against these generic companies alleging infringement of certain U.S. patents. On September 6, 2005, Barr Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. announced that they had entered into an agreement for the launch of Fexofenadine Hydrochloride 30 mg, 60 mg and 180 mg tablets, the generic version of Allegra tablets in the United States. The launch of the generic product is considered an “at-risk” launch due to the on-going litigation. The at-risk launch of generic fexofenadine has had a material adverse impact on U.S. sales of Allegra by Sanofi-Aventis and in turn, the royalties earned by us on those sales. On September 20, 2005, we and Aventis Pharmaceuticals filed a Motion for Preliminary Injunction in the U.S. District Court in New Jersey seeking to enjoin Barr Pharmaceuticals,  Inc., Teva Pharmaceuticals Ltd., Ranbaxy Laboratories, Ltd. and Amino

Chemicals, Ltd. from the sale of generic versions of Allegra in the United States. Our motion was denied on January 30, 2006. We continue to forcefully and vigorously defend our intellectual property related to Allegra. We have filed an appeal of the ruling on the preliminary injunction matter, and we continue to pursue our intellectual property rights as the patent infringement litigation progresses. However, should we or Aventis be unsuccessful in defending these patents we would continue to experience a material decrease in royalty revenues and operating cash flows.  Furthermore, an at-risk launch of a generic version of Allegra-D by a generic competitor could result in further material decreases in royalty revenues and operating cash flows.

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

We refer to the policies and estimates set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There have been no material changes or modifications to the policies since December 31, 2006, other than the adoption of FIN 48.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes with respect to the information on Quantitative and Qualitative Disclosures about Market Risk appearing in Part II, Item 7A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the Company’s last fiscal quarter our management conducted an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer regarding the effectiveness of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the Company’s last fiscal quarter, our disclosure controls and procedures were effective in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. We intend to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

AMR Technology, a subsidiary of the Company, along with Aventis Pharmaceuticals Inc., the U.S. pharmaceutical business of Sanofi-Aventis S.A., are involved in legal proceedings with several companies seeking to market or currently marketing generic versions of Allegra. Beginning in 2001, Barr Laboratories, Inc., Impax Laboratories, Inc., Mylan Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Dr. Reddy’s Laboratories, Ltd./Dr. Reddy’s Laboratories, Inc., Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., and Sandoz Inc. filed Abbreviated New Drug Applications (ANDAs) with the U.S. Food and Drug Administration, or FDA, to produce and market generic versions of Allegra products.

In response to the filings described above, beginning in 2001, Aventis Pharmaceuticals filed patent infringement lawsuits against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Dr. Reddy’s Laboratories, Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., and Sandoz. Each of the lawsuits was filed in the U.S. District Court in New Jersey and alleges infringement of one or more patents owned by Aventis Pharmaceuticals. In addition, on November 14, 2006, Aventis filed a patent infringement suit against Teva Pharmaceuticals USA, Barr Laboratories, Inc. and Barr Pharmaceuticals, Inc. in the Eastern District of Texas based on patents owned by Aventis.  Further, beginning in March 5, 2004, AMR Technology, along with Aventis Pharmaceuticals, filed suit in the U.S. District Court in New Jersey against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Dr. Reddy’s Laboratories, Amino Chemicals, Ltd., Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., DiPharma S.P.A., DiPharma Francis s.r.l., and Sandoz, asserting infringement of two of our U.S. patents that are exclusively licensed to Aventis Pharmaceuticals relating to Allegra and Allegra-D products.  On December 11, 2006, AMR Technology and Sanofi-Aventis U.S. LLC, an affiliate of Aventis Pharmaceuticals, also filed a patent infringement lawsuit in the Republic of Italy against DiPharma Francis s.r.l. and DiPharma S.P.A. based on European Patent No. 703,902 which is owned by AMR Technology and licensed to Sanofi-Aventis U.S. LLC.  In addition, on December 22, 2006, AMR Technology filed a patent infringement lawsuit in Canada against Novopharm Ltd., Teva Pharmaceutical Industries Ltd., Teva Pharmaceuticals USA, Inc., DiPharma S.P.A. and DiPharma s.r.l. based on Canadian Patent No. 2,181,089. On March 20, 2007, AMR Technology filed a patent infringement lawsuit in Australia against Alphapharm Pty Ltd based on Australian Patent No. 699,799.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

ALBANY MOLECULAR RESEARCH, INC.

Date: May 10, 2007	By:	/s/ Mark T. Frost
Mark T. Frost
Chief Financial Officer and Treasurer (Authorized Officer and Principal Financial Officer)