Form 10-Q
period 2007-06-30
ALBANY MOLECULAR RESEARCH INC
filed 2007-08-08
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007
Common Stock, $.01 par value	34,979,925

ALBANY MOLECULAR RESEARCH, INC.

PART I — FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except for per share data)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Contract revenue	$39,936	$38,383	$81,167	$74,571
Recurring royalties	7,838	7,200	14,984	14,378
Milestone revenue	1,580	—	1,580	—
Total revenue	49,354	45,583	97,731	88,949

Cost of contract revenue	30,003	32,489	62,690	63,632
Technology incentive award	814	720	1,527	1,518
Research and development	3,737	2,631	6,118	5,342
Selling, general and administrative	8,231	7,786	16,647	14,547
Restructuring	42	(292)	285	(292)
Property and equipment impairment	—	3,376	—	3,376
Total costs and expenses	42,827	46,710	87,267	88,123

Income (loss) from operations	6,527	(1,127)	10,464	826

Interest income, net	797	666	1,534	1,387
Other (loss) income, net	(10)	(120)	20	(88)

Income (loss) before income tax expense (benefit)	7,314	(581)	12,018	2,125

Income tax expense (benefit)	2,738	(228)	4,218	584

Net income (loss)	$4,576	$(353)	$7,800	$1,541

Basic earnings (loss) per share	$0.14	$(0.01)	$0.24	$0.05

Diluted earnings (loss) per share	$0.14	$(0.01)	$0.24	$0.05

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(Dollars in thousands, except for per share data)	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$27,151	$26,124
Investment securities, available-for-sale	83,759	81,040
Accounts receivable, net	26,284	34,747
Royalty income receivable	7,464	6,225
Inventory	26,873	22,644
Prepaid expenses and other current assets	7,442	5,615
Deferred income taxes	4,274	4,725
Property and equipment held for sale	—	1,500
Total current assets	183,247	182,620

Property and equipment, net	157,987	153,202

Goodwill	40,709	35,811
Intangible assets and patents, net	2,336	2,101
Equity investment in unconsolidated affiliates	956	956
Other assets	764	803
Total assets	$385,999	$375,493

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$15,664	$17,790
Deferred revenue	8,732	8,285
Accrued pension benefits	314	639
Income taxes payable	6,469	1,433
Current installments of long-term debt	4,548	4,541
Total current liabilities	35,727	32,688

Long-term liabilities:
Long-term debt, excluding current installments	11,580	13,993
Deferred income taxes	10,356	9,646
Pension and postretirement benefits	334	475
Environmental liabilities	191	236
Total liabilities	58,188	57,038

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 100,000 shares authorized, 34,960 shares issued at June 30, 2007 and 34,749 shares issued at December 31, 2006	350	347
Additional paid-in capital	194,115	193,127
Retained earnings	169,120	161,320
Accumulated other comprehensive income, net	1,397	832
	364,982	355,626
Less, treasury shares at cost, 2,077 shares	(37,171)	(37,171)
Total stockholders’ equity	327,811	318,455
Total liabilities and stockholders’ equity	$385,999	$375,493

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
(Dollars in thousands)	June 30, 2007	June 30, 2006

Operating activities
Net income	$7,800	$1,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,348	7,472
Foreign exchange loss	—	1
Provision for bad debts	66	—
Deferred income tax expense (benefit)	1,172	(689)
(Gain) loss on disposal of property, plant and equipment	(33)	35
Stock-based compensation expense	641	522
Impairment of property, plant and equipment	—	3,084
Provision for obsolete inventories	441	1,062
(Increase) decrease in:
Accounts receivable	8,410	1,398
Royalty income receivable	(1,239)	(901)
Inventory, prepaid expenses and other assets	(5,641)	4,406
(Decrease) increase in:
Accounts payable and accrued expenses	(2,190)	(5,774)
Income tax payable	5,036	(3,938)
Deferred revenue	447	(4,923)
Pension and postretirement benefits	(455)	(756)
Other long-term liabilities	(45)	—
Net cash provided by operating activities	22,758	2,540

Investing activities
Net purchases of investment securities	(50,473)	(78,040)
Proceeds from sales of investment securities	47,704	86,250
Purchase of businesses, net of cash acquired	(11,368)	(11,198)
Purchase of property, plant and equipment	(7,386)	(9,740)
Proceeds from disposal of property, plant and equipment	1,517	20
Payments for patent applications and other costs	(246)	(98)
Net cash used in investing activities	(20,252)	(12,806)

Financing activities
Principal payments on long-term debt	(2,406)	(2,443)
Proceeds from sale of common stock	348	276
Net cash used in financing activities	(2,058)	(2,167)

Effect of exchange rate changes on cash flows	579	(131)

Increase (decrease) in cash and cash equivalents	1,027	(12,564)

Cash and cash equivalents at beginning of period	26,124	27,606

Cash and cash equivalents at end of period	$27,151	$15,042

See notes to unaudited condensed consolidated financial statements.

Note 1 — Summary of Operations and Significant Accounting Policies
(All amounts in thousands, except per share amounts, unless otherwise noted)

Nature of Business and Operations

Albany Molecular Research, Inc. (the “Company”) provides scientific services, technologies and products that improve quality of life. The Company’s core business consists of a fee-for-service contract services platform encompassing drug discovery, development and manufacturing and a separate, stand-alone research and development division comprising proprietary technologies, internal drug discovery and bundled capabilities designed for more collaborative relationships. With locations in the U.S., Europe, and Asia, the Company provides customers with a range of services and cost models.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Up-Front License Fees, Milestone, and Royalty Revenue. The Company recognizes revenue from up-front non-refundable licensing fees on a straight-line basis over the period of the underlying project. The Company will recognize revenue arising from a substantive milestone payment upon the successful achievement of the event, and the resolution of any uncertainties or contingencies regarding potential collection of the related payment, or if appropriate over the remaining term of the agreement.

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

The Company performed the annual goodwill assessment for its reporting units during the third quarter of 2006. Based on the results of these assessments, no goodwill impairment was identified.  If management’s expectations of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of the Company’s reporting units could change significantly. Such a change could result in goodwill impairment charges in future periods, which could have a significant impact on the Company’s consolidated financial statements. Total goodwill recorded on the Company’s unaudited condensed consolidated balance sheet at June 30, 2007 was $40,709 including $23,060 of goodwill associated with the Company’s acquisition of AMRI Rensselaer (formerly known as Organichem, Inc.), $9,293 of goodwill associated with the Company’s acquisition of ComGenex Kutato-Fejleszto Rt, and $5,670 of goodwill associated with the Company’s acquisition of certain assets of Ariane Orgachem Pvt. Ltd. in Aurangabad, India, and Ferico Laboratories Ltd.  located in Navi Mumbai, India (“AMRI India”).

Stock Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123 (R)”), which amended SFAS No. 123 and superseded APB No. 25 in establishing standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, as well as transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on the fair value of the share-based payment. This Statement establishes fair value as the measurement objective in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. As allowed under SFAS No. 123 (R), the Company elected the modified prospective method of adoption, under which compensation cost is recognized in the financial statements beginning with the effective date of SFAS No. 123 (R) for all share-based payments granted after that date, and for all unvested awards granted prior to the effective date of SFAS No. 123 (R). Accordingly, prior period amounts were not restated.

Note 2 — Business Combination

On June 29, 2007, the Company, through a wholly-owned subsidiary, acquired certain assets of AMRI India.

The aggregate purchase price of $11,573 included cash payments totaling $11,073 and estimated capitalized costs related to the acquisition, primarily professional fees, of $500.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair value of the net assets acquired.   The allocation will be adjusted upon the final determination of the purchase price and the completion of the Company’s valuation of the acquired assets and liabilities of AMRI India.

June 29, 2007
Assets Acquired
Accounts receivable, net	$13
Inventory	961
Prepaid expenses and other current assets	241
Property and equipment, net	4,929
Goodwill	5,670
Total assets acquired	$11,814

Liabilities Assumed
Accounts payable and accrued expenses	$241
Total liabilities assumed	$241

Net assets acquired	$11,573

Pro forma financial information for the six month period ended June 30, 2007 as if the AMRI India acquisition had been completed as of January 1, 2007 has been excluded due to the immateriality of the operating results of AMRI India in relation to the Company’s consolidated operating results as a whole.

On February 28, 2006, the Company, through a wholly-owned subsidiary, acquired all of the outstanding shares of ComGenex Kutato-Fejleszto Rt. (“ComGenex”), a privately held drug discovery service company located in Budapest, Hungary.

The aggregate purchase price of $11,930 included cash payments totaling $11,160 and capitalized costs related to the acquisition, primarily professional fees, of $770. The results of ComGenex’s operations were included in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2006 from the date of acquisition.

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

Pro forma financial information for the six month period ended June 30, 2006 as if the ComGenex acquisition had been completed as of January 1, 2006 has been excluded due to the immateriality of the operating results of ComGenex in relation to the Company’s consolidated operating results as a whole.

Note 3 — Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Weighted average common shares outstanding	32,279	32,154	32,273	32,148
Dilutive effect of stock options	90	—	99	177
Dilutive effect of restricted stock	189	—	143	66
Weighted average common shares outstanding	32,558	32,154	32,515	32,391

The Company has excluded certain outstanding stock options from the calculation of diluted earnings per share for the three and six months ended June 30, 2007 and the six months ended June 30, 2006 because the exercise price was greater than the average market price of the Company’s common shares during that period, and as such, these options would be anti-dilutive. The Company has excluded the effects of outstanding stock options and restricted stock from the calculation of diluted loss per share for the three months ended June 30, 2006 because such securities would be anti-dilutive.  The weighted average number of anti-dilutive options and restricted shares outstanding (before the effects of the treasury stock method) was 1,934 and 2,602 for the three months ended June 30, 2007 and 2006, respectively and 1,934 and 1,951 for the six months ended June 30, 2007 and 2006, respectively.  These amounts are not included in the calculation of weighted average common shares outstanding.

Note 4 — Inventory

Inventory consisted of the following at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Raw materials	$6,394	$7,525
Work in process	2,886	1,914
Finished goods	17,303	12,858
Libraries, net of accumulated amortization	290	347
Total	$26,873	$22,644

Note 5 — Restructuring

Large Scale Manufacturing Facility

On November 9, 2006, the Company announced plans to initiate a restructuring of the Company’s LSM business segment.  Consistent with the Company’s continued strategy of realigning its LSM segment toward a greater focus on manufacturing clinical trial materials with strong commercial potential, the goals of the restructuring plan are to strengthen the Company’s competitiveness in this area and reduce operating costs by eliminating overlap in business processes, organization and project process flow, as well as leveraging existing resources and assets.  The restructuring plan included a reduction of workforce in this segment by approximately 40 employees, or approximately 15%, as well as reductions of non-essential operating expenses, raw material costs and future capital expenditure activities.  The Company has estimated that total LSM costs will be reduced by $5,000 annually as a result of this restructuring.  The Company recorded a restructuring charge of approximately $2,400 in the fourth quarter of 2006, including a non-cash asset disposal charge of approximately $1,600, and other charges of approximately $800 consisting primarily of termination benefits.  The Company recorded additional restructuring charges of $285 in the first six months of 2007, consisting of termination benefits.

The large scale restructuring costs are included under the caption restructuring charge in the consolidated statements of operations during 2007 and 2006 and the restructuring liabilities are included in accounts payable and accrued expenses on the consolidated balance sheets at June 30, 2007 and December 31, 2006.

The following table displays the restructuring activity and liability balances:

	Balance at January 1, 2007	Charges	Incurred Amounts	Balance at June 30, 2007
	(in 000’s)
Termination benefits	$682	285	(532)	$435
Asset disposal costs	382	—	(382)	—
Total	$1,064	$285	$(914)	$435

Termination benefits relate to severance packages, outplacement services and career counseling for employees affected by the restructuring. Asset disposal costs relate primarily to the carrying value of underutilized assets that were identified for disposal in conjunction with the restructuring plan.

The large scale manufacturing restructuring activity was recorded in the LSM operating segment. The net cash outflow related to the large scale manufacturing restructuring for the six months ended June 30, 2007 was $529.  Anticipated cash outflows related to the large scale manufacturing restructuring for the remainder of 2007 are $435, which primarily consists of the payment of termination benefits.

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

During the fourth quarter of 2006, the Company secured a letter of intent related to the potential sale of the Mt. Prospect facility for approximately $1.5 million.  As a result, the Company recorded an additional impairment charge of approximately $0.5 million in the fourth quarter of 2006 to reduce the carrying amount of these assets to reflect the sales price per the letter of intent less estimated selling costs.  The Company completed the sale of the facility in March 2007 for $1.5 million.

At December 31, 2006, the Company had recorded restructuring liabilities totaling $190 related to asset disposal costs, including brokerage commissions, legal fees, and marketing expenses associated with the planned sale of the Mt. Prospect Research Center facility. The following table displays the restructuring activity and liability balances:

				Balance at
	Balance at			June 30,
	January 1, 2007	Adjustments	Payments	2007
Asset disposal costs	$190	(6)	(184)	—

Note 6 — Goodwill and Intangible Assets

The carrying amounts of goodwill, by the Company’s Discovery/Development/Small Scale Manufacturing (“DDS”) and Large Scale Manufacturing (“LSM”) operating segments, as of June 30, 2007 and December 31, 2006 are as follows:

	DDS	LSM	Total

June 30, 2007	$11,979	$28,730	$40,709

December 31, 2006	$12,751	$23,060	$35,811

The increase in goodwill within the LSM segment from December 31, 2006 to June 30, 2007 is related to the acquisition of AMRI  India described in Note 2.  The decrease in goodwill within the DDS segment from December 31, 2006 to June 30, 2007 is related to the final valuation adjustments for the Company’s acquisition of ComGenex described in Note 2.

The components of intangible assets are as follows:

	Cost	Accumulated Amortization	Net	Amortization Period
June 30, 2007
Patents and Licensing Rights	$2,715	$(890)	$1,825	2-16 years
Other	964	(453)	511	18-24 months
Total	$3,679	$(1,343)	$2,336

December 31, 2006
Patents and Licensing Rights	$2,492	$(727)	$1,765	2-16 years
Other	629	(293)	336	18-24 months
Total	$3,121	$(1,020)	$2,101

Amortization expense related to intangible assets was $221 and $136 for the three months ended June 30, 2007 and 2006, respectively and $323 and $164 for the six months ended June 30, 2007 and 2006, respectively.

The following chart represents estimated future annual amortization expense related to intangible assets:

Year ending December 31,
2007 (remaining)	$340
2008	492
2009	199
2010	144
2011	144
Thereafter	1,017

Note 7 - Defined Benefit and Postretirement Welfare Plan

AMRI Rensselaer previously provided retirement benefits under two non-contributory defined benefit plans and a non-contributory, unfunded post-retirement welfare plan. Future benefits under the defined benefit plans and for salaried participants in the post-retirement welfare plan have been frozen.

Components of Net Periodic Benefit Cost

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006	2007	2006	2007	2006

Service cost	$—	$—	$4	$19	$—	$—	$23	$36
Interest cost	309	303	9	8	610	597	18	15
Expected return on plan assets	(377)	(341)	—	—	(743)	(675)	—	—
Amortization of prior service cost	—	—	1	—	—	—	1	—
Recognized net loss	(9)	23	1	3	—	26	3	5
Net periodic benefit (income) cost	$(77)	$(15)	$15	$30	$(133)	$(52)	$45	$56
Recognized in Accumulated Other Comprehensive Income (“AOCI”):
Prior service cost	—		—		—		—
Net actuarial (gain) loss	(9)		1		—		3
Total recognized in AOCI, pre-tax	$(9)		$1		$—		$3

Employer Contributions

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2006 that it expected to contribute $639 to its pension plan in 2007.  Based on revised actuarial assumptions, the Company expects total contributions for 2007 to be $549.  As of June 30, 2007, $375 in contributions have been made.  The Company anticipates making an additional $174 of contributions during 2007.

Note 8 — Share-Based Payments

During the three months ended June 30, 2007 and 2006, the Company recognized total share based compensation cost, net of tax, of $244 and $212 respectively.  During the six months ended June 30, 2007 and 2006, the Company recognized total share based compensation cost, net of tax, of $479 and $397, respectively.

The Company grants share-based payments, including restricted shares, under its 1998 Stock Option and Incentive Plan, as well as its 1998 Employee Stock Purchase Plan.

1998 Stock Option and Incentive Plan

Restricted Stock

A summary of unvested restricted stock activity as of June 30, 2007 and changes during the six months then ended is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2006	419	$9.40
Granted	169	$9.58
Vested	—	$—
Forfeited	(45)	$9.02
Outstanding, June 30, 2007	543	$9.49

The weighted average fair value of restricted shares granted during the three months ended June 30, 2007 and 2006 were $9.58 and $10.15, respectively.  As of June 30, 2007, there was $3,856 of total unrecognized compensation cost related to non-vested restricted shares. That cost is expected to be recognized over a weighted-average period of 3.66 years.  No restricted shares vested during the three months ended June 30, 2007.

Stock Options

The fair value of each stock option award is estimated at the date of grant using the Black-Scholes valuation model based on the following assumptions:

	For the Six Months Ended
	June 30, 2007	June 30, 2006
Expected life in years	5	5
Interest rate	4.69%	4.99%
Volatility	38%	42%
Dividend yield	—	—

A summary of stock option activity under the Company’s stock option plan as of June 30, 2007 and changes during the six month period then ended is presented below:

	Number of Shares	Weighted Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2007	2,171	$20.12
Granted	98	11.26
Exercised	(63)	1.62
Forfeited	(109)	19.07
Expired	(2)	1.53
Outstanding, June 30, 2007	2,095	20.36	5.0	$2,654
Options exercisable, June 30, 2007	1,862	$21.52	4.1	$1,782

As of June 30, 2007 there was $1,024 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.44 years.

Employee Stock Purchase Plan

During the six months ended June 30, 2007 and 2006, 19 and 18 shares, respectively, were issued under the Employee Stock Purchase Plan.  During the six months ended June 30, 2007 and 2006, cash received from stock option exercises and employee stock purchase plan purchases was $348 and $276, respectively.  The actual tax benefit realized for the tax deductions from stock option exercises was $0 during the six months ended June 30, 2007 and 2006.

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

The following table contains earnings data by operating segment, reconciled to totals included in the unaudited condensed consolidated financial statements:

	Contract Revenue	Milestone & Recurring Royalty Revenue	Operating (loss) income	Depreciation and Amortization
For the three months ended June 30, 2007
DDS	$20,295	$9,338	$13,741	$2,597
LSM	19,641	80	4,754	1,617
Corporate	—	—	(11,968)	—
Total	$39,936	$9,418	$6,527	$4,214

For the three months ended June 30, 2006
DDS	$17,614	$7,200	$8,067	$2,314
LSM	20,769	—	1,223	1,482
Corporate	—	—	(10,417)	—
Total	$38,383	$7,200	$(1,127)	$3,796

For the six months ended June 30, 2007
DDS	$40,505	$16,484	$25,687	$5,113
LSM	40,662	80	7,536	3,235
Corporate	—	—	(22,759)	—
Total	$81,167	$16,564	$10,464	$8,348

For the six months ended June 30, 2006
DDS	$34,557	$14,378	$18,745	$4,482
LSM	40,014	—	1,970	2,990
Corporate	—	—	(19,889)	—
Total	$74,571	$14,378	$826	$7,472

The following table summarizes other information by segment as of or for the six months ended June 30, 2007:

	As of June 30, 2007
(in thousands)	DDS	LSM	Total

Total assets	$234,877	$151,122	$385,999
Goodwill included in total assets	11,979	28,730	40,709
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	5,613	1,773	7,386

The following table summarizes other information by segment as of or for the six months ended June 30, 2006:

	As of June 30, 2006
(in thousands)	DDS	LSM	Total

Total assets	$236,212	$128,798	$365,010
Goodwill included in total assets	12,451	23,060	35,511
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	6,610	3,130	9,740

Note 10 — Financial Information by Customer Concentration and Geographic Area

Total contract revenue from DDS’ three largest customers represented approximately 10%, 10% and 5% of DDS’ total contract revenue for the three months ended June 30, 2007, and 13%, 9% and 7% of DDS’ total contract revenue for the three months ended June 30, 2006.  Total contract revenue from DDS’ three largest customers represented approximately 10%, 8% and 5% of DDS’ total contract revenue for the six months ended June 30, 2007 and 13%, 9% and 6% for the six months ended June 30, 2006.  Total contract revenue from LSM’s largest customer, GE Healthcare (GE), represented 47% of LSM’s total contract revenue for the three months ended June 30, 2007 and 2006.  Total contract revenue from GE represented 42% and 52% of LSM’s total contract revenue for the six months ended June 30, 2007 and 2006, respectively. GE accounted for approximately 21% and 28% of the Company’s total contract revenue for the six months ended June 30, 2007 and 2006, respectively.

The Company’s total contract revenue for the three and six months ended June 30, 2007 and 2006 was recognized from customers in the following geographic regions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

United States	69%	64%	69%	64%
Europe	27	33	27	34
Other	4	3	4	2

Total	100%	100%	100%	100%

Note 11 — Comprehensive Income

The following table presents the components of the Company’s comprehensive income for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Net income (loss)	$4,576	$(353)	$7,800	$1,541

Other comprehensive loss:
Change in unrealized gain on available-for-sale securities, net of taxes	6	20	29	34
Change in unrealized (loss) gain on interest rate swap, net of taxes	(19)	—	(45)	17
Foreign currency translation gain (loss)	422	(145)	578	(131)
Net actuarial (gain) loss of pension and postretirement benefits	(8)	—	3	—
Total comprehensive income (loss)	$4,977	$(478)	$8,365	$1,461

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

In response to the filings described above, beginning in 2001, Aventis Pharmaceuticals filed patent infringement lawsuits against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Dr. Reddy’s Laboratories, Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., and Sandoz. Each of the lawsuits was filed in the U.S. District Court in New Jersey and alleges infringement of one or more patents owned by Aventis Pharmaceuticals. In addition, on November 14, 2006, Aventis filed a patent infringement suit against Teva Pharmaceuticals USA, Barr Laboratories, Inc. and Barr Pharmaceuticals, Inc. in the Eastern District of Texas based on patents owned by Aventis.  Further, beginning on March 5, 2004, AMR Technology, along with Aventis Pharmaceuticals, filed suit in the U.S. District Court in New Jersey against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Dr. Reddy’s Laboratories, Amino Chemicals, Ltd., Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., DiPharma S.P.A., DiPharma Francis s.r.l., and Sandoz, asserting infringement of two of our U.S. patents that are exclusively licensed to Aventis Pharmaceuticals relating to Allegra and Allegra-D products.  On December 11, 2006, AMR Technology and Sanofi-Aventis U.S. LLC, an affiliate of Aventis Pharmaceuticals, also filed a patent infringement lawsuit in the Republic of Italy against DiPharma Francis s.r.l. and DiPharma S.P.A. based on European Patent No. 703,902 which is owned by AMR Technology and licensed to Sanofi-Aventis U.S. LLC.  In addition, on December 22, 2006, AMR Technology filed a patent infringement lawsuit in Canada against Novopharm Ltd., Teva Pharmaceutical Industries Ltd., Teva Pharmaceuticals USA, Inc., DiPharma S.P.A. and DiPharma s.r.l. based on Canadian Patent No. 2,181,089. On March 20, 2007, AMR Technology filed a patent infringement lawsuit in Australia against Alphapharm Pty Ltd based on Australian Patent No. 699,799.

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

Note 13 — Income Taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance on the accounting for uncertainty in income tax reporting, and prescribes a methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. The adoption of this new standard did not have a material impact on the Company’s financial statements. The Company had unrecognized tax benefits (reserves) of $3.7 million at January 1, 2007, of which $0.8 million related to accrued interest and penalties. In 2007, the majority of these unrecognized tax benefits are classified as income taxes payable in the condensed consolidated balance sheet.  If recognized, the portion of liabilities for unrecognized tax benefits that would decrease the Company’s provision for income taxes and increase net income is $2.4 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of certain deferred tax assets and the federal tax benefit of state income tax items.

As of June 30, 2007, the Company accrued an additional $0.2 million of reserves based on current year tax positions and an additional $0.1 million of interest related to its uncertain tax positions, which is recorded as a component of the Company’s provision for income taxes in the condensed consolidated statement of operations.  The Company also had a settlement through payment of a previously unrecognized benefit of $0.5 million in the second quarter.  At June 30, 2007, the Company had unrecognized tax benefits of $3.5 million.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our results of operations and financial condition should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the Notes thereto included within this report. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “intend,” “expect,” “anticipate,” “believe,” and “continue” or similar words and include, but are not limited to, statements concerning the Mount Prospect Research Center, pension and postretirement benefit costs, GE Healthcare, the Company’s collaboration with BMS, the acquisition of ComGenex, future acquisitions, earnings, contract revenues, costs and margins, royalty revenues, patent protection and the ongoing Allegra patent infringement litigation, Allegra royalty revenue, government regulation, retention and recruitment of employees, customer spending and business trends, foreign operations (including Singapore, India and Hungary), the effect of the purchase of assets from Ariane Orgachem Private Limited and Ferico Laboratories Limited, including increasing options and solutions for customers, business growth and the expansion of the Company’s global market, clinical supply manufacturing, management’s strategic plans, the Company’s targeted workforce reduction and the timing of the forecasted savings from the implementation of large scale manufacturing restructuring, the expectation of improved profitability of large scale manufacturing, the goal of submitting an Investigational New Drug Application to the FDA in late 2007 or early 2008, drug discovery, product commercialization, license arrangements, research and development projects and expenses, selling, general and administrative expenses, goodwill impairment, competition and tax rates. The Company’s actual results may differ materially from such forward-looking statements as a result of numerous factors, some of which the Company may not be able to predict and may not be within the Company’s control. Factors that could cause such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on March 15, 2007 and in Part II Item 1A, “Risk Factors,” in this Form 10-Q. All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future. References to “we,” “us,” and “our,” refer to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole.

Strategy and Overview

We provide scientific services, technologies and products that improve quality of life while delivering excellence, value and maximum return. Our core business consists of contract drug discovery, chemistry, and manufacturing services.   We continue to execute our long-term strategy to develop and grow a fully integrated global platform from which we can provide these services, including our most recent purchase of large-scale manufacturing sites in India in June 2007.  With this newest acquisition, we have been able to globalize our manufacturing operations, which offers us the flexibility to produce raw materials and process intermediates to support our domestic large scale manufacturing facility.  In addition, we believe that this will allow us to provide our customers with increasing options and solutions, provide our business opportunities for growth and expand our global market.

We continue to integrate our research and manufacturing facilities worldwide, increasing our access to key global markets and enabling us to provide our customers with a flexible combination of high quality services and competitive cost structures to meet their individual outsourcing needs.  We seek comprehensive research and/or supply agreements with our customers, incorporating several of our service offerings and spanning across the entire pharmaceutical research and development process.  Our research facilities provide discovery, chemical development, analytical, and small-scale cGMP manufacturing services.  Compounds discovered and developed in our research facilities can then be seamlessly transitioned to production at our large-scale manufacturing facilities for use in clinical trials and, ultimately, commercial sales if the product meets regulatory approval.  We believe that the ability to partner with a single provider of pharmaceutical research and development services from discovery through commercial production is of significant benefit to our customers.  Through our comprehensive service offerings, we are able to provide customers with a more efficient transition of experimental compounds through the research and development process, ultimately reducing the time and cost involved in bringing these compounds from concept to market.

In addition to our contract services, we also have a separate, stand-alone research and development division comprising proprietary technologies, internal drug discovery and bundled capabilities designed for more collaborative relationships.  We conduct proprietary research and development to discover new therapeutically active lead compounds with commercial potential. We anticipate that we would then license these compounds to third parties in return for up-front and service fees, and milestone payments as well as recurring royalty payments if these compounds are developed into new commercial drugs. Our proprietary research and development activities previously led to the development, patenting and 1995 licensing of a substantially pure form of, and a manufacturing process for, the active ingredient in the non-sedating antihistamine fexofenadine HCl marketed by Sanofi-Aventis S.A. as Allegra in the Americas and as Telfast elsewhere.  Further, in October 2005, we licensed the worldwide rights to develop and commercialize potential products from our amine neurotransmitter reuptake inhibitors identified in one of our proprietary research programs to Bristol-Myers Squibb Company (“BMS”). In October 2006, we announced the selection of a compound from our proprietary oncology research program for advanced preclinical testing, with the goal of submitting an Investigational New Drug Application (“IND”) with the U.S. Food and Drug Administration (“FDA”) in late 2007 or early 2008.  We also continue to utilize our proprietary technologies to further advance other early to middle stage internal research programs in the fields of oncology, immunosuppresion, bacterial infection and other diseases, with a view to seeking a licensing partner for these programs at an appropriate research or developmental stage.

Our total revenue for the quarter ended June 30, 2007 was $49.4 million, as compared to $45.6 million for the quarter ended June 30, 2006.

Contract services revenue for the second quarter of 2007 was $39.9 million, compared to $38.4 million in the second quarter of 2006. Discovery, development, and small scale manufacturing (“DDS”) revenues increased $2.7 million from the quarter ended June 30, 2006 due to increased demand for these services in the U.S. and Singapore.  Large scale manufacturing revenue decreased by $1.1 million primarily due to a decrease in revenue from the production of clinical supply materials for use in advance stage human trials of $1.7 million, offset by increased commercial sales of $0.8 million, which were primarily derived from the transition of our customers’ products from clinical trials to commercial sale.  We currently expect the overall trend of increased demand for clinical supply materials to continue in 2007.

Recurring royalty revenues, which are based on the worldwide sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere, as well as on sales of Sanofi-Aventis’ authorized generics, were slightly higher than in the quarter ended June 30, 2006.  Additionally, we received milestone revenue of $1.5 million for achieving a target from a licensing and research agreement with Bristol-Myers Squibb Company (“BMS”) during the second quarter of 2007.

Consolidated gross margin was 24.9% for the quarter ended June 30, 2007 compared to 15.4% for the quarter ended June 30, 2006. Gross margin at the DDS operating segment decreased to 25.7% in the second quarter of 2007 compared to 26.5% for the same period in 2006, primarily resulting from underutilized capacity at some of our international locations, offset in part by an improvement in domestic gross margin due to an increase in high margin fixed fee revenue during the quarter ended June 30, 2007.  Gross margin at the LSM operating segment was 24.0% in the second quarter of 2007, compared with a gross margin of 5.9% in the second quarter of 2006. The increase in gross margin from the second quarter of 2006 is due primarily to an increase in commercial sales, which generally yield a higher margin, process efficiencies, as well as operating cost savings resulting from the November 2006 restructuring of this segment.

During the six months ended June 30, 2007, cash flow from operations was $22.8 million.  The increase of $20.2 million in cash flow from operations from the six months ended June 30, 2006 resulted primarily from higher revenues in the first half of 2007, along with a decrease in accounts receivable due to timing of cash collections and an increase in income taxes payable due to timing of tax payments, including a $2.8 million income tax payment in the first quarter of 2006 related to the receipt of the $8.0 million licensing fee from BMS. We spent $11.4 million on our acquisition of AMRI India and $7.4 million in capital on our facilities and equipment, primarily on the construction on a new research center in India and the modernization of our large-scale manufacturing suites.  In addition, we spent $2.4 million in principal payments on our outstanding debt balances.  As of June 30, 2007, we had $110.9 million in cash, cash equivalents and investments and $16.1 million in bank and other related debt.

Results of Operations – Three Months and Six Months Ended June 30, 2007 Compared to Three Months and Six Months Ended June 30, 2006

Revenues

Total contract revenue

Contract revenue consists primarily of fees earned under contracts with our third party customers.  Our contract revenues for each of our DDS and LSM segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006

DDS	$20,295	$17,614	$40,505	$34,557
LSM	19,641	20,769	40,662	40,014
Total	$39,936	$38,383	$81,167	$74,571

DDS contract revenues for the quarter ended June 30, 2007, increased $2.7 million to $20.3 million as compared to $17.6 million for the same quarter in the prior year.  The increase is due primarily to an increase in contract revenue from development and small-scale manufacturing services of $2.1 million as customers continue to focus on development-stage projects.  In addition, discovery services revenue increased $0.6 million due to increased demand for these services, as our ability to offer various combinations of services and cost structures at our U.S. and Singapore locations continues to gain acceptance in the worldwide marketplace.  We currently expect the overall growth trends in DDS contract revenues noted above to continue through the remainder of 2007.

Large scale manufacturing revenue for the quarter ended June 30, 2007 decreased by $1.1 million, due primarily to a decrease in  revenue from the production of clinical supply materials for use in advance stage human trials of $1.7 million, offset by increased commercial sales of $0.8 million, which were primarily derived from the transition of our customers’ products from clinical trials to commercial sale.

For the six months ended June 30, 2007, DDS contract revenue has increased $5.9 million from the six months ended June 30, 2006.  The increase is due primarily to an increase in contract revenue from development and small-scale manufacturing services of $3.6 million as customers continue to focus on development-stage projects.  In addition, discovery services revenue increased $2.3 million due to increased demand for these services, as our ability to offer various combinations of services and cost structures at our U.S. and international locations continues to gain acceptance in the worldwide marketplace.

LSM contract revenues for the six months ended June 30, 2007 increased $0.6 million from the six months ended June 30, 2006.  This increase is primarily due to increased commercial sales of $5.7 million, partially offset by a decrease in revenue from the production of clinical supply materials for use in advance stage human trials of $2.7 million, as well as a $2.4 million decrease in sales of commercial products to GE due to the timing of customer requirements.  We currently expect total revenue from GE for our LSM segment for 2007 to slightly decrease from revenue from GE in 2006, and we currently expect an overall annual increase in demand for clinical supply materials from 2006.

Recurring royalty revenue

We earn royalties under our licensing agreement with Sanofi-Aventis S.A. for the active ingredient in Allegra.  Royalties were as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2007	2006	2007	2006
	(in thousands)
$7,838	$7,200	$14,984	$14,378

Recurring royalties, which are based on the worldwide sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere, as well as on sales of Sanofi-Aventis’ authorized generics, slightly increased for the quarter ended June 30, 2007 from the quarter ended June 30, 2006.

The recurring royalties we receive on the sales of Allegra/Telfast have historically provided a material portion of our revenues, earnings, and operating cash flows.  During 2006, we experienced a decrease in revenues, earnings, and operating cash flows from historical levels due to the impact of the at-risk launch of generic fexofenadine by Barr Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. on U.S. sales of Allegra by Sanofi-Aventis.   We currently expect 2007 royalty revenues to remain flat from amounts recognized in 2006.  We continue to develop our business in an effort to supplement the revenues, earnings and operating cash flows that have historically been provided by Allegra/Telfast royalties.  We continue to forcefully and vigorously defend our intellectual property related to Allegra, and we continue to pursue our intellectual property rights as patent infringement litigation progresses.  However, should we or Aventis be unsuccessful in defending these patents we would continue to experience a material decrease from historic royalty revenues.  Furthermore, an at-risk launch of a generic version of Allegra-D by a generic competitor could result in further material decreases in royalty revenues.

Milestone revenue

Milestone revenue is earned for achieving certain milestones included in licensing and research agreements with certain customers.  Milestone revenues were as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2007	2006	2007	2006
	(in thousands)
$1,580	$—	$1,580	$—

Milestone revenue increased $1.6 million for both the three and six months ended June 30, 2007 as compared with the three and six months ended June 30, 2006, respectively.  This increase is primarily due to a milestone payment of $1.5 million in conjunction with the Company’s license and research agreement with BMS.  This milestone payment was triggered by a compound, which is being developed under the agreement, proceeding into pre-clinical development.

Costs and Expenses

Cost of contract revenue

Our cost of contract revenue consists primarily of compensation and associated fringe benefits for employees, as well as chemicals, depreciation and other indirect project related costs.  Cost of contract revenue for our DDS and LSM segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Segment	2007	2006	2007	2006
(in thousands)

DDS	$15,078	$12,943	$29,775	$25,588
LSM	14,925	19,546	32,915	38,044
Total	$30,003	$32,489	$62,690	$63,632

DDS Gross Margin	25.7%	26.5%	26.5%	26.0%
LSM Gross Margin	24.0%	5.9%	19.1%	4.9%
Total Gross Margin	24.9%	15.4%	22.8%	14.7%

DDS had a contract revenue gross margin of 25.7% for the three months ended June 30, 2007 compared to contract revenue gross margin of 26.5% for the same period in 2006.  The decrease in gross margin resulted from underutilized capacity at some of our international  locations, offset in part by an improvement in domestic gross margin due to an increase in high margin fixed fee revenue during the quarter ended June 30, 2007.  DDS’ contract revenue gross margin slightly increased to 26.5% for the six months ended June 30, 2007 to 26.0% for the same period in 2006.  This increase was primarily due to an increase in contract revenues in relation to the fixed cost components of the DDS contract business, offset by a decrease in margin from international locations.  We currently expect DDS contract margins over the balance of the year to remain consistent with the margins earned for the first six months of 2007.

LSM’s contract revenue gross margin increased to 24.0% for the three months ended June 30, 2007 compared to 5.9% for the same period in 2006 and to 19.1% for the six months ended June 30, 2007 as compared to 4.9% for the same period in 2006.  This increase in gross margin from 2006 is due primarily to product sales mix.  Commercial sales, which generally yield a higher margin, increased in the second quarter of 2007 from the same period in 2006.  Additionally, there was an increase in gross margin due to process efficiencies as well as the recognition of operating cost savings resulting from the November 2006 restructuring of this segment.  We currently expect LSM contract margins over the balance of the year to fluctuate from quarter to quarter, based on product sales mix, as well as the impact of annually scheduled plant maintenance and the seasonality of customer demand by quarter.  Overall for the year, we expect contract margins to approximate margins recognized during the first quarter of 2007.

Technology incentive award

We maintain a Technology Development Incentive Plan, the purpose of which is to stimulate and encourage novel innovative technology development by our employees.  This plan allows eligible participants to share in a percentage of the net revenue earned by us relating to patented technology with respect to which the eligible participant is named as an inventor or made a significant intellectual contribution.  The award is currently payable primarily to Dr. Thomas D’Ambra, the Chief Executive Officer and President of the Company.  The incentive award was as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2007	2006	2007	2006
(in thousands)

$814	$720	$1,527	$1,518

The increase in technology incentive award expense for the quarter ended June 30, 2007 from the quarter ended June 30, 2006 is primarily due to the increase in Allegra royalty revenue.  The remainder of the increase is due to awards granted to certain employees resulting from the milestone payment of $1.5 million received from BMS.

The increase in technology incentive award expense for the six months ended June 30, 2007 from the same period in 2006 is primarily due to awards granted in relation to the milestone payment from BMS, offset by awards in the first quarter of 2006 paid to employees involved in the development our proprietary amine neurotransmitter reuptake inhibitors resulting from the licensing of this technology to BMS.

Research and development

Research and development expense consists of compensation and benefits for scientific personnel for work performed on proprietary technology development, research projects, costs of chemicals and other out of pocket costs, and overhead costs. We utilize our expertise in small molecule chemistry, biocatalysis and natural product technologies to perform our internal research and development projects. The goal of these programs is to discover new compounds with commercial potential. We would then seek to license these compounds to a third party in return for a combination of up-front license fees, milestone payments and recurring royalty payments if these compounds are successfully developed into new drugs and reach the market. In addition, research and development is performed at our large-scale manufacturing facility related to the potential manufacture of new products, the development of processes for the manufacture of generic products with commercial potential, and the development of alternative manufacturing processes.  Research and development expenses were as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2007	2006	2007	2006
(in thousands)

$3,737	$2,631	$6,118	$5,342

The increase in R&D expense of $1.1 million from the quarter ended June 30, 2006 to $3.7 million in the quarter ended June 30, 2007 is due primarily to expenses related to the progression of one of our compounds from our proprietary oncology research program to the advanced preclinical testing phase.  On October 30, 2006, we announced the selection of a compound from our proprietary oncology research program for advanced preclinical testing, with the goal of submitting an Investigational New Drug Application (“IND”) with the U.S. Food and Drug Administration (“FDA”) in late 2007 or early 2008.  In addition, R&D expense increased due to incremental costs related to the development of active pharmaceutical ingredients to be used in the manufacturing of specialty authorized generic drugs.  We currently expect research and development expenses for the remainder of 2007 to increase from those incurred in the first and second quarter of 2007 as we advance our oncology compound towards an IND submission with the FDA.  Additionally, we expect increased costs associated with the continued development of specialty authorized generics, as well as researching and developing processes to manufacture intermediates at our AMRI India facility which have historically been purchased from third parties to be used at our domestic locations.

The increase in R&D expense during the six months ended June 30, 2007 is due primarily to advanced preclinical testing phase expenses from our oncology research program and R&D on specialty authorized generics, partially offset by a decrease in salaries and benefits as a result of a reallocation of resources.

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

Selling, general and administrative expenses were as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2007	2006	2007	2006
(in thousands)

$8,231	$7,786	$16,647	$14,547

The increase in selling, general and administrative expenses for the three months ended June 30, 2007 is primarily attributable to an increase in compensation and benefit costs of approximately $0.4 million due to the addition of business development personnel worldwide and the addition of administrative support staff at our Singapore and Hyderabad, India locations as well as general increases in administrative costs reflecting our global expansion.

The increase in selling, general, and administrative expenses for the six months ended June 30, 2007 is primarily attributable to an increase of $0.7 million in compensation and benefits due to the addition of business development personnel worldwide and the addition of administrative support staff at our Singapore and Hyderabad, India locations. Additionally, we incurred $0.6 million in incremental administrative costs at AMRI Hungary, which was acquired in February 2006, and a $0.4 million increase in professional and consulting fees.  These increases were partially offset by a decrease in data processing costs associated with the implementation of our ERP system of $0.3 million.

We currently expect selling, general and administrative expenses to increase from amounts recognized in the first half of 2007 due to the administrative costs of the AMRI India acquisition in June 2007.

Impairment and restructuring charges

Large Scale Manufacturing Facility

On November 9, 2006, we announced plans to initiate a restructuring of our LSM business segment.  Consistent with our continued strategy of realigning the LSM segment toward a greater focus on manufacturing clinical trial materials with strong commercial potential, the goals of the restructuring plan are to strengthen our competitiveness in this area and reduce operating costs by eliminating overlap in business processes, organization and project process flow, as well as leveraging existing resources and assets.  The restructuring plan included a reduction of workforce in this segment by approximately 40 employees or approximately 15%, as well as reductions of non-essential operating expenses, raw material costs and future capital expenditure activities.  We have  estimated that total large scale costs will be reduced by $5.0 million annually as a result of this restructuring.  We recorded a restructuring charge of approximately $2.4 million in the fourth quarter of 2006, including a non-cash asset disposal charge of approximately $1.6 million, and other charges of approximately $0.8 million consisting primarily of termination benefits.  We recorded additional restructuring charges of $0.3 million in the first six months of 2007, consisting of additional termination benefits.

Mt. Prospect Research Center

On May 4, 2004, we announced our plan to consolidate operations by relocating our Mt. Prospect facility operations to our facilities in New York.  Our proprietary biocatalysis technology platform, drug metabolism screening, research fermentation and chemical development technologies in Mt. Prospect have been relocated to New York and continue to be fully integrated with our drug discovery and development technologies. The restructuring resulted in the closure of the Mt. Prospect Research Center in the fourth quarter of 2004. The consolidation was initiated as a result of a lack of anticipated growth in our chemical development services at the facility.

During the second quarter of 2006, the Company recorded non-cash pre-tax charges related to the Mr. Prospect facility of $3.4 million related to property and equipment impairment charges.  The Company also adjusted its accrued restructuring costs by $0.3 million to reflect a reduction in the estimated sales commissions to be paid upon completion of the sale of the facility.

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

Interest income, net

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006

Interest expense	$(171)	$(264)	$(426)	$(527)
Interest income	968	930	1,960	$1,914
Interest income, net	$797	$666	$1,534	$1,387

Net interest income (expense) increased for the three and six months ended June 30, 2007 from the same period in 2006 due to reduced interest expense on outstanding debt as well as an increase in capitalized interest on long term construction projects.

Income tax expense (benefit)

Three Months Ended June 30,		Six Months Ended June 30,
2007	2006	2007	2006
(in thousands)

$2,738	$(228)	$4,218	$584

The increase in tax expense for the quarter ended June 30, 2007 is due primarily to an increase in pre-tax income compared to the  pre-tax loss for the quarter ended June 30, 2006.

The increase in tax expense for the six months ended June 30, 2007 is due primarily to an increase in pre-tax income from the six months ended June 30, 2006.  Additionally, the effective tax rate increased from 27.5% for the six months ended June 30, 2006 to 35.1% for the same period in 2007.  The increase in the 2007 effective tax rate is due to the increase in pre-tax income in relation to the Company’s deductible items and non-taxable earnings.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities. During the first six months of 2007, we generated cash of $22.8 million from operating activities. The primary sources of operating cash flows resulted primarily from higher revenues in the first six months of 2007, along with a decrease in accounts receivable due to timing of cash collections and an increase in income taxes payable due to timing of tax payments, including a $2.8 million income tax payment in the first quarter of 2006 related to the receipt of the $8.0 million licensing fee from Bristol-Myers Squibb Company (“BMS”).

During the first six months of 2007, we used $20.3 million in investing activities, resulting from the use of $11.4 million related to the acquisition of AMRI India, $2.8 million related to net purchases of securities and $7.4 million for the acquisition of property and equipment, partially offset by net proceeds from disposal of property and equipment of $1.5 million.  During the first six months of 2007, we used $2.1 million for financing activities, consisting of $2.4 million in long-term debt repayments, offset by $0.3 million of proceeds from our stock purchase plan and stock option exercises.

Working capital was $147.5 million at June 30, 2007 as compared to $149.9 million as of December 31, 2006.  The primary source of this decrease is the purchase of AMRI India, offset by an increase in operating cash flow.  We currently anticipate making $0.6 million in defined benefit pension plan contributions, of which $0.4 was paid in the first six months of the year.  There have been no significant changes in future maturities on our long-term debt since December 31, 2006.

We entered into a credit facility consisting of a $30.0 million term loan and a $35.0 million line of credit during 2003. The term loan matures in February, 2008. As of June 30, 2007, the interest rate on $8.6 million of the outstanding term loan balance was 4.36% and the interest rate on the remaining $4.3 million was 6.35%.  The line of credit matures in June, 2010. The line of credit bears interest at a variable rate based on the Company’s leverage ratio. As of June 30, 2007, the outstanding balance of the line of credit was $0. The credit facility contains certain financial covenants, including a maximum leverage ratio, a minimum required operating cash flow coverage ratio, a minimum earnings before interest and taxes to interest ratio and a minimum current ratio. Other covenants include limits on asset disposals and the payment of dividends.  As of June 30, 2007 we were in compliance with all covenants under the credit facility.

The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” under Item 7 of our 2006 Form 10-K. Excluding the repayment of $2.4 million of outstanding debt, and $0.4 million in defined benefit pension plan contributions, as described above, there have been no material changes to our contractual obligations since December 31, 2006.  As of June 30, 2007, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

We continue to pursue the expansion of our operations through internal growth and strategic acquisitions. Specifically, on June 29, 2007, we completed the acquisition of certain assets from Ariane Orgachem Pvt. Ltd. in Aurangabad, India, and Ferico Laboratories Ltd. located in Navi Mumbai, India. In conjunction with that acquisition, we plan to invest approximately $15 million to expand and upgrade manufacturing capabilities at these locations over the next three years. We expect that such activities will be funded from existing cash and cash equivalents, cash flow from operations, the issuance of debt or equity securities and borrowings. Future acquisitions, if any, could be funded with cash on hand, cash from operations, borrowings under our credit facility and/or the issuance of equity or debt securities. There can be no assurance that attractive acquisition opportunities will be available to us or will be available at prices and upon such other terms that are attractive to us. We regularly evaluate potential acquisitions of other businesses, products and product lines and may hold discussions regarding such potential acquisitions. As a general rule, we will publicly announce such acquisitions only after a definitive agreement has been signed. In addition, in order to meet our long-term liquidity needs or consummate future acquisitions, we may incur additional indebtedness or issue additional equity or debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to us or at all. The failure to raise the funds necessary to finance our future cash requirements or consummate future acquisitions could adversely affect our ability to pursue our strategy and could negatively affect our operations in future periods. Furthermore, a continued significant decrease in royalties from Allegra would negatively affect our cash flow from operations and financial condition in future periods.

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

We refer to the policies and estimates set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There have been no material changes or modifications to the policies since December 31, 2006, other than the adoption of FIN 48, as discussed in Note 13 to the unaudited condensed consolidated financial statements.  The adoption of FIN 48 did not have a material impact on our financial statements.

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

In response to the filings described above, beginning in 2001, Aventis Pharmaceuticals filed patent infringement lawsuits against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Dr. Reddy’s Laboratories, Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., and Sandoz. Each of the lawsuits was filed in the U.S. District Court in New Jersey and alleges infringement of one or more patents owned by Aventis Pharmaceuticals. In addition, on November 14, 2006, Aventis filed a patent infringement suit against Teva Pharmaceuticals USA, Barr Laboratories, Inc. and Barr Pharmaceuticals, Inc. in the Eastern District of Texas based on patents owned by Aventis.  Further, beginning on March 5, 2004, AMR Technology, along with Aventis Pharmaceuticals, filed suit in the U.S. District Court in New Jersey against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Dr. Reddy’s Laboratories, Amino Chemicals, Ltd., Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., DiPharma S.P.A., DiPharma Francis s.r.l., and Sandoz, asserting infringement of two of our U.S. patents that are exclusively licensed to Aventis Pharmaceuticals relating to Allegra and Allegra-D products.  On December 11, 2006, AMR Technology and Sanofi-Aventis U.S. LLC, an affiliate of Aventis Pharmaceuticals, also filed a patent infringement lawsuit in the Republic of Italy against DiPharma Francis s.r.l. and DiPharma S.P.A. based on European Patent No. 703,902 which is owned by AMR Technology and licensed to Sanofi-Aventis U.S. LLC.  In addition, on December 22, 2006, AMR Technology filed a patent infringement lawsuit in Canada against Novopharm Ltd., Teva Pharmaceutical Industries Ltd., Teva Pharmaceuticals USA, Inc., DiPharma S.P.A. and DiPharma s.r.l. based on Canadian Patent No. 2,181,089. On March 20, 2007, AMR Technology filed a patent infringement lawsuit in Australia against Alphapharm Pty Ltd based on Australian Patent No. 699,799.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders (the “Annual Meeting”) on June 4, 2007.  At the Annual Meeting, stockholders of the Company voted to elect Thomas E. D’Ambra, Ph.D., Anthony P. Tartaglia, M.D. and Veronica G. H. Jordan, Ph.D. to serve as Class II Directors of the Company for three-year terms, such terms will continue until the Annual Meeting of Stockholders in 2010 and until their respective successors are duly elected and qualified.  The votes cast for, and withheld from, the election of the aforementioned Directors are listed below:

	For	Withheld
Thomas E. D’Ambra, Ph.D.	28,340,838	901,252

Anthony P. Tartaglia, M.D.	28,977,584	264,506

Veronica G. H. Jordan, Ph.D.	27,700,796	1,541,294

The following individuals continued as directors following the Annual Meeting:  Paul S. Anderson, Ph.D., Donald E. Kuhla, Ph.D., Kevin O’Connor, Una S. Ryan, Ph.D., O.B.E., and Arthur J. Roth.

Item 6.             Exhibits

(a)                      Exhibits.

2.1                             Business Transfer Agreement, dated May 16, 2007, between Albany Molecular Research, Inc. and Ariane Orgachem Private Limited

2.2                            Business Transfer Agreement, dated May 16, 2007, between Albany Molecular Research, Inc. and Ferico Laboratories Limited

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

ALBANY MOLECULAR RESEARCH, INC.

Date: August 8, 2007	By:	/s/ Mark T. Frost
Mark T. Frost
Chief Financial Officer and Treasurer (Authorized Officer and Principal Financial Officer)