Form 10-Q
period 2007-09-30
ALBANY MOLECULAR RESEARCH INC
filed 2007-11-09
CIK 1065087

Use these links to rapidly review the document
ALBANY MOLECULAR RESEARCH, INC. INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                Accelerated filer ☒                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007
Common Stock, $.01 par value	32,965,810, excluding treasury shares of 2,076,932

ALBANY MOLECULAR RESEARCH, INC.
INDEX

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

Albany Molecular Research, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except for per share data)	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Contract revenue	$41,571	$37,907	$122,738	$112,478
Recurring royalties	5,986	6,333	20,970	20,711
Milestone revenue	—	—	1,580	—

Total revenue	47,557	44,240	145,288	133,189

Cost of contract revenue	33,404	32,132	96,094	95,764
Technology incentive award	599	633	2,126	2,151
Research and development	3,107	2,583	9,225	7,925
Selling, general and administrative	8,310	8,112	24,957	22,659
Restructuring	—	—	285	—
Property and equipment impairment	—	—	—	3,084

Total costs and expenses	45,420	43,460	132,687	131,583

Income from operations	2,137	780	12,601	1,606
Interest income, net	818	759	2,352	2,146
Other (loss) income, net	(125)	89	(105)	1

Income before income tax expense	2,830	1,628	14,848	3,753
Income tax expense	850	222	5,068	806

Net income	$1,980	$1,406	$9,780	$2,947

Basic earnings per share	$0.06	$0.04	$0.30	$0.09

Diluted earnings per share	$0.06	$0.04	$0.30	$0.09

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(Dollars in thousands, except for per share data)	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$37,350	$26,124
Investment securities, available-for-sale	68,593	81,040
Accounts receivable, net	31,739	34,747
Royalty income receivable	5,966	6,225
Inventory	24,790	22,644
Prepaid expenses and other current assets	8,184	5,615
Deferred income taxes	4,270	4,725
Property and equipment held for sale	—	1,500

Total current assets	180,892	182,620
Property and equipment, net	159,014	153,202
Goodwill	43,044	35,811
Intangible assets and patents, net	2,284	2,101
Equity investment in unconsolidated affiliates	956	956
Other assets	708	803

Total assets	$386,898	$375,493

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$13,324	$17,790
Deferred revenue	6,794	8,285
Accrued pension benefits	314	639
Income taxes payable	7,244	1,433
Current installments of long-term debt	4,546	4,541

Total current liabilities	32,222	32,688
Long-term liabilities:
Long-term debt, excluding current installments	10,509	13,993
Deferred income taxes	10,254	9,646
Pension and postretirement benefits	99	475
Environmental liabilities	191	236

Total liabilities	53,275	57,038

Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, 100,000 shares authorized, 35,022 shares issued at September 30, 2007, and 34,749 shares issued at December 31, 2006	350	347
Additional paid-in capital	195,274	193,127
Retained earnings	171,100	161,320
Accumulated other comprehensive income, net	4,070	832

	370,794	355,626
Less, treasury shares at cost, 2,077 shares	(37,171)	(37,171)

Total stockholders' equity	333,623	318,455

Total liabilities and stockholders' equity	$386,898	$375,493

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
(Dollars in thousands)	September 30, 2007	September 30, 2006
Operating activities
Net income	$9,780	$2,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,657	11,319
Foreign exchange loss	—	4
Provision for bad debts	27	94
Deferred income tax expense (benefit)	1,065	(689)
(Gain) loss on disposal of property, plant and equipment	(12)	12
Stock-based compensation expense	994	874
Impairment of property, plant and equipment	—	3,084
Provision for obsolete inventories	1,169	1,046
(Increase) decrease in:
Accounts receivable	2,994	(9,721)
Royalty income receivable	259	209
Inventory, prepaid expenses and other assets	(4,802)	6,586
(Decrease) increase in:
Accounts payable and accrued expenses	(4,325)	(609)
Income tax payable	5,811	(5,056)
Deferred revenue	(1,491)	(6,463)
Pension and postretirement benefits	(690)	(1,037)
Other long-term liabilities	(45)	—

Net cash provided by operating activities	23,391	2,600

Investing activities
Net purchases of investment securities	(60,465)	(117,341)
Proceeds from sales of investment securities	72,884	138,498
Purchase of businesses, net of cash acquired	(11,893)	(11,607)
Purchase of property, plant and equipment	(12,000)	(12,430)
Proceeds from disposal of property, plant and equipment	1,535	44
Payments for patent applications and other costs	(330)	(389)

Net cash used in investing activities	(10,269)	(3,225)

Financing activities
Principal payments on long-term debt	(3,479)	(3,517)
Proceeds from sale of common stock	1,052	477
Tax benefit of stock option exercises	104	—

Net cash used in financing activities	(2,323)	(3,040)

Effect of exchange rate changes on cash flows	427	(113)

Increase (decrease) in cash and cash equivalents	11,226	(3,778)
Cash and cash equivalents at beginning of period	26,124	27,606

Cash and cash equivalents at end of period	$37,350	$23,828

See notes to unaudited condensed consolidated financial statements.

Note 1—Summary of Operations and Significant Accounting Policies
(All amounts in thousands, except per share amounts, unless otherwise noted)

Nature of Business and Operations

        Albany Molecular Research, Inc. (the "Company") provides scientific services, technologies and products focused on improving the quality of life. The Company's core business consists of a fee-for-service contract services platform encompassing drug discovery, development and manufacturing and a separate, stand-alone research and development division consisting of proprietary technology investments, internal drug discovery and niche generic active pharmaceutical ingredient product development. With locations in the U.S., Europe, and Asia, the Company provides customers with a range of services and cost models.

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Contract Revenue Recognition

        The Company's contract revenue consists primarily of fees earned under contracts with third-party customers and reimbursed expenses under such contracts. The Company also seeks to include provisions in certain contracts which contain a combination of up-front licensing fees, milestone and royalty payments should the Company's proprietary technology and expertise lead to the discovery of new products that reach the market. Reimbursed expenses consist of chemicals and other project specific costs. Generally, the Company's contracts may be terminated by the customer upon 30 days' to one year's prior notice, depending on the size of the contract. The Company analyzes its agreements to determine whether the elements can be separated and accounted for individually or as a single unit of accounting in accordance with EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables," and SAB 104, "Revenue Recognition". Allocation of revenue to individual elements which qualify for separate accounting is based on the estimated fair value of the respective elements.

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

        These contracts involve the Company's scientists providing services on a "best efforts" basis on a project which may involve a research component with a timeframe or outcome that has some level of unpredictability. There are no fixed deliverables that must be met for payment as part of these services. As such, the Company recognizes revenue under FTE contracts on a monthly basis as services are performed according to the terms of the contract.

        Time and Materials.    Under a time and materials contract the Company charges customers an hourly rate plus reimbursement for chemicals and other project specific costs. The Company recognizes revenue for time and material contracts based on the number of hours devoted to the project multiplied by the customer's billing rate plus other project specific costs incurred.

        Fixed-Fee.    Under a fixed-fee contract the Company charges a fixed agreed upon amount for a deliverable. Fixed-fee contracts have fixed deliverables upon completion of the project. Typically, the Company recognizes revenue for fixed-fee contracts after projects are completed, delivery is made and title transfers to the customer and collection is reasonably assured. In certain instances, the Company's customers request that the Company retain materials produced upon completion of the project due to the fact that the customer does not have a qualified facility to store those materials. In these instances, the revenue recognition process is considered complete when project documents (batch records, Certificates of Analysis, etc.) have been delivered to the customer and payment has been collected.

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

        Recurring Royalty Revenue Recognition.    Recurring royalties consist of royalties under a license agreement with Sanofi-Aventis based on the worldwide sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere, as well as on sales of Sanofi-Aventis' authorized generics. The Company records royalty revenue in the period in which the sales of Allegra/Telfast occur, because we can reasonably estimate such royalties. Royalty payments from Sanofi-Aventis are due within 45 days after each calendar quarter and are determined based on sales of Allegra/Telfast in that quarter.

Long-lived Assets

        In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), the Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable.

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

Goodwill

        In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), the Company performs an annual assessment of the carrying value of goodwill for potential impairment (or on an interim basis if certain triggering events occur). A determination of impairment is made based upon the estimated discounted future cash flows of the operations associated with the related reporting unit. If goodwill is determined to be impaired in the future the Company would be required to record a charge to its results of operations. Factors the Company considers important which could result in an impairment include the following:

  •
  significant underperformance relative to historical or projected future operating results;

  •
  significant changes in the manner of our use of the acquired assets or the strategy for overall business;

  •
  significant negative industry or economic trends; and

  •
  market capitalization relative to net book value.

        The Company is in the process of performing the annual goodwill assessment for its reporting units. If management's expectations of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of the Company's reporting units could change significantly. Such a change could result in goodwill impairment charges in future periods, which could have a significant impact on the Company's consolidated financial statements. Total goodwill recorded on the Company's unaudited condensed consolidated balance sheet at September 30, 2007 was $43,044 including $23,060 of goodwill associated with the Company's acquisition of AMRI Rensselaer (formerly known as Organichem, Inc.), $11,183 of goodwill associated with the Company's acquisition of ComGenex Kutato-Fejleszto Rt, and $6,115 of goodwill associated with the Company's acquisition of certain assets of Ariane Orgachem Pvt. Ltd. in Aurangabad, India, and Ferico Laboratories Ltd. located in Navi Mumbai, India ("AMRI India").

Stock Compensation

        Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123 (R)"), which amended SFAS No. 123 and superseded APB No. 25 in establishing standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, as well as transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on the fair value of the share-based payment. This Statement establishes fair value as the measurement objective in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. As allowed under SFAS No. 123 (R), the Company elected the modified prospective method of adoption, under which compensation cost is recognized in the financial statements beginning with the effective date of SFAS No. 123 (R) for all share-based payments granted after that date, and for all unvested awards granted prior to the effective date of SFAS No. 123 (R). Accordingly, prior period amounts were not restated.

Note 2—Business Combination

        On June 29, 2007, the Company, through a wholly-owned subsidiary, acquired certain assets of AMRI India.

        The aggregate purchase price of $11,893 included cash payments totaling $11,073 and capitalized costs related to the acquisition, primarily professional fees, of $820.

        The following table summarizes the preliminary allocation of the purchase price to the estimated fair value of the net assets acquired. The allocation will be adjusted upon the final determination of the purchase price and the completion of the Company's valuation of the acquired assets and liabilities of AMRI India.

June 29, 2007
Assets Acquired
Accounts receivable, net	$13
Inventory	961
Prepaid expenses and other current assets	241
Property and equipment, net	4,929
Goodwill	5,990

Total assets acquired	$12,134

Liabilities Assumed
Accounts payable and accrued expenses	$241

Total liabilities assumed	$241

Net assets acquired	$11,893

        Pro forma financial information for the nine month period ended September 30, 2007, as if the AMRI India acquisition had been completed as of January 1, 2007, has been excluded due to the immateriality of the operating results of AMRI India in relation to the Company's consolidated operating results as a whole.

        On February 28, 2006, the Company, through a wholly-owned subsidiary, acquired all of the outstanding shares of ComGenex Kutato-Fejleszto Rt. ("ComGenex"), a privately held drug discovery service company located in Budapest, Hungary.

        The aggregate purchase price of $11,930 included cash payments totaling $11,160 and capitalized costs related to the acquisition, primarily professional fees, of $770.

        The following table summarizes the final allocation of the purchase price to the estimated fair value of the net assets acquired. Based on final determination of the purchase price and the completion of the Company's valuation of the acquired assets and liabilities of ComGenex, there have been certain reclasses from the purchase price allocation disclosed in the Company's Form 10-K for the period ended December 31, 2006.

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

        Pro forma financial information for the nine month period ended September 30, 2006 as if the ComGenex acquisition had been completed as of January 1, 2006 has been excluded due to the immateriality of the operating results of ComGenex in relation to the Company's consolidated operating results as a whole.

Note 3—Earnings Per Share

        The shares used in the computation of the Company's basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)
	2007	2006	2007	2006
Weighted average common shares outstanding	32,369	32,185	32,318	32,160
Dilutive effect of stock options	116	157	96	172
Dilutive effect of restricted stock	228	79	175	74

Weighted average common shares outstanding	32,713	32,421	32,589	32,406

        The Company has excluded certain outstanding stock options from the calculation of diluted earnings per share for the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006 because the exercise price was greater than the average market price of the Company's common shares during that period, and as such, these options would be anti-dilutive. The weighted average number of anti-dilutive options and restricted shares outstanding (before the effects of the treasury stock method) was 1,604 and 2,050 for the three months ended September 30, 2007 and 2006, respectively and 1,915 and 1,964 for the nine months ended

September 30, 2007 and 2006, respectively. These amounts are not included in the calculation of weighted average common shares outstanding.

Note 4—Inventory

        Inventory consisted of the following at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Raw materials	$4,213	$7,525
Work in process	2,333	1,914
Finished goods	18,098	12,858
Libraries, net of accumulated amortization	146	347

Total	$24,790	$22,644

Note 5—Restructuring

Large Scale Manufacturing Facility

        On November 9, 2006, the Company announced plans to initiate a restructuring of the Company's LSM business segment. Consistent with the Company's continued strategy of realigning its LSM segment toward a greater focus on manufacturing clinical trial materials with strong commercial potential, the goals of the restructuring plan are to strengthen the Company's competitiveness in this area and reduce operating costs by eliminating overlap in business processes, organization and project process flow, as well as leveraging existing resources and assets. The restructuring plan included a reduction of workforce in this segment by approximately 40 employees, or approximately 15%, as well as reductions of non-essential operating expenses, raw material costs and future capital expenditure activities. The Company has estimated that total LSM costs will be reduced by $5,000 annually as a result of this restructuring. The Company recorded a restructuring charge of approximately $2,400 in the fourth quarter of 2006, including a non-cash asset disposal charge of approximately $1,600, and other charges of approximately $800 consisting primarily of termination benefits. The Company recorded additional restructuring charges of $285 in the first nine months of 2007, consisting of termination benefits.

        The large scale restructuring costs are included under the caption restructuring charge in the consolidated statements of operations during 2007 and 2006 and the restructuring liabilities are included in accounts payable and accrued expenses on the consolidated balance sheets at September 30, 2007 and December 31, 2006.

        The following table displays the restructuring activity and liability balances:

	Balance at January 1, 2007	Charges	Incurred Amounts	Balance at September 30, 2007
	(in 000's)
Termination benefits	$682	285	(687)	$280
Asset disposal costs	382	—	(382)	—

Total	$1,064	$285	$(1,069)	$280

        Termination benefits relate to severance packages, outplacement services and career counseling for employees affected by the restructuring. Asset disposal costs relate primarily to the carrying value of underutilized assets that were identified for disposal in conjunction with the restructuring plan.

        The large scale manufacturing restructuring activity was recorded in the LSM operating segment. The net cash outflow related to the large scale manufacturing restructuring for the nine months ended September 30, 2007 was $687. Anticipated cash outflows related to the large scale manufacturing restructuring are $280, which primarily consists of the payment of termination benefits.

Mt. Prospect Research Center

        On May 4, 2004 the Company announced its plan to consolidate operations by relocating its Mt. Prospect facility operations to its facilities in New York. The Company's proprietary biocatalysis technology platform, drug metabolism screening, research fermentation and chemical development technologies in Mt. Prospect have been relocated to New York and continue to be fully integrated with the Company's drug discovery and development technologies. The restructuring resulted in the closure of the Mt. Prospect Research Center in the fourth quarter of 2004. The consolidation was initiated as a result of a lack of anticipated growth in the Company's chemical development services at the facility.

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

        At December 31, 2006, the Company had recorded restructuring liabilities totaling $190 related to asset disposal costs, including brokerage commissions, legal fees, and marketing expenses associated with the planned sale of the Mt. Prospect Research Center facility. The following table displays the restructuring activity and liability balances:

	Balance at January 1, 2007	Adjustments	Payments	Balance at September 30, 2007
Asset disposal costs	$190	(6)	(184)	—

Note 6—Goodwill and Intangible Assets

        The carrying amounts of goodwill, by the Company's Discovery/Development/Small Scale Manufacturing ("DDS") and Large Scale Manufacturing ("LSM") operating segments, as of September 30, 2007 and December 31, 2006 are as follows:

	DDS	LSM	Total
September 30, 2007	$13,869	$29,175	$43,044
December 31, 2006	$12,751	$23,060	$35,811

        The increase in goodwill within the LSM segment from December 31, 2006 to September 30, 2007 is related to the acquisition of AMRI India described in Note 2, as well as the impact of foreign currency translation. The increase in goodwill within the DDS segment from December 31, 2006 to September 30, 2007 is related to the impact of foreign currency translation, partially offset by final valuation adjustments for the Company's acquisition of ComGenex described in Note 2.

        The components of intangible assets are as follows:

	Cost	Accumulated Amortization	Net	Amortization Period
September 30, 2007
Patents and Licensing Rights	$2,815	$(953)	$1,862	2–16 years
Other	969	(547)	422	18–24 months

Total	$3,784	$(1,500)	$2,284

December 31, 2006
Patents and Licensing Rights	$2,492	$(727)	$1,765	2–16 years
Other	629	(293)	336	18–24 months

Total	$3,121	$(1,020)	$2,101

        Amortization expense related to intangible assets was $156 and $96 for the three months ended September 30, 2007 and 2006, respectively and $479 and $260 for the nine months ended September 30, 2007 and 2006, respectively.

        The following chart represents estimated future annual amortization expense related to intangible assets:

Year ending December 31,
2007 (remaining)	$182
2008	504
2009	208
2010	144
2011	144
Thereafter	1,102

Note 7—Defined Benefit and Postretirement Welfare Plan

        AMRI Rensselaer previously provided retirement benefits under two non-contributory defined benefit plans and a non-contributory, unfunded post-retirement welfare plan. Future benefits under the defined benefit plans and for salaried participants in the post-retirement welfare plan have been frozen.

Components of Net Periodic Benefit Cost

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$—	$—	$11	$18	$—	$—	$34	$54
Interest cost	305	298	9	8	915	895	27	23
Expected return on plan assets	(371)	(337)	—	—	(1,114)	(1,012)	—	—
Amortization of prior service cost	—	—	—	—	—	—	1	—
Recognized net loss	—	14	2	2	—	40	5	7

Net periodic benefit (income) cost	$(66)	$(25)	$22	$28	$(199)	$(77)	$67	$84

Recognized in Accumulated Other Comprehensive Income ("AOCI"):
Prior service cost	—		—		—		—
Net actuarial loss	—		2		—		5

Total recognized in AOCI, pre-tax	$—		$2		$—		$5

Employer Contributions

        The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2006 that it expected to contribute $639 to its pension plan in 2007. Based on revised actuarial assumptions, the Company expects total contributions for 2007 to be $549. As of September 30, 2007, $549 in contributions have been made. The Company does not anticipate making any additional contributions during 2007.

Note 8—Share-Based Payments

        During the three months ended September 30, 2007 and 2006, the Company recognized total share based compensation cost, net of tax, of $270 and $268, respectively. During the nine months ended September 30, 2007 and 2006, the Company recognized total share based compensation cost, net of tax, of $749 and $665, respectively.

        The Company grants share-based payments, including restricted shares, under its 1998 Stock Option and Incentive Plan, as well as its 1998 Employee Stock Purchase Plan.

1998 Stock Option and Incentive Plan

Restricted Stock

        A summary of unvested restricted stock activity as of September 30, 2007 and changes during the nine months then ended is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2006	419	$9.40
Granted	178	$9.90
Vested	—	$—
Forfeited	(66)	$9.10

Outstanding, September 30, 2007	531	$9.61

        The weighted average fair value of restricted shares granted during the nine months ended September 30, 2007 and 2006 were $9.90 and $10.15, respectively. As of September 30, 2007, there was $3,606 of total unrecognized compensation cost related to non-vested restricted shares. That cost is expected to be recognized over a weighted-average period of 3.48 years. No restricted shares vested during the nine months ended September 30, 2007.

Stock Options

        The fair value of each stock option award is estimated at the date of grant using the Black-Scholes valuation model based on the following assumptions:

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
Expected life in years	5	5
Interest rate	4.69%	4.99%
Volatility	38%	42%
Dividend yield	—	—

        A summary of stock option activity under the Company's stock option plan as of September 30, 2007 and changes during the nine month period then ended is presented below:

	Number of Shares	Weighted Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2007	2,171	$20.12
Granted	98	11.26
Exercised	(125)	5.82
Forfeited	(148)	18.65
Expired	(2)	1.53

Outstanding, September 30, 2007	1,994	20.74	4.8	$2,349

Options exercisable, September 30, 2007	1,785	$21.86	4.4	$1,521

        As of September 30, 2007 there was $853 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.11 years.

Employee Stock Purchase Plan

        During the nine months ended September 30, 2007 and 2006, 37 and 40 shares, respectively, were issued under the Employee Stock Purchase Plan. During the nine months ended September 30, 2007 and 2006, cash received from stock option exercises and employee stock purchase plan purchases was $1,052 and $477, respectively. The actual tax benefit realized for the tax deductions from stock option exercises was $104 and $0 during the nine months ended September 30, 2007 and 2006, respectively.

Note 9—Operating Segment Data

        The Company has organized its sales, marketing and production activities into the Discovery/Development/Small Scale Manufacturing ("DDS") and Large Scale Manufacturing ("LSM") segments based on the criteria set forth in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company's management relies on an internal management accounting system to report results of the segments. The system includes revenue and cost information by segment. The Company's management makes financial decisions and allocates resources based on the information it receives from this internal system.

        DDS includes activities such as drug lead discovery, optimization, drug development and small scale commercial manufacturing. LSM includes pilot to commercial scale manufacturing of active pharmaceutical ingredients and intermediates and high potency and controlled substance manufacturing, all of which are in compliance with the Food and Drug Administration's ("FDA") current Good Manufacturing Practices. Corporate activities include business development and administrative functions, as well as research and development costs that have not been allocated to the operating segments.

        The following table contains earnings data by operating segment, reconciled to totals included in the unaudited condensed consolidated financial statements:

	Contract Revenue	Milestone & Recurring Royalty Revenue	Operating Income (Loss)	Depreciation and Amortization
For the three months ended September 30, 2007
DDS	$23,633	$5,986	$12,420	$2,556
LSM	17,938	—	1,134	1,753
Corporate	—	—	(11,417)	—

Total	$41,571	$5,986	$2,137	$4,309

For the three months ended September 30, 2006
DDS	$19,683	$6,333	$11,493	$2,310
LSM	18,224	—	(18)	1,509
Corporate	—	—	(10,695)	—

Total	$37,907	$6,333	$780	$3,819

For the nine months ended September 30, 2007
DDS	$64,138	$22,470	$38,107	$7,669
LSM	58,600	80	8,670	4,988
Corporate	—	—	(34,176)	—

Total	$122,738	$22,550	$12,601	$12,657

For the nine months ended September 30, 2006
DDS	$54,240	$20,711	$30,238	$6,792
LSM	58,238	—	1,952	4,527
Corporate	—	—	(30,584)	—

Total	$112,478	$20,711	$1,606	$11,319

        The following table summarizes other information by segment as of or for the nine months ended September 30, 2007:

	As of September 30, 2007
(in thousands)
	DDS	LSM	Total
Total assets	$235,591	$151,307	$386,898
Goodwill included in total assets	13,869	29,175	43,044
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	9,318	2,682	12,000

        The following table summarizes other information by segment as of or for the nine months ended September 30, 2006:

	As of September 30, 2006
(in thousands)
	DDS	LSM	Total
Total assets	$236,780	$131,961	$368,741
Goodwill included in total assets	13,252	23,060	36,312
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	8,231	4,199	12,430

Note 10—Financial Information by Customer Concentration and Geographic Area

        Total contract revenue from DDS's three largest customers represented approximately 9%, 8% and 4% of DDS's total contract revenue for the three months ended September 30, 2007, and 11%, 7% and 6% of DDS's total contract revenue for the three months ended September 30, 2006. Total contract revenue from DDS's three largest customers represented approximately 9%, 9% and 5% of DDS's total contract revenue for the nine months ended September 30, 2007 and 12%, 8% and 6% for the nine months ended September 30, 2006. Total contract revenue from LSM's largest customer, GE Healthcare (GE), represented 35% and 40% of LSM's total contract revenue for the three months ended September 30, 2007 and 2006, respectively. Total contract revenue from GE represented 40% and 48% of LSM's total contract revenue for the nine months ended September 30, 2007 and 2006, respectively. GE accounted for approximately 19% and 25% of the Company's total contract revenue for the nine months ended September 30, 2007 and 2006, respectively.

        The Company's total contract revenue for the three and nine months ended September 30, 2007 and 2006 was recognized from customers in the following geographic regions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
United States	70%	66%	69%	65%
Europe	25	30	26	33
Other	5	4	5	2

Total	100%	100%	100%	100%

Note 11—Comprehensive Income

        The following table presents the components of the Company's comprehensive income for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)
	2007	2006	2007	2006
Net income	$1,980	$1,406	$9,780	$2,947
Other comprehensive income (loss):
Change in unrealized gain on available-for-sale securities, net of taxes	37	104	66	138
Change in unrealized loss on interest rate swap, net of taxes	(26)	(57)	(71)	(40)
Foreign currency translation gain (loss)	2,660	18	3,238	(113)
Net actuarial loss of pension and postretirement benefits	2	—	5	—

Total comprehensive income	$4,653	$1,471	$13,018	$2,932

Note 12—Legal Proceedings

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

        AMR Technology, a subsidiary of the Company, along with Aventis Pharmaceuticals Inc., the U.S. pharmaceutical business of Sanofi-Aventis S.A., are involved in legal proceedings with several companies seeking to market or which are currently marketing generic versions of Allegra. Beginning in 2001, Barr Laboratories, Inc., Impax Laboratories, Inc., Mylan Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Dr. Reddy's Laboratories, Ltd./Dr. Reddy's Laboratories, Inc., Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., and Sandoz Inc. filed Abbreviated New Drug Applications (ANDAs) with the U.S. Food and Drug Administration, or FDA, to produce and market generic versions of Allegra products.

        In response to the filings described above, beginning in 2001, Aventis Pharmaceuticals filed patent infringement lawsuits against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Dr. Reddy's Laboratories, Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., and Sandoz. Each of the lawsuits was filed in the U.S. District Court in New Jersey and alleges infringement of one or more patents owned by Aventis Pharmaceuticals. In addition, beginning on November 14, 2006, Aventis filed two patent infringement suits against Teva Pharmaceuticals USA, Barr Laboratories, Inc. and Barr Pharmaceuticals, Inc. in the Eastern District of Texas based on patents owned by Aventis. Those lawsuits have now been transferred to the U.S. District Court in New Jersey.

        Further, beginning on March 5, 2004, AMR Technology, along with Aventis Pharmaceuticals, filed suit in the U.S. District Court in New Jersey against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Dr. Reddy's Laboratories, Amino Chemicals, Ltd., Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., DiPharma S.P.A., DiPharma Francis s.r.l., and Sandoz, asserting infringement of two of our U.S. patents that are exclusively licensed to Aventis Pharmaceuticals relating to Allegra and Allegra-D products. On December 11, 2006, AMR Technology and Sanofi-Aventis U.S. LLC, an affiliate of Aventis Pharmaceuticals, also filed a patent infringement lawsuit in the Republic of Italy against DiPharma Francis s.r.l. and DiPharma S.P.A. based on European Patent No. 703,902 which is owned by AMR Technology and licensed to Sanofi-Aventis U.S. LLC. In addition, on December 22, 2006, AMR Technology filed a patent infringement lawsuit in Canada against Novopharm Ltd., Teva Pharmaceutical Industries Ltd., Teva Pharmaceuticals USA, Inc., DiPharma S.P.A. and DiPharma s.r.l. based on Canadian Patent No. 2,181,089. On March 20, 2007, AMR Technology filed a patent infringement lawsuit in Australia against Alphapharm Pty Ltd based on Australian Patent No. 699,799. On September 28, 2007, AMR Technology filed a patent infringement lawsuit in Australia against Arrow Pharmaceuticals Pty Ltd, Chemists' Own Pty Ltd, and Sigma Pharmaceuticals Limited based on Australian Patent No. 699,799.

        Aventis Pharmaceuticals and AMR Technology have entered into covenants not to sue on U.S. Patent No. 5,578,610 with defendants other than Novopharm, DiPharma S.P.A., DiPharma Francis s.r.l., Alphapharm, Arrow Pharmaceuticals Pty Ltd, Chemists' Own Pty Ltd, and Sigma Pharmaceuticals Limited. Aventis Pharmaceuticals exclusively licenses U.S. Patent No. 5,578,610 from us, but that patent has not been asserted in the litigations in the U.S. However, we and Aventis Pharmaceuticals have agreed that Aventis Pharmaceuticals will continue to pay royalties to us based on that patent under our original license agreement with Aventis Pharmaceuticals. Under our arrangements with Aventis Pharmaceuticals, we will receive royalties until expiration of the underlying patents (2013 for U.S. Patent No. 5,578,610 and 2015 for U.S. Patent No. 5,750,703) unless the patents are earlier determined to be invalid.

        Under applicable federal law, marketing of an FDA-approved generic version of Allegra may not commence until the earlier of a decision favorable to the generic challenger in the patent litigation or 30 months after the date the patent infringement lawsuit was filed. In general, the first generic filer is entitled to a 180-day marketing exclusivity period upon FDA approval.

        On September 6, 2005, Barr Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. announced that they have entered into an agreement for the launch of Fexofenadine Hydrochloride 30 mg, 60 mg and 180 mg tablets, the generic version of Allegra tablets in the United States. The launch of the generic product is considered an "at-risk" launch due to the on-going litigation. This generic launch has had a material adverse impact on U.S. sales of Allegra by Sanofi-Aventis since the fourth quarter of 2005 and in turn, the royalties earned by the Company on those sales. The launch has not had a material impact on non-U.S. sales of Allegra to date.

        On September 20, 2005, AMR Technology, along with Aventis Pharmaceuticals, filed a Motion for Preliminary Injunction in the U.S. District Court in New Jersey seeking to enjoin Barr Pharmaceuticals, Inc., Teva Pharmaceuticals Ltd., Ranbaxy Laboratories, Ltd. and Amino Chemicals, Ltd. from the sale of generic versions of Allegra in the United States. On January 30, 2006, the U.S. District Court denied the request by AMR Technology and Aventis Pharmaceuticals for a preliminary injunction. An appeal of that decision was taken to the U.S. Court of Appeals for the Federal Circuit and, on November 8, 2006, the appellate court affirmed the District Court's denial of a preliminary injunction. The Federal Circuit's decisions on the preliminary injunction application is not dispositive of the merits of the claims being asserted as described above.

        Subsequent to the preliminary injunction proceeding in the District Court, Dr. Reddy's Laboratories has engaged in an at-risk launch of generic fexofenadine products.

        Should the Company be unsuccessful in defending these patents, the Company would continue to experience a material decrease in operating cash flows and a material adverse effect on our results of operations and financial condition.

Note 13—Income Taxes

        Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 provides guidance on the accounting for uncertainty in income tax reporting, and prescribes a methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. The adoption of this new standard did not have a material impact on the Company's financial statements. The Company had unrecognized tax benefits (reserves) of $4.0 million at January 1, 2007, of which $0.8 million related to accrued interest and penalties. In 2007, the majority of these unrecognized tax benefits are classified as income taxes payable in the condensed consolidated balance sheet. If recognized, the portion of liabilities for unrecognized tax benefits that would decrease the Company's provision for income taxes and increase net income is $2.8 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of certain deferred tax assets and the federal tax benefit of state income tax items.

        As of September 30, 2007, the Company accrued an additional $0.1 million of reserves based on current year tax positions and an additional $0.2 million of interest related to its uncertain tax positions, which is recorded as a component of the Company's provision for income taxes in the condensed consolidated statement of operations. The Company also had a settlement through payment of a previously unrecognized benefit of $0.5 million in the second quarter. At September 30, 2007, the Company had unrecognized tax benefits of $4.3 million.

        The Company files Federal income tax returns, as well as multiple state and foreign jurisdiction tax returns. The Company's federal income tax returns have been examined by the Internal Revenue Service through the year ended December 31, 2004. All significant state and foreign matters have been concluded for years through 1999. There are tax examinations that are currently underway. The completion of certain of these tax examinations is anticipated within the next year. Based on the current status of these examinations, management of the Company believes that the reserves associated with tax positions under examination are adequate. However, the Company does not believe it is reasonably possible to estimate the potential change in its unrecognized tax benefit that will result from the completion of these examinations.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        The following discussion of our results of operations and financial condition should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the Notes thereto included within this report. This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by forward-looking words such as "may," "could," "should," "would," "will," "intend," "expect," "anticipate," "believe," and "continue" or similar words and include, but are not limited to, statements concerning the Mount Prospect Research Center, pension and postretirement benefit costs, GE Healthcare, the Company's collaboration with BMS, the acquisition of ComGenex, future acquisitions, earnings, contract revenues, costs and margins, royalty revenues, patent protection and the ongoing Allegra patent infringement litigation, Allegra royalty revenue, government regulation, retention and recruitment of employees, customer spending and business trends, foreign operations (including Singapore, India and Hungary), the effect of the purchase of assets from Ariane Orgachem Private Limited and Ferico Laboratories Limited ("AMRI India"), including increasing options and solutions for customers, business growth and the expansion of the Company's global market, clinical supply manufacturing, management's strategic plans, the Company's targeted workforce reduction and the timing of the forecasted savings from the implementation of large scale manufacturing restructuring, the expectation of improved profitability of large scale manufacturing, the goal of submitting an Investigational New Drug Application to the FDA in late 2007 or early 2008, drug discovery, product commercialization, license arrangements, research and development projects and expenses, selling, general and administrative expenses, goodwill impairment, competition and tax rates. The Company's actual results may differ materially from such forward-looking statements as a result of numerous factors, some of which the Company may not be able to predict and may not be within the Company's control. Factors that could cause such differences include, but are not limited to, those discussed in Part I, Item 1A, "Risk Factors", of the Company's Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on March 15, 2007 and in Part II Item 1A, "Risk Factors," in this Form 10-Q. All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future. References to "we," "us," and "our," refer to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole.

Strategy and Overview

        We provide scientific services, technologies and products focused on improving the quality of life while delivering excellence, value and maximum return. Our core business consists of contract drug discovery, chemistry, and manufacturing services. We continue to execute our long-term strategy to develop and grow a fully integrated global platform from which we can provide these services, including our most recent purchase of Large-Scale Manufacturing sites in AMRI India in June 2007 and the completion of the expansion of our research and development facilities in Hyderabad, India in September 2007. With this newest acquisition, we have been able to globalize our manufacturing operations, which offers us the flexibility to produce raw materials and process intermediates to support our domestic large scale manufacturing facility. In addition, we believe that this will allow us to provide our customers with increasing options and solutions, provide business opportunities for growth and expand our global market.

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

        In addition to our contract services, we also have a separate, stand-alone research and development division comprising proprietary technologies, internal drug discovery and bundled capabilities designed for more collaborative relationships. We conduct proprietary research and development to discover new therapeutically active lead compounds with commercial potential. We anticipate that we would then license these compounds to third parties in return for up-front and service fees, and milestone payments as well as recurring royalty payments if these compounds are developed into new commercial drugs. Our proprietary research and development activities previously led to the development, patenting and 1995 licensing of a substantially pure form of, and a manufacturing process for, the active ingredient in the non-sedating antihistamine fexofenadine HCl marketed by Sanofi-Aventis S.A. as Allegra in the Americas and as Telfast elsewhere. Further, in October 2005, we licensed the worldwide rights to develop and commercialize potential products from our amine neurotransmitter reuptake inhibitors identified in one of our proprietary research programs to Bristol- Myers Squibb Company ("BMS"). In October 2006, we announced the selection of a compound from our proprietary oncology research program for advanced preclinical testing, with the goal of submitting an Investigational New Drug Application ("IND") with the U.S. Food and Drug Administration ("FDA") in late 2007 or early 2008. We also continue to utilize our proprietary technologies to further advance other early to middle stage internal research programs in the fields of oncology, immunosuppresion, bacterial infection and other diseases, with a view to seeking a licensing partner for these programs at an appropriate research or developmental stage.

        Our total revenue for the quarter ended September 30, 2007 was $47.6 million, as compared to $44.2 million for the quarter ended September 30, 2006.

        Contract services revenue for the third quarter of 2007 was $41.6 million, compared to $37.9 million in the third quarter of 2006. Discovery, development, and small scale manufacturing ("DDS") revenues increased $3.9 million from the quarter ended September 30, 2006 due to increased demand for these services in the U.S. Large scale manufacturing revenue decreased by $0.3 million primarily due to a decrease in commercial sales of $2.4 million and a $0.5 million decrease in sales of commercial products to GE due to timing of customer requirements offset by an increase in revenue from the production of clinical supply materials for use in advance stage human trials of $1.7 million and an increase from incremental revenue from the AMRI India acquisition in June 2007. We currently expect the overall trend of slightly increased demand for clinical supply materials to continue for the remainder of 2007.

        Recurring royalty revenues, which are based on the worldwide sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere, as well as on sales of Sanofi-Aventis' authorized generics, were slightly lower than in the quarter ended September 30, 2006.

        Consolidated gross margin was 19.6% for the quarter ended September 30, 2007 compared to 15.2% for the quarter ended September 30, 2006. Gross margin at the DDS operating segment increased slightly to 29.8% in the third quarter of 2007 from 29.4% for the same period in 2006, primarily resulting from an improvement in domestic gross margin due to an increase in contract revenues in relation to the fixed cost components of the DDS segment, offset by underutilized capacity at some of our international locations during the quarter ended September 30, 2007. Gross margin at the LSM operating segment was 6.3% in the third quarter of 2007, compared with a gross margin of (0.1%) in the third quarter of 2006. The increase in gross margin from the third quarter of 2006 is due primarily to process efficiencies, as well as operating cost savings resulting from the November 2006 restructuring of this segment, offset in part by a decrease in margin resulting from a decrease in commercial sales, which generally yield a higher margin, along with start up costs associated with our acquisition of AMRI India.

        During the nine months ended September 30, 2007, cash flow from operations was $23.4 million. The increase of $20.8 million in cash flow from operations from the nine months ended September 30, 2006 resulted primarily from higher revenues in the first nine months of 2007, along with a decrease in accounts receivable due to timing of cash collections and an increase in income taxes payable due to timing of tax payments, including a $2.8 million income tax payment in the first quarter of 2006 related to the receipt of the $8.0 million licensing fee from BMS. We spent $11.9 million on our acquisition of AMRI India and $12.0 million in capital on our facilities and equipment, primarily on the construction on a new research center in India, continued rollout of our Enterprise Resource Planning ("ERP") system at our international locations and the modernization of our Large-Scale Manufacturing suites. In addition, we spent $3.5 million in principal payments on our outstanding debt balances. As of September 30, 2007, we had $105.9 million in cash, cash equivalents and investments and $15.1 million in bank and other related debt.

Results of Operations—Three Months and Nine months ended September 30, 2007 Compared to Three Months and Nine Months Ended September 30, 2006

Revenues

Total contract revenue

        Contract revenue consists primarily of fees earned under contracts with our third party customers. Our contract revenues for each of our DDS and LSM segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)
	2007	2006	2007	2006
DDS	$23,633	$19,683	$64,138	$54,240
LSM	17,938	18,224	58,600	58,238

Total	$41,571	$37,907	$122,738	$112,478

        DDS contract revenues for the quarter ended September 30, 2007, increased $3.9 million to $23.6 million as compared to $19.7 million for the same quarter in the prior year. The increase is due primarily to an increase in contract revenue from development and small-scale manufacturing services of $3.5 million as customers continue to focus on development-stage projects. In addition, discovery services revenue increased $0.4 million due to increased demand for these services, as our ability to offer various combinations of services and cost structures at our U.S locations continues to gain acceptance in the worldwide marketplace. We currently expect the overall growth trends in DDS contract revenues noted above to continue through the remainder of 2007.

        Large scale manufacturing revenue for the quarter ended September 30, 2007 decreased by $0.3 million, due primarily to a decrease in commercial sales of $2.4 million and a decrease in sales of commercial products to GE due to timing of customer requirements of $0.5 million, offset in part by an increase in revenue from the production of clinical supply materials for use in advance stage human trials of $1.7 million. The decrease was additionally offset by incremental revenue from our AMRI India acquisition in June 2007.

        For the nine months ended September 30, 2007, DDS contract revenue has increased $9.9 million from the nine months ended September 30, 2006. The increase is due primarily to an increase in contract revenue from development and small-scale manufacturing services of $7.2 million as customers continue to focus on development-stage projects. In addition, discovery services revenue increased $2.7 million due to increased demand for these services, as our ability to offer various combinations of services and cost structures at our U.S. and international locations continues to gain acceptance in the worldwide marketplace.

        LSM contract revenues for the nine months ended September 30, 2007 increased $0.4 million from the nine months ended September 30, 2006. This increase is primarily due to increased commercial sales of $3.4 million and incremental revenues from our Large scale India acquisition in June 2007, offset by a $2.9 million decrease in sales of commercial products to GE due to the timing of customer requirements, along with a decrease in revenue from the production of clinical supply materials for use in advance stage human trials of $1.0 million. We currently expect total revenue from GE for our LSM segment for 2007 to slightly decrease from revenue from GE in 2006, and we currently expect a slight overall annual increase in demand for clinical supply materials from 2006.

Recurring royalty revenue

        We earn royalties under our licensing agreement with Sanofi-Aventis S.A. for the active ingredient in Allegra. Royalties were as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2007	2006	2007	2006
(in thousands)
$5,986	$6,333	$20,970	$20,711

        Recurring royalties, which are based on the worldwide sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere, as well as on sales of Sanofi-Aventis' authorized generics, slightly increased for the quarter ended September 30, 2007 from the quarter ended September 30, 2006.

        The recurring royalties we receive on the sales of Allegra/Telfast have historically provided a material portion of our revenues, earnings, and operating cash flows. During 2006, we experienced a decrease in revenues, earnings, and operating cash flows from historical levels due to the impact of the at-risk launch of generic fexofenadine by Barr Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. on U.S. sales of Allegra by Sanofi-Aventis. We currently expect royalty revenues for the remainder of 2007 to remain flat with amounts recognized in 2006. We continue to develop our business in an effort to supplement the revenues, earnings and operating cash flows that have historically been provided by Allegra/Telfast royalties. We continue to forcefully and vigorously defend our intellectual property related to Allegra, and we continue to pursue our intellectual property rights as patent infringement litigation progresses. However, should we or Aventis be unsuccessful in defending these patents we would continue to experience a material decrease from historic royalty revenues. Furthermore, an at-risk launch of a generic version of Allegra-D by a generic competitor could result in further material decreases in royalty revenues.

Milestone revenue

        Milestone revenue is earned for achieving certain milestones included in licensing and research agreements with certain customers. Milestone revenues were as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2007	2006	2007	2006
(in thousands)
$—	$—	$1,580	$—

        Milestone revenue increased for the nine months ended September 30, 2007 as compared with the nine months ended September 30, 2006. This increase is primarily due to a milestone payment of $1.5 million in conjunction with the Company's license and research agreement with BMS. This milestone payment was triggered by a compound, which is being developed under the agreement, proceeding into pre-clinical development.

Costs and Expenses

Cost of contract revenue

        Our cost of contract revenue consists primarily of compensation and associated fringe benefits for employees, as well as chemicals, depreciation and other indirect project related costs. Cost of contract revenue for our DDS and LSM segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment
	2007	2006	2007	2006
(in thousands)
DDS	$16,600	$13,890	$46,375	$39,478
LSM	16,804	18,242	49,719	56,286

Total	$33,404	$32,132	$96,094	$95,764

DDS Gross Margin	29.8%	29.4%	27.7%	27.2%

LSM Gross Margin	6.3%	(0.1)%	15.2%	3.4%

Total Gross Margin	19.6%	15.2%	21.7%	14.9%

        DDS had a contract revenue gross margin of 29.8% for the three months ended September 30, 2007 compared to contract revenue gross margin of 29.4% for the same period in 2006 and contract revenue gross margin of 27.7% for the nine months ended September 30, 2007 from 27.2% for the same period in 2006. The slight increase in gross margin resulted from an increase in contract revenues in relation to the fixed cost components of the DDS segment during the three and nine months ended September 30, 2007, offset by underutilized capacity at some of our international locations. We currently expect DDS contract margins over the balance of the year to remain consistent with the margins earned for the first nine months of 2007.

        LSM's contract revenue gross margin increased to 6.3% for the three months ended September 30, 2007 compared to (0.1%) for the same period in 2006. This increase in gross margin in the third quarter of 2007 is primarily due to process efficiencies as well as the recognition of operating cost savings resulting from the November 2006 restructuring of this segment, offset in part by a decrease in margin resulting from a decrease in commercial sales, which generally yield a higher margin, along with start up costs associated with our acquisition of AMRI India. LSM's contract revenue gross margin increased to 15.2% for the nine months ended September 30, 2007 as compared to 3.4% for the same period in 2006. This increase in gross margin from 2006 is due primarily to product sales mix. Commercial sales, which generally yield a higher margin, increased in the first nine months of 2007 from the same period in 2006. Additionally, the increase is due to process efficiencies as well as the recognition of operating cost savings resulting from the November 2006 restructuring of this segment. Overall for the year, we expect contract margins to approximate margins recognized during the first quarter of 2007.

Technology incentive award

        We maintain a Technology Development Incentive Plan, the purpose of which is to stimulate and encourage novel innovative technology development by our employees. This plan allows eligible participants to share in a percentage of the net revenue earned by us relating to patented technology with respect to which the eligible participant is named as an inventor or made a significant intellectual contribution. The award is currently payable primarily to Dr. Thomas D'Ambra, the Chief Executive Officer and President of the Company. The incentive award was as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2007	2006	2007	2006
(in thousands)
$599	$633	$2,126	$2,151

        The slight decrease in technology incentive award expense for the quarter ended September 30, 2007 from the quarter ended September 30, 2006 is primarily due to the decrease in Allegra royalty revenue.

        The slight decrease in technology incentive award expense for the nine months ended September 30, 2007 from the same period in 2006 is primarily due to awards in the first quarter of 2006 paid to employees involved in the development our proprietary amine neurotransmitter reuptake inhibitors resulting from the licensing of this technology to BMS, offset in part by awards granted in relation to the milestone payment from BMS in the second quarter of 2007 and a slight increase in Allegra royalty revenue in the first nine months of 2007.

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

Three Months Ended September 30,		Nine Months Ended September 30,
2007	2006	2007	2006
(in thousands)
$3,107	$2,583	$9,225	$7,925

        The increase in R&D expense of $0.5 million from the quarter ended September 30, 2006 to $3.1 million in the quarter ended September 30, 2007 is due primarily to expenses related to the progression of one of our compounds from our proprietary oncology research program to the advanced preclinical testing phase. On October 30, 2006, we announced the selection of a compound from our proprietary oncology research program for advanced preclinical testing, with the goal of submitting an Investigational New Drug Application ("IND") with the U.S. Food and Drug Administration ("FDA") in late 2007 or early 2008. In addition, R&D expense increased due to incremental costs related to the development of active pharmaceutical ingredients to be used in the manufacturing of specialty generic drugs. We currently expect research and development expenses for the remainder of 2007 to increase from those incurred in the first three quarters of 2007 as we advance our oncology compound towards an IND submission with the FDA. Additionally, we expect increased costs associated with the continued development of specialty generics, as well as researching and developing processes to manufacture intermediates at our AMRI India facility which have historically been purchased from third parties to be used at our domestic locations.

        The increase in R&D expense during the nine months ended September 30, 2007 is due primarily to advanced preclinical testing phase expenses from our oncology research program and R&D on specialty generics, partially offset by a decrease in salaries and benefits as a result of a reallocation of resources.

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

        Selling, general and administrative expenses were as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2007	2006	2007	2006
(in thousands)
$8,310	$8,112	$24,957	$22,659

        The increase in selling, general and administrative expenses for the three months ended September 30, 2007 is primarily attributable to $0.3 million of expenses in incremental administrative costs at our AMRI India location, which was acquired in June 2007.

        The increase in selling, general, and administrative expenses for the nine months ended September 30, 2007 is primarily attributable to an increase of $0.9 million in compensation and benefits due to the addition of business development personnel worldwide and the addition of administrative support staff at our Singapore and Hyderabad, India locations. Additionally, we incurred $0.4 million in incremental administrative costs at AMRI Hungary, which was acquired in February 2006, $0.3 million in incremental administrative costs at AMRI India, which was acquired in June 2007, $0.4 million increase in professional and consulting fees, $0.4 in employee recruiting and relocation costs and $0.3 million increase in travel and entertainment. These increases were partially offset by a decrease in data processing costs associated with the implementation of our Enterprise Resource Planning ("ERP") system of $0.7 million.

        We currently expect selling, general and administrative expenses to increase from amounts recognized in the first nine months of 2007 due to the administrative costs of the AMRI India acquisition in June 2007.

Impairment and restructuring charges

Large Scale Manufacturing Facility

        On November 9, 2006, we announced plans to initiate a restructuring of our LSM business segment. Consistent with our continued strategy of realigning the LSM segment toward a greater focus on manufacturing clinical trial materials with strong commercial potential, the goals of the restructuring plan are to strengthen our competitiveness in this area and reduce operating costs by eliminating overlap in business processes, organization and project process flow, as well as leveraging existing resources and assets. The restructuring plan included a reduction of workforce in this segment by approximately 40 employees or approximately 15%, as well as reductions of non-essential operating expenses, raw material costs and future capital expenditure activities. We have estimated that total large scale costs will be reduced by $5.0 million annually as a result of this restructuring. We recorded a restructuring charge of approximately $2.4 million in the fourth quarter of 2006, including a non-cash asset disposal charge of approximately $1.6 million, and other charges of approximately $0.8 million consisting primarily of termination benefits. We recorded additional restructuring charges of $0.3 million in the first nine months of 2007, consisting of additional termination benefits.

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

Interest income, net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)
	2007	2006	2007	2006
Interest expense	$(169)	$(278)	$(595)	$(805)
Interest income	987	1,037	2,947	2,951

Interest income, net	$818	$759	$2,352	$2,146

        Net interest income increased for the three and nine months ended September 30, 2007 from the same period in 2006 due to reduced interest expense on outstanding debt as well as an increase in capitalized interest on long term construction projects.

Income tax expense

Three Months Ended September 30,		Nine Months Ended September 30,
2007	2006	2007	2006
(in thousands)
$850	$222	$5,068	$806

        The increase in tax expense for the quarter ended September 30, 2007 is due primarily to an increase in pre-tax income compared to the quarter ended September 30, 2006.

        The increase in tax expense for the nine months ended September 30, 2007 is due primarily to an increase in pre-tax income from the nine months ended September 30, 2006. Additionally, the effective tax rate increased from 21.5% for the nine months ended September 30, 2006 to 34.1% for the same period in 2007. The increase in the 2007 effective tax rate is due to the increase in pre-tax income in relation to the Company's deductible items and non-taxable earnings.

Liquidity and Capital Resources

        We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities. During the first nine months of 2007, we generated cash of

$23.4 million from operating activities. The primary sources of operating cash flows resulted primarily from higher revenues in the first nine months of 2007, along with a decrease in accounts receivable due to timing of cash collections and an increase in income taxes payable due to timing of tax payments, including a $2.8 million income tax payment in the first quarter of 2006 related to the receipt of the $8.0 million licensing fee from Bristol-Myers Squibb Company ("BMS").

        During the first nine months of 2007, we used $10.3 million in investing activities, resulting from the use of $11.9 million related to the acquisition of AMRI India, $12.4 million related to net purchases of securities and $12.0 million for the acquisition of property and equipment, partially offset by net proceeds from disposal of property and equipment of $1.5 million. During the first nine months of 2007, we used $2.3 million for financing activities, consisting of $3.5 million in long-term debt repayments, offset by $1.1 million of proceeds from our stock purchase plan and stock option exercises.

        Working capital was $148.7 million at September 30, 2007 as compared to $149.9 million as of December 31, 2006. The primary source of this decrease is the purchase of AMRI India, offset by an increase in operating cash flow. There have been no significant changes in future maturities on our long-term debt since December 31, 2006.

        We entered into a credit facility consisting of a $30.0 million term loan and a $35.0 million line of credit during 2003. The term loan matures in February, 2008. As of September 30, 2007, the interest rate on $7.9 million of the outstanding term loan balance was 4.37% and the interest rate on the remaining $3.9 million was 6.36%. The line of credit matures in June, 2010. The line of credit bears interest at a variable rate based on the Company's leverage ratio. As of September 30, 2007, the outstanding balance of the line of credit was $0. The credit facility contains certain financial covenants, including a maximum leverage ratio, a minimum required operating cash flow coverage ratio, a minimum earnings before interest and taxes to interest ratio and a minimum current ratio. Other covenants include limits on asset disposals and the payment of dividends. As of September 30, 2007 we were in compliance with all covenants under the credit facility.

        The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" under Item 7 of our 2006 Form 10-K. Excluding the repayment of $3.5 million of outstanding debt, and $0.6 million in defined benefit pension plan contributions, as described above, there have been no material changes to our contractual obligations since December 31, 2006. As of September 30, 2007, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission's Regulation S-K.

        We continue to pursue the expansion of our operations through internal growth and strategic acquisitions. Specifically, on June 29, 2007, we completed the acquisition of certain assets from AMRI India. In conjunction with that acquisition, we plan to invest approximately $15 million to expand and upgrade manufacturing capabilities at these locations over the next three years. Additionally, in September 2007, we completed the expansion of our research and development facilities in Hyderabad, India. We expect that such activities will be funded from existing cash and cash equivalents, cash flow from operations, the issuance of debt or equity securities and borrowings. Future acquisitions, if any, could be funded with cash on hand, cash from operations, borrowings under our credit facility and/or the issuance of equity or debt securities. There can be no assurance that attractive acquisition opportunities will be available to us or will be available at prices and upon such other terms that are attractive to us. We regularly evaluate potential acquisitions of other businesses, products and product lines and may hold discussions regarding such potential acquisitions. As a general rule, we will publicly announce such acquisitions only after a definitive agreement has been signed. In addition, in order to meet our long-term liquidity needs or consummate future acquisitions, we may incur additional indebtedness or issue additional equity or debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to us or at all.

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

        The recurring royalties we receive on the sales of Allegra/Telfast have historically provided a material portion of our operating cash flows. As discussed in Part II, Item 1 of this Form 10-Q, several generic manufacturers have filed ANDA applications with the FDA seeking authorization to produce and market a generic version of Allegra. We and Aventis Pharmaceuticals have filed several patent infringement suits against these generic companies alleging infringement of certain U.S. patents. On September 6, 2005, Barr Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. announced that they had entered into an agreement for the launch of Fexofenadine Hydrochloride 30 mg, 60 mg and 180 mg tablets, the generic version of Allegra tablets in the United States. The launch of the generic product is considered an "at-risk" launch due to the on-going litigation. The at-risk launch of generic fexofenadine has had a material adverse impact on U.S. sales of Allegra by Sanofi-Aventis and in turn, the royalties earned by us on those sales. On September 20, 2005, we and Aventis Pharmaceuticals filed a Motion for Preliminary Injunction in the U.S. District Court in New Jersey seeking to enjoin Barr Pharmaceuticals, Inc., Teva Pharmaceuticals Ltd., Ranbaxy Laboratories, Ltd. and Amino Chemicals, Ltd. from the sale of generic versions of Allegra in the United States. Our motion was denied on January 30, 2006. An appeal of that decision was taken to the U.S. Court of Appeals for the Federal Circuit and, on November 8, 2006, the appellate court affirmed the District Court's denial of a preliminary injunction. We continue to forcefully and vigorously defend our intellectual property related to Allegra. We have filed an appeal of the ruling on the preliminary injunction matter, and we continue to pursue our intellectual property rights as the patent infringement litigation progresses. However, should we or Aventis be unsuccessful in defending these patents we would continue to experience a material decrease in royalty revenues and operating cash flows. Furthermore, an at-risk launch of a generic version of Allegra-D by a generic competitor could result in further material decreases in royalty revenues and operating cash flows.

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

        We refer to the policies and estimates set forth in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There have been no material changes or modifications to the policies since December 31, 2006, other than the adoption of FIN 48, as discussed in Note 13 to the unaudited condensed consolidated financial statements. The adoption of FIN 48 did not have a material impact on our financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        There have been no material changes with respect to the information on Quantitative and Qualitative Disclosures about Market Risk appearing in Part II, Item 7A to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        As required by rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the Company's last fiscal quarter our management conducted an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer regarding the effectiveness of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the Company's last fiscal quarter, our disclosure controls and procedures were effective in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. We intend to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Internal Control Over Financial Reporting

        There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART    II—OTHER INFORMATION

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

        AMR Technology, a subsidiary of the Company, along with Aventis Pharmaceuticals Inc., the U.S. pharmaceutical business of Sanofi-Aventis S.A., are involved in legal proceedings with several companies seeking to market or which are currently marketing generic versions of Allegra. Beginning in 2001, Barr Laboratories, Inc., Impax Laboratories, Inc., Mylan Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Dr. Reddy's Laboratories, Ltd./Dr. Reddy's Laboratories, Inc., Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., and Sandoz Inc. filed Abbreviated New Drug Applications (ANDAs) with the U.S. Food and Drug Administration, or FDA, to produce and market generic versions of Allegra products.

        In response to the filings described above, beginning in 2001, Aventis Pharmaceuticals filed patent infringement lawsuits against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Dr. Reddy's Laboratories, Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., and Sandoz. Each of the lawsuits was filed in the U.S. District Court in New Jersey and alleges infringement of one or more patents owned by Aventis Pharmaceuticals. In addition, beginning on November 14, 2006, Aventis filed two patent infringement suits against Teva Pharmaceuticals USA, Barr Laboratories, Inc. and Barr Pharmaceuticals, Inc. in the Eastern District of Texas based on patents owned by Aventis. Those lawsuits have now been transferred to the U.S. District Court in New Jersey.

        Further, beginning on March 5, 2004, AMR Technology, along with Aventis Pharmaceuticals, filed suit in the U.S. District Court in New Jersey against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Dr. Reddy's Laboratories, Amino Chemicals, Ltd., Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., DiPharma S.P.A., DiPharma Francis s.r.l., and Sandoz, asserting infringement of two of our U.S. patents that are exclusively licensed to Aventis Pharmaceuticals relating to Allegra and Allegra-D products. On December 11, 2006, AMR Technology and Sanofi-Aventis U.S. LLC, an affiliate of Aventis Pharmaceuticals, also filed a patent infringement lawsuit in the Republic of Italy against DiPharma Francis s.r.l. and DiPharma S.P.A. based on European Patent No. 703,902 which is owned by AMR Technology and licensed to Sanofi-Aventis U.S. LLC. In addition, on December 22, 2006, AMR Technology filed a patent infringement lawsuit in Canada against Novopharm Ltd., Teva Pharmaceutical Industries Ltd., Teva Pharmaceuticals USA, Inc., DiPharma S.P.A. and DiPharma s.r.l. based on Canadian Patent No. 2,181,089. On March 20, 2007, AMR Technology filed a patent infringement lawsuit in Australia against Alphapharm Pty Ltd based on Australian Patent No. 699,799. On September 28, 2007, AMR Technology filed a patent infringement lawsuit in Australia against Arrow Pharmaceuticals Pty Ltd, Chemists' Own Pty Ltd, and Sigma Pharmaceuticals Limited based on Australian Patent No. 699,799.

        Aventis Pharmaceuticals and AMR Technology have entered into covenants not to sue on U.S. Patent No. 5,578,610 with defendants other than Novopharm, DiPharma S.P.A., DiPharma Francis s.r.l., Alphapharm, Arrow Pharmaceuticals Pty Ltd, Chemists' Own Pty Ltd, and Sigma Pharmaceuticals Limited. Aventis Pharmaceuticals exclusively licenses U.S. Patent No. 5,578,610 from us, but that patent has not been asserted in the litigations in the U.S. However, we and Aventis Pharmaceuticals have agreed that Aventis Pharmaceuticals will continue to pay royalties to us based on that patent under our original license agreement with Aventis Pharmaceuticals. Under our arrangements with Aventis Pharmaceuticals, we will receive royalties until expiration of the underlying patents (2013 for U.S.

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

        On September 6, 2005, Barr Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. announced that they have entered into an agreement for the launch of Fexofenadine Hydrochloride 30 mg, 60 mg and 180 mg tablets, the generic version of Allegra tablets in the United States. The launch of the generic product is considered an "at-risk" launch due to the on-going litigation. This generic launch has had a material adverse impact on U.S. sales of Allegra by Sanofi-Aventis since the fourth quarter of 2005 and in turn, the royalties earned by the Company on those sales. The launch has not had a material impact on non-U.S. sales of Allegra to date.

        On September 20, 2005, AMR Technology, along with Aventis Pharmaceuticals, filed a Motion for Preliminary Injunction in the U.S. District Court in New Jersey seeking to enjoin Barr Pharmaceuticals, Inc., Teva Pharmaceuticals Ltd., Ranbaxy Laboratories, Ltd. and Amino Chemicals, Ltd. from the sale of generic versions of Allegra in the United States. On January 30, 2006, the U.S. District Court denied the request by AMR Technology and Aventis Pharmaceuticals for a preliminary injunction. An appeal of that decision was taken to the U.S. Court of Appeals for the Federal Circuit and, on November 8, 2006, the appellate court affirmed the District Court's denial of a preliminary injunction. The Federal Circuit's decisions on the preliminary injunction application is not dispositive of the merits of the claims being asserted as described above.

        Subsequent to the preliminary injunction proceeding in the District Court, Dr. Reddy's Laboratories has engaged in an at-risk launch of generic fexofenadine products.

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

ALBANY MOLECULAR RESEARCH, INC.
Date: November 9, 2007	By:	/s/ MARK T. FROST Mark T. Frost Chief Financial Officer and Treasurer (Authorized Officer and Principal Financial Officer)