Form 10-K
period 2007-12-31
ALBANY MOLECULAR RESEARCH INC
filed 2008-03-17
CIK 1065087

Use these links to rapidly review the document
ALBANY MOLECULAR RESEARCH, INC. INDEX TO ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS 2
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-25323

Albany Molecular Research, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	14-1742717 (IRS Employer Identification No.)
21 Corporate Circle, P.O. Box 15098, Albany, New York (Address of principal executive offices)	12212-5098 (zip code)
(518) 464-0279 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common Stock, par value $.01 per share Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC

Securities registered pursuant to section 12(g) of the Act:

None
(Title of Each Class)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "accelerated filer", large accelerated filer" and "small reporting company" in 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on June 30, 2007 was approximately $335 million based upon the closing price per share of the Registrant's Common Stock as reported on the Nasdaq National Market on June 30, 2007. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 29, 2008, there were 32,616,239 outstanding shares of the Registrant's Common Stock, excluding treasury shares of 2,469,562.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required pursuant to Part III of this report is incorporated by reference from the Company's definitive proxy statement, relating to the annual meeting of stockholders to be held on June 4, 2008, pursuant to Regulation 14A to be filed with the Securities and Exchange Commission.

ALBANY MOLECULAR RESEARCH, INC.
INDEX TO
ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

        References throughout this Form 10-K to the "Company", "we," "us," and "our" refer to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole. This Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by forward-looking words such as "may," "could," "should," "would," "will," "intend," "expect," "anticipate," "believe," and "continue" or similar words, and include, but are not limited to, statements concerning pension and postretirement benefit costs, GE Healthcare, the Company's collaboration with Bristol-Myers Squibb ("BMS"), future acquisitions, earnings, contract revenues, costs and margins, royalty revenues, patent protection and the ongoing Allegra patent infringement litigation, Allegra royalty revenue, government regulation, retention and recruitment of employees, customer spending and business trends, foreign operations (including Singapore, India and Hungary), the effect of the purchase of assets from Ariane Orgachem Private Limited and Ferico Laboratories Limited, collectively known as AMRI India Pvt. Ltd. ("AMRI India"), including increasing options and solutions for customers, business growth and the expansion of the Company's global market, clinical supply manufacturing, management's strategic plans, the goal of submitting an Investigational New Drug Application to the U.S. Food and Drug Administration ("FDA") in 2008, drug discovery, product commercialization, license arrangements, research and development projects and expenses, selling, general and administrative expenses, goodwill impairment, competition and tax rates. The Company's actual results may differ materially from such forward-looking statements as a result of numerous factors, some of which the Company may not be able to predict and may not be within the Company's control. Factors that could cause such differences include, but are not limited to, the Company's ability to recruit and retain experienced scientists and other highly-skilled employees, trends in pharmaceutical and biotechnology companies outsourcing chemical and discovery research and development, including softness in these markets, competition from domestic competitors and foreign companies operating under lower cost structures, the loss of a significant customer, sales of Allegra (including any deviations in sales estimates provided by Sanofi-Aventis) and the impact of the "at-risk" launch of generic Allegra on the Company's receipt of significant royalties under the Allegra license agreement, the risk of an "at-risk" launch of generic Allegra-D and the impact of that on the Company's receipt of significant royalties under the Allegra license agreement, the risk that Allegra may be approved for over-the-counter use, the over-the-counter sale of Claritin and Zyrtec, the over-the-counter sale of generic alternatives for the treatment of allergies and the risk of new product introductions for the treatment of allergies, such as Xyzal, including generic forms of Allegra, the Company's and Sanofi-Aventis's ability to successfully enforce their respective intellectual property, patent rights and technology rights, including with respect to the generic companies' Abbreviated New Drug Application filings, the Company's ability to successfully develop novel compounds and lead candidates in its research programs and collaborative arrangements, the Company's performance under the collaboration with BMS. BMS's continuous utilization of the Company's services at levels set forth in the contract with BMS, BMS's continued pursuit of programs under which the Company provides services, delay or denial of marketing approvals from the FDA resulting from, among other things, adverse FDA decisions or interpretations of data that differ from BMS's interpretations and that may require additional clinical trials or potential changes in the cost, scope and duration of clinical trials, if approved, the inability to successfully launch, increase sales of or sustain the product or products in the market, the inability to successfully and efficiently scale-up manufacturing for commercialized compounds, the outcome of clinical work that will be required to commercialize compounds, the Company's ability to take advantage of proprietary technology and expand the scientific tools available to it, uncertainty concerning charges associated with the Company's restructuring of its Large Scale Manufacturing business unit, which may be higher than estimated at this time, the risk that the Company will not realize the anticipated cost savings from its restructuring plans during the time frame indicated, or even if the anticipated cost savings are achieved, that the Large Scale Manufacturing business unit may remain unprofitable or operate with low gross margins, the ability of the Company's strategic investments and acquisitions to perform as expected and the cost and any goodwill impairment related to such investments and acquisitions, customer reaction to the acquisition of AMRI India, the Company's timing and ability to successfully integrate AMRI India's operations (including implementation of the Company's systems and controls) and employees, the introduction of new services by competitors or the entry of new competitors into the markets for the Company's and AMRI India's services, the failure by the company to retain key employees of AMRI India, failure to further develop and successfully market AMRI India's service offerings, the Company's ability to successfully complete its ongoing expansion projects on schedule, the risks associated with international operations and managing our international operations, especially in India, Singapore and Hungary, the Company's ability to execute its business plan for compound and chemical screening libraries, failure to achieve anticipated revenues and earnings, the existence of deficiencies and/or material weaknesses in the Company's internal controls over financial reporting, risks related to the ongoing implementation of its enterprise resource planning system, the Company's ability to effectively manage its growth, liability for harm caused by drugs the Company develops and tests, liability for contamination or other harm caused by hazardous materials used by the Company, failure to meet strict regulatory requirements, health care reform reducing the price pharmaceutical and biotechnology companies can charge for drugs, thus reducing resources available to retain the services of our Company, the fluctuation of the market price of our common stock, changes in the foreign currency exchange rates and interest rates, and the possibility of a natural disaster, catastrophic event or terrorist attack. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers should review carefully the risks and uncertainties identified below under the caption "Risk Factors and Certain Factors Affecting Forward-Looking Statements" and elsewhere in this 10-K. All forward-looking statements are made as of the date of this report and we do not undertake any obligation to update our forward-looking statements, except as required by applicable law.

PART I

ITEM 1.    BUSINESS.

Overview

        Albany Molecular Research, Inc. (the "Company," "we," "us," and "our"), a Delaware corporation incorporated on June 20, 1991, provides scientific services, technologies and products focused on improving the quality of life. The Company's core business consists of a fee-for-service contract services platform encompassing drug discovery, development and manufacturing, and a separate, stand-alone research and development division consisting of proprietary technology investments, internal drug discovery and niche generic active pharmaceutical ingredient product development. With locations in the U.S., Europe, and Asia, the Company provides customers with a range of services and cost models.

Business Strategy

        Contract Services—We provide contract services to many of the world's leading pharmaceutical and biotechnology companies. We derive our contract revenue from research and development expenditures and commercial manufacturing demands of the pharmaceutical and biotechnology industry. We continue to execute our long-term strategy to develop and grow a fully integrated global platform from which we can provide these services. In addition to existing research facilities in the United States, Hungary, Singapore and Hyderabad, India, we purchased large- scale manufacturing sites in India in June 2007 and completed the expansion of our research and development facilities in Hyderabad, India in September 2007.

        We continue to build on an integrated research and manufacturing platform worldwide, increasing our access to key global markets and enabling us to provide our customers with a flexible combination of high quality services and competitive cost structures to meet their individual outsourcing needs. We seek comprehensive research and/or supply agreements with our customers, incorporating several of our service offerings and/or spanning across the entire pharmaceutical research and development process. Our research facilities provide discovery, chemical development, analytical, and small-scale current Good Manufacturing Practices ("cGMP") manufacturing services. Compounds discovered and developed in our research facilities can then be more easily transitioned to production at our large-scale manufacturing facilities for use in clinical trials and, ultimately, commercial sales if the product meets regulatory approval. We believe that the ability to partner with a single provider of pharmaceutical research and development services from discovery through commercial production is of significant benefit to our customers. Through our comprehensive service offerings, we are able to provide customers with a more efficient transition of experimental compounds through the research and development process, ultimately reducing the time and cost involved in bringing these compounds from concept to market.

        Strategic Technologies—We conduct proprietary research and development to discover new therapeutically active lead compounds with commercial potential. We anticipate that we would then license these compounds and underlying technology to third parties in return for up-front and service fees and milestone payments, as well as recurring royalty payments if these compounds are developed into new commercial drugs. In addition, research and development is performed for our large-scale manufacturing business related to the potential manufacture of new products, the development of processes for the manufacture of generic products with commercial potential, and the development of alternative manufacturing processes. Our proprietary research and development activities previously led to the development, patenting and licensing of a substantially pure form of, and a manufacturing process for, the active ingredient in the non-sedating antihistamine fexofenadine HCl marketed by Sanofi-Aventis S.A. as Allegra in the Americas and as Telfast elsewhere. Under our license agreement with Sanofi-Aventis, we have earned a total of $367.3 million in milestones and royalty revenue from 1995 through 2007 and are entitled to receive ongoing royalties from Sanofi-Aventis based upon a percentage of worldwide sales of Allegra/Telfast and its authorized generic alternative. Further, in October 2005, we licensed the worldwide rights to develop and commercialize potential products from the amine neurotransmitter reuptake inhibitor patents developed in one of our proprietary research programs to Bristol-Myers Squibb Company ("BMS"). Under our contract with BMS, the successful advancement of two such candidates could result in the receipt of in excess of $150 million in up-front license, contract service, and milestone revenue. In 2007, we earned $1.5 million for achieving the first milestone with BMS. In October 2006, we announced the selection of a compound from our proprietary oncology research program for advanced preclinical testing, with the goal of submitting an Investigational New Drug Application ("IND") to the U.S. Food and Drug Administration ("FDA"). Our current goal is to submit this IND in 2008. We also continue to utilize our proprietary technologies to further advance other early to middle stage internal research programs in the fields of oncology, obesity, bacterial infection and other diseases, with a view to seeking a licensing partner for these programs at an appropriate research or developmental stage.

Industry Overview

        Opportunities to develop therapeutics for previously unmet or under-met medical needs are being fueled by advances in disciplines such as molecular biology, high throughput synthesis and screening and human genomics proteomics research. In addition, pharmaceutical and biotechnology companies are under increasing pressure to deliver new drugs to market and reduce the time required for drug development. This pressure has come about, in part, as a result of the significant number of current drug products on the market for which patent protection has or will soon expire, as well as a reported drop in productivity from pharmaceutical company internal research pipelines.

        In order to take advantage of these opportunities and to respond to these pressures, many pharmaceutical and biotechnology companies have augmented their internal research and development capacity through outsourcing.

Small Molecule Drug Discovery, Development and Manufacturing Process

        Although many scientific disciplines are required for new drug discovery and development, chemistry and biology are core technologies. Chemists and biologists typically work together to develop laboratory models of disease, screen small molecule compounds to identify those that demonstrate desired activity and finally create a marketable drug. The drug discovery and development process includes the following steps:

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

        Clinical Trials.    During clinical trials, several phases of studies are conducted to test the safety and efficacy of a drug candidate in humans. As study populations increase and trial durations lengthen, larger quantities of the active ingredient are required. The active pharmaceutical ingredient ("API") and the formulated drug product, must be prepared under current good manufacturing practices, commonly referred to as cGMP, guidelines. Analytical chemistry services are critical to cGMP manufacturing. Additional preparations provide an opportunity to further refine the manufacturing process, with the ultimate goal of maximizing the cost effectiveness and safety of the synthesis prior to commercialization.

        Product Commercialization.    Before approving a drug, the FDA requires that manufacturing procedures and operations conform to cGMP guidelines, International Conference on Harmonization guidance and manufacturing guidelines and guidance published by the FDA. Manufacturing procedures and operations must be in compliance with all regulatory and quality regulations at all times during the manufacture of commercial products and APIs. Once a drug has received all necessary approvals, the manufacture, marketing and sale of commercial quantities of the approved drug may commence.

Trends in Contracting for Drug Discovery and Development

        Beginning in 2005, we began to experience strong demand for our developmental and small-scale cGMP manufacturing services as a result of a trend in drug development and discovery outsourcing.

The following trends continue to lead to demand for contract services in drug discovery and development:

  •
  development of new technologies has continued to increase the number of targets and accelerate the identification of active compounds;

  •
  pressure to develop new lead compounds due to the near-term loss of patent protection for many drug products;

  •
  large pharma's increased pressure to reduce the time spent in drug discovery and development in order to bring drugs to market sooner and maximize time on the market during the drug's patent life;

  •
  increased focus on converting fixed costs to variable costs and streamlining operations by contracting for research and development services;

  •
  heightened regulatory environment and increased complexity that have made the internal management of complicated discovery, development and manufacturing projects more difficult and costly; and

  •
  biotechnology and emerging pharmaceutical companies, in many cases, lacking the required in-house drug discovery and development expertise.

        In recent years, we have experienced increased demand in the areas of developmental and small-scale cGMP manufacturing services, reflecting a reduction in budgetary constraints of our emerging pharmaceutical and biotech customers and their increased efforts to bring identified compounds into clinical trials. During this timeframe partly, in recognition of increased competition and consolidation within the pharmaceutical industry, we established lower-cost international operations in Hungary, Singapore and India. Contract service providers that were not able to offer a cost competitive product were forced to exit or significantly reduce their presence in the marketplace during this time. In addition to providing customers with a range of technologies and cost options, expanding internationally has provided increased access to customers and potential customers in regions of the world which we have, until recently, not sought to pursue.

        Also, in addition to the longer-term trend of growth in development and small scale cGMP manufacturing services discussed above, we have more recently seen an increased trend in demand for our discovery services as our ability to provide high-quality services under a variety of business models and cost structures by incorporating our international facilities has been well-received by our customers. We currently expect the trend of increased worldwide demand for our services to continue in 2008, and we expect to continue to expand our global service platform to meet the needs of our customers. In 2007, we completed the construction of a 50,000 square foot research center focusing primarily on custom synthesis and medicinal chemistry support services at the Shapoorji Pallonji Biotech Park in Hyderabad, India. Additionally, we commenced a 10,000 square foot expansion of our Singapore Research Center in early 2008. In addition to increasing existing discovery service capabilities, the expansion of our Singapore Research Center will also include the introduction of in vitro biology services at the facility.

Trends in Contracting for Pharmaceutical Manufacturing Services

        The trends noted above that have driven demand for drug discovery and development services in recent years have also led to an increase in demand for contract manufacturing services as healthcare companies transition their early stage compounds into clinical and ultimately commercial production. Further, many healthcare companies have elected to outsource their manufacturing capabilities in an effort to control costs by eliminating expenses associated with owning and operating manufacturing facilities. In addition, the demand for the manufacturing of generic drugs has significantly increased as healthcare companies strategic objectives increasingly include the ability to introduce generic drug product into the market upon expiration of patented technologies.

        We have integrated our drug discovery and development research facilities with our large-scale manufacturing facilities to allow for the easier transition throughout the entire pharmaceutical research and development process. Through our comprehensive service offerings, we are able to provide customers with a more efficient transition of compounds through the research and development process, ultimately reducing the time and cost involved in bringing these compounds from concept to market. We enhanced our large-scale manufacturing capabilities with our acquisition of manufacturing facilities in India in June 2007. With this acquisition, we begun able to globalize our manufacturing operations, which offers us the flexibility to produce raw materials and process intermediates to support our domestic large-scale manufacturing facility. In addition, we believe that this acquisition increases our generic drug product manufacturing capabilities and provides the opportunity to increase our global manufacturing market share over time.

Our Capabilities

        We perform services including drug discovery, pharmaceutical development, and manufacturing of active ingredients and pharmaceutical intermediates for many of the world's leading healthcare companies. The problem-solving abilities of our scientists can provide added value throughout the drug discovery, development and manufacturing process. Our comprehensive suite of services allows our customers to contract with a single partner, eliminating the time and cost of transitioning projects among multiple vendors.

Service Offerings

Drug Discovery Services

        The competitive drug discovery industry continues to face many challenges, including a weakening product pipeline, increasing costs and more complex disease targets and regulatory hurdles. These challenges have compelled many companies/research organizations to look outside their own research and development ("R&D") function for contract partners to support research and development at the earliest stages of the drug discovery process. We provide a broad spectrum of lead discovery services backed by key employees with decades of experience. All services provided by our lead discovery group are tightly integrated with our chemistry business and can be accessed independently or as part of a program involving chemistry-driven lead optimization.

        Our Drug Discovery Services include:

Assay Development and Design

        We offer custom assay design and development services to clients in the pharmaceutical, biopharmaceutical and agrochemical industries who are starting from a unique target or who are supporting ongoing lead discovery programs. This service can be delivered independently to a client, or integrated with our full range of chemistry services.

        Key features of our Assay Design and Development services include:

  •
  Gathering assay design requirements and objectives from the client

  •
  Transferring customer developed assays

  •
  Coordinating components and conditions

  •
  Documenting assay procedures, specifications and results

  •
  Optimizing and validating assays for screening

Screening

        Our diverse offering of screening programs and collections give customers the essential tools to efficiently and safely identify active compounds during the lead finding phases of drug discovery and development. Our screening collections are comprised of extracts that can be used in conjunction with assay development and screening services to enable lead finding.

        Key features of our screening programs and collections include:

  •
  Availability of high throughput, absolute potency and selectivity screening services

  •
  Support of large scale screens of client or our sample collections

  •
  Extensive performance testing

Libraries

        We have created a series of unique, high purity, cost effective, small molecule synthetic compound libraries and a complementary collection of natural product extracts from marine, plant and microbial sources designed for screening and hit-to-lead programs. We are uniquely positioned to fully support active hits from any of these libraries with lead optimization services, analytical services, custom synthesis and/or small or large scale manufacturing.

        Our libraries include:

  •
  Natural Products Libraries

  •
  Target focused Discovery Libraries

  •
  Commercial Sample Library (CSL)

  •
  Diverse AMRI Sample Library (DASL)

Bioanalytical Services

        We develop and execute rapid, sensitive, and robust bioanalytical methods for extraction and quantitation of drug and metabolites in biological fluids and tissues to support preclinical and clinical studies.

Natural Product Services

        We have a longstanding, well established ability to deliver on Natural Products discovery programs. With a complete team of natural product experts with decades of experience in the field and access to a variety of complementary discovery technologies and disciplines, we have the unique ability to rapidly advance a natural product from hit to lead to qualified drug candidate.

Lead Optimization

        Lead optimization is the complex, iterative process of altering the chemical structure of a confirmed hit to identify an improved drug lead with the goal of progressing to a preclinical candidate. Once our scientists identify a screening hit, our medicinal chemistry department provides lead optimization services. Well-trained, intuitive and knowledgeable, our medicinal chemists have years of experience working with drug-like compounds. We complement our medicinal chemistry lead optimization expertise with technologies in metabolism and biotransformation, including proprietary combinatorial biocatalysis technology and extensive fermentation capabilities.

Medicinal Chemistry

        We apply medicinal chemistry to modify the structure of a hit compound (or series of hit compounds) to synthesize new molecules with the end goal of discovering compounds suitable for progression into human clinical trials. All of these services are fully integrated within the company allowing for a "one stop shop" approach towards outsourcing lead discovery and optimization efforts, if so desired.

Computer-Aided Drug Discovery ("CADD")

        Our CADD services use sophisticated computational software and techniques to help identify novel hits or leads against selected therapeutic targets, as well as to support medicinal chemistry lead optimization programs. CADD methods can increase the odds of identifying compounds with desirable characteristics, speed up the hit-to-lead process and improve the chances of getting a compound over the many hurdles of preclinical testing.

In vitro ADMET

        We conduct in vitro ADMET assays to evaluate and improve metabolism, bioavailability, pharmacology and toxicology of compounds.

        Early stage ADMET testing, integrated with Medicinal Chemistry programs, typically include:

  •
  Aqueous solubility under physiological conditions

  •
  Metabolic and chemical stability

  •
  Membrane permeability (PAMPA, Caco-2, etc.)

  •
  Inhibition of major metabolic enzymes (CYP450s)

Preparative Chromatography

        We expertly conduct separation services for our customers within all phases of the drug development process. Purification of materials of interest such as APIs, intermediates, impurities or degradants, and chiral resolution of key targets are routinely performed on gram to kilogram scale. Materials of interest, including controlled and potent compounds, are routinely isolated through classic and chromatographic techniques. Additionally, chiral method development services are provided supporting manufacturing and chiral resolution processes.

Chemical Development

        Chemical development involves the scale-up synthesis of a lead compound and intermediates. Processes developed for small scale production of a compound may not be suitable for larger scale production because they may be too expensive or environmentally unacceptable or they may present safety concerns. With pharmaceutical development locations around the globe, we have become a top choice for an ever increasing number of pharmaceutical and biotechnology companies seeking a partner for the rapid advancement of their drug candidates. Customers throughout the world rely on our proven technical expertise, commitment to the highest quality and regulatory standards, flexibility, and strong customer focus to advance their lead compounds through the drug development process, from bench scale to commercial production.

        Our Chemical Development services include:

  •
  Process Research and Development

  •
  Customer Synthesis Process Safety Assessment

  •
  Scale-up Capabilities

  •
  High Potency and Controlled Substances

  •
  Building Blocks Database

  •
  Analytical Services

  •
  Preformulation Services and Physical Characterization

  •
  Preparative Chromatography

  •
  IND support Services

  •
  Fermentation Development and Optimization

cGMP Manufacturing

        We provide chemical synthesis and manufacturing services for our customers in accordance with cGMP guidelines. All facilities and manufacturing techniques used in the manufacture of products for clinical use or for sale in the United States must be operated in conformity with cGMP guidelines as established by the FDA. Our Albany, New York location has production facilities and quarantine and restricted access storage necessary to manufacture quantities of drug substances under cGMP conditions sufficient for conducting clinical trials from Phase I through Phase II, and later stages for selected products, based on volume and other parameters. Our large scale manufacturing facility in Rensselaer, New York is equipped to provide a wide range of custom chemical development and manufacturing capabilities. We conduct commercial cGMP manufacturing of APIs and advanced intermediates. Our large-scale cGMP manufacturing facilities provide synergies with our small-scale development laboratories, offering our customers services at every scale, from bench to production. We have special capabilities in high value-added areas of pharmaceutical development and manufacturing, including High Potency Manufacturing. Cytotoxic and other highly potent compounds present a number of potential challenges in their production and handling. We have extensive experience in the cGMP production of these types of compounds, from grams to hundreds of kilograms per year. Our Rensselaer facility is licensed by the U.S. Drug Enforcement Administration to produce Schedule I, II, III, IV and V controlled substances. For over 50 years, the facility has produced controlled substances such as analgesics, amphetamines, barbiturates, and anabolic steroids. In the third quarter of 2007, our focus on quality was reinforced after a successful FDA inspection of our Rensselaer facility resulted in no issuances of Form FDA 483 Observations of Objectionable Conditions and Practices.

        Our manufacturing facilities are strategically situated in various locations in the United States and Asia. These locations are globally positioned to provide tailored customer solutions and enable the efficient and cost-effective transfer of pre-clinical, clinical and commercial drug products from small-scale to large-scale production. Additionally, these locations easily integrate with our discovery and pharmaceutical development services.

Analytical Chemistry Services

        We provide broad analytical support for drug discovery, pharmaceutical development and manufacturing. With years of industry experience, state-of-the-art technologies and instrumentation, along with close collaboration with synthesis chemists, our analytical services are designed to ensure that the right tools are used to solve even the most difficult problem.

        Analytical services that we provide include:

  •
  Impurity Identification & Structure Elucidation

  •
  Method development, qualification and validation

  •
  Preformulation and physical characterization

  •
  Quality control

  •
  Regulatory support/quality assurance

  •
  Preparative Chromatography

  •
  Stability services

  •
  Bioanalytical services

Proprietary Research and Development

        Leveraging our wide array of drug discovery capabilities, we seek to discover and develop promising drug candidates and license these candidates in return for upfront fees, milestones and downstream royalty payments for commercialized drug products. We identify lead series by utilizing our high throughput lead finding capabilities, coupled with our computer assisted drug design capabilities, to assess our diverse range of synthetic, virtual and natural product screening libraries. Applying the expertise of our separate R&D medicinal chemistry group, supported by our own in vitro biology and in vitro metabolism capabilities and a select range of in vivo service providers, we optimize these leads series to develop candidate status, in some cases pursuing these into early clinical studies. Current drug discovery and development projects are focused on treatments for cancer, irritable bowel disease, bacterial infection and obesity. Our R&D efforts benefit from access to a broad array of our scientific services including capabilities in microbial fermentation, molecular biology, cell culture, gene expression and cloning, scale up synthesis of human metabolites, preformulation, chemical development and cGMP synthesis. We spent $12.8 million, $11.4 million and $14.5 million on proprietary research and development activities in 2007, 2006 and 2005, respectively.

Licensing Agreements

        In October 2005, we licensed the worldwide rights to develop and commercialize potential products from our amine neurotransmitter reuptake inhibitor technology and patents identified in one of our proprietary research programs to BMS. In conjunction with the licensing agreement, we received a non-refundable, non-creditable up-front payment of $8.0 million. In addition, the agreement provided for the establishment of a research program under which BMS would purchase approximately $10.0 million in research and development services over the initial three year term of the program. The agreement also set forth milestone events that, if achieved by these products, would entitle the Company to non-refundable, non-creditable milestone payments of up to $66.0 million for each of the first and second compounds to achieve these events, and up to $22.0 million for each subsequent product to achieve these events. In 2007, we earned $1.5 million upon achievement of the first milestone with BMS. The agreement also provides for the Company to receive royalty payments on worldwide sales of any such product that is commercialized.

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

        In March 1995, we entered into a license agreement with Sanofi-Aventis. Under the terms of the license agreement, we granted Sanofi-Aventis an exclusive, worldwide license to any patents issued to us related to our original TAM patent applications. From the beginning of the agreement through December 31, 2007, we have earned $7.4 million in milestone payments and $359.9 million in royalties under this license agreement. Sanofi-Aventis is obligated under the license agreement to pay ongoing royalties to us based upon its sales of Allegra/Telfast and generic fexofenadine. We are not entitled, however, to receive any additional milestone payments under the license agreement. Sales of Allegra/Telfast and generic fexofenadine by Sanofi-Aventis worldwide were approximately $1.0 billion for the year ended December 31, 2007, $0.9 billion for the year ended December 31, 2006 and $1.76 billion for the year ended December 31, 2005. See "Item 3—Legal Proceedings" for discussion of current legal proceedings related to Allegra/Telfast.

Business Segments

        Our large scale cGMP manufacturing activities represent a distinct business segment as defined by Statement of Financial Accounting Standards ("SFAS") No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". The Company's remaining activities, including drug lead discovery, optimization, drug development, and small scale commercial manufacturing represent a separate distinct business segment as defined by SFAS 131. See Item 7 and the notes to the consolidated financial statements for financial information on the Company's business segments.

Customers

        Our customers include pharmaceutical companies and biotechnology companies and, to a limited extent, agricultural companies, fine chemical companies, contract chemical manufacturers, government research entities and non-profit organizations. For the year ended December 31, 2007, contract revenue from our three largest customers represented 19%, 5% and 5%, respectively, of our contract revenue. For the year ended December 31, 2006, contract revenue from our three largest customers represented 21%, 7% and 6%, respectively, of our contract revenue. For the year ended December 31, 2005, contract revenue from our three largest customers represented 37%, 6% and 4%, respectively, of our contract revenue. Our largest customer, General Electric ("GE"), represented 19% of total contract revenue for the year ended December 31, 2007. See Note 16 to the consolidated financial statements for information on geographic and other customer concentrations.

Marketing

        Our services are marketed primarily by our dedicated sales and business development personnel and senior management. Because our customer contacts are often highly skilled scientists, we believe our use of technical experts in marketing has allowed us to establish strong customer relationships. In addition to our internal marketing efforts, we also rely on the marketing efforts of consultants, both in the United States and abroad. We market our services directly to customers through targeted mailings, meetings with senior management of pharmaceutical and biotechnology companies, maintenance of an extensive Internet web site, participation in trade conferences and shows, and advertisements in scientific and trade journals. We also receive a significant amount of business from customer referrals and through expansion of existing contracts.

Employees

        As of January 31, 2008, we had 1,226 employees. Of these employees, 397 are at our international facilities. Our U.S. large-scale manufacturing hourly work force of 91 employees is covered by a collective bargaining agreement with the International Chemical Workers Union. A new 4-year collective bargaining agreement was signed in January 2007 with the union and expires on January 10, 2011. Additionally, we have 44 union employees at our large-scale manufacturing facility at AMRI India that are covered by two separate collective bargaining agreements that expire in 2009. None of our other employees are covered by collective bargaining agreements. We consider our relations with our employees and the union to be good.

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

Patents and Proprietary Rights

        Our success will depend, in part, on our ability to obtain and enforce patents, protect trade secrets, obtain licenses to technology owned by third parties when necessary, and conduct our business without infringing the proprietary rights of others. The patent positions of pharmaceutical, medical products and biotechnology firms can be uncertain and involve complex legal and factual questions. We cannot assure you that any AMRI patent applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or commercial advantage, or will not be circumvented by others. In the event a third party has also filed one or more patent applications for inventions which conflict with one of ours, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in the loss of any opportunity to secure patent protection for the inventions and the loss of any right to use the inventions. Even if the eventual outcome is favorable to us, these proceedings could result in substantial cost to us. The filing and prosecution of patent applications, litigation to establish the validity and scope of patents, assertion of patent infringement claims against others and the defense of patent infringement claims by others can be expensive and time consuming. We cannot assure you that in the event that any claims with respect to any of our patents, if issued, are challenged by one or more third parties, a court or patent authority ruling on such challenge will determine that such patent claims are valid and enforceable. An adverse outcome in such litigation could cause us to lose exclusivity afforded by the disputed rights. If a third party is found to have rights covering products or processes used by us, we could be forced to cease using the technologies covered by such rights, could be subject to significant liability to the third party, and could be required to license technologies from the third party. Furthermore, even if our patents are determined to be valid, enforceable, and broad in scope, we cannot assure you that competitors will not be able to design around such patents and compete with us and our licensees using the resulting alternative technology.

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

        Many of our current contracts with our customers provide that ownership of proprietary technology developed by us in the course of work performed under the contract is vested in the customer, and we retain little or no ownership interest.

        We also rely upon trade secrets and proprietary know-how for certain unpatented aspects of our technology. To protect such information, we require all employees, consultants and licensees to enter into confidentiality agreements limiting the disclosure and use of such information. We cannot assure you that these agreements provide meaningful protection or that they will not be breached, that we would have adequate remedies for any such breach, or that our trade secrets, proprietary know-how and technological advances will not otherwise become known to others. In addition, we cannot assure you that, despite precautions taken by us, others have not and will not obtain access to our proprietary technology. Further, we cannot assure you that third parties will not independently develop substantially equivalent or better technology.

Government Regulation

        The manufacture, transportation and storage of our products are subject to certain international, Federal, state and local laws and regulations. Our future profitability is indirectly dependent on the sales of pharmaceuticals and other products developed by our customers. Regulation by governmental entities in the United States and other countries will be a significant factor in the production and marketing of any pharmaceutical products that may be developed by us or our customers. The nature and the extent to which such regulation may apply to us or our customers will vary depending on the nature of any such pharmaceutical products. Virtually all pharmaceutical products developed by us or our customers will require regulatory approval by governmental agencies prior to commercialization. Human pharmaceutical products are subject to rigorous preclinical and clinical testing and other approval procedures by the FDA and by foreign regulatory authorities. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations are time consuming and require the expenditure of substantial resources.

        Generally, in order to gain U.S. FDA approval, a company first must conduct preclinical studies in the laboratory and in animal models to gain preliminary information on a compound's efficacy and to identify any safety problems. The results of these studies are submitted as a part of an IND, that the FDA must review before human clinical trials of an investigational drug can start. In order to commercialize any products, we or our customer will be required to sponsor and file an IND and will be responsible for initiating and overseeing the clinical studies to demonstrate the safety and efficacy that are necessary to obtain FDA approval of any such products. Clinical trials are normally done in three phases and generally take two to seven years, but may take longer, to complete. After completion of clinical trials of a new product, FDA and foreign regulatory authority marketing approval must be obtained. If the product is classified as a new drug, we or our customer will be required to file a new drug application, or NDA, and receive approval before commercial marketing of the drug. The testing and approval processes require substantial time, effort and expense, and we cannot assure you that any approval will be granted on a timely basis, if at all. NDAs submitted to the FDA can take several years to obtain approval. Even if FDA regulatory clearances are obtained, a marketed product is subject to continual review. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. For marketing outside the United States, we will also be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

        All facilities and manufacturing techniques used in the manufacture of API for clinical use or for sale in the United States must be operated in conformity with cGMP guidelines as established by the FDA. Our facilities are subject to unscheduled periodic regulatory inspections to ensure compliance with cGMP requirements. Failure on our part to comply with applicable requirements could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. A finding that we had materially violated cGMP requirements could result in additional regulatory sanctions and, in severe cases, could result in a mandated closing of our facilities or significant fines, which would materially and adversely affect our business, financial condition and results of operations. An FDA inspection of our Rensselaer manufacturing facility was completed in the third quarter of 2007, resulting in no issuance of a Form FDA 483. Also, an FDA inspection of our cGMP manufacturing facility, located at 21 Corporate Circle in Albany, was completed in 2006, resulting in no issuance of a Form FDA 483.

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

Internet Website

        We maintain an internet website at www.amriglobal.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. We make available on our website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Our reports filed with, or furnished to, the SEC are also available at the SEC's website at www.sec.gov.

ITEM 1A.    RISK FACTORS.

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

The introduction of a generic Allegra-D could materially impact royalty revenue.

        Royalties from sales of Allegra currently constitute a significant, but declining, portion of our revenue, operating income and operating cash flow. In 2005, the Company began to experience a decrease in our royalties from Allegra, which is primarily attributable to the at-risk launch of generic fexofenadine announced by Barr Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. on September 6, 2005. The launch of the generic product is considered an "at-risk" launch due to the on-going litigation. Continued generic Allegra competition, including an at-risk launch of Allegra-D, may further adversely affect U.S. sales of Allegra. If the dollar amount of Allegra sales subject to our license agreement decreases, due to these or any other factors, our revenues from our license agreement with Sanofi-Aventis will also decrease. Because we have very few costs associated with the Allegra license, a decrease in revenues from our license agreement for Allegra would have a material adverse effect on our revenue, operating income and financial condition. For example, a $5.0 million decrease in our Allegra royalty revenue would decrease our operating income by $4.5 million.

        We have been issued several patents on a pure form of, and a manufacturing process for, fexofenadine HCl. The patent positions of pharmaceutical, medical and biotechnology firms can be uncertain and can involve complex legal and factual questions. Litigation, in particular patent litigation, can be complex and time-consuming and the outcome is inherently uncertain. We cannot assure our stockholders that we and/or Sanofi-Aventis will ultimately succeed in any current or future litigation against generic drug manufacturers involving patents with respect to Allegra. In the event that one or more of the patents owned by us or Sanofi-Aventis are ultimately determined to be invalid or unenforceable, Sanofi-Aventis and we would lose exclusivity with respect to the claims covered by those patents. Any such loss of exclusivity or the introduction of generic forms of fexofenadine HCl may cause a reduction in Allegra sales. In addition, under our current arrangements with Sanofi-Aventis, Sanofi-Aventis, with consultation from us, has the right to lead with respect to preparing and executing a strategy to defend and enforce certain of the patents relating to Allegra, and is executing that role in the current litigation. As a result, we may not be able to control the conduct of such litigation and the strategic decisions that are made during the course of such litigation. See "Item 3—Legal Proceedings."

Pharmaceutical and biotechnology companies may discontinue or decrease their usage of our services.

        We depend on pharmaceutical and biotechnology companies that use our services for a large portion of our revenues. Although there has been a trend among pharmaceutical and biotechnology companies to outsource drug research and development functions, this trend may not continue. We have experienced increasing pressure on the part of our customers to reduce expenses, including the use of our services as a result of negative economic trends generally and in the pharmaceutical industry. Although our contract revenues increased in 2007, we may be adversely affected in future periods as a result of general economic or pharmaceutical industry downturns. If pharmaceutical and biotechnology companies discontinue or decrease their usage of our services, including as a result of a slowdown in the overall global economy, our revenues and earnings could be lower than we currently expect and our revenues may decrease or not grow at historical rates.

We may lose one or more of our major customers.

        During the year-ended December 31, 2007, revenues from sales of raw material to GE Healthcare for use in one of its diagnostic imaging agents totaled $29.9 million and represented approximately 18% of our contract revenue, or 16% of our total revenue. Our subsidiary, AMRI Rensselaer, Inc. ("AMRI Rensselaer"), formerly known as Organichem, entered into a long-term agreement to supply this material to GE Healthcare in 1999 that was renewed in 2005, extending the expiration date of the original agreement from 2007 to 2010. GE Healthcare's purchases have historically exceeded the contractual minimum purchases, however, this may not continue. Additionally, in order to maintain our good relationship with GE Healthcare, we have recently agreed to price concessions which will impact our margins during 2008. If GE Healthcare materially reduces its purchase levels or attempts to renegotiate prices, there may be a material decrease in our revenues and operating income. In addition, excluding GE Healthcare, during the year ended December 31, 2007, we provided services to three major customers representing approximately 15% of our contract revenues or 13% of our total revenue. These customers typically may cancel their contracts with 30 days' to one-year's prior notice depending on the size of the contract, for a variety of reasons, many of which are beyond our control. If any one of our major customers cancels its contract with us, our contract revenues may decrease.

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

        Our objective is to patent our proprietary technologies and license such technologies to other companies for the purpose of advancing compounds associated with these technologies through human clinical trials and ultimately obtaining regulatory approval for the commercial sale of products containing these compounds. We seek to enter into licensing arrangements with selected partners that provide for a combination of up-front license fees, milestone payments upon the achievement of specified research and development objectives, and royalty payments based on sales of related commercial products. In October 2005, we licensed the worldwide rights to develop and commercialize potential products from our amine neurotransmitter reuptake inhibitors to BMS. In conjunction with the licensing agreement, we received a non-refundable, non-creditable up-front fee of $8.0 million. In addition, BMS committed to purchase approximately $10.0 million in research and development services over the initial three year term of our agreement. The license agreement also sets forth development related milestone events that, if achieved by our products, would entitle us to non-refundable, non-creditable milestone payments of up to $66.0 million for each of the first and second products to achieve these events, and up to $22.0 million for each subsequent product to achieve these events. The license agreement also provides for us to receive royalty payments on worldwide sales of any such product that is commercialized. During 2007, we recognized $1.5 million of milestone revenue in conjunction with this agreement.

        Our arrangement with BMS is a significant component of our proprietary research and development business. If there is a delay or failure in BMS's performance, our proprietary research and development business may not produce the long-term revenues, earnings, or strategic benefits that we anticipate. We cannot control BMS's performance or the resources it devotes to our collaborative program. We cannot guarantee BMS's continuous utilization of our services at levels set forth in our agreement after the initial term of the agreement, and we cannot guarantee BMS's continued pursuit of programs covered by our agreement. Furthermore, with respect to any drug candidate resulting from our collaborative program, the FDA may delay or deny marketing approvals because of adverse FDA decisions or interpretations of data that differ from BMS's interpretations and that may require additional clinical trials or potential changes in the cost, scope and duration of clinical trials. Even if we succeed in getting market approvals, BMS may not have the ability to successfully launch, increase sales of or sustain the product or products in the market, or efficiently scale-up manufacturing for commercialized compounds. Disputes may arise between us and BMS, which may not be resolved in our favor. Further, BMS could merge with or be acquired by another company or experience financial or other setbacks unrelated to our collaboration that could, nevertheless, adversely affect us. The occurrence of any of these could result in our proprietary research and development business not producing the long-term revenues, earnings, or strategic benefits that we anticipate which could have a material adverse effect on our business.

Our business may be adversely affected if we encounter complications in connection with our continued implementation and operation of information management software.

        In 2007, we continued our global implementation of a new comprehensive enterprise resource planning ("ERP") system to enhance operating efficiencies and provide more effective management of our business operations. Continuing and uninterrupted performance of our ERP system is critical to the success of our business strategy. Any material failure of our ERP system that interrupts or delays our operations could adversely impact our ability to do the following in a timely manner and have a material adverse effect on our operations:

  •
  report financial results;

  •
  accurately reflect inventory costs;

  •
  accept and process customer orders;

  •
  receive inventory and ship products;

  •
  invoice and collect receivables;

  •
  place purchase orders and pay invoices; and

  •
  accurately reflect all other business transactions related to the finance, order entry, purchasing, supply chain and human resource processes within the new ERP system.

Our goodwill may become impaired.

        As of December 31, 2007, we had $46.6 million of goodwill on our consolidated balance sheet. We perform an annual assessment of the carrying value of our goodwill for potential impairment using an independent third-party. A determination of impairment is made based upon the estimated future cash flows of the operations associated with goodwill, comparable company multiples and recent transactions involving similar entities. If goodwill is determined to be impaired in the future we would be required to record a charge to our results of operations. Factors we consider important which could result in an impairment include the following:

  •
  significant underperformance relative to historical or projected future operating results;

  •
  significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

  •
  significant negative industry or economic trends; and

  •
  our market capitalization relative to net book value.

Agreements we have with our employees, customers, consultants and other third parties may not afford adequate protection for our valuable intellectual property, confidential information and other proprietary information.

        Some of our most valuable assets include patents. In addition to patent protection, we also rely on, trade secrets, know-how, continuing technological innovation and licensing opportunities. In an effort to maintain the confidentiality and ownership of our customer's information, such as trade secrets, proprietary information and other customer confidential information, as well as our own, we often require our employees, consultants and advisors to execute confidentiality and proprietary information agreements. However, these agreements may not provide us with adequate protection against improper use or disclosure of confidential information and there may not be adequate remedies in the event of unauthorized use or disclosure. Furthermore, we may from time to time hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities we conduct. In some situations, our confidentiality and proprietary information agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisors have prior employment or consulting relationships. Although we require our employees and consultants to maintain the confidentiality of all proprietary information of their previous employers, these individuals, or we, may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations. Finally, others may independently develop substantially equivalent proprietary information and techniques causing some technologies that we develop to be patented by other companies. Our failure to protect our proprietary information and techniques may inhibit our ability to compete effectively and our investment in those technologies may not yield the benefits we expected. In addition, we may be subject to claims that we are infringing on the intellectual property of others. We could incur significant costs defending such claims and if we are unsuccessful in defending these claims, we may be subject to liability for infringement. To the extent that we are unable to protect confidential customer information, we may encounter material harm to our reputation and to our business.

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

        In June 2007, we completed the acquisition of two pharmaceutical manufacturing facilities in Aurangabad, India and Navi Mumbai, India ("AMRI India"). In February 2006, we completed the acquisition of ComGenex, a privately held drug discovery service company in Budapest, Hungary. These acquisitions may not be as beneficial to us as we currently expect. With regards to our strategic equity investments, we record an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions, poor operating results of underlying investments or the investees' inability to obtain additional financing could result in our inability to recover the carrying value of the investments, thereby requiring an impairment charge in the future.

Future acquisitions may disrupt our business and distract our management.

        We have engaged in a number of acquisitions and strategic investments, and we currently expect to continue to do so. For example, in June 2007 we completed the acquisition of AMRI India, consisting of two pharmaceutical manufacturing companies in India. Also, in February 2006, we completed the acquisition of ComGenex, a privately held drug discovery service company in Budapest, Hungary. However, we may not be able to identify additional suitable acquisition candidates, and if we do identify suitable candidates, we may not be able to make such acquisitions on commercially acceptable terms or at all. If we acquire another company, we may not be able to successfully integrate the acquired business into our existing business in a timely and non-disruptive manner or at all. We may have to devote a significant amount of time and resources to do so. Even with this investment of time and resources, an acquisition may not produce the revenues, earnings or business synergies that we anticipate. If we fail to integrate the acquired business effectively or if key employees of that business leave, the anticipated benefits of the acquisition would be jeopardized. The time, capital, management and other resources spent on an acquisition that fails to meet our expectations could cause our business and financial condition to be materially adversely affected. In addition, acquisitions can involve charges of significant amounts related to goodwill that could become impaired and adversely affect our results of operations.

We may not be able to effectively manage our international operations.

        We established contract research facilities in Singapore and Hyderabad, India in 2005, and have continued to expand our facilities in India in 2006 and 2007. In February 2006, we completed the acquisition of ComGenex, a privately held drug discovery service company in Budapest, Hungary. Additionally in June 2007, we acquired AMRI India. There are significant risks associated with the establishment of foreign operations, including, but not limited to: geopolitical risks, foreign currency exchange rates and the impact of shifts in the U.S. and local economies on those rates, compliance with local laws and regulations, the protection of our intellectual property and that of our customers, the ability to integrate our corporate culture with local customs and cultures, and the ability to effectively and efficiently supply our international facilities with the required equipment and materials. If we are unable to effectively manage these risks, these locations may not produce the revenues, earnings, or strategic benefits that we anticipate which could have a material adverse affect our business.

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

  •
  Dr. Thomas E. D'Ambra, our Chairman, Chief Executive Officer and President;

  •
  Mark T. Frost, our Chief Financial Officer and Treasurer;

  •
  Jonathan D. Evans, our Vice President, Pharmaceutical Development and Manufacturing;

  •
  Dr. Steven R. Hagen, our Vice President, Quality and Analytical Services; and

  •
  William Steven Jennings, our Senior Vice President, Sales, Marketing and Business Development;

  •
  Dr. Harold Meckler, our Vice President, Science & Technology;

  •
  Brian D. Russell, our Vice President, Human Resources;

  •
  Dr. Bruce J. Sargent, our Vice President, Discovery Research and Development; and

  •
  Dr. Michael P. Trova, our Senior Vice President, Chemistry.

        Although we have employment agreements with certain individuals listed above, we do not have employment agreements with all of our key employees. The loss of any of our key employees, including our scientists, may have a material adverse effect on our business.

We may be held liable for harm caused by drugs that we develop and test.

        We develop, test and manufacture drugs that are used by humans. If any of the drugs that we develop, test or manufacture harm people, we may be required to pay damages to those persons. Although we carry liability insurance, we may be required to pay damages in excess of the amounts of our insurance coverage. Damages awarded in a product liability action could be substantial and could have a material adverse effect on our financial condition.

We may be liable for contamination or other harm caused by hazardous materials that we use.

        Our research and development processes involve the use of hazardous materials. We are subject to Federal, state and local regulation governing the use, manufacture, handling, storage and disposal of hazardous materials. We cannot completely eliminate the risk of contamination or injury resulting from hazardous materials and we may incur liability as a result of any contamination or injury. We may also incur expenses relating to compliance with environmental laws. Such expenses or liabilities could have a material adverse effect on our financial condition.

        We completed an environmental remediation assessment associated with groundwater contamination at our Rensselaer, New York location. This contamination is associated with past practices at the facility prior to 1990, and prior to our investment or ownership of the facility. Ongoing costs associated with the remediation include biannual monitoring and reporting to the State of New York's Department of Environmental Conservation. Under the remediation plan, we are expected to pay for monitoring and reporting until 2014. Under a 1999 agreement with the facility's previous owner, our maximum liability under the remediation is $5.5 million. If the State of New York Department of Environmental Conservation finds that we fail to comply with the appropriate regulatory standards, it may impose fines on us which could have a material adverse effect on our operations.

If we fail to meet strict regulatory requirements, we could be required to pay fines or even close our facilities.

        All facilities and manufacturing techniques used to manufacture drugs in the United States must conform to standards that are established by the FDA. The FDA conducts unscheduled periodic inspections of our facilities to monitor our compliance with regulatory standards. If the FDA finds that we fail to comply with the appropriate regulatory standards, it may impose fines on us or, if the FDA determines that our non-compliance is severe, it may close our facilities. Any adverse action by the FDA could have a material adverse effect on our operations.

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

        Terrorist attacks or acts of war may cause damage or disruption to our company, our employees, our facilities and our customers, which could significantly impact our revenues, costs and expenses and financial condition. The potential for terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could materially adversely affect our business, results of operations, and financial condition in ways that we currently cannot predict.

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

        At February 29, 2008, our directors and officers beneficially owned or controlled approximately 15.0% of our outstanding common stock. Individually and in the aggregate, these stockholders significantly influence our management, affairs and all matters requiring stockholder approval. In particular, this concentration of ownership may have the effect of delaying, deferring or preventing an acquisition of us and may adversely affect the market price of our common stock.

Because our stock price may be volatile, our stock price could experience substantial declines.

        The market price of our common stock has historically experienced and may continue to experience volatility. Our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. In addition, the global economic and potential uncertainty have created significant additional volatility in the United States capital markets. This volatility and the recent market decline has affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance or their business prospects, and may adversely affect the price of our common stock.

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

We may experience disruptions in or the inability to source raw materials to support our production processes.

        We rely on independent suppliers for key raw materials, consisting primarily of various chemicals. We generally use raw materials available from more than one source. We could experience inventory shortages if we were required to use an alternative manufacturer on short notice, which could lead to raw materials being purchased on less favorable terms then we have with our regular supplier. A disruption in the supply of certain raw materials could disrupt production of certain of our products thereby adversely impacting our ability to market and sell such products and our ability to compete.

We may experience significant increases in operational costs out of our control.

        Costs for certain items which are needed to run our business, such as natural gas, energy and petroleum, have increased significantly in the past few years. As these cost increases are dependent on market conditions, and although we do our best to hedge these price increases, we may experience increases in our costs due to the volatility of prices and market conditions. Increases in these costs could negatively impact our results of operations.

We may be subject to foreign currency risks.

        Our global business operations give rise to market risk exposure related to changes in foreign exchange rates, interest rates, commodity prices and other market factors. If we fail to effectively manage such risks, it could have a negative impact on our consolidated financial statements.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2007 fiscal year.

ITEM 2.    PROPERTIES.

        Our principal manufacturing and research and development facilities are located in the United States. The aggregate square footage of our operating facilities is approximately 883,000 square feet, of which 543,000 square feet are owned and 340,000 square feet are leased. Set forth below is information on our principal facilities:

Location	Square Feet	Primary Purpose
Rensselaer, New York	276,000	Manufacturing & Research & Development
Albany, New York	268,000	Manufacturing, Research & Development and Administration
Aurangabad, India	95,000	Manufacturing
East Greenbush, New York	64,000	Manufacturing & Research & Development
Hyderabad, India	57,000	Research & Development
Bothell, Washington	33,000	Research & Development
Syracuse, New York	28,000	Manufacturing & Research & Development
Budapest, Hungary	27,000	Research & Development
Singapore	26,000	Research & Development
Fuzfo, Hungary	12,000	Research & Development
Mumbai, India	4,000	Administrative
Navi Mumbai, India	3,000	Manufacturing

        Our Rensselaer, NY facility and our Aurangabad and Navi Mumbai, India facilities are used in our Large-Scale Manufacturing ("LSM") segment as reported in the consolidated financial statements. All other facilities are used in our Discovery/Development/Small Scale Manufacturing ("DDS") segment, as reported in the consolidated financial statements. We consider these facilities to be in good condition and suitable for their purpose. The capacity associated with these facilities is adequate to meet our anticipated needs through 2008.

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

        AMR Technology, a subsidiary of the Company, along with Aventis Pharmaceuticals Inc., the U.S. pharmaceutical business of Sanofi-Aventis S.A., are involved in legal proceedings with several companies seeking to market or which are currently marketing generic versions of Allegra. Beginning in 2001, Barr Laboratories, Inc., Impax Laboratories, Inc., Mylan Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Inc., Dr. Reddy's Laboratories, Ltd./Dr. Reddy's Laboratories, Inc., Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., and Sandoz Inc. filed Abbreviated New Drug Applications ("ANDAs") with the FDA, to produce and market generic versions of Allegra products.

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

        On September 6, 2005, Barr Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. announced that they have entered into an agreement for the launch of Fexofenadine Hydrochloride 30 mg, 60 mg and 180 mg tablets, the generic version of Allegra tablets in the United States. The launch of the generic product is considered an "at-risk" launch due to the on-going litigation. This generic launch has had a material adverse impact on U.S. sales of Allegra by Sanofi-Aventis since the fourth quarter of 2005 and, in turn, the royalties earned by the Company on those sales. The launch has not had a material impact on non-U.S. sales of Allegra to date.

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

        Subsequent to the preliminary injunction proceeding in the District Court, Dr. Reddy's Laboratories and Mylan Pharmaceuticals have engaged in at-risk launches of generic fexofenadine products.

        Should the Company be unsuccessful in defending these patents, the Company would continue to experience a material decrease in operating cash flows and a material adverse effect on our results of operations and financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        During the fourth quarter of the fiscal year covered by this report, there were no matters submitted to a vote of security holders through solicitation of proxies or otherwise.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

        (a)    Market Information.    The Common Stock of the Company is traded on the Nasdaq National Market ("Nasdaq") under the symbol "AMRI." The following table sets forth the high and low closing prices for our Common Stock as reported by Nasdaq for the periods indicated:

Period	High	Low
Year ending December 31, 2007
First Quarter	$10.71	$9.06
Second Quarter	$15.32	$9.51
Third Quarter	$16.98	$11.57
Fourth Quarter	$18.20	$11.98
Year ending December 31, 2006
First Quarter	$12.44	$9.70
Second Quarter	$10.81	$9.22
Third Quarter	$10.41	$8.50
Fourth Quarter	$12.43	$9.19

Stock Performance Graph

        The following graph provides a comparison, from December 31, 2002 through December 31, 2007, of the cumulative total stockholder return (assuming reinvestment of any dividends) among the Company, the Nasdaq Stock Market (U.S. Companies) Index (the "Nasdaq Index") and the Nasdaq Pharmaceuticals Index (the "Pharmaceuticals Index"). The historical information set forth below is not necessarily indicative of future performance. Data for the Nasdaq Index and the Pharmaceuticals Index were provided to the Company by Nasdaq.

	Albany Molecular Research, Inc	Nasdaq Stock Market (U.S. Companies) Index	Nasdaq Pharmaceuticals Index
December 31, 2002	100.000	100.000	100.000
December 31, 2003	101.487	149.521	146.588
December 31, 2004	75.321	162.719	156.132
December 31, 2005	82.150	166.178	171.930
December 31, 2006	71.400	182.574	168.293
December 31, 2007	97.228	197.978	176.974

        (b)    Holders.

        The number of record holders of our Common Stock as of February 29, 2008 was approximately 194. We believe that the number of beneficial owners of our Common Stock at that date was substantially greater than 194.

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

        (d)    Equity Compensation Plan Information—The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2007:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	1,963,441	$20.95	1,410,667	(2)
Equity compensation plans not approved by security holders	—	—	—

Total	1,963,441	$20.95	1,410,667

(1)
Consists of the Company's 1998 Stock Option Plan and the Company's Employee Stock Purchase Plan ("ESPP"). Does not include purchase rights accruing under the ESPP because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period. Includes shares available for future issuance under the ESPP and Stock Option Plan.

(2)
Includes 1,088,914 shares available under the Stock Option Plan and 321,753 shares available under the ESPP.

ITEM 6.    SELECTED FINANCIAL DATA.

        The selected financial data shown below for the fiscal years ended December 31, 2007, 2006, and 2005 and as of December 31, 2007 and 2006, have been derived from our audited consolidated financial statements included in this Form 10-K. The selected financial data set forth below for the fiscal years ended December 31, 2004 and 2003 and as of December 31, 2005, 2004 and 2003 have been derived from our audited consolidated financial statements for those years, which are not included in this Form 10-K. The information should be read in conjunction with the Company's audited consolidated financial statements and related notes and other financial information included herein, including Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

	As of and for the Year Ending December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statement of Income (Loss) Data:
Contract revenue	$163,375	$152,783	$136,988	$121,554	$144,667
Recurring royalties	27,056	27,024	46,918	47,973	51,682
Milestone revenue	2,080	—	—	—	—

Total revenue	192,511	179,807	183,906	169,527	196,349
Cost of contract revenue	132,032	128,610	112,642	96,932	101,753
Write-down of library inventories	—	—	2,063	5,974	—

Total cost of contract revenue	132,032	128,610	114,705	102,906	101,753
Technology incentive award	2,784	2,783	4,695	4,789	5,183
Research and development	12,821	11,428	14,468	23,887	22,466
Selling, general and administrative	33,250	31,899	26,494	22,812	20,318
Property and equipment impairment	—	3,554	—	4,728	—
Goodwill impairment	—	—	—	14,494	—
Intangible asset impairment	—	—	—	3,541	—
Restructuring charge	273	2,431	—	1,184	—

Total costs and expenses	181,160	180,705	160,362	178,341	149,720

Income (loss) from operations	11,351	(898)	23,544	(8,814)	46,629
Equity in loss of unconsolidated affiliates	—	—	—	(65)	(372
Interest income, net	3,192	2,990	1,787	317	785
Minority interest in consolidated subsidiaries	—	—	—	—	133
Loss on equity investment	—	—	—	(1,274)	—
Other (loss) income, net	(158)	150	(185)	(18)	403

Income (loss) before income tax expense	14,385	2,242	25,146	(9,854)	47,578
Income tax expense	5,449	59	8,825	1,837	16,714

Net income (loss)	$8,936	$2,183	$16,321	$(11,691)	$30,864

Basic earnings (loss) per share	$0.28	$0.07	$0.51	$(0.37)	$0.97

Diluted earnings (loss) per share	$0.27	$0.07	$0.50	$(0.37)	$0.95

Weighted average common shares outstanding, basic	32,351	32,174	32,044	31,627	31,880

Weighted average common shares outstanding, diluted	32,626	32,427	32,334	31,627	32,366

Consolidated Balance Sheet Data:
Cash, cash equivalents and investment securities	$107,699	$107,164	$127,910	$133,749	$124,628
Property and equipment, net	158,028	153,202	151,078	145,753	146,639
Working capital	138,889	149,932	162,805	179,765	174,609
Total assets	386,654	375,493	383,150	376,892	390,945
Long-term debt, excluding current installments	4,080	13,993	18,521	48,603	53,129
Total stockholders' equity	334,566	318,455	313,061	295,476	301,935
Other Consolidated Data:
Capital expenditures	$17,747	$16,453	$19,166	$23,716	$30,554

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        We provide scientific services, technologies and products focused on improving the quality of life while delivering excellence, value and maximum return to our shareholders. Our core business consists of contract drug discovery, chemistry, and manufacturing services. In addition to our contract services, we also have a separate, stand-alone research and development division comprising proprietary technology investments, internal drug discovery and niche generic active pharmaceutical ingredient product development. We conduct proprietary research and development to discover new therapeutically active lead compounds with commercial potential. We anticipate that we would then license these compounds to third parties in return for up-front and service fees, and milestone payments as well as recurring royalty payments if these compounds are developed into new commercial drugs. Our proprietary research and development activities previously led us to license the worldwide rights to develop and commercialize potential products from the amine neurotransmitter reuptake inhibitor patents and technology identified in one of our proprietary research programs to Bristol-Myers Squibb Company ("BMS"), in October 2005. In addition, these activities also led to the development, patenting and 1995 licensing of a substantially pure form of, and a manufacturing process for, the active ingredient in the non-sedating antihistamine fexofenadine HCl marketed by Sanofi-Aventis S.A. as Allegra in the Americas and as Telfast elsewhere.

        Our total revenue for 2007 was $192.5 million, including $163.4 million from our contract service business, $2.1 from our milestones and $27.0 million from our royalties on sales of Allegra/Telfast. We generated $31.7 million in cash from operations and spent $11.9 million related to the acquisition of assets of Ariane Orgachem Private Limited and Ferico Laboratories Limited, collectively known as AMRI India Pvt. Limited ("AMRI India"). In addition, we spent $17.7 million in capital on our facilities and equipment, primarily related to the construction and outfitting of research facilities in Hyderabad, India and the modernization of manufacturing suites at our Rensselaer facility. In addition, we paid down $4.6 million in outstanding principal on our credit facilities. We recorded net income of $8.9 million in 2007. As of December 31, 2007, we had $107.7 million in cash, cash equivalents and investments and $14.0 million in bank and other related debt, carrying a blended interest rate of approximately 4.43%.

Strategy

        We provide contract services to many of the world's leading pharmaceutical and biotechnology companies. We derive our contract revenue from research and development expenditures and commercial manufacturing demands of the pharmaceutical and biotechnology industry. We continue to execute our long-term strategy to develop and grow a fully integrated global platform from which we can provide these services. In addition to existing research facilities in the United States, Hungary, Singapore and Hyderabad, India, we purchased large-scale manufacturing sites in India in June 2007 and completed the expansion of our research and development facilities in Hyderabad, India in September 2007.

        We continue to integrate our research and manufacturing facilities worldwide, increasing our access to key global markets and enabling us to provide our customers with a flexible combination of high quality services and competitive cost structures to meet their individual outsourcing needs. We seek comprehensive research and/or supply agreements with our customers, incorporating several of our service offerings and spanning across the entire pharmaceutical research and development process. Our research facilities provide discovery, chemical development, analytical, and small-scale current Good Manufacturing Practices ("cGMP") manufacturing services. Compounds discovered and developed in our research facilities can then be more easily transitioned to production at our large-scale manufacturing facilities for use in clinical trials and, ultimately, commercial sales if the product meets regulatory approval. We believe that the ability to partner with a single provider of pharmaceutical research and development services from discovery through commercial production is of significant benefit to our customers. Through our comprehensive service offerings, we are able to provide customers with a more efficient transition of experimental compounds through the research and development process, ultimately reducing the time and cost involved in bringing these compounds from concept to market.

        Our global platform increases our market share and allows us to maintain and grow margins. In addition to our globalization, we continue to implement process efficiencies, including our implementation of a Lean-to-Excellence campaign, along with efforts to strengthen our sourcing. We believe these factors will drive higher margins.

        We conduct proprietary research and development to discover new therapeutically active lead compounds with commercial potential. We anticipate that we would then license these compounds to third parties in return for up-front and service fees and milestone payments, as well as recurring royalty payments if these compounds are developed into new commercial drugs. In addition, research and development is performed at our large-scale manufacturing facility related to the potential manufacture of new products, the development of processes for the manufacture of generic products with commercial potential, and the development of alternative manufacturing processes.

        In recent years, we have experienced increased demand in the areas of developmental and small-scale cGMP manufacturing services, reflecting a reduction in budgetary constraints and their increased efforts to bring identified compounds into clinical trials on the part of our emerging pharmaceutical and biotechnology customers. During this timeframe, in recognition of increased competition and consolidation within the pharmaceutical industry, we established lower-cost international operations in Hungary, Singapore and India. Contract service providers that were not able to offer a cost competitive product were forced to exit or significantly reduce their presence in the marketplace during this time.

        In addition to the longer-term trend of growth in development and small-scale cGMP manufacturing services discussed above, we have more recently seen an increased trend in demand for our discovery services, as our ability to provide high-quality services under a variety of business models and cost structures by incorporating our international facilities has been well-received by our customers. We currently expect the trend of increased worldwide demand for our services to continue in 2008, and we expect to continue to expand our global service platform to meet the needs of our customers. In 2007, we completed the construction of a 50,000 square foot research center focusing primarily on drug development, synthesis and medicinal support services at the Shapoorji Pallonji Biotech Park in Hyderabad, India. Additionally, we commenced a 10,000 square foot expansion of our Singapore Research Center in early 2008. In addition to increasing existing discovery service capabilities, the expansion of our Singapore Research Center will also include the introduction of in vitro biology services at the facility.

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

        The recurring royalties we receive on the sales of Allegra/Telfast have historically provided a material portion of our revenues, earnings, and operating cash flows. The at-risk launch of generic fexofenadine had a material adverse impact on U.S. sales of Allegra in 2006, resulting in a 42% decrease in our royalty revenues for 2006 compared to 2005. Allegra royalty revenues remained flat in 2007 compared with amounts recognized in 2006. We currently expect 2008 Allegra royalty revenues to remain flat or decrease slightly from amounts recognized in 2007. We have experienced a decrease in earnings and operating cash flows from levels experienced prior to the 2005 at-risk launch as we continue to develop our business in an effort to supplement the revenues, earnings and operating cash flows that have historically been provided by Allegra/Telfast royalties.

Results of Operations

Operating Segment Data

        We have organized our sales, marketing and production activities into the Discovery/Development/Small Scale Manufacturing ("DDS") and Large Scale Manufacturing ("LSM") segments based on the criteria set forth in Statement of Financial Accounting Standards ("SFAS") No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." We rely on an internal management accounting system to report results of these segments. The accounting system includes revenue and cost information by segment. We make financial decisions and allocate resources based on the information we receive from this internal system. The DDS segment includes activities such as drug lead discovery, optimization, drug development and small scale commercial manufacturing. The LSM segment include pilot to commercial scale manufacturing of active pharmaceutical ingredients and intermediates and high potency and controlled substance manufacturing. The manufacturing performed at our Rensselaer facility is in compliance with cGMP.

Contract Revenue

        Contract revenue consists primarily of fees earned under contracts with third-party customers. Our contract revenues for our DDS and LSM segments were as follows:

	Year Ended December 31,
	2007	2006	2005
	(in 000's)
DDS	$87,063	$75,777	$55,645
LSM	76,312	77,006	81,343

Total	$163,375	$152,783	$136,988

        DDS contract revenue for the year ended December 31, 2007 was $87.1 million, an increase of $11.3 million or 14.9% compared to contract revenue of $75.8 million for the same period in 2006. This increase is primarily due to an increase in contract revenue from development and small-scale manufacturing services of $9.2 million, as customers continue to focus on development-stage projects. In addition, discovery services revenue increased $2.1 million due to increased demand for these services, as our ability to offer various combinations of services and cost structures at our U.S. and international locations continues to gain acceptance in the worldwide marketplace. We expect the growth trends in both discovery services and development and small-scale manufacturing services to continue in 2008.

        LSM contract revenue decreased by $0.7 million, or 0.9%, to $76.3 million for the year ended December 31, 2007 as compared to $77.0 million for the same period in 2006. The decrease in contract revenue was primarily attributable to the decrease in sales to GE Healthcare of $2.6 million due to the timing of customer requirements, along with a decrease in revenue from the production of clinical supply materials for use in advanced stage human trials of $1.7 million. These decreases were offset, in part, by an increase in incremental revenues from our June 2007 AMRI India acquisition, coupled with commercial sales of $1.4 million. We expect LSM contract revenue in 2008 to increase slightly from amounts recognized in 2007 due to a full year of revenue from our AMRI India acquisition.

        DDS contract revenue for the year ended December 31, 2006 was $75.8 million, an increase of $20.2 million or 36.2% compared to contract revenue of $55.6 for the same period in 2005. The increase in contract revenue was primarily attributable to an increase in discovery services revenue of $12.1 million or 44% due to the recognition of license fee and FTE services revenues resulting from our License and Research Agreement with BMS, strong worldwide demand for discovery services provided through both our U.S. and Singapore facilities, and the addition of $8.1 million in revenue from our 2006 acquisition of ComGenex Kutato-Fejleszto Rt. ("AMRI Hungary"). In addition, contract revenue from chemical development, small-scale cGMP manufacturing and analytical services increased by $8.1 million or 29% as our customers continue to focus on development-stage projects and demand for development services provided through our India facility increased.

        LSM contract revenue decreased by $4.3 million, or 5.3%, to $77.0 million in 2006 compared to $81.3 in 2005. The decrease in contract revenue was primarily attributable to the discontinuation of purchases of one of LSM's products by GE Healthcare in the second quarter of 2005. Sales of this product totaled $17.0 million in 2005, which represented 21% of 2005 LSM revenue, and 12% of total contract revenue for the year ended December 31, 2005. The decrease was largely offset by an increase in demand for clinical supply products for advanced stage human trials as we shift the focus of our large-scale manufacturing operations. Clinical supply manufacturing revenues were $24.3 million in 2006, or 32% of total LSM revenue, compared to $17.9 million in 2005, or 22.0% of total LSM revenue. The decrease is further offset by a $5.5 million increase in sales of commercial products to customers other than GE due to the timing of customer requirements.

Recurring Royalties

        We earn royalties under our licensing agreement with Sanofi-Aventis S.A. for the active ingredient in Allegra/Telfast. Royalties were as follows:

Year Ended December 31,
2007	2006	2005
(in 000's)
$27,056	$27,024	$46,918

        Recurring royalties, which are based on the worldwide sales of fexofenadine HCI, marketed as Allegra in the Americas and Telfast elsewhere, as well as on the sales of Sanofi-Aventis' authorized generics, slightly increased to $27.1 million for the year ended December 31, 2007 from $27.0 million in 2006.

        Recurring royalties decreased 42.4% to $27.0 million for the year ended December 31, 2006 from $46.9 million for 2005. The decrease is primarily attributable to the impact of the at-risk launch of generic fexofenadine by Barr Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd.

        The recurring royalties we receive on the sales of Allegra/Telfast have historically provided a material portion of our revenues, earnings, and operating cash flows. During 2006 and 2007, we experienced a decrease in revenues, earnings, and operating cash flows from historical levels due to the impact of the "at-risk" launch of generic fexofenadine by Barr Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. on U.S. sales of Allegra by Sanofi-Aventis. We currently expect royalty revenues for 2008 to remain flat or decrease slightly from amounts recognized in 2007. We continue to develop our business in an effort to supplement the revenues, earnings and operating cash flows that have historically been provided by Allegra/Telfast royalties. We continue to forcefully and vigorously defend our intellectual property related to Allegra, and we continue to pursue our intellectual property rights as patent infringement litigation progresses. However, should we or Aventis be unsuccessful in defending these patents we would continue to experience a material decrease from historic royalty revenues and operating cash flows. Furthermore, an at-risk launch of a generic version of Allegra-D by a generic competitor could result in further material decreases in royalty revenues.

Milestone revenue

        Milestone revenue is earned for achieving certain milestones included in licensing and research agreements with certain customers. Milestone revenues were as follows:

Year Ended December 31,
2007	2006	2005
(in 000's)
$2,080	$—	$—

        Milestone revenue received during the year ended December 31, 2007 is primarily due to a milestone payment of $1.5 million in conjunction with the Company's license and research agreement with BMS. This milestone payment was triggered by a compound being developed under the agreement proceeding into pre-clinical development. An additional $0.5 million of milestone revenue was recognized during the fourth quarter of 2007 from a collaborative research agreement.

Cost of Contract Revenue

        Cost of contract revenue consists primarily of compensation and associated fringe benefits for employees, as well as chemicals, depreciation and other indirect project related costs. Cost of contract revenue for our DDS and LSM segments were as follows:

	Year Ended December 31,
	2007	2006	2005
	(in 000's)
DDS	$63,091	$53,591	$45,179
LSM	68,941	75,019	69,526

Total	$132,032	$128,610	$114,705

DDS Gross Margin	27.5%	29.3%	18.8%

LSM Gross Margin	9.7%	2.6%	14.5%

Total Gross Margin	19.2%	15.8%	16.3%

        DDS contract revenue gross margin was 27.5% for the year ended December 31, 2007, compared to 29.3% in 2006. The decrease in gross margin largely resulted from underutilized capacity at some of our international locations, offset in part, by an increase in contract revenues in relation to the fixed cost components of DDS contract business. We expect DDS contract revenue gross margins to increase in 2008 due to increases in contract revenues both domestically and internationally in relation to the fixed costs at these locations.

        LSM contract revenue gross margin increased to 9.7% for the year ended December 31, 2007 compared to 2.6% in 2006. The increase is primarily due to process efficiencies as well as the recognition of operating cost savings resulting from the November 2006 restructuring of this segment. This increase was offset, in part, by a decrease in margin resulting from start up costs associated with our acquisition of AMRI India. We expect gross margins in the LSM segment to improve slightly in 2008, from our continued implementation of cost savings and process efficiencies in our Rensselaer facilities and from fully integrating AMRI India into our LSM segment. This improvement will be offset, in part, by a decrease in margins in relation to price concessions to our largest customer, GE

Healthcare. Although these price concessions are expected to decrease our gross margin, we believe this strengthens our ability to retain this customer for future business.

        DDS contract revenue gross margin was 29.3% for the year ended December 31, 2006, compared to 18.8% in 2005. The increase in gross margin largely resulted from the increase in contract revenues in relation to the fixed cost components of DDS contract business, including the addition of license fee revenues associated with our Licensing and Research Agreement with BMS. The recognition of license fees contributed approximately $2.9 million to DDS contract revenue for 2006, with no corresponding incremental cost. We also realized margin contributions on services performed at AMRI Hungary. DDS contract gross margin was also favorably impacted by a $1.2 million decrease in the amortization of the Company's chemical compound and natural product library inventories for the year ended December 31, 2006, due to the impairment of these libraries in the fourth quarter of 2005. This item was offset by increased salary and benefit expenses due to annual merit increases and the recognition of additional share-based compensation expense under SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123(R)").

        LSM contract revenue gross margin decreased to 2.6% for the year ended December 31, 2006 compared to 14.5% in 2005. The decrease was due to the impact of the transition of our large-scale manufacturing facility from specializing in the repetitive manufacturing of commercial products to the non-repetitive manufacturing of clinical supply compounds for numerous customers for use in clinical trials. In November 2006 we announced a restructuring plan to realign the facility's operations and cost structure with this business model. The goal of the restructuring plan was to improve the efficiency and profitability of the LSM operating segment by eliminating overlap in business processes, organization and project process flow, as well as leveraging existing resources and assets.

Technology Incentive Award

        We maintain a Technology Development Incentive Plan, the purpose of which is to stimulate and encourage novel innovative technology development by our employees. This plan allows eligible participants to share in a percentage of the net revenue earned by us relating to patented technology with respect to which the eligible participant is named as an inventor or made a significant intellectual contribution. To date, the royalties from Allegra are the main driver of the awards. Accordingly, as the creator of the technology, the award is currently payable primarily to Dr. Thomas D'Ambra, the Chief Executive Officer and President of the Company. The incentive awards were as follows:

Year Ended December 31,
2007	2006	2005
(in 000's)
$2,784	$2,783	$4,695

        The technology incentive award expense remained flat for the year ended December 31, 2007 compared to 2006. The majority of expense in both years is primarily due to the incentive paid on Allegra royalty revenue. Additionally in 2006, the Company recorded expense for incentives paid to employees involved in the development of our proprietary amine neurotransmitter reuptake inhibitors resulting from the licensing of this technology to BMS, while in 2007 recorded expense related to awards granted in relation to a milestone payment from BMS for the same project. We expect technology incentive award expense to generally fluctuate directionally and proportionately with fluctuations in Allegra royalties in future periods.

        The technology incentive award expense decreased 40.7% to $2.8 million for the year ended December 31, 2006, compared to $4.7 million for 2005. The decrease was directly attributable to the continued decrease in Allegra royalties in 2006, partially offset by technology incentive awards paid to employees involved in the development of our proprietary amine neurotransmitter reuptake inhibitors as a result of the successful licensing of this technology to BMS.

Research and Development

        Research and development ("R&D") expense consists of compensation and benefits for scientific personnel for work performed on proprietary technology R&D projects, costs of chemicals and other out of pocket costs, and overhead costs. We utilize our expertise in small molecule chemistry, biocatalysis and natural product technologies to perform our internal research and development projects. The goal of these programs is to discover new compounds with commercial potential. We would then seek to license these compounds to a third party in return for a combination of up-front license fees, milestone payments and recurring royalty payments if these compounds are successfully developed into new drugs and reach the market. In addition, research and development is performed at our large-scale manufacturing facility related to the potential manufacture of new products, the development of processes for the manufacture of generic products with commercial potential, and the development of alternative manufacturing processes. Research and development expenses were as follows:

Year Ended December 31,
2007	2006	2005
(in 000's)
$12,821	$11,428	$14,468

        Research and development expenses increased 12.2% to $12.8 million for the year ended December 31, 2007 from $11.4 million for 2006. The increase in R&D expense during the year ended December 31, 2007 is due primarily to the progression of one of our compounds from our proprietary oncology research program to the advanced preclinical testing phase. On October 30, 2006, we announced the selection of a compound from our proprietary oncology research program for advanced preclinical testing, with the goal of submitting an Investigational New Drug Application ("IND") with the U.S. Food and Drug Administration ("FDA"). Our current goal is to submit this IND in 2008. In addition, R&D expense increased due to incremental costs related to the development of active pharmaceutical ingredients to be used in the manufacturing of specialty generic drugs. We currently expect R&D expense to increase in 2008 as we continue to advance our oncology compound towards an IND submission with the FDA. Additionally, we expect increased costs associated with the continued development of specialty generics, as well as researching and developing processes to manufacture intermediates at our AMRI India facility. These intermediates have historically been purchased from third parties to be used at our domestic locations.

        Projecting completion dates and anticipated revenue from our internal research programs is not practical at this time due to the early stages of the projects and the inherent risks related to the development of new drugs. Our proprietary amine neurotransmitter reuptake inhibitor program, which was our most advanced project at that time, was licensed to BMS in October 2005 in exchange for up-front license fees, contracted research services, and the rights to future milestone and royalty payments. We also continue to utilize our proprietary technologies to further advance other early to middle-stage internal research programs in the fields of oncology, irritable bowel syndrome/emesis, obesity, immunosuppresion and inflammation, with a view to seeking a licensing partner for these programs at an appropriate research or developmental stage.

        We budget and monitor our research and development costs by type or category, rather than by project on a comprehensive or fully allocated basis. In addition, our research and development expenses are not tracked by project as it benefits multiple projects or our technology platform. Consequently, fully loaded R&D cost summaries by project are not available.

        Research and development expenses decreased 21.0% to $11.4 million for the year ended December 31, 2006 from $14.5 million for 2005. The decrease in R&D expense during the year ended December 31, 2006 was due primarily to the out-licensing of our CNS programs, which represented our most significant investment in R&D in 2005, to BMS in October 2005. As a result, after signing the agreement in October 2005, we did not incur significant R&D expenditures that would have been necessary to further advance these programs. In addition, certain costs associated with these programs, primarily consisting of compensation, employee benefits, and overhead costs related to our scientific personnel working on these programs, have been allocated to cost of contract revenue due to the contract research we are performing for BMS in conjunction with the licensing and research agreement.

Selling, General and Administrative

        Selling, general and administrative expenses consist of compensation and related fringe benefits for marketing, operational and administrative employees, professional service fees, marketing costs and costs related to facilities and information services. Selling, general and administrative expenses were as follows:

Year Ended December 31,
2007	2006	2005
(in 000's)
$33,250	$31,899	$26,494

        The increase in selling, general and administrative expenses in 2007 is primarily due to an increase in compensation and benefits expense related to the addition of business development personnel worldwide, the addition of incremental administrative costs incurred at AMRI India and the addition of administrative support staff at our Singapore and Hyderabad, India locations. These increases were partially offset by a decrease in data processing costs associated with the implementation of our enterprise resource planning ("ERP") system. Selling, general and administrative expenses are expected to increase in 2008 primarily due to increased business development personnel costs and a full year of expenses related to AMRI India.

        The increase in selling, general and administrative expenses in 2006 was primarily due to the addition of incremental administrative costs incurred at AMRI Hungary, an increase in salaries and benefits expense due to the addition of administrative and business development personnel and the recognition of additional share-based compensation expense under SFAS No. 123(R), as well as an increase in costs due to the implementation and maintenance of our ERP system. These increases were partially offset by a decrease from a refund of property taxes at our Mt. Prospect facility and an incremental decrease in our Singapore expenses.

Restructuring Charges

Large Scale Manufacturing Restructuring

        On November 9, 2006, we announced plans to initiate a restructuring of our LSM business segment. Consistent with our continued strategy of realigning the LSM segment toward a greater focus on manufacturing clinical trial materials with strong commercial potential, the goals of the restructuring plan were to strengthen our competitiveness in this area and reduce operating costs by eliminating overlap in business processes, organization and project process flow, as well as leveraging existing resources and assets. The restructuring plan included a reduction of workforce, as well as reductions of non-essential operating expenses, raw material costs and future capital expenditure activities. We estimated that total large scale costs will be reduced by $5.0 million annually as a result of this restructuring. We recorded a restructuring charge of approximately $2.4 million in the fourth quarter of 2006, including a non-cash asset disposal charge of approximately $1.6 million, and other charges of approximately $0.8 million consisting primarily of termination benefits. We recorded additional restructuring charges of $0.3 million in the first nine months of 2007, consisting of additional termination benefits associated with the restructuring.

        The large scale restructuring costs are included under the caption restructuring charge in the consolidated statements of operations during 2007 and 2006, and the restructuring liabilities are included in accounts payable and accrued expenses on the consolidated balance sheets at December 31, 2007 and 2006.

        The following table displays the restructuring activity and liability balances:

	Balance at January 1, 2007	Charges	Incurred Amounts	Balance at December 31, 2007
	(in 000's)
Termination benefits	$682	273	(815)	$140
Asset disposal costs	382	—	(382)	—

Total	$1,064	$273	$(1,197)	$140

	Balance at January 1, 2006	Charges	Incurred Amounts	Balance at December 31, 2006
	(in 000's)
Termination benefits	$—	874	(192)	$682
Asset disposal costs	—	1,557	(1,175)	382

Total	$—	$2,431	$(1,367)	$1,064

        Termination benefits relate to severance packages, outplacement services and career counseling for employees affected by the restructuring. Asset disposal costs related primarily to the carrying value of underutilized assets that were identified for disposal in conjunction with the restructuring plan.

        The large scale manufacturing restructuring activity was recorded in the LSM operating segment. The net cash outflow related to the large scale manufacturing restructuring for the years ended December 31, 2007 and 2006 were $0.8 million and $0.1 million, respectively. Anticipated cash outflows related to the large scale manufacturing restructuring for 2008 are $0.1 million, which primarily consists of the payment of termination benefits.

Mt. Prospect Restructuring and Impairment Charges

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

        During the fourth quarter of 2006, we secured a letter of intent related to the potential sale of the Mt. Prospect facility. We recorded impairment charges of approximately $3.5 million during 2006 to reduce the carrying amount of these assets to reflect the sales price per the letter of intent less estimated selling costs. We completed the sale of the facility in March 2007 for $1.5 million.

Interest income, net

	Year Ended December 31,
(in thousands)
	2007	2006	2005
Interest expense	$(853)	$(985)	$(1,772)
Interest income	4,045	3,975	3,559

Interest income, net	$3,192	$2,990	$1,787

        Interest expense decreased to $0.9 million for the year ended December 31, 2007 from $1.0 million for 2006. The decrease was primarily due to the reduction of outstanding interest-bearing debt balances in 2007.

        Interest expense decreased to $1.0 million for the year ended December 31, 2006 from $1.8 million for 2005. The decrease was primarily due to the pay-down of the $25.5 million outstanding balance on the Company's line of credit in the third quarter of 2005.

        Interest income remained constant at $4.0 million for the year ended December 31, 2007 as compared to 2006 as increases in the average balances of interest-bearing cash and investments held by the Company were offset by decreases in the interest rates earned on these balances in 2007.

        Interest income increased to $4.0 million for the year ended December 31, 2006 from $3.6 million for 2005. The increase was due to increases in the rates earned on investment securities, interest bearing cash accounts and other short-term cash equivalents, partially offset by decreases in the underlying interest-earning balances held by the Company.

Income tax expense

Year Ended December 31,
2007	2006	2005
(in 000's)
$5,449	$59	$8,825

        Income tax expense increased to $5.4 million for the year ended December 31, 2007, due primarily to an increase in pre-tax income of $12.1 million. The Company's effective tax rate increased to 37.9% of pre-tax income for the year ended December 31, 2007 from 2.6% of pre-tax income for the year ended December 31, 2006. The increase is due to an increase in pre-tax income in relation to the Company's deductible items and non-taxable earnings, which remained consistent in 2007, along with changes in the composition of taxable income in relation to the applicable tax rates at our various international locations. We expect the effective tax rate to approximate 35% of pre-tax income for 2008.

        Income tax expense was $59,000 for the year ended December 31, 2006, compared to $8.8 million for 2005. The overall decrease in income tax expense was primarily attributable to a decrease in pre-tax income. The Company's effective tax rate decreased to 2.6% of pre-tax income for the year ended December 31, 2006 from 35.1% of pre-tax income for the year ended December 31, 2005. The decrease was due to the consistency of the Company's deductible items and non-taxable earnings and a decrease in pre-tax income, as well as the benefit recognized from tax holidays that the Company has been granted on earnings from certain foreign operations.

Liquidity and Capital Resources

        We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities. During 2007, we generated cash of $31.7 million from operating activities. The primary sources of operating cash flows are increased contract and milestone revenues in 2007 and decrease in accounts receivable due to the timing of cash collections. The primary uses of operating cash flows are the payment of compensation and benefits to both scientific and administrative personnel, purchases of inventory and supplies, and payment of occupancy costs and income taxes.

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

        During 2007, we used $9.8 million in cash for investing activities, primarily consisting of $17.7 million for the acquisition of property and equipment and $11.9 million related to the acquisition of AMRI India, partially offset by proceeds from sales and maturities of investment securities, net of purchases of these securities, of $18.8 million. During 2007, we used $3.0 million for financing activities, consisting primarily of $4.6 million in long-term debt repayments, offset, in part, by $1.4 million provided by proceeds from stock option exercises and stock purchase plan withholdings.

        Working capital was $138.9 million as of December 31, 2007, compared to $149.9 million at December 31, 2006. The primary reasons for the decrease were the use of cash and investments to fund capital expenditures, the acquisition of AMRI India and the maturity of a portion of the Company's long-term debt. These decreases were partially offset by a decrease in deferred revenue due primarily to the recognition of deferred up-front licensing fees received in conjunction with our licensing and research agreement with BMS. We believe we have mitigated a potentially significant risk associated with auction rate securities, which are included in investment securities, available-for-sale, on our consolidated balance sheet, by reducing our balance of these types of securities from $28.0 million at December 31, 2007 to $7.8 million at February 29, 2008.

        Total capital expenditures for the year ended December, 31 2007 were $17.7 million as compared to $16.5 million for the year ended December 31, 2006. Capital expenditures in 2007 were primarily related to the construction of our research facilities in Singapore and Hyderabad, India and modernization of our large-scale manufacturing facilities. For 2008, we expect to incur $15.0–$20.0 million in capital expenditures, primarily related to the expansion of our research facilities in Singapore and the addition or replacement, as appropriate, of equipment for our domestic discovery, development, small-scale manufacturing, and large scale manufacturing services.

        We entered into a credit facility consisting of a $30.0 million term loan and a $35.0 million line of credit to fund the acquisition of AMRI Rensselaer, Inc. ("AMRI Rensselaer") (formerly known as Organichem) during 2003. The term loan matured in February, 2008. We are currently negotiating a refinancing of this debt, which would include converting debt into a revolving line of credit. This negotiation is expected to be completed during the first quarter of 2008. As of December 31, 2007, the interest rate on $7.1 million of the outstanding term loan balance was 4.36% and the interest rate on the remaining $2.5 million was 6.20%. On June 30, 2005, the Company amended the credit facility to extend the maturity date on the line of credit from February 2006 to June 2010. The line of credit bears interest at a variable rate based on the Company's leverage ratio. As of December 31, 2007, the outstanding balance of the line of credit was $0. The credit facility contains certain financial covenants, including a maximum leverage ratio, a minimum required operating cash flow coverage ratio, a minimum earnings before interest and taxes to interest ratio and a minimum current ratio. Other covenants include limits on asset disposals and the payment of dividends. As of December 31, 2007 and 2006, we were in compliance with all covenants under the credit facility.

        Working capital was $149.9 million as of December 31, 2006, compared to $162.8 million at December 31, 2005. The primary reasons for the decrease were the use of cash and investments to fund capital expenditures, the acquisition of AMRI Hungary, and a decrease in the carrying value of our held-for-sale Mt. Prospect facility. These decreases were partially offset by a decrease in deferred revenue, due primarily to the recognition of deferred up-front licensing fees received in conjunction with our Licensing and Research Agreement with BMS as well as the completion of the revenue recognition process on several fixed fee contracts, and an increase in accounts receivable due to the timing of invoicing and collecting on sales to customers.

        Total capital expenditures for the year ended December 31, 2006 were $16.5 million as compared to $19.2 million for the year ended December 31, 2005. Capital expenditures in 2006 were primarily related to the construction of our research facilities in Singapore and India, development of an ERP system and expansion and modification of our large-scale manufacturing facilities.

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

        We continue to pursue the expansion of our operations through internal growth and strategic acquisitions. We expect that such activities will be funded from existing cash and cash equivalents, cash flow from operations, the issuance of debt or equity securities and borrowings. Future acquisitions, if any, could be funded with cash on hand, cash from operations, borrowings under our credit facility and/or the issuance of equity or debt securities. There can be no assurance that attractive acquisition opportunities will be available to us or will be available at prices and upon such other terms that are attractive to us. We regularly evaluate potential acquisitions of other businesses, products and product lines and may hold discussions regarding such potential acquisitions. As a general rule, we will publicly announce such acquisitions only after a definitive agreement has been signed. In addition, in order to meet our long-term liquidity needs or consummate future acquisitions, we may incur additional indebtedness or issue additional equity or debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to us or at all. The failure to raise the funds necessary to finance our future cash requirements or consummate future acquisitions could adversely affect our ability to pursue our strategy and could negatively affect our operations in future periods. Furthermore, a continued decrease in royalties from Allegra would negatively affect our cash flow from operations and financial condition in future periods.

Off Balance Sheet Arrangements

        We do not use special purpose entities or other off-balance sheet financing techniques that we believe have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital resources.

Contractual Obligations

        The following table sets forth our long-term contractual obligations and commitments as of December 31, 2007.

Payments Due by Period (in thousands)

	Total	Under 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt (principal)(1)	$13,981	$9,900	$530	$560	$2,990
Long-Term Debt (interest)(1)	1,441	447	269	230	495
Operating Leases	11,098	3,156	4,194	2,668	1,080
Purchase Commitments	15,165	15,165	—	—	—
Pension Plan Contributions	303	303	—	—	—

(1)
As noted in Liquidity and Capital Resources, the Company is negotiating a refinancing of its current debt agreement. The amounts shown are based on the current arrangement at current interest rates.

Related Party Transactions

Technology Development Incentive Plan

        In 1993, we adopted a Technology Development Incentive Plan to provide a method to stimulate and encourage novel innovative technology development. To be eligible to participate, the individual must be an employee and must be the inventor of, co-inventor of, or have made a significant intellectual contribution to novel technology that results in new revenues received by us. Eligible participants will share in awards based on a percentage of the licensing, royalty or milestone revenue received by us, as defined by the Plan.

        In 2007, 2006 and 2005 we awarded Technology Incentive Compensation primarily to Thomas D'Ambra, our Chairman, President and Chief Executive Officer and the inventor of the terfenadine carboxylic acid metabolite technology, which is covered by the Company's patents relating to the active ingredient in Allegra. Additionally, in 2006 we awarded Technology incentive compensation to employees involved in the development of our proprietary amine neurotransmitter reuptake inhibitors as a result of the successful licensing of this technology to BMS. In addition, in 2007 awards were granted in relation to the milestone payment from BMS made pursuant to the licensing and research agreement between the Company and BMS. The amounts awarded and included in the consolidated statements of income for the years ended December 31, 2007, 2006 and 2005 are $2.8 million, $2.8 million and $4.7 million, respectively. Included in accrued compensation in the accompanying consolidated balance sheets, at December 31, 2007 and 2006, are unpaid Technology Development Incentive Compensation awards of approximately $0.7 million and $0.6 million, respectively.

Telecommunication Services

        A member of the Company's board of directors is the Chief Executive Officer of one of the providers of telephone and internet services to the Company. This telecommunications company was paid approximately $228,000, $156,000 and $194,000 for services rendered to the Company in 2007, 2006 and 2005, respectively.

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

Contract Revenue Recognition

        Our contract revenue consists primarily of fees earned under contracts with third-party customers and reimbursed expenses under such contracts. We also seek to include provisions in certain contracts that contain a combination of up-front licensing fees, milestone and royalty payments should our proprietary technology and expertise lead to the discovery of new products that reach the market. Reimbursed expenses consist of chemicals and other project specific costs. Generally, our contracts may be terminated by the customer upon 30 days' to one year's prior notice, depending on the size of the contract. We analyze our agreements to determine whether the elements can be separated and accounted for individually or as a single unit of accounting in accordance with Emerging Issues Task Force ("EITF") No. 00-21, "Revenue Arrangements with Multiple Deliverables", and SAB 104, "Revenue Recognition". Allocation of revenue to individual elements which qualify for separate accounting is based on the estimated fair value of the respective elements.

        We generate contract revenue on the following basis:

        Full-time Equivalent (FTE).    An FTE agreement establishes the number of our employees contracted for a project or a series of projects, the duration of the contract period, the price per FTE, plus an allowance for chemicals and other project specific costs, which may or may not be incorporated in the FTE rate. FTE contracts can run in one month increments, but typically have terms of six months or longer. Our FTE contracts typically provide for annual adjustments in billing rates for the scientists assigned to the contract. These contracts involve our scientists providing services on a "best efforts" basis in a project that involves a research component with a timeframe or outcome that has some level of unpredictability. There are no fixed deliverables that must be met for payment as part of these services. As such, we recognize revenue under FTE contracts on a monthly basis as services are performed according to the terms of the contract.

        Time and Materials.    Under a time and materials contract we charge our customers an hourly rate plus reimbursement for chemicals and other project specific costs. We recognize revenue for time and material contracts based on the number of hours devoted to the project multiplied by the customer's billing rate plus other project specific costs incurred.

        Fixed-Fee.    Under a fixed-fee contract we charge a fixed agreed upon amount for a deliverable. Fixed-fee contracts have fixed deliverables upon completion of the project. Typically, we recognize revenue for fixed-fee contracts after projects are completed, delivery is made and title transfers to the customer, and collection is reasonably assured. In certain instances, our customers request that we retain materials produced upon completion of the project due to the fact that the customer does not have a qualified facility to store those materials. In these instances, the revenue recognition process is considered complete when necessary project documentation (batch records, Certificates of Analysis, etc.) has been delivered to the customer and payment has been collected.

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

        Deferred Revenue.    Deferred revenue represents monies received for services that have not yet been performed as well as customer billings related to completed production which has not yet shipped. As an added service, we temporarily store completed cGMP production at our facilities for certain customers. Under these arrangements, upon completion of the customer project we typically will enter into a storage agreement with the customer. We will temporarily store and subsequently ship the completed production, often in multiple shipments to multiple sites. The revenue related to these arrangements is typically recognized at the time the products are ultimately shipped, however, in certain instances, the revenue recognition process is considered complete when necessary project documentation (batch records, Certificates of Analysis, etc.) has been delivered to the customer and payment has been collected, as noted above.

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

Restructuring Charges

        We account for our restructuring costs as required by SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred, except for one-time termination benefits that meet certain requirements.

Inventory

        Inventory consists primarily of commercially available fine chemicals used as raw materials, work-in-process and finished goods in our large-scale manufacturing plant. Large-scale manufacturing inventories are valued based on standard costs as they are produced on a first-in, first-out (FIFO) basis. Variances from standard costs are accumulated as they are incurred and are included in the carrying value of inventory. Inventories are stated at the lower of cost or market. The Company writes down inventories equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Any such write-down results in a charge to operations.

Goodwill

        In accordance with the provisions of SFAS No. 142, we perform an annual assessment of the carrying value of goodwill for potential impairment (or on an interim basis if certain triggering events occur). A determination of impairment is made based upon the estimated discounted future cash flows of the operations associated with the related reporting unit, comparable company multiples and recent transactions involving similar entities. If goodwill is determined to be impaired in the future we would be required to record a charge to our results of operations. Factors the Company considers important that could result in an impairment include the following:

  •
  significant underperformance relative to historical or projected future operating results;

  •
  significant changes in the manner of our use of the acquired assets or the strategy for overall business;

  •
  significant negative industry or economic trends; and

  •
  market capitalization relative to net book value.

        If management's expectations of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of our reporting units could change significantly. Such a change could result in goodwill impairment charges in future periods, which could have a significant impact on our consolidated financial statements. Total goodwill recorded on the Company's consolidated balance sheet at December 31, 2007 was $46.6 million, including $23.1 million associated with the Company's acquisition of AMRI Rensselaer, $11.5 million of goodwill associated with the Company's acquisition of AMRI Hungary and $9.4 million of goodwill associated with the Company's acquisition AMRI India in June 2007.

Long-Lived Assets

        In accordance with the provisions of SFAS No. 144, we assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, among others, the following:

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

Equity Investments

        We have equity investments in leveraged private companies that have operations in areas within our strategic focus. We account for these investments using the cost method of accounting for investments as our ownership interest in each customer is below 20% and we do not have the ability to exercise significant influence over the entities. We assess the fair value of these investments quarterly or whenever events or changes in circumstance, such as changes in market conditions, poor operating results of the underlying investments, or the inability of the entities to obtain additional financing indicate that the investment value may not be recoverable. However, should the events and conditions that are indicative of impairment as noted above arise, the Company may be required to record additional impairment charges in future periods. Total equity investments recorded on the Company's consolidated balance sheet at December 31, 2007 were $1.0 million.

Pension and Postretirement Benefit Plans

        We maintain pension and postretirement costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, expected return on plan assets, and trends in health care costs, which are updated on an annual basis. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in the related pension benefit costs may occur in the future due to changes in the assumptions. In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"). SFAS No. 158 requires an employer that sponsors one or more defined benefit pension plans or other postretirement plans to recognize the funded status of a plan, measured as the difference between plan assets at fair value and the benefit obligation, in the balance sheet; recognize in shareholders' equity as a component of accumulated other comprehensive loss, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not yet recognized as components of net periodic benefit cost; measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end balance sheet; and disclose in the notes to the financial statements additional information about the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company adopted SFAS No. 158 effective December 31, 2006.

Allowance for Doubtful Accounts

        We record an allowance for doubtful accounts to reflect estimated receivable losses as circumstances arise that bring into doubt our ability to fully collect on outstanding receivable balances. The allowance and related accounts receivable are reduced when the account is deemed uncollectible.

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

Stock-Based Compensation

        Effective January 1, 2006, the Company adopted SFAS 123(R), which amends SFAS 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") in establishing standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, as well as transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on the fair value of the share-based payment. This Statement establishes fair value as the measurement objective in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. As allowed under SFAS 123(R), the Company elected the modified prospective method of adoption, under which compensation cost is recognized in the financial statements beginning with the effective date of SFAS 123(R) for all share-based payments granted after that date, and for all unvested awards granted prior to the effective date of SFAS 123(R). Accordingly, prior period amounts have not been restated.

        Prior to January 1, 2006, the Company applied the intrinsic value-based method of accounting prescribed by APB No. 25 in accounting for its stock options. As such, compensation expense was recorded only if, on the date of grant, the current market price of the underlying stock exceeded the exercise price. Any compensation expense was to be recognized over the vesting period.

        Compensation cost is based on the fair value of the options on their grant date, and is recognized over the period of requisite service. The fair value of stock option grants is determined utilizing the Black-Scholes option pricing model. Inherent in these valuations are key assumptions, including expected volatility in the Company's common share price, risk-free interest rates, and the expected lives of the options granted, and are updated for each option grant. We are required to consider current market conditions, including interest rates and the market for the Company's common stock, as well as historical data regarding option exercises and forfeitures in making these assumptions. Changes in the related compensation costs associated with future grants may occur due to changes in the assumptions.

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

        On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. The adoption of FIN 48 did not result in a change to the liability of unrecognized benefits.

Recent Accounting Pronouncements

        In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of the provisions of SFAS 159 on our financial statements.

        In November 2007, the Emerging Issues Task Force issued EITF Issue 07-01 ("EITF 07-01"), "Accounting for Collaborative Arrangements". EITF 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer". EITF 07-01 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact, if any, of EIFT 07-01 on our financial statements.

        On December 4, 2007, the FASB issued SFAS No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51". SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently assessing the impact of this statement and the effect it will have on our financial statements.

        In December 2007, the FASB issued SFAS No. 141(R) ("SFAS 141(R)"), "Business Combinations". SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008. We are currently evaluating the impact, if any, of the provisions of SFAS 141(R) on our financial statements

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We have market risk with respect to foreign currency exchange rates and interest rates. The market risk is the potential loss arising from adverse changes in these rates as discussed below.

        The Company has facilities in Singapore, India and Hungary and therefore is subject to foreign currency risk. This risk is composed of both potential losses from the translation of foreign currency financial statements and the remeasurement of foreign currency transactions. The total net assets of non-U.S. operations denominated in non-functional currencies subject to potential loss amount to approximately $75.8 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to approximately $7.6 million. Furthermore, related to foreign currency transactions, the Company has exposure to non-functional currency balances totaling approximately $5.0 million. This amount includes, on an absolute basis, exposures to foreign currency assets and liabilities. On a net basis, the Company had approximately $4.0 million of foreign currency liabilities as of December 31, 2007. As currency rates change, these non-functional currency balances are revalued, and the corresponding adjustment is recorded in the consolidated statement of income. A hypothetical change of 10% in currency rates could result in an adjustment to the consolidated statement of income of approximately $0.4 million.

        With respect to interest rates, the risk is composed of changes in future cash flows due to changes in interest rates on our variable rate $9.6 million term loan and $4.3 million industrial development authority bonds.

        To mitigate this risk, we have entered into interest rate swap agreements that have fixed the interest rate on 51% of our variable rate debt. Included in other assets is approximately $8,000, which represents the estimated market value of the swap agreements. The potential loss in 2008 cash flows from a 10% adverse change in quoted interest rates would approximate $31,000.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Financial statements and notes thereto appear on pages F-1 to F-43 of this Form 10-K Annual Report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

        As required by rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K, the Company's management conducted an evaluation with the participation of the Company's Chief Executive Officer and Chief Financial Officer regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2007.

Management's Annual Report on Internal Control over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that:

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and, that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        The Company's management, including the Chief Executive Officer and Chief Financial Officer, assessed as of December 31, 2007 the effectiveness of the Company's internal control over financial reporting. In making this assessment, management used the criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.

        In making this assessment, management has excluded the internal control over financial reporting of AMRI India, which was acquired on June 29, 2007 and whose financial statements constitute 3.8 percent of total consolidated assets and 1.2 percent of consolidated revenues as of and for the year ended December 31, 2007.

Attestation Report of the Registered Public Accounting Firm

        The attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting is included on page F-2 of this Annual Report on Form 10-K and incorporated herein by reference.

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

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The information appearing under the captions "Directors and Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Ethics" in the Company's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on June 4, 2008 is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION.

        The information appearing under the captions "Executive Compensation—Summary Compensation,—Compensation Committee Interlocks and Insider Participation, and—Agreements with Named Executive Officers," and "Information Regarding Directors—The Board of Directors and its Committees" in the Company's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on June 4, 2008 is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information appearing under the caption "Principal and Management Stockholders" in the Company's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on June 4, 2008 is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

        The information appearing under the caption "Certain Transactions" in the Company's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on June 4, 2008 is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information appearing under the caption "Audit Fees" in the Company's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on June 4, 2008 is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

        (a)(1) Financial Statements.

        The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

        (a)(2)    Financial Statement Schedules

        The following financial schedule of Albany Molecular Research, Inc. is included in this annual report on Form 10-K.

Schedule II—Valuation and Qualifying Accounts	SCH-1

        Schedules other than that which is listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

        (a)(3)    Exhibits

EXHIBIT INDEX

Exhibit No.	Description
2.1	Business Transfer Agreement, dated May 16, 2007 between Albany Molecular Research, Inc. and Ariane Orgachem Private Limited (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, File No. 000-25323).
2.2	Business Transfer Agreement, dated May 16, 2007 between Albany Molecular Research, Inc. and Ferico Laboratories Limited (incorporated by reference to Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, File No. 000-25323).
2.3	Stock Purchase Agreement, dated January 27, 2006, between Albany Molecular Research, Inc. and ComGenex Kutato-Fejleszto Rt. (incorporated herein by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, File No. 000-25323).
3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 000-25323).
3.2	Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 000-25323).
4.1	Specimen certificate for shares of Common Stock, $0.01 par value, of the Company (incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1, File No. 333-58795).
4.2	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Albany Molecular Research, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock. (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on September 19, 2002, File No. 000-25323).
4.3	Shareholder Rights Agreement, dated as of September 18, 2002, between the Company and Mellon Investor Services LLC, as Rights Agent (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on September 19, 2002, File No. 000-25323).
10.1	Lease dated as of October 9, 1992, as amended, by and between the Company and Hoffman Enterprises (incorporated herein by reference to Exhibit 10.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1, File No. 333-58795).
10.2*	1998 Stock Option and Incentive Plan of the Company (incorporated herein by reference to Exhibit 10.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1, File No. 333-58795).
10.3*	Amended and Restated 1992 Stock Option Plan of the Company (incorporated herein by reference to Exhibit 10.3 to Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-58795).
10.4*	1998 Employee Stock Purchase Plan of the Company (incorporated herein by reference to Exhibit 10.4 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 333-58795) ).

10.5	Form of Indemnification Agreement between the Company and each of its directors (incorporated herein by reference to Exhibit 10.5 to Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-58795).
10.6	License Agreement dated March 15, 1995 by and between the Company and Marion Merrell Dow Inc. (now Sanofi-Aventis, S.A.) (excluding certain portions which have been omitted as indicated based upon an order for confidential treatment, but which have been filed separately with the Commission) (incorporated herein by reference to Exhibit 10.7 to Amendment No. 3 to the Company's Registration Statement on Form S-1, File No. 333-58795).
10.7*	Amendment to 1998 Stock Option and Incentive Plan of the Company (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, File No. 000-25323).
10.8*	Technology Development Incentive Plan (incorporated herein by reference to Exhibit 10.10 to Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-58795).
10.9*	Employment Agreement between the Company and Harold Meckler, Ph.D. (incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 000-25323).
10.10*	Form of Employee Innovation, Proprietary Information and Post-Employment Activity Agreement between the Company and each of its executive officers (incorporated herein by reference to Exhibit 10.14 to Amendment No. 3 to the Company's Registration Statement on Form S-1, File No. 333-58795).
10.11	Credit Agreement, dated as of February 12, 2003, by and between the Company and Fleet National Bank, Fleet Securities, Inc., JP Morgan Chase Bank, and Citizens Bank of Massachusetts (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, File No. 000-25323).
10.12	Second Amendment, dated as of June 30, 2005, to Credit Agreement between Albany Molecular Research, Inc. and Bank of America, N.A., JP Morgan Chase Bank, N.A. and Citizens Bank of Massachusetts (incorporated herin by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed with the Securities and Exchange Commission on August 9, 2005, File No. 000-25323).
10.13	Restated and Revised Lease Agreement, dated as of December 1, 1999, between the University at Albany Foundation and the Company (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 000-25323).
10.14*	Form of Restricted Stock Award Agreement under 1998 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2005, File No. 000-25323).
10.15*	Albany Molecular Research, Inc. Incentive Bonus Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2005, File No. 000-25323).
10.16*	Form of Incentive Stock Option Agreement under 1998 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed with the Securities and Exchange Commission on May 10, 2005, File No. 000-25323).

10.17*	Form of Non-Qualified Stock Option Agreement under 1998 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed with the Securities and Exchange Commission on May 10, 2005, File No. 000-25323).
10.18	Supply Agreement, dated as of August 31, 2005, between Organichem Corporation and Amersham Health AS, a wholly-owned subsidiary of GE Healthcare, Inc. (filed with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission) (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the Securities and Exchange Commission on November 4, 2005, File No. 000-25323).
10.19	License and Research Agreement, dated as of October 20, 2005, between Albany Molecular Research, Inc., AMR Technology, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 000-25323).
10.20*	Form of Notice of Acceleration of Certain Stock Options and Acknowledgement of Lock-Up dated January 25, 2006 (incorporated herein by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 000-25323)
10.21*	Amended and Revised Technology Department Incentive Plan, dated October 13, 2003 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, File No. 0-25323)
10.22*	Amended and Restated Employment Agreement, dated June 30, 2006, between Albany Molecular Research, Inc. and Thomas E. D'Ambra (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, File No. 0-25323)
10.23*	Form of Amended and Restated Employment Agreement, dated June 30, 2006, between Albany Molecular Research, Inc. and each of Mark T. Frost, Michael Trova and Kenton L. Shultis (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, File No. 0-25323)
10.24*	Employment Agreement, dated March 23, 2007, between Albany Molecular Research, Inc. and Jonathan D. Evans (filed herein)
10.25*	Employment Agreement, dated October 22, 2007, between Albany Molecular Research, Inc. and William Steven Jennings (filed herein)
21.1	Subsidiaries of the Company (filed herewith).
23.1	Consent of KPMG LLP (filed herewith).
31.1	Rule 13a-14(a)/15d-14(a) certification
31.2	Rule 13a-14(a)/15d-14(a) certification
32.1	Section 1350 certification
32.2	Section 1350 certification

*
Denotes management contract of compensation plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 17, 2008	ALBANY MOLECULAR RESEARCH, INC.
	By:	/s/ THOMAS E. D'AMBRA Thomas E. D'Ambra, Ph.D. Chairman of the Board, President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS E. D'AMBRA Thomas E. D'Ambra, Ph.D.	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2008
/s/ MARK T. FROST Mark T. Frost	Chief Financial Officer and Treasurer	March 17, 2008
/s/ PAUL S. ANDERSON Paul S. Anderson, Ph.D.	Director	March 17, 2008
/s/ DONALD E. KUHLA Donald E. Kuhla, Ph.D.	Director	March 17, 2008
/s/ KEVIN O'CONNOR Kevin O'Connor	Director	March 17, 2008
/s/ ARTHUR J. ROTH Arthur J. Roth	Director	March 17, 2008
/s/ ANTHONY P. TARTAGLIA Anthony P. Tartaglia, M.D.	Director	March 17, 2008
/s/ VERONICA G.H. JORDAN Veronica G.H. Jordan, Ph.D.	Director	March 17, 2008
/s/ UNA S. RYAN Una S. Ryan, Ph.D., O.B.E.	Director	March 17, 2008

INDEX TO CONSOLIDATED

FINANCIAL STATEMENTS ALBANY MOLECULAR RESEARCH, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Albany Molecular Research, Inc.:

        We have audited the accompanying consolidated balance sheets of Albany Molecular Research, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the index appearing under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Albany Molecular Research, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Financial Accounting Standards No. 123 (Revised), Share-Based Payment. Also discussed in Note 1 to the consolidated financial statements, effective December 31, 2006, the Company adopted FASB Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Albany Molecular Research, Inc's. internal control over financial reporting as of December 31, 2007, based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2008, expressed an unqualified opinion on the effectiveness of Albany Molecular Research, Inc.'s internal control over financial reporting.

/s/ KPMG LLP
Albany, New York
March 13, 2008

The Board of Directors and Stockholders
Albany Molecular Research, Inc.:

        We have audited internal control over financial reporting of Albany Molecular Research, Inc. and subsidiaries (the Company) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Albany Molecular Research, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        The Company acquired AMRI India on June 29, 2007, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, AMRI India's internal control over financial reporting. AMRI India's total assets and total revenue represent 3.8% and 1.2%, respectively, of the related amounts included in the consolidated financial statements of Albany Molecular Research, Inc. and subsidiaries as of and for the year ended December 31, 2007. Our audit of internal control over financial reporting of Albany Molecular Research, Inc. also excluded an evaluation of the internal control over financial reporting of AMRI India.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Albany Molecular Research, Inc. and subsidiaries as of December 31, 2007 and 2006, the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and the related financial statement schedule, and our report dated March 13, 2008, expressed an unqualified opinion on those consolidated financial statements and related financial statement schedule.

/s/ KPMG LLP
Albany, New York
March 13, 2008

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Contract revenue	$163,375	$152,783	$136,988
Recurring royalties	27,056	27,024	46,918
Milestone revenue	2,080	—	—

Total revenue	192,511	179,807	183,906
Cost of contract revenue	132,032	128,610	112,642
Write-down of library inventories	—	—	2,063

Total cost of contract revenue	132,032	128,610	114,705
Technology incentive award	2,784	2,783	4,695
Research and development	12,821	11,428	14,468
Selling, general and administrative	33,250	31,899	26,494
Property and equipment impairment	—	3,554	—
Restructuring charge	273	2,431	—

Total costs and expenses	181,160	180,705	160,362

Income (loss) from operations	11,351	(898)	23,544
Interest expense	(853)	(985)	(1,772)
Interest income	4,045	3,975	3,559
Other income (expense), net	(158)	150	(185)

Income before income tax expense	14,385	2,242	25,146
Income tax expense	5,449	59	8,825

Net income	$8,936	$2,183	$16,321

Basic earnings per share	$0.28	$0.07	$0.51

Diluted earnings per share	$0.27	$0.07	$0.50

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

Years Ended December 31, 2007 and 2006

(In thousands, except per share amounts)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$45,506	$26,124
Investment securities, available-for-sale	62,193	81,040
Accounts receivable (net of allowance for doubtful accounts of $252 at December 31, 2007 and $293 at December 31, 2006)	28,006	34,747
Royalty income receivable	6,086	6,225
Inventory	22,581	22,644
Unbilled services	259	—
Prepaid expenses and other current assets	5,698	5,615
Deferred income taxes	4,931	4,725
Property and equipment held for sale	—	1,500

Total current assets	175,260	182,620

Property and equipment, net	158,028	153,202
Goodwill	46,575	35,811
Intangible assets and patents, net	2,232	2,101
Equity investment in unconsolidated affiliates	956	956
Pension and postretirement benefits	624	—
Other assets	2,979	803

Total assets	$386,654	$375,493

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$13,562	$13,502
Deferred revenue	6,922	8,285
Accrued compensation	3,893	4,288
Accrued pension benefits	303	639
Income taxes payable	1,789	1,433
Current installments of long-term debt	9,900	4,541

Total current liabilities	36,369	32,688

Long-term liabilities:
Long-term debt, excluding current installments	4,080	13,993
Deferred income taxes	11,446	9,646
Pension and postretirement benefits	—	475
Environmental liabilities	191	236

Total liabilities	52,086	57,038

Commitments and contingencies (notes 12, 14)
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 2,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 50,000 shares, 35,075 shares issued in 2007 and 34,749 shares issued in 2006	351	347
Additional paid-in capital	195,985	193,127
Retained earnings	170,256	161,320
Accumulated other comprehensive income, net	5,147	832

	371,739	355,626
Less, treasury shares at cost, 2,077 shares in 2007 and 2006	(37,171)	(37,171)

Total stockholders' equity	334,568	318,455

Total liabilities and stockholders' equity	$386,654	$375,493

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
Years Ended December 31, 2007, 2006 and 2005

		Common Stock					Treasury Stock
						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Number of Shares	Amount	Total	Comprehensive Income
Balances at January 1, 2005	$—	33,942	$340	$189,608	$142,816	$(117)	(2,077)	$(37,171)	$295,476
Comprehensive income:
Net income					16,321				16,321	$16,321
Unrealized loss on investment securities, available-for-sale, net of taxes						(92)			(92)	(92)
Unrealized gain on interest rate swap contract, net of taxes						132			132	132
Increase in additional minimum pension liability, net of taxes						(254)			(254)	(254)
Foreign currency translation loss						(64)			(64)	(64)

Total comprehensive income										$16,043

Tax benefit from exercise of stock options				416					416
Modifications of stock options				37					37
Cancellation of BMS warrants				(562)					(562)
Issuance of restricted stock		288	3	(3)					—
Amortization of unearned compensation—restricted stock				327					327
Forfeiture of unearned compensation—restricted stock		(31)	—	—					—
Issuance of common stock in connection with stock option plan and ESPP		272	2	1,322					1,324

Balances at December 31, 2005	$—	34,471	$345	$191,145	$159,137	$(395)	(2,077)	$(37,171)	$313,061
Comprehensive Income:
Net income					2,183				2,183	$2,183
Unrealized gain on investment securities, available-for-sale, net of taxes						165			165	165
Unrealized loss on interest rate swap contract, net of taxes						(61)			(61)	(61)
Foreign currency translation gain						255			255	255
Decrease in additional minimum pension liability, net of taxes						254			254	254

Total comprehensive income										$2,796

Adjustment to initially apply FASB Statement No. 158, net of tax						614			614
Tax benefit from exercise of stock options				34					34
Tax benefit from cancellation of BMS warrants				197					197
Share-based payment expense				561					561
Issuance of restricted stock		194	2	(2)					—
Amortization of unearned compensation—restricted stock				611					611
Forfeiture of unearned compensation—restricted stock		(32)	—	—					—
Issuance of common stock in connection with stock option plan and ESPP		116	—	581					581

Balances at December 31, 2006	$—	34,749	$347	$193,127	$161,320	$832	(2,077)	$(37,171)	$318,455
Comprehensive Income:
Net income					8,936				8,936	$8,936
Unrealized gain on investment securities, available-for-sale, net of taxes						83			83	83
Unrealized loss on interest rate swap contract, net of taxes						(92)			(92)	(92)
Pension and other postretirement benefits:
Amortization of actuarial gain, net of taxes						4			4	4
Current year actuarial gain, net of taxes						413			413	413
Foreign currency translation gain						3,907			3,907	3,907

Total comprehensive income										$13,251

Tax benefit from exercise of stock options				121					121
Share-based payment expense				584					584
Issuance of restricted stock		197	2	(2)					—
Amortization of unearned compensation—restricted stock				720					720
Forfeiture of unearned compensation—restricted stock		(98)	(1)	1					—
Issuance of common stock in connection with stock option plan and ESPP		227	3	1,434					1,437

Balances at December 31, 2007	$—	35,075	$351	$195,985	$170,256	$5,147	(2,077)	$(37,171)	$334,568

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007, 2006 and 2005

(In thousands)

	Year ended December 31,
	2007	2006	2005
Operating Activities
Net income	$8,936	$2,183	$16,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,816	15,281	15,260
Net amortization of premiums on securities	174	264	259
Provision for obsolete inventories	2,891	1,406	1,950
Write-down of library inventories	—	—	2,063
Property, plant and equipment impairment	(31)	3,876	—
Provision for doubtful accounts	27	260	(103)
Forgiven principal on notes receivable	89	147	186
Deferred income tax expense (benefit)	1,350	(724)	(2,787)
Loss on disposal of property, plant and equipment	—	1,123	236
Stock-based compensation expense	1,304	1,172	364
Foreign exchange loss (gain)	—	3	(3)
(Increase) decrease in operating assets, net of business combinations:
Accounts receivable	6,727	(11,767)	(7,871)
Royalty income receivable	139	22	5,931
Unbilled services	(259)	213	(192)
Inventory	(2,105)	6,674	(3,420)
Prepaid expenses and other assets	(2,392)	1,797	(2,485)
Increase (decrease) in operating liabilities, net of business combinations:
Accounts payable, accrued compensation and accrued expenses	(197)	1,870	86
Income taxes payable	356	(6,149)	7,500
Deferred revenue	(1,363)	(5,371)	9,886
Pension and postretirement benefits	(750)	(998)	(690)
Environmental liability	(45)	—	(60)

Net cash provided by operating activities	31,667	11,282	42,431

Investing Activities
Net purchases of securities	(67,665)	(141,373)	(183,117)
Proceeds from sales and maturities of investment securities	86,476	160,646	174,980
Purchase of business, net of cash acquired	(11,898)	(11,607)	—
Purchases of property, plant and equipment	(17,747)	(16,453)	(19,166)
Payments for patent applications and other costs	(516)	(518)	(334)
Proceeds from disposal of property, plant and equipment	1,565	256	38

Net cash used in investing activities	(9,785)	(9,049)	(27,599)

Financing Activities
Principal payments on long-term debt	(4,554)	(4,585)	(30,072)
Tax benefit of stock option exercises	121	34	416
Proceeds from exercise of options and ESPP	1,437	581	1,323

Net cash used in financing activities	(2,996)	(3,970)	(28,333)

Effect of exchange rate changes on cash flows	496	255	(64)

Increase (decrease) in cash and cash equivalents	19,382	(1,482)	(13,565)
Cash and cash equivalents at beginning of period	26,124	27,606	41,171

Cash and cash equivalents at end of period	$45,506	$26,124	$27,606

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain (loss) on securities available-for-sale, net of tax	$83	$165	$(92)
Increase (decrease) in net unrealized gain/(loss) on swap contract, net of tax	$(92)	$(61)	$132
Actuarial (gain) loss on pension and other postretirement benefit liabilities	$417	$254	$(254)
Adjustment for SFAS No. 158 implementation	$—	$614	$—
Issuance of restricted stock	$2,035	$1,993	$2,505
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$856	$1,071	$1,812
Income taxes	$5,828	$6,471	$4,900

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(In thousands)

        In 2007, the Company, through a wholly-owned subsidiary, acquired certain assets of Ariane Orgachem Private Limited and Ferico Laboratories Limited, collectively known as AMRI Pvt. Ltd. ("AMRI India") for aggregate purchase price of $11,898. In conjunction with the acquisition, assets were acquired and liabilities were assumed as follows:

Fair value of assets acquired	$12,145
Cash paid for net assets	(11,898)
Liabilities assumed	$247

        In 2006, the Company purchased all of the outstanding shares of ComGenex Kutato-Fejleszto Rt. ("AMRI Hungary") for an aggregate purchase price of $11,930. In conjunction with the acquisition, assets were acquired and liabilities were assumed as follows:

Fair value of assets acquired	$14,411
Cash paid for the outstanding shares, net of cash acquired	(11,607)
Liabilities assumed	$2,804

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

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

Basis of Presentation:

        The consolidated financial statements include the accounts of Albany Molecular Research, Inc. ("AMRI") and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated during consolidation. When necessary, prior years' consolidated financial statements have been reclassified to conform to the current year presentation. Assets and liabilities of non-U.S. operations are translated at period-end rates of exchange, and the statements of income (loss) are translated at the average rates of exchange for the period. Gains or losses resulting from translating non-U.S. currency financial statements are recorded in accumulated other comprehensive income in the accompanying December 31, 2007 and 2006 consolidated balance sheets.

Use of Management Estimates:

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in the accompanying consolidated financial statements include assumptions regarding the collectibility of receivables, the valuation of inventory, and the fair value of goodwill, intangible assets, and long-lived assets. Other significant estimates include assumptions utilized in determining the amount and realizabilty of deferred tax assets and assumptions utilized in determining actuarial obligations in conjunction with the Company's pension and postretirement health plans. Actual results can vary from these estimates.

Contract Revenue Recognition:

        The Company's contract revenue consists primarily of fees earned under contracts with third-party customers and reimbursed expenses under such contracts. The Company also seeks to include provisions in certain contracts that contain a combination of up-front licensing fees, milestone and royalty payments should the Company's proprietary technology and expertise lead to the discovery of new products that reach the market. Reimbursed expenses consist of chemicals and other project specific costs. Generally, the Company's contracts may be terminated by the customer upon 30 days' to one year's prior notice, depending on the size of the contract. The Company analyzes its agreements to determine whether the elements can be separated and accounted for individually or as a single unit of

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

accounting in accordance with Emerging Issues Task Force ("EITF") No. 00-21, "Revenue Arrangements with Multiple Deliverables," and SAB 104, "Revenue Recognition". Allocation of revenue to individual elements that qualify for separate accounting is based on the estimated fair value of the respective elements.

        The Company generates contract revenue on the following basis:

        Full-time Equivalent ("FTE").    An FTE agreement establishes the number of Company employees contracted for a project or a series of projects, the duration of the contract period, the price per FTE, plus an allowance for chemicals and other project specific costs, which may or may not be incorporated in the FTE rate. FTE contracts can run in one month increments, but typically have terms of six months or longer. FTE contracts typically provide for annual adjustments in billing rates for the scientists assigned to the contract.

        These contracts involve the Company's scientists providing services on a "best efforts" basis on a project that may involve a research component with a timeframe or outcome that has some level of unpredictability. There are no fixed deliverables that must be met for payment as part of these services. As such, the Company recognizes revenue under FTE contracts on a monthly basis as services are performed according to the terms of the contract.

        Time and Materials.    Under a time and materials contract the Company charges customers an hourly rate plus reimbursement for chemicals and other project specific costs. The Company recognizes revenue for time and material contracts based on the number of hours devoted to the project multiplied by the customer's billing rate plus other project specific costs incurred.

        Fixed-Fee.    Under a fixed-fee contract the Company charges a fixed agreed upon amount for a deliverable. Fixed-fee contracts have fixed deliverables upon completion of the project. Typically, the Company recognizes revenue for fixed-fee contracts after projects are completed, delivery is made and title transfers to the customer, and collection is reasonably assured. In certain instances, the Company's customers request that the Company retain materials produced upon completion of the project due to the fact that the customer does not have a qualified facility to store those materials. In these instances, the revenue recognition process is considered complete when project documents (batch records, Certificates of Analysis, etc.) have been delivered to the customer and payment has been collected.

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

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

Inventory:

        Inventory consists primarily of commercially available fine chemicals used as raw materials, work-in-process and finished goods in our large-scale manufacturing plant. Large-scale manufacturing inventories are valued based on standard costs as they are produced on a first-in, first-out (FIFO) basis. Variances from standard costs are accumulated as they are incurred and are included in the carrying value of inventory. Inventories are stated at the lower of cost or market. The Company writes down inventories equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Any such write-down results in a charge to operations.

Investment Securities:

        In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Debt and Equity Securities," short-term investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income or expense. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

        At December 31, 2007 and 2006, the Company has investments in securities in the current assets section of the consolidated balance sheets included $28.0 million and $32.6 million, respectively, of auction rate municipal bonds, classified as available-for-sale securities. The Company's investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, the Company generally has the ability to quickly liquidate these securities. As a

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

result, there are no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these securities. All income generated from these current investments is recorded as interest income.

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

Long-Lived Assets:

        In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), the Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include, among others, the following:

  •
  a significant change in the extent or manner in which a long-lived asset is being used;

  •
  a significant change in the business climate that could affect the value of a long-lived asset; and

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

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

Goodwill:

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

  •
  market capitalization relative to net book value

        Included in goodwill as of December 31, 2007 are $23.1 million related to the acquisition of AMRI Rensselaer, Inc ("AMRI Rensselaer"), $11.5 million related to the acquisition of ComGenex Kutato-Fejleszto Rt. and $9.4 million related to the acquisition of AMRI India. See Note 19 for further information on the Company's goodwill balances.

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

Swap Contracts:

        The Company maintains two interest rate swap agreements. These agreements have been designated as interest rate hedges on future cash flows of our variable debt instruments in accordance with SFAS No. 133, "Accounting for Derivatives and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative and Certain Hedging Activities." Accordingly, these contracts are reported at fair value in the consolidated balance sheets, and any change in fair value is recorded as an adjustment to accumulated other comprehensive income, net of tax, because the hedges are deemed effective.

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

        On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. The adoption of FIN 48 did not result in a change to the liability of unrecognized benefits.

Stock-Based Compensation:

        Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123 (R)"), which amends SFAS No. 123 and supersedes APB No. 25 in establishing standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, as well as transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on the fair value of the share-based payment. This Statement establishes fair value as the measurement objective in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. As allowed under SFAS No. 123 (R), the Company elected the modified prospective method of adoption, under which compensation cost is recognized in the financial statements beginning with the effective date of SFAS No. 123 (R) for all share-based payments granted after that date, and for all unvested awards granted prior to the effective date of SFAS No. 123 (R). Accordingly, prior period amounts have not been restated.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its share-based payments during 2005:

December 31, 2005
Net income, as reported	$16,321
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	218
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	7,633

Pro forma	$8,906

Earnings per share:
Basic as reported	$0.51

Basic pro forma	$0.28

Diluted as reported	$0.50

Diluted pro forma	$0.28

        Effective December 30, 2005, pursuant to and in accordance with the recommendation of the Compensation Committee (the "Committee") of the Board of Directors, the Board of Directors of the Company approved full acceleration of the vesting of each otherwise unvested stock option that had an exercise price of $15.00 or greater granted under the Company's 1998 Stock Option and Incentive Plan (the "Plan") that was held by employees, officers, and non-employee directors. These options had exercise prices in excess of the current market value of the Company's common stock, based on the closing price of $12.15 per share, on December 30, 2005 (i.e., such options were "underwater"). Options to purchase approximately 1.3 million shares of the Company's common stock, including approximately 101,000 options held by executive officers, were subject to this acceleration.

        The Committee also required that, as a condition to the acceleration of vesting, each executive officer and each non-employee director agree to refrain from selling shares of the Company's common stock acquired upon the exercise of accelerated options (other than shares needed to cover the exercise price and satisfy withholding taxes) until the date on which the exercise of such options would have been permitted under the option's pre-acceleration vesting terms or, if earlier, the officer's or director's last day of employment or upon a "change in control" as defined in the Plan.

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

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

        The per share weighted-average fair value of stock options granted is determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2007	2006	2005
Expected life in years:	5	5	5
Interest rate	4.24%	4.95%	4.06%
Volatility	39%	41%	48%
Dividend yield	—	—	—

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

        The following table provides basic and diluted earnings per share calculations:

	Year Ended December 31, 2007			Year Ended December 31, 2006			Year Ended December 31, 2005
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per share	$8,936	32,351	$0.28	$2,183	32,174	$0.07	$16,321	32,044	$0.51
Dilutive effect of stock options	—	85	—	—	167	—	—	239	(0.01)
Dilutive effect of restricted stock	—	190	(0.01)	—	86	—	—	51	—

Diluted earnings per share	$8,936	32,626	$0.27	$2,183	32,427	$0.07	$16,321	32,334	$0.50

        The weighted average amount of anti-dilutive options and warrants outstanding were 1,895, 1,966 and 2,390 for the years ended December 31, 2007, 2006 and 2005, respectively, and were excluded from the calculation of diluted earnings per share.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

Restructuring Charges:

        The Company accounts for its restructuring costs as required by SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred, except for one-time termination benefits that meet certain requirements.

Recent Accounting Pronouncements:

        In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of the provisions of SFAS 159 on its financial statements.

        In November 2007, the Emerging Issues Task Force issued EITF Issue 07-01 ("EITF 07-01"), "Accounting for Collaborative Arrangements". EITF 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer". EITF 07-01 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact, if any, of EIFT 07-01 on its financial statements.

        On December 4, 2007, the FASB issued SFAS No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51". SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently assessing the impact of this statement and the effect it will have on its financial statements.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

        In December 2007, the FASB issued SFAS No. 141(R) ("SFAS 141(R)"), "Business Combinations". SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, of the provisions of SFAS 141(R) on its financial statements

2. Business Combinations

        On June 29, 2007, the Company, through a wholly-owned subsidiary, acquired certain assets of AMRI India.

        The aggregate purchase price of $11,898 included cash payments totaling $11,073 and capitalized costs related to the acquisition, primarily professional fees, of $825.

        The following table summarizes the preliminary allocation of the purchase price to the estimated fair value of the net assets acquired. The allocation will be adjusted upon the final determination of the purchase price and the completion of the Company's valuation of the acquired assets and liabilities of AMRI India.

June 29, 2007
Assets Acquired
Accounts receivable, net	$13
Inventory	723
Prepaid expenses and other current assets	229
Property and equipment, net	2,077
Goodwill	9,103

Total assets acquired	$12,145

Liabilities Assumed
Accounts payable and accrued expenses	$247

Total liabilities assumed	$247

Net assets acquired	$11,898

        Pro forma financial information for the year ended December 31, 2007, as if the AMRI India acquisition had been completed as of January 1, 2007, has been excluded due to the immateriality of the operating results of AMRI India in relation to the Company's consolidated operating results as a whole.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

2. Business Combinations (Continued)

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

        The following table summarizes the final allocation of the purchase price to the estimated fair value of the net assets acquired. Based on final determination of the purchase price and the completion of the Company's valuation of the acquired assets and liabilities of ComGenex, there have been certain reclassifications from the purchase price allocation disclosed in the Company's Form 10-K for the period ended December 31, 2006.

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

3. Restructuring

Large Scale Manufacturing Facility

        On November 9, 2006, the Company announced plans to initiate a restructuring of the Company's Large Scale Manufacturing ("LSM") business segment. Consistent with the Company's continued strategy of realigning its LSM segment toward a greater focus on manufacturing clinical trial materials with strong commercial potential, the goals of the restructuring plan are to strengthen the Company's competitiveness in this area and reduce operating costs by eliminating overlap in business processes, organization and project process flow, as well as leveraging existing resources and assets. The restructuring plan included a reduction of workforce in this segment, as well as reductions of non-essential operating expenses, raw material costs and future capital expenditure activities. The Company has estimated that total LSM costs will be reduced by $5,000 annually as a result of this restructuring. The Company recorded a restructuring charge of approximately $2,400 in the fourth quarter of 2006, including a non-cash asset disposal charge of approximately $1,600, and other charges of approximately $800 consisting primarily of termination benefits. The Company recorded additional restructuring charges of $273 in 2007, consisting of termination benefits.

        The restructuring costs are included under the caption restructuring charge in the consolidated statements of operations during 2007 and 2006 and the restructuring liabilities are included in accounts payable and accrued expenses on the consolidated balance sheets at December 31, 2007 and 2006.

        The following table displays the LSM restructuring activity and liability balances:

	Balance at January 1, 2007	Charges	Incurred Amounts	Balance at December 31, 2007
Termination benefits	$682	273	(815)	$140
Asset disposal costs	382	—	(382)	—

Total	$1,064	$273	$(1,197)	$140

	Balance at January 1, 2006	Charges	Incurred Amounts	Balance at December 31, 2006
Termination benefits	$—	874	(192)	$682
Asset disposal costs	—	1,557	(1,175)	382

Total	$—	$2,431	$(1,367)	$1,064

        Termination benefits relate to severance packages, outplacement services and career counseling for employees affected by the restructuring. Asset disposal costs relate primarily to the carrying value of underutilized assets that were identified for disposal in conjunction with the restructuring plan.

        The large scale manufacturing restructuring activity was recorded in the LSM operating segment. The net cash outflow related to the large scale manufacturing restructuring for the year ended December 31, 2007 and 2006 were $815 and $72, respectively. Anticipated cash outflows related to the

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

3. Restructuring (Continued)

large scale manufacturing restructuring for 2008 are $140, which primarily consists of the payment of termination benefits.

Mt. Prospect Research Center

        On May 4, 2004 the Company announced its plan to consolidate operations by relocating its Mt. Prospect facility operations to its facilities in New York.

        During the fourth quarter of 2006, the Company secured a letter of intent related to the potential sale of the Mt. Prospect facility. The Company recorded impairment charges of approximately $3,500 during 2006 to reduce the carrying amount of these assets to reflect the sales price per the letter of intent less estimated selling costs. The Company completed the sale of the facility in March 2007 for $1,500.

        At December 31, 2006, the Company had recorded restructuring liabilities totaling $190 related to asset disposal costs, including brokerage commissions, legal fees, and marketing expenses associated with the planned sale of the Mt. Prospect Research Center facility.

        The following table displays the Mt. Prospect restructuring activity and liability balances:

	Balance at January 1, 2007	Adjustments	Payments	Balance at December 31, 2007
Asset disposal costs	190	(6)	(184)	—

Total	$190	$(6)	$(184)	$—

	Balance at January 1, 2006	Charges	Payments	Balance at December 31, 2006
Asset disposal costs	513	(323)	—	190

Total	$513	$(323)	$—	$190

	Balance at January 1, 2005	Charges	Payments	Balance at December 31, 2005
Termination benefits	$129	$(65)	$(64)	$—
Asset disposal costs	513	—	—	513

Total	$642	$(65)	$(64)	$513

        Asset disposal costs related primarily to brokerage commissions, legal fees, and marketing expenses associated with the planned sale of the Mt. Prospect Research Center facility. Costs of termination benefits related to severance packages, outplacement services and career counseling for employees affected by the restructuring.

        The Company also incurred approximately $0, $0 and $200 in employee and equipment relocation costs during the years ended December 31, 2007, 2006 and 2005, respectively. These relocation costs

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

3. Restructuring (Continued)

are included under the caption "selling, general and administrative" in the consolidated statements of income.

        The Mt. Prospect restructuring activity was recorded in the Discovery/Development/Small Scale Manufacturing ("DDS") operating segment while the large scale manufacturing restructuring activity was recorded in the LSM operating segment. The restructuring costs are included under the caption restructuring charge in the consolidated statements of income and the restructuring liabilities are included in accounts payable and accrued expenses in the consolidated balance sheets at December 31, 2007 and 2006.

4. Inventory

        Inventory consisted of the following at December 31, 2007 and 2006:

	December 31,
	2007	2006
Raw materials	$6,865	$7,525
Work in process	2,064	1,914
Finished goods	13,535	12,858
Libraries	117	347

Total inventories, at cost	$22,581	$22,644

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

5. Investment Securities, Available-for-Sale

        The amortized cost, gross unrealized gains, gross unrealized losses and fair value for available-for-sale investment securities by major security type were as follows:

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$32,197	$29	$(8)	$32,218
U.S. Government and Agency obligations	2,000	—	—	2,000
Auction rate securities	27,975	—	—	27,975

	$62,172	$29	$(8)	$62,193

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

5. Investment Securities, Available-for-Sale (Continued)

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$38,232	$3	$(32)	$38,203
U.S. Government and Agency obligations	10,351	—	(89)	10,262
Auction rate securities	32,575	—	—	32,575

	$81,158	$3	$(121)	$81,040

        Auction rate securities are structured to be tendered at par, at the option of the investor, at auctions occurring every 30–35 days. Recent disruption in the financial and capital markets has resulted in reduced liquidity of these auction rate securities as auctions that have occurred in February 2008 have not been successful. Subsequent to December 31, 2007, and prior to the failed auctions in February 2008, the Company had reduced its holdings in these securities to approximately $7,800. Given the negative impact of the liquidity situation in the financial markets, the fair value of these auction rate debt securities may become lower than their carrying value. A continuation of the recent disruption in the financial and capital markets may result in impairment write-downs on the auction rate debt securities and/or realized losses on the disposition of the remaining auction rate securities.

        Contractual maturities of securities classified as available-for-sale at December 31, 2007 and 2006 were as follows:

	December 31, 2007		December 31, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due less than one year	$14,758	$14,761	$13,891	$13,845
Due after one year through five years	2,425	2,439	10,923	10,855
Due after five years through ten years	1,087	1,096	1,945	1,945
Due after ten years	43,902	43,897	54,399	54,395

	$62,172	$62,193	$81,158	$81,040

        Information on temporarily impaired securities at December 31, 2007, segregated according to the length of time such securities had been in a continuous unrealized loss position, is summarized as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair alue	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$603	$(1)	$1,203	$(7)	$1,806	$(8)

	$603	$(1)	$1,203	$(7)	$1,806	$(8)

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

5. Investment Securities, Available-for-Sale (Continued)

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

        The above tables represent 6 and 26 securities at December 31, 2007 and 2006, respectively, where the current fair value is less than the related amortized cost. These unrealized losses do not reflect any deterioration of the credit worthiness of the issuing entities. No security has a rating that is below "A2." The unrealized losses on these temporarily impaired securities are a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities and changes in market spreads as a result of shifts in supply and demand. The Company has the ability and intent to hold these securities to maturity, at which time full recovery of the investment is expected.

        The Company received proceeds of $86,476, $160,646 and $174,980 and recorded realized losses of $0 from maturities and sales of available-for-sale securities during the years ended December 31, 2007, 2006 and 2005.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

6. Property and Equipment

        Property and equipment consists of the following:

	December 31,
	2007	2006
Laboratory equipment and fixtures	$107,238	$90,901
Office equipment	24,753	21,421
Leasehold improvements	37,951	37,688
Buildings	54,249	52,966
Land	1,101	2,155

	225,292	205,131
Less accumulated depreciation and amortization	(79,706)	(64,249)

	145,586	140,882
Construction-in-progress	12,442	13,820
Less: Property and equipment held for sale (Note 3)	—	(1,500)

	$158,028	$153,202

        Depreciation and amortization expense of property and equipment was approximately $16,100, $14,600 and $13,800 for the years ended December 31, 2007, 2006 and 2005, respectively.

        Refer to Note 3 for details regarding the status of the Mt. Prospect facility and related impairment charges.

7. Equity Investments

        The Company has entered into equity investments with two entities in the Company's area of strategic focus. The Company accounts for these investments using the cost method of accounting as the Company's ownership interest in each investee is below 20% and the Company does not have the ability to exercise significant influence over the investees.

        The carrying value of equity investments at December 31, 2007 and 2006 was $956.

8. Long-Term Debt and Swap Contracts

Long-Term Debt

        The Company entered into a $30,000 term loan and $35,000 line of credit to fund the acquisition of AMRI Rensselaer. The term loan matures in February, 2008 and bears interest at a variable rate based on the Company's leverage ratio. The Company is currently negotiating a refinancing of this debt, which includes converting debt into a revolving line of credit. The Company expects to complete this negotiation in the first quarter of 2008. As of December 31, 2007, the variable interest rate was 6.20%. On June 30, 2005, the Company amended the credit facility to extend the maturity date on the line of credit from February 2006 to June 2010. The line of credit bears interest at a variable rate based on the Company's leverage ratio. As of December 31, 2007, the outstanding balance of the line of credit was $0. The credit facility contains certain financial covenants, including a maximum leverage

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

8. Long-Term Debt and Swap Contracts (Continued)

ratio, a minimum required operating cash flow coverage ratio, a minimum earnings before interest and taxes to interest ratio and a minimum current ratio. Other covenants include limits on asset disposals and the payment of dividends. As of December 31, 2007 and 2006, the Company was in compliance with all covenants under the credit facility.

        The Company maintains variable interest rate industrial development authority bonds due in increasing annual installments through 2021. Interest payments are due monthly with a current interest rate of 3.52%.

        The following table summarizes long-term debt:

	December 31, 2007	December 31, 2006
Term loan	$9,645	$13,941
Industrial development authority bonds	4,335	4,580
Notes payable to financing company	—	13

	13,980	18,534
Less current portion	(9,900)	(4,541)

Total long-term debt	$4,080	$13,993

        The aggregate maturities of long-term debt at December 31, 2007 are as follows:

2008	$9,900
2009	260
2010	270
2011	275
2012	285
Thereafter	2,990

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

8. Long-Term Debt and Swap Contracts (Continued)

        The fair value of these hedges, which represents the cash the Company would pay to settle the agreements, is recorded as a swap contract asset/liability with a corresponding offset to other comprehensive income.

        The weighted average rate received from the counterparties on all swaps was 5.32%, 5.09% and 3.29% for the years ended December 31, 2007, 2006 and 2005, respectively. The fair value of the interest rate swap agreements was $8 and $161 and was included in other long-term assets in the consolidated balance sheets at December 31, 2007 and 2006, respectively. The Company recorded an unrealized loss, net of tax, of $92 and $61 and an unrealized gain of $132 in accumulated other comprehensive income (loss) representing the change in the fair value of its hedges during the years ended December 31, 2007, 2006 and 2005, respectively. The Company recognized $164 and $191 of interest income and $14 in additional interest expense related to the net settlement of the swaps during the years ended December 31, 2007, 2006 and 2005, respectively.

9. Income Taxes

        The components of income before taxes and income tax expense are as follows:

	Year Ended December 31,
	2007	2006	2005
Income (loss) before taxes:
U.S.	$18,457	$1,822	$25,058
Foreign	(4,072)	420	88

	$14,385	$2,242	$25,146

Income tax expense (benefit):
Current:
Federal	$3,928	$646	$11,572
State	2	10	10
Foreign	169	127	30

	4,099	783	11,612
Deferred:
Federal	1,683	(830)	(3,014)
State	160	105	227
Foreign	(494)

	1,350	(724)	(2,787)

	$5,449	$59	$8,825

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

9. Income Taxes (Continued)

        The differences between income tax expense and income taxes computed using a federal statutory rate of 35% for the years ended December 31, 2007, 2006 and 2005, were as follows:

	Year Ended December 31,
	2007	2006	2005
Pre-tax income at statutory rate	$5,035	$762	$8,801
Increase (reduction) in taxes resulting from:
Tax-free interest income	(890)	(737)	(412)
State taxes, net of federal benefit	105	75	154
Extraterritorial income credit	—	(185)	(448)
Rate differential on foreign operations	1,126	(16)	—
Domestic production deduction	(140)	—	(86)
Termination of outstanding warrants	—	—	818
Stock compensation expense	76	83	—
Other, net	137	77	(2)

	$5,449	$59	$8,825

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

9. Income Taxes (Continued)

        The tax effects of temporary differences giving rise to significant portions of the deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Nondeductible accrued expenses	$140	$413
Allowance for doubtful accounts	89	105
Library amortization	563	574
Inventory reserves	3,347	3,116
Warrants	168	185
Environmental reserves	67	86
Pension and postretirement costs	438	714
Research and experimentation credit carryforwards	193	192
Alternative minimum tax credit	—	228
State tax credit carryforward	4,373	2,348
Foreign deferred tax	441	44
Impairment charges	1,954	2,019
Investment write-downs and losses	869	885
Capital loss on sale of fixed assets	77	77
Deferred revenue	703	1,680
Stock based compensation	824	448
Net operating loss carryforwards	758	217

	15,004	13,331
Less valuation allowance	(6,028)	(3,190)

Deferred tax assets, net	8,976	10,141

Deferred tax liabilities:
Property and equipment depreciation differences (accelerated depreciation for tax purposes)	(14,235)	(14,046)
Prepaid real estate taxes	(194)	(191)
Goodwill amortization	(450)	(387)

Net deferred tax liability	$(5,903)	$(4,579)

        The preceding table does not include deferred tax (liabilities) assets of $(9) and $47 at December 31, 2007 and 2006, respectively, associated with the Company's unrealized losses/gains on investment securities discussed in Note 5, deferred tax liability of $3 and $64 at December 31, 2007 and 2006, respectively, associated with the Company's swap contract asset as discussed in Note 8, and deferred tax liability of $600 and $325 at December 31, 2007 and 2006, respectively, associated the Company's adoption of SFAS No. 158 and additional minimum pension liability as discussed in Note 11.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

9. Income Taxes (Continued)

        The Company's net operating loss carry forwards begin to expire in 2012. As a result of change in control related to acquisitions, the Company's use of net operating loss carry forwards is limited to approximately $451 per year. The Company's state investment tax credit carry forwards begin to expire in 2018. The Company's research and development credit carry forwards begin to expire in 2011.

        The Company has not recorded an income tax provision on earnings from certain of its foreign operations due to the fact that it has been granted certain tax holidays, which expire in 2012 and may be extended to 2015 if the Company meets additional criteria.

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the taxable income in the two previous tax years to which tax loss carry back can be applied. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and taxable income in the carry back period and tax planning strategies in making this assessment. Based upon the level of projected future taxable income over the periods in which the deferred tax assets are deductible and tax planning strategies, a valuation allowance of $5,302 and $3,190 at December 31, 2007 and 2006, respectively, is included in deferred tax assets above. The net deferred tax assets represent a level where management believes it is more likely than not that the Company will realize the benefits of those deductible differences. The increase in valuation allowance in 2007 is directly related to the generation of additional state investment tax credit carry forwards and a net operating loss carry forward at AMRI Hungary. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the carry forward period are reduced.

        On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. The adoption of FIN 48 did not result in a change to the liability of unrecognized benefits.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2007
Balance at January 1, 2007	$5,105
Additions based on tax positions related to the year ended December 31, 2007	400
Additions/reductions for tax position of prior years	224

Balance at December 31, 2007	$5,729

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

9. Income Taxes (Continued)

        At December 31, 2007, $3.0 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate for future periods. The Company classifies interest expense and penalties related to unrecognized tax benefits as a component of income tax expense. This policy did not change with adoption of FIN 48. As of December 31, 2007, the Company has not accrued any penalties related to its uncertain tax position as it believes that it is more likely than not that there will not be any assessment of penalties. The total amount of accrued interest resulting from such unrecognized tax benefits was $1.0 million at December 31, 2007, of which $0.2 million was recognized in 2007.

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

        The Company intends to reinvest indefinitely any of its unrepatriated foreign earnings. The Company has not provided for U.S. income taxes on these undistributed earnings of its foreign subsidiaries because management considers such earnings to be reinvested indefinitely outside of the U.S. If the earnings were distributed, the Company may be subject to both foreign withholding taxes and U.S. income taxes that may not be fully offset by foreign tax credits.

10. Stockholders' Equity

        During the years ended December 31, 2007, 2006 and 2005, the Company recognized total share based compensation cost, net of tax, of $983, $886 and $218, respectively.

Employee Stock Purchase Plan

        The Company's 1998 Employee Stock Purchase Plan (the "Purchase Plan") was adopted during August 1998. Up to 600,000 shares of common stock may be issued under the Purchase Plan, which is administered by the Compensation Committee of the Board of Directors. The Purchase Plan establishes two stock offering periods per calendar year, the first beginning on January 1 and ending on June 30, and the second beginning on July 1 and ending December 31. All employees who work more than 20 hours per week are eligible for participation in the Purchase Plan. Employees who are deemed to own greater than 5% of the combined voting power of all classes of stock of the Company are not eligible for participation in the Purchase Plan.

        During each offering, an employee may purchase shares under the Purchase Plan by authorizing payroll deductions up to 10% of their cash compensation during the offering period. The maximum number of shares to be issued to any single employee during an offering period is limited to one thousand shares. At the end of the offering period, the accumulated payroll deductions will be used to

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

10. Stockholders' Equity (Continued)

purchase common stock on the last business day of the offering period at a price equal to 85% of the closing price of the common stock on the first or last day of the offering period, whichever is lower.

        Under SFAS No. 123(R), the 15% discount and the look-back feature are considered compensatory items for which expense must be recognized. The Company values Purchase Plan shares as a combination position consisting of 15% of a share of nonvested stock and 85% of a six-month stock option. The value of the nonvested stock is estimated based on the fair market value of the Company's common stock at the beginning of the offering period. The value of the stock option is calculated using the Black-Scholes valuation model using historical expected volatility percentages, a risk free interest rate equal to the six-month U.S. Treasury rate at the beginning of the offering period, and an expected life of six months. The resulting per-share value is multiplied by the shares estimated to be purchased during the offering period based on historical experience to arrive at a total estimated compensation cost for the offering period. The estimated compensation cost is recognized on a straight-line basis over the offering period.

        During the years ended December 31, 2007, 2006 and 2005, 37, 40 and 41 shares, respectively, were issued under the Purchase Plan. During the years ended December 31, 2007 and 2006, cash received from stock option exercises and employee stock purchase plan purchases was $1,437 and $581, respectively.

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

        During the year ended December 31, 2005 the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its share-based payments.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

10. Stockholders' Equity (Continued)

        Following is a summary of the status of stock option programs during 2007, 2006 and 2005:

	Number of Shares	Weighted Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2005	2,814	$19.76
Granted	47	13.36
Exercised	(221)	3.91
Forfeited	(399)	26.56

Outstanding, December 31, 2005	2,241	19.99
Granted	96	10.33
Exercised	(73)	1.74
Forfeited	(82)	24.12
Expired	(11)	1.10

Outstanding, December 31, 2006	2,171	20.12
Granted	188	13.40
Exercised	(200)	6.26
Forfeited	(195)	19.75
Expired	(1)	1.53

Outstanding, December 31, 2007	1,963	$20.95	4.9	$1,391

Options exercisable, December 31, 2007	1,680	$22.37	4.2	$758

        The weighted average fair value per share of stock options granted during the years ended December 31, 2007, 2006 and 2005 was $5.46, $4.49 and $6.01, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $1,465, $673 and $1,666, respectively. The actual tax benefit realized for the tax deductions from stock option exercises was $121 and $34 during the years ended December 31, 2007 and 2006.

        As of December 31, 2007, there was $763 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was approximately $3,184, $300 and $14,800, respectively.

        Effective December 30, 2005, pursuant to and in accordance with the recommendation of the Compensation Committee (the "Committee") of the Board of Directors, the Board of Directors of the Company approved full acceleration of the vesting of each otherwise unvested stock option that had an exercise price of $15.00 or greater granted under the Company's 1998 Stock Option and Incentive Plan (the "Plan") that was held by employees, officers, and non-employee directors. These options had exercise prices in excess of the current market value of the Company's common stock, based on the closing price of $12.15 per share, on December 30, 2005 (i.e., such options were "underwater"). Options to purchase approximately 1.3 million shares of the Company's common stock, including approximately 101,000 options held by executive officers, were subject to this acceleration.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

10. Stockholders' Equity (Continued)

        The Committee also required that, as a condition to the acceleration of vesting, each executive officer and each non-employee director agree to refrain from selling shares of the Company's common stock acquired upon the exercise of accelerated options (other than shares needed to cover the exercise price and satisfy withholding taxes) until the date on which the exercise of such options would have been permitted under the option's pre-acceleration vesting terms or, if earlier, the officer's or director's last day of employment or upon a "change in control" as defined in the Plan.

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

        The following summarizes information about stock options outstanding as of December 31, 2007:

	Outstanding Options			Exercisable Options
Range of Option Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.00-$6.54	4	0.94	$4.44	4	$4.44
$6.54-$13.09	373	6.54	10.78	219	11.13
$13.09-$19.63	714	6.26	15.51	586	15.56
$19.63-$26.18	534	3.19	24.63	534	24.63
$26.18-$32.72	95	2.93	27.91	95	27.91
$32.72-$39.26	41	2.78	34.06	41	34.06
$39.26-$45.81	184	3.09	43.24	184	43.24
$45.81-$52.35	12	3.17	48.44	12	48.44
$52.35-$58.89	4	2.86	54.94	4	54.84
$58.89-$65.44	2	2.99	65.44	1	65.44

	1,963	4.91	$20.95	1,680	$22.36

        The following are the shares of common stock reserved for issuance at December 31, 2007:

Number of Shares
Employee Stock Option Plans	3,052
Employee Stock Purchase Plan	322

Shares reserved for issuance	3,374

Restricted Stock

        The Company also issues restricted shares of common stock to employees of the Company under the 1998 Stock Option and Incentive Plan. The shares are issued as restricted stock and are held in the custody of the Company until all vesting restrictions are satisfied. Shares vest under this grant over a

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

10. Stockholders' Equity (Continued)

period of five years, with 60% vesting after three years of continuous employment from the grant date and an additional 20% vesting after each of four and five years of continuous employment from the grant date. If the vesting terms under which the award was granted are not satisfied, the shares are forfeited. Unearned compensation in equity is recorded based on the market value of the shares on the grant date, and is amortized to expense on a straight-line basis over the applicable vesting period. The Company reduces the straight-line compensation expense by an estimated forfeiture rate to account for the estimated impact of shares of restricted stock that are expected to be forfeited before becoming fully vested. This estimate is based on our historical forfeiture experience.

        A summary of unvested restricted stock activity as of December 31, 2007 and 2006 and changes during the years then ended is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2004	—	$—
Granted	288	8.71
Vested	—	—
Forfeited	(31)	8.45

Outstanding, December 31, 2005	257	$8.75
Granted	194	10.28
Vested		—
Forfeited	(32)	9.45

Outstanding, December 31, 2006	419	$9.40
Granted	197	10.33
Vested	—	—
Forfeited	(98)	9.23

Outstanding, December 31, 2007	518	$9.79

        For the years ended December 31, 2007 and 2006, unearned compensation of $2,035 and $1,995, respectively, was recorded based on the market value of the shares on the grant date, and is included as a separate component of stockholders' equity and amortized over the applicable vesting period. During the years ended December 31, 2007 and 2006, a total of 98 and 32 shares, respectively, with an unamortized unearned compensation balance of $904 and $303, respectively, were forfeited. The amount amortized to expense during years ended December 31, 2007, 2006 and 2005, net of the impact of forfeitures, was approximately $719, $611 and $327, respectively. As of December 31, 2007, there was $3,413 of total unrecognized compensation cost related to non-vested restricted shares. That cost is expected to be recognized over a weighted-average period of 3.29 years. No restricted shares vested during the years ended December 31, 2007 and 2006.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

10. Stockholders' Equity (Continued)

Shareholder Rights Plan

        The Company has adopted a Shareholder Rights Plan, the purpose of which is, among other things, to enhance the Board of Directors' ability to protect shareholder interests and to ensure that shareholders receive fair treatment in the event any coercive takeover attempt of the Company is made in the future. The Shareholder Rights Plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, the Company or a large block of the Company's Common Stock. The following summary description of the Shareholder Rights Plan does not purport to be complete and is qualified in its entirety by reference to the Company's Shareholder Rights Plan, which has been previously filed with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form 8-A.

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

Stock Purchase Warrants

        In March 2004, the Company issued warrants to purchase up to 516 shares of the Company's common stock to Bristol-Myers Squibb Company ("BMS"). The issuance of these warrants resulted from a 2002 agreement whereby BMS transferred intellectual property to the Company, providing the Company with ownership of one of BMS's preclinical drug candidates, along with patent applications covering attention deficit hyperactivity disorder ("ADHD") and central nervous system indications. In connection with the agreement, in March 2004, the Company elected to retain ownership of the technology and all improvements made to date, resulting in the issuance of the warrants to BMS.

        In October 2005, the Company entered into a License and Research Agreement ("the Agreement") with BMS. In conjunction with the Agreement, all outstanding warrants were cancelled. The cancellation of the warrants was deemed to represent additional up-front licensing consideration from BMS. As a result, the cancelled warrants, which had a value of $562 on the date of cancellation,

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

10. Stockholders' Equity (Continued)

were recorded as deferred revenue, with a corresponding debit to shareholders' equity during the quarter ended December 31, 2005. The value of the cancelled warrants will be recognized as contract revenue in the consolidated statement of income over the three-year term of the Agreement. The value of warrants cancelled was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions.

Expected life (years)	3.2
Interest rate	4.30%
Volatility	42.68%
Dividend yield	—

Share Repurchase Program

        On February 7, 2008, the Company's Board of Directors approved a stock repurchase program, which authorized the Company to purchase up to $20,000 of the issued and outstanding shares of the Company's Common Stock in the open market or in private transactions during the next twelve months. Shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to price ranges set by management and regulatory considerations.

11. Employee Benefit Plans

Defined Contribution Plans

        The Company maintains a savings and profit sharing plan under section 401(k) of the Internal Revenue Code covering all eligible non-union employees. Employees must complete one calendar month of service and be over 20.5 years of age as of the plan's entry dates. Participants may contribute up to 100% of their compensation, subject to IRS limitations. The Company currently makes matching contributions equal to 50% of the participants' contributions (up to a limit of 10% of the participants' compensation). In addition, the Company has reserved the right to make discretionary profit sharing contributions to employee accounts. The Company has made no discretionary profit sharing contributions. Employer matching contributions vest at a rate of 20% per year beginning after two years of participation in the plan. Employer matching contributions were approximately $1,576, $1,375 and $1,335 for the years ended December 31, 2007, 2006 and 2005, respectively.

        The Company also sponsors a savings and profit sharing plan under section 401(k) of the Internal Revenue Code covering union employees. Employees must complete one calendar month of service and be over 18 years of age as of the plan's entry dates. Participants may contribute from 1% to 100% of their regular wages, subject to IRS limitations, and the Company matches 50% of each dollar contributed by the employee up to 10% of their wages. Employer matching contributions vest at a rate of 20% per year beginning after two years of participation in the plan, however the employer match under this plan does not begin until the employee completes one year of service. Employer matching contributions were $158, $78 and $143 for the years ended December 31, 2007, 2006 and 2005, respectively.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

11. Employee Benefit Plans (Continued)

Defined Benefit and Postretirement Welfare Plan

        AMRI Rensselaer maintains a non-contributory defined benefit plan (salaried and hourly) and a non-contributory, unfunded post-retirement welfare plan, covering substantially all employees. Benefits for the salaried defined benefit plan are based on salary and years of service. Benefits for the hourly defined benefit plan (for union employees) are based on negotiated benefits and years of service. The hourly defined benefit plan is covered under a collective bargaining agreement with the International Chemical Workers Union which represents the hourly workforce at AMRI Rensselaer.

        Effective June 5, 2003, the Company eliminated all benefits under the non-contributory, unfunded post-retirement welfare plan for salaried employees. Effective August 1, 2003, the Company curtailed the salaried defined benefit pension plan. Effective March 1, 2004, the Company curtailed the hourly defined benefit pension plan.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"), requiring an employer to recognize the overfunded or underfunded status of its postretirement plans in the statement of financial position and to recognize changes in that funded status in the year in which the changes occur. Additionally, an employer is required to measure the funded status of a plan as of the end of the employer's fiscal year. The Company adopted SFAS No. 158 effective December 31, 2006.

        The following table provides a reconciliation of the changes in the plans' benefit obligations and fair value of the plans' assets during the years ended December 31, 2007 and 2006, and a reconciliation

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

11. Employee Benefit Plans (Continued)

of the funded status to the net amount recognized in the consolidated balance sheets as of December 31 (the plans' measurement dates) of both years:

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Change in benefit obligation:
Benefit obligation at January 1	$21,678	$21,483	$755	$521
Service cost	—	—	46	71
Interest cost	1,220	1,192	36	31
Plan amendments	—	—	—	6
Actuarial loss (gain)	(861)	168	(92)	126
Benefits paid	(1,291)	(1,165)	—	—

Benefit obligation at December 31	20,746	21,678	745	755
Change in plan assets:
Fair value of plan assets at January 1	21,319	18,876	—	—
Actual return on plan assets	1,218	2,593	—	—
Employer contributions	566	1,015	—	—
Benefits paid	(1,291)	(1,165)	—	—

Fair value of plan assets at December 31	21,812	21,319	—	—

Funded status	$1,066	$(359)	$(745)	$(755)

        The Company included $417 and $254 in other comprehensive income for the years ended December 31, 2007 and 2006, respectively, which represent the respective fluctuations in the additional minimum pension liability, net of related tax benefits.

        At December 31, 2007 and 2006, the accumulated benefit obligation (the actuarial present value of benefits, vested and non-vested, earned by employees based on current and past compensation levels) for the Company's pension plans totaled $20,746 and $21,678, respectively.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

11. Employee Benefit Plans (Continued)

        The following table provides the components of net periodic benefit (income) cost for the years ended December 31:

	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Service cost	$—	$—	$—	$46	$71	$63
Interest cost	1,220	1,193	1,161	36	31	25
Expected return on plan assets	(1,486)	(1,349)	(1,230)	—	—	—
Amortization of net loss	—	53	21	7	10	8

Net periodic benefit (income) cost	$(266)	$(103)	$(48)	$89	$112	$96

Recognized in AOCI:
Prior service cost	$—	$—		$5	$6
Net actuarial (gain) loss	(1,781)	(1,189)		201	300

Total recognized in AOCI	$(1,781)	$(1,189)		$206	$306

        In 2008, the Company expects to amortize $1 of prior service cost and $7 of net actuarial loss from shareholders' equity into postretirement benefit plan cost.

        The following table represents the incremental effect of applying SFAS No. 158 on individual line items in the consolidated balance sheet as of December 31, 2006:

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Liability for pension benefits	$2,372	$(1,258)	$1,114
Deferred income taxes	4,531	390	4,921
Total liabilities	53,181	(868)	52,313
Accumulated other comprehensive income	(36)	868	832
Total stockholders' equity	317,587	868	318,455

        The following assumptions were used to determine the periodic pension cost for the defined benefit pension plans for the year ended December 31:

	2007	2006	2005
Discount rate	6.25%	5.75%	5.50%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A

        The discount rates utilized for determining the Company's pension obligation and net periodic benefit cost were selected using high-quality long-term corporate bond indices as of the plan's measurement date. The rate selected as a result of this process was substantiated by comparing it to the composite discount rate that produced a liability equal to the plan's expected benefit payment

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

11. Employee Benefit Plans (Continued)

stream discounted using the Citigroup Pension Discount Curve ("CPDC"). The CPDC was designed to provide a means for plan sponsors to value the liabilities of their postretirement benefit plans. The CPDC is a yield curve of hypothetical double-A zero coupon bonds with maturities up to 30 years. This curve includes adjustments to eliminate the call features of corporate bonds. As a result of this modeling process, the discount rate was increased from 5.75% at December 31, 2006 to 6.25% at December 31, 2007.

        The following assumptions were used to determine the periodic postretirement benefit cost for the postretirement welfare plan for the year ended December 31:

	2007	2006	2005
Health care cost trend rate assumed for next year	10.0%	9.0%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	4.5%	4.0%
Year that the rate reaches the ultimate trend rate	2013	2012	2010

        Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement welfare plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Point Increase	Point Decrease
Effect on total of service and interest cost	$23	$(18)
Effect on accumulated postretirement benefit obligation for the year ended December 31, 2007	$195	$(149)

        The Company's pension plan weighted-average asset allocations at December 31 by asset category are as follows:

	2007	2006
Equity securities	59%	60%
Debt securities	34	33
Real Estate	5	5
Other	2	2

Total	100%	100%

        The overall objective of the Company's defined benefit plans is to provide the means to pay benefits to participants and their beneficiaries in the amounts and at the times called for by the plan. This is expected to be achieved through the investment of the Company's contributions and other assets and by utilizing investment policies designed to achieve adequate funding over a reasonable period of time.

        Defined benefit plan assets are invested so as to achieve a return on investment, based on levels of liquidity and investment risk that is prudent and reasonable under circumstances which exist from time to time. While the Company recognizes the importance of the preservation of capital, it also adheres to

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

11. Employee Benefit Plans (Continued)

the theory of capital market pricing which maintains that varying degrees of investment risk should be rewarded with compensating returns.

        The asset allocation decision includes consideration of the non-investment aspects of the Company's defined benefit plans, including future retirements, lump-sum elections, contributions, and cash flow. These actual characteristics of the plans place certain demands upon the level, risk, and required growth of trust assets. The Company regularly conducts analyses of the plans' current and likely future financial status by forecasting assets, liabilities, benefits and contributions over time. In so doing, the impact of alternative investment policies upon the plans' financial status is measured and an asset mix which balances asset returns and risk is selected.

        The Company's decision with regard to asset mix is reviewed periodically. Asset mix guidelines include target allocations and permissible ranges for each asset category. Assets are monitored on an ongoing basis and rebalanced as required to maintain an asset mix within the permissible ranges. The guidelines will change from time to time, based on an ongoing evaluation of the plan's tolerance of investment risk.

        The market-related value of plan assets is used in developing the expected rate of return on plan assets. In developing the expected rate of return, the market-related value of plan assets phases in recognition of capital appreciation by recognizing investment gains and losses over a four-year period at 25% per year.

        The expected future benefit payments under the plans are as follows for the years ending December 31:

	Pension Benefits	Postretirement Benefits
2008	$1,260	$—
2009	1,339	—
2010	1,450	—
2011	1,469	—
2012	1,499	—
2013 - 2016	7,986	136

        The Company expects to contribute $303 to its pension plans in 2008.

12. Lease Commitments

        The Company leases both facilities and equipment used in its operations and classifies those leases as operating leases following the provisions of SFAS No. 13, "Accounting for Leases".

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

12. Lease Commitments (Continued)

        The Company has long-term operating leases for a substantial portion of its research and development laboratory facilities. The expiration dates on the present leases range from February 2008 to April 2015. The leases contain renewal options at the option of the Company. The Company is responsible for paying the cost of utilities, operating costs, and increases in property taxes at its leased facilities.

        Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2007 are as follows:

Year ending December 31,
2008	$3,156
2009	2,568
2010	1,626
2011	1,528
2012	1,140
Thereafter	1,080

        Rental expense amounted to approximately $3,502, $2,977 and $2,400 during the years ended December 31, 2007, 2006 and 2005, respectively.

13. Related Party Transactions

(a) Technology Development Incentive Plan

        In 1993, the Company adopted a Technology Development Incentive Plan to provide a method to stimulate and encourage novel innovative technology development. To be eligible to participate, the individual must be an employee and must be the inventor, co-inventor or have made a significant intellectual contribution of novel technology that results in new revenues received by the Company. Eligible participants will share in awards based on a percentage of the licensing, royalty or milestone revenue received by the Company, as defined by the Plan.

        In 2007, 2006 and 2005, the Company awarded Technology Incentive Compensation primarily to the inventor of the terfenadine carboxylic acid metabolite technology, which is covered by the Company's patents relating to the active ingredient in Allegra. The inventor is Thomas D'Ambra, the Company's Chairman, President and Chief Executive Officer. In 2006, the Company awarded employees involved in the development of its proprietary amine neurotransmitter reuptake inhibitors as a result of successful licensing of this technology to BMS. Additionally, in 2007, the Company granted awards to employees in relation to a milestone payment from BMS. The amounts awarded and included in the consolidated statements of income for the years ended December 31, 2007, 2006 and 2005 are $2,784, $2,783 and $4,695, respectively. Included in accrued compensation in the accompanying consolidated balance sheets at both December 31, 2007 and 2006 are unpaid Technology Development Incentive Compensation awards of approximately $659 and $623.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

13. Related Party Transactions (Continued)

(b) Telecommunication Services

        A member of the Company's board of directors is the Chief Executive Officer of one of the providers of telephone and internet services to the Company. This telecommunications company was paid approximately $228, $156 and $194 for services rendered to the Company in 2007, 2006 and 2005, respectively.

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

        AMR Technology, a subsidiary of the Company, along with Aventis Pharmaceuticals Inc., the U.S. pharmaceutical business of Sanofi-Aventis S.A., are involved in legal proceedings with several companies seeking to market or which are currently marketing generic versions of Allegra. Beginning in 2001, Barr Laboratories, Inc., Impax Laboratories, Inc., Mylan Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Dr. Reddy's Laboratories, Ltd./Dr. Reddy's Laboratories, Inc., Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., and Sandoz Inc. filed Abbreviated New Drug Applications ("ANDAs") with the U.S. Food and Drug Administration ("FDA") to produce and market generic versions of Allegra products.

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

        Further, beginning on March 5, 2004, AMR Technology, along with Aventis Pharmaceuticals, filed suit in the U.S. District Court in New Jersey against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Dr. Reddy's Laboratories, Amino Chemicals, Ltd., Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., DiPharma S.P.A., DiPharma Francis s.r.l., and Sandoz, asserting infringement of two of our U.S. patents that are exclusively licensed to Aventis Pharmaceuticals relating to Allegra and Allegra-D products. On December 11, 2006, AMR Technology and Sanofi-Aventis U.S. LLC, an affiliate of Aventis Pharmaceuticals, also filed a patent infringement lawsuit in the Republic of Italy against DiPharma Francis s.r.l. and DiPharma S.P.A. based on European Patent No. 703,902 which is owned by AMR Technology and licensed to Sanofi-Aventis U.S. LLC. In addition, on December 22, 2006, AMR Technology filed a patent infringement lawsuit in Canada against Novopharm Ltd., Teva Pharmaceutical Industries Ltd., Teva Pharmaceuticals USA, Inc., DiPharma S.P.A. and DiPharma s.r.l. based on Canadian Patent No. 2,181,089. On March 20, 2007,

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

14. Legal Proceedings (Continued)

AMR Technology filed a patent infringement lawsuit in Australia against Alphapharm Pty Ltd based on Australian Patent No. 699,799. On September 28, 2007, AMR Technology filed a patent infringement lawsuit in Australia against Arrow Pharmaceuticals Pty Ltd, Chemists' Own Pty Ltd, and Sigma Pharmaceuticals Limited based on Australian Patent No. 699,799.

        Aventis Pharmaceuticals and AMR Technology have entered into covenants not to sue on U.S. Patent No. 5,578,610 with defendants other than Novopharm, DiPharma S.P.A., DiPharma Francis s.r.l., Alphapharm, Arrow Pharmaceuticals Pty Ltd, Chemists' Own Pty Ltd, and Sigma Pharmaceuticals Limited. Aventis Pharmaceuticals exclusively licenses U.S. Patent No. 5,578,610 from us, but that patent has not been asserted in the litigations in the U.S. However, the Company and Aventis Pharmaceuticals have agreed that Aventis Pharmaceuticals will continue to pay royalties to the Company based on that patent under the Company's original license agreement with Aventis Pharmaceuticals. Under our arrangements with Aventis Pharmaceuticals, we will receive royalties until expiration of the underlying patents (2013 for U.S. Patent No. 5,578,610 and 2015 for U.S. Patent No. 5,750,703) unless the patents are earlier determined to be invalid.

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

        Subsequent to the preliminary injunction proceeding in the District Court, Dr. Reddy's Laboratories and Mylan Pharmaceuticals have engaged in an at-risk launches of generic fexofenadine products.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

14. Legal Proceedings (Continued)

        Should the Company be unsuccessful in defending these patents, the Company would continue to experience a material decrease in operating cash flows and a material adverse effect on our results of operations and financial condition.

15. Environmental Costs

        The Company has completed an environmental remediation assessment associated with groundwater contamination at its Rensselaer, NY location. Ongoing costs associated with the remediation include biannual monitoring and reporting to the State of New York's Department of Environmental Conservation. Under the remediation plan, the Company is expected to pay for monitoring and reporting until 2014. Under a 1999 agreement with the facility's previous owner, the Company's maximum liability under the remediation is $5.5 million. For the years ended December 31, 2007, 2006 and 2005, respectively, $0, $0 and $256 in costs have been paid by the Company.

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

        At December 31, 2007 and 2006, $191 and $236, respectively, was recorded for future environmental liabilities in the consolidated balance sheets.

16. Concentration of Business

        For the year ended December 31, 2007, contract revenue from the Company's three largest customers represented 19%, 5% and 5%, respectively, of its contract revenue. For the year ended December 31, 2006, contract revenue from the Company's three largest customers represented 21%, 7% and 6%, respectively, of its contract revenue. For the year ended December 31, 2005, contract revenue from the Company's three largest customers respectively represented 37%, 6% and 4% of its contract revenue. The Company's largest customer, GE Healthcare, represented 19% of total contract revenue for the year ended December 31, 2007. In the majority of circumstances, there are agreements in force with these entities that provide for the Company's continued involvement in present research projects. However, there regularly exists the possibility that the Company will have no further association with these entities once these projects conclude.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

16. Concentration of Business (Continued)

        Contract revenue by geographic region, based on the location of the customer, and expressed as a percentage of total contract revenue follows:

	Year Ended December 31,
	2007	2006	2005
United States	69%	66%	59%
Europe	26%	31%	38%
Other countries	5%	3%	3%

Total	100%	100%	100%

17. Business Segments

        The Company has organized its sales, marketing and production activities into the DDS and LSM segments based on the criteria set forth in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company's management relies on an internal management accounting system to report results of the segments. The system includes revenue and cost information by segment. The Company's management makes financial decisions and allocates resources based on the information it receives from this internal system.

        DDS includes activities such as drug lead discovery, optimization, drug development and small scale commercial manufacturing. The Rensselaer facility includes pilot to commercial scale manufacturing of active pharmaceutical ingredients and intermediates and high potency and controlled substance manufacturing all of which are in compliance with the FDA current Good Manufacturing Practices. Corporate activities include business development and administrative functions, as well as research and development costs that have not been allocated to the operating segments.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

17. Business Segments (Continued)

        The following table summarizes information by segment for the year ended December 31, 2007:

	DDS	LSM	Total
Contract revenue	$87,061	$76,314	$163,375
Milestone revenue	2,000	80	2,080
Recurring royalties	27,056	—	27,056

Total revenue	$116,117	$76,394	$192,511
Operating income (before unallocated expenses)	$50,242	$7,180	$57,422
Unallocated expenses:
Research and development			12,821
Selling, general and administrative			33,250

Total unallocated expenses			46,071
Operating income			11,351
Reconciling items:
Interest income, net			3,192
Other loss, net			(158)

Income before income tax expense			$14,385

Supplemental information:
Depreciation and amortization	$10,534	$6,456	$16,990

        The following table summarizes other information by segment as of December 31, 2007:

	DDS	LSM	Total
Total assets	$235,603	$151,051	$386,654
Goodwill included in total assets	14,141	32,434	46,575
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	13,711	4,036	17,747

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

17. Business Segments (Continued)

        The following table summarizes information by segment for the year ended December 31, 2006:

	DDS	LSM	Total
Contract revenue	$75,777	$77,006	$152,783
Recurring royalties	27,024	—	27,024

Total revenue	$102,801	$77,006	$179,807
Operating income (before unallocated expenses)	$42,873	$(444)	$42,429
Unallocated expenses:
Research and development			11,428
Selling, general and administrative			31,899

Total unallocated expenses			43,327
Operating income			(898)
Reconciling items:
Interest income, net			2,990
Other loss, net			150

Income before income tax expense			$2,242

Supplemental information:
Depreciation and amortization	$9,231	$6,050	$15,281

        The following table summarizes other information by segment as of December 31, 2006:

	DDS	LSM	Total
Total assets	$243,506	$131,987	$375,493
Goodwill included in total assets	12,751	23,060	35,811
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	10,278	6,175	16,453

18. Fair Value of Financial Instruments

        The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments". Although the estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies, the estimates presented are not necessarily indicative of the amounts that the Company could realize in current market exchanges.

        The Company is estimating its fair value disclosures for financial instruments using the following methods and assumptions:

        Cash and cash equivalents, receivables, and accounts payable:    The carrying amounts reported in the consolidated balance sheets approximate their fair value because of the short maturities of these instruments.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

18. Fair Value of Financial Instruments (Continued)

        Investment securities, available-for-sale:    As disclosed in Note 5, investment securities are estimated based on quoted market prices at the consolidated balance sheet date.

        Long-term debt:    The carrying value of long-term debt was approximately equal to fair value at December 31, 2007 and 2006 due to the resetting dates of the variable interest rates.

        Swap Contracts:    As discussed in Note 8, the swap contract asset is carried at fair value at December 31, 2007 and 2006.

19. Goodwill and Intangible Assets

Goodwill

        The carrying amount of goodwill, by segment, as of December 31, 2007 and 2006 are as follows:

	DDS	LSM	Total
December 31, 2007
Goodwill	$14,141	$32,434	$46,575
December 31, 2006
Goodwill	$12,751	$23,060	$35,811

        The increase in goodwill within the DDS segment from December 31, 2006 to December 31, 2007 is related to the impact of foreign currency translation, partially offset by final valuation adjustments for the Company's acquisition of AMRI Hungary, described in Note 2. The increase in goodwill within the LSM segment from December 31, 2006 to December 31, 2007 is related to the acquisition of AMRI India described in Note 2, as well as the impact of foreign currency translation.

Intangible Assets

        The components of intangible assets are as follows:

	Cost	Accumulated Amortization	Net	Amortization Period
December 31, 2007
Patents and Licensing Rights	$2,976	$(1,075)	$1,901	2-16 years
Other	973	(642)	331	18-24 months

Total	$3,949	$(1,717)	$2,232

December 31, 2006
Patents and Licensing Rights	$2,492	$(727)	$1,765	2-16 years
Other	629	(293)	336	18-24 months

Total	$3,121	$(1,020)	$2,101

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

19. Goodwill and Intangible Assets (Continued)

        Amortization expense related to intangible assets for the years ended December 31, 2007, 2006 and 2005 was $697, $643 and $101, respectively.

        The following chart represents estimated future annual amortization expense related to intangible assets:

Year ending December 31,
2008	$510
2009	212
2010	159
2011	159
2012	159
Thereafter	1,037

20. Selected Quarterly Consolidated Financial Data (unaudited)

        The following tables present unaudited consolidated financial data for each quarter of 2007 and 2006:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Contract revenue	$41,231	$39,936	$41,571	$40,637
Gross profit	8,544	9,933	8,167	4,699
Recurring royalties	7,146	7,838	5,986	6,086
Income (loss) from operations	3,937	6,527	2,137	(1,250)
Net income (loss)	3,224	4,576	1,980	(844)
Net income (loss) per share:
Basic	$0.10	$0.14	$0.06	$(0.02)
Diluted	$0.10	$0.14	$0.06	$(0.03)
2006
Contract revenue	$36,188	$38,383	$37,907	$40,305
Gross profit	5,045	5,894	5,775	7,459
Recurring royalties	7,178	7,200	6,333	6,313
Income (loss) from operations	1,953	(1,127)	780	(2,504)
Net income (loss)	1,894	(353)	1,406	(764)
Net income (loss) per share:
Basic	$0.06	$(0.01)	$0.04	$(0.02)
Diluted	$0.06	$(0.01)	$0.04	$(0.02)

ALBANY MOLECULAR RESEARCH, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2007, 2006 and 2005

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions Charged to Reserves	Balance at End of Period
Allowance for doubtful accounts receivable
2007	$293,224	$26,851	—	$(67,843)	$252,232
2006	$98,338	$197,886	—	$(3,000)	$293,224
2005	$205,072	$(70,691)	—	$(36,043)	$98,338
Note receivable reserve
2007	$—	$—	—	—	$—
2006	$—	$—	—	—	$—
2005	$32,277	$(32,277)	—	—	$—
Deferred tax asset valuation allowance
2007	$3,189,895	$2,112,336	—	—	$5,302,231
2006	$2,997,335	$192,560	—	—	$3,189,895
2005	$1,769,331	$1,228,004	—	—	$2,997,335

SCH-1