Form 10-Q
period 2008-03-31
ALBANY MOLECULAR RESEARCH INC
filed 2008-05-09
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common Stock, $.01 par value	31,725,599, excluding treasury shares of 3,486,413

ALBANY MOLECULAR RESEARCH, INC.

PART I — FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
(Dollars in thousands, except for per share data)	March 31, 2008	March 31, 2007

Contract revenue	$45,337	$41,231
Recurring royalties	8,233	7,146
Total revenue	53,570	48,377

Cost of contract revenue	36,228	32,687
Technology incentive award	819	713
Research and development	2,909	2,381
Selling, general and administrative	9,297	8,416
Restructuring	—	243
Total operating expenses	49,253	44,440

Income from operations	4,317	3,937

Interest income, net	522	737
Other (loss) income, net	(59)	30

Income before income tax expense	4,780	4,704

Income tax expense	41	1,480

Net income	$4,739	$3,224

Basic earnings per share	$0.15	$0.10

Diluted earnings per share	$0.15	$0.10

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(Dollars and shares in thousands, except for per share data)	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$62,570	$45,506
Marketable securities, available-for-sale	24,032	62,193
Accounts receivable, net	34,846	28,006
Royalty income receivable	8,290	6,086
Inventory	22,952	22,581
Unbilled services	275	259
Prepaid expenses and other current assets	7,762	5,698
Deferred income taxes	3,807	4,931
Total current assets	164,534	175,260

Property and equipment, net	165,419	158,028

Goodwill	41,475	46,575
Intangible assets and patents, net	2,157	2,232
Equity investment in unconsolidated affiliates	956	956
Pension and postretirement benefits	823	624
Other assets	3,437	2,979
Total assets	$378,801	$386,654

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$16,073	$17,455
Deferred revenue	8,629	6,922
Accrued pension benefits	303	303
Income taxes payable	1,685	1,789
Current installments of long-term debt	9,917	9,900
Total current liabilities	36,607	36,369

Long-term liabilities:
Long-term debt, excluding current installments	4,080	4,080
Deferred income taxes	10,460	11,446
Environmental liabilities	191	191
Total liabilities	51,338	52,086

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 100,000 shares authorized, 35,227 shares issued as of March 31, 2008, and 35,075 shares issued as of December 31, 2007	352	351
Additional paid-in capital	196,579	195,985
Retained earnings	174,995	170,256
Accumulated other comprehensive income, net	5,732	5,147
	377,658	371,739
Less, treasury shares at cost, 3,262 shares as of March 31, 2008 and 2,077 shares as of December 31, 2007	(50,195)	(37,171)
Total stockholders’ equity	327,463	334,568
Total liabilities and stockholders’ equity	$378,801	$386,654

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31, 2008	March 31, 2007

Operating activities
Net income	$4,739	$3,224
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,605	4,134
Deferred income tax expense	122	1,063
Gain on disposal of property, plant and equipment	(15)	(32)
Stock-based compensation expense	422	314
Provision for obsolete inventories	(570)	607
(Increase) decrease in:
Accounts receivable	(6,798)	2,375
Royalty income receivable	(2,204)	(1,056)
Inventory, prepaid expenses and other assets	(2,200)	(2,449)
(Decrease) increase in:
Accounts payable and accrued expenses	(1,517)	(4,439)
Income tax payable	(104)	1,900
Deferred revenue	1,707	(358)
Pension and postretirement benefits	(197)	(401)
Other long-term liabilities	—	(45)
Net cash (used in) provided by operating activities	(2,010)	4,837

Investing activities
Purchases of marketable securities	(9,678)	(21,747)
Proceeds from sales of investment securities	47,869	19,623
Purchase of businesses, net of cash acquired	(1,691)	—
Purchase of property, plant and equipment	(4,541)	(3,217)
Proceeds from disposal of property, plant and equipment	47	1,515
Payments for patent applications and other costs	(65)	(83)
Net cash provided by (used in) investing activities	31,941	(3,909)

Financing activities
Purchase of treasury stock	(13,024)	—
Principal payments on long-term debt	(9,643)	(1,074)
Borrowings on line of credit	9,660
Proceeds from sale of common stock	173	188
Net cash used in financing activities	(12,834)	(886)

Effect of exchange rate changes on cash flows	(33)	156

Increase in cash and cash equivalents	17,064	198

Cash and cash equivalents at beginning of period	45,506	26,124

Cash and cash equivalents at end of period	$62,570	$26,322

See notes to unaudited condensed consolidated financial statements.

(All amounts in thousands, except per share amounts, unless otherwise noted)

Note 1 — Summary of Operations and Significant Accounting Policies

Nature of Business and Operations

Albany Molecular Research, Inc. (the “Company”) provides scientific services, technologies and products focused on improving the quality of life. The Company’s core business consists of a fee-for-service contract services platform encompassing drug discovery, development and manufacturing and a separate, stand-alone research and development division consisting of proprietary technology investments, internal drug discovery and niche generic active pharmaceutical ingredient product development.  With locations in the U.S., Europe and Asia, the Company provides customers with a range of services and cost models.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

The accompanying unaudited condensed consolidated financial statements include the accounts of Albany Molecular Research, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated during consolidation. Assets and liabilities of non-U.S. operations are translated at period-end rates of exchange, and the statements of operations are translated at the average rates of exchange for the period. Unrealized gains or losses resulting from translating non-U.S. currency financial statements are recorded in accumulated other comprehensive income in the accompanying unaudited condensed consolidated balance sheets.

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

Contract Revenue Recognition

The Company’s contract revenue consists primarily of fees earned under contracts with third-party customers and reimbursed expenses under such contracts. The Company also seeks to include provisions in certain contracts that contain a combination of up-front licensing fees, milestone and royalty payments should the Company’s proprietary technology and expertise lead to the discovery of new products that become commercial. Reimbursed expenses consist of chemicals and other project specific costs. Generally, the Company’s contracts may be terminated by the customer upon 30 days’ to one year’s prior notice, depending on the size of the contract. The Company analyzes its agreements to determine whether the elements can be separated and accounted for individually or as a single unit of accounting in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”. Allocation of revenue to individual elements that qualify for separate accounting is based on the estimated fair value of the respective elements.

The Company generates contract revenue on the following basis:

Full-time Equivalent (“FTE”).  An FTE agreement establishes the number of Company employees contracted for a project or a series of projects, the duration of the contract period, the price per FTE, plus an allowance for chemicals and other project specific costs, which may or may not be incorporated in the FTE rate. FTE contracts can run in one month increments, but typically have terms of six months or longer. FTE contracts typically provide for annual adjustments in billing rates for the scientists assigned to the contract.

These contracts involve the Company’s scientists providing services on a “best efforts” basis on a project that may involve a research component with a timeframe or outcome that has some level of unpredictability. There are no fixed deliverables that must be met for payment as part of these services. As such, the Company recognizes revenue under FTE contracts on a monthly basis as services are performed according to the terms of the contract.

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

Long-lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, among others, the following:

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

The Company has completed its annual goodwill assessment of its reporting units for 2007.  If management’s expectations of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of the Company’s reporting units could change significantly. Such a change could result in goodwill impairment charges in future periods, which could have a significant impact on the Company’s consolidated financial statements. Total goodwill recorded on the Company’s unaudited condensed consolidated balance sheet at March 31, 2008 was $41,475 primarily comprised of $23,060 of goodwill associated with the Company’s acquisition of AMRI Rensselaer (formerly known as Organichem, Inc.), $12,029 of goodwill attributable to ComGenex Kutato-Fejleszto Rt (“AMRI Hungary”), $2,671 of goodwill associated with the Company’s acquisition of certain assets of Ariane Orgachem Pvt. Ltd. in Aurangabad, India, and Ferico Laboratories Ltd. located in Navi Mumbai, India, collectively known as India Pvt. Limited (“AMRI India”), and $1,029 of goodwill associated with the Company’s acquisition of FineKem Laboratories Pvt. Limited (“FineKem”).

Stock Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123 (R)”), which amended SFAS No. 123 and superseded Accounting Principals Board (“APB”) No. 25 in establishing standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, as well as transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on the fair value of the share-based payment. This Statement establishes fair value as the measurement objective in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. As allowed under SFAS No. 123 (R), the Company elected the modified prospective method of adoption, under which compensation cost is recognized in the financial statements beginning with the effective date of SFAS No. 123 (R) for all share-based payments granted after that date, and for all unvested awards granted prior to the effective date of SFAS No. 123 (R). Accordingly, prior period amounts were not restated.

Note 2 — Business Combination

Acquisition of FineKem

On January 17, 2008, the Company, through a wholly-owned subsidiary, completed the purchase of FineKem, a manufacturing facility located in Aurangabad, India.  The aggregate purchase price of $1,679 included cash payments totaling $1,665 and capitalized costs related to the acquisition, primarily professional fees, of $14.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair value of the net assets acquired.  The allocation will be adjusted upon the final determination of the purchase price and the completion of the Company’s valuation of the acquired assets and liabilities of FineKem.

January 17, 2008
Assets Acquired
Accounts receivable, net	$42
Inventory	139
Prepaid expenses and other current assets	26
Property and equipment, net	556
Goodwill	1,049
Total assets acquired	$1,812

Liabilities Assumed
Accounts payable and accrued expenses	$133
Total liabilities assumed	$133

Net assets acquired	$1,679

Pro forma financial information for the three months ended March 31, 2008 and 2007, as if the FineKem acquisition had been completed as of January 1, 2007, has been excluded due to the immateriality of the operating results of FineKem in relation to the Company’s consolidated operating results as a whole.

Acquisition of AMRI India

On June 29, 2007, the Company, through a wholly-owned subsidiary, acquired certain assets of AMRI India.  The aggregate purchase price of $11,910 included cash payments totaling $11,073 and capitalized costs related to the acquisition, primarily professional fees, of $837.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair value of the net assets acquired.  The allocation was adjusted during the first quarter of 2008 and will be further adjusted during the second quarter of 2008, upon the final determination of the purchase price and the completion of the Company’s valuation of the acquired assets and liabilities of AMRI India.

June 29, 2007
Assets Acquired
Accounts receivable, net	$13
Inventory	723
Prepaid expenses and other current assets	229
Property and equipment, net	8,558
Goodwill	2,634
Total assets acquired	$12,157

Liabilities Assumed
Accounts payable and accrued expenses	$247
Total liabilities assumed	$247

Net assets acquired	$11,910

Note 3 — Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2008	2007
Weighted average common shares outstanding	32,173	32,271
Dilutive effect of stock options	11	106
Dilutive effect of restricted stock	186	95
Weighted average common shares outstanding	32,370	32,472

The Company has excluded certain outstanding stock options from the calculation of diluted earnings per share for the three months ended March 31, 2008 and 2007 because the exercise price was greater than the average market price of the Company’s common shares during that period, and as such, these options would be anti-dilutive. The weighted average number of anti-dilutive options and restricted shares outstanding (before the effects of the treasury stock method) was 1,874 and 2,005 for the three months ended March 31, 2008 and 2007, respectively.  These amounts are not included in the calculation of weighted average common shares outstanding.

Note 4 — Inventory

Inventory consisted of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Raw materials	$7,222	$6,865
Work in process	2,743	2,064
Finished goods	12,898	13,535
Libraries, net of accumulated amortization	89	117
Total	$22,952	$22,581

Note 5 — Restructuring

Large Scale Manufacturing Facility

On November 9, 2006, the Company announced plans to initiate a restructuring of the Company’s Large Scale Manufacturing (“LSM”) business segment.  The Company recorded a restructuring charge of approximately $2,400 in the fourth quarter of 2006, including a non-cash asset disposal charge of approximately $1,600, and other charges of approximately $800, consisting primarily of termination benefits, and restructuring charges of $273 in 2007, consisting of termination benefits.  There were no additional restructuring charges taken during the first quarter of 2008.

The restructuring costs are included under the caption “Restructuring” in the consolidated statements of operations during 2007, and the restructuring liabilities are included in “Accounts payable and accrued expenses” on the consolidated balance sheets at March 31, 2008 and December 31, 2007.

Termination benefits relate to severance packages, outplacement services and career counseling for employees affected by the restructuring. Asset disposal costs relate primarily to the carrying value of underutilized assets that were identified for disposal in conjunction with the restructuring plan.

The large scale manufacturing restructuring activity was recorded in the LSM operating segment. The net cash outflow related to the large scale manufacturing restructuring for the three months ended March 31, 2008 and 2007 were $78 and $345, respectively.  Anticipated cash outflows related to the large scale manufacturing restructuring for the remainder of 2008 are $62, which primarily consists of the payment of termination benefits.

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

Note 6 — Goodwill and Intangible Assets

The carrying amounts of goodwill, by the Company’s Discovery/Development/Small Scale Manufacturing (“DDS”) and LSM operating segments, as of March 31, 2008 and December 31, 2007 are as follows:

	DDS	LSM	Total

March 31, 2008	$14,715	$26,760	$41,475

December 31, 2007	$14,141	$32,434	$46,575

The decrease in goodwill within the LSM segment from December 31, 2007 to March 31, 2008 is related primarily to the valuation adjustments on AMRI India, as well as the impact of foreign currency translation, partially offset by the goodwill associated with the acquisition of FineKem.  The increase in goodwill within the DDS segment from December 31, 2007 to March 31, 2008 is related to the impact of foreign currency translation.

The components of intangible assets are as follows:

	Cost	Accumulated Amortization	Net	Amortization Period
March 31, 2008
Patents and Licensing Rights	$3,067	$(1,175)	$1,892	2-16 years
Other	1,021	(756)	265	18-24 months
Total	$4,088	$(1,931)	$2,157

December 31, 2007
Patents and Licensing Rights	$2,976	$(1,075)	$1,901	2-16 years
Other	973	(642)	331	18-24 months
Total	$3,949	$(1,717)	$2,232

Amortization expense related to intangible assets was $155 and $102 for the three months ended March 31, 2008 and 2007, respectively.

The following chart represents estimated future annual amortization expense related to intangible assets:

Year ending December 31,
2008 (remaining)	$397
2009	232
2010	160
2011	160
2012	160
Thereafter	1,048

Note 7 - Defined Benefit and Postretirement Welfare Plan

AMRI Rensselaer previously provided retirement benefits under two non-contributory defined benefit plans and a non-contributory, unfunded post-retirement welfare plan. Future benefits under the defined benefit plans and for salaried participants in the post-retirement welfare plan have been frozen.

Components of Net Periodic Benefit Cost

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007

Service cost	$—	$—	$12	$19
Interest cost	305	301	10	9
Expected return on plan assets	(386)	(366)	—	—
Recognized net loss	—	9	2	2
Net periodic benefit (income) cost	$(81)	$(56)	$24	$30
Recognized in Accumulated Other Comprehensive Income (“AOCI”)
Prior service cost	—	—	—	—
Net actuarial loss	—	9	2	2
Total recognized in AOCI	$—	$9	$2	$2

Employer Contributions

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2007 that it expected to contribute $303 to its pension plan in 2008.  As of March 31, 2008, $140 in contributions have been made.

Note 8 — Stockholders’ Equity

During the three months ended March 31, 2008 and 2007, the Company recognized total share based compensation cost, net of tax, of $295 and $235, respectively.

The Company grants share-based payments, including restricted shares, under its 1998 Stock Option and Incentive Plan, as well as its 1998 Employee Stock Purchase Plan.

1998 Stock Option and Incentive Plan

Restricted Stock

A summary of unvested restricted stock activity as of March 31, 2008 and changes during the three months then ended is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2007	518	$9.79
Granted	142	$11.21
Vested	(103)	$8.45
Forfeited	(5)	$9.36
Outstanding, March 31, 2008	552	$10.41

The weighted average fair value of restricted shares per share granted during the three months ended March 31, 2008 and 2007 was $11.21 and $9.42, respectively.  As of March 31, 2008, there was $4,714 of total unrecognized compensation cost related to non-vested restricted shares. That cost is expected to be recognized over a weighted-average period of 3.46 years.  During the three months ended March 31, 2008, 103 restricted shares vested.

Stock Options

The fair value of each stock option award is estimated at the date of grant using the Black-Scholes valuation model based on the following assumptions:

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Expected life in years	5	5
Interest rate	2.74%	4.65%
Volatility	41%	38%
Dividend yield	—	—

A summary of stock option activity under the Company’s 1998 Stock Option and Incentive Plan as of March 31, 2008 and changes during the three month period then ended is presented below:

	Number of Shares	Weighted Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2008	1,963	$20.95
Granted	56	11.21
Exercised	—	—
Forfeited	(59)	25.85
Expired	—	—
Outstanding, March 31, 2008	1,960	20.53	4.9	$616
Options exercisable, March 31, 2008	1,631	$22.17	4.0	$284

The weighted average fair value of stock options granted as of March 31, 2008 and 2007 was $4.47 and $3.77, respectively.   As of March 31, 2008 there was $1,385 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.6 years.

Employee Stock Purchase Plan

During the three months ended March 31, 2008 and 2007, 14 and 19 shares, respectively, were issued under the Company’s 1998 Employee Stock Purchase Plan.  During the three months ended March 31, 2008 and 2007, cash received from stock option exercises and employee stock purchases was $173 and $188, respectively.  The actual tax benefit realized for the tax deductions from stock option exercises and plan purchases was $0 during the three months ended March 31, 2008 and 2007.

Share Repurchase Program

On February 7, 2008, the Company’s Board of Directors approved a stock repurchase program, which authorized the Company to purchase up to $20,000 of the issued and outstanding shares of the Company’s Common Stock in the open market or in private transactions for the twelve months following the approval of the program.  Shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to price ranges set by management and regulatory conditions.

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

DDS includes activities such as drug lead discovery, optimization, drug development and small scale commercial manufacturing. LSM includes pilot to commercial scale manufacturing of active pharmaceutical ingredients and intermediates and high potency and controlled substance manufacturing, all of which are in compliance with the Food and Drug Administration’s (“FDA”) current Good Manufacturing Practices. Corporate activities include business development and administrative functions, as well as research and development costs that have not been allocated to the operating segments.

The following table contains earnings data by operating segment, reconciled to totals included in the unaudited condensed consolidated financial statements:

	Contract Revenue	Milestone & Recurring Royalty Revenue	Income (Loss) from Operations	Depreciation and Amortization
For the three months ended March 31, 2008
DDS	$26,593	$8,233	$15,990	$2,692
LSM	18,744	—	533	1,913
Corporate	—	—	(12,206)	—
Total	$45,337	$8,233	$4,317	$4,605

For the three months ended March 31, 2007
DDS	$20,210	$7,146	$11,946	$2,516
LSM	21,021	—	2,782	1,618
Corporate	—	—	(10,791)	—
Total	$41,231	$7,146	$3,937	$4,134

The following table summarizes other information by segment as of March 31, 2008:

	As of March 31, 2008
	DDS	LSM	Total

Total assets	$224,241	$154,560	$378,801
Goodwill included in total assets	14,715	26,760	41,475

The following table summarizes other information by segment as of December 31, 2007:

	As of December 31, 2007
	DDS	LSM	Total

Total assets	$235,603	$151,051	$386,654
Goodwill included in total assets	14,141	32,434	46,575

Note 10 — Financial Information by Customer Concentration and Geographic Area

Total contract revenue from DDS’s three largest customers represented approximately 12%, 8% and 6% of DDS’s total contract revenue for the three months ended March 31, 2008, and 8%, 5% and 5% of DDS’s total contract revenue for the three months ended March 31, 2007.  Total contract revenue from LSM’s largest customer, GE Healthcare, represented 53% and 37% of LSM’s total contract revenue for the three months ended March 31, 2008 and 2007, respectively.  GE Healthcare accounted for approximately 22% and 19% of the Company’s total contract revenue for the three months ended March 31, 2008 and 2007, respectively.

The Company’s total contract revenue for the three months ended March 31, 2008 and 2007 was recognized from customers in the following geographic regions:

	Three Months Ended March 31,
	2008	2007

United States	64%	68%
Europe	28	27
Other	8	5

Total	100%	100%

Note 11 — Comprehensive Income

The following table presents the components of the Company’s comprehensive income for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Net income	$4,739	$3,224

Other comprehensive income (loss):
Change in unrealized gain on marketable securities, net of taxes	39	23
Change in unrealized loss on interest rate swap, net of taxes	(5)	(26)
Foreign currency translation gain	549	156
Net actuarial loss related to pension and postretirement benefits	2	11
Total comprehensive income	$5,324	$3,388

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

AMR Technology, a subsidiary of the Company, along with Aventis Pharmaceuticals Inc., the U.S. pharmaceutical business of Sanofi-Aventis S.A., are involved in legal proceedings with several companies seeking to market or which are currently marketing generic versions of Allegra. Beginning in 2001, Barr Laboratories, Inc., Impax Laboratories, Inc., Mylan Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Dr. Reddy’s Laboratories, Ltd./Dr. Reddy’s Laboratories, Inc., Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., and Sandoz Inc. filed Abbreviated New Drug Applications (“ANDAs”) with the FDA to produce and market generic versions of Allegra products.

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

Further, beginning on March 5, 2004, AMR Technology, along with Aventis Pharmaceuticals, filed suit in the U.S. District Court in New Jersey against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Dr. Reddy’s Laboratories, Amino Chemicals, Ltd., Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., DiPharma S.P.A., DiPharma Francis s.r.l., and Sandoz, asserting infringement of two of our U.S. patents that are exclusively licensed to Aventis Pharmaceuticals relating to Allegra and Allegra-D products.  On December 11, 2006, AMR Technology and Sanofi-Aventis U.S. LLC, an affiliate of Aventis Pharmaceuticals, also filed a patent infringement lawsuit in the Republic of Italy against DiPharma Francis s.r.l. and DiPharma S.P.A. based on European Patent No. 703,902 which is owned by AMR Technology and licensed to Sanofi-Aventis U.S. LLC.  In addition, on December 22, 2006, AMR Technology filed a patent infringement lawsuit in Canada against Novopharm Ltd., Teva Pharmaceutical Industries Ltd., Teva Pharmaceuticals USA, Inc., DiPharma S.P.A. and DiPharma s.r.l. based on Canadian Patent No. 2,181,089. On March 20, 2007, AMR Technology filed a patent infringement lawsuit in Australia against Alphapharm Pty Ltd based on Australian Patent No. 699,799.  On September 28, 2007, AMR Technology filed a patent infringement lawsuit in Australia against Arrow Pharmaceuticals Pty Ltd, Chemists’ Own Pty Ltd, and Sigma Pharmaceuticals Limited based on Australian Patent No. 699,799.

Aventis Pharmaceuticals and AMR Technology have entered into covenants not to sue on U.S. Patent No. 5,578,610 with defendants other than Novopharm, DiPharma S.P.A., DiPharma Francis s.r.l., Alphapharm, Arrow Pharmaceuticals Pty Ltd, Chemists’ Own Pty Ltd, and Sigma Pharmaceuticals Limited.  Aventis Pharmaceuticals exclusively licenses U.S. Patent No. 5,578,610 from us, but that patent has not been asserted in the litigations in the U.S.  However, the Company and Aventis Pharmaceuticals have agreed that Aventis Pharmaceuticals will continue to pay royalties to the Company based on that patent under the Company’s original license agreement with Aventis Pharmaceuticals. Under our arrangements with Aventis Pharmaceuticals, we will receive royalties until expiration of the underlying patents (2013 for U.S. Patent No. 5,578,610 and 2015 for U.S. Patent No. 5,750,703) unless the patents are earlier determined to be invalid.

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

On September 20, 2005, AMR Technology, along with Aventis Pharmaceuticals, filed a Motion for Preliminary Injunction in the U.S. District Court in New Jersey seeking to enjoin Barr Pharmaceuticals, Inc., Teva Pharmaceuticals Ltd., Ranbaxy Laboratories, Ltd. and Amino Chemicals, Ltd. from the sale of generic versions of Allegra in the United States. On January 30, 2006, the U.S. District Court denied the request by AMR Technology and Aventis Pharmaceuticals for a preliminary injunction. An appeal of that decision was taken to the U.S. Court of Appeals for the Federal Circuit and, on November 8, 2006, the appellate court affirmed the District Court’s denial of a preliminary injunction. The preliminary injunction application is no longer pending. The Federal Circuit’s decisions on the preliminary injunction application is not dispositive of the merits of the claims being asserted as described above.

Subsequent to the preliminary injunction proceeding in the District Court, Dr. Reddy’s Laboratories and Mylan Pharmaceuticals have engaged in at-risk launches of generic fexofenadine products.

Should the Company be unsuccessful in defending these patents, the Company would continue to experience a material decrease in operating cash flows and a material adverse effect on our results of operations and financial condition.

Note 13 — Income Taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance on the accounting for uncertainty in income tax reporting, and prescribes a methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. The adoption of this standard did not have a material impact on the Company’s financial statements.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate (net of the federal benefit on state issues) was $608 and $3,000 as of March 31, 2008 and December 31, 2007, respectively.  The Company classifies interest expense and penalties related to unrecognized tax benefits as a component of income tax expense. This policy did not change with adoption of FIN 48. As of March 31, 2008 and December 31, 2007, the Company has not accrued any penalties related to its uncertain tax position as it believes that it is more likely than not that there will not be any assessment of penalties. The total amount of accrued interest resulting from such unrecognized tax benefits was $56 and $1,000 at March 31, 2008 and December 31, 2007, respectively.    These unrecognized tax benefits are classified as income taxes payable in the condensed consolidated balance sheet at March 31, 2008 and December 31, 2007, respectively.

During the quarter ended March 31, 2008, the Company reached a settlement in the examination of certain state tax returns.  As a result of this settlement, the Company’s unrecognized tax benefits decreased by $3,500 through payments of $1,400 and the recognition of $2,100 of previously unrecognized tax benefits related to these matters.  In addition, the Company recognized an additional $307 in previously unrecognized tax benefits during the quarter ended March 31, 2008 as a result of a lapse of an applicable statute of limitations.  The recognition of previously unrecognized tax benefits reduced the effective tax rate (net of the federal benefit on state issues) by $1,600 during the quarter ended March 31, 2008.  As of March 31, 2008, the Company accrued an additional $46 of reserves based on current year tax positions and an additional $11 of interest related to its uncertain tax positions.

The Company files Federal income tax returns, as well as multiple state and foreign jurisdiction tax returns. The Company’s Federal income tax returns have been examined by the Internal Revenue Service through the year ended December 31, 2004.  All significant state and foreign matters have been concluded for years through 2005.  There are tax examinations that are currently underway.  The completion of certain of these tax examinations is anticipated within the next year.  Based on the current status of these examinations, management of the Company believes that the reserves associated with tax positions under examination are adequate.  However, the Company does not believe it is reasonably possible to estimate the potential change in its unrecognized tax benefit that will result from the completion of these examinations.

Note 14 – Fair Value

In September 2006, SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157), was issued.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  FASB Staff Position (“FSP”) 157-2 amended SFAS No. 157 to delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

The adoption of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.  The Company is evaluating the effect the adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities will have on its consolidated financial position, results of operations and cash flows.

SFAS No. 157 establishes a three-tiered fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include:  Level 1 – defined as quoted prices in active markets for identical instruments; Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 – defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table presents the fair value of marketable securities by type and their determined level based on the three-tiered fair value hierarchy as of March 31, 2008:

	Fair Value Measurements as of March 31, 2008
Marketable Securities	Total	Level 1	Level 2	Level 3
Obligations of states and political subdivisions	$17,032	$—	$17,032	$—
Auction rate securities	7,000	$—	7,000	—
Total	$24,032	$—	$24,032	$—

The Company’s marketable securities are fixed maturity securities and are valued using pricing for similar securities, recently executed transactions, cash flow models with yield curves, broker/dealer quotes and other pricing models utilizing observable inputs. The valuation for the Company’s fixed maturity securities is classified as Level 2.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our results of operations and financial condition should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the Notes thereto included within this report. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “intend,” “expect,” “anticipate,” “believe,” and “continue” or similar words and include, but are not limited to, statements concerning pension and postretirement benefit costs, GE Healthcare, the Company’s collaboration with Bristol-Myers Squibb (“BMS”), the acquisition of FineKem Laboratories Pvt. Limited (“FineKem”), future acquisitions, earnings, contract revenues, costs and margins, royalty revenues, patent protection and the ongoing Allegra patent infringement litigation, Allegra royalty revenue, government regulation, retention and recruitment of employees, customer spending and business trends, foreign operations (including Singapore, India and Hungary), the effect of the purchase of assets from Ariane Orgachem Private Limited and Ferico Laboratories Limited, collectively known as AMRI India Pvt. Ltd. (“AMRI India”), including increasing options and solutions for customers, business growth and the expansion of the Company’s global market, clinical supply manufacturing, management’s strategic plans, the goal of submitting an Investigational New Drug Application (“IND”) to the U.S. Food and Drug Administration (“FDA”) in 2008, drug discovery, product commercialization, license arrangements, research and development projects and expenses, selling, general and administrative expenses, goodwill impairment, competition and tax rates. The Company’s actual results may differ materially from such forward-looking statements as a result of numerous factors, some of which the Company may not be able to predict and may not be within the Company’s control. Factors that could cause such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 17, 2008 and in Part II Item 1A, “Risk Factors,” in this Form 10-Q.  All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future, except as required by law. References to the “Company”, “we,” “us,” and “our,” refer to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole.

Strategy and Overview

We provide contract services to the world’s leading pharmaceutical and biotechnology companies. We derive our contract revenue from research and development expenditures and commercial manufacturing demands of the pharmaceutical and biotechnology industry.  We continue to execute our long-term strategy to develop and grow an integrated global platform from which we can provide these services.  We have research and manufacturing facilities in the United States, Hungary, Singapore and India.  We purchased additional large-scale manufacturing sites in India in January 2008 and commenced a 10,000 square foot expansion of our Singapore Research Center in early 2008.

We continue to integrate our research and manufacturing facilities worldwide, increasing our access to key global markets and enabling us to provide our customers with a flexible combination of high quality services and competitive cost structures to meet their individual outsourcing needs.  We seek comprehensive research and/or supply agreements with our customers, incorporating several of our service offerings and spanning across the entire pharmaceutical research and development process.  Our research facilities provide discovery, chemical development, analytical, and small-scale current Good Manufacturing Practices (“cGMP”) manufacturing services.  Compounds discovered and developed in our research facilities can then be more easily transitioned to production at our large-scale manufacturing facilities for use in clinical trials and, ultimately, commercial sales if the product meets regulatory approval.  We believe that the ability to partner with a single provider of pharmaceutical research and development services from discovery through commercial production is of significant benefit to our customers.  Through our comprehensive service offerings, we are able to provide customers with a more efficient transition of experimental compounds through the research and development process, ultimately reducing the time and cost involved in bringing these compounds from concept to market.

Our global platform increases our market share and allows us to maintain and grow margins.  In addition to our globalization, we continue to implement process efficiencies, including our implementation of a process improvement and cost savings (“Lean-to-Excellence”) campaign, along with efforts to strengthen our sourcing.  We believe these factors will lead to higher margins.

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

Our total revenue for the quarter ended March 31, 2008 was $53.6 million, as compared to $48.4 million for the quarter ended March 31, 2007.

Contract services revenue for the first quarter of 2008 was $45.3 million, compared to $41.2 million in the first quarter of 2007.  Discovery, development, and small scale manufacturing (“DDS”) revenues increased $6.4 million from the quarter ended March 31, 2007 due to increased demand for these services.  Large Scale Manufacturing (“LSM”) revenue decreased by $2.3 million due primarily to a decrease in commercial sales of $4.3 million and a decrease in sales from the production of clinical supply materials for use in advanced stage human trials of $1.5 million, offset in part by an increase in sales of commercial products to GE Healthcare of $2.0 million due to timing of customer requirements. Additionally, there was incremental revenue from the AMRI India acquisition in June 2007.  We currently expect the overall trend of slightly increased demand for clinical supply materials to continue for the remainder of 2008.

Recurring royalty revenues, which are based on the worldwide sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere, as well as on sales of Sanofi-Aventis’ authorized generics, were higher than in the quarter ended March 31, 2007.

Consolidated gross margin was 20.1% for the quarter ended March 31, 2008, compared to 20.7% for the quarter ended March 31, 2007.  Gross margin at the DDS operating segment increased to 32.2% in the first quarter of 2008 from 27.3% for the same period in 2007, primarily resulting from an improvement in gross margin due to an increase in contract revenues in relation to the fixed cost components of the DDS segment.  Gross margin at the LSM operating segment was 2.9% in the first quarter of 2008, compared with a gross margin of 14.4% in the first quarter of 2007. The decrease in gross margin from the first quarter of 2007 is due primarily to a decrease in commercial sales, which generally yield a higher margin, along with start up costs associated with our acquisition of AMRI India and price concessions given during 2008.

During the three months ended March 31, 2008, cash used from operations was $2.0 million.  The decrease of $6.8 million in cash flow from operations from the three months ended March 31, 2007 resulted primarily from an increase in accounts receivable and royalty receivables due to timing of cash collections and an increase in depreciation and amortization, offset in part by an increase in accounts payable due to timing of payments.  We spent $1.7 million on our acquisition of FineKem and $4.5 million in capital expenditures, primarily on the construction of a new research center in Singapore and on upgrading and maintaining our facilities and equipment in our large-scale manufacturing suites and for additions to our new research center in India.  In addition, we spent $13.0 million in purchases of treasury stock in conjunction with our treasury share purchase plan approved by the Board of Directors in February 2008.  As of March 31, 2008, we had $86.6 million in cash, cash equivalents and investments and $14.0 million in bank and other related debt.

Results of Operations – Three Months ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues

Total contract revenue

Contract revenue consists primarily of fees earned under contracts with our third party customers.  Our contract revenues for each of our DDS and LSM segments were as follows:

	Three Months Ended March 31,
(in thousands)	2008	2007

DDS	$26,593	$20,210
LSM	18,744	21,021
Total	$45,337	$41,231

DDS contract revenues for the quarter ended March 31, 2008, increased $6.4 million to $26.6 million as compared to $20.2 million for the same quarter in the prior year.  The increase is due primarily to an increase in contract revenue from discovery services of $3.4 million due to increased demand for these services, as our ability to offer various combinations of services and cost structures at our U.S. and international locations continues to gain acceptance in the worldwide marketplace.  In addition, development and small-scale manufacturing services increased $3.0 million as customers continue to focus on development-stage projects.  We currently expect the overall growth trends in both discovery services and development and small-scale manufacturing services to continue throughout 2008.

LSM revenue for the quarter ended March 31, 2008 decreased by $2.3 million, due primarily to a decrease in commercial sales of $4.3 million and a decrease in sales from the production of clinical supply materials for use in advance stage human trials of commercial products of $1.5 million, offset in part by an increase in revenue from sales to GE Healthcare of $2.0 million due to timing of customer requirements.  The decrease was additionally offset by incremental revenue from our AMRI India acquisition in June 2007.  We expect LSM contract revenue in 2008 to increase slightly from amounts recognized in 2007 due to a full year of revenue from our AMRI India acquisition.

Recurring royalty revenue

We earn royalties under our licensing agreement with Sanofi-Aventis S.A. for the active ingredient in Allegra.  Royalties were as follows:

Three Months Ended March 31,
2008	2007
(in thousands)
$8,233	$7,146

Recurring royalties, which are based on the worldwide sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere, as well as on sales of Sanofi-Aventis’ authorized generics, increased for the quarter ended March 31, 2008 from the quarter ended March 31, 2007.

The recurring royalties we receive on the sales of Allegra/Telfast have historically provided a material portion of our revenues, earnings, and operating cash flows.  During 2006 and 2007, we experienced a decrease in revenues, earnings, and operating cash flows from historical levels due to the impact of the “at-risk” launch of generic fexofenadine by Barr Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. on U.S. sales of Allegra by Sanofi-Aventis.   We currently expect royalty revenues for 2008 to remain flat or decrease slightly from amounts recognized in 2007.  We continue to develop our business in an effort to supplement the revenues, earnings and operating cash flows that have historically been provided by Allegra/Telfast royalties.  We continue to forcefully and vigorously defend our intellectual property related to Allegra, and we continue to pursue our intellectual property rights as patent infringement litigation progresses.  However, should we or Aventis be unsuccessful in defending these patents we would continue to experience a material decrease from historic royalty revenues and operating cash flows.  Furthermore, an at-risk launch of a generic version of Allegra-D by a generic competitor could result in further material decreases in royalty revenues.

Costs and Expenses

Cost of contract revenue

Cost of contract revenue consists primarily of compensation and associated fringe benefits for employees, as well as chemicals, depreciation and other indirect project related costs. Cost of contract revenue for our DDS and LSM segments were as follows:

Segment	Three Months Ended March 31,
(in thousands)	2008	2007

DDS	$18,019	$14,697
LSM	18,209	17,990
Total	$36,228	$32,687

DDS Gross Margin	32.2%	27.3%
LSM Gross Margin	2.9%	14.4%
Total Gross Margin	20.1%	20.7%

DDS had a contract revenue gross margin of 32.2% for the three months ended March 31, 2008 compared to contract revenue gross margin of 27.3% for the same period in 2007.  The increase in gross margin resulted from an increase in contract revenues in relation to the fixed cost components of the DDS segment during the three months ended March 31, 2008.  We currently expect DDS contract margins for the remainder of 2008 to slightly increase from the percentage realized in the first quarter.

LSM’s contract revenue gross margin decreased to 2.9% for the three months ended March 31, 2008 compared to 14.4% for the same period in 2007.   This decrease in gross margin is primarily due to decreases in commercial sales, which historically have generated higher margins.  Additionally, this decrease is due in part to start up costs associated with our acquisition of AMRI India, along with price concessions on sales to our largest customer, GE Healthcare, in 2008.  Although these price concessions are expected to decrease our gross margin, we believe this strengthens our ability to retain this customer for future business.  We expect gross margins in the LSM segment to remain flat in 2008 from the percentage realized in 2007 from our continued implementation of cost savings and process efficiencies in our Rensselaer facilities and from fully integrating AMRI India into our LSM segment.  This improvement will be offset, in part, by a decrease in margins in relation to the above mentioned price concessions to GE Healthcare.

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

Three Months Ended March 31,
2008	2007
(in thousands)
$819	$713

The increase in technology incentive award expense for the quarter ended March 31, 2008 from the quarter ended March 31, 2007 is due to the increase in Allegra royalty revenue.  We expect technology incentive award expense to generally fluctuate directionally and proportionately with fluctuations in Allegra royalties in future periods.

Research and development

Research and development (“R&D”) expense consists of compensation and benefits for scientific personnel for work performed on proprietary technology R&D projects, costs of chemicals and other out of pocket costs, and overhead costs. We utilize our expertise in small molecule chemistry, biocatalysis and natural product technologies to perform our internal research and development projects. The goal of these programs is to discover new compounds with commercial potential. We would then seek to license these compounds to a third party in return for a combination of up-front license fees, milestone payments and recurring royalty payments if these compounds are successfully developed into new drugs and reach the market. In addition, research and development is performed at our large-scale manufacturing facility related to the potential manufacture of new products, the development of processes for the manufacture of generic products with commercial potential, and the development of alternative manufacturing processes.  Research and development expenses were as follows:

Three Months Ended March 31,
2008	2007
(in thousands)

$2,909	$2,381

The increase in R&D expense of $0.5 million for the quarter ended March 31, 2008 from $2.4 million in the quarter ended March 31, 2007 is due primarily to expenses related to the progression of one of our compounds from our proprietary oncology research program to the advanced preclinical testing phase.  On October 30, 2006, we announced the selection of a compound from our proprietary oncology research program for advanced preclinical testing, with the goal of submitting an IND with the FDA.  Our current goal is to submit this IND during 2008.  In addition, R&D expense increased due to incremental costs related to the development of active pharmaceutical ingredients to be used in the manufacturing of specialty generic drugs.  We currently expect research and development expenses to increase in 2008 from amounts recognized in 2007, as we continue to advance our oncology compound towards an IND submission with the FDA.  Additionally, we expect increased costs associated with the continued development of specialty generics, as well as researching and developing processes to manufacture intermediates at our AMRI India facility.  These intermediates have historically been purchased from third parties to be used at our domestic locations.

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

We budget and monitor our R&D costs by type or category, rather than by project on a comprehensive or fully allocated basis. In addition, our R&D expenses are not tracked by project as they benefit multiple projects or our overall technology platform. Consequently, fully loaded R&D cost summaries by project are not available.

Selling, general and administrative

Selling, general and administrative expenses consist of compensation and related fringe benefits for marketing, operational and administrative employees, professional service fees, marketing costs and costs related to facilities and information services. Selling, general and administrative expenses were as follows:

Three Months Ended March 31,
2008	2007
(in thousands)
$9,297	$8,416

The increase in selling, general and administrative expenses for the three months ended March 31, 2008 is primarily attributable to $0.5 million of expenses in incremental administrative costs at our AMRI India location, which was acquired in June 2007, along with increases in salaries and benefits primarily related to the increase in business development personnel.  Selling, general and administrative expenses are expected to increase in 2008 primarily due to increased business development personnel costs and a full year of expenses related to AMRI India.

Impairment and restructuring charges

Large Scale Manufacturing Facility

On November 9, 2006, we announced plans to initiate a restructuring of our LSM business segment.  Consistent with our continued strategy of realigning the LSM segment toward a greater focus on manufacturing clinical trial materials with strong commercial potential, the goals of the restructuring plan were to strengthen our competitiveness in this area and reduce operating costs by eliminating overlap in business processes, organization and project process flow, as well as leveraging existing resources and assets.  The restructuring plan included a reduction of workforce, as well as reductions of non-essential operating expenses, raw material costs and future capital expenditure activities.  We estimated that total large scale costs will be reduced by $5.0 million annually as a result of this restructuring.  We recorded a restructuring charge of approximately $2.4 million in the fourth quarter of 2006, including a non-cash asset disposal charge of approximately $1.6 million, and other charges of approximately $0.8 million consisting primarily of termination benefits.  We recorded additional restructuring charges of $0.2 million during the first quarter of 2007, consisting of additional termination benefits associated with the restructuring.  There were no additional restructuring charges taken during the first quarter of 2008.

Mt. Prospect Research Center

During the fourth quarter of 2006, we secured a letter of intent related to the potential sale of the Mt. Prospect facility and related assets.  We recorded impairment charges of approximately $3.5 million during 2006 to reduce the carrying amount of these assets to reflect the sales price per the letter of intent less estimated selling costs.  We completed the sale of the facility in March 2007 for $1.5 million.

Interest income, net

	Three Months Ended March 31,
(in thousands)	2008	2007

Interest expense	$(126)	$(218)
Interest income	648	955
Interest income, net	$522	$737

Interest expense decreased to $0.1 million for the quarter ended March 31, 2008 from $0.2 million for the same period in 2007.  The decrease was primarily due to the reduction of outstanding interest-bearing debt balances throughout 2007.

Interest income decreased to $0.6 million for the quarter ended March 31, 2008 from $1.0 million for the same period in 2007 due to decreases in average balances of interest-bearing cash and investments held by the Company and decreases in the interest rates earned on these balances.

Income tax expense

Three Months Ended March 31,
2008	2007
(in thousands)
$41	$1,480

Income tax expense decreased for the quarter ended March 31, 2008, due primarily to the reversal of reserves for an uncertain tax position upon resolution of this matter in 2008, partially offset by an increase in the rate incurred on pre-tax income in 2008.  The increase in the rate incurred was caused by changes in the composition of taxable income in relation to the applicable tax rates at our various international locations.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities. During the first three months of 2008, we used cash of $2.0 million for operating activities. The primary uses of operating cash flows resulted primarily from increases in accounts receivable and royalty receivable due to timing of cash collections and an increase in depreciation and amortization, offset in part by an increase in accounts payable due to timing of payments.

During the first three months of 2008, we generated $31.9 million in investing activities, resulting from the net proceeds from sale of investment securities of $38.2 million, offset by $4.5 million for the acquisition of property and equipment and $1.7 million related to the acquisition of FineKem.  During the first three months of 2008, we used $12.8 million for financing activities, consisting primarily of $13.0 million for the purchase of treasury stock, offset in part by cash provided by the proceeds from the sale of common stock.

Working capital was $127.9 million at March 31, 2008 as compared to $138.9 million as of December 31, 2007.  The primary source of this decrease is the decrease in operating cash flow, the repurchase of treasury shares and the purchase of FineKem during the first quarter of 2008.  There have been no significant changes in future maturities on our long-term debt since December 31, 2007.

We entered into a credit facility consisting of a $30.0 million term loan and a $35.0 million line of credit to fund the acquisition of AMRI Rensselaer, Inc. (“AMRI Rensselaer”) (formerly known as Organichem) during 2003. The term loan matured in February, 2008 and the remaining balance was satisfied with an advance from our existing revolving line of credit.  We are currently negotiating a refinancing of this revolving line of credit to extend the term through 2013.  This negotiation is currently expected to be completed during the second quarter of 2008.  As of March 31, 2008, the interest rate on the $9.7 million balance of the outstanding revolving line of credit was 3.82%.  The credit facility contains certain financial covenants, including a maximum leverage ratio, a minimum required operating cash flow coverage ratio, a minimum earnings before interest and taxes to interest ratio and a minimum current ratio. Other covenants include limits on asset disposals and the payment of dividends. As of March 31, 2008 and 2007, we were in compliance with all covenants under the credit facility.

The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” under Item 7 of our 2007 Form 10-K.  There have been no material changes to our contractual obligations since December 31, 2007.  As of March 31, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

We refer to the policies and estimates set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There have been no material changes or modifications to the policies since December 31, 2007.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes with respect to the information on Quantitative and Qualitative Disclosures about Market Risk appearing in Part II, Item 7A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

AMR Technology, a subsidiary of the Company, along with Aventis Pharmaceuticals Inc., the U.S. pharmaceutical business of Sanofi-Aventis S.A., are involved in legal proceedings with several companies seeking to market or which are currently marketing generic versions of Allegra. Beginning in 2001, Barr Laboratories, Inc., Impax Laboratories, Inc., Mylan Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Inc., Dr. Reddy’s Laboratories, Ltd./Dr. Reddy’s Laboratories, Inc., Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., and Sandoz Inc. filed Abbreviated New Drug Applications (“ANDAs”) with the FDA, to produce and market generic versions of Allegra products.

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

Further, beginning on March 5, 2004, AMR Technology, along with Aventis Pharmaceuticals, filed suit in the U.S. District Court in New Jersey against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Dr. Reddy’s Laboratories, Amino Chemicals, Ltd., Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., DiPharma S.P.A., DiPharma Francis s.r.l., and Sandoz, asserting infringement of two of our U.S. patents that are exclusively licensed to Aventis Pharmaceuticals relating to Allegra and Allegra-D products.  On December 11, 2006, AMR Technology and Sanofi-Aventis U.S. LLC, an affiliate of Aventis Pharmaceuticals, also filed a patent infringement lawsuit in the Republic of Italy against DiPharma Francis s.r.l. and DiPharma S.P.A. based on European Patent No. 703,902 which is owned by AMR Technology and licensed to Sanofi-Aventis U.S. LLC.  In addition, on December 22, 2006, AMR Technology filed a patent infringement lawsuit in Canada against Novopharm Ltd., Teva Pharmaceutical Industries Ltd., Teva Pharmaceuticals USA, Inc., DiPharma S.P.A. and DiPharma s.r.l. based on Canadian Patent No. 2,181,089. On March 20, 2007, AMR Technology filed a patent infringement lawsuit in Australia against Alphapharm Pty Ltd based on Australian Patent No. 699,799.  On September 28, 2007, AMR Technology filed a patent infringement lawsuit in Australia against Arrow Pharmaceuticals Pty Ltd, Chemists’ Own Pty Ltd, and Sigma Pharmaceuticals Limited based on Australian Patent No. 699,799.

Aventis Pharmaceuticals and AMR Technology have entered into covenants not to sue on U.S. Patent No. 5,578,610 with defendants other than Novopharm, DiPharma S.P.A., DiPharma Francis s.r.l., Alphapharm, Arrow Pharmaceuticals Pty Ltd, Chemists’ Own Pty Ltd, and Sigma Pharmaceuticals Limited.  Aventis Pharmaceuticals exclusively licenses U.S. Patent No. 5,578,610 from us, but that patent has not been asserted in the litigations in the U.S.  However, we and Aventis Pharmaceuticals have agreed that Aventis Pharmaceuticals will continue to pay royalties to us based on that patent under our original license agreement with Aventis Pharmaceuticals. Under our arrangements with Aventis Pharmaceuticals, we will receive royalties until expiration of the underlying patents (2013 for U.S. Patent No. 5,578,610 and 2015 for U.S. Patent No. 5,750,703) unless the patents are earlier determined to be invalid.

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

On September 20, 2005, AMR Technology, along with Aventis Pharmaceuticals, filed a Motion for Preliminary Injunction in the U.S. District Court in New Jersey seeking to enjoin Barr Pharmaceuticals, Inc., Teva Pharmaceuticals Ltd., Ranbaxy Laboratories, Ltd. and Amino Chemicals, Ltd. from the sale of generic versions of Allegra in the United States. On January

30, 2006, the U.S. District Court denied the request by AMR Technology and Aventis Pharmaceuticals for a preliminary injunction. An appeal of that decision was taken to the U.S. Court of Appeals for the Federal Circuit and, on November 8, 2006, the appellate court affirmed the District Court’s denial of a preliminary injunction. The preliminary injunction application is no longer pending. The Federal Circuit’s decisions on the preliminary injunction application is not dispositive of the merits of the claims being asserted as described above.

Subsequent to the preliminary injunction proceeding in the District Court, Dr. Reddy’s Laboratories and Mylan Pharmaceuticals have engaged in at-risk launches of generic fexofenadine products.

Should the Company be unsuccessful in defending these patents, the Company would continue to experience a material decrease in operating cash flows and a material adverse effect on our results of operations and financial condition.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 7, 2008, the Company’s Board of Directors approved a stock repurchase program, which authorized the Company to purchase up to $20.0 million of the issued and outstanding shares of the Company’s Common Stock in the open market or in private transactions for the twelve months following the approval of the program.  Shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to price ranges set by management and regulatory conditions.  The following table represents share repurchases during the three months ended March 31, 2008:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2008 - January 31, 2008	—	$—	—	$20,000,000
February 1, 2008 – February 29, 2008	455,630	$10.86	455,630	$15,051,077
March 1, 2008 – March 31, 2008	729,469	$11.09	729,469	$6,962,518
Total	1,185,099	$11.00	1,185,099

(1)           No shares were purchased in the first quarter of 2008 other than through our publicly announced stock buyback program.

Item 6.    Exhibits

(a)       Exhibits.

31.1        Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2        Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

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

ALBANY MOLECULAR RESEARCH, INC.

Date: May 9, 2008	By:	/s/ Mark T. Frost
Mark T. Frost
Chief Financial Officer and Treasurer (Authorized Officer and Principal Financial Officer)