Form 10-Q
period 2008-06-30
ALBANY MOLECULAR RESEARCH INC
filed 2008-08-07
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Yes   ☒  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐  No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008
Common Stock, $.01 par value	31,708,465, excluding treasury shares of 3,526,166

ALBANY MOLECULAR RESEARCH, INC.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Albany Molecular Research, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except for per share data)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Contract revenue	$46,362	$39,936	$91,699	$81,167
Recurring royalties	7,573	7,838	15,806	14,984
Milestone revenue	4,000	1,580	4,000	1,580
Total revenue	57,935	49,354	111,505	97,731

Cost of contract revenue	33,531	30,003	69,759	62,690
Technology incentive award	837	814	1,656	1,527
Research and development	2,935	3,737	5,844	6,118
Selling, general and administrative	9,812	8,231	19,109	16,647
Restructuring	1,833	42	1,833	285
Total costs and expenses	48,948	42,827	98,201	87,267

Income from operations	8,987	6,527	13,304	10,464

Interest income, net	256	797	778	1,534
Other income (expense), net	208	(10	149	20

Income before income taxes	9,451	7,314	14,231	12,018

Income taxes	3,774	2,738	3,815	4,218

Net income	$5,677	$4,576	$10,416	$7,800

Basic earnings per share	$0.18	$0.14	$0.33	$0.24

Diluted earnings per share	$0.18	$0.14	$0.33	$0.24

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(Dollars and shares in thousands, except for per share data)	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$62,307	$45,506
Marketable securities, available-for-sale	28,717	62,193
Accounts receivable, net	34,197	28,006
Royalty income receivable	7,183	6,086
Inventory	28,643	22,581
Unbilled services	814	259
Prepaid expenses and other current assets	7,472	5,698
Deferred income taxes	3,307	4,931
Total current assets	172,640	175,260

Property and equipment, net	164,690	158,028

Goodwill	43,479	46,575
Intangible assets and patents, net	2,013	2,232
Equity investment in unconsolidated affiliates	956	956
Pension and postretirement benefits	1,032	624
Other assets	3,444	2,979
Total assets	$388,254	$386,654

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$21,935	$17,455
Deferred revenue	8,319	6,922
Accrued pension benefits	303	303
Income taxes payable	3,330	1,789
Current installments of long-term debt	260	9,900
Total current liabilities	34,147	36,369

Long-term liabilities:
Long-term debt, excluding current installments	13,482	4,080
Deferred income taxes	10,652	11,446
Environmental liabilities	191	191
Total liabilities	58,472	52,086

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 100,000 shares authorized, 35,203 shares issued as of June 30, 2008, and 35,075 shares issued as of December 31, 2007	352	351
Additional paid-in capital	197,007	195,985
Retained earnings	180,672	170,256
Accumulated other comprehensive income, net	5,139	5,147
	383,170	371,739
Less, treasury shares at cost, 3,526 shares as of June 30, 2008 and 2,077 shares as of December 31, 2007	(53,388)	(37,171)
Total stockholders’ equity	329,782	334,568
Total liabilities and stockholders’ equity	$388,254	$386,654

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
(Dollars in thousands)	June 30, 2008	June 30, 2007
Operating activities
Net income	$10,416	$7,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,123	8,348
Deferred income tax expense	819	1,172
Gain on disposal of property and equipment	(7)	(33)
Provision for bad debts	40	66
Stock-based compensation expense	844	641
Provision for obsolete inventories	744	441
(Increase) decrease in:
Accounts receivable	(6,189)	8,410
Royalty income receivable	(1,097)	(1,239)
Inventory, unbilled services, prepaid expenses and other assets	(9,569)	(5,641)
Increase (decrease) in:
Accounts payable and accrued expenses	4,102	(2,190)
Income tax payable	1,541	5,036
Deferred revenue	1,397	447
Pension and postretirement benefits	(408)	(455)
Other long-term liabilities	—	(45)
Net cash provided by operating activities	11,756	22,758
Investing activities
Purchases of marketable securities	(19,237)	(50,473)
Proceeds from sales of marketable securities	52,671	47,704
Purchase of businesses, net of cash acquired	(1,729)	(11,368)
Purchase of property and equipment	(9,585)	(7,386)
Proceeds from disposal of property and equipment	71	1,517
Payments for patent applications and other costs	(257)	(246)
Net cash provided by (used in) investing activities	21,934	(20,252)
Financing activities
Purchase of treasury stock	(16,217)	—
Principal payments on long-term debt	(9,643)	(2,406)
Borrowings on line of credit	9,405	—
Proceeds from sale of common stock	179	348
Net cash used in financing activities	(16,276)	(2,058)
Effect of exchange rate changes on cash flows	(613)	579
Increase in cash and cash equivalents	16,801	1,027

Cash and cash equivalents at beginning of period	45,506	26,124

Cash and cash equivalents at end of period	$62,307	$27,151

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Contract Revenue Recognition

The Company’s contract revenue consists primarily of fees earned under contracts with third-party customers and reimbursed expenses under such contracts. The Company also seeks to include provisions in certain contracts that contain a combination of up-front licensing fees, milestone and royalty payments should the Company’s proprietary technology and expertise lead to the discovery of new products that become commercial. Reimbursed expenses consist of chemicals and other project specific costs. Generally, the Company’s contracts may be terminated by the customer upon 30 days’ to one year’s prior notice, depending on the terms and/or size of the contract. The Company analyzes its agreements to determine whether the elements can be separated and accounted for individually or as a single unit of accounting in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”. Allocation of revenue to individual elements that qualify for separate accounting is based on the estimated fair value of the respective elements.

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

Fixed-Fee. Under a fixed-fee contract the Company charges a fixed agreed upon amount for a deliverable. Fixed-fee contracts have fixed deliverables upon completion of the project. Typically, the Company recognizes revenue for fixed-fee contracts after projects are completed, delivery is made and title transfers to the customer, and collection is reasonably assured. In certain instances, the Company’s customers request that the Company retain materials produced upon completion of the project due to the fact that the customer does not have a qualified facility to store those materials or for other reasons. In these instances, the revenue recognition process is considered complete when project documents (batch records, Certificates of Analysis, etc.) have been delivered to the customer and payment has been collected.

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

Long-lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144,“Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, among others, the following:

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

The Company has completed its annual goodwill assessment of its reporting units for 2007. If management’s expectations of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of the Company’s reporting units could change significantly. Such a change could result in goodwill impairment charges in future periods, which could have a significant impact on the Company’s consolidated financial statements. Total goodwill recorded on the Company’s unaudited condensed consolidated balance sheet at June 30, 2008 was $43,479 primarily comprised of $23,060 of goodwill associated with the Company’s acquisition of AMRI Rensselaer (formerly known as Organichem, Inc.), $13,202 of goodwill attributable to ComGenex Kutato-Fejleszto Rt (“AMRI Hungary”), $3,491 of goodwill associated with the Company’s acquisition of certain assets of Ariane Orgachem Pvt. Ltd. in Aurangabad, India, and Ferico Laboratories Ltd. located in Navi Mumbai, India, collectively known as India Pvt. Limited (“AMRI India”), and $1,040 of goodwill associated with the Company’s acquisition of FineKem Laboratories Pvt. Limited (“FineKem”).

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

Note 2 — Business Combination

Acquisition of FineKem

On January 17, 2008, the Company, through a wholly-owned subsidiary, completed the purchase of FineKem, a manufacturing facility located in Aurangabad, India. The aggregate purchase price of $1,701 included cash payments totaling $1,665 and capitalized costs related to the acquisition, primarily professional fees, of $36.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair value of the net assets acquired. The allocation will be adjusted upon the final determination of the purchase price and the completion of the Company’s valuation of the acquired assets and liabilities of FineKem.

January 17, 2008
Assets Acquired
Accounts receivable, net	$42
Inventory	139
Prepaid expenses and other current assets	26
Property and equipment, net	556
Goodwill	1,142
Total assets acquired	$1,905

Liabilities Assumed
Accounts payable and accrued expenses	$204
Total liabilities assumed	$204

Net assets acquired	$1,701

Pro forma financial information for the three and six months ended June 30, 2008 and 2007, as if the FineKem acquisition had been completed as of January 1, 2007, has been excluded due to the immateriality of the operating results of FineKem in relation to the Company’s consolidated operating results as a whole.

Acquisition of AMRI India

On June 29, 2007, the Company, through a wholly-owned subsidiary, acquired certain assets of AMRI India. The aggregate purchase price of $11,926 included cash payments totaling $11,073 and capitalized costs related to the acquisition, primarily professional fees, of $853.

The following table summarizes the final allocation of the purchase price to the estimated fair value of the net assets acquired. The allocation was adjusted during the second quarter 2008 upon the final determination of the purchase price and the completion of the Company’s valuation of the acquired assets and liabilities of AMRI India.

June 29, 2007
Assets Acquired
Accounts receivable, net	$13
Inventory	624
Prepaid expenses and other current assets	229
Property and equipment, net	7,787
Goodwill	3,693
Total assets acquired	$12,346

Liabilities Assumed
Accounts payable and accrued expenses	$420
Total liabilities assumed	$420

Net assets acquired	$11,926

Note 3 — Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Weighted average common shares outstanding	31,401	32,279	31,781	32,273
Dilutive effect of stock options	37	90	20	99
Dilutive effect of restricted stock	162	189	174	143
Weighted average common shares outstanding	31,600	32,558	31,975	32,515

The Company has excluded certain outstanding stock options from the calculation of diluted earnings per share for the three and six months ended June 30, 2008 and 2007 because the exercise price was greater than the average market price of the Company’s common shares during that period, and as such, these options would be anti-dilutive. The weighted average number of anti-dilutive options and restricted shares outstanding (before the effects of the treasury stock method) was 1,604 and 1,934 for the three months ended June 30, 2008 and 2007, respectively and 1,662 and 1,934 for the six months ended June 30, 2008 and 2007, respectively. These amounts are not included in the calculation of weighted average common shares outstanding.

Note 4 — Inventory

Inventory consisted of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Raw materials	$9,765	$6,865
Work in process	2,916	2,064
Finished goods	15,902	13,535
Libraries, net of accumulated amortization	60	117
Total	$28,643	$22,581

Note 5 — Restructuring

AMRI Hungary

In May 2008, the Company initiated a restructuring of its Hungary location. The goal of the restructuring was to realign the business model for these operations to better support the Company’s long-term strategy for providing Discovery Services in the European marketplace. The Company recorded a restructuring charge of approximately $1,833 in the second quarter of 2008, including termination benefits and personnel realignment costs of approximately $901, losses accrued on grant contracts of approximately $389, lease abandonment charges of approximately $463 and administrative costs associated with the restructuring plan of $80.

The restructuring costs are included under the caption “Restructuring” in the consolidated financial statement of operations during 2008 and the restructuring liabilities are included in accounts payable and accrued expenses on the consolidated balance sheet at June 30, 2008.

The Hungary restructuring activity was recorded in the DDS operating segment. The following table displays AMRI Hungary’s restructuring activity and liability balances within our DDS operating segment:

	Balance at January 1, 2008	Charges	Incurred Amounts	Balance at June 30, 2008
Termination benefits and personnel realignment	$—	901	(428)	$473
Losses accrued on grant contracts	—	389	(29)	360
Lease abandonment charges	—	463	—	463
Administrative costs associated with restructuring	—	80	(33)	47
Total	$—	$1,833	$(490)	$1,343

Termination benefits and personnel realignment costs relate to severance packages, outplacement services, relocation, and career counseling for employees affected by this restructuring. Losses accrued on grant contracts represent estimated contractual losses that will be incurred in performing grant-based work under Hungary’s legacy business model. Lease abandonment charges relate to costs associated with exiting the current facility.

The net cash outflow related to the Hungary restructuring for the six months ended June 30, 2008 was $490. Anticipated cash outflows related to the Hungary restructuring for the remainder of 2008 is approximately $719, which primarily consists of the payment of termination benefits and personnel realignment and incurring losses on grant contracts.

Large Scale Manufacturing Facility

On November 9, 2006, the Company announced plans to initiate a restructuring of the Company’s Large Scale Manufacturing (“LSM”) business segment. The Company recorded a restructuring charge of approximately $2,400 in the fourth quarter of 2006, including a non-cash asset disposal charge of approximately $1,600, and other charges of approximately $800, consisting primarily of termination benefits, and restructuring charges of $273 in 2007, consisting of termination benefits. There were no additional LSM restructuring charges taken during the first six months of 2008.

The restructuring costs are included under the caption “Restructuring” in the consolidated statements of operations during 2007, and the restructuring liabilities are included in “Accounts payable and accrued expenses” on the consolidated balance sheets at June 30, 2008 and December 31, 2007.

Termination benefits relate to severance packages, outplacement services and career counseling for employees affected by the restructuring. Asset disposal costs relate primarily to the carrying value of underutilized assets that were identified for disposal in conjunction with the restructuring plan.

The large scale manufacturing restructuring activity was recorded in the LSM operating segment. The net cash outflow related to the large scale manufacturing restructuring for the six months ended June 30, 2008 and 2007 were $135 and $529, respectively. Anticipated cash outflows related to the large scale manufacturing restructuring for the remainder of 2008 are $5, which primarily consists of the payment of termination benefits.

Note 6 — Goodwill and Intangible Assets

The carrying amounts of goodwill, by the Company’s Discovery/Development/Small Scale Manufacturing (“DDS”) and LSM operating segments, as of June 30, 2008 and December 31, 2007 are as follows:

	DDS	LSM	Total

June 30, 2008	$15,888	$27,591	$43,479

December 31, 2007	$14,141	$32,434	$46,575

The increase in goodwill within the DDS segment from December 31, 2007 to June 30, 2008 is related to the impact of foreign currency translation. The decrease in goodwill within the LSM segment is related primarily to the valuation adjustments on AMRI India, as well as the impact of foreign currency translation, offset by adjustments of beginning goodwill associated with the acquisition of FineKem.

The components of intangible assets are as follows:

	Cost	Accumulated Amortization	Net	Amortization Period
June 30, 2008
Patents and Licensing Rights	$3,279	$(1,266)	$2,013	2-16 years
Other	1,121	(1,121)	—	18-24 months
Total	$4,400	$(2,387)	$2,013

December 31, 2007
Patents and Licensing Rights	$2,976	$(1,075)	$1,901	2-16 years
Other	973	(642)	331	18-24 months
Total	$3,949	$(1,717)	$2,232

Amortization expense related to intangible assets was $346 and $221 for the three months ended June 30, 2008 and 2007, respectively and $501 and $323 for the six months ended June 30, 2008 and 2007, respectively.

The following chart represents estimated future annual amortization expense related to intangible assets:

Year ending December 31,
2008 (remaining)	$150
2009	196
2010	170
2011	170
2012	170
Thereafter	1,157

Note 7 - Defined Benefit and Postretirement Welfare Plan

AMRI Rensselaer previously provided retirement benefits under two non-contributory defined benefit plans and a non-contributory, unfunded post-retirement welfare plan. Future benefits under the defined benefit plans and for salaried participants in the post-retirement welfare plan have been frozen.

Components of Net Periodic Benefit Cost

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007	2008	2007	2008	2007

Service cost	$—	$—	$12	$4	$—	$—	$24	$23
Interest cost	305	309	10	9	610	610	20	18
Expected return on plan assets	(386)	(377)	—	—	(772)	(743)	—	—
Amortization of prior service cost	—	—	—	1	—	—	—	1
Recognized net loss	—	(9)	2	1	—	—	4	3
Net periodic benefit (income) cost	$(81)	$(77)	$24	$15	$(162)	$(133)	$48	$45
Recognized in Accumulated Other Comprehensive Income (“AOCI”):
Net actuarial (gain) loss	—	(9)	2	1	—	—	4	3
Total recognized in AOCI, pre-tax	$—	$(9)	$2	$1	$—	$—	$4	$3

Employer Contributions

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2007 that it expected to contribute $303 to its pension plan in 2008.  As of June 30, 2008, $291 in contributions had been made.

Note 8 — Stockholders’ Equity

During the three months ended June 30, 2008 and 2007, the Company recognized total share based compensation cost, net of tax, of $289 and $244, respectively. During the six months ended June 30, 2008 and 2007, the Company recognized total share based compensation cost, net of tax, of $584 and $479, respectively.

The Company historically granted share-based payments, including restricted shares, under its 1998 Stock Option and Incentive Plan, as well as its 1998 Employee Stock Purchase Plan. The 1998 Stock Option and Incentive Plan was terminated as of June 4, 2008 and replaced by the 2008 Stock Option and Incentive Plan, which was approved at the Annual Meeting of Stockholders in June 2008.

Restricted Stock

A summary of unvested restricted stock activity as of June 30, 2008 and changes during the six months then ended is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2007	518	$9.79
Granted	147	$11.28
Vested	(103)	$8.45
Forfeited	(35)	$10.14
Outstanding, June 30, 2008	527	$10.45

The weighted average fair value of restricted shares per share granted during the six months ended June 30, 2008 and 2007 was $11.28 and $9.58, respectively. As of June 30, 2008, there was $4,235 of total unrecognized compensation cost related to non-vested restricted shares. That cost is expected to be recognized over a weighted-average period of 3.25 years. During the six months ended June 30, 2008, 103 restricted shares vested.

Stock Options

The fair value of each stock option award is estimated at the date of grant using the Black-Scholes valuation model based on the following assumptions:

	For the Six Months Ended
	June 30, 2008	June 30, 2007
Expected life in years	5	5
Interest rate	2.92%	4.69%
Volatility	41%	38%
Dividend yield	—	—

A summary of stock option activity as of June 30, 2008 and changes during the six month period then ended is presented below:

	Number of Shares	Weighted Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2008	1,963	$20.95
Granted	91	12.11
Exercised	(1)	9.73
Forfeited	(90)	23.08
Expired	—	—
Outstanding, June 30, 2008	1,963	20.45	4.7	$1,037
Options exercisable, June 30, 2008	1,649	$21.95	3.9	$569

The weighted average fair value of stock options granted for the six months ended June 30, 2008 and 2007 was $4.85 and $4.56, respectively. As of June 30, 2008 there was $1,396 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.5 years.

Employee Stock Purchase Plan

During the six months ended June 30, 2008 and 2007, 14 and 19 shares, respectively, were issued under the Company’s 1998 Employee Stock Purchase Plan. During the six months ended June 30, 2008 and 2007, cash received from stock option exercises and employee stock purchases was $179 and $348, respectively. The actual tax benefit realized for the tax deductions from stock option exercises and plan purchases was $0 during the six months ended June 30, 2008 and 2007.

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

The following table contains earnings data by operating segment, reconciled to totals included in the unaudited condensed consolidated financial statements:

	Contract Revenue	Milestone & Recurring Royalty Revenue	Operating (loss) income	Depreciation and Amortization
For the three months ended June 30, 2008
DDS	$30,064	$11,573	$19,638	$2,882
LSM	16,298	—	2,096	1,636
Corporate	—	—	(12,747)	—
Total	$46,362	$11,573	$8,987	$4,518

For the three months ended June 30, 2007
DDS	$20,295	$9,338	$13,741	$2,597
LSM	19,641	80	4,754	1,617
Corporate	—	—	(11,968)	—
Total	$39,936	$9,418	$6,527	$4,214

For the six months ended June 30, 2008
DDS	$56,657	$19,806	$35,626	$5,574
LSM	35,042	—	2,631	3,549
Corporate	—	—	(24,953)	—
Total	$91,699	$19,806	$13,304	$9,123

For the six months ended June 30, 2007
DDS	$40,505	$16,484	$25,687	$5,113
LSM	40,662	80	7,536	3,235
Corporate	—	—	(22,759)	—
Total	$81,167	$16,564	$10,464	$8,348

The following table summarizes other information by segment as of June 30, 2008:

	As of June 30, 2008
	DDS	LSM	Total

Total assets	$227,549	$160,705	$388,254
Goodwill included in total assets	15,888	27,591	43,479

The following table summarizes other information by segment as of December 31, 2007:

	As of December 31, 2007
	DDS	LSM	Total

Total assets	$235,603	$151,051	$386,654
Goodwill included in total assets	14,141	32,434	46,575

Note 10 — Financial Information by Customer Concentration and Geographic Area

Total contract revenue from DDS’s three largest customers represented approximately 11%, 7% and 6% of DDS’s total contract revenue for the three months ended June 30, 2008, and 10%, 10% and 5% of DDS’s total contract revenue for the three months ended June 30, 2007. Total contract revenue from DDS’s three largest customers represented approximately 11%, 7% and 7% of DDS’s total contract revenue for the six months ended June 30, 2008 and 10%, 8% and 5% for the six months ended June 30, 2007. Total contract revenue from LSM’s largest customer, GE Healthcare (“GE”), represented 37% and 47% of LSM’s total contract revenue for the three months ended June 30, 2008 and 2007, respectively. Total contract revenue from GE represented 46% and 42% of LSM’s total contract revenue for the six months ended June 30, 2008 and 2007, respectively. GE accounted for approximately 17% and 21% of the Company’s total contract revenue for the six months ended June 30, 2008 and 2007, respectively.

The Company’s total contract revenue for the three and six months ended June 30, 2008 and 2007 was recognized from customers in the following geographic regions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

United States	75%	68%	70%	68%
Europe	19	29	23	28
Other	6	3	7	4

Total	100%	100%	100%	100%

Note 11 — Comprehensive Income

The following table presents the components of the Company’s comprehensive income for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$5,677	$4,576	$10,416	$7,800

Other comprehensive loss:
Change in unrealized (loss) gain on available-for-sale securities, net of taxes	(21)	6	18	29
Change in unrealized loss on interest rate swap, net of taxes	—	(19)	(5)	(45)
Foreign currency translation (loss) gain	(574)	422	(25)	578
Net actuarial loss (gain) of pension and postretirement benefits	2	(8)	4	3
Total comprehensive income	$5,084	$4,977	$10,408	$8,365

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

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate (net of the federal benefit on state issues) was $720 and $3,000 as of June 30, 2008 and December 31, 2007, respectively.  The Company classifies interest expense and penalties related to unrecognized tax benefits as a component of income tax expense. This policy did not change with adoption of FIN 48. As of June 30, 2008 and December 31, 2007, the Company has not accrued any penalties related to its uncertain tax position as it believes that it is more likely than not that there will not be any assessment of penalties. The total amount of accrued interest resulting from such unrecognized tax benefits was $65 and $1,000 at June 30, 2008 and December 31, 2007, respectively.    These unrecognized tax benefits are classified as income taxes payable in the condensed consolidated balance sheet at June 30, 2008 and December 31, 2007, respectively.

During the first quarter of 2008, the Company reached a settlement in the examination of certain state tax returns.  As a result of this settlement, the Company’s unrecognized tax benefits decreased by $3,500 through payments of $1,400 and the recognition of $2,100 of previously unrecognized tax benefits related to these matters.  In addition, the Company recognized an additional $307 in previously unrecognized tax benefits during the first quarter of 2008 as a result of a lapse of an applicable statute of limitations.  The recognition of previously unrecognized tax benefits reduced the effective tax rate (net of the federal benefit on state issues) by $1,600 during the first quarter of 2008.  As of June 30, 2008, the Company accrued an additional $152 of reserves based on current year tax positions and an additional $22 of interest related to its uncertain tax positions.

The Company files Federal income tax returns, as well as multiple state and foreign jurisdiction tax returns. The Company’s Federal income tax returns have been examined by the Internal Revenue Service through the year ended December 31, 2005.  All significant state and foreign matters have been concluded for years through 2005.  There are currently no tax examinations underway.  Management of the Company believes that the reserves associated with uncertain tax positions are adequate.

Note 14 - Fair Value

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

SFAS No. 157 establishes a three-tiered fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include:  Level 1 - defined as quoted prices in active markets for identical instruments; Level 2 - defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 - defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table presents the fair value of marketable securities by type and their determined level based on the three-tiered fair value hierarchy as of June 30, 2008:

	Fair Value Measurements as of June 30, 2008
Marketable Securities	Total	Level 1	Level 2	Level 3
Obligations of states and political subdivisions	$25,517	$—	$25,517	$—
Auction rate securities	3,200	$—	3,200	—
Total	$28,717	$—	$28,717	$—

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our results of operations and financial condition should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the Notes thereto included within this report. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “intend,” “expect,” “anticipate,” “believe,” and “continue” or similar words and include, but are not limited to, statements concerning pension and postretirement benefit costs, the Company’s relationship with GE Healthcare, the Company’s collaboration with Bristol-Myers Squibb (“BMS”), the expected results of the Company’s restructuring of AMRI Hungary, the acquisition of FineKem Laboratories Pvt. Limited (“FineKem”), future acquisitions, earnings, contract revenues, costs and margins, royalty revenues, patent protection and the ongoing Allegra patent infringement litigation, Allegra royalty revenue, government regulation, retention and recruitment of employees, customer spending and business trends, foreign operations (including Singapore, India and Hungary), the effect of the purchase of assets from Ariane Orgachem Private Limited and Ferico Laboratories Limited, collectively known as AMRI India Pvt. Ltd. (“AMRI India”), including increasing options and solutions for customers, business growth and the expansion of the Company’s global market, clinical supply manufacturing, management’s strategic plans, the approval of an Investigational New Drug Application (“IND”) submitted to the U.S. Food and Drug Administration (“FDA”) in July 2008, drug discovery, product commercialization, license arrangements, research and development projects and expenses, selling, general and administrative expenses, goodwill impairment, competition and tax rates. The Company’s actual results may differ materially from such forward-looking statements as a result of numerous factors, some of which the Company may not be able to predict and may not be within the Company’s control. Factors that could cause such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 17, 2008 and in Part II Item 1A, “Risk Factors” in this Form 10-Q. All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future, except as required by law. References to the “Company”, “we,” “us,” and “our,” refer to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole.

Strategy and Overview

We provide contract services to the world’s leading pharmaceutical and biotechnology companies. We derive our contract revenue from research and development expenditures and commercial manufacturing demands of the pharmaceutical and biotechnology industry. We continue to execute our long-term strategy to develop and grow an integrated global platform from which we can provide these services. We have research and manufacturing facilities in the United States, Hungary, Singapore and India. We purchased additional large-scale manufacturing sites in India in January 2008 and completed a 10,000 square foot expansion of our Singapore Research Center in 2008.

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

Our global platform increases our market share and was developed in order to allow us to maintain and grow margins. In addition to our globalization, we continue to implement process efficiencies, including our implementation of a process improvement and cost savings (“Lean-to-Excellence”) campaign, along with efforts to strengthen our sourcing. We believe these factors will lead to improved margins.

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

Our total revenue for the quarter ended June 30, 2008 was $57.9 million, as compared to $49.4 million for the quarter ended June 30, 2007.

Contract services revenue for the second quarter of 2008 was $46.4 million, compared to $39.9 million in the second quarter of 2007. Discovery, development, and small scale manufacturing (“DDS”) revenues increased $9.8 million from the quarter ended June 30, 2007 due to increased demand for these services. Large Scale Manufacturing (“LSM”) revenue decreased by $3.3 million due primarily to a decrease in commercial sales of $2.9 million and a decrease in sales of commercial products to GE Healthcare of $3.1 million, offset in part by an increase in sales from the production of clinical supply materials for use in advanced stage human trials of $1.2 million. Additionally, there was incremental revenue from the AMRI India acquisition in June 2007. We currently expect the overall trend of slightly increased demand for clinical supply materials to continue for the remainder of 2008.

Recurring royalty revenues, which are based on the worldwide sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere, as well as on sales of Sanofi-Aventis’ authorized generics, were lower than in the quarter ended June 30, 2007.

Consolidated gross margin was 27.7% for the quarter ended June 30, 2008, compared to 24.9% for the quarter ended June 30, 2007. Gross margin at the DDS operating segment increased to 35.7% in the second quarter of 2008 from 25.7% for the same period in 2007, primarily resulting from an improvement in gross margin due to an increase in contract revenues in relation to the fixed cost components of the DDS segment. Gross margin at the LSM operating segment was 12.9% in the second quarter of 2008, compared with a gross margin of 24.0% in the second quarter of 2007. The decrease in gross margin from the second quarter of 2007 is due primarily to a decrease in commercial sales, which generally yield a higher margin, along with start up costs associated with our acquisitions of AMRI India and FineKem and price concessions given during 2008.

During the six months ended June 30, 2008, cash provided by operations was $11.8 million. The decrease of $11.0 million in cash flow from operations from the six months ended June 30, 2007 resulted primarily from an increase in accounts receivable resulting from increased revenue and timing of cash collections in the first six months of 2008, offset in part by an increase in accounts payable primarily due to the timing of inventory purchases. We spent $1.7 million on our acquisition of FineKem and $9.6 million in capital expenditures, primarily on the construction of a new research center in Singapore and on upgrading and maintaining our facilities and equipment in our large-scale manufacturing suites and for additions to our new research center in India. In addition, we spent $16.2 million in purchases of treasury stock in conjunction with our treasury share purchase plan approved by the Board of Directors in February 2008. As of June 30, 2008, we had $91.0 million in cash, cash equivalents and investments and $13.7 million in bank and other related debt.

Results of Operations - Three Months and Six Months ended June 30, 2008 Compared to Three Months and Six Months Ended June 30, 2007

Revenues

Total contract revenue

Contract revenue consists primarily of fees earned under contracts with our third party customers. Our contract revenues for each of our DDS and LSM segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007

DDS	$30,064	$20,295	$56,657	$40,505
LSM	16,298	19,641	35,042	40,662
Total	$46,362	$39,936	$91,699	$81,167

DDS contract revenues for the quarter ended June 30, 2008, increased $9.8 million to $30.1 million as compared to $20.3 million for the same quarter in the prior year. Additionally, DDS contract revenues for the six months ended June 30, 2008 increased $16.2 million to $56.7 million from the same period in 2007. The increases are due primarily to an increase in contract revenue from discovery services of $5.2 million for the three months ended June 30, 2008 and an increase of $8.6 million for the six months ended June 30, 2008 due to increased demand for these services, as our ability to offer various combinations of services and cost structures at our U.S. and international locations continues to gain acceptance in the worldwide marketplace. In addition, development and small-scale manufacturing services increased $4.6 million for the three months ended June 30, 2008 and $7.6 million for the six months ended June 30, 2008 as customers continue to focus on development-stage projects. We currently expect the overall growth trends in both discovery services and development and small-scale manufacturing services to continue throughout 2008.

LSM revenue for the quarter ended June 30, 2008 decreased by $3.3 million, due primarily to a decrease in commercial sales of $2.9 million and a decrease in sales to GE Healthcare of $3.1 million due to timing of customer requirements, offset in part by an increase in revenue from the production of clinical supply materials for use in advance stage human trials of commercial products of $1.2 million. For the six months ended June 30, 2008, LSM revenue decreased by $5.6 million to $35.0 million from the same period in 2007. This decrease is primarily due to a decrease in commercial sales of $7.3 million and a decrease in sales to GE Healthcare of $1.0 million. The decreases in revenue for the three and six months ended June 30, 2008 from the same period in 2007 were partially offset by incremental revenue from our AMRI India acquisition in June 2007. We expect full year LSM contract revenue in 2008 to increase slightly from amounts recognized in 2007 due to increased India generic API sales and U.S. commercial demand.

Recurring royalty revenue

We earn royalties under our licensing agreement with Sanofi-Aventis S.A. for the active ingredient in Allegra. Royalties were as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2008	2007	2008	2007
(in thousands)
$7,573	$7,838	$15,806	$14,984

Recurring royalties, which are based on the worldwide sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere, as well as on sales of Sanofi-Aventis’ authorized generics, slightly decreased for the quarter ended June 30, 2008 from the same period in 2007 and increased $0.8 million to $15.8 million in the six months ended June 30, 2008 from the same period in 2007.

The recurring royalties we receive on the sales of Allegra/Telfast have historically provided a material portion of our revenues, earnings, and operating cash flows. During 2006 and 2007, we experienced a decrease in revenues, earnings, and operating cash flows from historical levels due to the impact of the “at-risk” launch of generic fexofenadine by Barr Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. on U.S. sales of Allegra by Sanofi-Aventis. We currently expect full year royalty revenues for 2008 to decrease slightly from amounts recognized in 2007.

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

Milestone revenue

Milestone revenue is earned for achieving certain milestones included in licensing and research agreements with certain customers. Milestone revenues were as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2008	2007	2008	2007
(in thousands)
$4,000	$1,580	$4,000	$1,580

During the three months ended June 30, 2008, milestone revenue of $4.0 million was recognized for reaching the second milestone in conjunction with the Company’s licensing and research agreement with Bristol-Myers Squibb (“BMS”). The milestone payment was triggered by BMS’s submission of an application to initiate Phase 1 clinical studies on a compound. During the three months ended June 30, 2007, the Company recognized $1.5 million of milestone revenue under the same agreement with BMS for reaching the first milestone, which was advancing the compound into pre-clinical development.

Costs and Expenses

Cost of contract revenue

Cost of contract revenue consists primarily of compensation and associated fringe benefits for employees, as well as chemicals, depreciation and other indirect project related costs. Cost of contract revenue for our DDS and LSM segments were as follows:

Segment	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
DDS	$19,328	$15,078	$37,347	$29,775
LSM	14,203	14,925	32,412	32,915
Total	$33,531	$30,003	$69,759	$62,690

DDS Gross Margin	35.7%	25.7%	34.1%	26.5%
LSM Gross Margin	12.9%	24.0%	7.5%	19.1%
Total Gross Margin	27.7%	24.9%	23.9%	22.8%

DDS had a contract revenue gross margin of 35.7% for the three months ended June 30, 2008 compared to contract revenue gross margin of 25.7% for the same period in 2007 and 34.1% for the six months ended June 30, 2008 as compared to 26.5% for the same period in 2007. The increase in gross margin resulted from an increase in contract revenues in relation to the fixed cost components of the DDS segment during the three and six months ended June 30, 2008. We currently expect full year DDS contract margins to slightly decrease from the percentage realized in the first half of 2008.

LSM’s contract revenue gross margin decreased to 12.9% for the three months ended June 30, 2008 compared to 24.0% for the same period in 2007. This decrease in gross margin is primarily due to decreases in commercial sales, which historically have generated higher margins. Additionally, this decrease is due in part to start up costs associated with our acquisition of AMRI India and FineKem, along with price concessions on sales to our largest customer, GE Healthcare, in 2008. Although these price concessions are expected to decrease our gross margin, we believe this strengthens our ability to retain this customer for future business beyond the current contract terms ending in 2010. LSM had contract revenue gross margin of 7.5% for the six months ended June 30, 2008 as compared with 19.1% for the same period in 2007. We expect full year 2008 gross margins in the LSM segment to remain consistent with the percentage realized in the second quarter of 2008 from increased demand for commercial services and our continued implementation of cost savings and process efficiencies in our Rensselaer facilities. This improvement will be offset, in part, by a decrease in margins in relation to the above mentioned price concessions to GE Healthcare.

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

Three Months Ended June 30,		Six Months Ended June 30,
2008	2007	2008	2007
(in thousands)
$837	$814	$1,656	$1,527

The increase in technology incentive award expense for the quarter ended June 30, 2008 from the quarter ended June 30, 2007 is due to incentive awards granted in relation to milestone payments, offset, in part by a decrease in Allegra royalty revenue. The increase in technology incentive award expense for the six months ended June 30, 2008 from the same period in 2007 is due to the increase in Allegra royalty revenue and an increase in awards granted in relation to milestone payments.

We expect technology incentive award expense to generally fluctuate directionally and proportionately with fluctuations in Allegra royalties in future periods.

Research and development

Research and development (“R&D”) expense consists of compensation and benefits for scientific personnel for work performed on proprietary technology R&D projects, costs of chemicals and other out of pocket costs, and overhead costs. We utilize our expertise in small molecule chemistry, biocatalysis and natural product technologies to perform our internal research and development projects. The goal of these programs is to discover new compounds with commercial potential. We would then seek to license these compounds to a third party in return for a combination of up-front license fees, milestone payments and recurring royalty payments if these compounds are successfully developed into new drugs and reach the market. On October 30, 2006, we announced the selection of a compound from our proprietary oncology research program for advanced preclinical testing. We submitted an IND with the FDA during the third quarter of 2008. In addition, research and development is performed at our large-scale manufacturing facility related to the potential manufacture of new products, the development of processes for the manufacture of generic products with commercial potential, and the development of alternative manufacturing processes. Research and development expenses were as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2008	2007	2008	2007
(in thousands)
$2,935	$3,737	$5,844	$6,118

The decrease in R&D expense of $0.8 million for the quarter ended June 30, 2008 from $3.7 million in the quarter ended June 30, 2007 is due primarily to a decrease in salaries and benefits caused by the increased utilization of staff on external customer projects and a decrease in timing of third party costs associated with external studies. R&D expense decreased in the six months ended June 30, 2008 due primarily to a decrease in salaries and benefits caused by the increased utilization of staff on external customer projects, offset in part by an increase in third party costs associated with our oncology research program.

We currently expect research and development expenses to increase in 2008 from amounts recognized in 2007, as we continue to advance our oncology compound through clinical trials, pending review of our IND submission by the FDA. Additionally, we expect increased costs associated with the continued development of specialty generics, as well as researching and developing processes to manufacture intermediates at our AMRI India facility. These intermediates have historically been purchased from third parties to be used at our domestic locations.

Projecting completion dates and anticipated revenue from our internal research programs is not practical at this time due to the early stages of the projects and the inherent risks related to the development of new drugs. Our proprietary amine neurotransmitter reuptake inhibitor program, which was our most advanced project at that time, was licensed to BMS in October 2005 in exchange for up-front license fees, contracted research services, and the rights to future milestone and royalty payments. We also continue to utilize our proprietary technologies to further advance other early to middle-stage internal research programs in the fields of oncology, irritable bowel syndrome/emesis, obesity, and CNS, with a view to seeking a licensing partner for these programs at an appropriate research or developmental stage.

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

Selling, general and administrative

Selling, general and administrative expenses consist of compensation and related fringe benefits for marketing, operational and administrative employees, professional service fees, marketing costs and costs related to facilities and information services. Selling, general and administrative expenses were as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2008	2007	2008	2007
(in thousands)
$9,812	$8,231	$19,109	$16,647

The increase in selling, general and administrative expenses for the three and six months ended June 30, 2008 is primarily attributable to incremental administrative costs at our AMRI India location, which was acquired in June 2007, along with increases in salaries and benefits related to an increase in business development, administrative and information technology personnel and an increase in property taxes.

Selling, general and administrative expenses are expected to increase in 2008 primarily due to increased business development personnel costs and a full year of expenses related to AMRI India.

Impairment and restructuring charges

AMRI Hungary

In May 2008, we initiated a restructuring of our Hungary location. The goal of the restructuring was to realign the business model for these operations to better support the Company’s long-term strategy for providing Discovery Services in the European marketplace. The Company has estimated that total AMRI operating Hungary costs will be reduced by $1.1 million annually as a result of this restructuring, primarily from a reduction of workforce. The Company recorded a restructuring charge of approximately $1.8 million in the second quarter of 2008, including termination benefits and personnel realignment costs of approximately $0.9 million, losses accrued on grant contracts of approximately $0.4 million, lease abandonment charges of approximately $0.5 million and administrative costs associated with the restructuring plan of $0.1 million.

The Hungary restructuring activity was recorded in the DDS operating segment. The restructuring costs are included under the caption “Restructuring” in the consolidated financial statement of operations during 2008 and the restructuring liabilities are included in accounts payable and accrued expenses on the consolidated balance sheet at June 30, 2008.

The following table displays AMRI Hungary’s restructuring activity and liability balances within our DDS operating segment:

	Balance at January 1, 2008	Charges	Incurred Amounts	Balance at June 30, 2008
	(in thousands)
Termination benefits and personnel realignment	$—	901	(428)	$473
Losses accrued on grant contracts	—	389	(29)	360
Lease abandonment charges	—	463	—	202
Administrative costs associated with restructuring	—	80	(33)	47
Total	$—	$1,833	$(490)	$1,343

Termination benefits and personnel realignment costs relate to severance packages, outplacement services, relocation, and career counseling for employees affected by this restructuring. Losses accrued on grant contracts represent estimated contractual losses that will be incurred in performing grant-based work under Hungary’s legacy business model. Lease abandonment charges relate to costs associated with exiting the current facility.

The net cash outflow related to the Hungary restructuring for the six months ended June 30, 2008 was $0.5 million. Anticipated cash outflows related to the Hungary restructuring for the remainder of 2008 is approximately $0.7 million, which primarily consists of the payment of termination benefits and personnel realignment and incurring losses on acquired contracts.

Large Scale Manufacturing Facility

On November 9, 2006, we announced plans to initiate a restructuring of our LSM business segment. Consistent with our continued strategy of realigning the LSM segment toward a greater focus on manufacturing clinical trial materials with strong commercial potential, the goals of the restructuring plan were to strengthen our competitiveness in this area and reduce operating costs by eliminating overlap in business processes, organization and project process flow, as well as leveraging existing resources and assets. The restructuring plan included a reduction of workforce, as well as reductions of non-essential operating expenses, raw material costs and future capital expenditure activities. We estimated that total large scale costs were reduced by $5.0 million annually as a result of this restructuring. We recorded a restructuring charge of approximately $2.4 million in the fourth quarter of 2006, including a non-cash asset disposal charge of approximately $1.6 million, and other charges of approximately $0.8 million consisting primarily of termination benefits. We recorded additional restructuring charges of $0.2 million during the first quarter of 2007, consisting of additional termination benefits associated with the restructuring. There were no additional restructuring charges taken during the first six months of 2008.

Interest income, net

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007

Interest expense	$(107)	$(171)	$(233)	$(426)
Interest income	363	968	1,011	1,960
Interest income, net	$256	$797	$778	$1,534

Interest expense decreased to $0.1 million for the quarter ended June 30, 2008 from $0.2 million for the same period in 2007 and decreased $0.2 million for the six months ended June 30, 2008 from the same period in 2007. These decreases were primarily due to the reduction of outstanding interest-bearing debt balances throughout 2007 and 2008.

Interest income decreased by $0.6 million for the quarter ended June 30, 2008 and by $0.9 million for the six months ended June 30, 2008 as compared to the same period in 2007. These decreases were due to decreases in average balances of interest-bearing cash and investments held by the Company and decreases in the interest rates earned on these balances.

Income tax expense

Three Months Ended June 30,		Six Months Ended June 30,
2008	2007	2008	2007
(in thousands)
$3,774	$2,738	$3,815	$4,218

Income tax expense increased for the quarter ended June 30, 2008, due primarily to an increase in pre-tax income, as well as the composition of taxable income in relation to the applicable tax rates at our various international locations. Income tax expense decreased for the six months ended June 30, 2008 due to the reversal of reserves for an uncertain tax position upon resolution of this matter in 2008, partially offset by an increase in pre-tax income and changes in the composition of taxable income in relation to the applicable tax rates at our various international locations in 2008.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities. During the first six months of 2008, we generated cash of $11.8 million for operating activities. The primary drivers of the generation of operating cash flows is an increase in contract and milestone revenues, along with an increase in accounts payable due to timing of payments, offset by increases in accounts receivable and royalty receivable due to timing of cash collections.

During the first six months of 2008, we generated $21.9 million in investing activities, resulting from the net proceeds from sale of investment securities of $33.4 million, offset by $9.6 million for the acquisition of property and equipment and $1.7 million related to the acquisition of FineKem. During the first six months of 2008, we used $16.3 million for financing activities, consisting primarily of $16.2 million for the purchase of treasury stock, offset in part by cash provided by the proceeds from the sale of common stock.

Working capital was $138.5 million at June 30, 2008 as compared to $138.9 million as of December 31, 2007.

During 2003, we entered into a credit facility consisting of a $30.0 million term loan and a $35.0 million line of credit to fund the acquisition of AMRI Rensselaer, Inc. (“AMRI Rensselaer”) (formerly known as Organichem). The term loan matured in February, 2008. In June 2008, we refinanced this debt, which included converting the balance of the term loan into a revolving line of credit, increasing the amount available under the line of credit to $45.0 million, and extending the maturity date on the line of credit to June 2013. The line of credit bears interest at a variable rate based on the Company’s leverage ratio. As of June 30, 2008, the balance outstanding on the line of credit was $9.7 million, bearing interest at a rate of 3.37%. The credit facility contains certain financial covenants, including a maximum leverage ratio, a minimum required operating cash flow coverage ratio, a minimum earnings before interest and taxes to interest ratio and a minimum current ratio. Other covenants include limits on asset disposals and the payment of dividends. As of June 30, 2008 and 2007, we were in compliance with all covenants under the credit facility.

Other than the restructuring of the term loan discussed above, there have been no significant changes in future maturities on our long-term debt since December 31, 2007.

The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” under Item 7 of our 2007 Form 10-K. There have been no material changes to our contractual obligations since December 31, 2007. As of June 30, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

The restructuring of our AMRI Hungary location may not have the desired impact on the results of our operations.

During May 2008 we announced a restructuring plan for our Hungary operations. The goal of the restructuring is to realign the business model for these operations to better support the Company’s long-term strategy for providing Discovery Services in the European marketplace. The key elements of the restructuring plan include workforce reductions as well as non-workforce-related actions such as disposal of underutilized assets and elimination of non-essential operating expenses. Most of these initiatives will be implemented by the end of 2008. We expect to realize annual operating costs savings of approximately $1.1 million from the restructuring plan; however, the plan as currently constituted may not be sufficient to achieve the desired level of cost savings. Additional activities may be required to attain the intended impact on operating margins within our DDS segment. Furthermore, the implementation of the restructuring plan could cause interruptions within our operations that could have an adverse impact on the results of our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 7, 2008, the Company’s Board of Directors approved a stock repurchase program, which authorized the Company to purchase up to $20.0 million of the issued and outstanding shares of the Company’s Common Stock in the open market or in private transactions for the twelve months following the approval of the program. Shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to price ranges set by management and regulatory conditions. The following table represents share repurchases during the three months ended June 30, 2008:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2008 - April 30, 2008	224,382	$11.84	224,382	$4,320,945
May 1, 2008 - May 31, 2008	35,583	$11.70	35,583	$3,904,770
June 1, 2008 -June 30, 2008	4,170	$13.04	4,170	$3,850,409
Total	264,135	$11.84	264,135

(1)	No shares were purchased in the second quarter of 2008 other than through our publicly announced stock buyback program.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders (the “Annual Meeting”) on June 4, 2008. The following are the results of the votes taken on the various matters presented to the Company’s stockholders at the meeting.

At the Annual Meeting, stockholders of the Company voted to elect Arthur J. Roth and Una S. Ryan, Ph.D., O.B.E. to serve as Class I Directors of the Company for three-year terms. Such terms will continue until the Annual Meeting of Stockholders in 2011 and until their respective successors are duly elected and qualified. The votes cast for, and withheld from, the election of the aforementioned Directors are listed below:

	For	Withheld
Arthur J. Roth	28,034,537	607,345

Una S. Ryan, Ph.D., O.B.E.	28,021,309	620,573

The following individuals continued as directors following the Annual Meeting: Paul S. Anderson, Ph.D., Thomas E. D’Ambra, Ph.D., Veronica G.H. Jordan, Ph.D., Donald E. Kuhla, Ph.D., Kevin O’Connor, Anthony P. Tartaglia, M.D.

The proposal to approve the 2008 Albany Molecular Research, Inc 2008 Stock Option and Incentive Plan was passed with the following vote

For	Against	Abstain	No vote
24,305,840	1,029,523	1,232,202	2,074,317

The proposal to ratify the appointment of KPMG LLP as the independent auditor was passed with the following vote:

For	Against	Abstain
28,539,055	70,714	32,113

Item 5. Other Information

 Amendment to Material Definitive Agreements.

On August 5, 2008, the Company entered into Amended and Restated Employment Agreements (the “Amended Agreements”) with each Thomas E. D'Ambra, Ph.D., Mark T. Frost, W. Steven Jennings, Jonathan D. Evans (the “Executives”). These Amended Agreements are effective as of August 5, 2008, and supersede prior agreements between the Company and each of the Executives. The Amended Agreements were amended primarily to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended, and the timing of payment terms was modified to the extent required by Section 409A.

The foregoing description of the Amended Agreements does not purport to be complete and is qualified in its entirety by reference to the complete text of the Amended Agreements, which are furnished as Exhibits 10.1, 10.2, 10.3 and 10.4 hereto and incorporated by reference herein.

Item 6. Exhibits

(a)	Exhibits.

10.1	Amended and Restated Employment Agreement, dated August 5, 2008, between Albany Molecular Research, Inc. and Thomas E. D’Ambra, Ph.D.

10.2	Amended and Restated Employment Agreement, dated August 5, 2008, between Albany Molecular Research, Inc. and Mark T. Frost

10.3	Amended and Restated Employment Agreement, dated August 5, 2008, between Albany Molecular Research, Inc. and W. Steven Jennings

10.4	Amended and Restated Employment Agreement, dated August 5, 2008, between Albany Molecular Research, Inc. and Jonathan D. Evans

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALBANY MOLECULAR RESEARCH, INC.

Date: August 7, 2008	By:	/s/ Mark T. Frost
Mark T. Frost
Chief Financial Officer and Treasurer (Authorized Officer and Principal Financial Officer)