Form 10-Q
period 2008-09-30
ALBANY MOLECULAR RESEARCH INC
filed 2008-11-07
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008
Common Stock, $.01 par value	31,470,917, excluding treasury shares of 3,787,366

ALBANY MOLECULAR RESEARCH, INC.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Albany Molecular Research, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except for per share data)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Contract revenue	$54,142	$41,571	$145,841	$122,738
Recurring royalties	5,723	5,986	21,529	20,970
Milestone revenue	1,500	—	5,500	1,580
Total revenue	61,365	47,557	172,870	145,288

Cost of contract revenue	38,759	33,404	108,518	96,094
Technology incentive award	568	599	2,224	2,126
Research and development	3,610	3,107	9,454	9,225
Selling, general and administrative	9,681	8,310	28,790	24,957
Restructuring	—	—	1,833	285
Total costs and expenses	52,618	45,420	150,819	132,687

Income from operations	8,747	2,137	22,051	12,601

Interest income, net	212	818	990	2,352
Other income (expense), net	536	(125)	685	(105)

Income before income taxes	9,495	2,830	23,726	14,848

Income taxes	2,492	850	6,307	5,068

Net income	$7,003	$1,980	$17,419	$9,780

Basic earnings per share	$0.22	$0.06	$0.55	$0.30

Diluted earnings per share	$0.22	$0.06	$0.55	$0.30

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(Dollars and shares in thousands, except for per share data)	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$60,014	$45,506
Marketable securities, available-for-sale	31,264	62,193
Accounts receivable, net	41,765	28,006
Royalty income receivable	5,696	6,086
Inventory	28,015	22,581
Unbilled services	485	259
Prepaid expenses and other current assets	8,136	5,698
Deferred income taxes	3,369	4,931
Total current assets	178,744	175,260

Property and equipment, net	163,423	158,028

Goodwill	41,623	46,575
Intangible assets and patents, net	2,026	2,232
Equity investment in unconsolidated affiliates	956	956
Pension and postretirement benefits	1,073	624
Other assets	4,120	2,979
Total assets	$391,965	$386,654

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$23,715	$17,455
Deferred revenue	5,264	6,922
Accrued pension benefits	303	303
Income taxes payable	3,873	1,789
Current installments of long-term debt	260	9,900
Total current liabilities	33,415	36,369

Long-term liabilities:
Long-term debt, excluding current installments	13,482	4,080
Deferred income taxes	11,292	11,446
Environmental liabilities	191	191
Total liabilities	58,380	52,086

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 100,000 shares authorized, 35,261 shares issued as of September 30, 2008 and 35,075 shares issued as of December 31, 2007	353	351
Additional paid-in capital	198,621	195,985
Retained earnings	187,675	170,256
Accumulated other comprehensive income, net	324	5,147
Treasury shares at cost, 3,526 shares as of September 30, 2008 and 2,077 shares as of December 31, 2007	(53,388)	(37,171)
Total stockholders’ equity	333,585	334,568
Total liabilities and stockholders’ equity	$391,965	$386,654

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
(Dollars in thousands)	September 30, 2008	September 30, 2007

Operating activities
Net income	$17,419	$9,780
Adjustments to reconcile net income to net cash provided by operating activities: Depreciation and amortization	13,471	12,657
Deferred income tax expense	1,428	1,065
Gain on disposal of property and equipment	(7)	(12)
Provision for bad debts	140	27
Stock-based compensation expense	1,323	994
Provision for obsolete inventories	1,308	1,169
(Increase) decrease in:
Accounts receivable	(13,857)	2,994
Royalty income receivable	390	259
Inventory, unbilled services, prepaid expenses and other assets	(10,521)	(4,802)
Increase (decrease) in:
Accounts payable and accrued expenses	5,826	(4,325)
Income tax payable	2,139	5,811
Deferred revenue	(1,658)	(1,491)
Pension and postretirement benefits	(449)	(690)
Other long-term liabilities	—	(45)
Net cash provided by operating activities	16,952	23,391

Investing activities
Purchases of marketable securities	(25,757)	(60,465)
Proceeds from sales of marketable securities	56,499	72,884
Purchase of businesses, net of cash acquired	(1,729)	(11,893)
Purchase of property and equipment	(14,417)	(12,000)
Proceeds from disposal of property and equipment	71	1,535
Payments for patent applications and other costs	(353)	(330)
Net cash provided by (used in) investing activities	14,314	(10,269)

Financing activities
Purchases of treasury stock	(16,217)	—
Principal payments on long-term debt	(9,643)	(3,479)
Borrowings on line of credit	9,405	—
Proceeds from sale of common stock	1,258	1,052
Tax benefit of stock option exercises	56	104
Net cash used in financing activities	(15,141)	(2,323)

Effect of exchange rate changes on cash flows	(1,617)	427

Increase in cash and cash equivalents	14,508	11,226

Cash and cash equivalents at beginning of period	45,506	26,124

Cash and cash equivalents at end of period	$60,014	$37,350

See notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Goodwill

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company performs an annual assessment of the carrying value of goodwill for potential impairment (or on an interim basis if certain triggering events occur). A determination of impairment is made based upon the fair value of the related reporting unit. If goodwill is determined to be impaired in the future the Company would be required to record a charge to its results of operations. Factors the Company considers important which could result in an impairment include the following:

• significant underperformance relative to historical or projected future operating results;

• significant negative industry or economic trends; and

• market capitalization relative to net book value.

The Company performs its annual goodwill assessment of its reporting units as of the end of the third quarter. Total goodwill recorded on the Company’s unaudited condensed consolidated balance sheet at September 30, 2008 was $41,623 primarily comprised of $23,060 of goodwill associated with the Company’s acquisition of AMRI Rensselaer, Inc. (“AMRI Rensselaer”), formerly known as Organichem, Inc., $11,689 of goodwill attributable to ComGenex Kutato-Fejleszto Rt (“AMRI Hungary”), $3,226 of goodwill associated with the Company’s acquisition of certain assets of Ariane Orgachem Pvt. Ltd. in Aurangabad, India, and Ferico Laboratories Ltd. located in Navi Mumbai, India, collectively known as India Pvt. Limited (“AMRI India”), and $962 of goodwill associated with the Company’s acquisition of FineKem Laboratories Pvt. Limited (“FineKem”).

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

January 17, 2008
Assets Acquired
Accounts receivable	$42
Inventory	139
Prepaid expenses and other current assets	26
Property and equipment	556
Goodwill	1,142
Total assets acquired	$1,905

Liabilities Assumed
Accounts payable and accrued expenses	$204
Total liabilities assumed	$204

Net assets acquired	$1,701

Pro forma financial information for the three and nine months ended September 30, 2008 and 2007, as if the FineKem acquisition had been completed as of January 1, 2007, has been excluded due to the immateriality of the operating results of FineKem in relation to the Company’s consolidated operating results as a whole.

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

June 29, 2007
Assets Acquired
Accounts receivable	$13
Inventory	624
Prepaid expenses and other current assets	229
Property and equipment	7,787
Goodwill	3,693
Total assets acquired	$12,346

Liabilities Assumed
Accounts payable and accrued expenses	$420
Total liabilities assumed	$420

Net assets acquired	$11,926

Note 3 — Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Weighted average basic common shares outstanding	31,176	32,369	31,517	32,318
Dilutive effect of stock options	135	116	53	96
Dilutive effect of restricted stock	211	228	189	175
Weighted average dilutive common shares outstanding	31,522	32,713	31,759	32,589

The Company has excluded certain outstanding stock options from the calculation of diluted earnings per share for the three and nine months ended September 30, 2008 and 2007 because the exercise price was greater than the average market price of the Company’s common shares during that period, and as such, these options would be anti-dilutive. The weighted average number of anti-dilutive options and restricted shares outstanding (before the effects of the treasury stock method) was 972 and 1,604 for the three months ended September 30, 2008 and 2007, respectively and 1,593 and 1,915 for the nine months ended September 30, 2008 and 2007, respectively. These amounts are not included in the calculation of weighted average common shares outstanding.

Note 4 — Inventory

Inventory consisted of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Raw materials	$10,287	$6,865
Work in process	4,366	2,064
Finished goods	13,331	13,535
Libraries, net of accumulated amortization	31	117
Total	$28,015	$22,581

Note 5 — Restructuring

AMRI Hungary

In May 2008, the Company initiated a restructuring of its Hungary location. The goal of the restructuring was to realign the business model for these operations to better support the Company’s long-term strategy for providing Discovery Services in the European marketplace. The Company recorded a restructuring charge of approximately $1,833 in the second quarter of 2008, including termination benefits and personnel realignment costs of approximately $901, losses on grant contracts of approximately $389, lease abandonment charges of approximately $463 and administrative costs associated with the restructuring plan of $80.

The restructuring costs are included under the caption “Restructuring” in the consolidated financial statement of operations during 2008 and the restructuring liabilities are included in “Accounts payable and accrued expenses” on the consolidated balance sheet at September 30, 2008.

The Hungary restructuring activity was recorded in the Company’s Discovery/Development/Small Scale Manufacturing (“DDS”) operating segment. The following table displays AMRI Hungary’s restructuring activity and liability balances within our DDS operating segment:

	Balance at January 1, 2008	Charges	Incurred Amounts	Foreign Currency Translation Adjustments	Balance at September 30, 2008
Termination benefits and personnel realignment	$—	901	(526)	(14)	$361
Losses on grant contracts	—	389	(61)	(19)	309
Lease abandonment charges	—	463	(13)	(28)	422
Administrative costs associated with restructuring	—	80	(33)	(2)	45
Total	$—	$1,833	$(633)	$(63)	$1,137

Termination benefits and personnel realignment costs relate to severance packages, outplacement services, and career counseling for employees affected by this restructuring. Losses on grant contracts represent estimated contractual losses that will be incurred in performing grant-based work under Hungary’s legacy business model. Lease abandonment charges relate to costs associated with exiting the current facility.

The net cash outflow related to the Hungary restructuring for the nine months ended September 30, 2008 was $633. Anticipated cash outflows related to the Hungary restructuring for the remainder of 2008 is approximately $303, which primarily consists of the payment of termination benefits and personnel realignment and incurring losses on grant contracts.

Large Scale Manufacturing Facility

On November 9, 2006, the Company announced plans to initiate a restructuring of the Company’s Large Scale Manufacturing (“LSM”) business segment. The Company recorded a restructuring charge of approximately $2,400 in the fourth quarter of 2006, including a non-cash asset disposal charge of approximately $1,600, and other charges of approximately $800, consisting primarily of termination benefits, and additional restructuring charges of $273 in 2007, consisting of termination benefits. There were no LSM restructuring charges taken during the first nine months of 2008.

The restructuring costs are included under the caption “Restructuring” in the consolidated statements of operations during 2007, and the restructuring liabilities are included in “Accounts payable and accrued expenses” on the consolidated balance sheets at September 30, 2008 and December 31, 2007.

Termination benefits relate to severance packages, outplacement services and career counseling for employees affected by the restructuring. Asset disposal costs relate primarily to the carrying value of underutilized assets that were identified for disposal in conjunction with the restructuring plan.

The large scale manufacturing restructuring activity was recorded in the LSM operating segment. The net cash outflow related to the large scale manufacturing restructuring for the nine months ended September 30, 2008 and 2007 were $140 and $684, respectively. Anticipated cash outflows related to the large scale manufacturing restructuring for the remainder of 2008 are $0.

Note 6 — Goodwill and Intangible Assets

The carrying amounts of goodwill, by the Company’s DDS and LSM operating segments, as of September 30, 2008 and December 31, 2007 are as follows:

	DDS	LSM	Total

September 30, 2008	$14,375	$27,248	$41,623

December 31, 2007	$14,141	$32,434	$46,575

The increase in goodwill within the DDS segment from December 31, 2007 to September 30, 2008 is related to the impact of foreign currency translation. The decrease in goodwill within the LSM segment is related primarily to the valuation adjustments on AMRI India, as well as the impact of foreign currency translation, offset by adjustments of beginning goodwill associated with the acquisition of FineKem.

The components of intangible assets are as follows:

	Cost	Accumulated Amortization	Net	Amortization Period
September 30, 2008
Patents and Licensing Rights	$3,208	$(1,182)	$2,026	2-16 years
Other	992	(992)	—	18-24 months
Total	$4,200	$(2,174)	$2,026

December 31, 2007
Patents and Licensing Rights	$2,976	$(1,075)	$1,901	2-16 years
Other	973	(642)	331	18-24 months
Total	$3,949	$(1,717)	$2,232

Amortization expense related to intangible assets was $75 and $156 for the three months ended September 30, 2008 and 2007, respectively and $576 and $479 for the nine months ended September 30, 2008 and 2007, respectively.

Following is the estimated future annual amortization expense related to intangible assets:

Year ending December 31,
2008 (remaining)	$57
2009	204
2010	184
2011	176
2012	176
Thereafter	1,229

Note 7 - Defined Benefit and Postretirement Welfare Plan

AMRI Rensselaer previously provided retirement benefits under two non-contributory defined benefit plans and a non-contributory, unfunded post-retirement welfare plan. Future benefits under the defined benefit plans and for salaried participants in the post-retirement welfare plan have been frozen.

Components of Net Periodic Benefit Cost

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007	2008	2007	2008	2007

Service cost	$—	$—	17	$11	$—	$—	$41	$34
Interest cost	332	305	18	9	942	915	38	27
Expected return on plan assets	(397)	(371)	—	—	(1,169)	(1,114)	—	—
Amortization of prior service cost	—	—	—	—	—	—	—	1
Recognized net loss	—	—	4	2	—	—	8	5
Net periodic benefit (income) cost	$(65)	$(66)	$39	$22	$(227)	$(199)	$87	$67
Recognized in Accumulated Other Comprehensive Income (“AOCI”):
Net actuarial loss	—	—	4	2	—	—	8	3
Total recognized in AOCI, pre-tax	$—	$—	$4	$2	$—	$—	$8	$3

Employer Contributions

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2007 that it expected to contribute $303 to its pension plan in 2008.  Based on revised actuarial assumptions, the Company expects total contributions for 2008 to be $291. As of September 30, 2008, $291 in contributions had been made; therefore the Company does not anticipate making any additional contributions during 2008.

Note 8 — Share-based Compensation

During the three months ended September 30, 2008 and 2007, the Company recognized total share based compensation cost, net of tax, of $328 and $270, respectively. During the nine months ended September 30, 2008 and 2007, the Company recognized total share based compensation cost, net of tax, of $912 and $749, respectively. During the nine months ended September 30, 2008 and 2007, cash received from stock option exercises and employee stock purchases was $1,258 and $1,052, respectively. The actual tax benefit realized for the tax deductions from stock option exercises and plan purchases was $56 and $104 during the nine months ended September 30, 2008 and 2007, respectively.

The Company historically granted share-based payments, including restricted shares, under its 1998 Stock Option and Incentive Plan, as well as its 1998 Employee Stock Purchase Plan. The 1998 Stock Option and Incentive Plan was terminated as of June 4, 2008 and replaced by the 2008 Stock Option and Incentive Plan, which was approved at the Annual Meeting of Stockholders in June 2008.

Restricted Stock

A summary of unvested restricted stock activity as of September 30, 2008 and changes during the nine months then ended is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2007	518	$9.79
Granted	156	$11.47
Vested	(103)	$8.45
Forfeited	(42)	$10.14
Outstanding, September 30, 2008	529	$10.52

The weighted average fair value of restricted shares per share granted during the nine months ended September 30, 2008 and 2007 was $11.47 and $9.90, respectively. As of September 30, 2008, there was $3,986 of total unrecognized compensation cost related to non-vested restricted shares. That cost is expected to be recognized over a weighted-average period of 3.0 years. During the nine months ended September 30, 2008, 103 restricted shares vested.

Stock Options

The fair value of each stock option award is estimated at the date of grant using the Black-Scholes valuation model based on the following assumptions:

	For the Nine Months Ended
	September 30, 2008	September 30, 2007
Expected life in years	5	5
Interest rate	2.90%	4.69%
Volatility	41%	38%
Dividend yield	—	—

A summary of stock option activity as of September 30, 2008 and changes during the nine month period then ended is presented below:

	Number of Shares	Weighted Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2007	1,963	$20.95
Granted	91	12.11
Exercised	(54)	14.70
Forfeited	(136)	23.52
Expired	—	—
Outstanding, September 30, 2008	1,864	20.51	4.5	$4,785
Options exercisable, September 30, 2008	1,558	$22.06	3.6	$3,103

The weighted average fair value of stock options granted for the nine months ended September 30, 2008 and 2007 was $4.85 and $4.56, respectively. As of September 30, 2008 there was $1,243 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.3 years.

Employee Stock Purchase Plan

During the nine months ended September 30, 2008 and 2007, 29 and 37 shares, respectively, were issued under the Company’s 1998 Employee Stock Purchase Plan.

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

The following table contains earnings data by operating segment, reconciled to totals included in the unaudited condensed consolidated financial statements:

	Contract Revenue	Milestone & Recurring Royalty Revenue	Operating (loss) income	Depreciation and Amortization
For the three months ended September 30, 2008
DDS	$30,985	$7,223	$18,082	$2,673
LSM	23,157	—	3,956	1,675
Corporate	—	—	(13,291)	—
Total	$54,142	$7,223	$8,747	$4,348

For the three months ended September 30, 2007
DDS	$23,633	$5,986	$12,420	$2,556
LSM	17,938	—	1,134	1,753
Corporate	—	—	(11,417)	—
Total	$41,571	$5,986	$2,137	$4,309

For the nine months ended September 30, 2008
DDS	$87,642	$27,029	$53,708	$8,247
LSM	58,199	—	6,587	5,224
Corporate	—	—	(38,244)	—
Total	$145,841	$27,029	$22,051	$13,471

For the nine months ended September 30, 2007
DDS	$64,138	$22,470	$38,107	$7,669
LSM	58,600	80	8,670	4,988
Corporate	—	—	(34,176)	—
Total	$122,738	$22,550	$12,601	$12,657

The following table summarizes other information by segment as of September 30, 2008:

	As of September 30, 2008
	DDS	LSM	Total

Total assets	$227,482	$164,483	$391,965
Goodwill included in total assets	14,375	27,248	41,623

The following table summarizes other information by segment as of December 31, 2007:

	As of December 31, 2007
	DDS	LSM	Total

Total assets	$235,603	$151,051	$386,654
Goodwill included in total assets	14,141	32,434	46,575

Note 10 — Financial Information by Customer Concentration and Geographic Area

Total contract revenue from DDS’s three largest customers represented approximately 11%, 8% and 8% of DDS’s total contract revenue for the three months ended September 30, 2008, and 9%, 8% and 4% of DDS’s total contract revenue for the three months ended September 30, 2007. Total contract revenue from DDS’s three largest customers represented approximately 11%, 10% and 7% of DDS’s total contract revenue for the nine months ended September 30, 2008 and 9%, 9% and 5% for the nine months ended September 30, 2007. Total contract revenue from LSM’s largest customer, GE Healthcare (“GE”), represented 42% and 35% of LSM’s total contract revenue for the three months ended September 30, 2008 and 2007, respectively. Total contract revenue from GE represented 44% and 40% of LSM’s total contract revenue for the nine months ended September 30, 2008 and 2007, respectively. GE accounted for approximately 18% and 19% of the Company’s total contract revenue for the nine months ended September 30, 2008 and 2007, respectively.

The Company’s total contract revenue for the three and nine months ended September 30, 2008 and 2007 was recognized from customers in the following geographic regions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

United States	68%	70%	68%	69%
Europe	23	25	22	26
Other	9	5	10	5

Total	100%	100%	100%	100%

Note 11 — Comprehensive Income

The following table presents the components of the Company’s comprehensive income for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$7,003	$1,980	$17,419	$9,780

Other comprehensive loss:
Change in unrealized (loss) gain on available-for-sale securities, net of taxes	(35)	37	(17)	66
Change in unrealized loss on interest rate swap, net of taxes	—	(26)	(5)	(71)
Foreign currency translation (loss) gain	(4,784)	2,660	(4,809)	3,238
Net actuarial loss (gain) of pension and postretirement benefits, net of taxes	4	2	8	5
Total comprehensive income	$2,188	$4,653	$12,596	$13,018

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

Note 13 — Income Taxes.

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

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate (net of the federal benefit on state issues) was $1,170 and $3,000 as of September 30, 2008 and December 31, 2007, respectively.  The Company classifies interest expense and penalties related to unrecognized tax benefits as a component of income tax expense. This policy did not change with adoption of FIN 48. As of September 30, 2008 and December 31, 2007, the Company has not accrued any penalties related to its uncertain tax position as it believes that it is more likely than not that there will not be any assessment of penalties. The total amount of accrued interest resulting from such unrecognized tax benefits was $74 and $1,000 at September 30, 2008 and December 31, 2007, respectively.    These unrecognized tax benefits are classified as income taxes payable in the condensed consolidated balance sheet at September 30, 2008 and December 31, 2007, respectively.

During the first quarter of 2008, the Company reached a settlement in the examination of certain state tax returns.  As a result of this settlement, the Company’s unrecognized tax benefits decreased by $3,500 through payments of $1,400 and the recognition of $2,100 of previously unrecognized tax benefits related to these matters.  In addition, the Company recognized an additional $307 in previously unrecognized tax benefits during the first quarter of 2008 as a result of a lapse of an applicable statute of limitations.  The recognition of previously unrecognized tax benefits reduced the effective tax rate (net of the federal benefit on state issues) by $1,600 during the first quarter of 2008.  As of September 30, 2008, the Company accrued an additional $596 of reserves based on current year tax positions and an additional $33 of interest related to its uncertain tax positions.

The Company files Federal income tax returns, as well as multiple state and foreign jurisdiction tax returns. The Company’s Federal income tax returns have been examined by the Internal Revenue Service through the year ended December 31, 2005.  All significant state and foreign matters have been concluded for years through 2005.  There are state tax examinations that are currently underway.  The Company cannot anticipate the completion date of these examinations. Based on the current status of these examinations, management of the Company believes that the reserves associated with uncertain tax positions are adequate.  However, the Company does not believe that it is reasonably possible to estimate the potential change in its unrecognized tax benefit that will result from the completion of these examinations.

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

The following table presents the fair value of marketable securities by type and their determined level based on the three-tiered fair value hierarchy as of September 30, 2008:

	Fair Value Measurements as of September 30, 2008
Marketable Securities	Total	Level 1	Level 2	Level 3
Obligations of states and political subdivisions	$28,864	$—	$28,864	$—
Auction rate securities	2,400	$—	2,400	—
Total	$31,264	$—	$31,264	$—

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our results of operations and financial condition should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the Notes thereto included within this report. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “intend,” “expect,” “anticipate,” “believe,” and “continue” or similar words and include, but are not limited to, statements concerning pension and postretirement benefit costs, the Company’s relationship with GE Healthcare, the Company’s collaboration with Bristol-Myers Squibb (“BMS”), the expected results of the Company’s restructuring of AMRI Hungary, the acquisition of FineKem Laboratories Pvt. Limited (“FineKem”), future acquisitions, earnings, contract revenues, costs and margins, royalty revenues, patent protection and the ongoing Allegra patent infringement litigation, Allegra royalty revenue, government regulation, retention and recruitment of employees, customer spending and business trends, foreign operations (including Singapore, India and Hungary), the effect of the purchase of assets from Ariane Orgachem Private Limited and Ferico Laboratories Limited, collectively known as AMRI India Pvt. Ltd. (“AMRI India”), including increasing options and solutions for customers, business growth and the expansion of the Company’s global market, clinical supply manufacturing, management’s strategic plans, drug discovery, product commercialization, license arrangements, research and development projects and expenses, selling, general and administrative expenses, goodwill impairment, competition and tax rates. The Company’s actual results may differ materially from such forward-looking statements as a result of numerous factors, some of which the Company may not be able to predict and may not be within the Company’s control. Factors that could cause such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 17, 2008 and in Part II Item 1A, “Risk Factors” in this Form 10-Q and among other things, the global economic uncertainty and tightening of the credit and capital markets. All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future, except as required by law. References to the “Company,” “we,” “us,” and “our,” refer to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole.

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

Our global platform has increased our market share and was developed in order to allow us to maintain and grow margins. In addition to our globalization, we continue to implement process efficiencies, including our implementation of a process improvement and cost savings (“Lean-to-Excellence”) campaign, along with efforts to strengthen our sourcing. We believe these factors will lead to improved margins.

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

Our total revenue for the quarter ended September 30, 2008 was $61.4 million, as compared to $47.6 million for the quarter ended September 30, 2007.

Contract services revenue for the third quarter of 2008 was $54.1 million, compared to $41.6 million in the third quarter of 2007. Discovery, development, and small scale manufacturing (“DDS”) revenues increased $7.3 million, or 31%, from the quarter ended September 30, 2007. Large Scale Manufacturing (“LSM”) revenue increased $5.2 million, or 29%, from the quarter ended September 30, 2007. Additionally, there was incremental revenue from the AMRI India acquisition in June 2007.

Recurring royalty revenues, which are based on the worldwide sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere, as well as on sales of Sanofi-Aventis’ authorized generics, were lower than in the quarter ended September 30, 2007.

Consolidated gross margin was 28.4% for the quarter ended September 30, 2008, compared to 19.6% for the quarter ended September 30, 2007. Gross margin at the DDS operating segment increased to 36.9% in the third quarter of 2008 from 29.8% for the same period in 2007. Gross margin at the LSM operating segment was 17.1% in the third quarter of 2008, compared with a gross margin of 6.3% in the third quarter of 2007.

During the nine months ended September 30, 2008, cash provided by operations was $17.0 million. The decrease of $6.4 million in cash flow from operations from the nine months ended September 30, 2007 resulted primarily from an increase in accounts receivable resulting from increased revenue and timing of cash collections in the first nine months of 2008, offset in part by an increase in accounts payable primarily due to the timing of inventory purchases. We spent $14.4 million in capital expenditures, primarily on the construction of a new research center in Singapore and on upgrading and maintaining our facilities and equipment in our large-scale manufacturing suites and for additions to our new research center in India and $1.7 million on our acquisition of FineKem. In addition, during the nine months ended September 30, 2008, we spent $16.2 million in purchases of treasury stock in conjunction with our treasury share purchase plan approved by the Board of Directors in February 2008. As of September 30, 2008, we had $91.3 million in cash, cash equivalents and marketable securities and $13.7 million in bank and other related debt.

Results of Operations – Three Months and Nine Months ended September 30, 2008 Compared to Three Months and Nine Months Ended September 30, 2007

Revenues

Total contract revenue

Contract revenue consists primarily of fees earned under contracts with our third party customers. Our contract revenues for each of our DDS and LSM segments were as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
(in thousands)	2008	2007	2008	2007

DDS	$30,985	$23,633	$87,642	$64,138
LSM	23,157	17,938	58,199	58,600
Total	$54,142	$41,571	$145,841	$122,738

DDS contract revenues for the quarter ended September 30, 2008, increased $7.3 million to $31.0 million as compared to $23.6 million for the same quarter in the prior year. Additionally, DDS contract revenues for the nine months ended September 30, 2008 increased $23.5 million to $87.6 million from the same period in 2007. The increases are due primarily to an increase in contract revenue from discovery services of $5.9 million for the three months ended September 30, 2008 and an increase of $14.5 million for the nine months ended September 30, 2008 due to increased demand for these services, as our ability to offer various combinations of services and cost structures at our U.S. and international locations continues to gain acceptance in the worldwide marketplace. Discovery services revenue also increased by approximately $2.0 million during the third quarter of 2008 due to the completion of the preliminary screening phase of an on-going natural products collaboration project at our Bothell Research facility. In addition, development and small-scale manufacturing services increased $1.4 million for the three months ended September 30, 2008 and $9.0 million for the nine months ended September 30, 2008 as customers continue to focus on development-stage projects. We currently expect the overall growth trends in both discovery services and development and small-scale manufacturing services to continue throughout 2008; however, this growth will be moderated due to the completion of the preliminary screening phase of an on-going natural products collaboration noted above, as well as the completion of the funded research component of our on-going collaboration with BMS.

LSM revenue for the quarter ended September 30, 2008 increased by $5.2 million, due primarily to an increase in sales to GE Healthcare of $3.6 million due to timing of customer requirements, along with an increase in commercial sales of $2.5 million and incremental revenue of $0.5 million from our AMRI India acquisition in September 2007, offset in part by a decrease in revenue from the production of clinical supply materials for use in advance stage human trials of commercial products of $1.4 million. For the nine months ended September 30, 2008, LSM revenue remained flat from the same period in 2007. Although total LSM revenue remained flat, commercial sales decreased $4.8 million and revenue from the production of clinical supply materials for use in advance stage human trials of commercial product decreased $1.7 million. The decreases in revenue for the nine months ended September 30, 2008 from the same period in 2007 were offset by an increase in sales to GE Healthcare of $2.5 million along with incremental revenue of $3.5 million from our AMRI India acquisition in September 2007. We expect full year LSM contract revenue in 2008 to increase slightly from amounts recognized in 2007 due to increased India generic Active Pharmaceutical Ingredients (“API”) sales and U.S. commercial demand.

Recurring royalty revenue

We earn royalties under our licensing agreement with Sanofi-Aventis S.A. for the active ingredient fexofenadine HCI, marketed as Allegra in the Americas and Telfast elsewhere. Royalties were as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2008	2007	2008	2007
(in thousands)

$5,723	$5,986	$21,529	$20,970

Recurring royalties, which are based on the worldwide sales of Allegra/Telfast, as well as on sales of Sanofi-Aventis’ authorized generics, slightly decreased for the quarter ended September 30, 2008 from the same period in 2007 and increased $0.6 million to $21.5 million in the nine months ended September 30, 2008 from the same period in 2007.

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

Milestone revenue

Milestone revenue is earned for achieving certain milestones included in licensing and research agreements with certain customers. Milestone revenues were as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2008	2007	2008	2007
(in thousands)

$1,500	$—	$5,500	$1,580

During the three months ended September 30, 2008, milestone revenue of $1.5 million was recognized for advancing a second compound into pre-clinical development in conjunction with the Company’s licensing and research agreement with BMS. During the nine months ended September 30, 2008, in addition to the $1.5 million recognized in the third quarter of 2008, $4.0 million of milestone revenue was recognized for reaching the second milestone under the same BMS licensing and research agreement. The $4.0 million milestone payment was triggered by BMS’s submission of an application to the Health Products and Food Branch (“HPFB”), Health Canada to initiate Phase 1 clinical studies on a compound. During the nine months ended September 30, 2007, the Company recognized $1.5 million of milestone revenue under the same agreement with BMS for reaching the first milestone, which was advancing the compound into pre-clinical development.

Costs and Expenses

Cost of contract revenue

Cost of contract revenue consists primarily of compensation and associated fringe benefits for employees, as well as chemicals, depreciation and other indirect project related costs. Cost of contract revenue for our DDS and LSM segments were as follows:

Segment	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007

DDS	$19,558	$16,600	$56,905	$46,375
LSM	19,201	16,804	51,613	49,719
Total	$38,759	$33,404	$108,518	$96,094

DDS Gross Margin	36.9%	29.8%	35.1%	27.7%
LSM Gross Margin	17.1%	6.3%	11.3%	15.2%
Total Gross Margin	28.4%	19.6%	25.6%	21.7%

DDS had a contract revenue gross margin of 36.9% for the three months ended September 30, 2008 compared to contract revenue gross margin of 29.8% for the same period in 2007 and 35.1% for the nine months ended September 30, 2008 as compared to 27.7% for the same period in 2007. The increase in gross margin resulted from an increase in contract revenues in relation to the fixed cost components of the DDS segment during the three and nine months ended September 30, 2008. We currently expect full year DDS contract margins to slightly decrease from the percentage realized in the first nine months of 2008 due to the completion of the preliminary screening phase of an on-going natural products collaboration, as well as the completion of the funded research component of our on-going collaboration with BMS.

LSM’s contract revenue gross margin increased to 17.1% for the three months ended September 30, 2008 compared to 6.3% for the same period in 2007. This increase in gross margin is primarily due to increases in commercial sales, which historically have generated higher margins, along with an increase in sales volume from our largest customer, GE Healthcare. This increase is partially offset by price concessions on sales to GE Healthcare in 2008. Although these price concessions are expected to decrease our gross margin, we believe this strengthens our ability to retain this customer for future business beyond the current contract terms ending in 2010. LSM had contract revenue gross margin of 11.3% for the nine months ended September 30, 2008 as compared with 15.2% for the same period in 2007. This decrease from the nine months ended September 30, 2007 is primarily due to a decrease in commercial sales and start up costs associated with our acquisition of AMRI India and FineKem. We expect fourth quarter 2008 gross margins in the LSM segment to remain consistent with the percentage realized in the third quarter of 2008. Additionally, we expect full year 2008 gross margin to increase from the percentage realized in the first nine months of 2008 from increased demand for commercial services and our continued implementation of cost savings and process efficiencies in our Rensselaer facilities. This improvement will be offset, in part, by a decrease in margins in relation to the above mentioned price concessions to GE Healthcare.

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

Three Months Ended September 30,		Nine Months Ended September 30,
2008	2007	2008	2007
(in thousands)

$568	$599	$2,224	$2,126

The slight decrease in technology incentive award expense for the quarter ended September 30, 2008 from the quarter ended September 30, 2007 is due a decrease in Allegra royalty revenue. The increase in technology incentive award expense for the nine months ended September 30, 2008 from the same period in 2007 is due to the increase in Allegra royalty revenue and an increase in awards granted in relation to milestone payments.

We expect technology incentive award expense to generally fluctuate directionally and proportionately with fluctuations in Allegra royalties in future periods.

Research and development

Research and development (“R&D”) expense consists of compensation and benefits for scientific personnel for work performed on proprietary technology R&D projects, costs of chemicals and other out of pocket costs, and overhead costs. We utilize our expertise in small molecule chemistry, biocatalysis and natural product technologies to perform our internal R&D projects. The goal of these programs is to discover new compounds with commercial potential. We would then seek to license these compounds to a third party in return for a combination of up-front license fees, milestone payments and recurring royalty payments if these compounds are successfully developed into new drugs and reach the market. On October 30, 2006, we announced the selection of a compound from our proprietary oncology research program for advanced preclinical testing. We submitted an Investigational New Drug (“IND”) application to the U.S. Food and Drug Administration (“FDA”) during the third quarter of 2008. In addition, research and development is performed at our large-scale manufacturing facility related to the potential manufacture of new products, the development of processes for the manufacture of generic products with commercial potential, and the development of alternative manufacturing processes. Research and development expenses were as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2008	2007	2008	2007
(in thousands)

$3,610	$3,107	$9,454	$9,225

The increase in R&D expense of $0.5 million for the quarter ended September 30, 2008 from $3.1 million in the quarter ended September 30, 2007 is due primarily to the establishment of R&D activities at our Singapore facility along with an increase in generics development at our large scale facility. R&D expense increased in the nine months ended September 30, 2008 due primarily to an increase in third party costs associated with our oncology research program and to the establishment of R&D activities at our Singapore facility, offset in part by a decrease in salaries and benefits caused by the increased utilization of staff on external customer projects.

We currently expect research and development expenses to increase in 2008 from amounts recognized in 2007, as we continue to advance our oncology compound through clinical trials, as well as the reallocation of research scientists from providing contract services under the funded research component of the on-going BMS collaboration to internal proprietary research programs. Additionally, we expect increased costs associated with the continued development of specialty generics, as well as researching and developing processes to manufacture intermediates at our AMRI India facility. These intermediates have historically been purchased from third parties to be used at our domestic locations.

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

Selling, general and administrative

Selling, general and administrative expenses consist of compensation and related fringe benefits for marketing, operational and administrative employees, professional service fees, marketing costs and costs related to facilities and information services. Selling, general and administrative expenses were as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2008	2007	2008	2007
(in thousands)

$9,681	$8,310	$28,790	$24,957

The increase in selling, general and administrative expenses for the three months ended September 30, 2008 is primarily due to increases in salaries and benefits related to an increase in business development personnel. The increase for the nine months ended September 30, 2008 is primarily attributable to incremental administrative costs at our AMRI India location, which was acquired in June 2007, along with increases in salaries and benefits and relocation expenses related to an increase in business development, administrative and information technology personnel and an increase in property taxes.

Selling, general and administrative expenses are expected to increase in 2008 primarily due to increased business development personnel costs and a full year of expenses related to AMRI India.

Impairment and restructuring charges

AMRI Hungary

In May 2008, we initiated a restructuring of our Hungary location. The goal of the restructuring was to realign the business model for these operations to better support the Company’s long-term strategy for providing Discovery Services in the European marketplace. The Company has estimated that total AMRI Hungary operating costs will be reduced by $1.1 million annually as a result of this restructuring, primarily from a reduction of workforce. The Company recorded a restructuring charge of approximately $1.8 million in the second quarter of 2008, including termination benefits and personnel realignment costs of approximately $0.9 million, losses on grant contracts of approximately $0.4 million, lease abandonment charges of approximately $0.5 million and administrative costs associated with the restructuring plan of $0.1 million.

The Hungary restructuring activity was recorded in the DDS operating segment. The restructuring costs are included under the caption “Restructuring” in the consolidated statement of operations during 2008 and the restructuring liabilities are included in accounts payable and accrued expenses on the consolidated balance sheet at September 30, 2008.

The following table displays AMRI Hungary’s restructuring activity and liability balances within our DDS operating segment:

	Balance at January 1, 2008	Charges	Incurred Amounts	Foreign Currency Translation Adjustments	Balance at September 30, 2008
Termination benefits and personnel realignment	$—	901	(526)	(14)	$361
Losses on grant contracts	—	389	(61)	(19)	309
Lease abandonment charges	—	463	(13)	(28)	422
Administrative costs associated with restructuring	—	80	(33)	(2)	45
Total	$—	$1,833	$(633)	$(63)	$1,137

Termination benefits and personnel realignment costs relate to severance packages, outplacement services, and career counseling for employees affected by this restructuring. Losses on grant contracts represent estimated contractual losses that will be incurred in performing grant-based work under Hungary’s legacy business model. Lease abandonment charges relate to costs associated with exiting the current facility.

The net cash outflow related to the Hungary restructuring for the nine months ended September 30, 2008 was $0.6 million. Anticipated cash outflows related to the Hungary restructuring for the remainder of 2008 is approximately $0.3 million, which primarily consists of the payment of termination benefits and personnel realignment and incurring losses on acquired contracts.

Large Scale Manufacturing Facility

On November 9, 2006, we announced plans to initiate a restructuring of our LSM business segment. Consistent with our continued strategy of realigning the LSM segment toward a greater focus on manufacturing clinical trial materials with strong commercial potential, the goals of the restructuring plan were to strengthen our competitiveness in this area and reduce operating costs by eliminating overlap in business processes, organization and project process flow, as well as leveraging existing resources and assets. The restructuring plan included a reduction of workforce, as well as reductions of non-essential operating expenses, raw material costs and future capital expenditure activities. We estimated that total large scale costs were reduced by $5.0 million annually as a result of this restructuring. We recorded a restructuring charge of approximately $2.4 million in the fourth quarter of 2006, including a non-cash asset disposal charge of approximately $1.6 million, and other charges of approximately $0.8 million consisting primarily of termination benefits. We recorded additional restructuring charges of $0.2 million during the first quarter of 2007, consisting of additional termination benefits associated with the restructuring. There were no additional restructuring charges taken during the first nine months of 2008.

Interest income, net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007

Interest expense	$(139)	$(169)	$(372)	$(595)
Interest income	351	987	1,362	2,947
Interest income, net	$212	$818	$990	$2,352

Interest expense decreased for the quarter ended September 30, 2008 from $0.2 million for the same period in 2007 and decreased $0.2 million for the nine months ended September 30, 2008 from the same period in 2007. These decreases were primarily due to the reduction of outstanding interest-bearing debt balances throughout 2007 and 2008.

Interest income decreased by $0.6 million for the quarter ended September 30, 2008 and by $1.6 million for the nine months ended September 30, 2008 as compared to the same period in 2007. These decreases were due to decreases in average balances of interest-bearing cash and investments held by the Company and decreases in the interest rates earned on these balances.

Income tax expense

Three Months Ended September 30,		Nine Months Ended September 30,
2008	2007	2008	2007
(in thousands)

$2,492	$850	$6,307	$5,068

Income tax expense increased for the quarter ended September 30, 2008 due primarily to an increase in pre-tax income, as well as the composition of taxable income in relation to the applicable tax rates at our various international locations. These increases were partially offset by $1.2 million primarily consisting of the recapture of accumulated tax credits derived from certain of the Company’s R&D expenditures. Income tax expense increased for the nine months ended September 30, 2008 due to an increase in pre-tax income and changes in the composition of taxable income in relation to the applicable tax rates at our various international locations in 2008, partially offset by the reversal of reserves for an uncertain tax position upon resolution of this matter in 2008 and the recapture of accumulated tax credits derived from certain of the Company’s R&D expenditures.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities. During the first nine months of 2008, we generated cash of $17.0 million from operating activities. The primary drivers of the generation of operating cash flows is an increase in contract and milestone revenues, along with an increase in accounts payable due to timing of payments, offset by increases in accounts receivable due to timing of cash collections and additionally by increases in inventory purchases.

During the first nine months of 2008, we generated $14.3 million in investing activities, resulting from the net proceeds from sale of investment securities of $30.7 million, offset by $14.4 million for the acquisition of property and equipment and $1.7 million related to the acquisition of FineKem. During the first nine months of 2008, we used $15.1 million for financing activities, consisting primarily of $16.2 million for the purchase of treasury stock, offset in part by cash provided by the proceeds from the sale of common stock.

Although we did not repurchase any treasury stock during the quarter ended September 30, 2008, we resumed repurchasing shares during the fourth quarter. As of October 31, 2008, we have repurchased a total of 1,710,434 shares at a cost of $19.2 million.

Working capital was $145.3 million at September 30, 2008 as compared to $138.9 million as of December 31, 2007.

During 2003, we entered into a credit facility consisting of a $30.0 million term loan and a $35.0 million line of credit to fund the acquisition of AMRI Rensselaer, Inc. (“AMRI Rensselaer”) (formerly known as Organichem). The term loan matured in February 2008. In June 2008, we refinanced this debt, which included converting the balance of the term loan into a revolving line of credit, increasing the amount available under the line of credit to $45.0 million, and extending the maturity date on the line of credit to June 2013. The line of credit bears interest at a variable rate based on the Company’s leverage ratio. As of September 30, 2008, the balance outstanding on the line of credit was $9.7 million, bearing interest at a rate of 3.54%. The credit facility contains certain financial covenants, including a maximum leverage ratio, a minimum required operating cash flow coverage ratio, a minimum earnings before interest and taxes to interest ratio and a minimum current ratio. Other covenants include limits on asset disposals and the payment of dividends. As of September 30, 2008, we were in compliance with all covenants under the credit facility.

Other than the refinancing of the term loan discussed above, there have been no significant changes in future maturities on our long-term debt since December 31, 2007.

The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Other than the refinancing of the term loan discussed above, there have been no material changes to our contractual obligations since December 31, 2007. As of September 30, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes with respect to the information on Quantitative and Qualitative Disclosures about Market Risk appearing in Part II, Item 7A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing our Company. In addition to these risks, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The restructuring of our AMRI Hungary location may not have the desired impact on the results of our operations.

During May 2008 we announced a restructuring plan for our Hungary operations. The goal of the restructuring is to realign the business model for these operations to better support the Company’s long-term strategy for providing Discovery Services in the European marketplace. The key elements of the restructuring plan include workforce reductions as well as non-workforce-related actions such as disposal of underutilized assets and elimination of non-essential operating expenses. Most of these initiatives will be implemented by the end of 2008. We expect to realize annual operating costs savings of approximately $1.1 million from the restructuring plan; however, the plan as currently constituted may not be sufficient to achieve the desired level of cost savings. Additional activities may be required to attain the intended impact on operating margins within our Discovery/Development/Small Scale Manufacturing (“DDS”) segment. Furthermore, the implementation of the restructuring plan could cause interruptions within our operations that could have an adverse impact on the results of our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 7, 2008, the Company’s Board of Directors approved a stock repurchase program, which authorized the Company to purchase up to $20.0 million of the issued and outstanding shares of the Company’s Common Stock in the open market or in private transactions for the twelve months following the approval of the program. Shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to price ranges set by management and regulatory conditions. No shares were purchased in the third quarter of 2008.  The maximum dollar value of shares of Common Stock that may yet be purchased under the program as of September 30, 2008 is $3.9 million.

Item 6. Exhibits

(a)	Exhibits.

10.1    Amended and Restated Employment Agreement, dated August 5, 2008, between Albany Molecular Research, Inc. and Thomas E. D’Ambra, Ph.D. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the Securities and Exchange Commission on August 7, 2008, File No. 000-25323).

10.2    Amended and Restated Employment Agreement, dated August 5, 2008, between Albany Molecular Research, Inc. and Mark T. Frost (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the Securities and Exchange Commission on August 7, 2008, File No. 000-25323).

10.3    Amended and Restated Employment Agreement, dated August 5, 2008, between Albany Molecular Research, Inc. and W. Steven Jennings (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the Securities and Exchange Commission on August 7, 2008, File No. 000-25323).

10.4    Amended and Restated Employment Agreement, dated August 5, 2008, between Albany Molecular Research, Inc. and Jonathan D. Evans (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the Securities and Exchange Commission on August 7, 2008, File No. 000-25323).

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

ALBANY MOLECULAR RESEARCH, INC.

Date: November 7, 2008	By:	/s/ Mark T. Frost
Mark T. Frost
Chief Financial Officer and Treasurer (Authorized Officer and Principal Financial Officer)