Form 10-K
period 2008-12-31
ALBANY MOLECULAR RESEARCH INC
filed 2009-03-13
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in  12b-2 of the Exchange Act

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on June 30, 2008 was approximately $335 million based upon the closing price per share of the Registrant’s Common Stock as reported on the Nasdaq National Market on June 30, 2008. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 28, 2009, there were 31,489,817 outstanding shares of the Registrant’s Common Stock, excluding treasury shares of 3,824,593.

DOCUMENTS INCORPORATED BY REFERENCE

The information required pursuant to Part III of this report is incorporated by reference from the Company’s definitive proxy statement, relating to the annual meeting of stockholders to be held on or around June 3, 2009, pursuant to Regulation 14A to be filed with the Securities and Exchange Commission.

ALBANY MOLECULAR RESEARCH, INC.
INDEX TO
ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

References throughout this Form 10-K to the “Company”, “we,” “us,” and “our” refer to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole. This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “intend,” “expect,” “anticipate,” “believe,” and “continue” or similar words, and include, but are not limited to, statements concerning pension and postretirement benefit costs, the Company’s relationship with GE Healthcare, the Company’s collaboration with Bristol-Myers Squibb (“BMS”), the expected results of the Company’s restructuring of AMRI Hungary, the acquisition of FineKem Laboratories Pvt. Limited (“FineKem”), future acquisitions, earnings, contract revenues, costs and margins, royalty revenues, patent protection and the ongoing Allegra patent infringement litigation, Allegra royalty revenue, government regulation, retention and recruitment of employees, customer spending and business trends, foreign operations (including Singapore, India and Hungary), the effect of the purchase of assets from Ariane Orgachem Private Limited and Ferico Laboratories Limited, collectively known as AMRI India Pvt. Ltd. (“AMRI India”), including increasing options and solutions for customers, business growth and the expansion of the Company’s global market, clinical supply manufacturing, management’s strategic plans, drug discovery, product commercialization, license arrangements, research and development projects and expenses, selling, general and administrative expenses, goodwill impairment, competition and tax rates. The Company’s actual results may differ materially from such forward-looking statements as a result of numerous factors, some of which the Company may not be able to predict and may not be within the Company’s control. Factors that could cause such differences include, but are not limited to, the Company’s ability to recruit and retain experienced scientists and other highly-skilled employees, trends in pharmaceutical and biotechnology companies’ outsourcing chemical and discovery research and development, including softness in these markets, competition from domestic competitors and foreign companies operating under lower cost structures,  the loss of a significant customer, sales of Allegra (including any deviations in sales estimates provided by sanofi-aventis), the risk of an “at-risk” launch of generic Allegra-D and the impact of that on the Company’s receipt of significant royalties under the Allegra license agreement, the risk that Allegra may be approved for over-the-counter use, the over-the-counter sale of Claritin and Zyrtec, the over-the-counter sale of generic alternatives for the treatment of allergies and the risk of new product introductions for the treatment of allergies, such as Xyzal, including generic forms of Allegra, the Company’s and sanofi-aventis’s ability to successfully enforce their respective intellectual property, patent rights and technology rights, including with respect to the generic companies’ Abbreviated New Drug Application filings, the Company’s ability to successfully develop novel compounds and lead candidates in its research programs and collaborative arrangements, the Company’s performance under the collaboration with BMS, BMS’s continued pursuit of programs under which the Company provides services, delay or denial of marketing approvals from the FDA resulting from, among other things, adverse FDA decisions or interpretations of data that differ from BMS’s interpretations and that may require additional clinical trials or potential changes in the cost, scope and duration of clinical trials, if approved, the inability to successfully launch, increase sales of or sustain the product or products in the market, the inability to successfully and efficiently scale-up manufacturing for commercialized compounds, the outcome of clinical work that will be required to commercialize compounds, the Company’s ability to take advantage of proprietary technology and expand the scientific tools available to it, uncertainty concerning charges associated with the Company’s restructuring of its AMRI Hungary business unit, which may be higher than estimated at this time, the risk that the Company will not realize the anticipated cost savings from its restructuring plans during the time frame indicated, or even if the anticipated cost savings are achieved, that the AMRI Hungary business unit may remain unprofitable or operate with low gross margins, the ability of the Company’s strategic investments and acquisitions to perform as expected and the cost and any goodwill impairment related to such investments and acquisitions, customer reaction to the acquisition of AMRI India and FineKem, the Company's timing and ability to successfully integrate AMRI India and FineKem’s operations (including implementation of the Company's systems and controls) and employees, the introduction of new services by competitors or the entry of new competitors into the markets for the Company's and AMRI India and FineKem’s services, the failure by the company to retain key employees of AMRI India and FineKem, failure to further develop and successfully market AMRI India and FineKem’s service offerings, the Company’s ability to successfully complete its ongoing expansion projects on schedule, the risks associated with international operations and managing our international operations, especially in India, Singapore and Hungary, the Company’s ability to execute its business plan for compound and chemical screening libraries, failure to achieve anticipated revenues and earnings, the existence of deficiencies and/or material weaknesses in the Company’s internal controls over financial reporting, risks related to the ongoing implementation of its enterprise resource planning system, the Company’s ability to effectively manage its growth, liability for harm caused by drugs the Company develops and tests, liability for contamination or other harm caused by hazardous materials used by the Company, failure to meet strict regulatory requirements, health care reform reducing the price pharmaceutical and biotechnology companies can  charge for drugs, thus reducing resources available to retain the services of our Company, the fluctuation of the market price of our common stock, changes in the foreign currency exchange rates and interest rates, and the possibility of a natural disaster, catastrophic event or terrorist attack. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers should review carefully the risks and uncertainties identified below under the caption “Risk Factors and Certain Factors Affecting Forward-Looking Statements” and elsewhere in this 10-K. All forward-looking statements are made as of the date of this report and we do not undertake any obligation to update our forward-looking statements, except as required by applicable law.

PART I

ITEM 1.	BUSINESS.

Overview

Albany Molecular Research, Inc. (the “Company,” “we,” “us,” and “our”), a Delaware corporation incorporated on June 20, 1991, provides scientific services, technologies and products focused on improving the quality of life. The Company’s core business consists of a fee-for-service contract services platform encompassing drug discovery, development and manufacturing services, and a separate, strategic technology division consisting of proprietary technology investments, internal drug discovery and niche generic active pharmaceutical ingredient product development. With locations in the U.S., Europe, and Asia, the Company provides customers with a range of services and cost models.

Business Strategy

AMRI is uniquely positioned in the marketplace to provide a competitive advantage to a diverse group of customers.  Our reputation of providing the highest quality service and a variety of pricing options provides more companies with the security of sourcing discovery, development, small and large scale manufacturing projects throughout our global network of research and manufacturing facilities.  The current fragmented market provides us an opportunity to use our resources and our expanded global footprint to become a premier player in a much larger marketplace.  A more detailed look at our strategy to accomplish this includes the following:

▪
Globalizing our contract services platform - We provide contract services to many of the world’s leading pharmaceutical and biotechnology companies. We derive our contract revenue from research and development expenditures and commercial manufacturing demands of the pharmaceutical and biotechnology industry. We continue to execute our long-term strategy to develop and grow a fully integrated global platform from which we can provide these services.  Over the past several years, through a combination of acquisitions and greenfield startups, we have expanded our global footprint to include large-scale manufacturing facilities in India, as well as research facilities in Hungary, Singapore and India.  We believe that our presence in these locations provides us with increased access to key global markets, and enables us to provide our customers with a flexible combination of high quality services and competitive cost structures to meet their individual outsourcing needs.  Our current financial position of significant cash and cash equivalents with minimal debt enables us to pursue additional expansion and high-value strategic acquisitions in the current economic environment.

▪
Leveraging integrated contract services - We seek comprehensive research and/or supply agreements with our customers, incorporating several of our service offerings and/or spanning across the entire pharmaceutical research and development process. Our research facilities provide discovery, chemical development, analytical, and small-scale current Good Manufacturing Practices (“cGMP”) manufacturing services. Compounds discovered and developed in our research facilities can then be more easily transitioned to production at our large-scale manufacturing facilities for use in clinical trials and, ultimately, commercial sales if the product meets regulatory approval. We believe that the ability to partner with a single provider of pharmaceutical research and development services from discovery through commercial production is of significant benefit to our customers. Through our comprehensive service offerings, we are able to provide customers with a more efficient transition of experimental compounds through the research and development process, ultimately reducing the time and cost involved in bringing these compounds from concept to market.

▪
Expanding Margins – Our global platform has increased our market share and was developed to allow us to maintain and grow margins.  The cost basis of our manufacturing and research facilities are largely fixed in nature.  We continue to seek savings opportunities to minimize this base of fixed costs, including process efficiencies and improved sourcing.  We also seek to drive incremental revenue through our facilities through improved execution, increased capacity utilization and investments in our sales & marketing team.

▪
Capitalizing on R&D skills and technologies - We conduct proprietary research and development to discover new therapeutically active lead compounds with commercial potential. We anticipate that we would then license these compounds and underlying technology to third parties in return for up-front and service fees and milestone payments, as well as recurring royalty payments if these compounds are developed into new commercial drugs.

Our proprietary research and development activities previously led to a licensing agreement with sanofi-aventis and another with Bristol-Myers Squibb Company (“BMS”).  Under our license agreement with sanofi-aventis, we have had revenues of $388.2 million to date.  Under our contract with BMS we have had revenues of approximately $25 million to date, with the potential in excess of $150 million in up-front license, contract service, and milestone revenues.  The contract also provides for recurring royalties on commercial products developed from this technology.

We also continue to utilize our proprietary technologies to further advance other early to middle stage internal research programs in the fields of obesity, central nervous system (“CNS”) disorders and other diseases, with a view to seeking a licensing partner for these programs at an appropriate research or developmental stage.

In addition, research and development is performed for our large-scale manufacturing business related to the potential manufacture of new products, the development of processes for the manufacture of generic products with commercial potential, and the development of alternative manufacturing processes.

Industry Overview

Pharmaceutical and biotechnology companies are under increasing pressure to deliver new drugs to market and reduce the time required for drug development. This pressure has come about, in part, as a result of the significant number of current drug products on the market for which patent protection has or will soon expire, as well as a reported drop in productivity from pharmaceutical companies’ internal research pipelines.  Further, large pharmaceutical companies are facing increased pressures to reduce their fixed costs base and turn to more flexible cost models.

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

The drug discovery and development process includes the following steps:

Drug Discovery

▪
Lead Discovery.  The first major hurdle in drug discovery is the identification of one or more lead compounds that interact with a biological target, such as an enzyme, receptor or other protein that may be associated with a disease. A biological test, or assay, based on the target is developed and used to test or “screen” chemical compounds. The objective of lead discovery is to identify a lead compound or screening ‘hit’. Validation of a screening hit is performed under the scrutiny of the discovery biologists and medicinal chemists in order to identify the ‘hits’ with the best chance to obtain a drug-like chemical series or lead compound. Early in vitro screening for potentially unwanted drug-drug interactions and cardiovascular liabilities are also conducted. The objective of lead discovery is to identify a lead compound that has desirable drug properties and a good prognosis for further optimization in order to produce a robust clinical development candidate.

▪
Lead Optimization.  Lead optimization typically involves improving the potency, selectivity, absorption/metabolism and pharmacokinetics of the lead compound, while maintaining, or generating, patentable intellectual property. Optimized lead compounds must demonstrate a scientifically proven benefit in controlled and well-defined biological tests in animal models, and must exhibit this benefit at doses much lower than those at which side effects would occur. During the lead optimization and preclinical testing phases, scientists continue the synthesis of additional analogs of the lead compound using medicinal chemistry. Often a second compound, referred to as a backup compound or second generation analog, is synthesized and enters the drug development cycle. In addition, continued synthesis is desirable in order to prepare compounds of significant diversity to broaden potential patent coverage.   As a result, the advancement of a lead compound into preclinical testing is often a catalyst which increases, rather than decreases, the need for additional medicinal chemical synthesis and other chemical services. During lead optimization most compounds are prepared in milligram to gram quantities.

Drug Development

▪
Preclinical Testing.  Following the advancement of a lead compound to a development candidate, advanced preclinical testing is conducted in order to evaluate the efficacy and safety of the development candidate prior to initiating human clinical trials.  During this phase, specialists in chemical development  work to identify the best physical form of the compound, selecting appropriate salts and controlling polymorphic form and begin to improve the process for preparing the candidate in larger quantities, often hundreds of grams.  Working with Analytical Chemists, the Development Chemists will prepare material of sufficient quality and quantity to be used in IND-enabling toxicity studies.  In the United States, prior to continuing on to the human clinical trials stage, an Investigational New Drug application (“IND”) must be filed with the U.S. Food and Drug Administration (“FDA).  Once the application is filed, the applicant must wait 30 days for comments from the FDA.  If none are received, human clinical trials may commence.

▪
Clinical Trials.  During clinical trials, several phases of studies are conducted to test the safety and efficacy of a drug candidate in humans.  The human clinical trials phase is usually costly and time-consuming. As study populations increase and trial durations lengthen, larger quantities of the active ingredient are required. Clinical trials are normally done in three phases and generally take two to seven years, but may take longer, to complete. The active pharmaceutical ingredient (“API”) and the formulated drug product must be prepared under cGMP guidelines. Analytical chemistry services are critical to cGMP manufacturing. Additional preparations provide an opportunity to further refine the manufacturing process, with the ultimate goal of maximizing the cost effectiveness and safety of the synthesis prior to commercialization.

▪
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

Trends in Contracting for Drug Discovery and Development

Beginning in 2005, we began to experience strong demand for our developmental and small-scale cGMP manufacturing services as a result of a trend in drug development and discovery outsourcing. The following trends continue to lead to demand for contract services in drug discovery and development:

•	development of new technologies has continued to increase the number of targets and accelerate the identification of active compounds;

•	pressure to develop new lead compounds due to the near-term loss of patent protection for many drug products;

•	increased pressure to reduce the time spent in drug discovery and development in order to bring drugs to market sooner and maximize time on the market during the drug’s patent life;

•	increased focus on converting fixed costs to variable costs and streamlining operations by contracting for research and development services;

•	heightened regulatory environment and increased complexity that have made the internal management of complicated discovery, development and manufacturing projects more difficult and costly; and

•	emergence of biotechnology and start-up pharmaceutical companies in the drug discovery process who typically tend to outsource drug discovery and development expertise as part of their strategy.

In recent years, we have experienced increased demand in the areas of developmental and small-scale cGMP manufacturing services, reflecting a reduction in budgetary constraints of our emerging pharmaceutical and biotech customers and their increased efforts to bring identified compounds into clinical trials. During this timeframe, partly in recognition of increased competition and consolidation within the pharmaceutical industry, we established lower-cost international operations in Hungary, Singapore and India. Contract service providers that were not able to offer a cost competitive product were forced to exit or significantly reduce their presence in the marketplace during this time. In addition to providing customers with a range of technologies and cost options, expanding internationally has provided increased access to customers and potential customers in regions of the world which we have, until recently, not significantly pursued.

In addition to the longer-term trend of growth in development and small scale cGMP manufacturing services discussed above, we have more recently seen an increased trend in demand for our discovery services.  This demand increases as our ability to provide high-quality services under a variety of business models and cost structures by incorporating our international facilities has been well-received by our customers.

We currently expect a decrease in customer delivery patterns and demand caused by the economic downturn to affect us in the beginning of 2009.  We anticipate a future return to the increased demand trend and expect the majority of our 2009 growth to occur in the latter part of 2009.  We continue to build on our strategy of leveraging our global resources to meet changing and expanding global outsourcing needs and additionally to expand our global service platform to meet the needs of our customers.  In 2007, we completed the construction of a 50,000 square foot research center focusing primarily on custom synthesis and medicinal chemistry support services at the Shapoorji Pallonji Biotech Park in Hyderabad, India. In 2008, we completed a 10,000 square foot expansion of our Singapore Research Center.  In addition to increasing existing discovery service capabilities, the expansion of our Singapore Research Center will also include the introduction of in vitro biology services at the facility.  We also commenced the expansion of our research facilities in Budapest, Hungary and Bothell, Washington during 2008.

Trends in Contracting for Pharmaceutical Manufacturing Services

The trends noted above that have driven demand for drug discovery and development services in recent years have also led to an increase in demand for contract manufacturing services as healthcare companies transition their early stage compounds into clinical and ultimately commercial production. Further, many healthcare companies have elected to outsource their manufacturing capabilities in an effort to control costs by eliminating expenses associated with owning and operating manufacturing facilities. However, new changes in governmental regulatory issues could potentially affect the current out-sourcing market.  In addition, the demand for the manufacturing of generic drugs has significantly increased as healthcare companies’ strategic objectives increasingly include the ability to introduce generic drug product into the market upon expiration of patented technologies.

We have integrated our drug discovery and development research facilities with our large-scale manufacturing facilities to allow for the easier transition throughout the entire pharmaceutical research and development process. Through our comprehensive service offerings, we are able to provide customers with a more efficient transition of compounds through the research and development process, ultimately reducing the time and cost involved in bringing these compounds from concept to market. We enhanced our large-scale manufacturing capabilities with our acquisitions of manufacturing facilities in India in 2007 and 2008. With these acquisitions, we began to globalize our manufacturing operations, which offers us the flexibility to produce raw materials and process intermediates to support our domestic large-scale manufacturing facility. In addition, we believe that these acquisitions improve our generic drug product manufacturing capabilities and provide the opportunity to increase our global manufacturing market share over time.

Our Capabilities

We perform services including drug discovery, pharmaceutical development, and manufacturing of active ingredients and pharmaceutical intermediates for many of the world’s leading healthcare companies.  The problem-solving abilities of our scientists can provide added value throughout the drug discovery, development and manufacturing process. Additionally, we are making investments to include formulation to our on-going list of services.  Our comprehensive suite of services allows our customers to contract with a single partner, eliminating the time and cost of transitioning projects among multiple vendors.

Service Offerings

Drug Discovery Services

The competitive drug discovery industry continues to face many challenges, including a weakening product pipeline, increasing costs, more complex disease targets and regulatory hurdles.  These challenges have compelled many companies/research organizations to look outside their own research and development (“R&D”) function for contract partners to support research and development at the earliest stages of the drug discovery process.  We provide a broad spectrum of lead discovery services backed by key employees with decades of experience.  All services provided by our lead discovery group are tightly integrated with our chemistry business and can be accessed independently or as part of a program involving chemistry-driven lead optimization.

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

Screening

Our diverse offering of screening capabilities, coupled with access to our range of sample libraries, give customers the essential tools to efficiently and safely identify active compounds during the lead discovery phases of drug discovery.

Key features of our screening programs and collections include:

•	Availability of high throughput, absolute potency and selectivity screening services

•	Support of large scale screens of client or AMRI’s sample collections

•	Extensive performance testing

Screening Libraries

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

Our libraries include:

•	Natural Products Libraries

•	Target focused Discovery Libraries

•	Commercial Sample Library (“CSL”)

•	Diverse AMRI Sample Library (“DASL”)

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

Medicinal Chemistry

Lead optimization is the complex, iterative process of altering the chemical structure of a confirmed hit to identify an improved drug lead with the goal of progressing to a preclinical candidate.  Well-trained, intuitive and knowledgeable, our medicinal chemists have years of experience working with drug-like compounds.  Our Medicinal Chemistry capability is fully integrated with our other drug discovery services, allowing for a “one stop shop” approach towards outsourcing lead discovery and optimization efforts, if so desired.

Computer-Aided Drug Discovery (“CADD”)

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

In vitro ADMET

We conduct in vitro ADMET assays to evaluate and improve metabolism, bioavailability, pharmacology and toxicology of compounds.

Early stage ADMET testing, integrated with Medicinal Chemistry programs, typically include:

•	Aqueous solubility under physiological conditions

•	Metabolic and chemical stability

•	Membrane permeability (PAMPA, Caco-2, etc.)

•	Inhibition and induction of major metabolic enzymes (CYP450s)

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

Our Chemical Development services include:

•	Process Research and Development

•	Custom Synthesis

•	Process Safety Assessment

•	Scale-up Capabilities

•	High Potency and Controlled Substances

•	Analytical Services

•	Preformulation Services and Physical Characterization

•	Preparative Chromatography

•	IND support Services

•	Fermentation Development and Optimization

•	Building Blocks Database

cGMP Manufacturing

We provide chemical synthesis and manufacturing services for our customers in accordance with cGMP regulations. All facilities and manufacturing techniques used in the manufacture of products for clinical use or for sale in the United States must be operated in conformity with cGMP regulations as established by the FDA. Our Albany, New York location has production facilities and quarantine and restricted access storage necessary to manufacture quantities of drug substances under cGMP regulations sufficient for conducting clinical trials from Phase I through Phase II, and later stages for selected products, based on volume and other parameters. Our large scale manufacturing facility in Rensselaer, New York is equipped to provide a wide range of custom chemical development and manufacturing capabilities. We conduct commercial cGMP manufacturing of APIs and advanced intermediates. Our large-scale cGMP manufacturing facilities provide synergies with our small-scale development laboratories, offering our customers services at every scale, from bench to production.  We have special capabilities in high value-added areas of pharmaceutical development and manufacturing, including High Potency Manufacturing.  Cytotoxic and other highly potent compounds present a number of potential challenges in their production and handling.  We have extensive experience in the cGMP production of these types of compounds, from grams to hundreds of kilograms per year.  Our Rensselaer facility is licensed by the U.S. Drug Enforcement Administration to produce Schedule I, II, III, IV and V controlled substances.  For over 50 years, the facility has produced controlled substances such as analgesics, amphetamines, barbiturates, and anabolic steroids.  In the second quarter of 2008, our focus on quality was reinforced after a successful FDA inspection of our Rensselaer facility resulted in no issuances of Form FDA 483 Observations of Objectionable Conditions and Practices (“Form FDA 483”).

Our manufacturing facilities are strategically situated in various locations in the United States and Asia. These locations are globally positioned to provide tailored customer solutions and enable the efficient and cost-effective transfer of pre-clinical, clinical and commercial APIs from small-scale to large-scale production.  Additionally, these locations easily integrate with our discovery and pharmaceutical development services.

Formulation

We are currently adding some focused formulation capabilities to our portfolio.  Working in close collaboration with our already established chemical synthesis, analytical development and preformulation groups, we expect to offer solid dosage formulation development services, as well as cGMP early clinical phase capsule filling using Xcelodose technology.

Formulation services that we expect will be available include:

•	Neat API in-capsule filling

•	Blending and sieving

•	Milling

•	Tableting

•	Rheology

•	Roller compaction

•	Wet granulation

•	Fluid bed processing, including Wurster coating

•	All associated analytical testing for dosage formulation products

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

Proprietary Research and Development

Leveraging our wide array of drug discovery capabilities, we seek to discover and develop promising drug candidates and license these candidates in return for upfront fees, milestones and downstream royalty payments for commercialized drug products. We identify lead series by utilizing our high throughput screening capabilities, coupled with our computer assisted drug design capabilities, to assess our diverse range of synthetic, virtual and natural product screening libraries. Applying the expertise of our separate R&D medicinal chemistry group, supported by our own in vitro biology and in vitro metabolism capabilities and a select range of in vivo service providers, we optimize these leads series to develop candidate status, in some cases pursuing these into early clinical studies. Current drug discovery and development projects are focused on treatments for cancer, irritable bowel disease, CNS disease and obesity. Our R&D efforts benefit from access to a broad array of our scientific services including capabilities in microbial fermentation, molecular biology, cell culture, gene expression and cloning, scale up synthesis of human metabolites, preformulation, chemical development and cGMP synthesis. We spent $13.1 million, $12.8 million and $11.4 million on research and development activities in 2008, 2007 and 2006, respectively.

Licensing Agreements

In October 2005, we licensed the worldwide rights to develop and commercialize potential products from our amine neurotransmitter reuptake inhibitor technology and patents identified in one of our proprietary research programs to BMS. In conjunction with the licensing agreement, we received a non-refundable, non-creditable up-front payment of $8.0 million. In addition, the agreement provided for the establishment of a research program under which BMS would purchase approximately $10.0 million in research and development services over the initial three year term of the program. The agreement also set forth milestone events that, if achieved by these products, would entitle the Company to non-refundable, non-creditable milestone payments of up to $66.0 million for each of the first and second compounds to achieve these events, and up to $22.0 million for each subsequent product to achieve these events. To date, we have had revenues of $7.0 million from achieving certain milestones with BMS.  The agreement also provides for the Company to receive royalty payments on worldwide sales of any such product that is commercialized.

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

In March 1995, we entered into a license agreement with sanofi-aventis. Under the terms of the license agreement, we granted sanofi-aventis an exclusive, worldwide license to any patents issued to us related to our original TAM patent applications. From the beginning of the agreement through December 31, 2008, we have had revenues of $7.4 million in milestone payments and $359.9 million in royalties under this license agreement. Sanofi-aventis is obligated under the license agreement to pay ongoing royalties to us based upon its sales of Allegra/Telfast and generic fexofenadine.  Additionally during the fourth quarter of 2008, we entered into an amendment to our licensing agreement with sanofi-aventis to allow sanofi-aventis to sublicense patents related to Allegra and Allegra D-12 to Teva Pharmaceuticals and Barr Laboratories in the United States.  As a result of this amendment, we received an upfront sublicense fee from sanofi-aventis of $10.0 million and additionally we will receive royalties from sanofi-aventis on the sale of products in the United States containing fexofenadine hydrochloride and products containing fexofenadine hydrochloride (generic Allegra) and pseudoephedrine hydrochloride (generic Allegra D-12) by Teva Pharmaceuticals and Barr Laboratories through 2015, along with additional consideration. We are not entitled, however, to receive any additional milestone payments under the license agreement. Sales of Allegra/Telfast and generic fexofenadine by sanofi-aventis worldwide were approximately $1.1 billion for the year ended December 31, 2008, $1.0 billion for the year ended December 31, 2007, and $0.9 billion for the year ended December 31, 2006.  See “Item 3—Legal Proceedings” for discussion of current legal proceedings related to Allegra/Telfast.

Business Segments

Our large scale cGMP manufacturing activities represent a distinct business segment as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information”. The Company’s remaining activities, including drug lead discovery, optimization, drug development, and small scale commercial manufacturing represent a separate distinct business segment as defined by SFAS 131. See Item 7 and the notes to the consolidated financial statements for financial information on the Company’s business segments.

Customers

Our customers include pharmaceutical companies and biotechnology companies and, to a limited extent, agricultural companies, fine chemical companies, contract chemical manufacturers, government research entities and non-profit organizations. For the year ended December 31, 2008, contract revenue from our three largest customers represented 17%, 8% and 7%, respectively, of our contract revenue. For the year ended December 31, 2007, contract revenue from our three largest customers represented 19%, 5% and 5%, respectively, of our contract revenue. For the year ended December 31, 2006, contract revenue from our three largest customers represented 21%, 7% and 6%, respectively, of our contract revenue. Our largest customer, General Electric Company (“GE”), represented 17% of total contract revenue for the year ended December 31, 2008.  In the first quarter of 2009, we extended the effective date of a supply agreement with GE thru December 2013. See Note 16 to the consolidated financial statements for information on geographic and other customer concentrations.

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

Employees

As of January 31, 2009, we had 1,357 employees. Of these employees, 435 are at our international facilities. Our U.S. large-scale manufacturing hourly work force has 99 employees who are subject to a collective bargaining agreement with the International Chemical Workers Union. A new 4-year collective bargaining agreement was signed in January 2007 with the union and expires in January 2011. Additionally, we have 38 union employees at our large-scale manufacturing facility at AMRI India that are covered by two separate collective bargaining agreements that expire in April 2009. None of our other employees are subject to any collective bargaining agreement. We consider our relations with our employees and the union to be good.

Competition

While a small number of larger chemistry outsourcing service providers have emerged as leaders within the industry, the outsourcing market for pharmaceutical and biotechnology contract chemistry services remains highly fragmented.  We face competition based on a number of factors, including size, relative expertise and sophistication, speed and costs of identifying and optimizing potential lead compounds and of developing and optimizing chemical processes. In many areas of our business we also face foreign competition from companies in regions with lower cost structures. We compete with the research departments of pharmaceutical companies, biotechnology companies, combinatorial chemistry companies, contract research companies, contract drug manufacturing companies and research and academic institutions.

We rely on many internal factors that allow us to stay competitive and differentiate us in the marketplace, including:

▪	Our globalization of both research and manufacturing facilities allows us to increase our access to key global markets

▪	Our ability to offer a flexible combination of high quality, cost-effective services

▪
Our comprehensive service offerings allow us to provide our customers a more efficient transition of experimental compounds through the research and development process, ultimately reducing the time and cost involved in bringing these compounds from concept to market

▪	Our current strong financial position gives our customers security of our continued presence in the marketplace even in the current economic environment

Patents and Proprietary Rights

Our success will depend, in part, on our ability to obtain and enforce patents, protect trade secrets, obtain licenses to technology owned by third parties when necessary, and conduct our business without infringing the proprietary rights of others. The patent positions of pharmaceutical, medical products and biotechnology firms can be uncertain and involve complex legal and factual questions. We cannot be assured that any AMRI patent applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or commercial advantage, or will not be circumvented by others. In the event a third party has also filed one or more patent applications for inventions which conflict with one of ours, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in the loss of any opportunity to secure patent protection for the inventions and the loss of any right to use the inventions. Even if the eventual outcome is favorable to us, these proceedings could result in substantial cost to us. The filing and prosecution of patent applications, litigation to establish the validity and scope of patents, assertion of patent infringement claims against others and the defense of patent infringement claims by others can be expensive and time consuming. We cannot be certain that in the event that any claims with respect to any of our patents, if issued, are challenged by one or more third parties, a court or patent authority ruling on such challenge will determine that such patent claims are valid and enforceable. An adverse outcome in such litigation could cause us to lose exclusivity afforded by the disputed rights. If a third party is found to have rights covering products or processes used by us, we could be forced to cease using the technologies covered by such rights, could be subject to significant liability to the third party, and could be required to license technologies from the third party. Furthermore, even if our patents are determined to be valid, enforceable, and broad in scope, we cannot be certain that competitors will not be able to design around such patents and compete with us and our licensees using the resulting alternative technology.

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

We seek patent protection with respect to products and processes developed in the course of our activities when we believe such protection is in our best interest and when the cost of seeking such protection is not inordinate. However, we cannot be certain that any patent application will be filed, that any filed applications will result in issued patents, or that any issued patents will provide us with a competitive advantage or will not be successfully challenged by third parties. The protections afforded by patents will depend upon their scope and validity, and others may be able to design around our patents.

Many of our current contracts with our customers provide that ownership of proprietary technology developed by us in the course of work performed under the contract is vested in the customer, and we retain little or no ownership interest.

We also rely upon trade secrets and proprietary know-how for certain unpatented aspects of our technology. To protect such information, we require all employees, consultants and licensees to enter into confidentiality agreements limiting the disclosure and use of such information. We cannot provide assurance that these agreements provide meaningful protection or that they will not be breached, that we would have adequate remedies for any such breach, or that our trade secrets, proprietary know-how and technological advances will not otherwise become known to others. In addition, we cannot provide assurance that, despite precautions taken by us, others have not and will not obtain access to our proprietary technology. Further, we cannot be certain that third parties will not independently develop substantially equivalent or better technology.

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

Generally, in order to gain U.S. FDA approval, a company first must conduct preclinical studies in the laboratory and in animal models to gain preliminary information on a compound’s efficacy and to identify any safety problems. The results of these studies are submitted as a part of an IND, that the FDA must review before human clinical trials of an investigational drug can start. In order to commercialize any products, we or our customer will be required to sponsor and file an IND and will be responsible for initiating and overseeing the clinical studies to demonstrate the safety and efficacy that are necessary to obtain FDA approval of any such products. Clinical trials are normally done in three phases and generally take two to seven years, but may take longer, to complete. After completion of clinical trials of a new product, FDA and foreign regulatory authority marketing approval must be obtained. If the product is classified as a new drug, we or our customer will be required to file a new drug application, or NDA, and receive approval before commercial marketing of the drug. The testing and approval processes require substantial time, effort and expense, and we cannot be certain that any approval will be granted on a timely basis, if at all. NDAs submitted to the FDA can take several years to obtain approval. Even if FDA regulatory clearances are obtained, a marketed product is subject to continual review. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. For marketing outside the United States, we will also be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

All facilities and manufacturing techniques used in the manufacture of API for clinical use or for sale in the United States must be operated in conformity with cGMP guidelines as established by the FDA. Our facilities are subject to unscheduled periodic regulatory inspections to ensure compliance with cGMP regulations. Failure on our part to comply with applicable requirements could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. A finding that we had materially violated cGMP requirements could result in additional regulatory sanctions and, in severe cases, could result in a mandated closing of our facilities or significant fines, which would materially and adversely affect our business, financial condition and results of operations. An FDA inspection of our Rensselaer manufacturing facility was completed in the second quarter of 2008, resulting in no issuance of a Form FDA 483. Also, an FDA inspection of our cGMP manufacturing facility, located at 21 Corporate Circle in Albany, was completed in the fourth quarter of 2008, resulting in no issuance of a Form FDA 483.

Our manufacturing and research and development processes involve the controlled use of hazardous materials. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although we believe that our activities currently comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our resources. In addition, we cannot be certain that we will not be required to incur significant costs to comply with environmental laws and regulations in the future.

Internet Website

We maintain an internet website at www.amriglobal.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. We make available on our website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Our reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov.

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

We depend on pharmaceutical and biotechnology companies that use our services for a large portion of our revenues. Although there has been a trend among pharmaceutical and biotechnology companies to outsource drug research and development functions, this trend may not continue. We have experienced increasing pressure on the part of our customers to reduce expenses, including the use of our services as a result of negative economic trends generally and in the pharmaceutical industry. Although our contract revenues increased in 2008, we may be adversely affected in future periods as a result of general economic and/or pharmaceutical industry downturns which has resulted in a diminished availability of liquidity in the marketplace. If pharmaceutical and biotechnology companies discontinue or decrease their usage of our services, including as a result of a slowdown in the overall global economy, our revenues and earnings could be lower than we currently expect and our revenues may decrease or not grow at historical rates.

We may lose one or more of our major customers.

During the year-ended December 31, 2008, revenues from sales of raw material to GE Healthcare for use in one of its diagnostic imaging agents totaled $32.3 million and represented approximately 17% of our contract revenue, or 14% of our total revenue.  Our subsidiary,  AMRI Rensselaer, Inc. (“AMRI Rensselaer”), formerly known as Organichem, entered into a long-term agreement to supply this material to GE Healthcare in 1999 which was renewed in 2005, extending the expiration date of the original agreement from 2007 to 2010. In January 2009, we entered into a second amendment to this agreement which extends the expiration date of the first amendment from 2010 to 2013.  GE Healthcare’s purchases have historically exceeded the contractual minimum purchases, however, this may not continue. Additionally, in order to maintain our good relationship with GE Healthcare, we have recently agreed to price concessions which will impact our margins.  If GE Healthcare materially reduces its purchase levels or attempts to renegotiate prices, there may be a material decrease in our revenues and operating income. In addition, during the year ended December 31, 2008, we provided services to three major customers, other than GE Healthcare, representing approximately 19% of our contract revenues or 16% of our total revenue. These customers typically may cancel their contracts with 30 days’ to one-year’s prior notice depending on the size of the contract, for a variety of reasons, many of which are beyond our control. If any one of our major customers cancels its contract with us, our contract revenues may materially decrease.

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

We have expended and continue to expend significant time and money on internal research and development with the intention of producing proprietary technologies in order to patent and then license them to other companies. For example, in October 2005 we licensed our proprietary amine neurotransmitter reuptake inhibitor technology to BMS. However, we may not be successful in producing any additional valuable technology or successfully licensing it to a third party in the future, including our lead R&D oncology program that is currently in Phase I clinical trials. To the extent we are unable to produce technology that we can license, we may not receive any revenues related to our internal research and development efforts.

We may be unsuccessful in our collaboration with BMS.

Our objective is to patent our proprietary technologies and license such technologies to other companies for the purpose of advancing compounds associated with these technologies through human clinical trials and ultimately obtaining regulatory approval for the commercial sale of products containing these compounds. We seek to enter into licensing arrangements with selected partners that provide for a combination of up-front license fees, milestone payments upon the achievement of specified research and development objectives, and royalty payments based on sales of related commercial products. In October 2005, we licensed the worldwide rights to develop and commercialize potential products from our amine neurotransmitter reuptake inhibitors to BMS. In conjunction with the licensing agreement, we received a non-refundable, non-creditable up-front fee of $8.0 million. In addition, BMS purchased approximately $10.0 million in research and development services over the initial three year term of our agreement. The license agreement also sets forth development related milestone events that, if achieved by our products, would entitle us to non-refundable, non-creditable milestone payments of up to $66.0 million for each of the first and second products to achieve these events, and up to $22.0 million for each subsequent product to achieve these events. The license agreement also provides for us to receive royalty payments on worldwide sales of any such product that is commercialized.  To date, we recognized $7.0 million of milestone revenue in conjunction with this agreement.

Our arrangement with BMS is a significant component of our proprietary research and development business. If there is a delay or failure in BMS’s performance, our proprietary research and development business may not produce the long-term revenues, earnings, or strategic benefits that we anticipate. We cannot control BMS’s performance or the resources it devotes to our collaborative program. BMS has elected not to utilize our contract research services for this collaboration upon completing the initial term required under the agreement.  In addition, we cannot guarantee BMS’s continued pursuit of programs covered by our agreement. Furthermore, with respect to any drug candidate resulting from our collaborative program, the FDA may delay or deny marketing approvals because of adverse FDA decisions or interpretations of data that differ from BMS’s interpretations and that may require additional clinical trials or potential changes in the cost, scope and duration of clinical trials. Even if we succeed in getting market approvals, BMS may not have the ability to successfully launch, increase sales of or sustain the product or products in the market, or efficiently scale-up manufacturing for commercialized compounds. Disputes may arise between us and BMS, which may not be resolved in our favor. Further, BMS could merge with or be acquired by another company or experience financial or other setbacks unrelated to our collaboration that could, nevertheless, adversely affect us. The occurrence of any of these could result in our proprietary research and development business not producing the long-term revenues, earnings, or strategic benefits that we anticipate which could have a material adverse effect on our business.

Our business may be adversely affected if we encounter complications in connection with our continued implementation and operation of information management software.

We have implemented a comprehensive enterprise resource planning (“ERP”) system to the majority of our locations to enhance operating efficiencies and provide more effective management of our business operations. Continuing an uninterrupted performance of our ERP system or other software or hardware is critical to the success of our business strategy. Any material failure of our ERP system or other software or hardware that interrupts or delays our operations could adversely impact our ability to do the following in a timely manner and have a material adverse effect on our operations:

•	report financial results;

•	accurately reflect inventory costs;

•	accept and process customer orders;

•	receive inventory and ship products;

•	invoice and collect receivables;

•	place purchase orders and pay invoices; and

•	accurately reflect all other business transactions related to the finance, order entry, purchasing, supply chain and human resource processes within the ERP system.

Our goodwill may become impaired.

As of December 31, 2008, we had $40.3 million of goodwill on our consolidated balance sheet. We perform an annual assessment of the carrying value of our goodwill for potential impairment using an independent third-party. A determination of impairment is made based upon the fair value of the related reporting unit. If goodwill is determined to be impaired in the future we would be required to record a charge to our results of operations. Factors we consider important which could result in an impairment include the following:

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

Some of our most valuable assets include patents.  In addition to patent protection, we also rely on trade secrets, know-how, continuing technological innovation and licensing opportunities. In an effort to maintain the confidentiality and ownership of our customer’s information, such as trade secrets, proprietary information and other customer confidential information, as well as our own, we often require our employees, consultants and advisors to execute confidentiality and proprietary information agreements. However, these agreements may not provide us with adequate protection against improper use or disclosure of confidential information and there may not be adequate remedies in the event of unauthorized use or disclosure. Furthermore, we may from time to time hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities we conduct. In some situations, our confidentiality and proprietary information agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisors have prior employment or consulting relationships. Although we require our employees and consultants to maintain the confidentiality of all proprietary information of their previous employers, these individuals, or we, may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations. Finally, others may independently develop substantially equivalent proprietary information and techniques causing some technologies that we develop to be patented by other companies. Our failure to protect our proprietary information and techniques may inhibit our ability to compete effectively and our investment in those technologies may not yield the benefits we expected. In addition, we may be subject to claims that we are infringing on the intellectual property of others. We could incur significant costs defending such claims and if we are unsuccessful in defending these claims, we may be subject to liability for infringement.  To the extent that we are unable to protect confidential customer information, we may encounter material harm to our reputation and to our business.

Our failure to manage our expansion may adversely affect us.

Our business has expanded rapidly in the past several years. Expansion places increased stress on our financial, managerial and human resources. As we expand, we will need to recruit and retain additional highly skilled professionals. Expansion of our facilities may lead to increased expenses and may divert management attention away from operations.

We may not be able to realize the benefits of recent acquisitions and strategic investments.

In January 2008, we completed the acquisition of FineKem, a manufacturing facility in Aurangabad, India.  In June 2007, we completed the acquisition of two pharmaceutical manufacturing facilities in Aurangabad, India and Navi Mumbai, India (“AMRI India”). In February 2006, we completed the acquisition of ComGenex, a privately held drug discovery service company in Budapest, Hungary. These acquisitions may not be as beneficial to us as we currently expect. With regards to our strategic equity investments, we record an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions, poor operating results of underlying investments or the investees’ inability to obtain additional financing could result in our inability to recover the carrying value of the investments, thereby requiring an impairment charge in the future.

Future acquisitions may disrupt our business and distract our management.

We have engaged in a number of acquisitions and strategic investments, and we currently expect to continue to do so. For example, in January 2008 we completed the acquisition of FineKem, a manufacturing facility in India and in June 2007 we completed the acquisition of AMRI India, consisting of two pharmaceutical manufacturing companies in India.  Also, in February 2006, we completed the acquisition of ComGenex, a privately held drug discovery service company in Budapest, Hungary. However, we may not be able to identify additional suitable acquisition candidates, and if we do identify suitable candidates, we may not be able to make such acquisitions on commercially acceptable terms or at all. If we acquire another company, we may not be able to successfully integrate the acquired business into our existing business in a timely and non-disruptive manner or at all. We may have to devote a significant amount of time and resources to do so. Even with this investment of time and resources, an acquisition may not produce the revenues, earnings or business synergies that we anticipate. If we fail to integrate the acquired business effectively or if key employees of that business leave, the anticipated benefits of the acquisition would be jeopardized. The time, capital, management and other resources spent on an acquisition that fails to meet our expectations could cause our business and financial condition to be materially adversely affected. In addition, acquisitions can involve charges of significant amounts related to goodwill that could become impaired and adversely affect our results of operations.

We may not be able to effectively manage our international operations.

We established contract research facilities in Singapore and Hyderabad, India in 2005, and have continued to expand our facilities in India in 2006, 2007 and 2008. In February 2006, we completed the acquisition of ComGenex, a privately held drug discovery service company in Budapest, Hungary. Additionally in June 2007, we acquired AMRI India and in January 2008, we acquired FineKem.  There are significant risks associated with the establishment of foreign operations, including, but not limited to: geopolitical risks, foreign currency exchange rates and the impact of shifts in the U.S. and local economies on those rates, compliance with local laws and regulations, the protection of our intellectual property and that of our customers, the ability to integrate our corporate culture with local customs and cultures, and the ability to effectively and efficiently supply our international facilities with the required equipment and materials. If we are unable to effectively manage these risks, these locations may not produce the revenues, earnings, or strategic benefits that we anticipate which could have a material adverse affect on our business.

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

We may lose one or more of our key employees.

Our business is highly dependent on our senior management and scientific staff, including:

•	Dr. Thomas E. D’Ambra, our Chairman, Chief Executive Officer and President;

•	Mark T. Frost, our Senior Vice President, Administration, Chief Financial Officer and Treasurer;

•	Dr. Steven R. Hagen, our Vice President, Pharmaceutical Development and Manufacturing;

•	William Steven Jennings, our Senior Vice President, Sales, Marketing and Business Development;

•	Brian D. Russell, our Vice President, Human Resources;

•	Dr. Bruce J. Sargent, our Vice President, Discovery Research and Development; and

•	Dr. Michael P. Trova, our Senior Vice President, Chemistry.

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

The ability of our stockholders to control our policies and effect a change of control of our company is limited, which may not be in every shareholder’s best interests.

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

Our officers and directors have significant control over us and their interests as shareholders may differ from our other shareholders’.

At February 28, 2009, our directors and officers beneficially owned or controlled approximately 15.5% of our outstanding common stock. Individually and in the aggregate, these stockholders significantly influence our management, affairs and all matters requiring stockholder approval. In particular, this concentration of ownership may have the effect of delaying, deferring or preventing an acquisition of us and may adversely affect the market price of our common stock.

Our stock price is volatile and could experience substantial further declines.

The market price of our common stock has historically experienced and may continue to experience volatility. Our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. In addition, the global economic and potential uncertainty have created significant additional volatility in the United States capital markets. This volatility and the recent market decline has affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance or their business prospects, and has adversely affected and may further affect the price of our common stock.

Because we do not intend to pay dividends, our shareholders will benefit from an investment in our common stock only if it appreciates in value.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future. As a result, the success of our shareholders’ investment in our common stock will depend entirely upon any future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which shareholders’ purchased their shares.

We may experience disruptions in or the inability to source raw materials to support our production processes or to deliver goods to our customers

We rely on independent suppliers for key raw materials, consisting primarily of various chemicals. We generally use raw materials available from more than one source.  We could experience inventory shortages if we were required to use an alternative manufacturer on short notice, which could lead to raw materials being purchased on less favorable terms than we have with our regular supplier.  Additionally, we rely on various third-party delivery services to transport both goods from our vendors and finished products to our customers.  A disruption in our ability to source or transport materials could delay or halt production and delivery of certain of our products thereby adversely impacting our ability to market and sell such products and our ability to compete.

We may experience significant increases in operational costs beyond our control

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

We may be subject to foreign currency risks

Our global business operations give rise to market risk exposure related to changes in foreign exchange rates, interest rates, commodity prices and other market factors.  If we fail to effectively manage such risks, it could have a negative impact on our consolidated financial statements.  For a further discussion of our foreign currency risks, please see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk”.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2008 fiscal year.

ITEM 2.	PROPERTIES.

Our principal manufacturing and research and development facilities are located in the United States. The aggregate square footage of our operating facilities is approximately 1,023,000 square feet, of which 688,000 square feet are owned and 335,000 square feet are leased. Set forth below is information on our principal facilities:

Location	Square Feet	Primary Purpose
Rensselaer, New York	276,000	Manufacturing & Research & Development
Albany, New York	275,000	Manufacturing, Research & Development and Administration
Aurangabad, India	208,000	Manufacturing
East Greenbush, New York	74,000	Manufacturing & Research & Development
Hyderabad, India	52,000	Research & Development
Bothell, Washington	33,000	Research & Development
Syracuse, New York	28,000	Manufacturing & Research & Development
Budapest, Hungary	27,000	Research & Development
Singapore	26,000	Research & Development
Fuzfo, Hungary	12,000	Research & Development
Mumbai, India	6,000	Administrative
Navi Mumbai, India	6,000	Manufacturing

Our Rensselaer, NY facility and our Aurangabad, Mumbai and Navi Mumbai, India facilities are used in our Large-Scale Manufacturing (“LSM”) segment as reported in the consolidated financial statements. All other facilities are used in our Discovery/Development/Small Scale Manufacturing (“DDS”) segment, as reported in the consolidated financial statements. We believe these facilities are generally in good condition and suitable for their purpose.  We believe that the capacity associated with these facilities is adequate to meet our anticipated needs through 2009.

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

The Company, through its former subsidiary AMR Technology that has been merged into the Company, along with Aventis Pharmaceuticals Inc., the U.S. pharmaceutical business of sanofi-aventis S.A., is involved in legal proceedings with several companies seeking to market or which are currently marketing generic versions of Allegra. Beginning in 2001, Barr Laboratories, Inc., Impax Laboratories, Inc., Mylan Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Dr. Reddy’s Laboratories, Ltd./Dr. Reddy’s Laboratories, Inc., Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., Sandoz Inc., Sun Pharma Global, Inc., and Wockhardt filed Abbreviated New Drug Applications (“ANDAs”) with the FDA to produce and market generic versions of Allegra products.

In response to the filings described above, beginning in 2001, Aventis Pharmaceuticals filed patent infringement lawsuits against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Dr. Reddy’s Laboratories, Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc.,  Sandoz, and Wockhardt. Each of the lawsuits was filed in the U.S. District Court in New Jersey and alleges infringement of one or more patents owned by Aventis Pharmaceuticals. In addition, beginning on November 14, 2006, Aventis filed two patent infringement suits against Teva Pharmaceuticals USA, Barr Laboratories, Inc. and Barr Pharmaceuticals, Inc. in the Eastern District of Texas based on patents owned by Aventis.  Those lawsuits were transferred to the U.S. District Court in New Jersey.

Further, beginning on March 5, 2004, the Company through its former subsidiary AMR Technology, along with Aventis Pharmaceuticals, filed suit in the U.S. District Court in New Jersey against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Dr. Reddy’s Laboratories, Amino Chemicals, Ltd., Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., DiPharma S.P.A., DiPharma Francis s.r.l., and Sandoz, asserting infringement of two of our U.S. patents that are exclusively licensed to Aventis Pharmaceuticals relating to Allegra and Allegra-D products.  On December 11, 2006, the Company through its former subsidiary AMR Technology and sanofi-aventis U.S. LLC, an affiliate of Aventis Pharmaceuticals, also filed a patent infringement lawsuit in the Republic of Italy against DiPharma Francis s.r.l. and DiPharma S.P.A. based on European Patent No. 703,902 which is owned by the Company and licensed to sanofi-aventis.  In addition, on December 22, 2006, the Company through its former subsidiary AMR Technology, filed a patent infringement lawsuit in Canada against Novopharm Ltd., Teva Pharmaceutical Industries Ltd., Teva Pharmaceuticals USA, Inc., DiPharma S.P.A. and DiPharma s.r.l. based on Canadian Patent No. 2,181,089. On March 20, 2007, the Company through its former subsidiary AMR Technology filed a patent infringement lawsuit in Australia against Alphapharm Pty Ltd based on Australian Patent No. 699,799.  On September 28, 2007, the Company through its former subsidiary AMR Technology filed a patent infringement lawsuit in Australia against Arrow Pharmaceuticals Pty Ltd, Chemists’ Own Pty Ltd, and Sigma Pharmaceuticals Limited based on Australian Patent No. 699,799.

Aventis Pharmaceuticals, the Company, and its former subsidiary AMR Technology have entered into covenants not to sue on U.S. Patent No. 5,578,610 with defendants other than Novopharm, DiPharma S.P.A., DiPharma Francis s.r.l., Alphapharm, Arrow Pharmaceuticals Pty Ltd, Chemists’ Own Pty Ltd, and Sigma Pharmaceuticals Limited.  Aventis Pharmaceuticals exclusively licenses U.S. Patent No. 5,578,610 from us, but that patent has not been asserted in the litigations in the U.S.  However, the Company and Aventis Pharmaceuticals have agreed that Aventis Pharmaceuticals will continue to pay royalties to the Company based on that patent under the Company’s original license agreement with Aventis Pharmaceuticals. Under our arrangements with Aventis Pharmaceuticals, we will receive royalties until expiration of the underlying patents (2013 for U.S. Patent No. 5,578,610 and 2015 for U.S. Patent No. 5,750,703) unless the patents are earlier determined to be invalid.

On November 18, 2008, the Company, its former subsidiary AMR Technology, Aventis Pharmaceuticals, sanofi-aventis, Teva Pharmaceuticals, and Barr Laboratories reached a settlement regarding the above-described patent infringement litigations relating to Teva Pharmaceuticals and Barr Laboratories.  As part of the settlement, the Company entered into an amendment to its licensing agreement with sanofi-aventis to allow sanofi-aventis to sublicense patents related to ALLEGRA® and ALLEGRA®D-12  to Teva Pharmaceuticals and Barr Laboratories in the United States.  The Company received an upfront sublicense fee from sanofi-aventis of $10 million, and sanofi-aventis will pay royalties to the Company on the sale of products in the United States containing fexofenadine hydrochloride (the generic name for the active ingredient in ALLEGRA® ) and products containing fexofenadine hydrochloride and pseudoephedrine hydrochloride (generic ALLEGRA®D-12) by Teva Pharmaceuticals and Barr Laboratories through 2015, along with additional consideration.  While the settlement affords the option for a launch of a generic version of Allegra D-12 in November 2009, the Company will receive quarterly royalties through July 2010 equal to the royalties paid for the quarter ended June 30, 2009.  Thereafter, the royalty rate will revert to the rate in effect prior to the signing of the sub-license amendment.  The settlement agreements and related licensing arrangements are subject to review by the Federal Trade Commission and U.S. state Attorneys General and, under their terms, did not become effective until certain regulatory notices were given and certain periods during which applicable regulatory authorities could object to the transactions expired or were waived.  Pursuant to their terms, the settlement agreements and related licensing arrangements became effective on January 2, 2009.  If the settlement agreements and related licensing arrangements are subject to a governmental challenge after January 2, 2009, that could result in termination of the settlement agreements and related licensing arrangements.  The settlement arrangements do not affect the pending litigation as it relates to products intended for use or sale in jurisdictions other than the United States and do not affect the pending litigation with respect to defendants other than Teva Pharmaceuticals and Barr Laboratories.

Under applicable federal law, marketing of an FDA-approved generic version of Allegra may not commence until the earlier of a decision favorable to the generic challenger in the patent litigation or 30 months after the date the patent infringement lawsuit was filed. In general, the first generic filer is entitled to a 180-day marketing exclusivity period upon FDA approval.  The launch of a generic product is considered an “at-risk” launch if the launch occurs while there is still on-going litigation.  Of the remaining defendants in the pending litigation, Dr. Reddy’s Laboratories and Mylan Pharmaceuticals have engaged in at-risk launches of generic fexofenadine products.

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

(a)  Market Information. The Common Stock of the Company is traded on the Nasdaq National Market (“Nasdaq”) under the symbol “AMRI.” The following table sets forth the high and low closing prices for our Common Stock as reported by Nasdaq for the periods indicated:

Period	High	Low
Year ending December 31, 2008
First Quarter	$14.40	$9.41
Second Quarter	$14.50	$11.23
Third Quarter	$18.99	$12.54
Fourth Quarter	$16.24	$8.68

Year ending December 31, 2007
First Quarter	$10.71	$9.06
Second Quarter	$15.32	$9.51
Third Quarter	$16.98	$11.57
Fourth Quarter	$18.20	$11.98

Stock Performance Graph

The following graph provides a comparison, from December 31, 2003 through December 31, 2008, of the cumulative total stockholder return (assuming reinvestment of any dividends) among the Company, the Nasdaq Stock Market (U.S. Companies) Index (the “Nasdaq Index”) and the Nasdaq Pharmaceuticals Index (the “Pharmaceuticals Index”). The historical information set forth below is not necessarily indicative of future performance. Data for the Nasdaq Index and the Pharmaceuticals Index were provided by Nasdaq.

	Albany Molecular Research, Inc	Nasdaq Stock Market (U.S. Companies) Index	Nasdaq Pharmaceuticals Index
December 31, 2003	100.000	100.000	100.000
December 31, 2004	74.217	108.835	106.509
December 31, 2005	80.946	111.155	117.290
December 31, 2006	70.353	122.109	114.809
December 31, 2007	95.803	132.420	120.742
December 31, 2008	64.890	63.803	112.344

(b)  Holders.

The number of record holders of our Common Stock as of February 28, 2009 was approximately 201. We believe that the number of beneficial owners of our Common Stock at that date was substantially greater than 201.

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

(d)  Equity Compensation Plan Information—The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2008:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	1,868,448	$20.34	2,501,818	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	1,868,448	$20.34	2,501,818

(1)
Consists of the Company’s 1998 Stock Option Plan, the Company’s 2008 Stock Option Plan and the Company’s Employee Stock Purchase Plan (“ESPP”). Does not include purchase rights accruing under the ESPP because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.

(2)	Includes 2,209,406 shares available under the Stock Option Plans and 292,412 shares available under the ESPP.

(e) Issuer Purchases of Equity Securities

On February 7, 2008, the Company’s Board of Directors approved a stock repurchase program, which authorized the Company to purchase up to $20.0 million of the issued and outstanding shares of the Company’s Common Stock in the open market or in private transactions for the twelve months following the approval of the program.  Shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to price ranges set by management and regulatory conditions.  The following table represents share repurchases during the year ended December 31, 2008:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2008 – October 31, 2008	261,200	$11.66	261,200	$736,922
November 1, 2008 – November 30, 2008	37,227	12.21	37,227	$282,465
December 1, 2008 – December 31, 2008	—	—	—	$282,465
Total	298,427	$11.73	298,427

(1)	No shares were purchased during 2008 other than through our publicly announced stock buyback program.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected financial data shown below for the fiscal years ended December 31, 2008, 2007, and 2006 and as of December 31, 2008 and 2007, have been derived from our audited consolidated financial statements included in this Form 10-K. The selected financial data set forth below for the fiscal years ended December 31, 2005 and 2004 and as of December 31, 2006, 2005 and 2004 have been derived from our audited consolidated financial statements for those years, which are not included in this Form 10-K. The information should be read in conjunction with the Company’s audited consolidated financial statements and related notes and other financial information included herein, including Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	As of and for the Year Ending December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Consolidated Statement of Income (Loss) Data:
Contract revenue	$195,455	$163,375	$152,783	$136,988	$121,554
Recurring royalties	28,305	27,056	27,024	46,918	47,973
Milestone revenue	5,500	2,080	—	—	—
Total revenue	229,260	192,511	179,807	183,906	169,527
Cost of contract revenue	146,075	132,032	128,610	112,642	96,932
Write-down of library inventories	—	—	—	2,063	5,974
Total cost of contract revenue	146,075	132,032	128,610	114,705	102,906
Technology incentive award	2,901	2,784	2,783	4,695	4,789
Research and development	13,129	12,821	11,428	14,468	23,887
Selling, general and administrative	39,361	33,250	31,899	26,494	22,812
Property and equipment impairment	—	—	3,554	—	4,728
Goodwill impairment	—	—	—	—	14,494
Intangible asset impairment	—	—	—	—	3,541
Restructuring charge	1,833	273	2,431	—	1,184
Total costs and expenses	203,299	181,160	180,705	160,362	178,341
Income (loss) from operations	25,961	11,351	(898)	23,544	(8,814)
Equity in loss of unconsolidated affiliates	—	—	—	—	(65)
Interest income, net	1,170	3,192	2,990	1,787	317
Loss on equity investment	—	—	—	—	(1,274)
Other income (loss), net	759	(158)	150	(185)	(18)
Income (loss) before income tax expense	27,890	14,385	2,242	25,146	(9,854)
Income tax expense	7,330	5,449	59	8,825	1,837
Net income (loss)	$20,560	$8,936	$2,183	$16,321	$(11,691)
Basic earnings (loss) per share	$0.66	$0.28	$0.07	$0.51	$(0.37)
Diluted earnings (loss) per share	$0.65	$0.27	$0.07	$0.50	$(0.37)
Weighted average common shares outstanding, basic	31,389	32,351	32,174	32,044	31,627
Weighted average common shares outstanding, diluted	31,612	32,626	32,427	32,334	31,627
Consolidated Balance Sheet Data:
Cash, cash equivalents and investment securities	$87,470	$107,699	$107,164	$127,910	$133,749
Property and equipment, net	167,502	158,028	153,202	151,078	145,753
Working capital	140,890	138,889	149,932	162,805	179,765
Total assets	390,684	386,654	375,493	383,150	376,892
Long-term debt, excluding current installments	13,482	4,080	13,993	18,521	48,603
Total stockholders’ equity	326,680	334,566	318,455	313,061	295,476
Other Consolidated Data:
Capital expenditures	$23,938	$17,747	$16,453	$19,166	$23,716

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We provide scientific services, technologies and products focused on improving the quality of life while delivering excellence, value and maximum return to our shareholders. Our core business consists of contract drug discovery, development and manufacturing services.  In addition to our contract services, we also have a separate, strategic technology division consisting of proprietary technology investments, internal drug discovery and niche generic active pharmaceutical ingredient product development.  We conduct proprietary research and development to discover new therapeutically active lead compounds with commercial potential. We anticipate that we would then license these compounds to third parties in return for up-front and service fees, and milestone payments as well as recurring royalty payments if these compounds are developed into new commercial drugs.  Our proprietary research and development activities previously led us to license the worldwide rights to develop and commercialize potential products from the amine neurotransmitter reuptake inhibitor patents and technology identified in one of our proprietary research programs to Bristol-Myers Squibb Company (“BMS”), in October 2005.  In addition, these activities also led to the development, patenting and 1995 licensing of a substantially pure form of, and a manufacturing process for, the active ingredient in the non-sedating antihistamine fexofenadine HCl marketed by Sanofi-aventis S.A. as Allegra in the Americas and as Telfast elsewhere.

Our total revenue for 2008 was $229.3 million, including $195.5 million from our contract service business, $5.5 from milestones and $28.3 million from royalties on sales of Allegra/Telfast. We generated $26.5 million in cash from operations and used $23.9 million in capital expenditures on our facilities and equipment, primarily related to the expansion of our research facilities in Singapore, the expansion and modernization of our large-scale facilities in India and modernization of our large-scale manufacturing facilities in the U.S.  In addition, we used $19.7 million on the repurchase of common stock. We recorded net income of $20.6 million in 2008.  As of December 31, 2008, we had $87.5 million in cash, cash equivalents and investments and $13.7 million in bank and other related debt, carrying a blended interest rate of approximately 2.66%.

Strategy

We provide contract services to the world’s leading pharmaceutical and biotechnology companies. We derive our contract revenue from research and development expenditures and commercial manufacturing demands of the pharmaceutical and biotechnology industry.  We continue to execute our long-term strategy to develop and grow an integrated global platform from which we can provide these services.  We have research and manufacturing facilities in the United States, Hungary, Singapore and India.  We purchased an additional large-scale manufacturing site in India in January 2008 and completed a 10,000 square foot expansion of our Singapore Research Center in 2008.

We continue to integrate our research and manufacturing facilities worldwide, increasing our access to key global markets and enabling us to provide our customers with a flexible combination of high quality services and competitive cost structures to meet their individual outsourcing needs.  We seek comprehensive research and/or supply agreements with our customers, incorporating several of our service offerings and spanning across the entire pharmaceutical research and development process.  Our research facilities provide discovery, chemical development, analytical, and small-scale current Good Manufacturing Practices (“cGMP”) manufacturing services.  Compounds discovered and/or developed in our research facilities can then be more easily transitioned to production at our large-scale manufacturing facilities for use in clinical trials and, ultimately, commercial sales if the product meets regulatory approval.  We believe that the ability to partner with a single provider of pharmaceutical research and development services from discovery through commercial production is of significant benefit to our customers.  Through our comprehensive service offerings, we are able to provide customers with a more efficient transition of experimental compounds through the research and development process, ultimately reducing the time and cost involved in bringing these compounds from concept to market.

Our global platform has increased our market share and was developed in order to allow us to maintain and grow margins.  In addition to our globalization, we continue to implement process efficiencies, including our implementation of a process improvement and cost savings campaign (“Lean-to-Excellence”), along with efforts to strengthen our sourcing.  We believe these factors will lead to improved margins.

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

In recent years, we have experienced increased demand in the areas of developmental and small-scale cGMP manufacturing services, reflecting a reduction in budgetary constraints of our emerging pharmaceutical and biotech customers and their increased efforts to bring identified compounds into clinical trials. During this timeframe, partly in recognition of increased competition and consolidation within the pharmaceutical industry, we established lower-cost international operations in Hungary, Singapore and India. Contract service providers that were not able to offer a cost competitive product were forced to exit or significantly reduce their presence in the marketplace during this time. In addition to providing customers with a range of technologies and cost options, expanding internationally has provided increased access to customers and potential customers in regions of the world which we have, until recently, not significantly pursued.

In addition to the longer-term trend of growth in development and small scale cGMP manufacturing services discussed above, we have more recently seen an increased trend in demand for our discovery services.  This demand increases as our ability to provide high-quality services under a variety of business models and cost structures by incorporating our international facilities has been well-received by our customers.  We currently expect a decrease in customer delivery patterns and demand caused by the economic downturn to affect us in the beginning of 2009.  We anticipate a future return to the increased demand trend and expect the majority of our 2009 growth to occur in the latter part of 2009.   We continue to build on our strategy of leveraging our global resources to meet changing and expanding global outsourcing needs and additionally to expand our global service platform to meet the needs of our customers.  In 2007, we completed the construction of a 50,000 square foot research center focusing primarily on custom synthesis and medicinal chemistry support services at the Shapoorji Pallonji Biotech Park in Hyderabad, India. In 2008, we completed a 10,000 square foot expansion of our Singapore Research Center.  In addition to increasing existing discovery service capabilities, the expansion of our Singapore Research Center will also include the introduction of in vitro biology services at the facility.  We also commenced the expansion of our research facilities in Budapest, Hungary and Bothell, Washington during 2008.

Results of Operations

Operating Segment Data

We have organized our sales, marketing and production activities into the Discovery/Development/Small Scale Manufacturing (“DDS”) and Large Scale Manufacturing (“LSM”) segments based on the criteria set forth in Statement of Financial Accounting Standards (“SFAS”) No. 131 (“SFAS 131”), ‘‘Disclosures about Segments of an Enterprise and Related Information.’’ We rely on an internal management accounting system to report results of these segments. The accounting system includes revenue and cost information by segment. We make financial decisions and allocate resources based on the information we receive from this internal system. The DDS segment includes activities such as drug lead discovery, optimization, drug development and small scale commercial manufacturing. The LSM segment includes pilot to commercial scale manufacturing of active pharmaceutical ingredients and intermediates and high potency and controlled substance manufacturing.  API manufacturing is performed at our Rensselaer facility and is in compliance with cGMP.

Contract Revenue

Contract revenue consists primarily of fees earned under contracts with third-party customers. Our contract revenues for our DDS and LSM segments were as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
DDS	$113,955	$87,063	$75,777
LSM	81,500	76,312	77,006
Total	$195,455	$163,375	$152,783

DDS contract revenue for the year ended December 31, 2008 was $114.0 million, an increase of $26.9 million or 30.9% compared to contract revenue of $87.1 million for the same period in 2007.  This increase is primarily due to an increase in discovery services revenue which increased $16.1 million.  This increase is due to increased demand for these services, as our ability to offer various combinations of services and cost structures at our U.S. and international locations continues to gain acceptance in the worldwide marketplace, and approximately $3.4 million due to the completion of the preliminary screening phase of an on-going natural products collaboration project at our Bothell Research facility.  The year over year increase is also due to increased contract revenue from development and small-scale manufacturing services of $10.8 million, as customers continued to focus on development-stage projects. We currently expect discovery services and development and small-scale manufacturing services revenue to remain consistent with or decrease slightly from amounts recognized in 2008. The flat growth year over year will be due to completing the recognition of access fees related to the preliminary screening phase of an on-going natural products collaboration noted above, as well as the completion of the funded research component of our on-going collaboration with BMS and lower demand from specialty biotech and soft pricing in the overall current economic downturn.

LSM contract revenue increased by $5.2 million, or 6.8%, to $81.5 million for the year ended December 31, 2008 as compared to $76.3 million for the same period in 2007.  The increase in contract revenue was primarily attributable to an increase in incremental revenues from our June 2007 AMRI India acquisition.  Additionally, sales to GE Healthcare increased $1.9 million due to the timing of customer requirements and related deliveries, along with an increase in revenue from the production of clinical supply materials for use in advanced stage human trials of commercial product of $1.0 million.  We expect full year LSM contract revenue in 2009 to increase from amounts recognized in 2008 due to increased U.S. commercial demand for new commercial and near commercial products.

DDS contract revenue for the year ended December 31, 2007 was $87.1 million, an increase of $11.3 million or 14.9% compared to contract revenue of $75.8 million for the same period in 2006.  This increase was primarily due to an increase in contract revenue from development and small-scale manufacturing services of $9.2 million, as customers continued to focus on development-stage projects. In addition, discovery services revenue increased $2.1 million due to increased demand for these services, as our ability to offer various combinations of services and cost structures at our U.S. and international locations continued to gain acceptance in the worldwide marketplace.

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

Recurring Royalties

We earn royalties under our licensing agreement with sanofi-aventis S.A. for the active ingredient fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere.  Royalties were as follows:

Year Ended December 31,
2008	2007	2006
(in thousands)
$28,305	$27,056	$27,024

Recurring royalties, which are based on the worldwide sales of Allegra/Telfast, as well as on sales of sanofi-aventis’ authorized generics, increased $1.2 million for the year ended December 31, 2008 from the same period in 2007

Recurring royalties, which are based on the worldwide sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere, as well as on the sales of sanofi-aventis’ authorized generics, slightly increased to $27.1 million for the year ended December 31, 2007 from $27.0 million in 2006.

The recurring royalties we receive on the sales of Allegra/Telfast have historically provided a material portion of our revenues, earnings, and operating cash flows.  During 2006 and 2007, we experienced a decrease in revenues, earnings, and operating cash flows from historical levels due to the impact of the “at-risk” launch of generic fexofenadine by Barr Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. on U.S. sales of Allegra by sanofi-aventis.  We currently expect full year royalty revenues for 2009 to increase from amounts recognized in 2008 which will be driven by the new royalty stream we will be earning on Teva’s sales of fexofenadine as well as the amortization of the sub-license fee we received from sanofi-aventis. While the settlement affords the option for a launch of a generic version of Allegra D-12 in November 2009, the Company will receive quarterly royalties through July 2010 equal to the royalties paid for the quarter ended June 30, 2009.

We continue to develop our business in an effort to supplement the revenues, earnings and operating cash flows that have historically been provided by Allegra/Telfast royalties.  We forcefully and vigorously defend our intellectual property related to Allegra, and we continue to pursue our intellectual property rights as patent infringement litigation progresses.

Milestone revenue

Milestone revenue is earned for achieving certain milestones included in licensing and research agreements with certain customers.  Milestone revenues were as follows:

Year Ended December 31,
2008	2007	2006
	(in thousands)
$5,500	$2,080	$—

During the year ended December 31, 2008, the Company recognized $5.5 million of milestone revenue in conjunction with the Company’s license and research agreement with BMS.  A $4.0 million milestone payment was triggered by BMS’s submission of an application to the Health Products and Food Branch (“HPFB”), Health Canada to initiate Phase 1 clinical studies on a compound.  An additional $1.5 million was recognized for advancing a second compound into pre-clinical development under the same agreement with BMS.

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

Cost of Contract Revenue

Cost of contract revenue consists primarily of compensation and associated fringe benefits for employees, as well as chemicals, depreciation and other indirect project related costs. Cost of contract revenue for our DDS and LSM segments were as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
DDS	$75,981	$63,091	$53,591
LSM	70,094	68,941	75,019
Total	$146,075	$132,032	$128,610
DDS Gross Margin	33.3%	27.5%	29.3%
LSM Gross Margin	14.0%	9.7%	2.6%
Total Gross Margin	25.3%	19.2%	15.8%

DDS contract revenue gross margin was 33.3% for the year ended December 31, 2008, compared to 27.5% in 2007. The increase in gross margin resulted from an increase in contract revenues in relation to the fixed cost components of DDS contract business.  We expect DDS contract revenue gross margins to remain flat or decrease in 2009 due to lower demand for these services in relation to our fixed costs, as well as the completion of the recognition of revenue and access fees associated with preliminary screening phase of an on-going natural products collaboration project at our Bothell Research facility and the funded research component of our on-going collaboration with BMS.

LSM contract revenue gross margin increased to 14.0% for the year ended December 31, 2008 compared to 9.7% in 2007. The increase is primarily due to process efficiencies as well as an increase in sales volume from our largest customer, GE Healthcare.  These increases were partially offset, by a decrease in margin resulting from start up costs associated with our acquisitions of AMRI India and FineKem, along with price concessions on sales to GE Healthcare in 2008.  Although these price concessions decreased our gross margin, we believed this would strengthen our ability to retain this customer beyond the contract period ending in 2010.  This result was achieved in January 2009 when GE Healthcare extended its supply agreement with us to continue through 2013.  We expect gross margins in the LSM segment to improve in 2009, from increased revenue and greater capacity utilization of the facilities for near commercial and new commercial products.  This improvement will be offset, in part, by a decrease in margins in relation to further price concessions to GE Healthcare.

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

Year Ended December 31,
2008	2007	2006
(in thousands)
$2,901	$2,784	$2,783

The increase in technology incentive award expense for the year ended December 31, 2008 as compared to 2007 is due to the increase in Allegra royalty revenue and an increase in awards granted in relation to milestone payments.  We expect technology incentive award expense to generally fluctuate directionally and proportionately with fluctuations in Allegra royalties in future periods.

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

Year Ended December 31,
2008	2007	2006
(in thousands)
$13,129	$12,821	$11,428

Research and development expenses increased 2.4% to $13.1 million for the year ended December 31, 2008 from $12.8 million for the same period in 2007. The increase in R&D expense during the year ended December 31, 2008 is due primarily to the increase in third party costs associated with our oncology research program and to the establishment of R&D activities at our Singapore facility, offset in part by a decrease in salaries and benefits caused by the increased utilization of staff on external customer projects.  We currently expect R&D expense to increase in 2009 as we continue to advance our oncology compound through Phase I clinical trials.  Additionally, we expect increased costs associated with the selection and advancement of two pre-clinical candidates from our existing programs.

Projecting completion dates and anticipated revenue from our internal research programs is not practical at this time due to the early stages of the projects and the inherent risks related to the development of new drugs. Our proprietary amine neurotransmitter reuptake inhibitor program, which was our most advanced project at that time, was licensed to BMS in October 2005 in exchange for up-front license fees, contracted research services, and the rights to future milestone and royalty payments.  We also continue to utilize our proprietary technologies to further advance other early to middle-stage internal research programs in the fields of oncology, irritable bowel syndrome, obesity, and CNS, with a view to seeking a licensing partner for these programs at an appropriate research or developmental stage.

We budget and monitor our research and development expenses by type or category, rather than by project on a comprehensive or fully allocated basis. In addition, our R&D expenses are not tracked by project as it benefits multiple projects of our technology platform. Consequently, fully loaded R&D expense summaries by project are not available.

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

Selling, General and Administrative

Selling, general and administrative expenses consist of compensation and related fringe benefits for marketing, operational and administrative employees, professional service fees, marketing costs and costs related to facilities and information services. Selling, general and administrative expenses were as follows:

Year Ended December 31,
2008	2007	2006
(in thousands)
$39,361	$33,250	$31,899

The increase in selling, general and administrative expenses for the year ended December 31, 2008 is primarily attributable to incremental administrative costs at our AMRI India location, which was acquired in June 2007, along with an increase in bad debt expense and increases in salaries and benefits and relocation expenses related to an increase in business development, administrative and information technology personnel.

Selling, general and administrative expenses are expected to increase slightly in 2009 primarily due to the incremental costs associated with investments in business development and information technology personnel and resources that were made throughout 2008.

The increase in selling, general and administrative expenses in 2007 is primarily due to an increase in compensation and benefits expense related to the addition of business development personnel worldwide, the addition of incremental administrative costs incurred at AMRI India and the addition of administrative support staff at our Singapore and Hyderabad, India locations.  These increases were partially offset by a decrease in data processing costs associated with the implementation of our enterprise resource planning (“ERP”) system.

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

The Hungary restructuring activity was recorded in the DDS operating segment.  The restructuring costs are included under the caption “Restructuring” in the consolidated statement of operations during 2008 and the remaining restructuring liabilities are included in accounts payable and accrued expenses on the consolidated balance sheet at December 31, 2008.

The following table displays AMRI Hungary’s restructuring activity and liability balances within our DDS operating segment:

(in thousands)	Balance at January 1, 2008	Charges	Incurred Amounts	Foreign Currency Translation Adjustments	Balance at December 31, 2008
Termination benefits and personnel realignment	$—	901	(526)	(50)	$325
Losses on grant contracts	—	389	(72)	(51)	266
Lease abandonment charges	—	463	(126)	(75)	262
Administrative costs associated with restructuring	—	80	(33)	(7)	40
Total	$—	$1,833	$(757)	$(183)	$893

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

The net cash outflow related to the Hungary restructuring for the year ended December 31, 2008 was $757.  Anticipated cash outflow related to the Hungary restructuring for 2009 is approximately $0.8 million, which primarily consists of the payment of termination benefits and personnel realignment and incurring losses on grant contracts.

Large Scale Manufacturing Facility

On November 9, 2006, we announced plans to initiate a restructuring of our LSM business segment.  Consistent with our continued strategy of realigning the LSM segment toward a greater focus on manufacturing clinical trial materials with strong commercial potential, the goals of the restructuring plan were to strengthen our competitiveness in this area and reduce operating costs by eliminating overlap in business processes, organization and project process flow, as well as leveraging existing resources and assets.  The restructuring plan included a reduction of workforce, as well as reductions of non-essential operating expenses, raw material costs and future capital expenditure activities.  We estimated that total large scale costs were reduced by $5.0 million annually as a result of this restructuring.  We recorded a restructuring charge of approximately $2.4 million in the fourth quarter of 2006, including a non-cash asset disposal charge of approximately $1.6 million, and other charges of approximately $0.8 million consisting primarily of termination benefits.  We recorded additional restructuring charges of $0.2 million during the first quarter of 2007, consisting of additional termination benefits associated with the restructuring.  There were no additional large-scale restructuring charges taken during 2008.

Interest income, net

	Year Ended December 31,
(in thousands)	2008	2007	2006
Interest expense	$(493)	$(853)	$(985)
Interest income	1,663	4,045	3,975
Interest income, net	$1,170	$3,192	$2,990

Interest expense decreased to $0.5 million for the year ended December 31, 2008 from $0.9 million for 2007. The decrease was primarily due to the decrease in interest rates in 2008.

Interest expense decreased to $0.9 million for the year ended December 31, 2007 from $1.0 million for 2006. The decrease was primarily due to the reduction of outstanding interest-bearing debt balances in 2007.

Interest income decreased to $1.7 million for the year ended December 31, 2008 as compared to $4.0 million for the year ended December 31, 2007.  This decrease was primarily due to decreases in the average balances of interest-bearing cash and investments held by the Company as well as decreases in the interest rates earned on these balances in 2008.

Interest income remained constant at $4.0 million for the year ended December 31, 2007 as compared to 2006 as increases in the average balances of interest-bearing cash and investments held by the Company were offset by decreases in the interest rates earned on these balances in 2007.

Income tax expense

Year Ended December 31,
2008	2007	2006
(in thousands)
$7,330	$5,449	$59

Income tax expense increased to $7.3 million for the year ended December 31, 2008 from $5.4 million for the same period in 2007.  The Company’s effective tax rate decreased to 26.3% of pre-tax income for the year ended December 31, 2008 from 37.9% of pre-tax income for the year ended December 31, 2007.  The increase in income tax expense is due primarily to an increase in pre-tax income of $13.5 million and changes in the composition of taxable income in relation to the applicable tax rates at our various international locations in 2008.  These increases are partially offset by the recapture of tax credits derived from certain of the Company’s R&D expenses and the reversal of reserves for an uncertain tax position, which was resolved in 2008.  We expect the effective tax rate to approximate 36% of pre-tax income for 2009.

Income tax expense increased to $5.4 million for the year ended December 31, 2007, due primarily to an increase in pre-tax income of $12.1 million. The Company’s effective tax rate increased to 37.9% of pre-tax income for the year ended December 31, 2007 from 2.6% of pre-tax income for the year ended December 31, 2006.  The increase is due to an increase in pre-tax income in relation to the Company’s deductible items and non-taxable earnings, which remained consistent in 2007, along with changes in the composition of taxable income in relation to the applicable tax rates at our various international locations.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities. During 2008, we generated cash of $26.5 million from operating activities. The primary sources of operating cash flows are increased contract and milestone revenues in 2008 along with an increase in accounts payable due to timing of payments, offset by increases in accounts receivable due to the timing of cash collections and additionally by increases in inventory purchases.

The recurring royalties we receive on the sales of Allegra/Telfast have historically provided a material portion of our operating cash flows. As discussed in Item 3 of this Form 10-K, several generic manufacturers had filed ANDA applications with the FDA seeking authorization to produce and market a generic version of Allegra.  We and Aventis Pharmaceuticals have filed several patent infringement suits against these generic companies alleging infringement of certain U.S. patents. On November 18, 2008, the Company, its former subsidiary AMR Technology, Aventis Pharmaceuticals, sanofi-aventis, Teva Pharmaceuticals, and Barr Laboratories reached a settlement regarding the above-described patent infringement litigations relating to Teva Pharmaceuticals and Barr Laboratories.  As part of the settlement, the Company entered into an amendment to its licensing agreement with sanofi-aventis to allow sanofi-aventis to sublicense patents related to ALLEGRA® and ALLEGRA®D-12  to Teva Pharmaceuticals and Barr Laboratories in the United States.  The Company received an upfront sublicense fee from sanofi-aventis of $10 million, and sanofi-aventis will pay royalties to the Company on the sale of products in the United States containing fexofenadine hydrochloride (the generic name for the active ingredient in ALLEGRA® ) and products containing fexofenadine hydrochloride and pseudoephedrine hydrochloride (generic ALLEGRA®D-12) by Teva Pharmaceuticals and Barr Laboratories through 2015, along with additional consideration.   While the settlement affords the option for a launch of a generic version of Allegra D-12 in November 2009, we will receive quarterly royalties through July 2010 equal to the royalties paid for the quarter ended June 30, 2009.  Thereafter, the royalty rate will revert to the rate in effect prior to the signing of the sub-license amendment.

During 2008, we generated $9.0 million in cash for investing activities, primarily consisting of $23.9 million for the acquisition of property and equipment and $1.7 million related to the acquisition of FineKem, partially offset by proceeds from sales and maturities of investment securities, net of purchases of these securities, of $35.0 million . During 2008, we used $18.6 million for financing activities, consisting primarily of $19.7 million for the purchase of treasury stock, offset, in part, by $1.4 million provided by proceeds from the sale of common stock, stock option exercises and stock purchase plan withholdings.

As of December 31, 2008, we have repurchased a total of 1.7 million shares of common stock of our company at a total cost of $19.7 million.

Working capital was $140.9 million as of December 31, 2008, compared to $138.9 million at December 31, 2007. The primary reasons for the increase were increases in contract and milestone revenue and the refinancing of current debt into a long-term line of credit.  These increases were partially offset by the use of cash and investments to fund treasury share repurchases, capital expenditures and the acquisition of FineKem.  We believe we have mitigated a potentially significant risk associated with auction rate securities, which are included in investment securities, available-for-sale, on our consolidated balance sheet, by reducing our balance of these types of securities from $28.0 million at December 31, 2007 to $2.4 million at December 31, 2008.

Total capital expenditures for the year ended December 31, 2008 were $23.9 million as compared to $17.7 million for the year ended December 31, 2007. Capital expenditures in 2008 were primarily related to the expansion of our research facilities in Singapore, the expansion and modernization of our large-scale facilities in India and modernization of our large-scale manufacturing facilities in the U.S.  For 2009, we expect to incur $25.0 - $30.0 million in capital expenditures, primarily related to the expansion of our facilities in Bothell, Washington and Budapest, Hungary, as well as the initiation of our GMP compliant manufacturing facility in India.

During 2003, we entered into a credit facility consisting of a $30.0 million term loan and a $35.0 million line of credit to fund the acquisition of AMRI Rensselaer, Inc. (“AMRI Rensselaer”) (formerly known as Organichem). The term loan matured in February 2008.  In June 2008, we refinanced this loan, which included converting the balance of the term loan into a revolving line of credit, increasing the amount available under the line of credit to $45.0 million, and extending the maturity date on the line of credit to June 2013.  The line of credit bears interest at a variable rate based on the Company’s leverage ratio. As of December 31, 2008, the balance outstanding on the line of credit was $9.7 million, bearing interest at a rate of 3.54%.  The credit facility contains certain financial covenants, including a maximum leverage ratio, a minimum required operating cash flow coverage ratio, a minimum earnings before interest and taxes to interest ratio and a minimum current ratio. Other covenants include limits on asset disposals and the payment of dividends.  As of December 31, 2008 and 2007, we were in compliance with all covenants under the credit facility.

Working capital was $138.9 million as of December 31, 2007, compared to $149.9 million at December 31, 2006. The primary reasons for the decrease were the use of cash and investments to fund capital expenditures, the acquisition of AMRI India and the maturity of a portion of the Company’s long-term debt.  These decreases were partially offset by a decrease in deferred revenue due primarily to the recognition of deferred up-front licensing fees received in conjunction with our licensing and research agreement with BMS.

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

We continue to pursue the expansion of our operations through internal growth and strategic acquisitions. We expect that such activities will be funded from existing cash and cash equivalents, cash flow from operations and/or the issuance of debt or equity securities and borrowings. Future acquisitions, if any, could be funded with cash on hand, cash from operations, borrowings under our credit facility and/or the issuance of equity or debt securities. There can be no assurance that attractive acquisition opportunities will be available to us or will be available at prices and upon such other terms that are attractive to us. We regularly evaluate potential acquisitions of other businesses, products and product lines and may hold discussions regarding such potential acquisitions. As a general rule, we will publicly announce such acquisitions only after a definitive agreement has been signed. In addition, in order to meet our long-term liquidity needs or consummate future acquisitions, we may incur additional indebtedness or issue additional equity or debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to us or at all. The failure to raise the funds necessary to finance our future cash requirements or consummate future acquisitions could adversely affect our ability to pursue our strategy and could negatively affect our operations in future periods.

Off Balance Sheet Arrangements

We do not use special purpose entities or other off-balance sheet financing techniques that we believe have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital resources.

Contractual Obligations

The following table sets forth our long-term contractual obligations and commitments as of December 31,  2008.

Payments Due by Period (in thousands)

	Total	Under 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt (principal)	$13,742	$260	$545	$10,242	$2,695
Long-Term Debt (interest)(1)	1,736	364	720	546	106
Operating Leases	28,078	3,016	6,801	6,034	12,227
Purchase Commitments	26,550	26,550	—	—	—
Pension Plan Contributions	500	500	—	—	—

(1)	The amounts shown are based on the current arrangement at current interest rates.

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

In 2008, 2007 and 2006 we awarded Technology Incentive Compensation primarily to Thomas D’Ambra, our Chairman, President and Chief Executive Officer and the inventor of the terfenadine carboxylic acid metabolite technology, which is covered by the Company’s patents relating to the active ingredient in Allegra.  Additionally, in 2006 we awarded Technology incentive compensation to employees involved in the development of our proprietary amine neurotransmitter reuptake inhibitors as a result of the successful licensing of this technology to BMS.  In addition, in 2007 and 2008, awards were granted in relation to the milestone payment from BMS made pursuant to the licensing and research agreement between the Company and BMS.  The amounts awarded and included in the consolidated statements of income for the years ended December 31, 2008, 2007 and 2006 are $2.9 million, $2.8 million and $2.8 million, respectively.  Included in accrued compensation in the accompanying consolidated balance sheets at both December 31, 2008 and 2007 are unpaid Technology Development Incentive Compensation awards of approximately $0.7 million.

Telecommunication Services

A member of the Company’s board of directors is the Chief Executive Officer of one of the providers of telephone and internet services to the Company.  This telecommunications company was paid approximately $221,000, $228,000 and $156,000 for services rendered to the Company in 2008, 2007 and 2006, respectively.

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

Contract Revenue Recognition

Our contract revenue consists primarily of fees earned under contracts with third-party customers and reimbursed expenses under such contracts. We also seek to include provisions in certain contracts that contain a combination of up-front licensing fees, milestone and royalty payments should our proprietary technology and expertise lead to the discovery of new products that reach the market. Reimbursed expenses consist of chemicals and other project specific costs. Generally, our contracts may be terminated by the customer upon 30 days’ to one year’s prior notice, depending on the size of the contract. We analyze our agreements to determine whether the elements can be separated and accounted for individually or as a single unit of accounting in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables”, and SAB 104, “Revenue Recognition”. Allocation of revenue to individual elements which qualify for separate accounting is based on the estimated fair value of the respective elements.

We generate contract revenue on the following basis:

Full-time Equivalent (FTE). An FTE agreement establishes the number of our employees contracted for a project or a series of projects, the duration of the contract period, the price per FTE, plus an allowance for chemicals and other project specific costs, which may or may not be incorporated in the FTE rate. FTE contracts can run in one month increments, but typically have terms of six months or longer. Our FTE contracts typically provide for annual adjustments in billing rates for the scientists assigned to the contract. These contracts involve our scientists providing services on a “best efforts” basis in a project that involves a research component with a timeframe or outcome that has some level of unpredictability. There are no fixed deliverables that must be met for payment as part of these services. As such, we recognize revenue under FTE contracts on a monthly basis as services are performed according to the terms of the contract.

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

Inventory

Inventory consists primarily of commercially available fine chemicals used as raw materials, work-in-process and finished goods in our large-scale manufacturing plant.  Large-scale manufacturing inventories are valued on a first-in, first-out (FIFO) basis. Inventories are stated at the lower of cost or market.  The Company writes down inventories equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  Any such write-down results in a charge to operations.

Goodwill

In accordance with the provisions of SFAS No. 142, we perform an annual assessment of the carrying value of goodwill for potential impairment (or on an interim basis if certain triggering events occur). A determination of impairment is made based upon the estimated fair value of the related reporting unit.  If goodwill is determined to be impaired in the future we would be required to record a charge to our results of operations. Factors the Company considers important that could result in an impairment include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant negative industry or economic trends; and

•	market capitalization relative to net book value.

If management’s expectations of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of our reporting units could change significantly. Such a change could result in goodwill impairment charges in future periods, which could have a significant impact on our consolidated financial statements. Total goodwill recorded on the Company’s consolidated balance sheet at December 31, 2008 was $40.3 million, including $23.1 million associated with the Company’s acquisition of AMRI Rensselaer, $10.5 million of goodwill associated with the Company’s acquisition of AMRI Hungary, $3.1 million of goodwill associated with the Company’s acquisition of AMRI India in June 2007 and $0.9 million of goodwill associated with the Company’s acquisition of FineKem .

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

Equity Investments

We have equity investments in leveraged private companies that have operations in areas within our strategic focus. We account for these investments using the cost method of accounting for investments as our ownership interest in each customer is below 20% and we do not have the ability to exercise significant influence over the entities. We assess the fair value of these investments quarterly or whenever events or changes in circumstance, such as changes in market conditions, poor operating results of the underlying investments, or the inability of the entities to obtain additional financing indicate that the investment value may not be recoverable. However, should the events and conditions that are indicative of impairment as noted above arise, the Company may be required to record additional impairment charges in future periods. Total equity investments recorded on the Company’s consolidated balance sheet at December 31, 2008 were $1.0 million.

Pension and Postretirement Benefit Plans

We maintain pension and postretirement costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, expected return on plan assets, and trends in health care costs, which are updated on an annual basis. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in the related pension benefit costs may occur in the future due to changes in the assumptions. Effective December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires an employer that sponsors one or more defined benefit pension plans or other postretirement plans to recognize the funded status of a plan, measured as the difference between plan assets at fair value and the benefit obligation, in the balance sheet; recognize in shareholders’ equity as a component of accumulated other comprehensive loss, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not yet recognized as components of net periodic benefit cost; measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet; and disclose in the notes to the financial statements additional information about the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123(R), which amends SFAS 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) in establishing standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, as well as transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on the fair value of the share-based payment. This Statement establishes fair value as the measurement objective in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. As allowed under SFAS 123(R), the Company elected the modified prospective method of adoption, under which compensation cost is recognized in the financial statements beginning with the effective date of SFAS  123(R) for all share-based payments granted after that date, and for all unvested awards granted prior to the effective date of SFAS 123(R). Accordingly, prior period amounts have not been restated.

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

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.   The adoption of FIN 48 did not result in a change to the liability of unrecognized benefits.

Recent Accounting Pronouncements

In November 2007, the Emerging Issues Task Force issued EITF Issue 07-01 (“EITF 07-01”), “Accounting for Collaborative Arrangements”.  EITF 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer”. EITF 07-01 is effective for fiscal years beginning after December 15, 2008.  We do not anticipate the adoption of this standard to have a  material impact on our consolidated financial statements

On December 4, 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51”.  SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.  We do not anticipate the adoption of this standard to have a  material impact on our consolidated financial statements

In December 2007, the FASB issued SFAS No. 141(R) (“SFAS 141(R)”), “Business Combinations”.  SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008. We do not anticipate the adoption of this statement will have a material impact on our consolidated financial statements for previous acquisitions, but could have a material impact on our consolidated financials statements with regards to future acquisitions.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”. This Statement changes disclosure requirements for derivative instruments and hedging activities. Companies are required to provide enhanced disclosures about (i) how and why a company uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect a Company's financial position, financial performance and cash flows. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2008.  We do not anticipate the adoption of this statement will have a material impact on our consolidated financial statements.

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 addresses the accounting for assets acquired in a business combination or asset acquisition that an entity does not intend to actively use, otherwise referred to as a ‘defensive asset.’ EITF 08-7 requires defensive intangible assets to be initially accounted for as a separate unit of accounting and not included as part of the cost of the acquirer’s existing intangible asset(s) because it is separately identifiable. EITF 08-7 also requires that defensive intangible assets be assigned a useful life in accordance with paragraph 11 of FASB Statement No. 142, “Goodwill and Other Intangible Assets”. We do not anticipate that the adoption of this statement will have a material impact on our consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, (“FAS 132(R)”), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional disclosure requirements under this FSP include expanded disclosures about an entity’s investment policies and strategies, the categories of plan assets, concentrations of credit risk and fair value measurements of plan assets. The Company anticipates that the adoption of this statement will significantly expand its consolidated financial statement footnote disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk with respect to foreign currency exchange rates and interest rates. The market risk is the potential loss arising from adverse changes in these rates as discussed below.

The Company has facilities in Singapore, India and Hungary and therefore is subject to foreign currency risk. This risk is composed of both potential losses from the translation of foreign currency financial statements and the remeasurement of foreign currency transactions. The total net assets of non-U.S. operations denominated in non-functional currencies subject to potential loss amount to approximately $50.9 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to approximately $5.1 million. Furthermore, related to foreign currency transactions, the Company has exposure to non-functional currency balances totaling approximately $10.3 million. This amount includes, on an absolute basis, exposures to foreign currency assets and liabilities. On a net basis, the Company had approximately $8.7 million of foreign currency assets as of December 31, 2008.  As currency rates change, these non-functional currency balances are revalued, and the corresponding adjustment is recorded in the consolidated statement of income. A hypothetical change of 10% in currency rates could result in an adjustment to the consolidated statement of income of approximately $0.9 million.

With respect to interest rates, the risk is composed of changes in future cash flows due to changes in interest rates on our variable rate $9.7 million line of credit and $4.1 million industrial development authority bonds.  The potential loss in 2009 cash flows from a 10% adverse change in quoted interest rates would approximate $36,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements and notes thereto appear on pages F-1 to F-41 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management conducted an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation the Company’s management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, assessed as of December 31, 2008 the effectiveness of the Company’s internal control over financial reporting. In making this assessment, management used the criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, management has concluded that the Company’s internal control over financial reporting as of December 31, 2008 was effective.

Attestation Report of the Registered Public Accounting Firm

The Company’s independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report has issued an attestation report on the Company’s internal control over financial reporting.  The attestation report is included on page F-3 of this Annual Report on Form 10-K and incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15 under the Exchange Act that occurred during the Company’s fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE ..

The information appearing under the captions “Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or around June 3, 2009 is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information appearing under the captions “Executive Compensation—Summary Compensation,—Compensation Committee Interlocks and Insider Participation, and—Agreements with Named Executive Officers,” and “Information Regarding Directors—The Board of Directors and its Committees” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or around June 3, 2009 is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under the caption “Principal and Management Stockholders” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or around June 3, 2009 is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information appearing under the caption “Certain Transactions” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or around June 3, 2009 is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the caption “Audit Fees” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or around June 3, 2009 is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)  Financial Statements.

The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

(a) (2)      Financial Statement Schedules

The following financial schedule of Albany Molecular Research, Inc. is included in this annual report on Form 10-K.

Schedule II—Valuation and Qualifying Accounts	F-42

Schedules other than that which is listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

(a) (3)      Exhibits

EXHIBIT INDEX

Exhibit No.	Description
2.1
Business Transfer Agreement, dated May 16, 2007 between Albany Molecular Research, Inc. and Ariane Orgachem Private Limited (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, File No. 000-25323).

2.2
Business Transfer Agreement, dated May 16, 2007 between Albany Molecular Research, Inc. and Ferico Laboratories Limited (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, File No. 000-25323).

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

4.1
Specimen certificate for shares of Common Stock, $0.01 par value, of the Company (incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, File No. 333-58795).

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

Exhibit No.	Description
10.1
Lease dated as of October 9, 1992, as amended, by and between the Company and Hoffman Enterprises (incorporated herein by reference to Exhibit 10.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, File No. 333-58795).

10.2*	1998 Stock Option and Incentive Plan of the Company (incorporated herein by reference to Exhibit 10.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, File No. 333-58795).
10.3*
Amended and Restated 1992 Stock Option Plan of the Company (incorporated herein by reference to Exhibit 10.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-58795).

10.4*	1998 Employee Stock Purchase Plan of the Company (incorporated herein by reference to Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-58795)).
10.5
Form of Indemnification Agreement between the Company and each of its directors (incorporated herein by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-58795).

10.6
License Agreement dated March 15, 1995 by and between the Company and Marion Merrell Dow Inc. (now sanofi-aventis, S.A.) (excluding certain portions which have been omitted as indicated based upon an order for confidential treatment, but which have been filed separately with the Commission) (incorporated herein by reference to Exhibit 10.7 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, File No. 333-58795).

10.7*
Amendment to 1998 Stock Option and Incentive Plan of the Company (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, File No. 000-25323).

10.8*	Technology Development Incentive Plan (incorporated herein by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-58795).
10.9*
Form of Employee Innovation, Proprietary Information and Post-Employment Activity Agreement between the Company and each of its executive officers (incorporated herein by reference to Exhibit 10.14 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, File No. 333-58795).

10.10
Credit Agreement, dated as of February 12, 2003, by and between the Company and Fleet National Bank, Fleet Securities, Inc., JP Morgan Chase Bank, and Citizens Bank of Massachusetts (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, File No. 000-25323).

10.11
Second Amendment, dated as of June 30, 2005, to Credit Agreement between Albany Molecular Research, Inc. and Bank of America, N.A., JP Morgan Chase Bank, N.A. and Citizens Bank of Massachusetts (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed with the Securities and Exchange Commission on August 9, 2005, File No. 000-25323).

10.12
Restated and Revised Lease Agreement, dated as of December 1, 1999, between the University at Albany Foundation and the Company (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 000-25323).

10.13*
Form of Restricted Stock Award Agreement under 1998 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2005, File No. 000-25323).

10.14*
Albany Molecular Research, Inc. Incentive Bonus Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2005, File No. 000-25323).

10.15*
Form of Incentive Stock Option Agreement under 1998 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed with the Securities and Exchange Commission on May 10, 2005, File No. 000-25323).

10.16*
Form of Non-Qualified Stock Option Agreement under 1998 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed with the Securities and Exchange Commission on May 10, 2005, File No. 000-25323).

Exhibit No.	Description
10.17
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

10.18
License and Research Agreement, dated as of October 20, 2005, between Albany Molecular Research, Inc., AMR Technology, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 000-25323).

10.19*
Form of Notice of Acceleration of Certain Stock Options and Acknowledgement of Lock-Up dated January 25, 2006 (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 000-25323).

10.20*
Amended and Revised Technology Department Incentive Plan, dated October 13, 2003 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, File No. 0-25323).

10.21*
Amended and Restated Employment Agreement, dated August 5, 2008, between Albany Molecular Research, Inc. and Thomas E. D’Ambra, Ph.D. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the Securities and Exchange Commission on August 7, 2008, File No. 000-25323).

10.22*
Amended and Restated Employment Agreement, dated August 5, 2008, between Albany Molecular Research, Inc. and Mark T. Frost (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the Securities and Exchange Commission on August 7, 2008, File No. 000-25323).

10.23*
Amended and Restated Employment Agreement, dated August 5, 2008, between Albany Molecular Research, Inc. and W. Steven Jennings (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the Securities and Exchange Commission on August 7, 2008, File No. 000-25323).

10.24*
2008 Stock Option and Incentive Plan, approved on June 4, 2008 (incorporated herein by reference to Exhibit 1 to Schedule 14A filed with the Securities and Exchange Commission on April 29, 2008, File No. 000-25323).

10.25
Amendment to License Agreement Regarding Sublicensing , dated November 19, 2008, by and between Albany Molecular Research, Inc., AMR Technology, Inc. (formerly a subsidiary of AMRI, which has subsequently been merged into AMRI) and sanofi-aventis U.S. LLC (filed with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission) (filed herein).

10.26
Second Amendment to the August 31, 2005 Supply Agreement, dated January 9, 2009, by and between AMRI Rensselaer, Inc. (formerly Organichem Corporation) and GE Healthcare AS (formerly Amersham Healthcare AS) (filed with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission) (filed herein).

10.27*	Employment Agreement, dated August 5, 2008, between Albany Molecular Research, Inc. and Steven R. Hagen, Ph.D. (filed herein).
10.28
Fifth Amendment to Credit Agreement, dated as of June 26, 2008, by and among Albany Molecular Research, Inc., Bank of America, N.A. and RBS Citizens, National Association (successor by merger to Citizens Bank of Massachusetts) (filed herein).

21.1	Subsidiaries of the Company (filed herein).
23.1	Consent of KPMG LLP (filed herein).
31.1	Rule 13a-14(a)/15d-14(a) certification (filed herein).
31.2	Rule 13a-14(a)/15d-14(a) certification (filed herein).
32.1	Section 1350 certification (filed herein).
32.2	Section 1350 certification (filed herein).

*	Denotes management contract of compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 13, 2009	Albany Molecular Research, Inc.

	By:	/s/ Thomas E. D’Ambra
Thomas E. D’Ambra, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas E. D’Ambra	Chairman of the Board, President, Chief Executive	March 13, 2009
Thomas E. D’Ambra, Ph.D.	Officer and Director (Principal Executive Officer)

/s/ Mark T. Frost	Senior Vice President, Administration, Chief Financial Officer and Treasurer	March 13, 2009
Mark T. Frost	(Principal Financial and Accounting Officer)

/s/ Paul S. Anderson	Director	March 13, 2009
Paul S. Anderson, Ph.D.

/s/ Donald E. Kuhla	Director	March 13, 2009
Donald E. Kuhla, Ph.D.

/s/ Kevin O’Connor	Director	March 13, 2009
Kevin O’Connor

/s/ Arthur J. Roth	Director	March 13, 2009
Arthur J. Roth

/s/ Anthony P. Tartaglia	Director	March 13, 2009
Anthony P. Tartaglia, M.D.

/s/ Veronica G.H. Jordan	Director	March 13, 2009
Veronica G.H. Jordan, Ph.D.

/s/ Una S. Ryan	Director	March 13, 2009
Una S. Ryan, Ph.D., O.B.E.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
ALBANY MOLECULAR RESEARCH, INC.

Page
Reports of Independent Registered Public Accounting Firm	F–2
Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006	F–4
Consolidated Balance Sheets at December 31, 2008 and 2007	F–5
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2008, 2007 and 2006	F–6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006	F–7
Notes to Consolidated Financial Statements	F–9

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Albany Molecular Research, Inc.:

We have audited the accompanying consolidated balance sheets of Albany Molecular Research, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the index appearing under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Albany Molecular Research, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective December 31, 2006, the Company adopted FASB Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).
.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Albany Molecular Research, Inc’s. internal control over financial reporting as of December 31, 2008, based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2009, expressed an unqualified opinion on the effectiveness of Albany Molecular Research, Inc.’s internal control over financial reporting.

/s/KPMG LLP
Albany, New York
March 12, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Albany Molecular Research, Inc.:

We have audited internal control over financial reporting of Albany Molecular Research, Inc. and subsidiaries (the Company) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Albany Molecular Research, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Albany Molecular Research, Inc. and subsidiaries as of December 31, 2008 and 2007, the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and the related financial statement schedule, and our report dated March 12, 2009, expressed an unqualified opinion on those consolidated financial statements and related financial statement schedule.

/s/KPMG LLP
Albany, New York
March 12, 2009

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2008, 2007 and 2006

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Contract revenue	$195,455	$163,375	$152,783
Recurring royalties	28,305	27,056	27,024
Milestone revenue	5,500	2,080	—
Total revenue	229,260	192,511	179,807
Cost of contract revenue	146,075	132,032	128,610
Technology incentive award	2,901	2,784	2,783
Research and development	13,129	12,821	11,428
Selling, general and administrative	39,361	33,250	31,899
Property and equipment impairment	—	—	3,554
Restructuring charge	1,833	273	2,431
Total costs and expenses	203,299	181,160	180,705
Income (loss) from operations	25,961	11,351	(898)
Interest expense	(493)	(853)	(985)
Interest income	1,663	4,045	3,975
Other income (expense), net	759	(158)	150
Income before income tax expense	27,890	14,385	2,242
Income tax expense	7,330	5,449	59
Net income	$20,560	$8,936	$2,183

Basic earnings per share	$0.66	$0.28	$0.07
Diluted earnings per share	$0.65	$0.27	$0.07

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

Years Ended December 31, 2008 and 2007

(In thousands, except per share amounts)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$60,400	$45,506
Investment securities, available-for-sale	27,070	62,193
Accounts receivable (net of allowance for doubtful accounts of $621 at December 31, 2008 and $252 at December 31, 2007)	38,529	28,006
Royalty income receivable	6,670	6,086
Inventory	28,670	22,581
Unbilled services	159	259
Prepaid expenses and other current assets	8,944	5,698
Deferred income taxes	4,073	4,931
Total current assets	174,515	175,260
Property and equipment, net	167,502	158,028
Goodwill	40,272	46,575
Intangible assets and patents, net	2,018	2,232
Equity investment in unconsolidated affiliates	956	956
Pension and postretirement benefits	—	624
Other assets	5,421	2,979
Total assets	$390,684	$386,654
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$16,453	$13,562
Deferred revenue	7,300	6,922
Accrued compensation	6,111	3,893
Accrued pension benefits	500	303
Income taxes payable	3,198	1,789
Current installments of long-term debt	260	9,900
Total current liabilities	33,822	36,369
Long-term liabilities:
Long-term debt, excluding current installments	13,482	4,080
Deferred rent	1,156	—
Deferred income taxes	9,142	11,446
Pension and postretirement benefits	6,211	—
Environmental liabilities	191	191
Total liabilities	64,004	52,086
Commitments and contingencies (notes 12, 14)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 50,000 shares, 35,278 shares issued in 2008 and 35,075 shares issued in 2007	353	351
Additional paid-in capital	199,020	195,985
Retained earnings	190,816	170,256
Accumulated other comprehensive (loss) income, net	(6,621)	5,147
	383,568	371,739
Less, treasury shares at cost, 3,825 shares in 2008 and 2,077 shares in 2007	(56,888)	(37,171)
Total stockholders’ equity	326,680	334,568
Total liabilities and stockholders’ equity	$390,684	$386,654

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years Ended December 31, 2008, 2007 and 2006

(In thousands)

						Accumulated
		Common Stock		Additional		Other	Treasury Stock
	Preferred	Number of	Par	Paid-in	Retained	Comprehensive	Number of			Comprehensive
	Stock	Shares	Value	Capital	Earnings	(Loss ) Income	Shares	Amount	Total	Income
Balances at January 1, 2006	$—	34,471	$345	$191,145	$159,137	$(395)	(2,077)	$(37,171)	$313,061
Comprehensive Income:
Net income					2,183				2,183	$2,183
Unrealized gain on investment securities, available-for-sale, net of taxes						165			165	165
Unrealized loss on interest rate swap contract, net of taxes						(61)			(61)	(61)
Foreign currency translation gain						255			255	255
Decrease in additional minimum pension liability, net of taxes						254			254	254
Total other comprehensive income						613
Total comprehensive income										$2,796
Adjustment to initially apply FASB Statement No. 158, net of tax						614			614
Tax benefit from exercise of stock options				34					34
Tax benefit from cancellation of BMS warrants				197					197
Share-based payment expense				561					561
Issuance of restricted stock		194	2	(2)					—
Amortization of unearned compensation - restricted stock				611					611
Forfeiture of unearned compensation - restricted stock		(32)	—	—					—
Issuance of common stock in connection with stock option plan and ESPP		116	—	581					581
Balances at December 31, 2006	$—	34,749	$347	$193,127	$161,320	$832	(2,077)	$(37,171)	$318,455
Comprehensive Income:
Net income					8,936				8,936	$8,936
Unrealized gain on investment securities, available-for-sale, net of taxes						83			83	83
Unrealized loss on interest rate swap contract, net of taxes						(92)			(92)	(92)
Pension and other postretirement benefits:
Amortization of actuarial gain, net of taxes						4			4	4
Current year actuarial gain, net of taxes						413			413	413
Foreign currency translation gain						3,907			3,907	3,907
Total other comprehensive income						4,315
Total comprehensive income										$13,251
Tax benefit from exercise of stock options				121					121
Share-based payment expense				584					584
Issuance of restricted stock		197	2	(2)					—
Amortization of unearned compensation - restricted stock				720					720
Forfeiture of unearned compensation - restricted stock		(98)	(1)	1					—
Issuance of common stock in connection with stock option plan and ESPP		227	3	1,434					1,437
Balances at December 31, 2007	$—	35,075	$351	$195,985	$170,256	$5,147	(2,077)	$(37,171)	$334,568
Comprehensive Income:
Net income					20,560				20,560	$20,560
Unrealized gain on investment securities, available-for-sale, net of taxes						67			67	67
Unrealized loss on interest rate swap contract, net of taxes						(5)			(5)	(5)
Pension and other postretirement benefits:
Amortization of actuarial gain, net of taxes						8			8	8
Current year actuarial loss, net of taxes						(4,510)			(4,510)	(4,510)
Foreign currency translation loss						(7,328)			(7,328)	(7,328)
Total other comprehensive loss						(11,768)
Total comprehensive income										$8,792
Treasury stock purchases							(1,748)	(19,717)	(19,717)
Tax benefit from exercise of stock options				56					56
Share-based payment expense				665					665
Issuance of restricted stock		175	2	(2)					—
Amortization of unearned compensation - restricted stock				1,031					1,031
Forfeiture of unearned compensation - restricted stock		(68)	(1)	1					—
Issuance of common stock in connection with stock option plan and ESPP		96	1	1,284					1,285
Balances at December 31, 2008	$—	35,278	$353	$199,020	$190,816	$(6,621)	(3,825)	$(56,888)	$326,680

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008, 2007 and 2006

(In thousands)

	Year ended December 31,
	2008	2007	2006
Operating Activities
Net income	$20,560	$8,936	$2,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,784	16,816	15,281
Net amortization of premiums on securities	238	174	264
Provision for obsolete inventories	3,975	2,891	1,406
Property, plant and equipment impairment	—	(31)	3,876
Provision for doubtful accounts	480	27	260
Forgiven principal on notes receivable	69	89	147
Deferred income tax expense (benefit)	1,535	1,350	(724)
Loss on disposal of property, plant and equipment	274	—	1,123
Stock-based compensation expense	1,696	1,304	1,172
(Increase) decrease in operating assets, net of business combinations:
Accounts receivable	(10,961)	6,727	(11,767)
Royalty income receivable	(584)	139	22
Unbilled services	100	(259)	213
Inventory	(10,024)	(2,105)	6,674
Prepaid expenses and other assets	(5,804)	(2,392)	1,800
Increase (decrease) in operating liabilities, net of business combinations:
Accounts payable, accrued compensation and accrued expenses	4,735	(197)	1,870
Income taxes payable	1,409	356	(6,149)
Deferred revenue	378	(1,363)	(5,371)
Pension and postretirement benefits	(476)	(750)	(998)
Deferred Rent	1,156	—	—
Environmental liability	—	(45)	—
Net cash provided by operating activities	26,540	31,667	11,282
Investing Activities
Purchases of securities	(25,265)	(67,665)	(141,373)
Proceeds from sales and maturities of investment securities	60,262	86,476	160,646
Purchase of business, net of cash acquired	(1,729)	(11,898)	(11,607)
Purchases of property, plant and equipment	(23,938)	(17,747)	(16,453)
Payments for patent applications and other costs	(423)	(516)	(518)
Proceeds from disposal of property, plant and equipment	71	1,565	256
Net cash provided by (used in) investing activities	8,978	(9,785)	(9,049)
Financing Activities
Purchases of treasury stock	(19,717)	—	—
Principal payments on long-term debt	(9,643)	(4,554)	(4,585)
Borrowings on long-term debt	9,405	—	—
Tax benefit of stock option exercises	56	121	34
Proceeds from exercise of options and ESPP	1,285	1,437	581
Net cash used in financing activities	(18,614)	(2,996)	(3,970)
Effect of exchange rate changes on cash flows	(2,010)	496	255
Increase (decrease) in cash and cash equivalents	14,894	19,382	(1,482)
Cash and cash equivalents at beginning of period	45,506	26,124	27,606
Cash and cash equivalents at end of period	$60,400	$45,506	$26,124
Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain on securities available-for-sale, net of tax	$67	$83	$165
Unrealized loss on swap contract, net of tax	$(5)	$(92)	$(61)
Actuarial (gain) loss on pension and other postretirement liability, net of tax	$(4,502)	$417	$254
Adjustment for SFAS No. 158 implementation	$—	$—	$614
Issuance of restricted stock	$2,041	$2,035	$1,993
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$493	$856	$1,071
Income taxes	$2,906	$5,828	$6,471

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Years Ended December 31, 2008, 2007 and 2006

(In thousands)

In 2008, the Company, through a wholly-owned subsidiary, completed the purchase of FineKem, a manufacturing facility located in Aurangabad, India for an aggregate purchase price of $1,701.  In conjunction with the acquisition, assets were acquired and liabilities were assumed as follows:

Fair value of assets acquired	$1,905
Cash paid for net assets	(204)
Liabilities assumed	$1,701

In 2007, the Company, through a wholly-owned subsidiary, acquired certain assets of Ariane Orgachem Private Limited and Ferico Laboratories Limited, collectively known as AMRI Pvt. Ltd. (“AMRI India”) for an aggregate purchase price of $11,926.  In conjunction with the acquisition, assets were acquired and liabilities were assumed as follows:

Fair value of assets acquired	$12,346
Cash paid for net assets	(420)
Liabilities assumed	$11,926

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

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

Basis of Presentation:

The consolidated financial statements include the accounts of Albany Molecular Research, Inc. (“AMRI”) and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated during consolidation. When necessary, prior years’ consolidated financial statements have been reclassified to conform to the current year presentation. Assets and liabilities of non-U.S. operations are translated at period-end rates of exchange, and the statements of income (loss) are translated at the average rates of exchange for the period. Gains or losses resulting from translating non-U.S. currency financial statements are recorded in accumulated other comprehensive (loss) income in the accompanying December 31, 2008 and 2007 consolidated balance sheets.

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(In thousands, except per share amounts)

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

Fixed-Fee. Under a fixed-fee contract the Company charges a fixed agreed upon amount for a deliverable. Fixed-fee contracts have fixed deliverables upon completion of the project. Typically, the Company recognizes revenue for fixed-fee contracts after projects are completed, delivery is made and title transfers to the customer, and collection is reasonably assured. In certain instances, the Company’s customers request that the Company retain materials produced upon completion of the project due to the fact that the customer does not have a qualified facility to store those materials or for other reasones. In these instances, the revenue recognition process is considered complete when project documents (batch records, Certificates of Analysis, etc.) have been delivered to the customer and payment has been collected.

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

Inventory:

Inventory consists primarily of commercially available fine chemicals used as raw materials, work-in-process and finished goods in our large-scale manufacturing plant.  Large-scale manufacturing inventories are valued on a first-in, first-out (“FIFO”) basis.  Inventories are stated at the lower of cost or market.  The Company writes down inventories equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  Any such write-down results in a charge to operations.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(In thousands, except per share amounts)

Investment Securities:

In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Debt and Equity Securities,” investment securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive (loss) income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income or expense. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

At December 31, 2008 and 2007, the Company’s Investments in Securities in the current assets section of the consolidated balance sheets include $2.4 million and $28.0 million, respectively, of auction rate municipal bonds, classified as available-for-sale securities. The Company’s investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, the Company generally has the ability to quickly liquidate these securities.  As a result, there are no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these securities.  All income generated from these current investments is recorded as interest income.

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

The Company records an impairment charge when an investment has experienced a decline in value that is other-than-temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in the Company’s inability to recover the carrying value of the investments thereby requiring an impairment charge in the future.

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(In thousands, except per share amounts)

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

•           significant negative industry or economic trends; and

•           market capitalization relative to net book value

Included in goodwill as of December 31, 2008 are $23.1 million related to the acquisition of AMRI Rensselaer, Inc (“AMRI Rensselaer”), $10.5 million related to the acquisition of ComGenex Kutato-Fejleszto Rt.,  $3.1 million related to the acquisition of AMRI India and $0.9 million related to the acquisition of FineKem.  See Note 19 for further information on the Company’s goodwill balances.

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(In thousands, except per share amounts)

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

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.   The adoption of FIN 48 did not result in a change to the liability of unrecognized benefits.

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(In thousands, except per share amounts)

The per share weighted-average fair value of stock options granted is determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2008	2007	2006
Expected life in years:	5	5	5
Interest rate	2.63%	4.24%	4.95%
Volatility	43%	39%	41%
Dividend yield	—	—	—

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

The following table provides basic and diluted earnings per share calculations:

	Year Ended December 31, 2008			Year Ended December 31, 2007			Year Ended December 31, 2006
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic earnings per share	$20,560	31,389	$0.66	$8,936	32,351	$0.28	$2,183	32,174	$0.07
Dilutive effect of stock options	—	40	—	—	85	—	—	167	—
Dilutive effect of restricted stock	—	183	(0.01)	—	190	(0.01)	—	86	—
Diluted earnings per share	$20,560	31,612	$0.65	$8,936	32,626	$0.27	$2,183	32,427	$0.07

The weighted average number of anti-dilutive options and warrants outstanding were 1,573, 1,895 and 1,966 for the years ended December 31, 2008, 2007 and 2006, respectively, and were excluded from the calculation of diluted earnings per share.

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

Recent Accounting Pronouncements:

In November 2007, the Emerging Issues Task Force issued EITF Issue 07-01 (“EITF 07-01”), “Accounting for Collaborative Arrangements”.  EITF 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer”. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. The Company does not anticipate the adoption of this standard to have a material impact on the consolidated financial statements.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(In thousands, except per share amounts)

On December 4, 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51”.  SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.  The Company does not anticipate the adoption of this standard to have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R) (“SFAS 141(R)”), “Business Combinations”.  SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008.  The Company does not anticipate that the adoption of this statement will have a material impact on our consolidated financial statements for previous acquisitions, but could have a material impact on our consolidated financials statements with regards to future acquisitions.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”. This Statement changes disclosure requirements for derivative instruments and hedging activities. Companies are required to provide enhanced disclosures about (i) how and why a company uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect a Company's financial position, financial performance and cash flows. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2008.  We do not anticipate the adoption of this statement will have a material impact on our consolidated financial statements.

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 addresses the accounting for assets acquired in a business combination or asset acquisition that an entity does not intend to actively use, otherwise referred to as a ‘defensive asset.’ EITF 08-7 requires defensive intangible assets to be initially accounted for as a separate unit of accounting and not included as part of the cost of the acquirer’s existing intangible asset(s) because it is separately identifiable. EITF 08-7 also requires that defensive intangible assets be assigned a useful life in accordance with paragraph 11 of FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, (“FAS 132(R)”), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional disclosure requirements under this FSP include expanded disclosures about an entity’s investment policies and strategies, the categories of plan assets, concentrations of credit risk and fair value measurements of plan assets. The Company anticipates that the adoption of this statement will significantly expand its consolidated financial statement footnote disclosures.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(In thousands, except per share amounts)

2.      Business Combinations

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

Pro forma financial information for the year ended December 31, 2008, as if the FineKem acquisition had been completed as of January 1, 2008, has been excluded due to the immateriality of the operating results of FineKem in relation to the Company’s consolidated operating results as a whole.

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(In thousands, except per share amounts)

June 29, 2007
Assets Acquired
Accounts receivable, net	$13
Inventory	624
Prepaid expenses and other current assets	229
Property and equipment, net	7,787
Goodwill	3,693
Total assets acquired	$12,346

Liabilities Assumed
Accounts payable and accrued expenses	$420
Total liabilities assumed	$420

Net assets acquired	$11,926

Pro forma financial information for the years ended December 31, 2008 and 2007, as if the AMRI India acquisition had been completed as of January 1, 2007, has been excluded due to the immateriality of the operating results of AMRI India in relation to the Company’s consolidated operating results as a whole.

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

The restructuring costs are included under the caption “Restructuring” in the consolidated financial statement of operations during 2008 and the restructuring liabilities are included in “Accounts payable and accrued expenses” on the consolidated balance sheet at December 31, 2008.

The Hungary restructuring activity was recorded in the Company’s Discovery/Development/Small Scale Manufacturing (“DDS”) operating segment.  The following table displays AMRI Hungary’s restructuring activity and liability balances within our DDS operating segment:

	Balance at January 1, 2008	Charges	Incurred Amounts	Foreign Currency Translation Adjustments	Balance at December 31, 2008
Termination benefits and personnel realignment	$—	901	(526)	(50)	$325
Losses on grant contracts	—	389	(72)	(51)	266
Lease abandonment charges	—	463	(126)	(75)	262
Administrative costs associated with restructuring	—	80	(33)	(7)	40
Total	$—	$1,833	$(757)	$(183)	$893

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(In thousands, except per share amounts)

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

The net cash outflow related to the Hungary restructuring for the year ended December 31, 2008 was $757.  Anticipated cash outflows related to the Hungary restructuring for 2009 is approximately $804, which primarily consists of the payment of termination benefits and personnel realignment and incurring losses on grant contracts.

Large Scale Manufacturing Facility

On November 9, 2006, the Company announced plans to initiate a restructuring of the Company’s Large Scale Manufacturing (“LSM”) business segment.  The Company recorded a restructuring charge of approximately $2,400 in the fourth quarter of 2006, including a non-cash asset disposal charge of approximately $1,600, and other charges of approximately $800, consisting primarily of termination benefits, and additional restructuring charges of $273 in 2007, consisting of termination benefits.  There were no LSM restructuring charges taken during the year ended December 31, 2008.

The restructuring costs are included under the caption “Restructuring” in the consolidated statements of operations during 2007, and the restructuring liabilities are included in “Accounts payable and accrued expenses” on the consolidated balance sheets at December 31, 2007.

Termination benefits relate to severance packages, outplacement services and career counseling for employees affected by the restructuring. Asset disposal costs relate primarily to the carrying value of underutilized assets that were identified for disposal in conjunction with the restructuring plan.

The large scale manufacturing restructuring activity was recorded in the LSM operating segment. The net cash outflow related to the large scale manufacturing restructuring for the year ended December 31, 2008 and 2007 were $140 and $815, respectively.  There are no more anticipated cash outflows related to the large scale manufacturing restructuring.

4.	Inventory

Inventory consisted of the following at December 31, 2008 and 2007:

	December 31,
	2008	2007
Raw materials	$8,996	$5,818
Work in process	3,396	2,064
Finished goods	16,278	14,582
Libraries	—	117
Total inventories, at cost	$28,670	$22,581

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(In thousands, except per share amounts)

5.	Investment Securities, Available-for-Sale

The amortized cost, gross unrealized gains, gross unrealized losses and fair value for available-for-sale investment securities by major security type were as follows:

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$24,537	$139	$(6)	$24,670
Auction rate securities	2,400	—	—	2,400
	$26,937	$139	$(6)	$27,070

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$32,197	$29	$(8)	$32,218
U.S. Government and Agency obligations	2,000	—	—	2,000
Auction rate securities	27,975	—	—	27,975
	$62,172	$29	$(8)	$62,193

Auction rate securities are structured to be tendered at par, at the option of the investor, at auctions usually occurring every 30–35 days. Recent disruption in the financial and capital markets has resulted in reduced liquidity of these auction rate securities as auctions that have occurred throughout 2008 have not been successful. During 2008, the Company had reduced its holdings in these securities to approximately $2,400. Given the negative impact of the liquidity situation in the financial markets, the fair value of these auction rate debt securities may become lower than their carrying value. A continuation of the recent disruption in the financial and capital markets may result in impairment write-downs on the auction rate debt securities and/or realized losses on the disposition of the remaining auction rate securities.

Contractual maturities of securities classified as available-for-sale at December 31, 2008 and 2007 were as follows:

	December 31, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due less than one year	$17,606	$17,668	$14,758	$14,761
Due after one year through five years	6,931	7,002	2,425	2,439
Due after five years through ten years	—	—	1,087	1,096
Due after ten years	2,400	2,400	43,902	43,897
	$26,937	$27,070	$62,172	$62,193

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(In thousands, except per share amounts)

Information on temporarily impaired securities at December 31, 2008, segregated according to the length of time such securities had been in a continuous unrealized loss position, is summarized as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$1,917	$(6)	$—	$—	$1,917	$(6)
`	$1,917	$(6)	$—	$—	$1,917	$(6)

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

The above tables represent 5 and 6 securities at December 31, 2008 and 2007, respectively, where the current fair value is less than the related amortized cost. These unrealized losses do not reflect any deterioration of the credit worthiness of the issuing entities. No security has a rating that is below “A1.” The unrealized losses on these temporarily impaired securities are a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities and changes in market spreads as a result of shifts in supply and demand. The Company has the ability and intent to hold these securities to maturity, at which time full recovery of the investment is expected.

The Company received proceeds of $60,262, $86,476 and $160,646 and recorded realized gains/(losses) of $0 from maturities and sales of available-for-sale securities during the years ended December 31, 2008, 2007 and 2006.

6.	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2008	2007
Laboratory equipment and fixtures	$120,518	$107,238
Office equipment	25,801	24,753
Leasehold improvements	41,526	37,951
Buildings	60,695	54,249
Land	1,227	1,101
	249,767	225,292
Less accumulated depreciation and amortization	(95,102)	(79,706)
	154,665	145,586
Construction-in-progress	12,837	12,442
	$167,502	$158,028

Depreciation and amortization expense of property and equipment was approximately $17,082, $16,100 and $14,600 for the years ended December 31, 2008, 2007 and 2006, respectively.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(In thousands, except per share amounts)

7.	Equity Investments

The Company has entered into equity investments with two entities in the Company’s area of strategic focus. The Company accounts for these investments using the cost method of accounting as the Company’s ownership interest in each investee is below 20% and the Company does not have the ability to exercise significant influence over the investees.

The carrying value of equity investments at December 31, 2008 and 2007 was $956.

8.	Long-Term Debt and Swap Contracts

Long-Term Debt

During 2003, the Company entered into a credit facility consisting of a $30,000 term loan and a $35,000 line of credit.  The term loan matured in February 2008.  In June 2008, the Company  refinanced this debt, which included converting the balance of the term loan into a revolving line of credit, increasing the amount available under the line of credit to $45,000, and extending the maturity date on the line of credit to June 2013.  The line of credit bears interest at a variable rate based on the Company’s leverage ratio.  As of December 31, 2008, the balance outstanding on the line of credit was $9,662, bearing interest at a rate of 3.38%.  The credit facility contains certain financial covenants, including a maximum leverage ratio, a minimum required operating cash flow coverage ratio, a minimum earnings before interest and taxes to interest ratio and a minimum current ratio. Other covenants include limits on asset disposals and the payment of dividends. As of December 31, 2008, we were in compliance with all covenants under the credit facility.

The Company maintains variable interest rate industrial development authority bonds due in increasing annual installments through 2021. Interest payments are due monthly with a current interest rate of 0.95%.

The following table summarizes long-term debt:

	December 31, 2008	December 31, 2007
Revolving line of credit	$9,662	$9,645
Industrial development authority bonds	4,080	4,335
	13,742	13,980
Less current portion	(260)	(9,900)
Total long-term debt	$13,482	$4,080

The aggregate maturities of long-term debt at December 31, 2008 are as follows:

2009	$260
2010	270
2011	275
2012	285
2013	9,957
Thereafter	2,695

Swap Contracts

The Company entered into two swap agreements effective April 1, 2003.  The objective of these swaps was to hedge interest rate risk associated with future cash flows on a portion of the $30,000 variable rate term loan.  Both the term loan and the swaps matured in February 2008.  The Company currently has no swap agreements for any of its debt.

The fair value of these hedges, which represented the cash the Company would have paid to settle the agreements, was recorded as a swap contract asset/liability with a corresponding offset to other comprehensive income.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(In thousands, except per share amounts)

The weighted average rate received from the counterparties on all swaps was 4.85%, 5.32% and 5.09% for the years ended December 31, 2008, 2007 and 2006, respectively.  The fair value of the interest rate swap agreements that was included in other long-term assets in the consolidated balance sheets at December 31, 2008 and 2007 was $0 and $8, respectively.  The Company recorded an unrealized loss, net of tax, of $5, $92 and $61 representing the change in the fair value of its hedges during the years ended December 31, 2008, 2007 and 2006, respectively.  The Company recognized $8, $164 and $191 of interest income related to the net settlement of the swaps during the years ended December 31, 2008, 2007 and 2006, respectively.

9.	Income Taxes

The components of income before taxes and income tax expense are as follows:

	Year Ended December 31,
	2008	2007	2006
Income (loss) before taxes:
U.S.	$31,852	$18,457	$1,822
Foreign	(3,962)	(4,072)	420
	$27,890	$14,385	$2,242
Income tax expense (benefit):
Current:
Federal	$6,791	$3,928	$646
State	(1,951)	2	10
Foreign	955	169	127
	5,795	4,099	783
Deferred:
Federal	2,108	1,683	(830)
State	18	160	105
Foreign	(591)	(494)
	1,535	1,350	(724)
	$7,330	$5,449	$59

The differences between income tax expense and income taxes computed using a federal statutory rate of 35% for the years ended December 31, 2008, 2007 and 2006, were as follows:

	Year Ended December 31,
	2008	2007	2006
Pre-tax income at statutory rate	$9,765	$5,035	$762
Increase (reduction) in taxes resulting from:
Tax-exempt interest income	(421)	(890)	(737)
State taxes, net of federal benefit	(1,210)	105	75
Extraterritorial income credit	—	—	(185)
Rate differential on foreign operations	589	1,126	(16)
Domestic production deduction	(159)	(140)	—
Change in valuation allowance	833	—	—
Research and development credits	(2,232)	—	—
Stock compensation expense	(14)	76	83
Other, net	179	137	77
	$7,330	$5,449	$59

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(In thousands, except per share amounts)

The tax effects of temporary differences giving rise to significant portions of the deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Nondeductible accrued expenses	$281	$140
Allowance for doubtful accounts	218	89
Library amortization	606	563
Inventory reserves	3,783	3,347
Warrants	155	168
Environmental reserves	67	67
Pension and postretirement costs	322	438
Research and experimentation credit carryforwards	193	193
State tax credit carryforward	6,181	4,373
Foreign deferred tax	—	441
Impairment charges	1,926	1,954
Investment write-downs and losses	869	869
Capital loss on sale of fixed assets	77	77
Deferred revenue	—	703
Stock based compensation	900	824
Net operating loss carryforwards	2,856	758
	18,434	15,004
Less valuation allowance	(8,685)	.(6,028)
Deferred tax assets, net	9,749	8,976
Deferred tax liabilities:
Property and equipment depreciation differences	(16,184)	(14,235)
Prepaid real estate taxes	(195)	(194)
Foreign deferred tax	(239)	—
Deferred revenue	(50)	—
Goodwill amortization	(519)	(450)
Net deferred tax liability	$(7,438)	$(5,903)

The preceding table does not include deferred tax (liabilities) assets of $(54) and $(9) at December 31, 2008 and 2007, respectively, associated with the Company’s net unrealized losses/gains on investment securities discussed in Note 5, deferred tax liability of $0 and $3 at December 31, 2008 and 2007, respectively, associated with the Company’s swap contract asset as discussed in Note 8, and deferred tax asset/(liability) of $2,406 and ($600) at December 31, 2008 and 2007, respectively, associated the Company’s pension liability as discussed in Note 11.

The Company’s U.S. Federal net operating loss carry forwards were fully utilized in 2008. The Company’s state investment tax credit carry forwards begin to expire in 2018. The Company’s research and development credit carry forwards begin to expire in 2011.

The Company has not recorded an income tax provision on earnings from certain of its foreign operations due to the fact that it has been granted certain tax holidays, which expire in 2012 and may be extended to 2015 if the Company meets additional criteria.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(In thousands, except per share amounts)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon  the generation of future taxable income and the taxable income in the two previous tax years to which tax loss carry back can be applied. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and taxable income in the carry back period and tax planning strategies in making this assessment. Based upon the level of projected future taxable income over the periods in which the deferred tax assets are deductible and tax planning strategies, a valuation allowance of $8,685 and $6,028 at December 31, 2008 and 2007, respectively, is included in deferred tax assets above. The net deferred tax assets represent a level where management believes it is more likely than not that the Company will realize the benefits of those deductible differences. The increase in valuation allowance in 2008 is directly related to the generation of additional state investment tax credit carry forwards and a net operating loss carry forward at AMRI Hungary. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the carry forward period are reduced.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.   The adoption of FIN 48 did not result in a change to the liability of unrecognized benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2008
Balance at January 1, 2008	$3,124
Decreases related to prior year tax positions	(1,363)
Increases related to current year tax position	724
Settlements	(921)
Lapse of statute	(284)
Balance at December 31, 2008	$1,280

During the year ended December 31, 2008, the change in the reserve related to tax positions of prior years is substantially due to the completion of the 2000 - 2005 New York State audit.  Additions to, and remainder of, the reserve for the year ended December 31, 2008 represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate for future periods.

The Company classifies interest expense and penalties related to unrecognized tax benefits as a component of income tax expense.  This policy did not change with adoption of FIN 48.  As of December 31, 2008, the Company has not accrued any penalties related to its uncertain tax position as it believes that it is more likely than not that there will not be any assessment of penalties.  The total amount of accrued interest resulting from such unrecognized tax benefits was $84 at December 31, 2008, of which $37 was recognized in 2008.

The Company files Federal income tax returns, as well as multiple state and foreign jurisdiction tax returns. The Company’s federal income tax returns have been examined by the Internal Revenue Service through the year ended December 31, 2005.  All significant state and foreign matters have been concluded for years through 2003.  Tax examinations are scheduled to begin during 2009.  Management of the Company believes that the reserves associated with FIN48 tax positions are adequate to support any future tax examinations.

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(In thousands, except per share amounts)

10.	Share-based Compensation

During the years ended December 31, 2008, 2007 and 2006, the Company recognized total share based compensation cost of $1,696, $1,304 and $1,172, respectively.

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

During the years ended December 31, 2008, 2007 and 2006, 29, 37 and 40 shares, respectively, were issued under the Purchase Plan. During the years ended December 31, 2008 and 2007, cash received from stock option exercises and employee stock purchase plan purchases was $1,285 and $1,437, respectively.

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(In thousands, except per share amounts)

Following is a summary of the status of stock option programs during 2008, 2007 and 2006:

			Weighted Average
		Weighted	Remaining	Aggregate
	Number of	Exercise	Contractual Term	Intrinsic
	Shares	Price	(Years)	Value

Outstanding, January 1, 2006	2,241	19.99
Granted	96	10.33
Exercised	(73)	1.74
Forfeited	(82	24.12
Expired	(11)	1.10
Outstanding, December 31, 2006	2,171	20.12
Granted	188	13.40
Exercised	(200)	6.26
Forfeited	(195)	19.75
Expired	(1)	1.53
Outstanding, December 31, 2007	1,963	20.12
Granted	144	11.54
Exercised	(58)	13.91
Forfeited	(181)	22.08
Outstanding, December 31, 2008	1,868	$20.34	4.3	$37
Options exercisable, December 31, 2008	1,552	$22.05	3.4	$—

The weighted average fair value per share of stock options granted during the years ended December 31, 2008, 2007 and 2006 was $4.72, $5.46 and $4.49, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $37, $1,465 and $673, respectively.  The actual tax benefit realized for the tax deductions from stock option exercises was $56 and $121 during the years ended December 31, 2008 and 2007.

As of December 31, 2008, there was $1,185 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was approximately $376, $3,184 and $300, respectively.

The following summarizes information about stock options outstanding as of December 31, 2008:

	Outstanding Options			Exercisable Options
		Weighted-Average
Range of Option	Number	Remaining	Weighted-Average	Number	Weighted-Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$0.00-$6.54	—	—	$—	—	$—
$6.54-$13.09	437	6.44	10.75	258	11.19
$13.09-$19.63	647	5.56	15.32	510	15.54
$19.63-$26.18	476	2.19	24.64	476	24.64
$26.18-$32.72	90	1.95	27.82	90	27.82
$32.72-$39.26	38	1.81	33.95	38	33.95
$39.26-$45.81	168	2.08	43.24	168	43.24
$45.81-$52.35	7	1.48	48.95	7	48.95
$52.35-$58.89	4	1.86	54.94	4	54.94
$58.89-$65.44	1	1.98	65.44	1	65.44
	1,868	4.32	$20.34	1,552	$22.05

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(In thousands, except per share amounts)

The following are the shares of common stock reserved for issuance at December 31, 2008:

Number of Shares
Employee Stock Option Plans	4,078
Employee Stock Purchase Plan	292
Shares reserved for issuance	4,370

Restricted Stock

The Company also issues restricted shares of common stock to employees of the Company under the 2008 Stock Option and Incentive Plan. The shares are issued as restricted stock and are held in the custody of the Company until all vesting restrictions are satisfied. Shares vest under this grant over a period of five years, with 60% vesting after three years of continuous employment from the grant date and an additional 20% vesting after each of four and five years of continuous employment from the grant date. If the vesting terms under which the award was granted are not satisfied, the shares are forfeited. Unearned compensation in equity is recorded based on the market value of the shares on the grant date, and is amortized to expense on a straight-line basis over the applicable vesting period. The Company reduces the straight-line compensation expense by an estimated forfeiture rate to account for the estimated impact of shares of restricted stock that are expected to be forfeited before becoming fully vested. This estimate is based on our historical forfeiture experience.

Following is a summary of the restricted stock activity during 2008, 2007 and 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2006	257	$8.75
Granted	194	10.28
Vested	—	—
Forfeited	(32)	9.45
Outstanding, December 31, 2006	419	$9.40
Granted	197	10.33
Vested	—	—
Forfeited	(98)	9.23
Outstanding, December 31, 2007	518	$9.79
Granted	175	11.66
Vested	(115)	8.83
Forfeited	(68)	10.10
Outstanding, December 31, 2008	509	$10.61

For the years ended December 31, 2008 and 2007, unearned compensation of $2,040 and $2,035, respectively, was recorded based on the market value of the shares on the grant date, and is included as a separate component of stockholders’ equity and amortized over the applicable vesting period. During the years ended December 31, 2008 and 2007, a total of 68 and 98 shares, respectively, with an unamortized unearned compensation balance of $691 and $904, respectively, were forfeited.  The amount amortized to expense during years ended December 31, 2008, 2007 and 2006, net of the impact of forfeitures, was approximately $1,031, $720 and $611, respectively.  As of December 31, 2008, there was $3,732 of total unrecognized compensation cost related to non-vested restricted shares. That cost is expected to be recognized over a weighted-average period of 2.77 years. During the years ended December 31, 2008 and 2007, 115 and 0 shares vested, respectively.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(In thousands, except per share amounts)

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

Share Repurchase Program

On February 7, 2008, the Company’s Board of Directors approved a stock repurchase program, which authorized the Company to purchase up to $20,000 of the issued and outstanding shares of the Company’s Common Stock in the open market or in private transactions during the next twelve months.  Shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to price ranges set by management and regulatory considerations.  As of December 31, 2008, the Company had repurchased 1,748 shares totaling $19,718.

11.	Employee Benefit Plans

Defined Contribution Plans

The Company maintains a savings and profit sharing plan under section 401(k) of the Internal Revenue Code covering all eligible non-union employees. Employees must complete one calendar month of service and be over 20.5 years of age as of the plan’s entry dates. Participants may contribute up to 100% of their compensation, subject to IRS limitations. The Company currently makes matching contributions equal to 50% of the participants’ contributions (up to a limit of 10% of the participants’ compensation). In addition, the Company has reserved the right to make discretionary profit sharing contributions to employee accounts. The Company has made no discretionary profit sharing contributions. Employer matching contributions vest at a rate of 20% per year beginning after two years of participation in the plan. Employer matching contributions were approximately $1,696, $1,576 and $1,375 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company also sponsors a savings and profit sharing plan under section 401(k) of the Internal Revenue Code covering union employees. Employees must complete one calendar month of service and be over 18 years of age as of the plan’s entry dates. Participants may contribute from 1% to 100% of their regular wages, subject to IRS limitations, and the Company matches 50% of each dollar contributed by the employee up to 10% of their wages. Employer matching contributions vest at a rate of 20% per year beginning after two years of participation in the plan, however the employer match under this plan does not begin until the employee completes one year of service. Employer matching contributions were $139, $158 and $78 for the years ended December 31, 2008, 2007 and 2006, respectively.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(In thousands, except per share amounts)

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

The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of the plans’ assets during the years ended December 31, 2008 and 2007, and a reconciliation of the funded status to the net amount recognized in the consolidated balance sheets as of December 31 (the plans’ measurement dates) of both years:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation at January 1	$20,746	$21,678	$745	$755
Service cost	—	—	55	46
Interest cost	1,256	1,220	51	36
Plan amendments	—	—	—	—
Actuarial loss (gain)	128	(861)	322	(92)
Benefits paid	(1,424)	(1,291)	—	—
Benefit obligation at December 31	20,706	20,746	1,173	745
Change in plan assets:
Fair value of plan assets at January 1	21,812	21,319	—	—
Actual return on plan assets	(5,511)	1,218	—	—
Employer contributions	291	566	—	—
Benefits paid	(1,424)	(1,291)	—	—
Fair value of plan assets at December 31	15,168	21,812	—	—
Funded status	$(5,538)	$1,066	$(1,173)	$(745)

The Company included $4,502 and $417 in other comprehensive loss for the years ended December 31, 2008 and 2007, respectively, which represent the respective fluctuations in the additional minimum pension liability, net of related tax benefits.

At December 31, 2008 and 2007, the accumulated benefit obligation (the actuarial present value of benefits, vested and non-vested, earned by employees based on current and past compensation levels) for the Company’s pension plans totaled $20,706 and $20,746, respectively.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(In thousands, except per share amounts)

The following table provides the components of net periodic benefit (income) cost for the years ended December 31:

	Pension Benefits			Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Service cost	$—	$—	$—	$55	$46	$71
Interest cost	1,256	1,220	1,193	51	36	31
Expected return on plan assets	(1,558)	(1,486)	(1,349)	—	—	—
Amortization of net loss	—	—	53	11	7	10
Net periodic benefit (income) cost	$(302)	$(266)	$(103)	$117	$89	$112
Recognized in AOCI (pre-tax):
Prior service cost	$—	$—	$—	$5	$5	$6
Net actuarial loss(gain)	5,415	(1,781)	(1,189)	513	201	300
Total recognized in AOCI (pre-tax)	$5,415	$(1,781)	$(1,189)	$518	$206	$306
Total recognized in consolidated statement of income and AOCI	$5,113	$2,047	$1,292	$635	$295	$418

In 2009, the Company expects to amortize $1 of prior service cost and $25 of net actuarial loss from shareholders’ equity into postretirement benefit plan cost.

The following assumptions were used to determine the periodic pension cost for the defined benefit pension plans for the year ended December 31:

	2008	2007	2006
Discount rate	6.25%	6.25%	5.75%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A

The discount rates utilized for determining the Company’s pension obligation and net periodic benefit cost were selected using high-quality long-term corporate bond indices as of the plan’s measurement date. The rate selected as a result of this process was substantiated by comparing it to the composite discount rate that produced a liability equal to the plan’s expected benefit payment stream discounted using the Citigroup Pension Discount Curve (“CPDC”). The CPDC was designed to provide a means for plan sponsors to value the liabilities of their postretirement benefit plans. The CPDC is a yield curve of hypothetical double-A zero coupon bonds with maturities up to 30 years. This curve includes adjustments to eliminate the call features of corporate bonds.  As a result of this modeling process, the discount rate remained constant at  6.25% from December 31, 2007 to December 31, 2008.

The following assumptions were used to determine the periodic postretirement benefit cost for the postretirement welfare plan for the year ended December 31:

	2008	2007	2006
Health care cost trend rate assumed for next year	10.0%	10.0%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	4.5%
Year that the rate reaches the ultimate trend rate	2014	2013	2012

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(In thousands, except per share amounts)

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement welfare plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$30	$(23)
Effect on accumulated postretirement benefit obligation for the year ended December 31, 2008	$323	$(244)

The Company’s pension plan weighted-average asset allocations at December 31 by asset category are as follows:

	2008	2007
Equity securities	59%	59%
Debt securities	34	34
Real Estate	5	5
Other	2	2
Total	100%	100%

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

The expected future benefit payments under the plans are as follows for the years ending December 31:

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(In thousands, except per share amounts)

	Pension Benefits	Postretirement Benefits
2009	$1,364	$—
2010	1,429	—
2011	1,492	—
2012	1,514	—
2013	1,530	—
2014 - 2018	7,951	174

The Company expects to contribute $500 to its pension plans in 2009.

12.	Lease Commitments

The Company leases both facilities and equipment used in its operations and classifies those leases as operating leases following the provisions of SFAS No. 13, “Accounting for Leases”.

The Company has long-term operating leases for a substantial portion of its research and development laboratory facilities. The expiration dates on the present leases range from March 2009 to July 2019. The leases contain renewal options at the option of the Company. The Company is responsible for paying the cost of utilities, operating costs, and increases in property taxes at its leased facilities.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2008 are as follows:

Year ending December 31,
2009	$3,016
2010	3,386
2011	3,415
2012	3,337
2013	2,697
Thereafter	12,227

Rental expense amounted to approximately $3,751, $3,502 and $2,977 during the years ended December 31, 2008, 2007 and 2006, respectively.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(In thousands, except per share amounts)

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

In 2008, 2007 and 2006, the Company awarded Technology Incentive Compensation primarily to the inventor of the terfenadine carboxylic acid metabolite technology, which is covered by the Company’s patents relating to the active ingredient in Allegra. The inventor is Thomas D’Ambra, the Company’s Chairman, President and Chief Executive Officer.  In 2006, the Company awarded employees involved in the development of its proprietary amine neurotransmitter reuptake inhibitors as a result of successful licensing of this technology to Bristol-Myers Squibb (“BMS”).  Additionally, in 2007 and 2008, the Company granted awards to employees in relation to milestone payments from BMS.  The amounts awarded and included in the consolidated statements of income for the years ended December 31, 2008, 2007 and 2006 are $2,901, $2,784 and $2,783, respectively.  Included in accrued compensation in the accompanying consolidated balance sheets at both December 31, 2008 and 2007 are unpaid Technology Development Incentive Compensation awards of approximately $667 and $659.

(b) Telecommunication Services

A member of the Company’s board of directors is the Chief Executive Officer of one of the providers of telephone and internet services to the Company. This telecommunications company was paid approximately $221, $228 and $156 for services rendered to the Company in 2008, 2007 and 2006, respectively.

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

The Company, through its former subsidiary AMR Technology that has been merged into the Company, along with Aventis Pharmaceuticals Inc., the U.S. pharmaceutical business of sanofi-aventis S.A., is involved in legal proceedings with several companies seeking to market or which are currently marketing generic versions of Allegra. Beginning in 2001, Barr Laboratories, Inc., Impax Laboratories, Inc., Mylan Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Dr. Reddy’s Laboratories, Ltd./Dr. Reddy’s Laboratories, Inc., Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., Sandoz Inc., Sun Pharma Global, Inc., and Wockhardt filed Abbreviated New Drug Applications (“ANDAs”) with the FDA to produce and market generic versions of Allegra products.

In response to the filings described above, beginning in 2001, Aventis Pharmaceuticals filed patent infringement lawsuits against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Dr. Reddy’s Laboratories, Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc.,  Sandoz, and Wockhardt. Each of the lawsuits was filed in the U.S. District Court in New Jersey and alleges infringement of one or more patents owned by Aventis Pharmaceuticals. In addition, beginning on November 14, 2006, Aventis filed two patent infringement suits against Teva Pharmaceuticals USA, Barr Laboratories, Inc. and Barr Pharmaceuticals, Inc. in the Eastern District of Texas based on patents owned by Aventis.  Those lawsuits were transferred to the U.S. District Court in New Jersey.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(In thousands, except per share amounts)

Further, beginning on March 5, 2004, the Company through its former subsidiary AMR Technology, along with Aventis Pharmaceuticals, filed suit in the U.S. District Court in New Jersey against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Dr. Reddy’s Laboratories, Amino Chemicals, Ltd., Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., DiPharma S.P.A., DiPharma Francis s.r.l., and Sandoz, asserting infringement of two of our U.S. patents that are exclusively licensed to Aventis Pharmaceuticals relating to Allegra and Allegra-D products.  On December 11, 2006, the Company through its former subsidiary AMR Technology and sanofi-aventis U.S. LLC, an affiliate of Aventis Pharmaceuticals, also filed a patent infringement lawsuit in the Republic of Italy against DiPharma Francis s.r.l. and DiPharma S.P.A. based on European Patent No. 703,902 which is owned by the Company and licensed to sanofi-aventis.  In addition, on December 22, 2006, the Company through its former subsidiary AMR Technology, filed a patent infringement lawsuit in Canada against Novopharm Ltd., Teva Pharmaceutical Industries Ltd., Teva Pharmaceuticals USA, Inc., DiPharma S.P.A. and DiPharma s.r.l. based on Canadian Patent No. 2,181,089. On March 20, 2007, the Company through its former subsidiary AMR Technology filed a patent infringement lawsuit in Australia against Alphapharm Pty Ltd based on Australian Patent No. 699,799.  On September 28, 2007, the Company through its former subsidiary AMR Technology filed a patent infringement lawsuit in Australia against Arrow Pharmaceuticals Pty Ltd, Chemists’ Own Pty Ltd, and Sigma Pharmaceuticals Limited based on Australian Patent No. 699,799.

Aventis Pharmaceuticals, the Company, and its former subsidiary AMR Technology have entered into covenants not to sue on U.S. Patent No. 5,578,610 with defendants other than Novopharm, DiPharma S.P.A., DiPharma Francis s.r.l., Alphapharm, Arrow Pharmaceuticals Pty Ltd, Chemists’ Own Pty Ltd, and Sigma Pharmaceuticals Limited.  Aventis Pharmaceuticals exclusively licenses U.S. Patent No. 5,578,610 from us, but that patent has not been asserted in the litigations in the U.S.  However, the Company and Aventis Pharmaceuticals have agreed that Aventis Pharmaceuticals will continue to pay royalties to the Company based on that patent under the Company’s original license agreement with Aventis Pharmaceuticals. Under our arrangements with Aventis Pharmaceuticals, we will receive royalties until expiration of the underlying patents (2013 for U.S. Patent No. 5,578,610 and 2015 for U.S. Patent No. 5,750,703) unless the patents are earlier determined to be invalid.

On November 18, 2008, the Company, its former subsidiary AMR Technology, Aventis Pharmaceuticals, sanofi-aventis, Teva Pharmaceuticals, and Barr Laboratories reached a settlement regarding the above-described patent infringement litigations relating to Teva Pharmaceuticals and Barr Laboratories.  As part of the settlement, the Company entered into an amendment to its licensing agreement with sanofi-aventis to allow sanofi-aventis to sublicense patents related to ALLEGRA® and ALLEGRA®D-12  to Teva Pharmaceuticals and Barr Laboratories in the United States.  The Company received an upfront sublicense fee from sanofi-aventis of $10 million, and sanofi-aventis will pay royalties to the Company on the sale of products in the United States containing fexofenadine hydrochloride (the generic name for the active ingredient in ALLEGRA® ) and products containing fexofenadine hydrochloride and pseudoephedrine hydrochloride (generic ALLEGRA®D-12) by Teva Pharmaceuticals and Barr Laboratories through 2015, along with additional consideration.  While the settlement affords the option for a launch of a generic version of Allegra D-12 in November 2009, the Company will receive quarterly royalties through July 2010 equal to the royalties paid for the quarter ended June 30, 2009.  Thereafter, the royalty rate will revert to the rate in effect prior to the signing of the sub-license amendment.  The settlement agreements and related licensing arrangements are subject to review by the Federal Trade Commission and U.S. state Attorneys General and, under their terms, did not become effective until certain regulatory notices were given and certain periods during which applicable regulatory authorities could object to the transactions expired or were waived.  Pursuant to their terms, the settlement agreements and related licensing arrangements became effective on January 2, 2009.  If the settlement agreements and related licensing arrangements are subject to a governmental challenge after January 2, 2009, that could result in termination of the settlement agreements and related licensing arrangements.  The settlement arrangements do not affect the pending litigation as it relates to products intended for use or sale in jurisdictions other than the United States and do not affect the pending litigation with respect to defendants other than Teva Pharmaceuticals and Barr Laboratories.

Under applicable federal law, marketing of an FDA-approved generic version of Allegra may not commence until the earlier of a decision favorable to the generic challenger in the patent litigation or 30 months after the date the patent infringement lawsuit was filed. In general, the first generic filer is entitled to a 180-day marketing exclusivity period upon FDA approval.  The launch of a generic product is considered an “at-risk” launch if the launch occurs while there is still on-going litigation.  Of the remaining defendants in the pending litigation, Dr. Reddy’s Laboratories and Mylan Pharmaceuticals have engaged in at-risk launches of generic fexofenadine products.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(In thousands, except per share amounts)

15.	Environmental Costs

The Company has completed an environmental remediation assessment associated with groundwater contamination at its Rensselaer, NY location. Ongoing costs associated with the remediation include biannual monitoring and reporting to the State of New York’s Department of Environmental Conservation. Under the remediation plan, the Company is expected to pay for monitoring and reporting until 2014. Under a 1999 agreement with the facility’s previous owner, the Company’s maximum liability under the remediation is $5,500. For the years ended December 31, 2008, 2007 and 2006, no costs have been paid by the Company.

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

At both December 31, 2008 and 2007, $191 was recorded for future environmental liabilities in the consolidated balance sheets.

16.	Concentration of Business

For the year ended December 31, 2008, contract revenue from the Company’s three largest customers represented 17%, 8% and 7%, respectively, of its contract revenue. For the year ended December 31, 2007, contract revenue from the Company’s three largest customers represented 19%, 5% and 5%, respectively, of its contract revenue. For the year ended December 31, 2006, contract revenue from the Company’s three largest customers respectively represented 21%, 7% and 6% of its contract revenue.  The Company’s largest customer, GE Healthcare, represented 17% of total contract revenue for the year ended December 31, 2008.  In the majority of circumstances, there are agreements in force with these entities that provide for the Company’s continued involvement in present research projects. However, there regularly exists the possibility that the Company will have no further association with these entities once these projects conclude.

Contract revenue by geographic region, based on the location of the customer, and expressed as a percentage of total contract revenue follows:

	Year Ended December 31,
	2008	2007	2006
United States	69%	69%	66%
Europe	20%	26%	31%
Other countries	11%	5%	3%
Total	100%	100%	100%

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(In thousands, except per share amounts)

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

The following table summarizes information by segment for the year ended December 31, 2008:

	DDS	LSM	Total
Contract revenue	$113,955	$81,500	$195,455
Milestone revenue	5,500	—	5,500
Recurring royalties	28,305	—	28,305
Total revenue	$147,760	$81,500	$229,260
Operating income (before unallocated expenses)	$67,045	$11,406	$78,451
Unallocated expenses:
Research and development			13,129
Selling, general and administrative			39,361
Total unallocated expenses			52,490
Operating income			25,961
Reconciling items:
Interest income, net			1,170
Other loss, net			759
Income before income tax expense			$27,890
Supplemental information:
Depreciation and amortization	$11,057	$6,965	$18,022

The following table summarizes other information by segment as of December 31, 2008:

	DDS	LSM	Total
Total assets	$235,043	$155,641	$390,684
Goodwill included in total assets	13,208	27,064	40,272
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	17,439	6,499	23,938

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(In thousands, except per share amounts)

The following table summarizes information by segment for the year ended December 31, 2007:

	DDS	LSM	Total
Contract revenue	$87,061	$76,314	$163,375
Recurring royalties	2,000	80	2,080
Total revenue	27,056	—	27,056
Operating income (before unallocated expenses)	$116,117	$76,394	$192,511
Unallocated expenses:
Research and development			12,821
Selling, general and administrative			33,250
Total unallocated expenses			46,071
Operating income			11,351
Reconciling items:
Interest income, net			3,192
Other loss, net			(158)
Income before income tax expense			$14,385
Supplemental information:
Depreciation and amortization	$10,534	$6,456	$16,990

The following table summarizes other information by segment as of December 31, 2007:

	DDS	LSM	Total
Total assets	$235,603	$151,051	$386,654
Goodwill included in total assets	14,141	32,434	46,575
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	13,711	4,036	17,747

18.	Fair Value of Financial Instruments

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

The following table presents the fair value of marketable securities by type and their determined level based on the three-tiered fair value hierarchy as of December 31, 2008:

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(In thousands, except per share amounts)

	Fair Value Measurements as of December 31, 2008
Marketable Securities	Total	Level 1	Level 2	Level 3
Obligations of states and political subdivisions	$24,670	$—	$24,670	$—
Auction rate securities	2,400	$—	2,400	—
Total	$27,070	$—	$27,070	$—

The Company’s marketable securities are fixed maturity securities and are valued using pricing for similar securities, recently executed transactions, cash flow models with yield curves, broker/dealer quotes and other pricing models utilizing observable inputs. The valuation for the Company’s fixed maturity securities is classified as Level 2.

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”. Although the estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies, the estimates presented are not necessarily indicative of the amounts that the Company could realize in current market exchanges.

The Company is estimating its fair value disclosures for financial instruments using the following methods and assumptions:

Cash and cash equivalents, receivables, and accounts payable: The carrying amounts reported in the consolidated balance sheets approximate their fair value because of the short maturities of these instruments.

Investment securities, available-for-sale:  Investment securities’ fair values are based on quoted market prices of comparable instruments.  When necessary, the Company utilizes matrix pricing from a third party pricing vendor to determine fair value pricing.  Matrix prices are based on quoted prices for securities with similar coupons, ratings, and maturities, rather than on specific bids and offers for the designated security.

Long-term debt: The carrying value of long-term debt was approximately equal to fair value at December 31, 2008 and 2007 due to the resetting dates of the variable interest rates.

Swap Contracts: As discussed in Note 8, the Company no longer has swap contracts as of December 31, 2008.  The swap contract asset was carried at fair value on the consolidated balance sheet at December 31, 2007.

19.	Goodwill and Intangible Assets

Goodwill

The carrying amount of goodwill, by segment, as of December 31, 2008 and 2007 are as follows:

	DDS	LSM	Total
December 31, 2008
Goodwill	$13,208	$27,064	$40,272
December 31, 2007
Goodwill	$14,141	$32,434	$46,575

The decrease in goodwill within the DDS segment from December 31, 2007 to December 31, 2008 is related to the impact of foreign currency translation.  The decrease in goodwill within the LSM segment from December 31, 2007 to December 31, 2008 is related primarily to the valuation adjustments on AMRI India, as well as the impact of foreign currency translation, offset in part by the acquisition of FinKem described in Note 2.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(In thousands, except per share amounts)

Intangible Assets

The components of intangible assets are as follows:

	Cost	Accumulated Amortization	Net	Amortization Period
December 31, 2008
Patents and Licensing Rights	$3,181	$(1,163)	$2,018	2-16 years
Other	894	(894)	—	18-24 months
Total	$4,075	$(2,057)	$2,018

December 31, 2007
Patents and Licensing Rights	$2,976	$(1,075)	$1,901	2-16 years
Other	973	(642)	331	18-24 months
Total	$3,949	$(1,717)	$2,232

Amortization expense related to intangible assets for the years ended December 31, 2008, 2007 and 2006 was $640, $697 and $643, respectively.

The following chart represents estimated future annual amortization expense related to intangible assets:

Year ending December 31,
2009	$194
2010	180
2011	180
2012	180
2013	169
Thereafter	1,115

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(In thousands, except per share amounts)

20.	Selected Quarterly Consolidated Financial Data (unaudited)

The following tables present unaudited consolidated financial data for each quarter of 2008 and 2007:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Contract revenue	$45,337	$46,362	$54,142	$49,614
Gross profit	9,109	12,831	15,383	12,057
Recurring royalties	8,233	7,573	5,723	6,776
Income from operations	4,317	8,987	8,747	3,910
Net income	4,739	5,677	7,003	3,141
Net income per share:
Basic	$0.15	$0.18	$0.22	$0.11
Diluted	$0.15	$0.18	$0.22	$0.10
2007
Contract revenue	$41,231	$39,936	$41,571	$40,637
Gross profit	8,544	9,933	8,167	4,699
Recurring royalties	7,146	7,838	5,986	6,086
Income (loss) from operations	3,937	6,527	2,137	(1,250)
Net income (loss)	3,224	4,576	1,980	(844)
Net income (loss) per share:
Basic	$0.10	$0.14	$0.06	$(0.02)
Diluted	$0.10	$0.14	$0.06	$(0.03)

ALBANY MOLECULAR RESEARCH, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2008, 2007 and 2006

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions Charged to Reserves	Balance at End of Period
Allowance for doubtful accounts receivable
2008	$252,232	$480,000	—	$(110,764)	$621,468
2007	$293,224	$26,851	—	$(67,843)	$252,232
2006	$98,338	$197,886	—	$(3,000)	$293,224
Deferred tax asset valuation allowance
2008	$6,028,231	$2,656,907	—	—	$8,685,138
2007	$3,189,895	$2,838,336	—	—	$6,028,231
2006	$2,997,335	$192,560	—	—	$3,189,895