Form 10-Q
period 2009-03-31
ALBANY MOLECULAR RESEARCH INC
filed 2009-05-07
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009
Common Stock, $.01 par value	31,630,690, excluding treasury shares of 3,824,593

ALBANY MOLECULAR RESEARCH, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited)

Albany Molecular Research, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended
(Dollars in thousands, except for per share data)	March 31, 2009	March 31, 2008

Contract revenue	$43,244	$45,337
Recurring royalties	10,786	8,233
Total revenue	54,030	53,570

Cost of contract revenue	36,643	36,228
Technology incentive award	1,105	819
Research and development	3,385	2,909
Selling, general and administrative	10,302	9,297
Total operating expenses	51,435	49,253

Income from operations	2,595	4,317

Interest income, net	111	522
Other income (loss), net	328	(59)

Income before income tax expense	3,034	4,780

Income tax expense	1,092	41

Net income	$1,942	$4,739

Basic earnings per share	$0.06	$0.15

Diluted earnings per share	$0.06	$0.15

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(Dollars and shares in thousands, except for per share data)	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$75,588	$60,400
Investment securities, available-for-sale	24,356	27,070
Accounts receivable, net	30,332	38,529
Royalty income receivable	10,383	6,670
Inventory	27,125	28,670
Unbilled services	458	159
Prepaid expenses and other current assets	9,452	8,944
Deferred income taxes	3,954	4,073
Total current assets	181,648	174,515

Property and equipment, net	169,973	167,502

Goodwill	38,085	40,272
Intangible assets and patents, net	2,052	2,018
Equity investment in unconsolidated affiliates	956	956
Other assets	5,140	5,421
Total assets	$397,854	$390,684

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$22,722	$22,564
Deferred revenue and licensing fees	8,632	7,300
Accrued pension benefits	500	500
Income taxes payable	6,778	3,198
Current installments of long-term debt	260	260
Total current liabilities	38,892	33,822

Long-term liabilities:
Long-term debt, excluding current installments	13,482	13,482
Deferred licensing fees	8,214	—
Deferred rent	1,770	1,156
Deferred income taxes	4,730	9,142
Pension and postretirement benefits	6,198	6,211
Environmental liabilities	191	191
Total liabilities	73,477	64,004

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 100,000 shares authorized, 35,458 shares issued as of March 31, 2009, and 35,278 shares issued as of December 31, 2008	355	353
Additional paid-in capital	199,735	199,020
Retained earnings	192,758	190,816
Accumulated other comprehensive loss, net	(11,583)	(6,621)
	381,265	383,568
Less, treasury shares at cost, 3,825 shares as of March 31, 2009 and December 31, 2008	(56,888)	(56,888)
Total stockholders’ equity	324,377	326,680
Total liabilities and stockholders’ equity	$397,854	$390,684

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31, 2009	March 31, 2008

Operating activities
Net income	$1,942	$4,739
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,331	4,605
Deferred income tax (benefit) expense	(4,309)	122
Loss (gain) on disposal of property, plant and equipment	66	(15)
Stock-based compensation expense	525	422
Provision for obsolete inventories	331	(570)
(Increase) decrease in:
Accounts receivable	8,197	(6,798)
Royalty income receivable	(3,713)	(2,204)
Inventory, prepaid expenses and other assets	685	(2,200)
(Decrease) increase in:
Accounts payable and accrued expenses	158	(1,517)
Income tax payable	3,580	(104)
Deferred revenue and licensing fees	9,546	1,707
Pension and postretirement benefits	(7)	(197)
Other long-term liabilities	614	—
Net cash provided by (used in) operating activities	21,946	(2,010)

Investing activities
Purchases of investment securities	(261)	(9,678)
Proceeds from sales of investment securities	2,932	47,869
Purchase of businesses, net of cash acquired	(12)	(1,691)
Purchase of property, plant and equipment	(8,654)	(4,541)
Proceeds from disposal of property, plant and equipment	—	47
Payments for patent applications and other costs	(97)	(65)
Net cash (used in) provided by investing activities	(6,092)	31,941

Financing activities
Purchases of treasury stock	—	(13,024)
Borrowings (principal payments) on long-term debt	—	17
Proceeds from sale of common stock	192	173
Net cash provided by (used in) financing activities	192	(12,834)

Effect of exchange rate changes on cash flows	(858)	(33)

Increase in cash and cash equivalents	15,188	17,064

Cash and cash equivalents at beginning of period	60,400	45,506

Cash and cash equivalents at end of period	$75,588	$62,570

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

The Company performs its annual goodwill assessment of its reporting units as of the end of the third quarter.  If management’s expectations of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of the Company’s reporting units could change significantly. Such a change could result in goodwill impairment charges in future periods, which could have a significant impact on the Company’s consolidated financial statements. Total goodwill recorded on the Company’s unaudited condensed consolidated balance sheet at March 31, 2009 was $38,085 comprised of $11,172 from the Company’s Discovery/Development/Small Scale Manufacturing (“DDS”) operating segment and $26,913 from the Company’s Large-Scale Manufacturing (“LSM”) segment.

Stock Compensation

In accordance with SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123 (R)”), the Company records the cost resulting from all share-based payment transactions in the financial statements based on the fair value of the share-based payment. The Company establishes fair value as the measurement objective in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans.

Note 2 — Business Combination

Acquisition of FineKem

On January 17, 2008, the Company, through a wholly-owned subsidiary, completed the purchase of FineKem, a manufacturing facility located in Aurangabad, India.  The aggregate purchase price of $1,713 included cash payments totaling $1,665 and capitalized costs related to the acquisition, primarily professional fees, of $48.

The following table summarizes the final allocation of the purchase price to the estimated fair value of the net assets acquired.

January 17, 2008
Assets Acquired
Accounts receivable, net	$42
Inventory	139
Prepaid expenses and other current assets	26
Property and equipment, net	556
Goodwill	1,154
Total assets acquired	$1,917

Liabilities Assumed
Accounts payable and accrued expenses	$204
Total liabilities assumed	$204

Net assets acquired	$1,713

Pro forma financial information for the three months ended March 31, 2008, as if the FineKem acquisition had been completed as of January 1, 2008, has been excluded due to the immateriality of the operating results of FineKem in relation to the Company’s consolidated operating results as a whole.

Note 3 — Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2009	2008
Weighted average common shares outstanding	31,016	32,173
Dilutive effect of stock options	—	11
Dilutive effect of restricted stock	97	186
Weighted average common shares outstanding	31,113	32,370

The Company has excluded certain outstanding stock options from the calculation of diluted earnings per share for the three months ended March 31, 2009 and 2008 because the exercise price was greater than the average market price of the Company’s common shares during that period, and as such, these options would be anti-dilutive. The weighted average number of anti-dilutive options and restricted shares outstanding (before the effects of the treasury stock method) was 1,906 and 1,874 for the three months ended March 31, 2009 and 2008, respectively.  These amounts are not included in the calculation of weighted average common shares outstanding.

Effective January 1, 2009, the Company adopted FASB Staff Position EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("EITF 03-6-1"), which classifies unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, "Earnings per Share." This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  The adoption of this Staff Position did not have a material impact on our consolidated financial statements.

Note 4 — Inventory

Inventory consisted of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Raw materials	$8,709	$8,996
Work in process	2,114	3,396
Finished goods	16,302	16,278
Total	$27,125	$28,670

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

The restructuring costs are included under the caption “Restructuring” in the consolidated financial statement of operations during the year ended December 31, 2008 and the restructuring liabilities are included in “Accounts payable and accrued expenses” on the consolidated balance sheet at March 31, 2009 and December 31, 2008.  The Hungary restructuring activity was recorded in the Company’s DDS operating segment.

The following table displays AMRI Hungary’s restructuring activity and liability balances within our DDS operating segment:

	Balance at January 1, 2009	Charges	Incurred Amounts	Foreign Currency Translation Adjustments	Balance at March 31, 2009
Termination benefits and personnel realignment	$325	$—	$—	$(63)	$262
Losses on grant contracts	266	—	(5)	(51)	210
Lease abandonment charges	262	—	(24)	(50)	188
Administrative costs associated with restructuring	40	—	—	(8)	32
Total	$893	$—	$(29)	$(172)	$692

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

Anticipated cash outflows related to the Hungary restructuring for the remainder of 2009 is approximately $608, which primarily consists of the payment of termination benefits and personnel realignment and incurring losses on grant contracts.

Note 6 — Goodwill and Intangible Assets

The carrying amounts of goodwill, by the Company’s DDS and LSM operating segments, as of March 31, 2009 and December 31, 2008 are as follows:

	DDS	LSM	Total

March 31, 2009	$11,172	$26,913	$38,085

December 31, 2008	$13,208	$27,064	$40,272

The decrease in goodwill within both the DDS segment and LSM segment from December 31, 2008 to March 31, 2009 is related primarily to the impact of foreign currency translation.

The components of intangible assets are as follows:

	Cost	Accumulated Amortization	Net	Amortization Period
March 31, 2009
Patents and Licensing Rights	$3,185	$(1,133)	$2,052	2-16 years

December 31, 2008
Patents and Licensing Rights	$3,181	$(1,163)	$2,018	2-16 years

Amortization expense related to intangible assets was $60 and $155 for the three months ended March 31, 2009 and 2008, respectively.

The following chart represents estimated future annual amortization expense related to intangible assets:

Year ending December 31,
2009 (remaining)	$220
2010	187
2011	183
2012	183
2013	168
Thereafter	1,111

Note 7 - Defined Benefit and Postretirement Welfare Plan

AMRI Rensselaer previously provided retirement benefits under two non-contributory defined benefit plans and a non-contributory, unfunded post-retirement welfare plan. Future benefits under the defined benefit plans and for salaried participants in the post-retirement welfare plan have been frozen.

Components of Net Periodic Benefit Cost

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008

Service cost	$—	$—	$20	$12
Interest cost	313	305	16	10
Expected return on plan assets	(362)	(386)	—	—
Recognized net loss	—	—	6	2
Net periodic benefit (income) cost	$(49)	$(81)	$42	$24
Recognized in Accumulated Other Comprehensive Income (“AOCI”), pre-tax
Prior service cost	—	—	—	—
Net actuarial loss	—	—	6	2
Total recognized in AOCI, pre-tax	$—	$—	$6	$2

Employer Contributions

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2008 that it expected to contribute $500 to its pension plan in 2009.  As of March 31, 2009, no contributions have been made.

Note 8 — Share-Based Compensation

During the three months ended March 31, 2009 and 2008, the Company recognized total share based compensation cost of $525 and $422, respectively.

The Company grants share-based payments, including restricted shares, under its 2008 Stock Option and Incentive Plan, as well as its 1998 Employee Stock Purchase Plan.

Restricted Stock

A summary of unvested restricted stock activity as of March 31, 2009 and changes during the three months then ended is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2008	509	$10.61
Granted	160	$8.37
Vested	(5)	$13.20
Forfeited	(2)	$9.70
Outstanding, March 31, 2009	662	$10.05

The weighted average fair value of restricted shares per share granted during the three months ended March 31, 2009 and 2008 was $8.37 and $11.21, respectively.  As of March 31, 2009, there was $4,660 of total unrecognized compensation cost related to non-vested restricted shares. That cost is expected to be recognized over a weighted-average period of 4.0 years.  During the three months ended March 31, 2009, 5 restricted shares vested.

Stock Options

The fair value of each stock option award is estimated at the date of grant using the Black-Scholes valuation model based on the following assumptions:

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Expected life in years	5	5
Risk free interest rate	1.76%	2.74%
Volatility	48%	41%
Dividend yield	—	—

A summary of stock option activity under the Company’s Stock Option and Incentive Plans as of March 31, 2009 and changes during the three month period then ended is presented below:

	Number of Shares	Weighted Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2008	1,868	$20.34
Granted	69	8.31
Exercised	(4)	10.00
Forfeited	(11)	22.20
Expired	(41)	10.00
Outstanding, March 31, 2009	1,881	$20.14	4.4	$149
Options exercisable, March 31, 2009	1,494	$22.42	3.3	$—

The weighted average fair value of stock options granted as of March 31, 2009 and 2008 was $3.61 and $4.47, respectively.   As of March 31, 2009, there was $1,321 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 3.0 years.

Employee Stock Purchase Plan

During the three months ended March 31, 2009 and 2008, 19 and 14 shares, respectively, were issued under the Company’s 2008 Employee Stock Purchase Plan.  During the three months ended March 31, 2009 and 2008, cash received from stock option exercises and employee stock purchases was $191 and $173, respectively.  The actual tax benefit realized for the tax deductions from stock option exercises and plan purchases was $5 and $0 during the three months ended March 31, 2009 and 2008, respectively.

Note 9 — Operating Segment Data

The Company has organized its sales, marketing and production activities into the DDS and LSM segments based on the criteria set forth in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The Company’s management relies on an internal management accounting system to report results of the segments. The system includes revenue and cost information by segment. The Company’s chief operating decision maker makes financial decisions and allocates resources based on the information it receives from this internal system.

DDS includes activities such as drug lead discovery, optimization, drug development and small scale commercial manufacturing. LSM includes pilot to commercial scale manufacturing of active pharmaceutical ingredients, intermediates and other compounds of commercial interest, and includes specialized high potency and controlled substance manufacturing.  Many of the activities of the LSM component are in compliance with the Food and Drug Administration’s (“FDA”) current Good Manufacturing Practices. Corporate activities include business development and administrative functions, as well as research and development costs that have not been allocated to the operating segments.

The following table contains earnings data by operating segment, reconciled to totals included in the unaudited condensed consolidated financial statements:

	Contract Revenue	Milestone & Recurring Royalty Revenue	Income (Loss) from Operations	Depreciation and Amortization
For the three months ended March 31, 2009
DDS	$22,524	$10,786	$13,825	$2,641
LSM	20,720	—	2,457	1,690
Corporate	—	—	(13,687)	—
Total	$43,244	$10,786	$2,595	$4,331

For the three months ended March 31, 2008
DDS	$26,593	$8,233	$15,990	$2,692
LSM	18,744	—	533	1,913
Corporate	—	—	(12,206)	—
Total	$45,337	$8,233	$4,317	$4,605

The following table summarizes other information by segment as of March 31, 2009:

	As of March 31, 2009
	DDS	LSM	Total

Total assets	$239,003	$158,851	$397,854
Goodwill included in total assets	11,172	26,913	38,085

The following table summarizes other information by segment as of December 31, 2008:

	As of December 31, 2008
	DDS	LSM	Total

Total assets	$235,043	$155,641	$390,684
Goodwill included in total assets	13,208	27,064	40,272

Note 10 — Financial Information by Customer Concentration and Geographic Area

Total contract revenue from DDS’s three largest customers represented approximately 18%, 11% and 7% of DDS’s total contract revenue for the three months ended March 31, 2009, and 12%, 8% and 6% of DDS’s total contract revenue for the three months ended March 31, 2008.  Total contract revenue from LSM’s largest customer, GE Healthcare, represented 26% and 53% of LSM’s total contract revenue for the three months ended March 31, 2009 and 2008, respectively.  GE Healthcare accounted for approximately 12% and 22% of the Company’s total contract revenue for the three months ended March 31, 2009 and 2008, respectively.  The decrease in GE Healthcare sales in first quarter 2009 is due to timing of customer shipments as compared to the same period in 2008.  Full year 2009 sales to GE Healthcare are expected to be below amounts recognized in 2008 primarily due to lower demand from GE Healthcare caused by their 2009 inventory reduction efforts.

The Company’s total contract revenue for the three months ended March 31, 2009 and 2008 was recognized from customers in the following geographic regions:

	Three Months Ended March 31,
	2009	2008

United States	58%	64%
Europe	19	28
Asia	22	5
Other	1	3

Total	100%	100%

Note 11 — Comprehensive (Loss) Income

The following table presents the components of the Company’s comprehensive (loss) income for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Net income	$1,942	$4,739

Other comprehensive (loss) income:
Change in unrealized gain on marketable securities, net of taxes	15	39
Change in unrealized loss on interest rate swap, net of taxes	—	(5)
Foreign currency translation (loss) gain	(4,983)	549
Net actuarial loss related to pension and postretirement benefits	6	2
Total comprehensive (loss) income	$(3,020)	$5,324

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

The Company, through its former subsidiary AMR Technology that has been merged into the Company, along with Aventis Pharmaceuticals Inc., the U.S. pharmaceutical business of sanofi-aventis S.A., has been involved in legal proceedings with several companies seeking to market or which are currently marketing generic versions of Allegra. Beginning in 2001, Barr Laboratories, Inc., Impax Laboratories, Inc., Mylan Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Dr. Reddy’s Laboratories, Ltd./Dr. Reddy’s Laboratories, Inc., Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., Sandoz Inc., Sun Pharma Global, Inc., and Wockhardt filed Abbreviated New Drug Applications (“ANDAs”) with the FDA to produce and market generic versions of Allegra products.

In response to the filings described above, beginning in 2001, Aventis Pharmaceuticals filed patent infringement lawsuits against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Dr. Reddy’s Laboratories, Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., Sandoz, Wockhardt, and Sun Pharma Global, Inc.  Each of the lawsuits was filed in the U.S. District Court in New Jersey and alleges infringement of one or more patents owned by Aventis Pharmaceuticals. In addition, beginning on November 14, 2006, Aventis filed two patent infringement suits against Teva Pharmaceuticals USA, Barr Laboratories, Inc. and Barr Pharmaceuticals, Inc. in the Eastern District of Texas based on patents owned by Aventis.  Those lawsuits were transferred to the U.S. District Court in New Jersey.

Further, beginning on March 5, 2004, the Company, through its former subsidiary AMR Technology, along with Aventis Pharmaceuticals, filed suit in the U.S. District Court in New Jersey against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Dr. Reddy’s Laboratories, Amino Chemicals, Ltd., Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., DiPharma S.P.A., DiPharma Francis s.r.l., and Sandoz, asserting infringement of two of our U.S. patents that are exclusively licensed to Aventis Pharmaceuticals relating to Allegra and Allegra-D products.  On December 11, 2006, the Company through its former subsidiary AMR Technology and sanofi-aventis U.S. LLC, an affiliate of Aventis Pharmaceuticals, also filed a patent infringement lawsuit in the Republic of Italy against DiPharma Francis s.r.l. and DiPharma S.P.A. based on European Patent No. 703,902 which is owned by the Company and licensed to sanofi-aventis.  In addition, on December 22, 2006, the Company through its former subsidiary AMR Technology, filed a patent infringement lawsuit in Canada against Novopharm Ltd., Teva Pharmaceutical Industries Ltd., Teva Pharmaceuticals USA, Inc., DiPharma S.P.A. and DiPharma s.r.l. based on Canadian Patent No. 2,181,089. On March 20, 2007, the Company through its former subsidiary AMR Technology filed a patent infringement lawsuit in Australia against Alphapharm Pty Ltd based on Australian Patent No. 699,799.  On September 28, 2007, the Company, through its former subsidiary AMR Technology, filed a patent infringement lawsuit in Australia against Arrow Pharmaceuticals Pty Ltd, Chemists’ Own Pty Ltd, and Sigma Pharmaceuticals Limited based on Australian Patent No. 699,799.

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

On November 18, 2008, the Company, its former subsidiary AMR Technology, Aventis Pharmaceuticals, sanofi-aventis, Teva Pharmaceuticals, and Barr Laboratories reached a settlement regarding the above-described patent infringement litigations relating to Teva Pharmaceuticals and Barr Laboratories.  As part of the settlement, the Company entered into an amendment to its licensing agreement with sanofi-aventis to allow sanofi-aventis to sublicense patents related to ALLEGRA® and ALLEGRA®D-12  to Teva Pharmaceuticals and Barr Laboratories in the United States.  The Company received an upfront sublicense fee from sanofi-aventis of $10 million, and sanofi-aventis will pay royalties to the Company on the sale of products in the United States containing fexofenadine hydrochloride (the generic name for the active ingredient in ALLEGRA®) and products containing fexofenadine hydrochloride and pseudoephedrine hydrochloride (generic ALLEGRA®D-12) by Teva Pharmaceuticals and Barr Laboratories through 2015, along with additional consideration.  While the settlement affords the option for a launch of a generic version of Allegra D-12 in November 2009, the Company will receive quarterly royalties through July 2010 for the branded Allegra D-12 equal to the royalties paid for the quarter ended June 30, 2009.  Thereafter, the royalty rate will revert to the rate in effect prior to the signing of the sub-license amendment.

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

Note 13 — Income Taxes

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Reserve	Tax-effected Interest	Total Reserve
Balance at January 1, 2009	$1,226	$54	$1,280
Decreases related to prior year tax positions	—	—	—
Increases related to current year tax position	69	9	78
Settlements	—	—	—
Lapse of statute	—	—	—
Balance at March 31, 2009	$1,295	$63	$1,358

Additions to, and the remainder of, the reserve for the quarter ended March 31, 2009 represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate for future periods.

The Company classifies interest expense and penalties related to unrecognized tax benefits as a component of income tax expense.  This policy did not change with adoption of FIN 48.  As of March 31, 2009, the Company has not accrued any penalties related to its uncertain tax position as it believes that it is more likely than not that there will not be any assessment of penalties.  The total amount of accrued interest resulting from such unrecognized tax benefits was $97 at March 31, 2009, of which $84 was recognized in prior years.

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

The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The following table presents the fair value of marketable securities by type and their determined level based on the three-tiered fair value hierarchy as of March 31, 2009:

	Fair Value Measurements as of March 31, 2009
Marketable Securities	Total	Level 1	Level 2	Level 3
Obligations of states and political subdivisions	$21,956	$—	$21,956	$—
Auction rate securities	2,400	—	2,400	—
Total	$24,356	$—	$24,356	$—

The Company’s marketable securities are fixed maturity securities and are valued using pricing for similar securities, recently executed transactions, cash flow models with yield curves, broker/dealer quotes and other pricing models utilizing observable inputs. The valuation for the Company’s fixed maturity securities is classified as Level 2.

Note 15 – Recently Issued Accounting Pronouncements

On April 9, 2009, the FASB issued three FASB Staff Positions (“FSP”) intended to provide additional guidance and enhanced disclosures regarding fair value measurements and other-than-temporary impairments of securities:

•
FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, “Fair Value Measurements.” FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2.

•
FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4.

•
FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2.

The Company did not early adopt any of the above FASB staff positions and does not believe that the adoption will have a material impact on the consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our results of operations and financial condition should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the Notes thereto included within this report. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “intend,” “expect,” “anticipate,” “believe,” and “continue” or similar words and include, but are not limited to, statements concerning pension and postretirement benefit costs, GE Healthcare, the Company’s collaboration with Bristol-Myers Squibb (“BMS”), the expected results of the Company’s restructuring of AMRI Hungary, the acquisition of FineKem Laboratories Pvt. Limited (“FineKem”), future acquisitions, earnings, contract revenues, costs and margins, royalty revenues, patent protection and the ongoing Allegra patent infringement litigation, Allegra royalty revenue, government regulation, retention and recruitment of employees, customer spending and business trends, foreign operations (including Singapore, India and Hungary), the effect of the purchase of assets from Ariane Orgachem Private Limited and Ferico Laboratories Limited, collectively known as AMRI India Pvt. Ltd. (“AMRI India”), including increasing options and solutions for customers, business growth and the expansion of the Company’s global market, clinical supply manufacturing, management’s strategic plans, drug discovery, product commercialization, license arrangements, research and development projects and expenses, selling, general and administrative expenses, goodwill impairment, competition and tax rates. The Company’s actual results may differ materially from such forward-looking statements as a result of numerous factors, some of which the Company may not be able to predict and may not be within the Company’s control. Factors that could cause such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 13, 2009, and in Part II Item 1A, “Risk Factors,” in this Form 10-Q.  All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future, except as required by law. References to the “Company,” “we,” “us,” and “our,” refer to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole.

Strategy and Overview

We provide contract services to the world’s leading pharmaceutical and biotechnology companies. We derive our contract revenue from research and development expenditures and commercial manufacturing demands of the pharmaceutical and biotechnology industry.  We continue to execute our long-term strategy to develop and grow an integrated global platform from which we can provide these services.  We have research and/or manufacturing facilities in the United States, Hungary, Singapore and India.  We purchased an additional large-scale manufacturing site in India in January 2008 and completed a 10,000 square foot expansion of our Singapore Research Center in 2008.

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

Our global platform has increased our market share and was developed in order to allow us to maintain and grow margins.  In addition to our globalization, we continue to implement process efficiencies, including our implementation of a process improvement and cost savings campaign (“Lean-to-Excellence”), along with efforts to strengthen our sourcing.  We believe these factors will lead to improved margins in the long-term, as well as helping the Company to remain competitive during the current challenging economic environment.

We conduct proprietary research and development to discover new therapeutically active lead compounds with commercial potential. We anticipate that we would then license these compounds and underlying technology to third parties in return for up-front and service fees and milestone payments, as well as recurring royalty payments if these compounds are developed into new commercial drugs.

Our total revenue for the quarter ended March 31, 2009 was $54.0 million, as compared to $53.6 million for the quarter ended March 31, 2008.

Contract services revenue for the first quarter of 2009 was $43.2 million, compared to $45.3 million in the first quarter of 2008.  Recurring royalty revenues, which are based on the worldwide sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere, as well as on sales of sanofi-aventis’ authorized generics and estimates of sales of Teva’s authorized generics, were higher in the first quarter of 2009 than in the quarter ended March 31, 2008.  Consolidated gross margin was 15.3% for the quarter ended March 31, 2009, compared to 20.1% for the quarter ended March 31, 2008.

During the three months ended March 31, 2009, cash provided by operations was $21.9 million.  The increase of $24.0 million in cash flow from operations from the three months ended March 31, 2008 resulted primarily from an increase in deferred revenue due to the receipt of the $10.0 million sub-licensing fee in 2009 from sanofi-aventis in conjunction with the amended licensing agreement entered into in the fourth quarter of 2008, an increase in accounts payable due to the timing of payments and a decrease in accounts receivable due to the timing of cash collections.  We spent $8.7 million in capital expenditures, primarily related to expansion in Bothell, Washington and Budapest, Hungary.  As of March 31, 2009, we had $99.9 million in cash, cash equivalents and investments and $13.7 million in bank and other related debt.

Results of Operations – Three Months ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues

Total contract revenue

Contract revenue consists primarily of fees earned under contracts with our third party customers.  Our contract revenues for each of our DDS and LSM segments were as follows:

	Three Months Ended March 31,
(in thousands)	2009	2008

DDS	$22,524	$26,593
LSM	20,720	18,744
Total	$43,244	$45,337

DDS contract revenues for the quarter ended March 31, 2009, decreased $4.1 million to $22.5 million as compared to $26.6 million for the same quarter in the prior year.  The decrease is due primarily to a decrease in contract revenue from development and small-scale manufacturing services of $2.3 million due to lower demand from specialty pharma/biotech customers and more competitive pricing in the overall current economic downturn.  In addition, discovery services contract revenue decreased $2.3 million due primarily to the completion in October 2008 of the funded research component of our on-going collaboration with BMS.  We currently expect discovery services and development and small-scale manufacturing services revenue for the full year 2009 to decrease from amounts recognized in 2008. The decrease will be due to completing the recognition of access fees related to the preliminary screening phase of an on-going natural products collaboration, as well as the completion of the funded research component of our on-going collaboration with BMS. Additionally, further decreases will be due to lower demand from specialty pharma/biotech customers and more competitive pricing as a result of the overall current economic downturn.

LSM revenue for the quarter ended March 31, 2009 increased by $2.0 million, due primarily to an increase in commercial sales of $6.2 million due to an increase in demand for existing commercial products as well as shipments of an additional commercial product under supply agreements entered into in the third quarter of 2008.  Additionally, there was an increase in sales from the production of clinical supply materials for use in advanced stage human trials of commercial products of $1.1 million.  These increased revenues were offset in part by a decrease in revenue from sales to GE Healthcare of $4.6 million primarily due to the timing of customer requirements.  We expect LSM contract revenue for the full year of 2009 to decrease slightly from amounts recognized in 2008 primarily due to lower demand from GE Healthcare due to 2009 inventory reduction efforts and as a result of regulatory delays to certain customer projects, as well as customer discontinuation of a late-stage clinical trial, with a resulting conclusion to API production activities.

Recurring royalty revenue

We earn royalties under our licensing agreement with sanofi-aventis S.A. for the active ingredient in Allegra.  Royalties were as follows:

Three Months Ended March 31,
2009	2008
(in thousands)
$10,786	$8,233

Recurring royalties, which are based on the worldwide sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere, as well as on sales of sanofi-aventis and Teva Pharmaceuticals Industries Ltd’s (“Teva”) authorized generics, increased for the quarter ended March 31, 2009 from the quarter ended March 31, 2008, primarily due to an increase in international sales of Allegra by sanofi-aventis as well as the addition of royalties on the sale of authorized generics by Barr and Teva and the recognition of sublicensing fees received under the amended agreement with sanofi-aventis.

The recurring royalties we receive on the sales of Allegra/Telfast have historically provided a material portion of our revenues, earnings, and operating cash flows.  We currently expect royalty revenues for 2009 to increase from amounts recognized in 2008, which will be driven by the new royalty stream we will be earning on Teva’s sales of fexofenadine as well as the amortization of the sub-license fee we received from sanofi-aventis. While the settlement affords the option for a launch of a generic version of Allegra D-12 in November 2009, the Company will receive quarterly royalties for Allegra D-12 through July 2010 equal to the royalties paid for the quarter ended June 30, 2009.

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

Costs and Expenses

Cost of contract revenue

Cost of contract revenue consists primarily of compensation and associated fringe benefits for employees, as well as chemicals, depreciation and other indirect project related costs. Cost of contract revenue for our DDS and LSM segments were as follows:

	Three Months Ended March 31,
Segment	2009	2008
(in thousands)

DDS	$18,380	$18,019
LSM	18,263	18,209
Total	$36,643	$36,228

DDS Gross Margin	18.4%	32.2%
LSM Gross Margin	11.9%	2.9%
Total Gross Margin	15.3%	20.1%

DDS had a contract revenue gross margin of 18.4% for the three months ended March 31, 2009 compared to contract revenue gross margin of 32.2% for the same period in 2008.  The decrease in gross margin primarily resulted from lower demand for these services in relation to our fixed costs, as well as the completion of the funded research component of our on-going collaboration with BMS.  We currently expect DDS contract margins for the remainder of 2009 to slightly increase from the percentage realized in the first quarter.

LSM’s contract revenue gross margin increased to 11.9% for the three months ended March 31, 2009 compared to 2.9% for the same period in 2008.   This increase in gross margin is primarily due to increases in commercial sales, which historically have generated higher margins.  We expect gross margins in the LSM segment for full year 2009 to remain flat with those recognized for the full year of 2008 of approximately 14%.

Technology incentive award

We maintain a Technology Development Incentive Plan, the purpose of which is to stimulate and encourage novel innovative technology developments by our employees.  This plan allows eligible participants to share in a percentage of the net revenue earned by us relating to patented technology with respect to which the eligible participant is named as an inventor or made a significant intellectual contribution. To date, the royalties from Allegra are the main driver of the awards.  Accordingly, as the creator of the technology, the award is currently payable primarily to Dr. Thomas D’Ambra, the Chief Executive Officer and President of the Company. The incentive awards were as follows:

Three Months Ended March 31,
2009	2008
(in thousands)
$1,105	$819

The increase in technology incentive award expense for the quarter ended March 31, 2009 from the quarter ended March 31, 2008 is due to the increase in Allegra royalty revenue.  We expect technology incentive award expense to generally fluctuate directionally and proportionately with fluctuations in Allegra royalties in future periods.

Research and development

Research and development (“R&D”) expense consists of compensation and benefits for scientific personnel for work performed on proprietary technology R&D projects, costs of chemicals and other out of pocket costs, and overhead costs. We utilize our expertise in small molecule chemistry, biocatalysis and natural product technologies to perform our internal R&D projects. The goal of these programs is to discover new compounds with commercial potential. We would then seek to license these compounds to a third party in return for a combination of up-front license fees, milestone payments and recurring royalty payments if these compounds are successfully developed into new drugs and reach the market. In addition, R&D is performed at our large-scale manufacturing facility related to the potential manufacture of new products, the development of processes for the manufacture of generic products with commercial potential, and the development of alternative manufacturing processes.  Research and development expenses were as follows:

Three Months Ended March 31,
2009	2008
(in thousands)
$3,385	$2,909

The increase in R&D expense of $0.5 million for the quarter ended March 31, 2009 from $2.9 million in the quarter ended March 31, 2008 is due primarily to the transition of research staff upon completion of the funded component of the collaboration with BMS.  In addition, the increase is due to the continued establishment of R&D activities at our Singapore facility, including the establishment of in-vitro biology research capabilities.  We currently expect research and development expenses to increase slightly in 2009 from amounts recognized in 2008, as we continue to advance our oncology compound through Phase I clinical trials.  Additionally, we expect increased costs associated with the selection and advancement of two pre-clinical candidates from our existing programs.

Projecting completion dates and anticipated revenue from our internal research programs is not practical at this time due to the early stages of the projects and the inherent risks related to the development of new drugs. Our proprietary amine neurotransmitter reuptake inhibitor program, which was our most advanced project at that time, was licensed to BMS in October 2005 in exchange for up-front license fees, contracted research services, and the rights to future milestone and royalty payments.  We also continue to utilize our proprietary technologies to further advance other early to middle-stage internal research programs in the fields of oncology, irritable bowel syndrome, obesity and CNS, with a view to seeking a licensing partner for these programs at an appropriate research or developmental stage.

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

Selling, general and administrative

Selling, general and administrative expenses consist of compensation and related fringe benefits for marketing, operational and administrative employees, professional service fees, marketing costs and costs related to facilities and information services. Selling, general and administrative expenses were as follows:

Three Months Ended March 31,
2009	2008
(in thousands)
$10,302	$9,297

The increase in selling, general and administrative expenses for the three months ended March 31, 2009 from the three months ended March 31, 2008 is primarily attributable to increases in salaries and benefits, including relocation expenses.  Selling, general and administrative expenses for the full year 2009 are expected to remain flat from amounts recognized in 2008 primarily due to the incremental costs associated with investments in business development and information technology personnel and resources that were made throughout 2008, offset in part by cost savings measures.

Interest income, net

	Three Months Ended March 31,
(in thousands)	2009	2008

Interest expense	$(91)	$(126)
Interest income	202	648
Interest income, net	$111	$522

Net interest income decreased to $0.1 million for the quarter ended March 31, 2009 from $0.5 million for the same period in 2008 due to overall decreased interest rates on the Company’s interest bearing assets and liabilities.

Income tax expense

Three Months Ended March 31,
2009	2008
(in thousands)
$1,092	$41

Income tax expense increased for the quarter ended March 31, 2009, due primarily to the reversal of reserves for an uncertain tax position upon resolution of this matter in 2008, offset in part by a decrease in taxable income.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities. During the first three months of 2009, we generated cash of $21.9 million from operating activities. The primary sources of operating cash flows resulted primarily from the receipt of the $10.0 million sub-licensing fee from sanofi-aventis in conjunction with the amended licensing agreement entered into in the fourth quarter of 2008 and decreases in accounts receivable due to timing of cash collections.

During the first three months of 2009, we used $6.1 million in investing activities, resulting primarily from the use of $8.7 million for the acquisition of property and equipment.

Working capital was $142.8 million at March 31, 2009 as compared to $140.7 million as of December 31, 2008.  There have been no significant changes in future maturities on our long-term debt since December 31, 2008.

We currently have a revolving line of credit in the amount of $45.0 million which has a maturity date in June 2013.  The line of credit bears interest at a variable rate based on the Company’s leverage ratio. As of March 31, 2009, the balance outstanding on the line of credit was $9.7 million, bearing interest at a rate of 3.38%.  The credit facility contains certain financial covenants, including a maximum leverage ratio, a minimum required operating cash flow coverage ratio, a minimum earnings before interest and taxes to interest ratio and a minimum current ratio. Other covenants include limits on asset disposals and the payment of dividends.  As of March 31, 2009 and 2008, we were in compliance with all of the covenants under the credit facility.

The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  There have been no material changes to our contractual obligations since December 31, 2008.  As of March 31, 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

We refer to the policies and estimates set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  Other than the adoption of EITF 03-6-1, there have been no material changes or modifications to the policies since December 31, 2008.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes with respect to the information on Quantitative and Qualitative Disclosures about Market Risk appearing in Part II, Item 7A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

ALBANY MOLECULAR RESEARCH, INC.

Date: May 7, 2009	By:	/s/ Mark T. Frost
Mark T. Frost
Senior Vice President, Administration, Chief Financial Officer and Treasurer (Authorized Officer and Principal Financial Officer)