Form 10-Q
period 2009-06-30
ALBANY MOLECULAR RESEARCH INC
filed 2009-08-06
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009
Common Stock, $.01 par value	31,658,811, excluding treasury shares of 3,824,593

ALBANY MOLECULAR RESEARCH, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

Albany Molecular Research, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except for per share data)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Contract revenue	$38,782	$46,362	$82,026	$91,699
Recurring royalties	8,524	7,573	19,310	15,806
Milestone revenue	4,000	4,000	4,000	4,000
Total revenue	51,306	57,935	105,336	111,505

Cost of contract revenue	36,696	33,531	73,339	69,759
Technology incentive award	920	837	2,025	1,656
Research and development	4,601	2,935	7,986	5,844
Selling, general and administrative	8,719	9,812	19,021	19,109
Restructuring	(15)	1,833	(15)	1,833
Total operating expenses	50,921	48,948	102,356	98,201

Income from operations	385	8,987	2,980	13,304

Interest income, net	100	256	211	778
Other (expense) income, net	(517)	208	(189)	149

(Loss) income before income taxes	(32)	9,451	3,002	14,231

Income tax (benefit) expense	(211)	3,774	881	3,815

Net income	$179	$5,677	$2,121	$10,416

Basic earnings per share	$0.01	$0.18	$0.07	$0.33

Diluted earnings per share	$0.01	$0.18	$0.07	$0.33

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(Dollars and shares in thousands, except for per share data)	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$78,512	$60,400
Investment securities, available-for-sale	21,849	27,070
Accounts receivable, net	32,052	38,529
Royalty income receivable	8,388	6,670
Inventory	25,657	28,670
Unbilled services	432	159
Prepaid expenses and other current assets	8,752	8,944
Deferred income taxes	4,164	4,073
Total current assets	179,806	174,515

Property and equipment, net	171,400	167,502

Goodwill	40,060	40,272
Intangible assets and patents, net	2,120	2,018
Equity investment in unconsolidated affiliates	956	956
Other assets	4,452	5,421
Total assets	$398,794	$390,684

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$21,147	$22,564
Deferred revenue	9,768	7,300
Accrued pension benefits	500	500
Income taxes payable	1,527	3,198
Current installments of long-term debt	270	260
Total current liabilities	33,212	33,822

Long-term liabilities:
Long-term debt, excluding current installments	13,212	13,482
Deferred licensing fees	8,214	—
Deferred rent	1,578	1,156
Deferred income taxes	5,466	9,142
Pension and postretirement benefits	6,184	6,211
Environmental liabilities	191	191
Total liabilities	68,057	64,004

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 100,000 shares authorized, 35,455 shares issued as of June 30, 2009, and 35,278 shares issued as of December 31, 2008	355	353
Additional paid-in capital	200,340	199,020
Retained earnings	192,937	190,816
Accumulated other comprehensive loss, net	(6,007)	(6,621)
	387,625	383,568
Less, treasury shares at cost, 3,825 shares as of June 30, 2009 and December 31, 2008	(56,888)	(56,888)
Total stockholders’ equity	330,737	326,680
Total liabilities and stockholders’ equity	$398,794	$390,684

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
(Dollars in thousands)	June 30, 2009	June 30, 2008

Operating activities
Net income	$2,121	$10,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,478	9,123
Deferred income tax (benefit) expense	(3,767)	819
Loss (gain) on disposal of property, plant and equipment	316	(7)
(Recovery) provision for bad debts	(130)	40
Stock-based compensation expense	1,025	844
Provision for obsolete inventories	2,753	744
Decrease (increase) in:
Accounts receivable	6,607	(6,189)
Royalty income receivable	(1,718)	(1,097)
Inventory, prepaid expenses and other assets	1,114	(9,569)
(Decrease) increase in:
Accounts payable and accrued expenses	(1,417)	4,102
Income tax payable	(1,671)	1,541
Deferred revenue and licensing fees	10,682	1,397
Pension and postretirement benefits	(14)	(408)
Other long-term liabilities	422	—
Net cash provided by operating activities	24,801	11,756

Investing activities
Purchases of investment securities	(1,564)	(19,237)
Proceeds from sales of investment securities	6,652	52,671
Purchase of businesses, net of cash acquired	(12)	(1,729)
Purchase of property, plant and equipment	(11,920)	(9,585)
Proceeds from disposal of property, plant and equipment	143	71
Payments for patent applications and other costs	(219)	(257)
Net cash (used in) provided by investing activities	(6,920)	21,934

Financing activities
Purchases of treasury stock	—	(16,217)
Principal payments on long-term debt	(260)	(9,643)
Borrowings on line of credit	—	9,405
Proceeds from sale of common stock	297	179
Net cash provided by (used in) financing activities	37	(16,276)

Effect of exchange rate changes on cash flows	194	(613)

Increase in cash and cash equivalents	18,112	16,801

Cash and cash equivalents at beginning of period	60,400	45,506

Cash and cash equivalents at end of period	$78,512	$62,307

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

The Company performs its annual goodwill assessment of its reporting units as of the end of the third quarter.  If management’s expectations of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of the Company’s reporting units could change significantly. Such a change could result in goodwill impairment charges in future periods, which could have a significant impact on the Company’s consolidated financial statements. Total goodwill recorded on the Company’s unaudited condensed consolidated balance sheet at June 30, 2009 was $40,060 comprised of $12,916 from the Company’s Discovery/Development/Small Scale Manufacturing (“DDS”) operating segment and $27,144 from the Company’s Large-Scale Manufacturing (“LSM”) segment.

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

Pro forma financial information for the three and six months ended June 30, 2008, as if the FineKem acquisition had been completed as of January 1, 2008, has been excluded due to the immateriality of the operating results of FineKem in relation to the Company’s consolidated operating results as a whole.

Note 3 — Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Weighted average common shares outstanding	30,975	31,401	30,969	31,781
Dilutive effect of stock options	—	37	—	20
Dilutive effect of restricted stock	169	162	137	174
Weighted average common shares outstanding	31,144	31,600	31,106	31,975

The Company has excluded certain outstanding stock options and non-vested restricted shares from the calculation of diluted earnings per share for the three and six months ended June 30, 2009 and 2008 because the exercise price was greater than the average market price of the Company’s common shares during that period, and as such, these options and shares would be anti-dilutive. The weighted average number of anti-dilutive options and restricted shares outstanding (before the effects of the treasury stock method) was 1,919 and 1,604 for the three months ended June 30, 2009 and 2008, respectively and 1,934 and 1,662 for the six months ended June 30, 2009 and 2008, respectively.  These amounts are not included in the calculation of weighted average common shares outstanding.

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

Note 4 — Inventory

Inventory consisted of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Raw materials	$10,497	$8,996
Work in process	2,918	3,396
Finished goods	12,242	16,278
Total	$25,657	$28,670

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

During June 2009, the Company decided to close and consolidate its Balaton, Hungary facility into the new facility in Budapest, Hungary as part of the Company’s goal to streamline operations and to consolidate locations, equipment and operating costs.  As a result of this restructuring, the Company recorded a restructuring charge of approximately $327 in the second quarter of 2009, including termination benefits and personnel realignment costs of approximately $134, lease abandonment charges of $182 and administrative costs associated with the restructuring plan of $11.

The restructuring costs are included under the caption “Restructuring” in the consolidated financial statement of operations during the three and six months ended June 30, 2009 and the year ended December 31, 2008 and the restructuring liabilities are included in “Accounts payable and accrued expenses” on the consolidated balance sheet at June 30, 2009 and December 31, 2008.  The Hungary restructuring activity was recorded in the Company’s DDS operating segment.

The following table displays AMRI Hungary’s restructuring activity and liability balances within our DDS operating segment:
	Balance at January 1, 2009	Charges	Incurred Amounts	Reversals	Foreign Currency Translation Adjustments	Balance at June 30 2009
Termination benefits and personnel realignment	$325	$134	$—	(305)	$(20)	$134
Losses on grant contracts	266	—	(9)	—	(9)	248
Lease abandonment charges	262	182	(111)	—	(15)	318
Administrative costs associated with restructuring	40	11	—	(37)	(3)	11
Total	$893	$327	$(120)	(342)	$(47)	$711

Termination benefits and personnel realignment costs relate to severance packages, relocation, outplacement services, and career counseling for employees affected by this restructuring.  Losses on grant contracts represent estimated contractual losses that will be incurred in performing grant-based work under Hungary’s legacy business model.  Lease abandonment charges relate to costs associated with exiting the current facility.

Anticipated cash outflows related to the Hungary restructuring for the remainder of 2009 is approximately $414, which primarily consists of the payment of termination benefits and personnel realignment and incurring losses on grant contracts and lease abandonment.

Note 6 — Goodwill and Intangible Assets

The carrying amounts of goodwill, by the Company’s DDS and LSM operating segments, as of June 30, 2009 and December 31, 2008 are as follows:

	DDS	LSM	Total

June 30, 2009	$12,916	$27,144	$40,060

December 31, 2008	$13,208	$27,064	$40,272

The decrease in goodwill within the DDS segment from December 31, 2008 to June 30, 2009 is due to the impact of foreign currency translation.  The increase in goodwill within the LSM segment from December 31, 2008 to June 30, 2009 is primarily due to the impact of foreign currency translation, along with a small amount of transaction costs associated with the final valuation of the FineKem acquisition.

The components of intangible assets are as follows:

	Cost	Accumulated Amortization	Net	Amortization Period
June 30, 2009
Patents and Licensing Rights	$3,400	$(1,280)	$2,120	2-16 years

December 31, 2008
Patents and Licensing Rights	$3,181	$(1,163)	$2,018	2-16 years

Amortization expense related to intangible assets was $57 and $346 for the three months ended June 30, 2009 and 2008, respectively and $117 and $501 for the six months ended June 30, 2009 and 2008, respectively.

The following chart represents estimated future annual amortization expense related to intangible assets:

Year ending December 31,
2009 (remaining)	$141
2010	209
2011	189
2012	188
2013	177
Thereafter	1,216

Note 7 - Defined Benefit and Postretirement Welfare Plan

AMRI Rensselaer previously provided retirement benefits under two non-contributory defined benefit plans and a non-contributory, unfunded post-retirement welfare plan. Future benefits under the defined benefit plans and for salaried participants in the post-retirement welfare plan have been frozen.

Components of Net Periodic Benefit Cost

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008	2009	2008	2009	2008

Service cost	$—	$—	$18	$12	$—	$—	$38	$24
Interest cost	313	305	15	10	626	610	31	20
Expected return on plan assets	(362)	(386)	—	—	(724)	(772)	—	—
Amortization of prior service cost	—	—	—	—	—	—	—	—
Recognized net loss	—	—	7	2	—	—	13	4
Net periodic benefit (income) cost	$(49)	$(81)	$40	$24	$(98)	$(162)	$82	$48
Recognized in Accumulated Other Comprehensive Income (“AOCI”):
Net actuarial loss	—	—	7	2	—	—	13	4
Total recognized in AOCI, pre-tax	$—	$—	$7	$2	$—	$—	$13	$4

Employer Contributions

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2008 that it expected to contribute $500 to its pension plan in 2009.  As of June 30, 2009, no contributions have been made.

Note 8 — Share-Based Compensation

During the three and six months ended June 30, 2009, the Company recognized total share based compensation cost of $500 and $1,025, respectively as compared to total share based compensation cost for the three and six months ended June 30, 2008 of $422 and $844, respectively.

The Company grants share-based payments, including restricted shares, under its 2008 Stock Option and Incentive Plan, as well as its 1998 Employee Stock Purchase Plan.

Restricted Stock

A summary of unvested restricted stock activity as of June 30, 2009 and changes during the six months then ended is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2008	509	$10.61
Granted	164	$8.42
Vested	(98)	$9.63
Forfeited	(21)	$10.09
Outstanding, June 30, 2009	554	$10.15

The weighted average fair value of restricted shares per share granted during the six months ended June 30, 2009 and 2008 was $8.42 and $11.28, respectively.  As of June 30, 2009, there was $4,206 of total unrecognized compensation cost related to non-vested restricted shares. That cost is expected to be recognized over a weighted-average period of 3.8 years.  During the six months ended June 30, 2009, 98 restricted shares vested.

Stock Options

The fair value of each stock option award is estimated at the date of grant using the Black-Scholes valuation model based on the following assumptions:

	For the Six Months Ended
	June 30, 2009	June 30, 2008
Expected life in years	5	5
Risk free interest rate	1.98%	2.92%
Volatility	48%	41%
Dividend yield	—	—

A summary of stock option activity under the Company’s Stock Option and Incentive Plans as of June 30, 2009 and changes during the six month period then ended is presented below:

	Number of Shares	Weighted Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2008	1,868	$20.34
Granted	129	8.54
Exercised	(4)	10.00
Forfeited	(31)	24.04
Expired	(42)	11.40
Outstanding, June 30, 2009	1,920	$19.71	4.4	$6
Options exercisable, June 30, 2009	1,525	$21.99	3.2	$—

The weighted average fair value of stock options granted for the six months ended June 30, 2009 and 2008 was $3.74 and $4.85, respectively.   As of June 30, 2009, there was $1,417 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.7 years.

Employee Stock Purchase Plan

During the six months ended June 30, 2009 and 2008, 19 and 14 shares, respectively, were issued under the Company’s 1998 Employee Stock Purchase Plan.  During the six months ended June 30, 2009 and 2008, cash received from stock option exercises and employee stock purchases was $297 and $179, respectively.  The actual tax benefit realized for the tax deductions from stock option exercises and plan purchases was $5 and $0 during the six months ended June 30, 2009 and 2008, respectively.

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

The following table contains earnings data by operating segment, reconciled to totals included in the unaudited condensed consolidated financial statements:

	Contract Revenue	Milestone & Recurring Royalty Revenue	Operating income	Depreciation and Amortization
For the three months ended June 30, 2009
DDS	$19,615	$12,524	$14,218	$2,425
LSM	19,167	—	(513)	1,722
Corporate	—	—	(13,320)	—
Total	$38,782	$12,524	$385	$4,147

For the three months ended June 30, 2008
DDS	$30,064	$11,573	$19,638	$2,882
LSM	16,298	—	2,096	1,636
Corporate	—	—	(12,747)	—
Total	$46,362	$11,573	$8,987	$4,518

For the six months ended June 30, 2009
DDS	$42,139	$23,310	$28,043	$5,066
LSM	39,887	—	1,944	3,412
Corporate	—	—	(27,007)	—
Total	$82,026	$23,310	$2,980	$8,478

For the six months ended June 30, 2008
DDS	$56,657	$19,806	$35,626	$5,574
LSM	35,042	—	2,631	3,549
Corporate	—	—	(24,953)	—
Total	$91,699	$19,806	$13,304	$9,123

The following table summarizes other information by segment as of June 30, 2009:

	As of June 30, 2009
	DDS	LSM	Total

Total assets	$243,677	$155,117	$398,794
Goodwill included in total assets	12,916	27,144	40,060

The following table summarizes other information by segment as of December 31, 2008:

	As of December 31, 2008
	DDS	LSM	Total

Total assets	$235,043	$155,641	$390,684
Goodwill included in total assets	13,208	27,064	40,272

Note 10 — Financial Information by Customer Concentration and Geographic Area

Total contract revenue from DDS’s three largest customers represented approximately 22%, 9% and 6% of DDS’s total contract revenue for the three months ended June 30, 2009, and 11%, 7% and 6% of DDS’s total contract revenue for the three months ended June 30, 2008.  Total contract revenue from DDS’s three largest customers represented approximately 20%, 10% and 6% of DDS’s total contract revenue for the six months ended June 30, 2009 and 11%, 7% and 7% for the six months ended June 30, 2008.  Total contract revenue from LSM’s largest customer, GE Healthcare (“GE”), represented 28% and 37% of LSM’s total contract revenue for the three months ended June 30, 2009 and 2008, respectively.  Total contract revenue from GE represented 30% and 46% of LSM’s total contract revenue for the six months ended June 30, 2009 and 2008, respectively. GE accounted for approximately 14% and 17% of the Company’s total contract revenue for the six months ended June 30, 2009 and 2008, respectively.  The decrease in GE Healthcare sales in 2009 is primarily due to lower demand from GE Healthcare as a result of their 2009 inventory reduction efforts.  Full year 2009 sales to GE Healthcare are expected to be below amounts recognized in 2008 primarily due to lower demand from GE as discussed above.  The DDS segments largest customer, a large pharmaceutical company, represented approximately 10% and 7% of the Company’s total contract revenue for the six months ended June 30, 2009 and 2008, respectively.  The increase in revenues from this customer  as a percentage of total contract revenue in 2009 are due to the expansion of the Company’s contract with this customer, combined with the decrease in total contract revenue from 2008 to 2009.

The Company’s total contract revenue for the three and six months ended June 30, 2009 and 2008 was recognized from customers in the following geographic regions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

United States	59%	75%	57%	70%
Europe	19	19	19	23
Asia	14	5	18	5
Other	8	1	6	2

Total	100%	100%	100%	100%

Note 11 — Comprehensive Income

The following table presents the components of the Company’s comprehensive income for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$179	$5,677	$2,121	$10,416

Other comprehensive loss:
Change in unrealized (loss) gain on available-for-sale securities, net of taxes	(15)	(21)	—	18
Change in unrealized loss on interest rate swap, net of taxes	—	—	—	(5)
Foreign currency translation gain (loss)	5,584	(574)	601	(25)
Net actuarial loss of pension and postretirement benefits	7	2	13	4
Total comprehensive income	$5,755	$5,084	$2,735	$10,408

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

On November 18, 2008, the Company, its former subsidiary AMR Technology, Aventis Pharmaceuticals, sanofi-aventis, Teva Pharmaceuticals, and Barr Laboratories reached a settlement regarding the above-described patent infringement litigations relating to Teva Pharmaceuticals and Barr Laboratories.  As part of the settlement, the Company entered into an amendment to its licensing agreement with sanofi-aventis to allow sanofi-aventis to sublicense patents related to ALLEGRA® and ALLEGRA®D-12  to Teva Pharmaceuticals and Barr Laboratories in the United States.  The Company received an upfront sublicense fee from sanofi-aventis of $10 million, and sanofi-aventis will pay royalties to the Company on the sale of products in the United States containing fexofenadine hydrochloride (the generic name for the active ingredient in ALLEGRA®) and products containing fexofenadine hydrochloride and pseudoephedrine hydrochloride (generic ALLEGRA®D-12) by Teva Pharmaceuticals and Barr Laboratories through 2015, along with additional consideration.  While the settlement affords the option for a launch of a generic version of Allegra D-12 in November 2009, the Company will receive quarterly royalties through July 2010 for the branded Allegra D-12 equal to the royalties paid for the quarter ended June 30, 2009.  Thereafter, the royalty rate will revert to the rate in effect prior to the signing of the sub-license amendment.   The Company and Aventis Pharmaceuticals have also dismissed their claims against Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc. without prejudice.

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

Note 13 — Income Taxes

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”) provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.   The adoption of FIN 48 did not result in a change to the liability of unrecognized benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Reserve	Tax-effected Interest	Total Reserve
Balance at January 1, 2009	$1,226	$54	$1,280
Decreases related to prior year tax positions	—	—	—
Increases related to current year tax position	114	17	131
Settlements	—	—	—
Lapse of statute	—	—	—
Balance at June 30, 2009	$1,340	$71	$1,411

Additions to, and the remainder of, the reserve for the quarter ended June 30, 2009 represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate for future periods.

The Company classifies interest expense and penalties related to unrecognized tax benefits as a component of income tax expense.  This policy did not change with adoption of FIN 48.  As of June 30, 2009, the Company has not accrued any penalties related to its uncertain tax position as it believes that it is more likely than not that there will not be any assessment of penalties.  The total amount of accrued interest resulting from such unrecognized tax benefits was $110 at June 30, 2009, of which $84 was recognized in prior years.

The Company files federal income tax returns, as well as multiple state and foreign jurisdiction tax returns. The Company’s federal income tax returns have been examined by the Internal Revenue Service through the year ended December 31, 2005.  All significant state and foreign matters have been concluded for years through 2003.  Tax examinations commenced in 2009.  Management of the Company believes that the reserves associated with FIN 48 tax positions are adequate to support any future tax examinations.

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

The following table presents the fair value of marketable securities by type and their determined level based on the three-tiered fair value hierarchy as of June 30, 2009:

	Fair Value Measurements as of June 30, 2009
Marketable Securities	Total	Level 1	Level 2	Level 3
Obligations of states and political subdivisions	$19,549	$—	$19,549	$—
Auction rate securities	2,300	—	2,300	—
Total	$21,849	$—	$21,849	$—

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

Note 15 – Recently Issued Accounting Pronouncements

On April 9, 2009, the FASB issued three FASB Staff Positions (“FSP”) intended to provide additional guidance and enhanced disclosures regarding fair value measurements and other-than-temporary impairments of securities:

•
FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, “Fair Value Measurements.” FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 was adopted April 1, 2009.

•
FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities. FSP FAS 115-2 and FAS 124-2 were adopted April 1, 2009.

•
FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP 107-1 and APB 28-1 were adopted April 1, 2009.

The Company adopted the above FASB staff positions and the adoption did not have a material impact on the consolidated financial statements.

Effective April 1, 2009, the Company adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”). The standard modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The Company has evaluated its subsequent events through the filing date.  The standard did not result in significant changes in the practice of subsequent event disclosures or the related accounting thereof, and therefore the adoption did not have any impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 (“SFAS 167”), “Amendments to FASB Interpretation No. 46R.” SFAS 167 revises FIN 46R by eliminating the exemption for qualifying special purpose entities, by establishing a new approach for determining who should consolidate a variable-interest entity and by changing when it is necessary to reassess who should consolidate a variable-interest entity.  This statement is effective for annual reporting periods beginning after November 15, 2009.  We are currently reviewing the impact of SFAS 167 on our financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (“SFAS No. 168”), “The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles”.  SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative.  This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009.  As the Codification was not intended to change or alter existing GAAP, it should not have any impact on the Company’s consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our results of operations and financial condition should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the Notes thereto included within this report. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “intend,” “expect,” “anticipate,” “believe,” and “continue” or similar words and include, but are not limited to, statements concerning pension and postretirement benefit costs, GE Healthcare, the Company’s collaboration with Bristol-Myers Squibb (“BMS”), the expected results of the Company’s restructuring of AMRI Hungary, the acquisition of FineKem Laboratories Pvt. Limited (“FineKem”), future acquisitions, earnings, contract revenues, costs and margins, royalty revenues, patent protection and the ongoing Allegra patent infringement litigation, Allegra royalty revenue, government regulation, retention and recruitment of employees, customer spending and business trends, foreign operations (including Singapore, India and Hungary), the effect of the purchase of assets from Ariane Orgachem Private Limited and Ferico Laboratories Limited, collectively known as AMRI India Pvt. Ltd. (“AMRI India”), including increasing options and solutions for customers, business growth and the expansion of the Company’s global market, clinical supply manufacturing, management’s strategic plans, drug discovery, product commercialization, license arrangements, research and development projects and expenses, selling, general and administrative expenses, goodwill impairment, competition and tax rates. The Company’s actual results may differ materially from such forward-looking statements as a result of numerous factors, some of which the Company may not be able to predict and may not be within the Company’s control. Factors that could cause such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 13, 2009, as updated by Part II Item 1A, “Risk Factors,” in subsequent Forms 10-Q.  All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future, except as required by law. References to the “Company,” “we,” “us,” and “our,” refer to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole.

Strategy and Overview

We provide contract services to many of the world’s leading pharmaceutical and biotechnology companies. We derive our contract revenue from research and development expenditures and commercial manufacturing demands of the pharmaceutical and biotechnology industry.  We continue to execute our long-term strategy to develop and grow an integrated global platform from which we can provide these services.  We have research and/or manufacturing facilities in the United States, Hungary, Singapore and India.  We purchased an additional large-scale manufacturing site in India in January 2008 and completed a 10,000 square foot expansion of our Singapore Research Center in 2008.  Additionally, in 2009 we consolidated existing facilities at both our Hungary and Bothell, Washington locations in order to improve operational efficiencies of staff and services as well as provide capacity for future growth.

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

Our total revenue for the quarter ended June 30, 2009 was $51.3 million, as compared to $57.9 million for the quarter ended June 30, 2008.

Contract services revenue for the second quarter of 2009 was $38.8 million, compared to $46.4 million for the second quarter of 2008.  Recurring royalty revenues, which are based on the worldwide sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere, as well as on sales of sanofi-aventis’ authorized generics and estimates of sales of Teva’s authorized generics, were higher in the second quarter of 2009 than in the quarter ended June 30, 2008.  Consolidated gross margin was 5.4% for the quarter ended June 30, 2009, compared to 27.7% for the quarter ended June 30, 2008.

During the six months ended June 30, 2009, cash provided by operations was $24.8 million.  The increase of $13.0 million in cash flow from operations from the six months ended June 30, 2008 resulted primarily from an increase in deferred revenue due to the receipt of the $10.0 million sub-licensing fee from sanofi-aventis in conjunction with the amended licensing agreement entered into in the fourth quarter of 2008.  We spent $11.9 million in capital expenditures, primarily related to expansion in Bothell, Washington and Budapest, Hungary.  As of June 30, 2009, we had $100.4 million in cash, cash equivalents and investments and $13.5 million in bank and other related debt.

Results of Operations – Three and Six Months ended June 30, 2009 Compared to Three and Six Months Ended June 30, 2008

Revenues

Total contract revenue

Contract revenue consists primarily of fees earned under contracts with our third party customers.  Our contract revenues for each of our DDS and LSM segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008

DDS	$19,615	$30,064	$42,139	$56,657
LSM	19,167	16,298	39,887	35,042
Total	$38,782	$46,362	$82,026	$91,699

DDS contract revenues for the quarter ended June 30, 2009, decreased $10.4 million to $19.6 million as compared to $30.1 million for the same quarter in the prior year.  DDS contract revenues for the six months ended June 30, 3009 decreased $14.5 million to $42.1 million as compared to $56.7 million for the same period in the prior year.  These decreases are due primarily to a decrease in contract revenue from development and small-scale manufacturing services of $7.3 million for the quarter ended June 30, 2009 and a decrease of $9.6 million for the six months ended June 30, 2009 from the same periods in 2008.  These decreases are primarily due to lower demand from specialty pharma/biotech customers and more competitive pricing in the overall current economic downturn.  In addition, discovery services contract revenue decreased $3.1 million for the quarter ended June 30, 2009 and decreased $4.9 million for the six months ended June 30, 2009, as compared to the same periods in 2008, due primarily to the completion in October 2008 of the funded research component of our on-going collaboration with BMS and the completion of recognition of access fees related to the preliminary screening phase of an on-going natural products collaboration, as well as lower customer demand.  We currently expect discovery services and development and small-scale manufacturing services revenue for the second half of 2009 to remain flat with or increase slightly from amounts recognized in the first half of 2009.

LSM revenue for the quarter ended June 30, 2009 increased from the same period in 2008 primarily due to an increase in commercial sales of $4.7 million resulting from an increase in demand for existing commercial products.   This increase was offset, in part, by a decrease of $0.8 million caused by lower demand from GE Healthcare due to 2009 inventory reduction efforts and a decrease of $0.6 million primarily driven by the reduced demand for the production of clinical supply material.  LSM revenue for the six months ended June 30, 2009 increased $4.8 million from the same period in 2008.  This increase was due primarily to an increase in commercial sales of $10.9 million resulting from an increase in demand for existing commercial products as mentioned above, along with shipments of an additional commercial product under supply agreements entered into in the third quarter of 2008.  In addition, there was an increase in sales from the production of clinical supply materials.  These increases were offset in part by lower demand from GE Healthcare due to 2009 inventory reduction efforts and timing of customer requirements.  We expect LSM contract revenue for the second half of 2009 to decrease from amounts recognized in the first half of 2009 primarily due to lower demand from GE Healthcare due to 2009 inventory reduction efforts and reduced demand for the production of clinical supply material.

Recurring royalty revenue

We earn royalties under our licensing agreement with sanofi-aventis S.A. for the active ingredient in Allegra.  Royalties were as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2009	2008	2009	2008
(in thousands)

$8,524	$7,573	$19,310	$15,806

Recurring royalties, which are based on the worldwide sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere, as well as on sales of sanofi-aventis and Teva Pharmaceuticals Industries Ltd’s (“Teva”) authorized generics, increased for the three and six months ended June 30, 2009 from the same periods in 2008, primarily due to an increase in international sales of Allegra by sanofi-aventis as well as the addition of royalties on the sale of authorized generics by Teva, an increased royalty rate on one Allegra product and the recognition of sublicensing fees received under the amended agreement with sanofi-aventis.

The recurring royalties we receive on the sales of Allegra/Telfast have historically provided a material portion of our revenues, earnings and operating cash flows.  We currently expect royalty revenues for 2009 to increase from amounts recognized in 2008, which will be driven by the new royalty stream we will be earning on Teva’s sales of fexofenadine as well as the amortization of the sub-license fee we received from sanofi-aventis. While the settlement affords the option for a launch of a generic version of Allegra D-12 in November 2009, the Company will receive quarterly royalties for Allegra D-12 through July 2010 equal to the royalties paid for the quarter ended June 30, 2009.

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

Milestone revenue

Milestone revenue is earned for achieving certain milestones included in licensing and research agreements with certain customers.  Milestone revenues were as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2009	2008	2009	2008
(in thousands)

$4,000	$4,000	$4,000	$4,000

During the three months ended June 30, 2009, milestone revenue of $4.0 million was recognized as a result of the submission of a Clinical Trial Application in conjunction with the our licensing and research agreement with BMS.  During the three months ended June 30, 2008, milestone revenue of $4.0 million was recognized for reaching the second milestone in conjunction with our licensing and research agreement with BMS.  The milestone payment was triggered by BMS’s submission of an application to initiate Phase 1 clinical studies on a compound.

Costs and Expenses

Cost of contract revenue

Cost of contract revenue consists primarily of compensation and associated fringe benefits for employees, as well as chemicals, depreciation and other indirect project related costs. Cost of contract revenue for our DDS and LSM segments were as follows:

Segment	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2009		2008	2009	2008

DDS	$17,016		$19,328	$35,396	$37,347
LSM	19,680		14,203	37,943	32,412
Total	$36,696		$33,531	$73,339	$69,759

DDS Gross Margin	13.3%		35.7%	16.0%	34.1%
LSM Gross Margin	(2.7	) %	12.9%	4.9%	7.5%
Total Gross Margin	5.4%		27.7%	10.6%	23.9%

DDS had a contract revenue gross margin of 13.3% for the three months ended June 30, 2009 compared to contract revenue gross margin of 35.7% for the same period in 2008 and gross margin of 16% for the six months ended June 30, 2009 as compared to 34.1% for the same period in 2008.  The decrease in gross margin resulted from lower demand for these services in relation to our fixed costs, as well as the completion of the recognition of revenue and access fees associated with the preliminary screening phase of an on-going natural products collaboration project at our Bothell Research facility and the funded research component of our on-going collaboration with BMS.  We currently expect DDS contract margins for the second half of 2009 to remain flat or decrease slightly from the percentage realized in the first half of 2009.

LSM’s contract revenue gross margin decreased to (2.7)% for the three months ended June 30, 2009 compared to 12.9% for the same period in 2008 and decreased to 4.9% for the six months ended June 30, 2009 as compared to 7.5% for the same period in 2008.  This decrease in gross margin is primarily due to lower demand for products which historically have generated higher margins along with non-cash inventory write-downs primarily related to slower moving quantities of a legacy generic product of $1.9 million, an impact of 10% on gross margin.  We expect gross margins in the LSM segment for second half of 2009 to increase from amounts recognized in the first half of 2009 due to product mix and the impact of the inventory write-down in the first half of 2009.

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

Three Months Ended June 30,		Six Months Ended June 30,
2009	2008	2009	2008
(in thousands)

$920	$837	$2,025	$1,656

The increase in technology incentive award expense for the three and six months ended June 30, 2009 from the same periods ended June 30, 2008 is due to the increase in Allegra royalty revenue.  We expect technology incentive award expense to generally fluctuate directionally and proportionately with fluctuations in Allegra royalties in future periods.

Research and development

Research and development (“R&D”) expense consists of compensation and benefits for scientific personnel for work performed on proprietary technology R&D projects, costs of chemicals and other out of pocket costs and overhead costs. We utilize our expertise in small molecule chemistry, biocatalysis and natural product technologies to perform our internal R&D projects. The goal of these programs is to discover new compounds with commercial potential. We would then seek to license these compounds to a third party in return for a combination of up-front license fees, milestone payments and recurring royalty payments if these compounds are successfully developed into new drugs and reach the market. In addition, R&D is performed at our large-scale manufacturing facility related to the potential manufacture of new products, the development of processes for the manufacture of generic products with commercial potential, and the development of alternative manufacturing processes.  Research and development expenses were as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2009	2008	2009	2008
(in thousands)

$4,601	$2,935	$7,986	$5,844

R&D expense increased $1.7 million for the quarter ended June 30, 2009 from $2.9 million in the quarter ended June 30, 2008 and increased $2.1 million for the six months ended June 30, 2009 as compared to the same period in 2008.  These increases are due primarily to the advancement of our oncology compound through Phase I clinical trials and the transition of research staff to our MCH-1 obesity research program upon completion of the funded component of the collaboration with BMS.  In addition, the increase is further caused by the continued establishment of R&D activities at our Singapore facility, including in-vitro biology research capabilities.  We currently expect research and development expenses to increase in 2009 from amounts recognized in 2008, related to the items previously mentioned, as well as an increase in process R&D related to both improving the manufacturing process for our generic API products as well as the manufacturing process for our oncology compound, which is currently in Phase I clinical trials.  Additionally, we expect increased costs associated with the selection and advancement of two pre-clinical candidates from our existing programs.

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

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist of compensation and related fringe benefits for marketing, operational and administrative employees, professional service fees, marketing costs and costs related to facilities and information services.  SG&A expenses were as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2009	2008	2009	2008
(in thousands)

$8,719	$9,812	$19,021	$19,109

The decrease in SG&A expenses for the three months ended June 30, 2009 from the three months ended June 30, 2008 is primarily attributable to a decrease in relocation expenses due to a reduction in new hires in 2009 along with overall cost savings measures.  Additionally, the decrease is due to a reversal of bad debt expense from the collections of previously written-off receivables.  SG&A expenses remained flat for the six months ended June 30, 2009 as compared with the same period in the prior year due primarily to the incremental costs associated with investments in business development and information technology personnel and resources that were made throughout 2008, offset by cost savings measures.  SG&A expenses for the full year 2009 are expected to remain flat from amounts recognized in 2008 primarily due to the increases in salaries and benefits discussed above, offset by cost savings measures.

Interest income, net

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008

Interest expense	$(65)	$(107)	$(156)	$(233)
Interest income	165	363	367	1,011
Interest income, net	$100	$256	$211	$778

Net interest income decreased to $0.1 million for the quarter ended June 30, 2009 from $0.3 million for the same period in 2008 and decreased to $0.2 million for the six months ended June 30, 2009 from $0.8 million for the same period in 2008 due to overall decreased interest rates on the Company’s interest bearing assets and liabilities.

Income tax expense

Three Months Ended June 30,		Six Months Ended June 30,
2009	2008	2009	2008
(in thousands)

$(211)	$3,774	$881	$3,815

Income tax expense decreased for the three and six months ended June 30, 2009, due primarily to the decrease in pre-tax income as compared to amounts in 2008.  Additionally the decrease is due to a lower effective tax rate which is partially due to the Credit for Increasing Research Activities.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities. During the first six months of 2009, we generated cash of $24.8 million from operating activities. The primary sources of operating cash flows resulted primarily from the receipt of the $10.0 million sub-licensing fee from sanofi-aventis in conjunction with the amended licensing agreement entered into in the fourth quarter of 2008 and decreases in accounts receivable due to timing of cash collections.

During the first six months of 2009, we used $7.0 million in investing activities, resulting primarily from the use of $11.9 million for the acquisition of property and equipment, offset in part by the net proceeds from the sale of investment securities of $5.1 million.

Working capital was $146.6 million at June 30, 2009 as compared to $140.7 million as of December 31, 2008.  There have been no significant changes in future maturities on our long-term debt since December 31, 2008.

We currently have a revolving line of credit in the amount of $45.0 million which has a maturity date in June 2013.  The line of credit bears interest at a variable rate based on the Company’s leverage ratio. As of June 30, 2009, the balance outstanding on the line of credit was $9.7 million, bearing interest at a rate of 2.19%.  The credit facility contains certain financial covenants, including a maximum leverage ratio, a minimum required operating cash flow coverage ratio, a minimum earnings before interest and taxes to interest ratio and a minimum current ratio. Other covenants include limits on asset disposals and the payment of dividends.  As of June 30, 2009 and 2008, we were in compliance with all of the covenants under the credit facility.

The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  There have been no material changes to our contractual obligations since December 31, 2008.  As of June 30, 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders (the “Annual Meeting”) on June 3, 2009.  The following are the results of the votes taken on the various matters presented to the Company’s stockholders at the meeting.

At the Annual Meeting, stockholders of the Company voted to elect Paul S. Anderson, Ph.D. and Kevin O’Connor to serve as Class II Directors of the Company for three-year terms.  Such terms will continue until the Annual Meeting of Stockholders in 2012 and until their respective successors are duly elected and qualified or until their earlier resignation or removal.  The votes cast for, and withheld from, the election of the aforementioned Directors are listed below:

	For	Withheld
Paul S. Anderson, Ph.D.	28,180,412	300,831

Kevin O’Connor	27,386,534	1,094,709

The following individuals continued as directors following the Annual Meeting:  Thomas E. D’Ambra, Ph.D., Veronica G.H. Jordan, Ph.D., Arthur Roth, Una S. Ryan, Ph.D., O.B.E., Anthony P. Tartaglia, M.D.

The proposal to ratify the appointment of KPMG LLP as the independent auditor was passed with the following vote:

For	Against	Abstain
28,173,408	269,767	38,068

Item 6.	Exhibits

(a)	Exhibits.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALBANY MOLECULAR RESEARCH, INC.

Date: August 6, 2009	By:	/s/ Mark T. Frost
Mark T. Frost
Senior Vice President, Administration, Chief Financial Officer and Treasurer (Authorized Officer and Principal Financial Officer)