Form 10-Q
period 2009-09-30
ALBANY MOLECULAR RESEARCH INC
filed 2009-11-09
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2009
Common Stock, $.01 par value	31,643,768, excluding treasury shares of 3,824,593

ALBANY MOLECULAR RESEARCH, INC.

PART I — FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

Albany Molecular Research, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except for per share data)	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Contract revenue	$39,737	$54,142	$121,763	$145,841
Recurring royalties	7,929	5,723	27,239	21,529
Milestone revenue	—	1,500	4,000	5,500
Total revenue	47,666	61,365	153,002	172,870

Cost of contract revenue	33,885	38,759	107,224	108,518
Technology incentive award	790	568	2,815	2,224
Research and development	4,075	3,610	12,061	9,454
Selling, general and administrative	9,042	9,681	28,063	28,790
Restructuring	(20)	—	(35)	1,833
Total operating expenses	47,772	52,618	150,128	150,819

(Loss) income from operations	(106)	8,747	2,874	22,051

Interest income, net	93	212	304	990
Other income(expense), net	98	536	(91)	685

Income before income taxes	85	9,495	3,087	23,726

Income tax (benefit) expense	(280)	2,492	601	6,307

Net income	$365	$7,003	$2,486	$17,419

Basic earnings per share	$0.01	$0.22	$0.08	$0.55

Diluted earnings per share	$0.01	$0.22	$0.08	$0.55

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(Dollars and shares in thousands, except for per share data)	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$77,765	$60,400
Investment securities, available-for-sale	25,383	27,070
Accounts receivable, net	35,712	38,529
Royalty income receivable	7,249	6,670
Inventory	23,228	28,670
Unbilled services	493	159
Prepaid expenses and other current assets	8,990	8,944
Deferred income taxes	4,355	4,073
Total current assets	183,175	174,515

Property and equipment, net	169,559	167,502

Goodwill	40,527	40,272
Intangible assets and patents, net	2,273	2,018
Equity investment in unconsolidated affiliates	956	956
Other assets	3,243	5,421
Total assets	$399,733	$390,684

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$19,820	$22,564
Deferred revenue	10,728	7,300
Accrued pension benefits	145	500
Income taxes payable	1,900	3,198
Current installments of long-term debt	270	260
Total current liabilities	32,863	33,822

Long-term liabilities:
Long-term debt, excluding current installments	13,212	13,482
Deferred licensing fees	7,500	—
Deferred rent	1,552	1,156
Deferred income taxes	4,923	9,142
Pension and postretirement benefits	6,550	6,211
Environmental liabilities	191	191
Total liabilities	66,791	64,004

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 100,000 shares authorized, 35,469 shares issued as of September 30, 2009, and 35,278 shares issued as of December 31, 2008	355	353
Additional paid-in capital	201,091	199,020
Retained earnings	193,302	190,816
Accumulated other comprehensive loss, net	(4,918)	(6,621)
	389,830	383,568
Less, treasury shares at cost, 3,825 shares as of September 30, 2009 and December 31, 2008	(56,888)	(56,888)
Total stockholders’ equity	332,942	326,680
Total liabilities and stockholders’ equity	$399,733	$390,684

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
(Dollars in thousands)	September 30, 2009	September 30, 2008

Operating activities
Net income	$2,486	$17,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,670	13,471
Deferred income tax (benefit) expense	(4,523)	1,428
Loss (gain) on disposal of property, plant and equipment	279	(7)
(Recovery) provision for bad debts	(243)	140
Stock-based compensation expense	1,559	1,323
Provision for obsolete inventories	4,278	1,308
Decrease (increase) in:
Accounts receivable	3,060	(13,857)
Royalty income receivable	(579)	390
Inventory, prepaid expenses and other assets	2,910	(10,521)
(Decrease) increase in:
Accounts payable and accrued expenses	(2,744)	5,826
Income tax payable	(1,298)	2,139
Deferred revenue and licensing fees	10,928	(1,658)
Pension and postretirement benefits	21	(449)
Other long-term liabilities	396	—
Net cash provided by operating activities	29,200	16,952

Investing activities
Purchases of investment securities	(7,782)	(25,757)
Proceeds from sales of investment securities	9,273	56,499
Purchase of businesses, net of cash acquired	(12)	(1,729)
Purchases of property, plant and equipment	(13,573)	(14,417)
Proceeds from disposal of property, plant and equipment	143	71
Payments for patent applications and other costs	(442)	(353)
Net cash (used in) provided by investing activities	(12,393)	14,314

Financing activities
Purchases of treasury stock	—	(16,217)
Principal payments on long-term debt	(260)	(9,643)
Borrowings on line of credit	—	9,405
Proceeds from sale of common stock	509	1,258
Tax benefit of stock option exercises	5	56
Net cash provided by (used in) financing activities	254	(15,141)

Effect of exchange rate changes on cash flows	304	(1,617)

Increase in cash and cash equivalents	17,365	14,508

Cash and cash equivalents at beginning of period	60,400	45,506

Cash and cash equivalents at end of period	$77,765	$60,014

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Contract Revenue Recognition

The Company’s contract revenue consists primarily of fees earned under contracts with third-party customers and reimbursed expenses under such contracts. The Company also seeks to include provisions in certain contracts that contain a combination of up-front licensing fees, milestone and royalty payments should the Company’s proprietary technology and expertise lead to the discovery of new products that become commercial. Reimbursed expenses consist of chemicals and other project specific costs. Generally, the Company’s contracts may be terminated by the customer upon 30 days’ to one year’s prior notice, depending on the terms and/or size of the contract. The Company analyzes its agreements to determine whether the elements can be separated and accounted for individually or as a single unit of accounting in accordance with FASB’s Accounting Standards Codification (“ASC”) 605-25, “Revenue Arrangements with Multiple Deliverables,” and ASC Topic 13 (formerly Staff Accounting Bulletin (“SAB”) 104), “Revenue Recognition”. Allocation of revenue to individual elements that qualify for separate accounting is based on the estimated fair value of the respective elements.

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

Long-lived Assets

In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, among others, the following:

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

Goodwill

In accordance with ASC 350, “Goodwill and Other Intangible Assets”, the Company performs an annual assessment of the carrying value of goodwill for potential impairment (or on an interim basis if certain triggering events occur). A determination of impairment is made based upon the fair value of the related reporting unit. If goodwill is determined to be impaired in the future the Company would be required to record a charge to its results of operations. Factors the Company considers important that could result in an impairment include the following:

•           significant underperformance relative to historical or projected future operating results;

•           significant negative industry or economic trends; and

•           market capitalization relative to net book value.

The Company performs its annual goodwill assessment of its reporting units in the fourth quarter.  If management’s expectations of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of the Company’s reporting units could change significantly. Such a change could result in goodwill impairment charges in future periods, which could have a significant impact on the Company’s consolidated financial statements. Total goodwill recorded on the Company’s unaudited condensed consolidated balance sheet at September 30, 2009 was $40,527 comprised of $13,386 from the Company’s Discovery/Development/Small Scale Manufacturing (“DDS”) operating segment and $27,141 from the Company’s Large-Scale Manufacturing (“LSM”) segment.

Stock Compensation

In accordance with ASC 718 “Stock Compensation”, the Company records the cost resulting from all share-based payment transactions in the financial statements based on the fair value of the share-based payment. The Company establishes fair value as the measurement objective in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans.

Subsequent Events

The Company has evaluated its subsequent events through the filing date and has determined there were no material events since the balance sheet date of this report.

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

Pro forma financial information for the three and nine months ended September 30, 2008, as if the FineKem acquisition had been completed as of January 1, 2008, has been excluded due to the immateriality of the operating results of FineKem in relation to the Company’s consolidated operating results as a whole.

Note 3 — Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Weighted average common shares outstanding	31,007	31,176	30,981	31,517
Dilutive effect of stock options	—	135	—	53
Dilutive effect of restricted stock	182	211	152	189
Weighted average common shares outstanding	31,189	31,522	31,133	31,759

The Company has excluded certain outstanding stock options and non-vested restricted shares from the calculation of diluted earnings per share for the three and nine months ended September 30, 2009 and 2008 because the exercise price was greater than the average market price of the Company’s common shares during that period, and as such, these options and shares would be anti-dilutive. The weighted average number of anti-dilutive options and restricted shares outstanding (before the effects of the treasury stock method) was 1,949 and 972 for the three months ended September 30, 2009 and 2008, respectively and 1,951 and 1,593 for the nine months ended September 30, 2009 and 2008, respectively.  These amounts are not included in the calculation of weighted average common shares outstanding.

ASC 260, “Earnings Per Share”, classifies unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method.

Note 4 — Inventory

Inventory consisted of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Raw materials	$7,983	$8,996
Work in process	3,228	3,396
Finished goods	12,017	16,278
Total	$23,228	$28,670

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

During August 2009, the Company closed and consolidated its Balaton, Hungary facility into the new facility in Budapest, Hungary as part of the Company’s goal to streamline operations and to consolidate locations, equipment and operating costs.  As a result of this restructuring, the Company recorded a restructuring charge of approximately $327 in the second quarter of 2009, including termination benefits and personnel realignment costs of approximately $134, lease abandonment charges of $182 and administrative costs associated with the restructuring plan of $11.

The restructuring costs are included under the caption “Restructuring” in the consolidated financial statement of operations during the three and nine months ended September 30, 2009 and the year ended December 31, 2008 and the restructuring liabilities are included in “Accounts payable and accrued expenses” on the consolidated balance sheet at September 30, 2009 and December 31, 2008.  The Hungary restructuring activity was recorded in the Company’s DDS operating segment.

The following table displays AMRI Hungary’s restructuring activity and liability balances within our DDS operating segment:
	Balance at January 1, 2009	Charges	Incurred Amounts	Reversals	Foreign Currency Translation Adjustments	Balance at September 30, 2009
Termination benefits and personnel realignment	$325	$134	$(62)	(305)	$(10)	$82
Losses on grant contracts	266	—	(15)	—	2	253
Lease abandonment charges	262	182	(141)	—	5	308
Administrative costs associated with restructuring	40	11	—	(37)	(2)	12
Total	$893	$327	$(218)	(342)	$(5)	$655

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

Anticipated cash outflows related to the Hungary restructuring for the remainder of 2009 is approximately $278, which primarily consists of the payment of termination benefits and personnel realignment and incurring losses on grant contracts and lease abandonment.

Note 6 — Goodwill and Intangible Assets

The carrying amounts of goodwill, by the Company’s DDS and LSM operating segments, as of September 30, 2009 and December 31, 2008 are as follows:

	DDS	LSM	Total

September 30, 2009	$13,386	$27,141	$40,527

December 31, 2008	$13,208	$27,064	$40,272

The increase in goodwill within the DDS segment from December 31, 2008 to September 30, 2009 is due to the impact of foreign currency translation.  The slight increase in goodwill within the LSM segment from December 31, 2008 to September 30, 2009 is primarily due to the impact of foreign currency translation, along with a small amount of transaction costs associated with the final valuation of the FineKem acquisition.

The components of intangible assets are as follows:

	Cost	Accumulated Amortization	Net	Amortization Period
September 30, 2009
Patents and Licensing Rights	$3,610	$(1,337)	$2,273	2-16 years

December 31, 2008
Patents and Licensing Rights	$3,181	$(1,163)	$2,018	2-16 years

Amortization expense related to intangible assets was $70 and $75 for the three months ended September 30, 2009 and 2008, respectively and $187 and $576 for the nine months ended September 30, 2009 and 2008, respectively.

The following chart represents estimated future annual amortization expense related to intangible assets:

Year ending December 31,
2009 (remaining)	$75
2010	224
2011	203
2012	203
2013	192
Thereafter	1,376

Note 7 - Defined Benefit and Postretirement Welfare Plan

AMRI Rensselaer previously provided retirement benefits under two non-contributory defined benefit plans and a non-contributory, unfunded post-retirement welfare plan. Future benefits under the defined benefit plans and for salaried participants in the post-retirement welfare plan have been frozen.

Components of Net Periodic Benefit Cost

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008	2009	2008	2009	2008

Service cost	$—	$—	$19	$17	$—	$—	$57	$41
Interest cost	339	332	16	18	965	942	47	38
Expected return on plan assets	(361)	(397)	—	—	(1,085)	(1,169)	—	—
Amortization of prior service cost	—	—	—	—	—	—	—	—
Recognized net loss	18	—	6	4	18	—	19	8
Net periodic benefit (income) cost	$(4)	$(65)	$41	$39	$(102)	$(227)	$123	$87
Recognized in Accumulated Other Comprehensive Income (“AOCI”):
Net actuarial loss	18	—	6	4	18	—	19	8
Total recognized in AOCI, pre-tax	$18	$—	$6	$4	$18	$—	$19	$8

Employer Contributions

The Company does not currently anticipate making any contributions during 2009.

Note 8 — Share-Based Compensation

During the three and nine months ended September 30, 2009, the Company recognized total share based compensation cost of $533 and $1,559, respectively as compared to total share based compensation cost for the three and nine months ended September 30, 2008 of $480 and $1,321 respectively.

The Company grants share-based payments, including restricted shares, under its 2008 Stock Option and Incentive Plan, as well as its 1998 Employee Stock Purchase Plan.

Restricted Stock

A summary of unvested restricted stock activity as of September 30, 2009 and changes during the nine months then ended is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2008	509	$10.61
Granted	164	$8.42
Vested	(104)	$9.79
Forfeited	(38)	$10.33
Outstanding, September 30, 2009	531	$10.11

The weighted average fair value of restricted shares per share granted during the nine months ended September 30, 2009 and 2008 was $8.42 and $11.47, respectively.  As of September 30, 2009, there was $3,706 of total unrecognized compensation cost related to non-vested restricted shares. That cost is expected to be recognized over a weighted-average period of 3.6 years.

Stock Options

The fair value of each stock option award is estimated at the date of grant using the Black-Scholes valuation model based on the following assumptions:

	For the Nine Months Ended
	September 30, 2009	September 30, 2008
Expected life in years	5	5
Risk free interest rate	1.98%	2.90%
Volatility	48%	41%
Dividend yield	—	—

A summary of stock option activity under the Company’s Stock Option and Incentive Plans as of September 30, 2009 and changes during the nine month period then ended is presented below:

	Number of Shares	Weighted Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2008	1,868	$20.34
Granted	129	8.54
Exercised	(4)	10.00
Forfeited	(43)	22.13
Expired	(45)	11.46
Outstanding, September 30, 2009	1,905	$19.72	4.1	$24
Options exercisable, September 30, 2009	1,512	$22.03	2.9	$—

The weighted average fair value of stock options granted for the nine months ended September 30, 2009 and 2008 was $3.74 and $4.85, respectively.   As of September 30, 2009, there was $1,229 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.4 years.

Employee Stock Purchase Plan

During the nine months ended September 30, 2009 and 2008, 49 and 29 shares, respectively, were issued under the Company’s 1998 Employee Stock Purchase Plan.

During the nine months ended September 30, 2009 and 2008, cash received from stock option exercises and employee stock purchases was $509 and $1,258, respectively.  The actual tax benefit realized for the tax deductions from stock option exercises and plan purchases was $5 and $56 during the nine months ended September 30, 2009 and 2008, respectively.

Note 9 — Operating Segment Data

The Company has organized its sales, marketing and production activities into the DDS and LSM segments.  The Company’s management relies on an internal management accounting system to report results of the segments. The system includes revenue and cost information by segment. The Company’s chief operating decision maker makes financial decisions and allocates resources based on the information it receives from this internal system.

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

The following table contains earnings data by operating segment, reconciled to totals included in the unaudited condensed consolidated financial statements:

	Contract Revenue	Milestone & Recurring Royalty Revenue	Operating income	Depreciation and Amortization
For the three months ended September 30, 2009
DDS	$21,523	$7,929	$9,895	$2,494
LSM	18,214	—	3,116	1,698
Corporate	—	—	(13,117)	—
Total	$39,737	$7,929	$(106)	$4,192

For the three months ended September 30, 2008
DDS	$30,985	$7,223	$18,082	$2,673
LSM	23,157	—	3,956	1,675
Corporate	—	—	(13,291)	—
Total	$54,142	$7,223	$8,747	$4,348

For the nine months ended September 30, 2009
DDS	$63,662	$31,239	$37,938	$7,560
LSM	58,101	—	5,060	5,110
Corporate	—	—	(40,124)	—
Total	$121,763	$31,239	$2,874	$12,670

For the nine months ended September 30, 2008
DDS	$87,642	$27,029	$53,708	$8,247
LSM	58,199	—	6,587	5,224
Corporate	—	—	(38,244)	—
Total	$145,841	$27,029	$22,051	$13,471

The following table summarizes other information by segment as of September 30, 2009:

	As of September 30, 2009
	DDS	LSM	Total

Total assets	$240,243	$159,490	$399,733
Goodwill included in total assets	13,386	27,141	40,527

The following table summarizes other information by segment as of December 31, 2008:

	As of December 31, 2008
	DDS	LSM	Total

Total assets	$235,043	$155,641	$390,684
Goodwill included in total assets	13,208	27,064	40,272

Note 10 — Financial Information by Customer Concentration and Geographic Area

Total contract revenue from DDS’s three largest customers represented approximately 22%, 9% and 9% of DDS’s total contract revenue for the three months ended September 30, 2009, and 11%, 8% and 8% of DDS’s total contract revenue for the three months ended September 30, 2008.  Total contract revenue from DDS’s three largest customers represented approximately 20%, 10% and 6% of DDS’s total contract revenue for the nine months ended September 30, 2009 and 11%, 10% and 7% for the nine months ended September 30, 2008.  Total contract revenue from LSM’s largest customer, GE Healthcare (“GE”), represented 28% and 42% of LSM’s total contract revenue for the three months ended September 30, 2009 and 2008, respectively.  Total contract revenue from GE represented 28% and 44% of LSM’s total contract revenue for the nine months ended September 30, 2009 and 2008, respectively. GE accounted for approximately 14% and 18% of the Company’s total contract revenue for the nine months ended September 30, 2009 and 2008, respectively.  The decrease in GE Healthcare sales in 2009 is primarily due to lower demand from GE Healthcare as a result of its 2009 inventory reduction efforts.  Full year 2009 sales to GE Healthcare are expected to be below amounts recognized in 2008 primarily due to lower demand from GE as discussed above.  The DDS segment’s largest customer, a large pharmaceutical company, represented approximately 11% and 7% of the Company’s total contract revenue for the nine months ended September 30, 2009 and 2008, respectively.  The increase in revenues from this customer  as a percentage of total contract revenue in 2009 are due to the expansion of the Company’s contract with this customer, combined with the decrease in total contract revenue from 2008 to 2009.

The Company’s total contract revenue for the three and nine months ended September 30, 2009 and 2008 was recognized from customers in the following geographic regions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

United States	56%	68%	60%	68%
Europe	32	23	23	22
Asia	11	5	15	6
Other	1	4	2	4

Total	100%	100%	100%	100%

Note 11 — Comprehensive Income

The following table presents the components of the Company’s comprehensive income for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$365	$7,003	$2,486	$17,419

Other comprehensive loss:
Change in unrealized gain(loss) on available-for-sale securities, net of taxes	4	(35)	4	(17)
Change in unrealized loss on interest rate swap, net of taxes	—	—	—	(5)
Foreign currency translation gain (loss)	1,076	(4,784)	1,677	(4,809)
Net actuarial loss of pension and postretirement benefits, net of tax	9	4	22	8
Total comprehensive income	$1,454	$2,188	$4,189	$12,596

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

Further, beginning on March 5, 2004, the Company, through its former subsidiary AMR Technology, along with Aventis Pharmaceuticals, filed suit in the U.S. District Court in New Jersey against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Dr. Reddy’s Laboratories, Amino Chemicals, Ltd., Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., DiPharma S.P.A., DiPharma Francis s.r.l., and Sandoz, asserting infringement of U.S. Patent Nos. 5,581,011 and 5,750,703 that are exclusively licensed to Aventis Pharmaceuticals relating to Allegra and Allegra-D products.  On December 11, 2006, the Company through its former subsidiary AMR Technology and sanofi-aventis U.S. LLC, an affiliate of Aventis Pharmaceuticals, also filed a patent infringement lawsuit in the Republic of Italy against DiPharma Francis s.r.l. and DiPharma S.P.A. based on European Patent No. 703,902 which is owned by the Company and licensed to sanofi-aventis.  In addition, on December 22, 2006, the Company through its former subsidiary AMR Technology, filed a patent infringement lawsuit in Canada against Novopharm Ltd., Teva Pharmaceutical Industries Ltd., Teva Pharmaceuticals USA, Inc., DiPharma S.P.A. and DiPharma s.r.l. based on Canadian Patent No. 2,181,089. On March 20, 2007, the Company through its former subsidiary AMR Technology filed a patent infringement lawsuit in Australia against Alphapharm Pty Ltd based on Australian Patent No. 699,799.  On September 28, 2007, the Company, through its former subsidiary AMR Technology, filed a patent infringement lawsuit in Australia against Arrow Pharmaceuticals Pty Ltd, Chemists’ Own Pty Ltd, and Sigma Pharmaceuticals Limited based on Australian Patent No. 699,799.  On September 9, 2009, the Company filed patent infringement lawsuits in the U.S. District Court in New Jersey against Dr. Reddy’s Laboratories, Ltd, Dr. Reddy’s Laboratories, Inc., and Sandoz, Inc. asserting infringement of U.S. Patent No. 7,390,906 seeking statutory damages.

Aventis Pharmaceuticals, the Company, and its former subsidiary AMR Technology have entered into covenants not to sue on U.S. Patent No. 5,578,610 with defendants other than Novopharm, DiPharma S.P.A., DiPharma Francis s.r.l., Alphapharm, Arrow Pharmaceuticals Pty Ltd, Chemists’ Own Pty Ltd, and Sigma Pharmaceuticals Limited.  Aventis Pharmaceuticals exclusively licenses U.S. Patent No. 5,578,610 from the Company, but that patent has not been asserted in the litigations in the U.S.  However, the Company and Aventis Pharmaceuticals have agreed that Aventis Pharmaceuticals will continue to pay royalties to the Company based on that patent under the Company’s original license agreement with Aventis Pharmaceuticals. Under the Company’s arrangements with Aventis Pharmaceuticals, the Company will receive royalties until expiration of the underlying patents (2013 for U.S. Patent No. 5,578,610 and 2015 for U.S. Patent No. 5,750,703) unless the patents are earlier determined to be invalid.

On November 18, 2008, the Company, its former subsidiary AMR Technology, Aventis Pharmaceuticals, sanofi-aventis, Teva Pharmaceuticals, and Barr Laboratories reached a settlement regarding the above-described patent infringement litigations relating to Teva Pharmaceuticals and Barr Laboratories.  As part of the settlement, the Company entered into an amendment to its licensing agreement with sanofi-aventis to allow sanofi-aventis to sublicense patents related to ALLEGRA® and ALLEGRA®D-12  to Teva Pharmaceuticals and Barr Laboratories in the United States.  The Company received an upfront sublicense fee from sanofi-aventis of $10 million, and sanofi-aventis will pay royalties to the Company on the sale of products in the United States containing fexofenadine hydrochloride (the generic name for the active ingredient in ALLEGRA®) and products containing fexofenadine hydrochloride and pseudoephedrine hydrochloride (generic ALLEGRA®D-12) by Teva Pharmaceuticals and Barr Laboratories through 2015, along with additional consideration.  As provided in the settlement, Teva Pharmaceuticals launched a generic version of Allegra D-12 in November 2009.  The Company will receive quarterly royalties through July 2010 for the branded Allegra D-12 equal to the royalties paid for the quarter ended June 30, 2009.  Thereafter, the royalty rate will revert to the rate in effect prior to the signing of the sub-license amendment and the Company will also receive a royalty on Teva’s sales of the generic D-12.  The Company and Aventis Pharmaceuticals have also dismissed their claims against Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc. without prejudice.

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

Note 13 — Income Taxes

ASC 740-10-25 and ASC 740-10-30, provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with these subtopics, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Reserve	Tax-effected Interest	Total Reserve
Balance at January 1, 2009	$1,226	$54	$1,280
Decreases related to prior year tax positions	(778)	(64)	(842)
Increases in interest related to prior year tax position	—	22	22
Increases related to current year tax position	142	—	142
Balance at September 30, 2009	$590	$12	$602

Income tax expense for the three and nine months ended September 30, 2009 includes a reduction for uncertain tax positions in the amount of $842 due to various reasons, including the lapse of statue of limitations, the effective settlement with a tax authority and a change in judgment relating to prior year positions.

Additions to, and the remainder of, the reserve for the quarter ended September 30, 2009 represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate for future periods.

The Company classifies interest expense and penalties related to unrecognized tax benefits as a component of income tax expense.  As of September 30, 2009, the Company has not accrued any penalties related to its uncertain tax position as it believes that it is more likely than not that there will not be any assessment of penalties.

The Company files federal income tax returns, as well as multiple state and foreign jurisdiction tax returns. The Company’s federal income tax returns have been examined by the Internal Revenue Service through the year ended December 31, 2005.  All significant state and foreign matters have been concluded for years through 2005.  Tax examinations commenced in 2009.  Management of the Company believes that the reserves associated with tax positions are adequate to support any future tax examinations.

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

Note 14 – Fair Value

ASC 820, “Fair Value Measurements,” establishes a three-tiered fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include:  Level 1 – defined as quoted prices in active markets for identical instruments; Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 – defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table presents the fair value of marketable securities by type and their determined level based on the three-tiered fair value hierarchy as of September 30, 2009:

	Fair Value Measurements as of September 30, 2009
Marketable Securities	Total	Level 1	Level 2	Level 3
Obligations of states and political subdivisions	$23,083	$—	$23,083	$—
Auction rate securities	2,300	—	2,300	—
Total	$25,383	$—	$25,383	$—

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

Note 15 – Recently Issued Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements”, which addresses how revenues should be allocated among all products and services included in our sales arrangements. It establishes a selling price hierarchy for determining the selling price of each product or service, with vendor-specific objective evidence (VSOE) at the highest level, third-party evidence of VSOE at the intermediate level, and a best estimate at the lowest level. It replaces “fair value” with “selling price” in revenue allocation guidance. It also significantly expands the disclosure requirements for such arrangements. ASU 2009-13 will be effective prospectively for sales entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The FASB permits early adoption of ASU 2009-13, applied retrospectively, to the beginning of the year of adoption.  The Company is currently evaluating the impact on its financial statements.
In September 2009, the Company adopted Statement of Financial Accounting Standards No. 168 (“SFAS No. 168”), “The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles”.  SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative.  The Company began to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in this filing.  As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 810, “Amendments to FASB Interpretation No. 46R.” This revises FIN 46R by eliminating the exemption for qualifying special purpose entities, by establishing a new approach for determining who should consolidate a variable-interest entity and by changing when it is necessary to reassess who should consolidate a variable-interest entity.  This statement is effective for annual reporting periods beginning after November 15, 2009.  The Company is currently reviewing the impact of this statement on its financial statements.

In December 2008, the FASB issued ASC 715, “Employers’ Disclosures about Postretirement Benefit Plan Assets”, which is intended to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  Additionally, it requires an employer to disclose more information about how investment allocation decisions are made, more information about major categories of plan assets, including concentrations of risk and fair-value measurements and the fair-value techniques and inputs use to measure plan assets.  These disclosure requirements are effective for years ending after December 15, 2009.  The Company is currently evaluating the impact on its financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our results of operations and financial condition should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the Notes thereto included within this report. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “intend,” “expect,” “anticipate,” “believe,” and “continue” or similar words and include, but are not limited to, statements concerning pension and postretirement benefit costs, GE Healthcare, the Company’s collaboration with Bristol-Myers Squibb (“BMS”), future acquisitions, earnings, contract revenues, costs and margins, royalty revenues, patent protection and the ongoing Allegra patent infringement litigation, Allegra royalty revenue, government regulation, retention and recruitment of employees, customer spending and business trends, foreign operations (including Singapore, India and Hungary), clinical supply manufacturing, management’s strategic plans, drug discovery, product commercialization, license arrangements, research and development projects and expenses, selling, general and administrative expenses, goodwill impairment, competition and tax rates. The Company’s actual results may differ materially from such forward-looking statements as a result of numerous factors, some of which the Company may not be able to predict and may not be within the Company’s control. Factors that could cause such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 13, 2009, as updated by Part II Item 1A, “Risk Factors,” in subsequent Forms 10-Q.  All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future, except as required by law. References to the “Company,” “we,” “us,” and “our,” refer to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole.

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

Our global platform has increased our market share and was developed in order to allow us to maintain and grow margins.  In addition to our globalization, we continue to implement process efficiencies, including our implementation of a process improvement and cost savings campaign (“Lean-to-Excellence”), along with efforts to strengthen our sourcing.  We believe these factors will lead to improved margins in the long-term, as well as helping us to remain competitive during the current challenging economic environment.

We conduct proprietary research and development to discover new therapeutically active lead compounds with commercial potential. We anticipate that we would then license these compounds and underlying technology to third parties in return for up-front and service fees and milestone payments, as well as recurring royalty payments if these compounds are developed into new commercial drugs.

Our total revenue for the quarter ended September 30, 2009 was $47.7 million, as compared to $61.4 million for the quarter ended September 30, 2008.

Contract services revenue for the third quarter of 2009 was $39.7 million, compared to $54.1 million for the third quarter of 2008.  Recurring royalty revenues, which are based on the worldwide sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere, as well as on sales of sanofi-aventis’ authorized generics and estimates of sales of Teva’s authorized generics, were higher in the third quarter of 2009 than in the third quarter of 2008.  Consolidated gross margin was 14.7% for the quarter ended September 30, 2009, compared to 28.4% for the quarter ended September 30, 2008.

During the nine months ended September 30, 2009, cash provided by operations was $29.2 million.  The increase of $12.2 million in cash flow from operations from the nine months ended September 30, 2008 resulted primarily from an increase in deferred revenue due to the receipt of the $10.0 million sub-licensing fee from sanofi-aventis in conjunction with the amended licensing agreement entered into in the fourth quarter of 2008.  We spent $13.6 million in capital expenditures, primarily related to expansion in Bothell, Washington and Budapest, Hungary.  As of September 30, 2009, we had $103.1 million in cash, cash equivalents and investments and $13.5 million in bank and other related debt.

Results of Operations – Three and Nine months ended September 30, 2009 Compared to Three and Nine Months Ended September 30, 2008

Revenues

Total contract revenue

Contract revenue consists primarily of fees earned under contracts with our third party customers.  Our contract revenues for each of our DDS and LSM segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008

DDS	$21,523	$30,985	$63,662	$87,642
LSM	18,214	23,157	58,101	58,199
Total	$39,737	$54,142	$121,763	$145,841

DDS contract revenues for the quarter ended September 30, 2009, decreased $9.5 million to $21.5 million as compared to $31.0 million for the same quarter in the prior year.  DDS contract revenues for the nine months ended September 30, 3009 decreased $24.0 million to $63.6 million as compared to $87.6 million for the same period in the prior year.  These decreases are due primarily to a decrease in contract revenue from development and small-scale manufacturing services of $4.9 million for the quarter ended September 30, 2009 and a decrease of $14.3 million for the nine months ended September 30, 2009 from the same periods in 2008.  These decreases are primarily due to lower demand from specialty pharma/biotech customers and more competitive pricing in the overall current economic downturn.  In addition, discovery services contract revenue decreased $4.6 million for the quarter ended September 30, 2009 and decreased $9.7 million for the nine months ended September 30, 2009, as compared to the same periods in 2008, due primarily to the completion in October 2008 of the funded research component of our on-going collaboration with BMS and the completion of recognition of access fees related to the preliminary screening phase of an on-going natural products collaboration, as well as lower customer demand.  We currently expect discovery services and development and small-scale manufacturing services revenue for the fourth quarter of 2009 to remain consistent with amounts recognized in the third quarter of 2009.

LSM revenue for the quarter ended September 30, 2009 decreased $4.9 million from the same period in 2008 primarily due to a decrease of $4.3 million caused by lower demand from GE Healthcare due to its 2009 inventory reduction efforts and a decrease of $3.0 million primarily driven by the reduced demand for the production of clinical supply material.  These decreases were offset, in part by an increase in commercial sales of $3.3 million resulting from an increase in demand for existing commercial products.   LSM revenue for the nine months ended September 30, 2009 decreased slightly by $0.1 million from the same period in 2008.  This decrease was due primarily to decreases in demand from GE Healthcare and timing of customer requirements of $9.7 million, as well as a decrease of $2.7 million for the reduced demand of clinical supply material, offset in part by an increase in commercial sales of $14.4 million resulting from an increase in demand for existing commercial products as mentioned above, along with shipments of an additional commercial product under supply agreements entered into in the third quarter of 2008.  We expect LSM contract revenue for the full  year of 2009 to decrease from amounts recognized in 2008, primarily due to lower demand from GE Healthcare due to 2009 inventory reduction efforts and additionally as a result of reduced demand for the production of clinical supply material.

Recurring royalty revenue

We earn royalties under our licensing agreement with sanofi-aventis S.A. for the active ingredient in Allegra.  Royalties were as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2009	2008	2009	2008
(in thousands)

$ 7,929	$5,723	$27,239	$21,529

Recurring royalties, which are based on the worldwide sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere, as well as on sales of sanofi-aventis and Teva Pharmaceuticals Industries Ltd’s (“Teva”) authorized generics, increased for the three and nine months ended September 30, 2009 from the same periods in 2008, primarily due to an increase in international sales of Allegra by sanofi-aventis as well as the addition of royalties on the sale of authorized generics by Teva, an increased royalty rate on one Allegra product and the recognition of sublicensing fees received under the amended agreement with sanofi-aventis.

The recurring royalties we receive on the sales of Allegra/Telfast have historically provided a material portion of our revenues, earnings and operating cash flows.  We currently expect royalty revenues for 2009 to increase from amounts recognized in 2008, which will be driven by the new royalty stream we will be earning on Teva’s sales of fexofenadine as well as the amortization of the sub-license fee we received from sanofi-aventis.  As provided in the settlement, Teva Pharmaceuticals launched a generic version of Allegra D-12 in November 2009.  We will receive quarterly royalties through July 2010 for the branded Allegra D-12 equal to the royalties paid for the quarter ended June 30, 2009.  Thereafter, the royalty rate will revert to the rate in effect prior to the signing of the sub-license amendment and we will also receive a royalty on Teva’s sales of the generic of Allegra D-12.

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

Milestone revenue

Milestone revenue is earned for achieving certain milestones included in licensing and research agreements with certain customers.  Milestone revenues were as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2009	2008	2009	2008
(in thousands)

$ —	$1,500	$4,000	$5,500

During the nine months ended September 30, 2009, milestone revenue of $4.0 million was recognized as a result of the submission of a Clinical Trial Application in conjunction with the our licensing and research agreement with BMS.  During the three months ended September 30, 2008, milestone revenue of $1.5 million was recognized for advancing a second compound into pre-clinical development in conjunction with our licensing and research agreement with BMS.  An additional $4.0 million was recognized during the nine months ended September 30, 2008, for reaching the second milestone in conjunction with our licensing and research agreement with BMS.  The milestone payment was triggered by BMS’s submission of an application to initiate Phase 1 clinical studies on a compound.

In November 2009, we announced that milestone revenue of $0.8 million will be recognized in the fourth quarter of 2009.  This milestone revenue will be received due to advancing a third compound into preclinical development under our licensing agreement with BMS.

Costs and Expenses

Cost of contract revenue

Cost of contract revenue consists primarily of compensation and associated fringe benefits for employees, as well as chemicals, depreciation and other indirect project related costs. Cost of contract revenue for our DDS and LSM segments were as follows:

Segment	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008

DDS	$18,787	$19,558	$54,183	$56,905
LSM	15,098	19,201	53,041	51,613
Total	$33,885	$38,759	$107,224	$108,518

DDS Gross Margin	12.7%	36.9%	14.9%	35.1%
LSM Gross Margin	17.1%	17.1%	8.7%	11.3%
Total Gross Margin	14.7%	28.4%	11.9%	25.6%

DDS had a contract revenue gross margin of 12.7% for the three months ended September 30, 2009 compared to contract revenue gross margin of 36.9% for the same period in 2008 and gross margin of 14.9% for the nine months ended September 30, 2009 as compared to 35.1% for the same period in 2008.  The decrease in gross margin resulted from lower demand for these services in relation to our fixed costs, as well as the completion of the recognition of revenue and access fees associated with the preliminary screening phase of an on-going natural products collaboration project at our Bothell Research facility and the funded research component of our on-going collaboration with BMS.  We currently expect DDS contract margins for the fourth quarter of 2009 to remain flat from the percentage realized in the third quarter of 2009.

LSM’s contract revenue gross margin remained flat at 17.1% for the three months ended September 30, 2009 compared to the same period in 2008 and decreased to 8.7% for the nine months ended September 30, 2009 as compared to 11.3% for the same period in 2008.  This decrease in gross margin is primarily due to non-cash inventory write-downs primarily related to slower moving quantities of a legacy generic product of $1.9 million and higher capacity charges due to lower utilization.  We expect gross margins in the LSM segment for the fourth quarter of 2009 to decrease to a negative margin due to decreased utilization and increased capacity charges.

Technology incentive award

We maintain a Technology Development Incentive Plan, the purpose of which is to stimulate and encourage novel innovative technology developments by our employees.  This plan allows eligible participants to share in a percentage of the net revenue earned by us relating to patented technology with respect to which the eligible participant is named as an inventor or made a significant intellectual contribution. To date, the royalties from Allegra are the main driver of the awards.  Accordingly, as the creator of the technology, the award is currently payable primarily to Dr. Thomas D’Ambra, our Chief Executive Officer and President of the Company. The incentive awards were as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2009	2008	2009	2008
(in thousands)

$ 790	$568	$2,815	$2,224

The increase in technology incentive award expense for the three and nine months ended September 30, 2009 from the same periods ended September 30, 2008 is due to the increase in Allegra royalty revenue.  We expect technology incentive award expense to generally fluctuate directionally and proportionately with fluctuations in Allegra royalties in future periods.

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

Three Months Ended September 30,		Nine Months Ended September 30,
2009	2008	2009	2008
(in thousands)

$ 4,075	$3,610	$12,061	$9,454

R&D expense increased to $4.1 million for the quarter ended September 30, 2009 from $3.6 million in the quarter ended September 30, 2008.  This increase is primarily due to manufacturing clinical quantities of an API for an internal R&D project and an increase in process R&D related to both improving the manufacturing process for our generic Active Pharmaceutical Ingredient (“API”) products as well as the manufacturing process for our oncology compound.  R&D expense increased $2.6 million to $12.1 million for the nine months ended September 30, 2009 as compared to the same period in 2008.  This increase is due primarily to the advancement of our oncology compound through Phase I clinical trials and the transition of research staff to our MCH-1 obesity research program upon completion of the funded component of the collaboration with BMS.  In addition, the increase is further caused by the continued establishment of R&D activities at our Singapore facility, including in-vitro biology research capabilities along with improving the manufacturing process for our generic API products.  We currently expect research and development expenses for the fourth quarter of 2009 to decrease from amounts recognized in the third quarter of 2009, as well as to decrease from those amounts recognized in the fourth quarter of 2008.  However, we expect the full year of 2009 R&D expense to remain above amounts recognized in 2008.  This increase is related to the above mentioned increase in process R&D used for both improving the manufacturing process for our generic API products as well as the manufacturing process for our Phase I clinical trial oncology compound, along with increased costs associated with the selection and advancement of our MCH-1 pre-clinical candidate from our existing program.

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

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist of compensation and related fringe benefits for marketing, operational and administrative employees, professional service fees, marketing costs and costs related to facilities and information services.  SG&A expenses were as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2009	2008	2009	2008
(in thousands)

$ 9,042	$9,681	$28,063	$28,790

SG&A expenses for the three months ended September 30, 2009 decreased $0.6 million from the three months ended September 30, 2008 and decreased $0.7 million for the nine months ended September 30, 2009 from the same period in 2008.  These decreases are primarily attributable to a decrease in employee relocation and recruitment expenses due to a reduction in new hires in 2009, along with overall cost savings measures, including cost savings from a reorganization of our large-scale India operations.  Additionally, these decreases are due to a reversal of bad debt expense from the collections of previously written-off receivables, offset in part by incremental costs associated with investments in business development that were made throughout 2008.  SG&A expenses for the full year 2009 are expected to decrease from amounts recognized in 2008 primarily due to cost savings measures.

Interest income, net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008

Interest expense	$(63)	$(139)	$(219)	$(372)
Interest income	156	351	523	1,362
Interest income, net	$93	$212	$304	$990

Net interest income decreased $0.1 for the quarter ended September 30, 2009 from the same period in 2008 and decreased $0.7 million for the nine months ended September 30, 2009 from $1.0 million for the same period in 2008 due to overall decreased interest rates on our interest bearing assets and liabilities.

Income tax (benefit) expense

Three Months Ended September 30,		Nine Months Ended September 30,
2009	2008	2009	2008
(in thousands)

$ (280)	$2,492	$601	$6,307

Income tax expense decreased for the three and nine months ended September 30, 2009, due primarily to the decrease in pre-tax income as compared to amounts in 2008, as well as the release of previously established reserves for uncertain tax positions.  Additionally, the decrease is due to a lower effective tax rate which is partially due to the Credit for Increasing Research Activities.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities. During the first nine months of 2009, we generated cash of $29.2 million from operating activities. The primary sources of operating cash flows resulted primarily from the receipt of the $10.0 million sub-licensing fee from sanofi-aventis in conjunction with the amended licensing agreement entered into in the fourth quarter of 2008 and decreases in accounts receivable due to timing of cash collections.

During the first nine months of 2009, we used $12.4 million in investing activities, resulting primarily from the use of $13.6 million for the acquisition of property and equipment, offset in part by the net proceeds from the sale of investment securities of $1.5 million.

Working capital was $150.3 million at September 30, 2009 as compared to $140.7 million as of December 31, 2008.  There have been no significant changes in future maturities on our long-term debt since December 31, 2008.

We currently have a revolving line of credit in the amount of $45.0 million which has a maturity date in June 2013.  The line of credit bears interest at a variable rate based on our Company’s leverage ratio. As of September 30, 2009, the balance outstanding on the line of credit was $9.7 million, bearing interest at a rate of 2.19%.  The credit facility contains certain financial covenants, including a maximum leverage ratio, a minimum required operating cash flow coverage ratio, a minimum earnings before interest and taxes to interest ratio and a minimum current ratio. Other covenants include limits on asset disposals and the payment of dividends.  As of September 30, 2009 and 2008, we were in compliance with all of the covenants under the credit facility.

The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  There have been no material changes to our contractual obligations since December 31, 2008.  As of September 30, 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In addition to existing lawsuits we have previously filed related to Allegra patent infringement, on September 9, 2009, we filed patent infringement lawsuits in the U.S. District Court in New Jersey against Dr. Reddy’s Laboratories, Ltd, Dr. Reddy’s Laboratories, Inc., and Sandoz, Inc. asserting infringement of U.S. Patent No. 7,390,906, seeking statutory damages.  Please refer to Part 1 – Note 12 for further details and history on this litigation.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

ALBANY MOLECULAR RESEARCH, INC.

Date: November 9, 2009	By:	/s/ Mark T. Frost
Mark T. Frost
Senior Vice President, Administration, Chief Financial Officer and Treasurer (Authorized Officer and Principal Financial Officer)