Form 10-K
period 2009-12-31
ALBANY MOLECULAR RESEARCH INC
filed 2010-03-12
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
None
(Title of Each Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☐    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in  12b-2 of the Exchange Act
☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on June 30, 2009 was approximately $180 million based upon the closing price per share of the Registrant’s Common Stock as reported on the Nasdaq National Market on June 30, 2009. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 28, 2010, there were 31,672,511 outstanding shares of the Registrant’s Common Stock, excluding treasury shares of 3,824,593.

DOCUMENTS INCORPORATED BY REFERENCE
The information required pursuant to Part III of this report is incorporated by reference from the Company’s definitive proxy statement, relating to the annual meeting of stockholders to be held on or around June 2, 2010, pursuant to Regulation 14A to be filed with the Securities and Exchange Commission.

ALBANY MOLECULAR RESEARCH, INC.
INDEX TO
ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

References throughout this Form 10-K to the “Company”, “we,” “us,” and “our” refer to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole. This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “intend,” “expect,” “anticipate,” “believe,” and “continue” or similar words, and include, but are not limited to, statements concerning pension and postretirement benefit costs, the Company’s relationship with GE Healthcare, the Company’s collaboration with Bristol-Myers Squibb (“BMS”), future acquisitions, earnings, contract revenues, costs and margins, royalty revenues, patent protection and the ongoing Allegra® patent infringement litigation, Allegra® royalty revenue, government regulation, retention and recruitment of employees, customer spending and business trends, foreign operations (including Singapore, India, Hungary and the United Kingdom), including increasing options and solutions for customers, business growth and the expansion of the Company’s global market, clinical supply manufacturing, management’s strategic plans, drug discovery, product commercialization, license arrangements, research and development projects and expenses, selling, general and administrative expenses, goodwill impairment, competition and tax rates. The Company’s actual results may differ materially from such forward-looking statements as a result of numerous factors, some of which the Company may not be able to predict and may not be within the Company’s control. Factors that could cause such differences include, but are not limited to, the Company’s ability to recruit and retain experienced scientists and other highly-skilled employees, trends in pharmaceutical and biotechnology companies’ outsourcing chemical and discovery research and development, including softness in these markets, competition from domestic competitors and foreign companies operating under lower cost structures,  the loss of a significant customer, sales of Allegra® (including any deviations in sales estimates provided by sanofi-aventis), the risk of an “at-risk” launch of generic Allegra-D® and the impact of that on the Company’s receipt of significant royalties under the Allegra® license agreement, the risk that Allegra® may be approved for over-the-counter use, the over-the-counter sale of Claritin and Zyrtec, the over-the-counter sale of generic alternatives for the treatment of allergies and the risk of new product introductions for the treatment of allergies, such as Xyzal, including generic forms of Allegra®, the Company’s and sanofi-aventis’s ability to successfully enforce their respective intellectual property, patent rights and technology rights, including with respect to the generic companies’ Abbreviated New Drug Application filings, the Company’s ability to successfully develop novel compounds and lead candidates in its research programs and collaborative arrangements, the Company’s performance under the collaboration with BMS, BMS’s continued pursuit of programs under which the Company provides services, delay or denial of marketing approvals from the Food and Drug Administration (“FDA”) resulting from, among other things, adverse FDA decisions or interpretations of data that differ from BMS’s interpretations and that may require additional clinical trials or potential changes in the cost, scope and duration of clinical trials, if approved, the inability to successfully launch, increase sales of or sustain the product or products in the market, the inability to successfully and efficiently scale-up manufacturing for commercialized compounds, the outcome of clinical work that will be required to commercialize compounds, the Company’s ability to take advantage of proprietary technology and expand the scientific tools available to it, uncertainty concerning charges associated with the Company’s restructuring of its AMRI India or AMRI Hungary business units, which may be higher than estimated at this time, the risk that the Company will not realize the anticipated cost savings from its restructuring plans during the time frame indicated, or even if the anticipated cost savings are achieved, that the AMRI India and the AMRI Hungary business units may remain unprofitable or operate with low gross margins, the ability of the Company’s strategic investments and acquisitions to perform as expected and the cost and any goodwill impairment related to such investments and acquisitions, the Company's timing and ability to successfully integrate Excelsyn and AMRI India’s operations (including implementation of the Company's systems and controls) and employees, the introduction of new services by competitors or the entry of new competitors into the markets for the Company's, Excelsyn’s and AMRI India’s services, the failure by the company to retain key employees of these locations, failure to further develop and successfully market AMRI India’s service offerings, the Company’s ability to successfully complete its ongoing expansion projects on schedule, the risks associated with international operations and managing our international operations, especially in India, Singapore, Hungary and the U.K., the Company’s ability to execute its business plan for compound and chemical screening libraries, failure to achieve anticipated revenues and earnings, the existence of deficiencies and/or material weaknesses in the Company’s internal controls over financial reporting, risks related to the ongoing implementation of its enterprise resource planning system, the Company’s ability to effectively manage its growth, liability for harm caused by drugs the Company develops and tests, liability for contamination or other harm caused by hazardous materials used by the Company, failure to meet strict regulatory requirements, health care reform reducing the price pharmaceutical and biotechnology companies can  charge for drugs, thus reducing resources available to retain the services of our Company, the fluctuation of the market price of our common stock, changes in the foreign currency exchange rates and interest rates, and the possibility of a natural disaster, catastrophic event or terrorist attack. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers should review carefully the risks and uncertainties identified below under the caption “Risk Factors and Certain Factors Affecting Forward-Looking Statements” and elsewhere in this 10-K. All forward-looking statements are made as of the date of this report and we do not undertake any obligation to update our forward-looking statements, except as required by applicable law.

PART I

ITEM 1. BUSINESS.

Overview

Albany Molecular Research, Inc. (the “Company,” “AMRI”, “we,” “us,” and “our”), a Delaware corporation incorporated on June 20, 1991, provides scientific services, technologies and products focused on improving the quality of life. The Company’s core business consists of a fee-for-service contract services platform encompassing drug discovery, development and manufacturing services, and a separate, strategic technology division consisting of proprietary technology investments, internal drug discovery and niche generic active pharmaceutical ingredient product development. With locations in the U.S., Europe, and Asia, the Company provides customers with a wide range of services, technologies and cost models.

Business Strategy

AMRI is uniquely positioned in the marketplace to provide a competitive advantage to a diverse group of customers.  Our reputation of providing the highest quality service and a variety of pricing options provides more companies with the security of sourcing discovery, development, small and large scale manufacturing projects throughout our global network of research and manufacturing facilities.  What has been a historically fragmented market is currently undergoing consolidation, which provides us an opportunity to use our resources and our expanded global footprint to become a premier player in a much larger marketplace.  A more detailed look at our strategy to accomplish this includes the following:

▪
Globalizing our contract services platform - We provide contract services to many of the world’s leading pharmaceutical and biotechnology companies. We derive our contract revenue from research and development expenditures and commercial manufacturing demands of the pharmaceutical and biotechnology industry. We continue to execute our long-term strategy to develop and grow a fully integrated global platform from which we can provide these services.  Over the past several years, through a combination of acquisitions and greenfield startups, we have expanded our global footprint to include large-scale manufacturing facilities in India, as well as research facilities in Hungary, Singapore and India.  Additionally, in February 2010, we acquired a development and large scale manufacturing facility in the UK.  We believe that our presence in these locations provides us with increased access to key global markets, and enables us to provide our customers with a flexible combination of high quality services and competitive cost structures to meet their individual outsourcing needs.

▪
Broaden service offerings – In an effort to capture additional market penetration and increase the comprehensive nature of the services that we are able to provide to our customers, we seek to broaden the scope of our service offerings through a combination of organic growth and strategic acquisitions.  We introduced formulation development and manufacturing to our service offerings in 2009 and we are also expanding our biology capabilities in response to customer demand for integration of these services into their chemistry programs.  Furthermore, our current financial position of significant cash and cash equivalents with minimal debt enables us to pursue additional expansion and high-value strategic acquisitions in the current economic environment.  This will enable us to be a stronger competitor as the market recovers.  Additionally, as the industry rebounds, it is expected that there will be an increase in outsourcing of research and development by larger pharmaceutical companies and a return to growth by biotech and specialty pharmaceuticals.  We continue to pursue making large pharmaceutical companies  a larger part of our customer portfolio.  We believe our ability to offer a hybrid services model, which allows customers to use a combination of our U.S. and international locations, will result in an increase in demand as these companies return to outsourcing R&D in order to replace fixed costs with variable costs.

▪
Leveraging integrated contract services - Our research facilities provide discovery, chemical development, analytical, and small-scale current Good Manufacturing Practices (“cGMP”) manufacturing services.  We seek comprehensive research and/or supply agreements with our customers, incorporating several of our service offerings and/or spanning across the entire pharmaceutical research and development process. Within our discovery services platform, in response to changing industry trends, we are developing responses to customer demand of integrated programs which offers a combination of chemistry and biology services in order to fully integrate all of their needs into one provider.

Compounds developed in our small scale research facilities can then be more easily transitioned to production at our large-scale manufacturing facilities for use in clinical trials and, ultimately, commercial sales if the product meets regulatory approval. We believe that the ability to partner with a single provider of pharmaceutical research and development services from discovery through commercial production is of significant benefit to our customers. Through our comprehensive service offerings, we are able to provide customers with a more efficient transition of experimental compounds through the research and development process, ultimately reducing the time and cost involved in bringing these compounds from concept to market.

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

Our proprietary research and development activities previously led to a licensing agreement with sanofi-aventis and another with Bristol-Myers Squibb Company (“BMS”).  Under our license agreement with sanofi-aventis, we have had revenues of approximately $423 million through December 31, 2009 ..  Under our contract with BMS we have had revenues of approximately $30 million to date, with the potential in excess of $150 million in up-front license, contract service, and milestone revenues.  The contract also provides for recurring royalties on commercial products developed from this technology.

We also continue to utilize our proprietary technologies to further advance other early to middle stage internal research programs in the fields of cancer, irritable bowel disease, obesity and central nervous system (“CNS”) diseases, with a view to seeking a licensing partner for these programs at an appropriate research or developmental stage.

In addition, research and development is performed for our large-scale manufacturing business related to the potential manufacture of new products, the development of processes for the manufacture of generic products with niche commercial potential, and the development of alternative manufacturing processes.

▪
Return to expanding margins – Our global platform has increased our market penetration and was developed to help us to maintain and grow margins.  Although the current economy has led to a decrease in margins from prior years, we were able to mitigate an even larger reduction by proactively managing our expenses through a variety of savings measures.  The cost bases of our manufacturing and research facilities are largely fixed in nature, however, we continue to seek savings opportunities to minimize this base of fixed costs, including process efficiencies and improved sourcing.  We also seek to drive incremental revenue from our facilities through improved execution at our facilities, lower cost markets and investments in our sales & marketing team.

Industry Overview

Pharmaceutical and biotechnology companies are under increasing pressure to deliver new drugs to market, lower the current high cost of new drug research and development and reduce the time required for drug development. This pressure has come about, in part, as a result of the significant number of current drug products on the market for which patent protection has or will soon expire, as well as a reported drop in productivity from pharmaceutical companies’ internal research pipelines.  Further, large pharmaceutical companies are facing increased pressures to reduce their fixed costs base and turn to more flexible cost models.

In order to take advantage of these opportunities and to respond to these pressures, many pharmaceutical and biotechnology companies have augmented their internal research and development capacity through outsourcing.  However, commencing in the fourth quarter of 2008 and continuing into 2009, many of these companies cut some of their internal R&D projects due to the current economic volatility.  In response to this financial crisis, many companies have experienced decreases in cash due to tightening of credit policies by banks and other sources of capital.  Furthermore, entities with additional sources of funding have chosen to become more selective in continuing programs in order to preserve cash.

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

Drug Development

▪
Preclinical Testing.  Following the advancement of a lead compound to a development candidate, advanced preclinical testing is conducted in order to evaluate the efficacy and safety of the development candidate prior to initiating human clinical trials.  During this phase, specialists in chemical development work to identify the best physical form of the compound, selecting appropriate salts and controlling polymorphic form and begin to improve the process for preparing the candidate in larger quantities, often hundreds of grams.  Working with analytical chemists, the development chemists will prepare material of sufficient quality and quantity to be used in IND-enabling toxicity studies.  In the United States, prior to continuing on to the human clinical trials stage, an Investigational New Drug application (“IND”) must be filed with the FDA.  Once the application is filed, the applicant must wait 30 days for comments from the FDA.  If none are received, human clinical trials may commence.

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

Trends in Contracting for Drug Discovery and Development

Beginning in 2005 and continuing through 2008, we experienced strong demand for our developmental and small-scale cGMP manufacturing services as a result of a trend toward drug development and discovery outsourcing. The following trends led to demand for contract services in drug discovery and development:

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

In 2009, we experienced a decrease in customer delivery patterns and demand caused by the economic downturn.  As the industry emerges from this economic downturn, we are cautiously optimistic that demand for our discovery and development services should return.  We continue to build on our strategy of leveraging our global resources to meet changing and expanding global outsourcing needs and additionally to expand our global service platform to meet the needs of our customers.  In 2007, we completed the construction of a 50,000 square foot research center focusing primarily on custom synthesis and medicinal chemistry support services at the Shapoorji Pallonji Biotech Park in Hyderabad, India and have recently planned a 40,000 square foot expansion of this facility.  In 2008, we completed a 10,000 square foot expansion of our Singapore Research Center.  In addition to increasing existing discovery service capabilities, the expansion of our Singapore Research Center also included the introduction of in vitro biology services at the facility.  We also completed the expansion of our research facilities in Budapest, Hungary and Bothell, Washington during 2009.

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

We have integrated our drug discovery and development research facilities with our large-scale manufacturing facilities to allow for the easier transition throughout the entire pharmaceutical research and development process. Through our comprehensive service offerings, we are able to provide customers with a more efficient transition of compounds through the research and development process, ultimately reducing the time and cost involved in bringing these compounds from concept to market. We enhanced our large-scale manufacturing capabilities with our acquisitions of manufacturing facilities in India in 2007 and 2008.  In 2009, we completed the modernization and expansion of our pilot plant facilities in India.  Additionally, in February 2010, we acquired Excelsyn Ltd. which will provide us with additional development and large scale manufacturing services in Europe.  With these acquisitions and expansion, we have globalized our manufacturing operations, which offers us the flexibility to produce raw materials and process intermediates to support our domestic large-scale manufacturing facility. In addition, we believe that these acquisitions improve our generic drug product manufacturing capabilities and provide the opportunity to increase our global manufacturing market penetration over time.

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

Key features of our Assay Design and Development services include:

•	Gathering assay design requirements and objectives from the client

•	Transferring customer developed assays

•	Developing, optimizing and validating assays for screening

Screening

Our diverse offering of screening capabilities, coupled with access to our range of sample collections, give customers the essential tools to efficiently and safely identify active compounds during the lead discovery phases of drug discovery.

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

Our libraries include:

•	Natural Products Libraries

•	Target focused Discovery Libraries

•	Commercial Sample Library (“CSL”)

•	Diverse AMRI Sample Library (“DASL”)

•	Diverse Fragment Based Library

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

Our Chemical Development services include:

•	Process Research and Development

•	Custom Synthesis

•	Process Safety Assessment

•	Scale-up Capabilities

•	High Potency and Controlled Substances

•	Analytical Services

•	Preformulation Services and Physical Characterization

•	Preparative Chromatography

•	IND support Services

•	Fermentation Development and Optimization

•	Building Blocks Collection and Database

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

Formulation

We have added some focused formulation capabilities to our portfolio.  Working in close collaboration with our already established chemical synthesis, analytical development and preformulation groups, we are offering solid dosage formulation development services, cGMP early clinical phase capsule filling using Xcelodose technology, cGMP early clinical Powder in Bottle (“PIB”) for solution and suspension.

Formulation services include:

•	Neat API in-capsule filling

•	PIB for solution and suspension

•	Blending and sieving

•	Milling

•	Tableting

•	Rheology

•	Roller compaction

•	Wet granulation

•	Fluid bed processing, including Wurster coating

•	All associated analytical testing for dosage formulation products

Analytical Chemistry Services

We provide broad analytical chemistry services for drug discovery, pharmaceutical development and manufacturing.  With years of industry experience, state-of-the-art technologies and instrumentation, along with close collaboration with synthesis chemists, our analytical services are designed to ensure that the right tools are used to solve even the most difficult problem.

Analytical services that we provide include:

•	Impurity identification & structure elucidation

•	Method development, qualification and validation

•	Preformulation and physical characterization

•	Quality control

•	Stability services

•	Analytical and preparative Supercritical Fluid Chromatography (“SFC”)

•	Preparative chromatography

•	Good Laboratory Practices (“GLP”) bioanalytical services

•	Regulatory support/quality assurance

Proprietary Research and Development

Leveraging our wide array of drug discovery capabilities, we seek to discover and develop promising drug candidates and license these candidates in return for upfront fees, milestones and downstream royalty payments for commercialized drug products. We identify lead series by utilizing our high throughput screening capabilities, coupled with our computer assisted drug design capabilities, to assess our diverse range of synthetic, virtual and natural product screening libraries. Applying the expertise of our separate R&D medicinal chemistry group, supported by our own in vitro biology and in vitro metabolism capabilities and a select range of in vivo service providers, we optimize these lead series to development candidate status, in some cases pursuing these into early clinical studies. Current drug discovery and development projects are focused on treatments for cancer, irritable bowel disease, CNS diseases and obesity. Our R&D efforts benefit from access to a broad array of our scientific services including capabilities in microbial fermentation, molecular biology, cell culture, gene expression and cloning, scale up synthesis of human metabolites, preformulation, chemical development and cGMP synthesis. Additionally, a portion of our R&D efforts focuses on improving the manufacturing process for our generic API products.  We spent $14.5 million, $13.1 million and $12.8 million on research and development activities in 2009, 2008 and 2007, respectively.

Licensing Agreements

In October 2005, we licensed the worldwide rights to develop and commercialize potential products from our amine neurotransmitter reuptake inhibitor technology and patents identified in one of our proprietary research programs to BMS. In conjunction with the licensing agreement, we received a non-refundable, non-creditable up-front payment of $8.0 million. In addition, the agreement provided for the establishment of a research program under which BMS would purchase approximately $10.0 million in research and development services over the initial three year term of the program. The agreement also set forth milestone events that, if achieved by these products, would entitle the Company to non-refundable, non-creditable milestone payments of up to $66.0 million for each of the first and second compounds to achieve these events, and up to $22.0 million for each subsequent product to achieve these events.  These milestone events include candidate nomination, IND or equivalent regulatory filings, commencement of middle- and late-stage clinical trials, and regulatory approval of compounds for commercial sale.  The agreement also provides for the Company to receive royalty payments on worldwide sales of any such product that is commercialized.  From the entry into this agreement through December 31, 2009, we have recorded $11.8 million from achieving certain milestones with BMS.

Our proprietary research and development efforts to date have contributed to the discovery and development of one product that has reached the market. We discovered a new process to prepare a metabolite known as terfenadine carboxylic acid, or TAM, in a purer form. The purer form of TAM is the active ingredient in the non-sedating antihistamine known as fexofenadine HCl, which is sold by sanofi-aventis under the name Allegra® in the Americas and as Telfast elsewhere. We have been issued several United States and foreign patents relating to TAM and the process chemistry by which TAM is produced. Subject to payment of government annuities and maintenance fees, our issued patents relating to TAM expire between 2013 and 2015.

In March 1995, we entered into a license agreement with sanofi-aventis. Under the terms of the license agreement, we granted sanofi-aventis an exclusive, worldwide license to any patents issued to us related to our original TAM patent applications. From the beginning of the agreement through December 31, 2009, we have had revenues of $7.4 million in milestone payments and approximately $423 million in royalties under this license agreement. Sanofi-aventis is obligated under the license agreement to pay ongoing royalties to us based upon its sales of Allegra®/Telfast and generic fexofenadine.  Additionally during the fourth quarter of 2008, we entered into an amendment to our licensing agreement with sanofi-aventis to allow sanofi-aventis to sublicense patents related to Allegra® and Allegra D-12® to Teva Pharmaceuticals and Barr Laboratories in the United States.  Subsequently, Teva Pharmaceuticals acquired Barr Laboratories.  As a result of this amendment, we received an upfront sublicense fee from sanofi-aventis of $10.0 million and additionally we will receive royalties from sanofi-aventis on the sale of products in the United States containing fexofenadine hydrochloride and products containing fexofenadine hydrochloride (generic Allegra®) and pseudoephedrine hydrochloride (generic Allegra D-12®) by Teva Pharmaceuticals through 2015, along with additional consideration. We are not entitled, however, to receive any additional milestone payments under the license agreement. Sales of Allegra®/Telfast and generic fexofenadine by sanofi-aventis worldwide were approximately $1.1 billion, $1.1 billion and $1.0 billion for the year ended December 31, 2009, 2008 and 2007, respectively.  See “Item 3—Legal Proceedings” for discussion of current legal proceedings related to Allegra®/Telfast.

Business Segments

We have organized our activities into two distinct segments.  We rely on an internal management accounting system to report results of these segments. The accounting system includes revenue and cost information by segment. We make financial decisions and allocate resources based on the information we receive from this internal system.  Our large scale manufacturing activities, including pilot to commercial scale manufacturing of active pharmaceutical ingredients and intermediates and high potency and controlled substance manufacturing represent our LSM distinct business segment and our remaining activities, including drug lead discovery, optimization, drug development, and small scale commercial manufacturing represent our DDS business segment.  See Item 7 and the notes to the consolidated financial statements for financial information on the Company’s business segments.

Customers

Our customers include pharmaceutical companies and biotechnology companies and, to a limited extent, agricultural companies, fine chemical companies, contract chemical manufacturers, government research entities and non-profit organizations.  For the year ended December 31, 2009, contract revenue from our three largest customers represented 14%, 12% and 8%, respectively, of our contract revenue.  For the year ended December 31, 2008, contract revenue from our three largest customers represented 17%, 8% and 7%, respectively, of our contract revenue. For the year ended December 31, 2007, contract revenue from our three largest customers represented 19%, 5% and 5%, respectively, of our contract revenue. Our largest customer, General Electric Company (“GE”), represented 14% of total contract revenue for the year ended December 31, 2009.  In the first quarter of 2009, we extended the effective date of a supply agreement with GE through December 2013. See Note 16 to the consolidated financial statements for information on geographic and other customer concentrations.

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

Employees

As of January 31, 2010, we had 1,266 employees. Of these employees, 454 are at our international facilities. Our U.S. large-scale manufacturing hourly work force has 84 employees who are subject to a collective bargaining agreement with the International Chemical Workers Union. A new 4-year collective bargaining agreement was signed in January 2007 with the union and expires in January 2011. Additionally, we have 37 union employees at our large-scale manufacturing facility at AMRI India that are covered by a collective bargaining agreement that expires in May 2010. None of our other employees are subject to any collective bargaining agreement. We consider our relations with our employees and the unions to be good.

Competition

While a small number of larger chemistry outsourcing service providers have emerged as leaders within the industry, the outsourcing market for pharmaceutical and biotechnology contract chemistry services is currently under consolidation from what has recently been highly fragmented.  We face competition based on a number of factors, including size, relative expertise and sophistication, quality and costs of identifying and optimizing potential lead compounds and speed and costs of optimizing chemical processes. In many areas of our business we also face foreign competition from companies in regions with lower cost structures. We compete with the research departments of pharmaceutical companies, biotechnology companies, combinatorial chemistry companies, contract research companies, contract drug manufacturing companies and research and academic institutions.

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

Generally, in order to gain U.S. FDA approval, a company first must conduct preclinical studies in the laboratory and in animal models to gain preliminary information on a compound’s efficacy and to identify any safety problems. The results of these studies are submitted as a part of an IND, that the FDA must review before human clinical trials of an investigational drug can start. In order to commercialize any products, we or our customer will be required to sponsor and file an IND and will be responsible for designing, initiating and overseeing the clinical studies to demonstrate the safety and efficacy that are necessary to obtain FDA approval of any such products. Clinical trials are normally done in three phases and generally take two to seven years, but may take longer, to complete. After completion of clinical trials of a new product, FDA and foreign regulatory authority marketing approval must be obtained. If the product is classified as a new drug, we or our customer will be required to file a new drug application, or NDA, and receive approval before commercial marketing of the drug. The testing and approval processes require substantial time, effort and expense, and we cannot be certain that any approval will be granted on a timely basis, if at all. NDAs submitted to the FDA can take several years to obtain approval. Even if FDA regulatory clearances are obtained, a marketed product is subject to continual review. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. For marketing outside the United States, we will also be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

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

Our manufacturing and research and development processes involve the controlled use of hazardous or potentially hazardous materials and substances. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials, including radioactive compounds and certain waste products. Additionally, we are subject to various laws and regulations relating to safe working conditions, laboratory and manufacturing practices and emissions and wastewater discharges.  Although we believe that our activities currently comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated.  In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our resources. In addition, we cannot predict the extent of regulations that might result from any future legislative or administrative actions, therefore we could be required to incur significant costs to comply with environmental laws and regulations and these actions could restrict our operations in the future.

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

The introduction of a generic Allegra®D could further erode our royalty revenue.

Royalties from sales of Allegra® currently constitute a significant portion of our revenue, operating income and operating cash flow.  In 2005, the Company began to experience a decrease in our royalties from Allegra®, which is primarily attributable to the at-risk launch of generic fexofenadine announced by Barr Pharmaceuticals, Inc. and Teva Pharmaceuticals Industries Ltd. on September 6, 2005.  The launch of the generic product was considered an “at-risk” launch due to on-going patent infringement litigations.  On November 18, 2008, the Company reached a settlement regarding the patent infringement litigations relating to Teva Pharmaceuticals and Barr Laboratories.  Subsequently, Teva Pharmaceutivals acquired Barr Labroatoties.  As part of the settlement, the Company entered into an amendment to its licensing agreement with sanofi-aventis to allow sanofi-aventis to sublicense patents related to Allegra® and Allegra® D-12  to Teva Pharmaceuticals in the United States.  Sanofi-aventis will pay royalties to the Company on the sale of products in the United States containing fexofenadine hydrochloride (the generic name for the active ingredient in Allegra®) and products containing fexofenadine hydrochloride and pseudoephedrine hydrochloride (generic Allegra® D-12) by Teva Pharmaceuticals through 2015, along with additional consideration.  As provided in the settlement, Teva Pharmaceuticals launched a generic version of Allegra®D-12 in November 2009.  The Company will receive quarterly royalties through July 2010 for the branded Allegra®D-12 equal to the royalties paid for the quarter ended June 30, 2009.  Thereafter, the royalty rate will revert to the rate in effect prior to the signing of the sub-license amendment and the Company will also receive a royalty on Teva’s sales of the generic D-12.  Once the royalty rate reverts back to the rate in effect prior to the amendment, royalty revenue could be negatively impacted.  Continued generic Allegra® competition, including the at-risk launch of Allegra®D, may further adversely affect U.S. sales of Allegra®.

We have been issued several patents on a pure form of, and a manufacturing process for, fexofenadine HCl. The patent positions of pharmaceutical, medical and biotechnology firms can be uncertain and can involve complex legal and factual questions. Litigation, in particular patent litigation, can be complex and time-consuming and the outcome is inherently uncertain. We cannot assure our stockholders that we and/or sanofi-aventis will ultimately succeed in any current or future litigation against generic drug manufacturers involving patents with respect to Allegra®. In the event that one or more of the patents owned by us or sanofi-aventis are ultimately determined to be invalid or unenforceable, sanofi-aventis and we would lose exclusivity with respect to the claims covered by those patents. Any such loss of exclusivity or the introduction of generic forms of fexofenadine HCl may cause a reduction in Allegra® sales. In addition, under our current arrangements with sanofi-aventis, sanofi-aventis, with consultation from us, has the right to lead with respect to preparing and executing a strategy to defend and enforce certain of the patents relating to Allegra®, and is executing that role in the current litigation. As a result, we may not be able to control the conduct of such litigation and the strategic decisions that are made during the course of such litigation.  See “Item 3—Legal Proceedings.”

The transition of Allegra® to an over-the-counter (“OTC”) product could materially impact royalty revenue.

In December 2009, sanofi-aventis announced the acquisition of Chattem, Inc., an entity that specializes in OTC transitions.  In conjunction with that acquisition sanovi-aventis also announced their intention to transition Allegra® to an OTC product in the U.S.  While we believe that this transition could be positive in the long term, due to our limited knowledge on the process of transition, U.S. Allegra® sales could be negatively impacted by this transition in the short term.

If the dollar amount of Allegra® sales subject to our license agreement decreases, due to these or any other factors, our revenues from our license agreement with sanofi-aventis will also decrease. Because we have very few costs associated with the Allegra® license, royalties carry a 90% margin.  Therefore, a decrease in revenues from our license agreement for Allegra® would have a material adverse effect on our revenue, operating income and financial condition.

Pharmaceutical and biotechnology companies may discontinue or decrease their usage of our services.

We depend on pharmaceutical and biotechnology companies that use our services for a large portion of our revenues. Although there has been a trend among pharmaceutical and biotechnology companies to outsource drug research and development functions, this trend may not continue. We have experienced increasing pressure on the part of our customers to reduce expenses, including the use of our services as a result of negative economic trends generally and more specifically in the pharmaceutical industry.  Our contract revenues decreased in 2009 and we may be adversely affected in future periods as a result of general economic and/or pharmaceutical industry downturns which has resulted in a diminished availability of liquidity in the marketplace.  If pharmaceutical and biotechnology companies discontinue or decrease their usage of our services, including as a result of a slowdown in the overall global economy, our revenues and earnings could be lower than we currently expect and our revenues may continue to decrease or not grow at historical rates.

We may lose one or more of our major customers.

During the year-ended December 31, 2009, revenues from sales of raw material to GE Healthcare for use in one of its diagnostic imaging agents totaled $21.8 million and represented approximately 14% of our contract revenue, or 11% of our total revenue.  In January 2009, we entered into an amendment to an existing agreement with GE Healthcare, which extends the expiration date of the agreement to 2013.  Additionally, in order to maintain our sales to GE Healthcare, we have agreed to price concessions which have and will continue to impact our margins.  GE Healthcare’s purchases had historically exceeded the contractual minimum purchases, however, due to their inventory reduction efforts in 2009, they did not meet these purchase requirements.  If GE Healthcare continues to materially reduce its purchase levels or attempts to renegotiate prices, there may be a material decrease in our revenues and operating income.  In addition, during the year-ended December 31, 2009 sales to another customer of ours totaled $18.6 million and represented approximately 12% of our contract revenue, or 9% of our total revenue.  In addition, during the year ended December 31, 2009, we provided services to two other major customers representing approximately 14% of our contract revenues or 11% of our total revenue. These customers typically may cancel their contracts with 30 days’ to one-year’s prior notice depending on the size of the contract, for a variety of reasons, many of which are beyond our control. If any one of our major customers cancels its contract with us, our contract revenues may materially decrease.

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

In October 2005, we licensed the worldwide rights to develop and commercialize potential products from our amine neurotransmitter reuptake inhibitors to BMS.  In conjunction with the licensing agreement, we received a non-refundable, non-creditable up-front fee of $8.0 million. In addition, BMS purchased approximately $10.0 million in research and development services over the initial three year term of our agreement.  The license agreement also sets forth development related milestone events that, if achieved by our products, would entitle us to non-refundable, non-creditable milestone payments of up to $66.0 million for each of the first and second products to achieve these events, and up to $22.0 million for each subsequent product to achieve these events.  The license agreement also provides for us to receive royalty payments on worldwide sales of any such product that is commercialized.  To date, we recognized approximately $11.8 million of milestone revenue in conjunction with this agreement.

Our arrangement with BMS is a significant component of our proprietary research and development business.  If there is a delay or failure in BMS’s performance, our proprietary research and development business may not produce the long-term revenues, earnings, or strategic benefits that we anticipate.  We cannot control BMS’s performance or the resources it devotes to our collaborative program.  BMS elected not to utilize our contract research services for this collaboration upon completing the initial term required under the agreement.  In addition, we cannot guarantee BMS’s continued pursuit of programs covered by our agreement.  Furthermore, with respect to any drug candidate resulting from our collaborative program, the FDA may delay or deny marketing approvals because of adverse FDA decisions or interpretations of data that differ from BMS’s interpretations and that may require additional clinical trials or potential changes in the cost, scope and duration of clinical trials.  Even if we succeed in getting market approvals, BMS may not have the ability to successfully launch, increase sales of or sustain the product or products in the market, or efficiently scale-up manufacturing for commercialized compounds.  Disputes may arise between us and BMS, which may not be resolved in our favor.  Further, BMS could merge with or be acquired by another company or experience financial or other setbacks unrelated to our collaboration that could, nevertheless, adversely affect us.  The occurrence of any of these could result in our proprietary research and development business not producing the long-term revenues, earnings, or strategic benefits that we anticipate which could have a material adverse effect on our business.

Our business may be adversely affected if we encounter complications in connection with our continued implementation and operation of information management software and infrastructure.

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

We may be required to record additional goodwill impairment charges.

We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying amount.  We perform our annual assessment of the carrying value of our goodwill for potential impairment using an independent third-party specialist.  A determination of impairment is made based upon the fair value of the related reporting unit.  If goodwill is determined to be impaired in the future we would be required to record a charge to our results of operations.  Factors we consider important which could result in an impairment include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant negative industry or economic trends; and

•	our market capitalization relative to net book value.

As of December 31, 2009, we had $17.6 million of goodwill on our consolidated balance sheet.  During 2009, we recorded a goodwill impairment charge of $22.9 million in our LSM segment as a result of our annual goodwill impairment testing, which determined a decline in fair value to below its carrying value. If any of the factors noted above occur or future annual goodwill impairment tests indicate a further decline in the fair value of our segments, we may be required to record additional goodwill impairment charges in future periods.

Agreements we have with our employees, customers, consultants and other third parties may not afford adequate protection for our valuable intellectual property, confidential information and other proprietary information.

Some of our most valuable assets include patents.  In addition to patent protection, we also rely on trade secrets, know-how, continuing technological innovation and licensing opportunities. In an effort to maintain the confidentiality and ownership of our customer’s information, such as trade secrets, proprietary information and other customer confidential information, as well as our own, we require our employees, consultants and advisors to execute confidentiality and proprietary information agreements. However, these agreements may not provide us with adequate protection against improper use or disclosure of confidential information and there may not be adequate remedies in the event of unauthorized use or disclosure. Furthermore, we may from time to time hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities we conduct. In some situations, our confidentiality and proprietary information agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisors have prior employment or consulting relationships. Although we require our employees and consultants to maintain the confidentiality of all proprietary information of their previous employers, these individuals, or we, may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations. Finally, others may independently develop substantially equivalent proprietary information and techniques causing some technologies that we develop to be patented by other companies. Our failure to protect our proprietary information and techniques may inhibit our ability to compete effectively and our investment in those technologies may not yield the benefits we expected. In addition, we may be subject to claims that we are infringing on the intellectual property of others. We could incur significant costs defending such claims and if we are unsuccessful in defending these claims, we may be subject to liability for infringement.  To the extent that we are unable to protect confidential customer information, we may encounter material harm to our reputation and to our business.

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

In recent years, we have engaged in a number of acquisitions and strategic investments.  Most recently, in February 2010, we completed the acquisition of Excelsyn Ltd, a chemical development and large scale manufacturing business in the United Kingdom. These acquisitions may not be as beneficial to us as we currently expect or as expected at the time of acquisition.  With regards to our strategic equity investments, we record an impairment charge when we believe an investment has experienced a decline in value that is other than temporary.  Future adverse changes in market conditions, poor operating results of underlying investments or the investees’ inability to obtain additional financing could result in our inability to recover the carrying value of the investments, thereby requiring an impairment charge in the future.

Future acquisitions may disrupt our business and distract our management.

We have engaged in a number of acquisitions and strategic investments and we currently expect to continue to do so. However, we may not be able to identify additional suitable acquisition candidates, and if we do identify suitable candidates, we may not be able to make such acquisitions on commercially acceptable terms or at all.  If we acquire another company, we may not be able to successfully integrate the acquired business into our existing business in a timely and non-disruptive manner or at all.  We may have to devote a significant amount of time and resources to do so.  Even with this investment of time and resources, an acquisition may not produce the revenues, earnings or business synergies that we anticipate.  If we fail to integrate the acquired business effectively or if key employees of that business leave, the anticipated benefits of the acquisition would be jeopardized.  The time, capital, management and other resources spent on an acquisition that fails to meet our expectations could cause our business and financial condition to be materially adversely affected.  In addition, acquisitions can involve charges of significant amounts related to goodwill that could become impaired and adversely affect our results of operations.

We may not be able to effectively manage our international operations.

We established contract research facilities in Singapore and Hyderabad, India in 2005, and have continued to expand our facilities in India in 2006, 2007 and 2008. In February 2006, we completed the acquisition of ComGenex, a privately held drug discovery service company in Budapest, Hungary. In June 2007, we acquired AMRI India and in January 2008, we acquired FineKem, which is now a part of AMRI India.  In February 2010, we acquired Excelsyn Ltd, a chemical development and large scale manufacturing business in the United Kingdom.  There are significant risks associated with the establishment of foreign operations, including, but not limited to: geopolitical risks, foreign currency exchange rates and the impact of shifts in the U.S. and local economies on those rates, compliance with local laws and regulations, the protection of our intellectual property and that of our customers, the ability to integrate our corporate culture with local customs and cultures, and the ability to effectively and efficiently supply our international facilities with the required equipment and materials. If we are unable to effectively manage these risks, these locations may not produce the revenues, earnings, or strategic benefits that we anticipate which could have a material adverse affect on our business.

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

Our manufacturing and research and development processes involve the use of hazardous or potentially hazardous materials and substances. We are subject to Federal, state and local laws and regulation governing the use, manufacture, handling, storage and disposal of such materials, including but not limited to radioactive compounds and certain waste products.  Additionally, we are subject to various laws and regulations relating to safe working conditions, laboratory and manufacturing practices and emissions and wastewater discharges.  Although we believe that our activities currently comply with the standards prescribed by such laws and regulations, we cannot completely eliminate the risk of contamination or injury resulting from these materials.  We may incur liability as a result of any contamination or injury.  In addition, we cannot predict the extent of regulations that might result from any future legislative or administrative actions, therefore we could be required to incur significant costs to comply with environmental laws and regulations and these actions could restrict our operations in the future.  Such expenses, liabilities or restrictions could have a material adverse effect on our operations and financial condition.

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

We depend on our laboratories and equipment for the continued operation of our business. Our research and development operations and all administrative functions are primarily conducted at our facilities in Albany and Rensselaer, New York. Although we have contingency plans in effect for natural disasters or other catastrophic events, these events could still disrupt our operations. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies. Any natural disaster or catastrophic event at any of our facilities could have a significant negative impact on our operations.

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

Domestic policy changes, including income tax and health care reform could reduce the prices pharmaceutical and biotechnology companies can charge for drugs they sell, including some of our potential products, which in turn, could reduce the amounts that they have available to retain our services.

We depend on contracts with pharmaceutical and biotechnology companies for a majority of our revenues.  We therefore depend upon the ability of pharmaceutical and biotechnology companies to earn enough profit on the drugs they market to devote substantial resources to the research and development of new drugs.  Additionally, we rely on our collaborative partners to obtain acceptable prices or an adequate level of reimbursement for our current and potential future products.  Continued efforts of government and third-party payors to contain or reduce the cost of heath care through various means, could affect our levels of revenues and earnings.  In certain foreign markets, pricing and/or profitability of pharmaceutical products are subject to governmental control.  Domestically, there have been and may continue to be proposals to implement similar governmental control.  Future legislation may limit the prices pharmaceutical and biotechnology companies can charge for the drugs they market and cost control initiatives could affect the amounts that third-party payors agree to reimburse for those drugs.   We cannot assure that our collaborative partners will be able to obtain acceptable prices for our products which would allow us to sell these products on a competitive and profitable basis.  As a result, such laws and initiatives may have the effect of reducing the resources that pharmaceutical and biotechnology companies can devote to the research and development of new drugs.  If pharmaceutical and biotechnology companies decrease the resources they devote to the research and development of new drugs, the amount of services that we perform, and therefore our revenues, could be reduced.

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

At February 28, 2010, our directors and officers beneficially owned or controlled approximately 15.1% of our outstanding common stock. Individually and in the aggregate, these stockholders significantly influence our management, affairs and all matters requiring stockholder approval. In particular, this concentration of ownership may have the effect of delaying, deferring or preventing an acquisition of us and may adversely affect the market price of our common stock.

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

We may experience disruptions in or the inability to source raw materials to support our production processes or to deliver goods to our customers.

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

We may experience significant increases in operational costs beyond our control.

Costs for certain items which are needed to run our business, such as energy and certain materials, have the potential to fluctuate.  As these cost increases are often dependent on market conditions, and although we do our best to manage these price increases, we may experience increases in our costs due to the volatility of prices and market conditions.  Increases in these costs could negatively impact our results of operations.

Delays in, or failure of, the approval of our customers’ regulatory submissions could impact our revenue and earnings.

The successful transition of clinical and preclinical candidates into long term commercial supply agreements is a key component of the LSM business strategy.  If our customers do not receive approval of their regulatory submissions, this could have a significant negative impact on our revenue and earnings.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal manufacturing and research and development facilities are located in the United States. The aggregate square footage of our operating facilities is approximately 1,032,000 square feet, of which 662,000 square feet are owned and 370,000 square feet are leased. Set forth below is information on our principal facilities:

Location	Square Feet	Primary Purpose
Albany, New York	279,000	Manufacturing, Research & Development and Administration
Rensselaer, New York	276,000	Manufacturing & Research & Development
Aurangabad, India	208,000	Manufacturing
East Greenbush, New York	64,000	Manufacturing & Research & Development
Hyderabad, India	59,000	Research & Development
Bothell, Washington	44,000	Research & Development
Budapest, Hungary	42,000	Research & Development
Syracuse, New York	28,000	Manufacturing & Research & Development
Singapore	26,000	Research & Development
Navi Mumbai, India	6,000	Manufacturing

Our Rensselaer, NY facility and our Aurangabad and Navi Mumbai, India facilities are used in our Large-Scale Manufacturing (“LSM”) segment as reported in the consolidated financial statements. All other facilities are used in our Discovery/Development/Small Scale Manufacturing (“DDS”) segment, as reported in the consolidated financial statements.

Not included in the above chart are our manufacturing and R&D facilities in the U.K., which we recently obtained through our acquisition of Excelsyn Ltd. in February 2010.

We believe these facilities are generally in good condition and suitable for their purpose.  We believe that the capacity associated with these facilities is adequate to meet our anticipated needs through 2010.

ITEM 3. LEGAL PROCEEDINGS.

The Company, from time to time, may be involved in various claims and legal proceedings arising in the ordinary course of business. Except as noted below in regard to litigation relating to Allegra, the Company is not currently a party to any such claims or proceedings which, if decided adversely to the Company, would either individually or in the aggregate have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

On November 18, 2008, the Company, its former subsidiary AMR Technology, Aventis Pharmaceuticals, sanofi-aventis, Teva Pharmaceuticals, and Barr Laboratories reached a settlement regarding the above-described patent infringement litigations relating to Teva Pharmaceuticals and Barr Laboratories.  As part of the settlement, the Company entered into an amendment to its licensing agreement with sanofi-aventis to allow sanofi-aventis to sublicense patents related to ALLEGRA® and ALLEGRA®D-12  to Teva Pharmaceuticals and Barr Laboratories in the United States.  Subsequently, Teva Pharmaceuticals acquired Barr Laboratories.  The Company received an upfront sublicense fee from sanofi-aventis of $10 million, and sanofi-aventis will pay royalties to the Company on the sale of products in the United States containing fexofenadine hydrochloride (the generic name for the active ingredient in ALLEGRA®) and products containing fexofenadine hydrochloride and pseudoephedrine hydrochloride (generic ALLEGRA®D-12) by Teva Pharmaceuticals through 2015, along with additional consideration.  As provided in the settlement, Teva Pharmaceuticals launched a generic version of Allegra D-12 in November 2009.  The Company will receive quarterly royalties through July 2010 for the branded Allegra D-12 equal to the royalties paid for the quarter ended June 30, 2009.  Thereafter, the royalty rate will revert to the rate in effect prior to the signing of the sub-license amendment and the Company will also receive a royalty on Teva Pharmaceutivals’s sales of the generic D-12.  The Company and Aventis Pharmaceuticals have also dismissed their claims against Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc. and Sandoz, Inc. without prejudice.  The Company has also dismissed its claims against DiPharma S.P.A. and DiPharma s.r.l. in Canada without prejudice.

Under applicable federal law, marketing of an FDA-approved generic version of Allegra may not commence until the earlier of a decision favorable to the generic challenger in the patent litigation or 30 months after the date the patent infringement lawsuit was filed. In general, the first generic filer is entitled to a 180-day marketing exclusivity period upon FDA approval.  The launch of a generic product is considered an “at-risk” launch if the launch occurs while there is still on-going litigation.  Of the remaining defendants in the pending litigation, Dr. Reddy’s Laboratories and Mylan Pharmaceuticals have engaged in at-risk launches of generic fexofenadine single-entity products.

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)   Market Information. The Common Stock of the Company is traded on the NASDAQ National Market (“NASDAQ”) under the symbol “AMRI.” The following table sets forth the high and low closing prices for our Common Stock as reported by NASDAQ for the periods indicated:

Period	High	Low
Year ending December 31, 2009
First Quarter	$10.90	$7.45
Second Quarter	$10.23	$8.23
Third Quarter	$10.07	$7.69
Fourth Quarter	$9.40	$8.11

Year ending December 31, 2008
First Quarter	$14.40	$9.41
Second Quarter	$14.50	$11.23
Third Quarter	$18.99	$12.54
Fourth Quarter	$16.24	$8.68

Stock Performance Graph

The following graph provides a comparison, from December 31, 2004 through December 31, 2009, of the cumulative total stockholder return (assuming reinvestment of any dividends) among the Company, the NASDAQ Stock Market (U.S. Companies) Index (the “NASDAQ Index”) and the NASDAQ Pharmaceuticals Index (the “Pharmaceuticals Index”). The historical information set forth below is not necessarily indicative of future performance. Data for the NASDAQ Index and the Pharmaceuticals Index were provided by NASDAQ.

	Albany Molecular Research, Inc	NASDAQ Stock Market (U.S. Companies) Index	NASDAQ Pharmaceuticals Index
December 31, 2004	100.000	100.000	100.000
December 31, 2005	109.066	102.135	110.123
December 31, 2006	94.794	112.187	107.793
December 31, 2007	129.084	121.681	113.364
December 31, 2008	87.433	58.639	105.476
December 31, 2009	81.508	84.282	118.522

(b)    Holders.

The number of record holders of our Common Stock as of February 28, 2010 was approximately 208. We believe that the number of beneficial owners of our Common Stock at that date was substantially greater than 208.

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

(d)    Equity Compensation Plan Information—The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2009:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	1,863,666	$19.65	2,318,077	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	1,863,666	$19.65	2,318,077

(1)
Consists of the Company’s 1998 Stock Option Plan, the Company’s 2008 Stock Option Plan and the Company’s Employee Stock Purchase Plan (“ESPP”). Does not include purchase rights accruing under the ESPP because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.

(2)	Includes 2,074,946 shares available under the Stock Option Plans and 243,131 shares available under the ESPP.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data shown below for the fiscal years ended December 31, 2009, 2008 and 2007, and as of December 31, 2009 and 2008, have been derived from our audited consolidated financial statements included in this Form 10-K. The selected financial data set forth below for the fiscal years ended December 31, 2006 and 2005 and as of December 31, 2007, 2006 and 2005 have been derived from our audited consolidated financial statements for those years, which are not included in this Form 10-K. The information should be read in conjunction with the Company’s audited consolidated financial statements and related notes and other financial information included herein, including Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	As of and for the Year Ending December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Contract revenue	$156,800	$195,455	$163,375	$152,783	$136,988
Recurring royalties	34,867	28,305	27,056	27,024	46,918
Milestone revenue	4,750	5,500	2,080	—	—
Total revenue	196,417	229,260	192,511	179,807	183,906
Cost of contract revenue	138,739	146,075	132,032	128,610	112,642
Write-down of library inventories	—	—	—	—	2,063
Total cost of contract revenue	138,739	146,075	132,032	128,610	114,705
Technology incentive award	3,594	2,901	2,784	2,783	4,695
Research and development	14,547	13,129	12,821	11,428	14,468
Selling, general and administrative	38,191	39,361	33,250	31,899	26,494
Property and equipment impairment	—	—	—	3,554	—
Goodwill impairment	22,900	—	—	—	—
Restructuring charge	329	1,833	273	2,431	—
Total costs and expenses	218,300	203,299	181,160	180,705	160,362
(Loss) income from operations	(21,883)	25,961	11,351	(898)	23,544
Interest income, net	376	1,170	3,192	2,990	1,787
Other (loss) income, net	(545)	759	(158)	150	(185)
(Loss) income before income tax expense	(22,052)	27,890	14,385	2,242	25,146
Income tax (benefit) expense	(5,357)	7,330	5,449	59	8,825
Net (loss) income	$(16,695)	$20,560	$8,936	$2,183	$16,321
Basic (loss) earnings per share	$(0.54)	$0.66	$0.28	$0.07	$0.51
Diluted (loss) earnings per share	$(0.54)	$0.65	$0.27	$0.07	$0.50
Weighted average common shares outstanding, basic	31,062	31,389	32,351	32,174	32,044
Weighted average common shares outstanding, diluted	31,062	31,612	32,626	32,427	32,334
Consolidated Balance Sheet Data:
Cash, cash equivalents and investment securities	$111,058	$87,470	$107,699	$107,164	$127,910
Property and equipment, net	166,746	167,502	158,028	153,202	151,078
Working capital	149,730	140,890	138,889	149,932	162,805
Total assets	373,692	390,684	386,654	375,493	383,150
Long-term debt, excluding current installments	13,212	13,482	4,080	13,993	18,521
Total stockholders’ equity	314,613	326,680	334,566	318,455	313,061
Other Consolidated Data:
Capital expenditures	$15,172	$23,938	$17,747	$16,453	$19,166

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We provide scientific services, products and technologies focused on improving the quality of life while delivering excellence, value and maximum return to our shareholders. Our core business consists of contract drug discovery, development and manufacturing services.  In addition to our contract services, we also have a separate, strategic technology division consisting of proprietary technology investments, internal drug discovery and niche generic active pharmaceutical ingredient product development.  We conduct proprietary research and development to discover new therapeutically active lead compounds with commercial potential. We anticipate that we would then license these compounds to third parties in return for up-front and service fees, and milestone payments as well as recurring royalty payments if these compounds are developed into new commercial drugs.  Our proprietary research and development activities previously led us to license the worldwide rights to develop and commercialize potential products from the amine neurotransmitter reuptake inhibitor patents and technology identified in one of our proprietary research programs to Bristol-Myers Squibb Company (“BMS”), in October 2005.  In addition, these activities also led to the development, patenting and 1995 licensing of a substantially pure form of, and a manufacturing process for, the active ingredient in the non-sedating antihistamine fexofenadine HCl marketed by Sanofi-aventis S.A. as Allegra® in the Americas and as Telfast elsewhere.

Our total revenue for 2009 was $196.4 million, including $156.8 million from our contract service business, $4.8 million from milestones and $34.9 million from royalties on sales of Allegra®/Telfast.  We generated $39.1 million in cash from operations and used $15.2 million in capital expenditures on our facilities and equipment, primarily related to the expansion and relocation of our facilities in Bothell, Washington and Budapest, Hungary.  We recorded a net loss of $16.7 million in 2009, primarily as a result of a $22.9 million goodwill impairment charge recorded in the fourth quarter. As of December 31, 2009, we had $111.1 million in cash, cash equivalents and investments and $13.5 million in bank and other related debt.

Strategy

We provide contract services to the world’s leading pharmaceutical and biotechnology companies. We derive our contract revenue from research and development expenditures and commercial manufacturing demands of the pharmaceutical and biotechnology industry.  We continue to execute our long-term strategy to develop and grow an integrated global platform from which we can provide these services.  We have research and manufacturing facilities in the United States, Hungary, Singapore and India.  In 2008, we purchased an additional large-scale manufacturing site in India and completed a 10,000 square foot expansion of our Singapore Research Center.  In 2009, we completed the expansion of our Bothell, Washington and Budapest, Hungary facilities.  Most recently, in February 2010, we acquired Excelsyn Ltd, a well recognized leader in providing chemical development and manufacturing services to the pharmaceutical industry in Europe.

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

Our global platform has increased our market penetration and was developed in order to allow us to maintain and grow margins.  In addition to our globalization, we continue to implement process efficiencies, including our continued efforts of process improvement and cost savings measures, along with efforts to strengthen our sourcing.  We believe these factors will lead to improved margins.

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

Beginning in 2005 and continuing through 2008, we experienced increased demand in the areas of developmental and small-scale cGMP manufacturing services, reflecting a reduction in budgetary constraints of our emerging pharmaceutical and biotech customers and their increased efforts to bring identified compounds into clinical trials. During this timeframe, partly in recognition of increased competition and consolidation within the pharmaceutical industry, we established lower-cost international operations in Hungary, Singapore and India. Contract service providers that were not able to offer a cost competitive product were forced to exit or significantly reduce their presence in the marketplace during this time. In addition to providing customers with a range of technologies and cost options, expanding internationally has provided increased access to customers and potential customers in regions of the world which we had not significantly pursued.  In addition to this growth in development and small scale cGMP manufacturing services, we had also seen an increased trend in demand for our discovery service as we increased our ability to provide high-quality services under a variety of business models and cost structures by incorporating our international facilities.

In 2009, we experienced a decrease in customer delivery patterns and demand caused by the economic downturn. As the industry emerges from this economic downturn, we are cautiously optimistic that demand for our discovery and development services should return.  We continue to build on our strategy of leveraging our global resources to meet changing and expanding global outsourcing needs and additionally to expand our global service platform to meet the needs of our customers.  In 2007, we completed the construction of a 50,000 square foot research center focusing primarily on custom synthesis and medicinal chemistry support services at the Shapoorji Pallonji Biotech Park in Hyderabad, India.  Additionally, we have recently planned a 40,000 square foot expansion of this facility.  Our 2008 expansion of our Singapore Research Center not only increased existing discovery service capabilities, but also included the introduction of in vitro biology services at the facility.  We also completed the expansion of our research facilities in Budapest, Hungary and Bothell, Washington during 2009.

We have integrated our drug discovery and development research facilities with our large-scale manufacturing facilities to allow for the easier transition throughout the entire pharmaceutical research and development process. Through our comprehensive service offerings, we are able to provide customers with a more efficient transition of compounds through the research and development process, ultimately reducing the time and cost involved in bringing these compounds from concept to market. We enhanced our large-scale manufacturing capabilities with our acquisitions of manufacturing facilities in India in 2007 and 2008.  In 2009, we completed the modernization and expansion of our pilot plant facilities in India.  Additionally, in February 2010, we acquired Excelsyn Ltd., which will provide us with additional development and large scale manufacturing services in Europe.  With these acquisitions and expansion, we have globalized our manufacturing operations, which offers us the flexibility to produce raw materials and process intermediates to support our domestic large-scale manufacturing facility. In addition, we believe that these acquisitions improve our generic drug product manufacturing capabilities and provide the opportunity to increase our global manufacturing market penetration over time.

Results of Operations

Operating Segment Data

We have organized our sales, marketing and production activities into the Discovery/Development/Small Scale Manufacturing (“DDS”) and Large Scale Manufacturing (“LSM”) segments based on the criteria set forth in ASC 280, ‘‘Disclosures about Segments of an Enterprise and Related Information.’’ We rely on an internal management accounting system to report results of these segments. The accounting system includes revenue and cost information by segment. We make financial decisions and allocate resources based on the information we receive from this internal system. The DDS segment includes activities such as drug lead discovery, optimization, drug development and small scale commercial manufacturing. The LSM segment includes pilot to commercial scale manufacturing of active pharmaceutical ingredients and intermediates and high potency and controlled substance manufacturing.  API manufacturing is performed at our Rensselaer facility and is in compliance with cGMP.

Contract Revenue

Contract revenue consists primarily of fees earned under contracts with third-party customers. Our contract revenues for our DDS and LSM segments were as follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
DDS	$85,793	$113,955	$87,063
LSM	71,007	81,500	76,312
Total	$156,800	$195,455	$163,375

DDS contract revenue for the year ended December 31, 2009 decreased 24.7% to $85.8 million as compared to the same period in 2008.  This result is primarily due to a decrease in contract revenue from development and small-scale manufacturing services of $18.2 million caused by lower demand from specialty pharma/biotech customers and more competitive pricing in the overall current economic downturn.  In addition, discovery services contract revenue decreased $10.0 million due primarily to the completion of revenue recognition in October 2008 related to the licensing and  funded research component of our on-going collaboration with BMS and the completion of recognition of access fees related to the preliminary screening phase of an on-going natural products collaboration.  The decrease was also due to lower customer demand for services performed at our international locations, offset in part by an increase in US medicinal chemistry demand.

We currently expect DDS contract revenue for full year 2010 to increase over amounts recognized in 2009 primarily due to increases in demand for our international based services, particularly in the area of integrated drug programs, as well as our global hybrid offering.

LSM revenue for the year ended December 31, 2009 decreased 12.9% to $71.0 million from the same period in 2008 primarily due to decreases in demand from GE Healthcare and timing of customer requirements of $9.8 million, a decrease of $6.7 million related to reduced demand for clinical supply materials, as well as production interruptions at our international facility.  These decreases were offset in part by an increase in commercial sales of $8.1 million, resulting from an increase in demand for existing commercial products, along with shipments of an additional commercial product in 2009.

We currently expect LSM contract revenue for full year 2010 to increase over amounts recognized in 2009 primarily due to returning demand by our largest customer to pre-2009 levels, as well as increased demand for our pilot plant facility in India.

DDS contract revenue for the year ended December 31, 2008 increased $26.9 million or 30.9% compared to contract revenue for the same period in 2007.  This was primarily due to an increase in discovery services revenue of $16.1 million due to increased demand for these services, as our ability to offer various combinations of services and cost structures at our U.S. and international locations continued to gain acceptance in the worldwide marketplace. An additional $3.4 million increase was due to the completion of the preliminary screening phase of an on-going natural products collaboration project at our Bothell Research facility.  The year over year increase was also due to increased contract revenue from development and small-scale manufacturing services of $10.8 million, as customers continued to focus on development-stage projects.

LSM contract revenue increased by $5.2 million, or 6.8%, for the year ended December 31, 2008 as compared to the same period in 2007.  The increase in contract revenue was primarily attributable to an increase in incremental revenues from our June 2007 AMRI India acquisition.  Additionally, sales to GE Healthcare increased $1.9 million due to the timing of customer requirements and related deliveries, along with an increase in revenue from the production of clinical supply materials for use in advanced stage human trials of commercial product of $1.0 million.

Recurring Royalties

We earn royalties under our licensing agreement with sanofi-aventis S.A. for the active ingredient in Allegra®.  Royalties were as follows:

Year Ended December 31,
2009	2008	2007
(in thousands)
$34,867	$28,305	$27,056

Recurring royalties, which are based on the worldwide sales of Allegra®/Telfast, as well as on sales of sanofi-aventis’ authorized generics, increased $6.6 million for the year ended December 31, 2009 from the same period in 2008 primarily due to an increase in international sales of Allegra® by sanofi-aventis as well as the addition of royalties on the sale of authorized generics by Teva, an increased royalty rate on one Allegra® product and the recognition of sublicensing fees received under the amended agreement with sanofi-aventis.

Recurring royalties increased $1.2 million for the year ended December 31, 2008 from the same period in 2007.

The recurring royalties we receive on the sales of Allegra®/Telfast have historically provided a material portion of our revenues, earnings and operating cash flows.  As provided in the settlement, Teva Pharmaceuticals launched a generic version of Allegra D-12® in November 2009.  We will receive quarterly royalties through July 2010 for the branded Allegra D-12® equal to the royalties paid for the quarter ended June 30, 2009.  Thereafter, the royalty rate will revert to the rate in effect prior to the signing of the sub-license amendment and we will also receive a royalty on Teva Pharmaceuticals’ sales of  generic Allegra D-12®.

We currently expect royalty revenues for 2010 to decrease from amounts recognized in 2009.  The decrease is driven by the generic launch of Allegra D-12, which will begin to impact royalties in the second half of 2010, along with the potential transition from generics to the OTC market within the US market by Sanofi-Aventis through their acquisition of Chattem, Inc.  Although this switch could be positive in the longer term, it could potentially have a negative impact on our royalties in the short term.

We continue to develop our business in an effort to supplement the revenues, earnings and operating cash flows that have historically been provided by Allegra®/Telfast royalties.  We forcefully and vigorously defend our intellectual property related to Allegra®, and we continue to pursue our intellectual property rights as patent infringement litigation progresses.

Milestone revenue

Milestone revenue is earned for achieving certain milestones included in licensing and research agreements with certain customers.  Milestone revenues were as follows:

Year Ended December 31,
2009	2008	2007
(in thousands)
$4,750	$5,500	$2,080

During the year ended December 31, 2009, milestone revenue of $4.8 million was recognized in conjunction with the Company’s license and research agreement with BMS.  $4.0 million was recognized as a result of the submission of a Clinical Trial Application and an additional $0.8 million was recognized for advancing a third compound into preclinical development.

During the year ended December 31, 2008, the Company recognized $5.5 million of milestone revenue in conjunction with the Company’s license and research agreement with BMS.  A $4.0 million milestone payment was triggered by BMS’s submission of an application to the Health Products and Food Branch (“HPFB”), Health Canada to initiate Phase 1 clinical studies on a compound.  An additional $1.5 million was recognized for advancing a second compound into preclinical development under the same agreement with BMS.

Milestone revenue received during the year ended December 31, 2007 was primarily due to a milestone payment of $1.5 million in conjunction with the Company’s license and research agreement with BMS. This milestone payment was triggered by a compound being developed under the agreement proceeding into preclinical development.  An additional $0.5 million of milestone revenue was recognized during the fourth quarter of 2007 from a collaborative research agreement.

Cost of Contract Revenue

Cost of contract revenue consists primarily of compensation and associated fringe benefits for employees, as well as chemicals, depreciation and other indirect project related costs. Cost of contract revenue for our DDS and LSM segments were as follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
DDS	$72,867	$75,981	$63,091
LSM	65,872	70,094	68,941
Total	$138,739	$146,075	$132,032
DDS Gross Margin	15.1%	33.3%	27.5%
LSM Gross Margin	7.2%	14.0%	9.7%
Total Gross Margin	11.5%	25.3%	19.2%

DDS had contract revenue gross margin of 15.1% for the year ended December 31, 2009 as compared to 33.3% for the same period in 2008.  This decrease resulted from lower demand for these services in relation to our fixed costs, as well as the completion of the recognition of revenue and access fees associated with the preliminary screening phase of an on-going natural products collaboration project at our Bothell Research facility and the completion of the recognition of revenue from the licensing and funded research components of our on-going collaboration with BMS.  Additionally, this decrease was further caused by soft customer demand at our European and Asian locations.  We currently expect DDS contract margins for 2010 to moderately improve from amounts recognized in 2009.

LSM’s contract revenue gross margin decreased to 7.2% for the year ended December 31, 2009 as compared to 14.0% for the same period in 2008.  This decrease is primarily due to decreased plant utilization as a result of order reductions by our largest customer in 2009, as well as delays in NDA submissions and approvals for customer materials that were queued up for production.  Additionally, the decrease was further related to non-cash inventory write-downs primarily related to slower moving quantities of a legacy generic product of $1.9 million.  We currently expect LSM contract margins for 2010 to moderately improve from amounts recognized in 2009.

DDS contract revenue gross margin was 33.3% for the year ended December 31, 2008, compared to 27.5% in 2007. The increase in gross margin resulted from increased contract revenues in relation to the fixed cost components of DDS contract business.

LSM contract revenue gross margin increased to 14.0% for the year ended December 31, 2008 compared to 9.7% in 2007. The increase was primarily due to process efficiencies, as well as an increase in sales volume from our largest customer, GE Healthcare.  These increases were partially offset, by a decrease in margin resulting from start up costs associated with our acquisitions of AMRI India and FineKem, along with price concessions on sales to GE Healthcare in 2008.  Although these price concessions decreased our gross margin, we believed this would strengthen our ability to retain this customer beyond the contract period ending in 2010.  This result was achieved in January 2009 when GE Healthcare extended its supply agreement with us through 2013.

Technology Incentive Award

We maintain a Technology Development Incentive Plan, the purpose of which is to stimulate and encourage novel innovative technology developments by our employees.  This plan allows eligible participants to share in a percentage of the net revenue earned by us relating to patented technology with respect to which the eligible participant is named as an inventor or made a significant intellectual contribution. To date, the royalties from Allegra® are the main driver of the awards.  Accordingly, as the creator of the technology, the award is currently payable primarily to Dr. Thomas D’Ambra, our Chief Executive Officer and President of the Company. The incentive awards were as follows:

Year Ended December 31,
2009	2008	2007
(in thousands)
$3,594	$2,901	$2,784

We expect technology incentive award expense to generally fluctuate directionally and proportionately with fluctuations in Allegra® royalties in future periods.

The increase in technology incentive award expense for the year ended December 31, 2008 as compared to 2007 was due to the increase in Allegra® royalty revenue and an increase in awards granted in relation to milestone payments.

Research and Development

Research and development (“R&D”) expense consists of compensation and benefits for scientific personnel for work performed on proprietary technology R&D projects, costs of chemicals and other out of pocket costs, and overhead costs. We utilize our expertise in small molecule chemistry, biocatalysis and natural product technologies to perform our internal R&D projects. The goal of these programs is to discover new compounds with commercial potential. We would then seek to license these compounds to a third party in return for a combination of up-front license fees, milestone payments and recurring royalty payments if these compounds are successfully developed into new drugs and reach the market. In addition, R&D is performed at our large-scale manufacturing facility related to the potential manufacture of new products, the development of processes for the manufacture of generic products with commercial potential, and the development of alternative manufacturing processes.  R&D expenses were as follows:

Year Ended December 31,
2009	2008	2007
(in thousands)
$14,547	$13,129	$12,821

Research and development expenses increased 10.8% to $14.5 million for the year ended December 31, 2009 from the same period in 2008. The increase in R&D expense during the year ended December 31, 2009 was due primarily to improving the manufacturing process for our generic API products and by the continued establishment of R&D activities at our Singapore facility, including in-vitro biology research capabilities.  The increase was further due to the advancement of our oncology compound through Phase I clinical trials and the transition of research staff to our MCH-1 obesity research program upon completion of the funded component of the collaboration with BMS.

We currently expect R&D expense to remain flat in 2010 from amounts recognized in 2009, as we manage overall R&D expenditures to move our most advanced programs forward.

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

We budget and monitor our R&D expenses by type or category, rather than by project on a comprehensive or fully allocated basis. In addition, our R&D expenses are not tracked by project as they often benefit multiple projects in our technology platform. Consequently, fully loaded R&D expense summaries by project are not available.

Research and development expenses increased 2.4% to $13.1 million for the year ended December 31, 2008 from $12.8 million for the same period in 2007. This increase was due primarily to the increase in third party costs associated with our oncology research program and to the establishment of R&D activities at our Singapore facility, offset in part by a decrease in salaries and benefits caused by the increased utilization of staff on external customer projects.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consist of compensation and related fringe benefits for marketing, operational and administrative employees, professional service fees, marketing costs and costs related to facilities and information services.  SG&A expenses were as follows:

Year Ended December 31,
2009	2008	2007
(in thousands)
$38,191	$39,361	$33,250

Selling, general and administrative expenses decreased 3.0% to $38.1 million for the year ended December 31, 2009 as compared to the same period in 2008.  These decreases are primarily attributable to overall cost savings measures in 2009, including incremental cost savings from our restructuring of our Hungary operations and additionally from a reorganization of our large-scale India operations.

SG&A expenses are expected to remain flat or slightly increase in 2010 from amounts recognized in 2009.

The increase in selling, general and administrative expenses for the year ended December 31, 2008 as compared with the year ended December 31, 2007 was primarily attributable to incremental administrative costs at our AMRI India location, which was acquired in June 2007, along with an increase in bad debt expense and increases in salaries and benefits and relocation expenses related to an increase in business development, administrative and information technology personnel.

Restructuring Charges

AMRI India

In December 2009, we initiated a restructuring of our AMRI India location which consisted of closing and consolidating its Mumbai administrative office into its Hyderabad location as part of our goal to streamline operations and eliminate duplicate administrative functions.  We recorded a restructuring charge of approximately $0.4 million in the fourth quarter of 2009, including lease termination charges of $0.2 million, leasehold improvement abandonment charges of $0.1 million and administrative costs of less than $0.1 million.

The restructuring costs are included under the caption “Restructuring charge” in the consolidated financial statement of operations during 2009 and the restructuring liabilities are included in “Accounts payable and accrued expenses” on the consolidated balance sheet at December 31, 2009.

The AMRI India restructuring activity was recorded in our Large Scale Manufacturing (“LSM”) operating segment.  The following table displays AMRI India’s restructuring activity and liability balances within our LSM operating segment:

	Balance at January 1, 2009	Charges	Paid Amounts	Foreign Currency Translation Adjustments	Balance at December 31, 2009
Lease termination charges	$—	$215	$—	$—	$215
Leasehold improvement abandonment charges	—	107	(107)	—	—
Administrative costs associated with restructuring	—	42	(31)	—	11
Total	$—	$364	$(138)	$—	$226

Lease termination charges and leasehold improvement abandonment charges relate to costs associated with exiting the current facility.

The net cash outflow related to the AMRI India restructuring for the year ended December 31, 2009 was less than $0.1 million.  Anticipated cash outflows related to the AMRI India restructuring for 2010 is approximately $0.2 million, which primarily consists of lease termination charges.

AMRI Hungary

In May 2008, we initiated a restructuring of our Hungary location.  The goal of the restructuring was to realign the business model for these operations to better support our long-term strategy for providing Discovery Services in the European marketplace.  We recorded a restructuring charge of approximately $1.8 in the second quarter of 2008, including termination benefits and personnel realignment costs of approximately $0.9 million, losses on grant contracts of approximately $0.4 million, lease termination charges of approximately $0.5 million and administrative costs associated with the restructuring plan of $0.1 million.

During August 2009, we closed and consolidated our Balaton, Hungary facility into the new facility in Budapest, Hungary as part of our goal to streamline operations and to consolidate locations, equipment and operating costs.  As a result of this restructuring, we recorded a restructuring charge of approximately $0.3 million in the second quarter of 2009, including termination benefits and personnel realignment costs of approximately $0.1 million, lease termination charges of $0.2 million and administrative costs associated with the restructuring plan of less than $0.1 million.

The restructuring costs are included under the caption “Restructuring charge” in the consolidated financial statement of operations during the years ended December 31, 2009 and 2008 and the restructuring liabilities are included in “Accounts payable and accrued expenses” on the consolidated balance sheets at December 31, 2009 and 2008.  The Hungary restructuring activity was recorded in the DDS operating segment.

The following table displays AMRI Hungary’s restructuring activity and liability balances within our DDS operating segment:

	Balance at January 1, 2009	Charges	Paid Amounts	Reversals	Foreign Currency Translation Adjustments	Balance at December 31, 2009
Termination benefits and personnel realignment	$325	$134	$(89)	(305)	$(10)	$55
Losses on grant contracts	266	—	(19)	—	(1)	246
Lease termination charges	262	182	(150)	(20)	1	275
Administrative costs associated with restructuring	40	11	—	(37)	(2)	12
Total	$893	$327	$(258)	(362)	$(12)	$588

Termination benefits and personnel realignment costs relate to severance packages, outplacement services, and career counseling for employees affected by this restructuring.  Losses on grant contracts represent estimated contractual losses that will be incurred in performing grant-based work under Hungary’s legacy business model.  Lease termination charges relate to costs associated with exiting the current facility.  The reversals in 2009 were primarily due to actual termination benefit and personnel realignment costs being lower than initially anticipated at the time of the restructuring.

The net cash outflow related to the Hungary restructuring for the year ended December 31, 2009 was $0.3 million.  Anticipated cash outflow related to the Hungary restructuring for 2010 is approximately $0.6 million, which primarily consists of lease termination charges and incurring losses on grant contracts.

Goodwill Impairment

Year Ended December 31,
2009	2008	2007
(in thousands)
$22,900	$—	$—

We recorded a goodwill impairment charge of $22.9 million in our LSM operating segment due to a change in the implied fair value of the segment’s goodwill to below its carrying value during the fourth quarter of 2009.  The change in the fair value of the segment was primarily attributable to the fact that in the fourth quarter of 2009 several issues occurred in the LSM segment that significantly impacted our expected future performance.  Two phase III products that were expected to receive FDA approval were delayed, one by the FDA requiring more information and one by the customer in an effort to proactively collect more data before submitting to the FDA.  It was expected throughout 2009 that commercial manufacturing would commence on both these products at the Rensselaer LSM facility beginning in 2010.  This has now been delayed to 2011 and beyond.  In addition, the company was notified of additional unexpected reductions in demand for product under the commercial supply agreement with its largest customer, GE Healthcare.  These additional unplanned demand reductions in Q4 add an element of risk related to the Company’s ability to achieve the significant revenues expected from this contract that are reflected in the future projections for the segment.

Interest income, net

	Year Ended December 31,
(in thousands)	2009	2008	2007
Interest expense	$(270)	$(493)	$(853)
Interest income	646	1,663	4,045
Interest income, net	$376	$1,170	$3,192

Interest expense decreased to $0.3 million for the year ended December 31, 2009 as compared with the same period in 2008 due to the decrease of interest rates on our outstanding debt.

Interest expense decreased to $0.5 million for the year ended December 31, 2008 from $0.9 million for 2007. The decrease was primarily due to the decrease in interest rates in 2008.

Interest income decreased to $0.6 million for the year ended December 31, 2009 as compared with the same period in 2008.  This decrease was primarily due to the decrease in interest rates earned on interest bearing investments during 2009, along with decreases in the average balances of interest bearing cash and investments held during the year.

Interest income decreased to $1.7 million for the year ended December 31, 2008 as compared to $4.0 million for the year ended December 31, 2007.  This decrease was primarily due to decreases in the average balances of interest-bearing cash and investments held by the Company as well as decreases in the interest rates earned on these balances in 2008.

Other (expense) income, net

Year Ended December 31,
2009	2008	2007
(in thousands)
$(545)	$759	$(158)

Other expense for the year ended December 31, 2009 was $0.5 million as compares to other income of $0.8 million for the same period in 2008.  This difference is primarily due to a net loss in 2009 associated with our foreign currency transactions as compared to a net gain in 2008.  Additionally, in 2009, we recorded greater losses on disposal of fixed assets as compared with 2008.

Income tax (benefit) expense

Year Ended December 31,
2009	2008	2007
(in thousands)
$(5,357)	$7,330	$5,449

Income tax benefit for the year ended December 31, 2009 was $5.4 million as compared to income tax expense of $7.3 million for the same period in 2008.  The Company’s effective tax rate of 24.3% of pre-tax loss for the year ended December 31, 2009 differs from the statutory rate of 35% primarily due to the establishment of valuation reserves on certain net operating loss carry forwards.  The Company’s effective tax rate of 26.3% of pre-tax income for the year ended December 31, 2008 differs from the statutory rate of 35% primarily due to the recapture of tax credits derived from certain of the Company’s R&D expenses and the reversal of reserves for uncertain tax positions, which were resolved in 2008.

 We currently expect our effective tax rate for 2010 to be 30 - 35% of pre-tax income.

Income tax expense increased to $7.3 million for the year ended December 31, 2008 from $5.4 million for the same period in 2007.  The Company’s effective tax rate decreased to 26.3% of pre-tax income for the year ended December 31, 2008 from 37.9% of pre-tax income for the year ended December 31, 2007.  The increase in income tax expense was due primarily to an increase in pre-tax income of $13.5 million and changes in the composition of taxable income in relation to the applicable tax rates at our various international locations in 2008.  These increases were partially offset by the recapture of tax credits derived from certain of the Company’s R&D expenses and the reversal of reserves for an uncertain tax position, which were resolved in 2008.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows and proceeds from borrowings. During 2009, we generated cash of $39.1 million from operating activities. The sources of operating cash flows were primarily from the receipt of a $10.0 million in 2009 for a sub-licensing fee from sanofi-aventis in conjunction with the amended licensing agreement entered into in the fourth quarter of 2008, a decrease in accounts receivable due to the timing of cash collections and Allegra royalties.

The recurring royalties we receive on the sales of Allegra®/Telfast have historically provided a material portion of our revenues and operating cash flows. As discussed in Item 3 of this Form 10-K, several generic manufacturers had filed ANDA applications with the FDA seeking authorization to produce and market a generic version of Allegra®.  We and Aventis Pharmaceuticals have filed several patent infringement suits against these generic companies alleging infringement of certain U.S. patents. On November 18, 2008, the Company, its former subsidiary AMR Technology, Aventis Pharmaceuticals, sanofi-aventis, Teva Pharmaceuticals, and Barr Laboratories reached a settlement regarding the above-described patent infringement litigations relating to Teva Pharmaceuticals and Barr Laboratories.  As part of the settlement, the Company entered into an amendment to its licensing agreement with sanofi-aventis to allow sanofi-aventis to sublicense patents related to ALLEGRA® and ALLEGRA®D-12  to Teva Pharmaceuticals and Barr Laboratories in the United States.  Subsequently, Teva Pharmaceutical acquired Barr Laboratories.  The Company received an upfront sublicense fee from sanofi-aventis of $10 million, and sanofi-aventis will pay royalties to the Company on the sale of products in the United States containing fexofenadine hydrochloride (the generic name for the active ingredient in ALLEGRA® ) and products containing fexofenadine hydrochloride and pseudoephedrine hydrochloride (generic ALLEGRA®D-12) by Teva Pharmaceuticals through 2015, along with additional consideration.   Although the launch of a generic version of Allegra D-12 occurred in November 2009, we will receive quarterly royalties through July 2010 equal to the royalties paid for the quarter ended June 30, 2009.  Thereafter, the royalty rate will revert to the rate in effect prior to the signing of the sub-license amendment.

During 2009, we used $19.1 million in cash for investing activities, primarily consisting of $15.2 million for the acquisition of property and equipment and $3.4 million for net purchases of investment securities.  During 2009, we generated $0.3 million for financing activities, consisting primarily of $0.5 million provided by proceeds from the sale of common stock, stock option exercises and stock purchase plan withholdings offset, in part, by $0.2 million for payments of long-term debt.

Working capital, defined as current assets less current liabilities, was $149.7 million as of December 31, 2009, compared to $140.7 million at December 31, 2008.   This increase is primarily due to the receipt of the $10 million upfront sublicense fee received in 2009.

Total capital expenditures for the year ended December 31, 2009 were $15.2 million as compared to $23.9 million for the year ended December 31, 2008. Capital expenditures in 2009 were primarily related to the expansion of our facilities in Bothell, Washington and in Budapest, Hungary.  For 2010, we expect to incur $15.0 to $20.0 million in capital expenditures as we expand our international lab and manufacturing footprint.

We currently have a revolving line of credit in the amount of $45.0 million which has a maturity date in June 2013.  The line of credit bears interest at a variable rate based on our Company’s leverage ratio. As of December 31, 2009, the balance outstanding on the line of credit was $9.7 million, bearing interest at a rate of 1.31%.  The credit facility contains certain financial covenants, including a maximum leverage ratio, a minimum required operating cash flow coverage ratio, a minimum earnings before interest and taxes to interest ratio and a minimum current ratio. Other covenants include limits on asset disposals and the payment of dividends.  As of December 31, 2009 and 2008, we were in compliance with all of the covenants under the credit facility.

Working capital was $140.7 million as of December 31, 2008, compared to $138.9 million at December 31, 2007. The primary reasons for the increase were increases in contract and milestone revenue and the refinancing of current debt into a long-term line of credit.  These increases were partially offset by the use of cash and investments to fund treasury share repurchases, capital expenditures and the acquisition of FineKem.  We believe we have mitigated a potentially significant risk associated with auction rate securities, which are included in investment securities, available-for-sale, on our consolidated balance sheet, by reducing our balance of these types of securities from $28.0 million at December 31, 2007 to $2.4 million at December 31, 2008.

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

During 2008, we generated $9.0 million in cash for investing activities, primarily consisting of $23.9 million for the acquisition of property and equipment and $1.7 million related to the acquisition of FineKem, partially offset by proceeds from sales and maturities of investment securities, net of purchases of these securities, of $35.0 million.  During 2008, we used $18.6 million for financing activities, consisting primarily of $19.7 million for the purchase of treasury stock, offset, in part, by $1.4 million provided by proceeds from the sale of common stock, stock option exercises and stock purchase plan withholdings.  During 2008, we repurchased a total of 1.7 million shares of common stock of our company at a total cost of $19.7 million.

We continue to pursue the expansion of our operations through internal growth and strategic acquisitions.  In February 2010, the Company acquired Excelsyn Ltd. a chemical development and large scale manufacturing services company in North Wales, UK.  Under the terms of the agreement, AMRI has purchased all of the outstanding shares of Excelsyn for approximately $19 million in cash, which was funded from existing cash and cash equivalents.  We expect that additional expansion activities will be funded from existing cash and cash equivalents, cash flow from operations and/or the issuance of debt or equity securities and borrowings.  Future acquisitions, if any, could be funded with cash on hand, cash from operations, borrowings under our credit facility and/or the issuance of equity or debt securities.  There can be no assurance that attractive acquisition opportunities will be available to us or will be available at prices and upon such other terms that are attractive to us.  We regularly evaluate potential acquisitions of other businesses, products and product lines and may hold discussions regarding such potential acquisitions.  As a general rule, we will publicly announce such acquisitions only after a definitive agreement has been signed.  In addition, in order to meet our long-term liquidity needs or consummate future acquisitions, we may incur additional indebtedness or issue additional equity or debt securities, subject to market and other conditions.  There can be no assurance that such additional financing will be available on terms acceptable to us or at all.  The failure to raise the funds necessary to finance our future cash requirements or consummate future acquisitions could adversely affect our ability to pursue our strategy and could negatively affect our operations in future periods.

Off Balance Sheet Arrangements

We do not use special purpose entities or other off-balance sheet financing techniques that we believe have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital resources.

Contractual Obligations

The following table sets forth our long-term contractual obligations and commitments as of December 31,  2009.

Payments Due by Period (in thousands)

	Total	Under 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt (principal)	$13,482	$270	$560	$10,262	$2,390
Operating Leases	29,897	4,027	7,898	6,726	11,246
Purchase Commitments	4,087	4,087	—	—	—
Pension Plan Contributions	290	218	72	—	—

Related Party Transactions

Technology Development Incentive Plan

We have a Technology Development Incentive Plan to provide a method to stimulate and encourage novel innovative technology development. To be eligible to participate, the individual must be an employee and must be the inventor of, co-inventor of, or have made a significant intellectual contribution to novel technology that results in new revenues received by us. Eligible participants will share in awards based on a percentage of the licensing, royalty or milestone revenue received by us, as defined by the Plan.

In 2009, 2008 and 2007 we awarded Technology Incentive Compensation primarily to Thomas D’Ambra, our Chairman, President and Chief Executive Officer and the inventor of the terfenadine carboxylic acid metabolite technology, which is covered by the Company’s patents relating to the active ingredient in Allegra.  In 2007, 2008 and 2009, awards were granted in relation to the milestone payment from BMS made pursuant to the licensing and research agreement between the Company and BMS.  The amounts awarded and included in the consolidated statements of income for the years ended December 31, 2009, 2008 and 2007 are $3.6 million, $2.9 million and $2.8 million, respectively.  Included in accrued compensation in the accompanying consolidated balance sheets at both December 31, 2009 and 2008 are unpaid Technology Development Incentive Compensation awards of approximately $0.8 million and $0.7 million, respectively.

Telecommunication Services

A member of the Company’s board of directors is the Chief Executive Officer of one of the providers of telephone and internet services to the Company.  This telecommunications company was paid approximately $0.2 million each year for services rendered to the Company in 2009, 2008 and 2007.

Critical Accounting Estimates

Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. All of these estimates reflect our best judgment and are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.   Under different assumptions or conditions, it is reasonably possible that the judgments and estimates described below could change, which may result in future impairments of inventories, goodwill, and long-lived assets, as well as increased pension liabilities, the establishment of valuation allowances on deferred tax assets and increased tax liabilities, among other effects. Also see Note 1, Summary of Significant Accounting Policies, in Part II, Item 8. “Financial Statements and Supplementary Data” of this report, which discusses the significant accounting policies that we have selected from acceptable alternatives.

Inventory

Inventory consists primarily of commercially available fine chemicals used as raw materials, work-in-process and finished goods in our large-scale manufacturing plant.  Large-scale manufacturing inventories are valued on a first-in, first-out (“FIFO”) basis.  Inventories are valued at the lower of cost or market.  We regularly review inventories on hand and record a charge for slow-moving and obsolete inventory, inventory not meeting quality standards and inventory subject to expiration. The charge for slow-moving and obsolete inventory is based on current estimates of future product demand, market conditions and related management judgment. Any significant unanticipated changes in future product demand or market conditions that vary from current expectations could have an impact on the value of inventories.  Total inventories,recorded on our consolidated balance sheet at December 31, 2009 and 2008 were $25.1 million and $28.7 million, respectively.  We recorded charges to reduce obsolete inventory balances of $4.6 million, $4.0 million and $2.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Goodwill

We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying amount.  Factors we consider important that could result in an impairment include the following:

•	Significant underperformance relative to historical or projected future operating results;
•	Significant negative industry or economic trends; and
•	Market capitalization relative to net book value, as well as to the aggregate of reporting unit fair values.

Determining whether an impairment has occurred requires valuation of the respective reporting unit, which is estimated based on a variety of techniques.  In applying this methodology, we rely on a number of factors and assumptions, including actual operating results, future business plans, economic projections, market data, and discount rates.

If this analysis indicates goodwill is impaired, measuring the impairment requires a fair value estimate of each identified and previously unidentified tangible and intangible asset. In this case, we supplement the cash flow approach discussed above, including the use of independent appraisals, if deemed necessary.  Total goodwill recorded on our consolidated balance sheet at December 31, 2009 was $17.6 million.  A goodwill impairment charge of $22.9 million was recorded in our LSM segment in the fourth quarter of 2009 as a result of our annual goodwill impairment testing, which determined a decline in fair value to below its carrying value.

Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Factors we consider important that could trigger an impairment review include, among others, the following:

•	A significant change in the extent or manner in which a long-lived asset is being used;

•	A significant change in the business climate that could affect the value of a long-lived asset; and
•	A significant decrease in the market value of assets.

Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which undiscounted cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We derive the required undiscounted cash flow estimates from our historical experience, internal business plans and our understanding of current marketplace valuation estimates. To determine fair value, we use our internal cash flow estimates discounted at an appropriate interest rate, quoted market prices when available and independent appraisals, as appropriate.

Pension and Postretirement Benefit Plans

We utilize actuarial models to measure pension and postretirement benefit obligations and related effects on operations. Three assumptions – discount rate, expected return on assets, and trends in healthcare costs– are important elements of plan expense and asset/liability measurement. We evaluate these critical assumptions at least annually. We periodically evaluate other assumptions involving demographic factors, such as retirement age, mortality and turnover, and update them to reflect our experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

Accumulated and projected benefit obligations are expressed as the present value of future cash payments. We discount those cash payments using the weighted average of market-observed yields for high quality fixed income securities with maturities that correspond to the payment of benefits. Lower discount rates increase present values; higher discount rates decrease present values.

Our discount rates for our pension plan at December 31, 2009, 2008 and 2007 were 5.65%, 6.25% and 6.25%, respectively, reflecting market interest rates.

To determine the expected long-term rate of return on pension plan assets, we consider current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. In developing future return expectations for our pension plan’s assets, we evaluate general market trends as well as key elements of asset class returns such as expected earnings growth, yields and spreads across a number of potential scenarios.  In 2009, assets in our pension plan earned 23.1% and posted cumulative returns of (3.66%), 1.7%, and 3.68% for the three-, five- and eight-year periods ended December 31, 2009, respectively. Assets in our pension plan declined 31.4% in 2008, and posted cumulative returns of (6.0%), (0.1%) and 1.5% for the three-, five- and nine-year periods ended December 31, 2008, respectively. Based on our analysis of future expectations of asset performance, past return results, and our current and expected asset allocations, we have assumed an 8.0% long-term expected return on those assets.

Healthcare cost trend rates have a significant effect on the amounts reported for our postretirement welfare plan.  Due to the fact that no retirees are currently covered by the Postretirement Welfare Plan, survey data is reviewed for industry averages.  Per our review, a trend of a 10% annual cost increase grading to an ultimate rate of 5% is within industry norms.

Income Taxes

Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties and the need for valuation allowances. We review our tax positions quarterly and adjust the balances as new information becomes available. Our income tax rate is significantly affected by the tax rates on our international operations, each of which are subject to local country tax laws and regulations.

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carry-forwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates.  To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.  We use our historical experience and our short and long-range business forecasts to provide insight. Further, our global business structure gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. Amounts recorded for deferred tax assets, net of valuation allowances, were $21.2 million and $9.7 million at December 31, 2009 and 2008, respectively.  Such 2009 year-end amounts are expected to be fully recoverable within the applicable statutory expiration periods.

Loss Contingencies

Other loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Disclosure is required when there is a reasonable possibility that the ultimate loss will materially exceed the recorded provision. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties such as regulators.

Recent Accounting Pronouncements

In December 2009, the FASB issued ASC 860-10 “Accounting for Transfers of Financial Assets” intends to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of  financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets..  Effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, Earlier application is prohibited.  This ASC must be applied to transfers occurring on or after the effective date.   The Company is currently evaluating the impact of this statement on its financial statements.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements”, which addresses how revenues should be allocated among all products and services included in our sales arrangements. It establishes a selling price hierarchy for determining the selling price of each product or service, with vendor-specific objective evidence (“VSOE”) at the highest level, third-party evidence of VSOE at the intermediate level, and a best estimate at the lowest level. It replaces “fair value” with “selling price” in revenue allocation guidance. It also significantly expands the disclosure requirements for such arrangements. ASU 2009-13 will be effective prospectively for sales entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The FASB permits early adoption of ASU 2009-13, applied retrospectively, to the beginning of the year of adoption.  The Company is currently evaluating the impact on its financial statements.

In June 2009, the FASB issued ASC 810, “Amendments to FASB Interpretation No. 46R.” This revises FIN 46R by eliminating the exemption for qualifying special purpose entities, by establishing a new approach for determining who should consolidate a variable-interest entity and by changing when it is necessary to reassess who should consolidate a variable-interest entity.  This statement is effective for annual reporting periods beginning after November 15, 2009.  The Company is currently evaluating the impact of this statement on its financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk with respect to foreign currency exchange rates and interest rates. The market risk is the potential loss arising from adverse changes in these rates as discussed below.

The Company has facilities in Singapore, India and Hungary and therefore is subject to foreign currency risk. This risk is composed of both potential losses from the translation of foreign currency financial statements and the remeasurement of foreign currency transactions. The total net assets of non-U.S. operations denominated in non-functional currencies subject to potential loss amount to approximately $57.5 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to approximately $5.8 million. Furthermore, related to foreign currency transactions, the Company has exposure to non-functional currency balances totaling approximately $7.6 million. This amount includes, on an absolute basis, exposures to foreign currency assets and liabilities. On a net basis, the Company had approximately $3.3 million of foreign currency assets as of December 31, 2009.  As currency rates change, these non-functional currency balances are revalued, and the corresponding adjustment is recorded in the consolidated statement of operations. A hypothetical change of 10% in currency rates could result in an adjustment to the consolidated statement of operations of approximately $0.3 million.

With respect to interest rates, the risk is composed of changes in future cash flows due to changes in interest rates on our variable rate $9.7 million line of credit and $3.8 million industrial development authority bonds.  The potential loss in 2010 cash flows from a 10% adverse change in quoted interest rates would approximate fourteen thousand dollars.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements and notes thereto appear on pages F-1 to F-41 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management conducted an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation the Company’s management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, assessed as of December 31, 2009 the effectiveness of the Company’s internal control over financial reporting. In making this assessment, management used the criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, management has concluded that the Company’s internal control over financial reporting as of December 31, 2009 was effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15 under the Exchange Act that occurred during the Company’s fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE ..

The information appearing under the captions “Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or around June 2, 2010 is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information appearing under the captions “Executive Compensation—Summary Compensation,—Compensation Committee Interlocks and Insider Participation, and—Agreements with Named Executive Officers,” and “Information Regarding Directors—The Board of Directors and its Committees” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or around June 2, 2010 is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under the caption “Principal and Management Stockholders” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or around June 2, 2010 is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information appearing under the caption “Certain Transactions” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or around June 2, 2010 is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the caption “Audit Fees” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or around June 2, 2010 is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements.

The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

(a) (2) Financial Statement Schedules

The following financial schedule of Albany Molecular Research, Inc. is included in this annual report on Form 10-K.

Schedule II—Valuation and Qualifying Accounts	F-40

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

10.25
Amendment to License Agreement Regarding Sublicensing , dated November 19, 2008, by and between Albany Molecular Research, Inc., AMR Technology, Inc. (formerly a subsidiary of AMRI, which has subsequently been merged into AMRI) and sanofi-aventis U.S. LLC (filed with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission) (incorporated herein by reference to Exhibit 10.25 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-25323).

10.26
Second Amendment to the August 31, 2005 Supply Agreement, dated January 9, 2009, by and between AMRI Rensselaer, Inc. (formerly Organichem Corporation) and GE Healthcare AS (formerly Amersham Healthcare AS) (filed with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission) (incorporated herein by reference to Exhibit 10.26 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-25323).

10.27*
Employment Agreement, dated August 5, 2008, between Albany Molecular Research, Inc. and Steven R. Hagen, Ph.D. (incorporated herein by reference to Exhibit 10.27 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-25323).

10.28
Fifth Amendment to Credit Agreement, dated as of June 26, 2008, by and among Albany Molecular Research, Inc., Bank of America, N.A. and RBS Citizens, National Association (successor by merger to Citizens Bank of Massachusetts) (incorporated herein by reference to Exhibit 10.28 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-25323).

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

Dated: March 12, 2010	Albany Molecular Research, Inc.

	By:	/s/ Thomas E. D’Ambra
Thomas E. D’Ambra, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas E. D’Ambra	Chairman of the Board, President, Chief Executive	March 12, 2010
Thomas E. D’Ambra, Ph.D.	Officer and Director (Principal Executive Officer)

/s/ Mark T. Frost	Senior Vice President, Administration, Chief Financial Officer and Treasurer	March 12, 2010
Mark T. Frost	(Principal Financial and Accounting Officer)

/s/ Paul S. Anderson	Director	March 12, 2010
Paul S. Anderson, Ph.D.

/s/ Veronica G.H. Jordan	Director	March 12, 2010
Veronica G.H. Jordan, Ph.D.

/s/ Kevin O’Connor	Director	March 12, 2010
Kevin O’Connor

/s/ Arthur J. Roth	Director	March 12, 2010
Arthur J. Roth

/s/ Una S. Ryan	Director	March 12, 2010
Una S. Ryan, Ph.D., O.B.E.

/s/ Anthony P. Tartaglia	Director	March 12, 2010
Anthony P. Tartaglia, M.D.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ALBANY MOLECULAR RESEARCH, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Albany Molecular Research, Inc.:

We have audited the accompanying consolidated balance sheets of Albany Molecular Research, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive (loss) income, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the index appearing under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Albany Molecular Research, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Albany Molecular Research, Inc’s. internal control over financial reporting as of December 31, 2009, based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2010, expressed an unqualified opinion on the effectiveness of Albany Molecular Research, Inc.’s internal control over financial reporting.

/s/KPMG LLP
Albany, New York
March 12, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Albany Molecular Research, Inc.:

We have audited internal control over financial reporting of Albany Molecular Research, Inc. and subsidiaries (the Company) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Albany Molecular Research, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Albany Molecular Research, Inc. and subsidiaries as of December 31, 2009 and 2008, the related consolidated statements of operations, stockholders’ equity and comprehensive (loss) income, and cash flows for each of the years in the three-year period ended December 31, 2009, and the related financial statement schedule, and our report dated March 12, 2010, expressed an unqualified opinion on those consolidated financial statements and related financial statement schedule.

/s/KPMG LLP
Albany, New York
March 12, 2010

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2009, 2008 and 2007

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Contract revenue	$156,800	$195,455	$163,375
Recurring royalties	34,867	28,305	27,056
Milestone revenue	4,750	5,500	2,080
Total revenue	196,417	229,260	192,511
Cost of contract revenue	138,739	146,075	132,032
Technology incentive award	3,594	2,901	2,784
Research and development	14,547	13,129	12,821
Selling, general and administrative	38,191	39,361	33,250
Goodwill impairment	22,900	—	—
Restructuring charge	329	1,833	273
Total costs and expenses	218,300	203,299	181,160
(Loss) income from operations	(21,883)	25,961	11,351
Interest expense	(270)	(493)	(853)
Interest income	646	1,663	4,045
Other (expense) income, net	(545)	759	(158)
(Loss) income before income tax (benefit) expense	(22,052)	27,890	14,385
Income tax (benefit) expense	(5,357)	7,330	5,449
Net (loss) income	$(16,695)	$20,560	$8,936

Basic (loss) earnings per share	$(0.54)	$0.66	$0.28
Diluted (loss) earnings per share	$(0.54)	$0.65	$0.27

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

(In thousands, except per share amounts)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$80,953	$60,400
Investment securities	30,105	27,070
Accounts receivable (net of allowance for doubtful accounts of $425 at December 31, 2009 and $621 at December 31, 2008)	23,616	38,529
Royalty income receivable	7,101	6,670
Inventory	25,143	28,670
Unbilled services	58	159
Prepaid expenses and other current assets	8,780	8,944
Deferred income taxes	4,708	4,073
Total current assets	180,464	174,515
Property and equipment, net	166,746	167,502
Goodwill	17,551	40,272
Intangible assets and patents, net	2,461	2,018
Equity investment in unconsolidated affiliates	956	956
Deferred income taxes	1,166	—
Other assets	4,348	5,421
Total assets	$373,692	$390,684

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$15,277	$16,480
Deferred revenue and licensing fees	10,777	7,300
Accrued compensation	3,091	6,084
Accrued pension benefits	218	500
Income taxes payable	1,101	3,198
Current installments of long-term debt	270	260
Total current liabilities	30,734	33,822
Long-term liabilities:
Long-term debt, excluding current installments	13,212	13,482
Deferred rent	1,354	1,156
Deferred licensing fees	7,143	—
Deferred income taxes	—	9,142
Pension and postretirement benefits	6,445	6,211
Environmental liabilities	191	191
Total liabilities	59,079	64,004
Commitments and contingencies (notes 12 and 14)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 50,000 shares, 35,467 shares issued in 2009 and 35,278 shares issued in 2008	355	353
Additional paid-in capital	201,667	199,020
Retained earnings	174,121	190,816
Accumulated other comprehensive loss, net	(4,642)	(6,621)
	371,501	383,568
Less, treasury shares at cost, 3,825 shares in 2009 and 2008	(56,888)	(56,888)
Total stockholders’ equity	314,613	326,680
Total liabilities and stockholders’ equity	$373,692	$390,684

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME

Years Ended December 31, 2009, 2008 and 2007

(In thousands)

						Accumulated
		Common Stock		Additional		Other	Treasury Stock
	Preferred	Number of	Par	Paid-in	Retained	Comprehensive	Number of			Comprehensive
	Stock	Shares	Value	Capital	Earnings	(Loss ) Income	Shares	Amount	Total	(Loss) Income
Balances at January 1, 2007	$—	34,749	$347	$193,127	$161,320	$832	(2,077)	$(37,171)	$318,455
Comprehensive Income:
Net income					8,936				8,936	$8,936
Unrealized gain on investment securities, available-for-sale, net of taxes						83			83	83
Unrealized loss on interest rate swap contract, net of taxes						(92)			(92)	(92)
Pension and other postretirement benefits:
Amortization of actuarial loss, net of taxes						4			4	4
Current year actuarial gain, net of taxes						413			413	413
Foreign currency translation gain						3,907			3,907	3,907
Total other comprehensive income						4,315
Total comprehensive income										$13,251
Tax benefit from exercise of stock options				121					121
Share-based payment expense				584					584
Issuance of restricted stock		197	2	(2)					—
Amortization of unearned compensation - restricted stock				720					720
Forfeiture of unearned compensation - restricted stock		(98)	(1)	1					—
Issuance of common stock in connection with stock option plan and ESPP		227	3	1,434					1,437
Balances at December 31, 2007	$—	35,075	$351	$195,985	$170,256	$5,147	(2,077)	$(37,171)	$334,568
Comprehensive Income:
Net income					20,560				20,560	$20,560
Unrealized gain on investment securities, available-for-sale, net of taxes						67			67	67
Unrealized loss on interest rate swap contract, net of taxes						(5)			(5)	(5)
Pension and other postretirement benefits:
Amortization of actuarial loss, net of taxes						8			8	8
Current year actuarial loss, net of taxes						(4,510)			(4,510)	(4,510)
Foreign currency translation loss						(7,328)			(7,328)	(7,328)
Total other comprehensive loss						(11,768)
Total comprehensive income										$8,792
Treasury stock purchases							(1,748)	(19,717)	(19,717)
Tax benefit from exercise of stock options				56					56
Share-based payment expense				665					665
Issuance of restricted stock		175	2	(2)					—
Amortization of unearned compensation - restricted stock				1,031					1,031
Forfeiture of unearned compensation - restricted stock		(68)	(1)	1					—
Issuance of common stock in connection with stock option plan and ESPP		96	1	1,284					1,285
Balances at December 31, 2008	$—	35,278	$353	$199,020	$190,816	$(6,621)	(3,825)	$(56,888)	$326,680
Net loss					(16,695)				(16,695)	$(16,695)
Unrealized loss on investment securities, available-for-sale, net of taxes						(10)			(10)	(10)
Pension and other postretirement benefits:
Amortization of actuarial loss, net of taxes						29			29	29
Current year actuarial gain, net of taxes						16			16	16
Foreign currency translation gain						1,944			1,944	1,944
Total other comprehensive income						1,979
Total comprehensive loss										$(14,716)
Tax benefit from exercise of stock options				5					5
Share-based payment expense				765					765
Issuance of restricted stock		165	2	(2)					—
Amortization of unearned compensation - restricted stock				1,369					1,369
Forfeiture of unearned compensation - restricted stock		(41)	(1)	1					—
Issuance of common stock in connection with stock option plan and ESPP		65	1	509					510
Balances at December 31, 2009	$—	35,467	355	201,667	174,121	(4,642)	(3,825)	$(56,888)	314,613

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2009, 2008 and 2007

(In thousands)

	Year ended December 31,
	2009	2008	2007
Operating Activities
Net (loss) income	$(16,695)	$20,560	$8,936
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	16,824	17,784	16,816
Net amortization of premiums on securities	305	238	174
Write down for obsolete inventories	4,586	3,975	2,891
Property, plant and equipment impairment	—	—	(31)
(Recovery) provision for doubtful accounts	(166)	480	27
Forgiven principal on notes receivable	125	69	89
Deferred income tax (benefit) expense	(10,980)	1,535	1,350
Impairment of goodwill	22,900	—	—
Loss on disposal of property, plant and equipment	753	274	—
Stock-based compensation expense	2,134	1,696	1,304
Decrease (increase) in operating assets, net of business combinations:
Accounts receivable	15,079	(10,961)	6,727
Royalty income receivable	(431)	(584)	139
Unbilled services	101	100	(259)
Inventory	(1,059)	(10,024)	(2,105)
Prepaid expenses and other assets	1,057	(5,804)	(2,392)
(Decrease) increase in operating liabilities, net of business combinations:
Accounts payable, accrued compensation and accrued expenses	(4,196)	4,735	(197)
Income taxes payable	(2,097)	1,409	356
Deferred revenue and licensing fees	10,620	378	(1,363)
Pension and postretirement benefits	28	(476)	(750)
Deferred rent	198	1,156	—
Environmental liability	—	—	(45)
Net cash provided by operating activities	39,086	26,540	31,667

Investing Activities
Purchases of investment securities	(19,549)	(25,265)	(67,665)
Proceeds from sales and maturities of investment securities	16,191	60,262	86,476
Purchase of business, net of cash acquired	(12)	(1,729)	(11,898)
Purchases of property, plant and equipment	(15,172)	(23,938)	(17,747)
Payments for patent applications and other costs	(693)	(423)	(516)
Proceeds from disposal of property, plant and equipment	143	71	1,565
Net cash (used in) provided by investing activities	(19,092)	8,978	(9,785)

Financing Activities
Purchases of treasury stock	—	(19,717)	—
Principal payments on long-term debt	(260)	(9,643)	(4,554)
Borrowings on long-term debt	—	9,405	—
Tax benefit of stock option exercises	5	56	121
Proceeds from exercise of options and Employee Stock Purchase Plan	510	1,285	1,437
Net cash provided by (used in) financing activities	255	(18,614)	(2,996)
Effect of exchange rate changes on cash flows	304	(2,010)	496
Increase in cash and cash equivalents	20,553	14,894	19,382
Cash and cash equivalents at beginning of period	60,400	45,506	26,124
Cash and cash equivalents at end of period	$80,953	$60,400	$45,506
Supplemental disclosure of non-cash investing and financing activities:
Unrealized (loss) gain on securities available-for-sale, net of tax	$(10)	$67	$83
Unrealized loss on swap contract, net of tax	$—	$(5)	$(92)
Actuarial loss (gain) on pension and other postretirement liability, net of tax	$45	$(4,502)	$417
Issuance of restricted stock	$1,384	$2,041	$2,035
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$270	$493	$856
Income taxes	$7,792	$2,906	$5,828

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Years Ended December 31, 2009, 2008 and 2007

(In thousands)

In 2008, the Company, through a wholly-owned subsidiary, completed the purchase of FineKem, which is now a part of AMRI India, a manufacturing facility located in Aurangabad, India for an aggregate purchase price of $1,713.  In conjunction with the acquisition, assets were acquired and liabilities were assumed as follows:

Fair value of assets acquired	$1,917
Cash paid for net assets	(204)
Liabilities assumed	$1,713

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

December 31, 2009 and 2008

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

Basis of Presentation:

The consolidated financial statements include the accounts of Albany Molecular Research, Inc. (“AMRI”) and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated during consolidation. When necessary, prior years’ consolidated financial statements have been reclassified to conform to the current year presentation. Assets and liabilities of non-U.S. operations are translated at period-end rates of exchange, and the statements of operations are translated at the average rates of exchange for the period. Gains or losses resulting from translating non-U.S. currency financial statements are recorded in accumulated other comprehensive (loss) income in the accompanying December 31, 2009 and 2008 consolidated balance sheets.

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

Contract Revenue Recognition:

The Company’s contract revenue consists primarily of fees earned under contracts with third-party customers and reimbursed expenses under such contracts. The Company also seeks to include provisions in certain contracts that contain a combination of up-front licensing fees, milestone and royalty payments should the Company’s proprietary technology and expertise lead to the discovery of new products that become commercial. Reimbursed expenses consist of chemicals and other project specific costs. Generally, the Company’s contracts may be terminated by the customer upon 30 days’ to one year’s prior notice, depending on the terms and/or size of the contract. The Company analyzes its agreements to determine whether the elements can be separated and accounted for individually or as a single unit of accounting in accordance with FASB’s Accounting Standards Codification (“ASC”) 605-25, “Revenue Arrangements with Multiple Deliverables,” and ASC Topic 13 (formerly Staff Accounting Bulletin (“SAB”) 104), “Revenue Recognition”. Allocation of revenue to individual elements that qualify for separate accounting is based on the fair value of the respective elements.

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

December 31, 2009 and 2008

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

Recurring Royalties Revenue Recognition.  Recurring royalties consist of royalties under a license agreement with Sanofi-aventis based on the worldwide sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere, as well as on sales of sanofi-aventis’ authorized generics. The Company records royalty revenue in the period in which the sales of Allegra/Telfast occur, because we can reasonably estimate such royalties. Royalty payments from sanofi-aventis are due within 45 days after each calendar quarter and are determined based on sales of Allegra/Telfast in that quarter, with the exception of Allegra D-12 which has a fixed royalty amount through July 2010.

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(In thousands, except per share amounts)

Investment Securities:

Investment securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive (loss) income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income or expense. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

At December 31, 2009 and 2008, the Company’s Investments in Securities in the current assets section of the consolidated balance sheets include $2,300 and $2,400, respectively, of auction rate municipal bonds, classified as available-for-sale securities. The Company’s investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates.  As a result, there are no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these securities.  All income generated from these current investments is recorded as interest income.

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

Equity Investments in Unconsolidated Subsidiaries:

The Company maintains an equity investment in a company that has operations in areas within its strategic focus.  This investment is in a leveraged start-up company and was recorded at historical cost.

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

December 31, 2009 and 2008

(In thousands, except per share amounts)

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

Goodwill:

The Company performs an annual assessment of the carrying value of goodwill for potential impairment (or on an interim basis if certain triggering events occur). A determination of impairment is made based upon the fair value of the related reporting unit.  If goodwill is determined to be impaired, the Company would be required to record a charge to its results of operations. Factors the Company considers important which could result in an impairment include the following:

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(In thousands, except per share amounts)

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

Additionally, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.

Stock-Based Compensation:

The Company records compensation expense associated with stock options and other equity based compensation in accordance with ASC 718 “Compensation – Stock Compensation”.  The Company establishes fair value as the measurement objective in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans and recognizes expense over the applicable vesting period.

The per share weighted-average fair value of stock options granted is determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2009	2008	2007
Expected life in years:	5	5	5
Interest rate	1.98%	2.63%	4.24%
Volatility	48%	43%	39%
Dividend yield	—	—	—

Earnings Per Share:

The Company computes net (loss) earnings per share in accordance with ASC 260-20 “Earnings per share”.  Basic (loss) earnings per share is computed by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company (such as stock options).

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(In thousands, except per share amounts)

The following table provides basic and diluted earnings per share calculations:

	Year Ended December 31, 2009			Year Ended December 31, 2008			Year Ended December 31, 2007
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic (loss) earnings per share	$(16,695)	31,062	$(0.54)	$20,560	31,389	$0.66	$8,936	32,351	$0.28
Dilutive effect of stock options	—	—	—	—	40	—	—	85	—
Dilutive effect of restricted stock	—	—	—	—	183	(0.01)	—	190	(0.01)
Diluted (loss) earnings per share	$(16,695)	31,062	$(0.54)	$20,560	31,612	$0.65	$8,936	32,626	$0.27

The weighted average number of anti-dilutive options outstanding were 2,049, 1,573 and 1,895 for the years ended December 31, 2009, 2008 and 2007, respectively, and were excluded from the calculation of diluted earnings per share.

Restructuring Charges:

The Company accounts for its restructuring costs as required by ASC 420-10 “Accounting for Costs Associated with Exit or Disposal Activities” which requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred, except for one-time termination benefits that meet certain requirements.

2.      Business Combinations

Acquisition of FineKem

On January 17, 2008, the Company, through a wholly-owned subsidiary, completed the purchase of FineKem, a manufacturing facility located in Aurangabad, India.  The aggregate purchase price of $1,713 included cash payments totaling $1,665 and capitalized costs related to the acquisition, primarily professional fees, of $48.

The following table summarizes the final allocation of the purchase price to the estimated fair value of the net assets acquired:

January 17, 2008
Assets Acquired
Accounts receivable	$42
Inventory	139
Prepaid expenses and other current assets	26
Property and equipment	556
Goodwill	1,154
Total assets acquired	$1,917

Liabilities Assumed
Accounts payable and accrued expenses	$204
Total liabilities assumed	$204

Net assets acquired	$1,713

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(In thousands, except per share amounts)

3.       Restructuring

AMRI India

In December 2009, the Company initiated a restructuring of its AMRI India locations which consisted of closing and consolidating its Mumbai administrative office into its Hyderabad location as part of the Company’s goal to streamline operations and eliminate duplicate administrative functions.  The Company recorded a restructuring charge of approximately $364 in the fourth quarter of 2009, including lease termination charges of $215, leasehold improvement abandonment charges of $107 and administrative costs of $42.

The restructuring costs are included under the caption “Restructuring charge” in the consolidated statement of operations during 2009 and the restructuring liabilities are included in “Accounts payable and accrued expenses” on the consolidated balance sheet at December 31, 2009.

The AMRI India restructuring activity was recorded in the Company’s Large Scale Manufacturing (“LSM”) operating segment.  The following table displays AMRI India’s restructuring activity and liability balances within our LSM operating segment:

	Balance at January 1, 2009	Charges	Paid Amounts	Foreign Currency Translation Adjustments	Balance at December 31, 2009
Lease termination charges	$—	$215	$—	$—	$215
Leasehold improvement abandonment charges	—	107	(107)	—	—
Administrative costs associated with restructuring	—	42	(31)	—	11
Total	$—	$364	$(138)	$—	$226

Lease termination charges and leasehold improvement abandonment charges relate to costs associated with exiting the current facility.
The net cash outflow related to the AMRI India restructuring for the year ended December 31, 2009 was $31.  Anticipated cash outflows related to the AMRI India restructuring for 2010 is approximately $226, which primarily consists of lease termination charges.

AMRI Hungary

In May 2008, the Company initiated a restructuring of its Hungary location.  The goal of the restructuring was to realign the business model for these operations to better support the Company’s long-term strategy for providing Discovery Services in the European marketplace.  The Company recorded a restructuring charge of approximately $1,833 in the second quarter of 2008, including termination benefits and personnel realignment costs of approximately $901, losses on grant contracts of approximately $389, lease termination charges of approximately $463 and administrative costs associated with the restructuring plan of $80.

During August 2009, the Company closed and consolidated its Balaton, Hungary facility into the new facility in Budapest, Hungary as part of the Company’s goal to streamline operations and to consolidate locations, equipment and operating costs.  As a result of this restructuring, the Company recorded a restructuring charge of approximately $327 in the second quarter of 2009, including termination benefits and personnel realignment costs of approximately $134, lease termination charges of $182 and administrative costs associated with the restructuring plan of $11.

The restructuring costs are included under the caption “Restructuring charge” in the consolidated statement of operations during 2009 and 2008 and the restructuring liabilities are included in “Accounts payable and accrued expenses” on the consolidated balance sheet at December 31, 2009 and 2008.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(In thousands, except per share amounts)

The Hungary restructuring activity was recorded in the Company’s Discovery/Development/Small Scale Manufacturing (“DDS”) operating segment.  The following table displays AMRI Hungary’s restructuring activity and liability balances within our DDS operating segment:

	Balance at January 1, 2009	Charges	Paid Amounts	Reversals	Foreign Currency Translation Adjustments	Balance at December 31, 2009
Termination benefits and personnel realignment	$325	$134	$(89)	(305)	$(10)	$55
Losses on grant contracts	266	—	(19)	—	(1)	246
Lease termination charges	262	182	(150)	(20)	1	275
Administrative costs associated with restructuring	40	11	—	(37)	(2)	12
Total	$893	$327	$(258)	(362)	$(12)	$588

Termination benefits and personnel realignment costs relate to severance packages, outplacement services, and career counseling for employees affected by this restructuring.  Losses on grant contracts represent estimated contractual losses that will be incurred in performing grant-based work under Hungary’s legacy business model.  Lease termination charges relate to costs associated with exiting the current facility.  The reversals in 2009 were primarily due to actual termination benefit and personnel realignment costs being lower than initially anticipated at the time of the restructuring.

The net cash outflow related to the Hungary restructuring for the year ended December 31, 2009 was $258.  Anticipated cash outflows related to the Hungary restructuring for 2010 is approximately $588, which primarily consists of lease abandonment charges and incurring losses on grant contracts.

4.       Inventory

Inventory consisted of the following at December 31, 2009 and 2008:

	December 31,
	2009	2008
Raw materials	$7,415	$8,996
Work in process	2,213	3,396
Finished goods	15,515	16,278
Total inventories, at cost	$25,143	$28,670

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(In thousands, except per share amounts)

5.       Investment Securities,

The amortized cost, gross unrealized gains, gross unrealized losses and fair value for available-for-sale investment securities by major security type were as follows:

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$26,077	$118	$(9)	$26,186
U.S. Governmental and Agency Obligations	1,613	6		1,619
Auction rate securities	2,300	—	—	2,300
	$29,990	$124	$(9)	$30,105

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$24,537	$139	$(6)	$24,670
Auction rate securities	2,400	—	—	2,400
	$26,937	$139	$(6)	$27,070

Auction rate securities are structured to be tendered at par, at the option of the investor, at auctions usually occurring every 30–35 days. Disruption in the financial and capital markets has resulted in reduced liquidity of these auction rate securities as auctions that have been attempted throughout 2008 and 2009 have not been successful.  Given the negative impact of the liquidity situation in the financial markets, the fair value of these auction rate debt securities may become lower than their carrying value. A continuation of the recent disruption in the financial and capital markets may result in impairment write-downs on the auction rate debt securities and/or realized losses on the disposition of the remaining auction rate securities.  However, the Company does not expect to be forced to sell before maturity or market recovery.

Contractual maturities of securities classified as available-for-sale at December 31, 2009 and 2008 were as follows:

	December 31, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due less than one year	$10,484	$10,531	$17,606	$17,668
Due after one year through five years	11,726	11,794	6,931	7,002
Due after five years through ten years	—	—	—	—
Due after ten years	7,780	7,780	2,400	2,400
	$29,990	$30,105	$26,937	$27,070

Information on temporarily impaired securities at December 31, 2009, segregated according to the length of time such securities had been in a continuous unrealized loss position, is summarized as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$2,392	$(9)	$—	$—	$2,392	$(9)
	$2,392	$(9)	$—	$—	$2,392	$(9)

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(In thousands, except per share amounts)

Information on temporarily impaired securities at December 31, 2008, segregated according to the length of time such securities had been in a continuous unrealized loss position, is summarized as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$1,917	$(6)	$—	$—	$1,917	$(6)
	$1,917	$(6)	$—	$—	$1,917	$(6)

The above tables represent 5 securities at both December 31, 2009 and 2008 where the current fair value is less than the related amortized cost. These unrealized losses do not reflect any deterioration of the credit worthiness of the issuing entities. No security has a rating that is below “A1.” The unrealized losses on these temporarily impaired securities are a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities and changes in market spreads as a result of shifts in supply and demand. The Company does not have the intent to sell these securities, nor does it expect to be required to sell before maturity or market recovery.

The Company received proceeds from sales and maturities of $16,191 and $60,262 for the years ended December 31, 2009 and 2008, respectively. Additionally, the Company recorded realized gains/(losses) of $0 from maturities and sales of available-for-sale securities during the years ended December 31, 2009, 2008 and 2007.

6.       Property and Equipment

Property and equipment consists of the following:

	December 31,
	2009	2008
Laboratory equipment and fixtures	$127,321	$120,518
Office equipment	28,221	25,801
Leasehold improvements	49,872	41,526
Buildings	61,299	60,695
Land	1,678	1,227
	268,391	249,767
Less accumulated depreciation and amortization	(110,942)	(95,102)
	157,449	154,665
Construction-in-progress	9,297	12,837
	$166,746	$167,502

Depreciation and amortization expense of property and equipment was approximately $16,507, $17,082 and $16,100 for the years ended December 31, 2009, 2008 and 2007, respectively.

7.       Equity Investments

The Company has entered into an equity investment with an entity in the Company’s area of strategic focus. The Company accounts for this investment using the cost method of accounting as the Company’s ownership interest in the investee is below 20% and the Company does not have the ability to exercise significant influence over the investee.

The carrying value of equity investments at December 31, 2009 and 2008 was $956.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(In thousands, except per share amounts)

8.       Long-Term Debt and Swap Contracts

Long-Term Debt

In June 2008, the Company refinanced a $30,000 term loan with a balance of $9,662 and a $35,000 line of credit.  The refinancing converted the balance of the term loan into a revolving line of credit, increasing the amount available under the line of credit to $45,000 and extended the maturity date on the line of credit to June 2013.  The line of credit bears interest at a variable rate based on the Company’s leverage ratio.  As of December 31, 2009, the balance outstanding on the line of credit was $9,662, bearing interest at a rate of 1.31%.  The credit facility contains certain financial covenants, including a maximum leverage ratio, a minimum required operating cash flow coverage ratio, a minimum earnings before interest and taxes to interest ratio and a minimum current ratio. Other covenants include limits on asset disposals and the payment of dividends.  As of December 31, 2009, the Company was in compliance with all covenants under the credit facility.

The Company maintains variable interest rate industrial development authority bonds due in increasing annual installments through 2021. Interest payments are due monthly with a current interest rate of 0.29% at December 31, 2009.

The following table summarizes long-term debt:

	December 31, 2009	December 31, 2008
Revolving line of credit	$9,662	$9,662
Industrial development authority bonds	3,820	4,080
	13,482	13,742
Less current portion	(270)	(260)
Total long-term debt	$13,212	$13,482

The aggregate maturities of long-term debt at December 31, 2009 are as follows:

2010	$270
2011	275
2012	285
2013	9,957
2014	305
Thereafter	2,390
Total	$13,482

Interest Rate Swap Contracts

The Company entered into two interest rate swap agreements effective April 1, 2003.  The objective of these swaps was to hedge interest rate risk associated with future cash flows on a portion of the $30,000 variable rate term loan.  Both the term loan and the swaps matured in February 2008.  The Company currently has no swap agreements for any of its debt and did not have any during 2009.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(In thousands, except per share amounts)

9.       Income Taxes

The components of income before taxes and income tax (benefit) expense are as follows:

	Year Ended December 31,
	2009	2008	2007
(Loss) income before taxes:
U.S.	$(14,384)	$31,852	$18,457
Foreign	(7,668)	(3,962)	(4,072)
	$(22,052)	$27,890	$14,385
Income tax (benefit) expense:
Current:
Federal	$5,173	$6,791	$3,928
State	72	(1,951)	2
Foreign	378	955	169
	5,623	5,795	4,099
Deferred:
Federal	(12,062)	2,108	1,683
State	(14)	18	160
Foreign	1,096	(591)	(493)
	(10,980)	1,535	1,350
	$(5,357)	$7,330	$5,449

The differences between income tax (benefit) expense and income taxes computed using a federal statutory rate of 35% for the years ended December 31, 2009, 2008 and 2007, were as follows:

	Year Ended December 31,
	2009	2008	2007
Pre-tax (loss) income at statutory rate	$(7,719)	$9,765	$5,035
Increase (reduction) in taxes resulting from:
Tax-exempt interest income	(149)	(421)	(890)
State taxes, net of federal benefit and valued credits	(108)	(1,210)	105
Rate differential on foreign operations	834	589	1,126
Domestic production deduction	(95)	(159)	(140)
Change in valuation allowance	3,022	833	—
Research and development credits	(439)	(2,232)	—
Stock compensation expense	60	(14)	76
Reduction in uncertain tax position reserves	(751)	—	—
Other, net	(12)	179	137
	$(5,357)	$7,330	$5,449

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(In thousands, except per share amounts)

The tax effects of temporary differences giving rise to significant portions of the deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008
Deferred tax assets:
Nondeductible accrued expenses	$144	$281
Allowance for doubtful accounts	136	218
Library amortization and impairment charges	2,506	2,532
Inventory reserves	4,617	3,783
Warrants	145	155
Environmental reserves	67	67
Pension and postretirement costs	231	322
Research and experimentation credit carry forwards	—	193
State tax credit carry forward	6,263	6,181
Investment write-downs and losses	875	869
Capital loss on sale of fixed assets	79	77
Deferred revenue	2,981	—
Deferred rent	512	—
Stock based compensation	1,230	900
Goodwill and intangibles	7,469	—
Net operating loss carry forwards	5,019	2,856
	32,274	18,434
Less valuation allowance	(11,707)	(8,685)
Deferred tax assets, net	20,567	9,749
Deferred tax liabilities:
Property and equipment depreciation differences	(16,824)	(16,184)
Prepaid real estate taxes	(191)	(195)
Foreign deferred tax	(10)	(239)
Deferred revenue	—	(50)
Goodwill and intangibles	—	(519)
Net deferred tax asset (liability)	$3,542	$(7,438)

The preceding table does not include deferred tax (liabilities) assets of $(46) and $(54) at December 31, 2009 and 2008, respectively, associated with the Company’s net unrealized losses/gains on investment securities discussed in Note 5 and deferred tax asset/(liability) of $2,376 and $2,406 at December 31, 2009 and 2008, respectively, associated the Company’s pension liability as discussed in Note 11.  Deferred tax assets representing net operating loss carry forwards of $3,040 at December 31, 2009 begin to expire in 2015; $5 at December 31, 2009 begin to expire in 2018; $1,974 at December 31, 2009 may be carried forward indefinitely. New York State investment tax credit carry forwards begin to expire in 2018.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon  the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carry back opportunities and tax planning strategies in making this assessment.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(In thousands, except per share amounts)

Based upon the level of projected future taxable income over the periods in which the deferred tax assets are deductible and tax planning strategies, a valuation allowance is included in deferred tax assets above as follows:

	December 31, 2009	December 31, 2008
Federal	$945	$945
State credits	6,263	6,181
Foreign	4,499	1,559
Total valuation allowance	$11,707	$8,685

The net deferred tax assets represent a level where management believes it is more likely than not that the Company will realize the benefits of those deductible differences. The increase in valuation allowance in 2009 is directly related to the generation of additional state investment tax credit carry forwards, net operating loss carry forwards for AMRI Hungary and net operating loss carry forwards for AMRI India. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the carry forward period are reduced.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2009
Balance at January 1, 2009	$1,280
Decreases related to prior year tax positions	(428)
Lapse of statute	(323)
Balance at December 31, 2009	$529

The reserve for the year ended December 31, 2009 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate for future periods.

The Company classifies interest expense and penalties related to unrecognized tax benefits as a component of income tax expense.  As of December 31, 2009, the Company has not accrued any penalties related to its uncertain tax position as it believes that it is more likely than not that there will not be any assessment of penalties.  The total amount of accrued interest resulting from such unrecognized tax benefits was $15 at December 31, 2009, all of which was recognized in 2009.

The Company files Federal income tax returns, as well as multiple state and foreign jurisdiction tax returns. The Company’s federal income tax returns have been examined by the Internal Revenue Service through the year ended December 31, 2005.  All significant state and foreign matters have been concluded for years through 2005. Tax examinations that commenced during 2009 are in process.  Management of the Company believes that the reserves associated with these tax positions are adequate to support any future tax examinations.

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

10.       Share-based Compensation

During the years ended December 31, 2009, 2008 and 2007, the Company recognized total share based compensation cost of $2,134, $1,696 and $1,304, respectively.

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(In thousands, except per share amounts)

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

During the years ended December 31, 2009, 2008 and 2007, 49, 29 and 37 shares, respectively, were issued under the Purchase Plan. During the years ended December 31, 2009 and 2008, cash received from stock option exercises and employee stock purchase plan purchases was $510 and $1,285, respectively.

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(In thousands, except per share amounts)

Following is a summary of the status of stock option programs during 2009, 2008 and 2007:

			Weighted Average
		Weighted	Remaining	Aggregate
	Number of	Exercise	Contractual Term	Intrinsic
	Shares	Price	(Years)	Value

Outstanding, January 1, 2007	2,171	20.12
Granted	188	13.40
Exercised	(200)	6.26
Forfeited	(195)	19.75
Expired	(1)	1.53
Outstanding, December 31, 2007	1,963	20.12
Granted	144	11.54
Exercised	(58)	13.91
Forfeited	(181)	22.08
Outstanding, December 31, 2008	1,868	20.34
Granted	129	8.54
Exercised	(4)	10.00
Forfeited	(89)	22.35
Expired	(40)	11.48
Outstanding, December 31, 2009	1,864	$19.66	3.9	$69
Options exercisable, December 31, 2009	1,488	$21.86	2.8	$—

The weighted average fair value per share of stock options granted during the years ended December 31, 2009, 2008 and 2007 was $3.74, $4.72 and $5.46, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $5, $37 and $1,465, respectively.  The actual tax benefit realized for the tax deductions from stock option exercises was $5 and $56 during the years ended December 31, 2009 and 2008.

As of December 31, 2009, there was $1,059 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was approximately $326, $3,184 and $300, respectively.

The following are the shares of common stock reserved for issuance at December 31, 2009:

Number of Shares
Employee Stock Option Plans	3,939
Employee Stock Purchase Plan	243
Shares reserved for issuance	4,182

Restricted Stock

The Company also issues restricted shares of common stock to employees of the Company under the 2008 Stock Option and Incentive Plan. The shares are issued as restricted stock and are held in the custody of the Company until all vesting restrictions are satisfied. Shares vest under this grant over a period of five years, with 60% vesting after three years of continuous employment from the grant date and an additional 20% vesting after each of four and five years of continuous employment from the grant date. If the vesting terms under which the award was granted are not satisfied, the shares are forfeited.  Restricted stock is valued based on the fair value of the shares on the grant date, and is amortized to expense on a straight-line basis over the applicable vesting period. The Company reduces the straight-line compensation expense by an estimated forfeiture rate to account for the estimated impact of shares of restricted stock that are expected to be forfeited before becoming fully vested. This estimate is based on our historical forfeiture experience.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(In thousands, except per share amounts)

Following is a summary of the restricted stock activity during 2009, 2008 and 2007:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2007	419	$9.40
Granted	197	10.33
Vested	—	—
Forfeited	(98)	9.23
Outstanding, December 31, 2007	518	$9.79
Granted	175	11.66
Vested	(115)	8.83
Forfeited	(69)	10.10
Outstanding, December 31, 2008	509	$10.61
Granted	165	8.42
Vested	(117)	9.97
Forfeited	(41)	10.27
Outstanding, December 31, 2009	516	$10.08

For the years ended December 31, 2009 and 2008, the fair value of restricted stock was $1,384 and $2,040, respectively, was based on the fair value of the shares on the grant date and amortized over the applicable vesting period. During the years ended December 31, 2009 and 2008, a total of 41 and 69 shares, respectively, with an unrecognized compensation expense of $418 and $691, respectively, were forfeited.  The amount amortized to expense during years ended December 31, 2009, 2008 and 2007, net of the impact of forfeitures, was approximately $1,369, $1,031 and $720, respectively.  As of December 31, 2009, there was $3,329 of total unrecognized compensation cost related to non-vested restricted shares. That cost is expected to be recognized over a weighted-average period of 3.3 years. During the years ended December 31, 2009 and 2008, 117 and 115 shares vested, respectively.

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(In thousands, except per share amounts)

Share Repurchase Program

On February 7, 2008, the Company’s Board of Directors approved a stock repurchase program, which authorized the Company to purchase up to $20,000 of the issued and outstanding shares of the Company’s Common Stock in the open market or in private transactions during the next twelve months.  Shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to price ranges set by management and regulatory considerations.  As of December 31, 2008, the Company had repurchased 1,748 shares totaling $19,717.  No additional shares were repurchased during 2009.

11.       Employee Benefit Plans

Defined Contribution Plans

The Company maintains a savings and profit sharing plan under section 401(k) of the Internal Revenue Code covering all eligible non-union employees. Employees must complete one calendar month of service and be over 20.5 years of age as of the plan’s entry dates. Participants may contribute up to 100% of their compensation, subject to IRS limitations. The Company currently makes matching contributions equal to 50% of the participants’ contributions, up to a limit of 10% of the participants’ wages. In addition, the Company has reserved the right to make discretionary profit sharing contributions to employee accounts. The Company has made no discretionary profit sharing contributions. Employer matching contributions vest at a rate of 20% per year beginning after two years of participation in the plan. Employer matching contributions were approximately $1,927, $1,696 and $1,576 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company also sponsors a savings and profit sharing plan under section 401(k) of the Internal Revenue Code covering union employees. Employees must complete one calendar month of service and there is no age requirement as of the plan’s entry dates. Participants may contribute up to 100% of their regular wages, subject to IRS limitations, and the Company matches 50% of each dollar contributed by the employee up to 10% of their wages. In addition, the Company has reserved the right to make discretionary profit sharing contributions to employee accounts. The Company has made no discretionary profit sharing contributions. Employer matching contributions vest at a rate of 20% per year beginning after two years of participation in the plan, however the employer match under this plan does not begin until the employee completes one year of service. Employer matching contributions were $138, $139 and $158 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Effective June 5, 2003, the Company eliminated the accumulation of additional future benefits under the non-contributory, unfunded post-retirement welfare plan for salaried employees. Effective August 1, 2003, the Company curtailed the salaried defined benefit pension plan and effective March 1, 2004, the Company curtailed the hourly defined benefit pension plan.

The Company recognizes the overfunded or underfunded status of its postretirement plans in the statement of financial position and recognizes changes in that funded status in the year in which the changes occur. Additionally, the Company is required to measure the funded status of a plan as of the end of its fiscal year.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(In thousands, except per share amounts)

The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of the plans’ assets during the years ended December 31, 2009 and 2008, and a reconciliation of the funded status to the net amount recognized in the consolidated balance sheets as of December 31 (the plans’ measurement dates) of both years:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation at January 1	$20,706	$20,746	$1,173	$745
Service cost	—	—	76	55
Interest cost	1,287	1,256	62	51
Actuarial loss (gain)	1,982	128	(244)	322
Benefits paid	(1,487)	(1,424)	—	—
Benefit obligation at December 31	22,488	20,706	1,067	1,173
Change in plan assets:
Fair value of plan assets at January 1	15,168	21,812	—	—
Actual return on plan assets	3,211	(5,511)	—	—
Employer contributions	—	291	—	—
Benefits paid	(1,487)	(1,424)	—	—
Fair value of plan assets at December 31	16,892	15,168	—	—
Funded status	$(5,596)	$(5,538)	$(1,067)	$(1,173)

The Company included ($45) and $4,502 in other comprehensive (gain) loss for the years ended December 31, 2009 and 2008, respectively, which represent the respective fluctuations in the unrecognized actuarial gains and losses, net of related tax benefits.

At December 31, 2009 and 2008, the accumulated benefit obligation (the actuarial present value of benefits, vested and non-vested, earned by employees based on current and past compensation levels) for the Company’s pension plans totaled $22,488 and $20,706, respectively.

The following table provides the components of net periodic benefit (income) cost for the years ended December 31:

	Pension Benefits			Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Service cost	$—	$—	$—	$76	$55	$46
Interest cost	1,287	1,256	1,220	62	51	36
Expected return on plan assets	(1,447)	(1,558)	(1,486)	—	—	—
Amortization of net loss	24	—	—	26	11	7
Net periodic benefit (income) cost	$(136)	$(302)	$(266)	$164	$117	$89
Recognized in AOCI (pre-tax):
Prior service cost	$—	$—	$—	$4	$5	$5
Net actuarial loss (gain)	5,610	5,415	(1,781)	244	513	201
Total recognized in AOCI (pre-tax)	$5,610	$5,415	$(1,781)	$248	$518	$206
Total recognized in consolidated statement of operations and AOCI	$5,474	$5,113	$2,047	$412	$635	$295

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(In thousands, except per share amounts)

In 2010, the Company expects to amortize $1 of prior service cost and $248 of net actuarial loss from shareholders’ equity into postretirement benefit plan cost.

The following assumptions were used to determine the periodic pension cost for the defined benefit pension plans for the year ended December 31:

	2009	2008	2007
Discount rate	5.65%	6.25%	6.25%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A

The discount rates utilized for determining the Company’s pension obligation and net periodic benefit cost were selected using high-quality long-term corporate bond indices as of the plan’s measurement date. The rate selected as a result of this process was substantiated by comparing it to the composite discount rate that produced a liability equal to the plan’s expected benefit payment stream discounted using the Citigroup Pension Discount Curve (“CPDC”). The CPDC was designed to provide a means for plan sponsors to value the liabilities of their postretirement benefit plans. The CPDC is a yield curve of hypothetical double-A zero coupon bonds with maturities up to 30 years. This curve includes adjustments to eliminate the call features of corporate bonds.  As a result of this modeling process, the discount rate was 5.65% at December 31, 2009 and 6.25% at December 31, 2008.

The following assumptions were used to determine the periodic postretirement benefit cost for the postretirement welfare plan for the year ended December 31:

	2009	2008	2007
Health care cost trend rate assumed for next year	10.0%	10.0%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2015	2014	2013

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement welfare plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$39	$(30)
Effect on accumulated postretirement benefit obligation for the year ended December 31, 2009	$269	$(207)

The Company’s pension plan weighted-average asset allocations at December 31 by asset category are as follows:

	2009		2008
	Market Value	%	Market Value	%
Equity securities	$9,922	59%	$9,010	59%
Debt securities	5,778	34	5,088	34
Real Estate	829	5	766	5
Other	363	2	304	2
Total	$16,892	100%	$15,168	100%

Based on the three-tiered fair value hierarchy, all pension plan assets’ fair value can be determined by their quoted market price and therefore have been determined to be Level 1 as of December 31, 2009.

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(In thousands, except per share amounts)

Defined benefit plan assets are invested so as to achieve a competitive risk adjusted rate-of-return on portfolio assets, based on levels of liquidity and investment risk that is prudent and reasonable under circumstances which exist from time to time.

While the Company’s primary objective is the preservation of capital, it also adheres to the theory of capital market pricing which maintains that varying degrees of investment risk should be rewarded with compensating returns.

The asset allocation decision includes consideration of the non-investment aspects of the Company’s defined benefit plans, including future retirements, lump-sum elections, contributions, and cash flow. These actual characteristics of the plans place certain demands upon the level, risk, and required growth of trust assets. The Company regularly conducts analyses of the plans’ current and likely future financial status by forecasting assets, liabilities, benefits and contributions over time. In so doing, the impact of alternative investment policies upon the plans’ financial status is measured and an asset mix which balances asset returns and risk is selected.  The Company’s Plan policies of preservation of capital, return expectations and investment diversification are all measured during these reviews to aid in the determination of asset class and risk allocation.

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

To determine the expected long-term rate of return on pension plan assets, the Company considers current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. In developing future return expectations for the Company’s pension plan’s assets, we evaluate general market trends as well as key elements of asset class returns such as expected earnings growth, yields and spreads across a number of potential scenarios.

The 2009 target allocation was as follows:

Equity securities	59%
Debt securities	34
Real Estate	5
Other	2
Total	100%

The market-related value of plan assets is used in developing the expected rate of return on plan assets. In developing the expected rate of return, the market-related value of plan assets phases in recognition of capital appreciation by recognizing investment gains and losses over a four-year period at 25% per year.

The expected future benefit payments under the plans are as follows for the years ending December 31:

	Pension Benefits	Postretirement Benefits
2010	$1,565	$—
2011	1,578	—
2012	1,600	—
2013	1,595	—
2014	1,620	34
2015 - 2019	8,258	163

Based on current actuarial assumptions, the Company expects to contribute $218 to its pension plans in 2010.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(In thousands, except per share amounts)

12.       Lease Commitments

The Company leases both facilities and equipment used in its operations and classifies those leases as operating leases. The Company has long-term operating leases for a substantial portion of its research and development laboratory facilities. The expiration dates on the present leases range from March 2011 to July 2019.  The leases contain renewal options at the option of the Company.  The Company is responsible for paying the cost of utilities, operating costs, and increases in property taxes at its leased facilities.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2009 are as follows:

Year ending December 31,
2010	$4,027
2011	3,940
2012	3,958
2013	3,480
2014	3,246
Thereafter	11,246

Rental expense amounted to approximately $3,659, $3,751 and $3,502 during the years ended December 31, 2009, 2008 and 2007, respectively.

13.       Related Party Transactions

(a) Technology Development Incentive Plan

In 1993, the Company adopted a Technology Development Incentive Plan to provide a method to stimulate and encourage novel innovative technology developments by our employees. To be eligible to participate, the employee must be the inventor, co-inventor or have made a significant intellectual contribution of novel technology that results in new revenues received by the Company.  Eligible participants will share in awards based on a percentage of the licensing, royalty or milestone revenue received by the Company, as defined by the Plan.

In 2009, 2008 and 2007, the Company awarded Technology Incentive Compensation primarily to the inventor of the terfenadine carboxylic acid metabolite technology, which is covered by the Company’s patents relating to the active ingredient in Allegra. The inventor is Thomas D’Ambra, the Company’s Chairman, President and Chief Executive Officer.  Additionally in 2009, 2008 and 2007, the Company granted awards to employees in relation to milestone payments for its proprietary amine neurotransmitter reuptake inhibitors as a result of successful licensing of this technology to Bristol-Myers Squibb (“BMS”).  The amounts awarded and included in the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 are $3,594, $2,901 and $2,784, respectively.  Included in accrued compensation in the accompanying consolidated balance sheets at both December 31, 2009 and 2008 are unpaid Technology Development Incentive Compensation awards of  $761 and $667.

(b) Telecommunication Services

A member of the Company’s board of directors is the Chief Executive Officer of one of the providers of telephone and internet services to the Company. This telecommunications company was paid approximately $242, $221 and $228 for services rendered to the Company in 2009, 2008 and 2007, respectively.

14.       Legal Proceedings

The Company, from time to time, may be involved in various claims and legal proceedings arising in the ordinary course of business. Except as noted below in regard to litigation relating to Allegra, the Company is not currently a party to any such claims or proceedings which, if decided adversely to the Company, would either individually or in the aggregate have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(In thousands, except per share amounts)

The Company, through its former subsidiary AMR Technology that has been merged into the Company, along with Aventis Pharmaceuticals Inc., the U.S. pharmaceutical business of sanofi-aventis S.A., has been involved in legal proceedings with several companies seeking to market or which are currently marketing generic versions of Allegra. Beginning in 2001, Barr Laboratories, Inc., Impax Laboratories, Inc., Mylan Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Dr. Reddy’s Laboratories, Ltd./Dr. Reddy’s Laboratories, Inc., Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., Sandoz Inc., Sun Pharma Global, Inc., and Wockhardt filed Abbreviated New Drug Applications (“ANDAs”) with the Food and Drug Administration (“FDA”) to produce and market generic versions of Allegra products.

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(In thousands, except per share amounts)

On November 18, 2008, the Company, its former subsidiary AMR Technology, Aventis Pharmaceuticals, sanofi-aventis, Teva Pharmaceuticals, and Barr Laboratories reached a settlement regarding the above-described patent infringement litigations relating to Teva Pharmaceuticals and Barr Laboratories.  As part of the settlement, the Company entered into an amendment to its licensing agreement with sanofi-aventis to allow sanofi-aventis to sublicense patents related to ALLEGRA® and ALLEGRA®D-12  to Teva Pharmaceuticals and Barr Laboratories in the United States.  Subsequently, Teva Pharmaceuticals acquired Barr Laboratories.  The Company received an upfront sublicense fee from sanofi-aventis of $10 million, and sanofi-aventis will pay royalties to the Company on the sale of products in the United States containing fexofenadine hydrochloride (the generic name for the active ingredient in ALLEGRA®) and products containing fexofenadine hydrochloride and pseudoephedrine hydrochloride (generic ALLEGRA®D-12) by Teva Pharmaceuticals through 2015, along with additional consideration.  As provided in the settlement, Teva Pharmaceuticals launched a generic version of Allegra D-12 in November 2009.  The Company will receive quarterly royalties through July 2010 for the branded Allegra D-12 equal to the royalties paid for the quarter ended June 30, 2009.  Thereafter, the royalty rate will revert to the rate in effect prior to the signing of the sub-license amendment and the Company will also receive a royalty on Teva’s sales of the generic D-12.  The Company and Aventis Pharmaceuticals have also dismissed their claims against Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc. and Sandoz, Inc. without prejudice.  The Company has also dismissed its claims against DiPharma S.P.A. and DiPharma s.r.l. in Canada without prejudice.

Under applicable federal law, marketing of an FDA-approved generic version of Allegra may not commence until the earlier of a decision favorable to the generic challenger in the patent litigation or 30 months after the date the patent infringement lawsuit was filed. In general, the first generic filer is entitled to a 180-day marketing exclusivity period upon FDA approval.  The launch of a generic product is considered an “at-risk” launch if the launch occurs while there is still on-going litigation.  Of the remaining defendants in the pending litigation, Dr. Reddy’s Laboratories and Mylan Pharmaceuticals have engaged in at-risk launches of generic fexofenadine single-entity products.

15.	Environmental Costs

The Company has completed an environmental remediation assessment associated with groundwater contamination at its Rensselaer, NY location. Ongoing costs associated with the remediation include biannual monitoring and reporting to the State of New York’s Department of Environmental Conservation. Under the remediation plan, the Company is expected to pay for monitoring and reporting until 2014. Under a 1999 agreement with the facility’s previous owner, the Company’s maximum liability under the remediation is $5,500. For the years ended December 31, 2009, 2008 and 2007, no costs have been paid by the Company.

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

At both December 31, 2009 and 2008, $191 was recorded for future environmental liabilities in the consolidated balance sheets.

16.	Concentrationof Business

For the year ended December 31, 2009, contract revenue from the Company’s three largest customers respectively represented 14%, 12% and 8% of its contract revenue.  For the year ended December 31, 2008, contract revenue from the Company’s three largest customers represented 17%, 8% and 7%, respectively, of its contract revenue. For the year ended December 31, 2007, contract revenue from the Company’s three largest customers represented 19%, 5% and 5%, respectively, of its contract revenue. The Company’s largest customer, GE Healthcare, represented 14% of total contract revenue for the year ended December 31, 2009.  In the majority of circumstances, there are agreements in force with these entities that provide for the Company’s continued involvement in present research projects. However, there regularly exists the possibility that the Company will have no further association with these entities once these projects conclude.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(In thousands, except per share amounts)

Contract revenue by geographic region, based on the location of the customer, and expressed as a percentage of total contract revenue follows:

	Year Ended December 31,
	2009	2008	2007
United States	60%	69%	69%
Europe	23%	20%	26%
Asia	14%	8%	3%
Other countries	3%	3%	2%
Total	100%	100%	100%

17.	Business Segments

The Company has organized its sales, marketing and production activities into the DDS and LSM segments based on the criteria set forth in ASC 280, “Disclosures about Segments of an Enterprise and Related Information”. The Company’s management relies on an internal management accounting system to report results of the segments. The system includes revenue and cost information by segment. The Company’s management makes financial decisions and allocates resources based on the information it receives from this internal system.

DDS includes activities such as drug lead discovery, optimization, drug development and small scale commercial manufacturing. LSM includes pilot to commercial scale manufacturing of active pharmaceutical ingredients and intermediates and high potency and controlled substance manufacturing, of which our U.S. location is in compliance with the FDA current Good Manufacturing Practices.  Corporate activities include business development and administrative functions, as well as research and development costs that have not been allocated to the operating segments.

The following table summarizes information by segment for the year ended December 31, 2009:

	DDS	LSM	Total
Contract revenue	$85,793	$71,007	$156,800
Milestone revenue	4,750	—	4,750
Recurring royalties	34,867	—	34,867
Total revenue	$125,410	$71,007	$196,417
Operating income (loss) before unallocated expenses	$48,984	$(18,129)	$30,855
Unallocated expenses:
Research and development			14,547
Selling, general and administrative			38,191
Total unallocated expenses			52,738
Operating loss			(21,883)
Reconciling items:
Interest income, net			376
Other loss, net			(545)
Loss before income tax benefit			$(22,052)
Supplemental information:
Depreciation and intangible amortization	$9,930	$6,820	$16,750
Goodwill impairment charge	$—	$22,900	$22,900

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(In thousands, except per share amounts)

The following table summarizes other information by segment as of December 31, 2009:

	DDS	LSM	Total
Total assets	$236,314	$137,378	$373,692
Goodwill included in total assets	13,199	4,352	17,551
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	11,392	3,780	15,172

The following table summarizes information by segment for the year ended December 31, 2008:

	DDS	LSM	Total
Contract revenue	$113,955	$81,500	$195,455
Milestone revenue	5,500	—	5,500
Recurring royalties	28,305	—	28,305
Total revenue	$147,760	$81,500	$229,260
Operating income before unallocated expenses	$67,045	$11,406	$78,451
Unallocated expenses:
Research and development			13,129
Selling, general and administrative			39,361
Total unallocated expenses			52,490
Operating income			25,961
Reconciling items:
Interest income, net			1,170
Other loss, net			759
Income before income tax expense			$27,890
Supplemental information:
Depreciation and intangible amortization	$10,757	$6,965	$17,722

The following table summarizes other information by segment as of December 31, 2008:

	DDS	LSM	Total
Total assets	$235,043	$155,641	$390,684
Goodwill included in total assets	13,208	27,064	40,272
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	17,439	6,499	23,938

18.	Fair Value of Financial Instruments

The Company follows ASC 820-10 “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  A three-tiered fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value.

These tiers include:
Level 1 – defined as quoted prices in active markets for identical instruments;
Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 – defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(In thousands, except per share amounts)

The following table presents the fair value of marketable securities by type and their determined level based on the three-tiered fair value hierarchy as of December 31, 2009:

	Fair Value Measurements as of December 31, 2009
Marketable Securities	Total	Level 1	Level 2	Level 3
Obligations of states and political subdivisions	$26,186	$—	$26,186	$—
U.S. Government and Agency Obligations	1,619	—	1,619	—
Auction rate securities	2,300	—	2,300	—
Total	$30,105	$—	$30,105	$—

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

The Company determines its fair value of financial instruments using the following methods and assumptions:

Cash and cash equivalents, receivables, and accounts payable: The carrying amounts reported in the consolidated balance sheets approximate their fair value because of the short maturities of these instruments.

Investment securities:  Investment securities’ fair values are based on quoted market prices of comparable instruments.  When necessary, the Company utilizes matrix pricing from a third party pricing vendor to determine fair value pricing.  Matrix prices are based on quoted prices for securities with similar coupons, ratings, and maturities, rather than on specific bids and offers for the designated security.

Long-term debt: The carrying value of long-term debt was approximately equal to fair value at December 31, 2009 and 2008 due to the resetting dates of the variable interest rates.

Nonrecurring Measurements:

The majority of the Company’s non-financial instruments, which include goodwill, intangible assets, property and equipment, and equity method investments, are not required to be carried at fair value on a recurring basis but are subject to fair value adjustments only in certain circumstances. If certain triggering events occur such that a non-financial instrument is required to be evaluated for impairment, a resulting asset impairment would require that the non-financial instrument be recorded at the lower of historical cost or its fair value.

The fair values of these assets were determined by the application of a discounted cash flow model which used Level 3 inputs. Cash flows were determined based on Company estimates of future operating results, and we used estimates of market participant weighted average costs of capital (“WACC”) as a basis for determining the discount rates to apply to our reporting units’ future expected cash flows, adjusted for the risks and uncertainty inherent in our industry generally and in our internally developed forecasts.  Additional information regarding the fair value measurements is disclosed in Note 19.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(In thousands, except per share amounts)

Although the fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies, the estimates presented are not necessarily indicative of the amounts that the Company could realize in current market exchanges.

19.	Goodwill and Intangible Assets

Goodwill

In accordance with ASC 350-20-35, the Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component.  The Company determines its reporting units by first identifying its operating segments, and then assesses whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component.  The Company aggregates components within an operating segment that have similar economic characteristics. For the Company’s annual impairment assessment, it has identified its reporting units to be two operating segments, the DDS segment and the LSM segment.

In performing the current year annual impairment test, the fair value of the Company’s operating segments was determined using the income approach.   For purposes of the income approach, fair value was determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate (“DCF analysis”).  The Company made assumptions about the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates.  The amount and timing of future cash flows within the Company’s DCF analysis is based on its most recent operational budgets, long range strategic plans and other estimates.  The terminal value growth rate is used to calculate the value of cash flows beyond the last projected period in the Company’s DCF analysis and reflects its best estimates for stable, perpetual growth of its reporting units.  Actual results may differ from those assumed in the Company’s forecasts.  The Company uses estimates of market participant WACC as a basis for determining the discount rates to apply to its reporting units’ future expected cash flows, adjusted for the risks and uncertainty inherent in its industry generally and in its internally developed forecasts.

The selection of a valuation methodology is based on the facts and circumstances surrounding the valuation, including the Company being valued and the timing of the valuation.  The Company concluded that the income approach as calculated in the DCF analysis was the best indicator of value.  The Company calculated, but did not rely on other valuation techniques, such as evaluating the valuation metrics of comparable publicly traded companies and evaluating enterprise values derived from recent arms-length transactions involving comparable companies, for several reasons, including:

▪
The significant volatility in revenue and earnings over recent historical time periods and expected growth in future time periods made comparisons to publicly traded companies and comparable transactions difficult.  Adjustments to market multiples were considered to be highly subjective and difficult to support.  Further, market based indications provided extremely wide ranges of value indications, again due to fluctuations in earnings.

▪	Earnings growth beyond 2010 is significant and difficult to capture in market based approaches since it focuses on historical time periods as well as current and next fiscal year.

▪	Application of a revenue multiple is not preferred due to the lack of consideration of current and future earnings.

▪	Company specific factors such as customer concentrations, India expansion, and expanded global nature of the Company’s business make comparison to market transactions difficult.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(In thousands, except per share amounts)

▪
Most of the recent comparable transactions observed are from foreign markets where growth rates and multiples can be much higher and do not reflect conditions in the current domestic mergers and acquisitions market.  Multiples from previous years do not reflect current market conditions.

▪	Publicly traded guideline companies are of moderate comparability to the reporting unit level.

▪	Use of an exit multiple in a DCF is no longer a preferred method given the fluctuations in market multiples over the past 2 years.

▪	Significant volatility in stock prices

Based upon the results of the valuation procedures performed at October 1, 2009, the fair value of the DDS segment exceeded its carrying value by 43%, and as such there was no indication of impairment.  There was an indication of impairment of the LSM segment, as the carrying value of the LSM segment exceeded its fair value.  In order to assess the estimated amount of impairment the Company performed the second step of the goodwill impairment test.  The second step involved an analysis reflecting the allocation of the fair value of the LSM segment as calculated in the first step to its assets and liabilities, including an assessment of whether there were any previously unidentified intangible assets in connection with LSM.  Based on the results of these procedures, the Company recorded a goodwill impairment charge of $22,900 for the year ended December 31, 2009 in the LSM segment.  The results of these procedures did not result in the identification and allocation of fair value to previously unidentified intangible assets, and there were no other asset impairment charges taken.

In the fourth quarter of 2009, several events occurred in the LSM segment that significantly impacted the Company’s long-term forecast for this segment.  Two phase III customers’ products that were expected to receive FDA approval were delayed, one by the FDA requiring more information and one by the customer in an effort to proactively collect more data before submitting to the FDA.  It was expected throughout 2009 that commercial manufacturing would commence on both these products at the Rensselaer LSM facility beginning in 2010.  This has now been delayed to 2011 and beyond.  In addition, the Company was notified of additional unexpected reductions in demand for product with its largest customer, GE Healthcare.  These additional unplanned demand reductions in the fourth quarter of 2009 added an element of increased risk related to the Company’s ability to achieve the revenue forecasts that are reflected in the long-term projections for the segment.  The impacts on cash flow from the current revenue, expense and capital expenditure forecasts, combined with an increase in discount rates used in the DCF analysis due to increases in observed market participant WACC and the Company-specific risk premium included in the discount rate , results in a calculated fair value of the LSM segment being less than its carrying value.

The carrying amount of goodwill, by segment, as of December 31, 2009 and 2008 are as follows:

	DDS	LSM	Total
December 31, 2009
Goodwill	$13,199	$4,352	$17,551

December 31, 2008
Goodwill	$13,208	$27,064	$40,272

The slight decrease in goodwill within the DDS segment from December 31, 2008 to December 31, 2009 is related to the impact of foreign currency translation.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(In thousands, except per share amounts)

The decrease in goodwill within the LSM segment from December 31, 2008 to December 31, 2009 is primarily due to the goodwill impairment charge recorded in the fourth quarter of 2009 as discussed above, offset in part by the impact of foreign currency translations.

Intangible Assets

The components of intangible assets are as follows:

	Cost	Accumulated Amortization	Net	Amortization Period
December 31, 2009
Patents and Licensing Rights	$3,897	$(1,436)	$2,461	2-16 years
Total	$3,897	$(1,436)	$2,461

December 31, 2008
Patents and Licensing Rights	$3,181	$(1,163)	$2,018	2-16 years
Total	$3,181	$(1,163)	$2,018

Amortization expense related to intangible assets for the years ended December 31, 2009, 2008 and 2007 was $243, $640 and $697, respectively.

The following chart represents estimated future annual amortization expense related to intangible assets:

Year ending December 31,
2010	$239
2011	219
2012	219
2013	207
2014	202
Thereafter	1,375
Total	2,461

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(In thousands, except per share amounts)

20.	Selected Quarterly Consolidated Financial Data (unaudited)

The following tables present unaudited consolidated financial data for each quarter of 2009 and 2008:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Contract revenue	$43,244	$38,782	$39,737	$35,037
Recurring royalties and milestones	10,786	12,524	7,929	8,378
Total revenue	54,030	51,306	47,666	43,415
Income (loss) from operations	2,595	385	(106)	(24,757)
Net income (loss)	1,942	179	365	(19,181)
Net income (loss) per share:
Basic	$0.06	$0.01	$0.01	$(0.62)
Diluted	$0.06	$0.01	$0.01	$(0.62.)
2008
Contract revenue	$45,337	$46,362	$54,142	$49,614
Recurring royalties and milestones	8,233	11,573	7,223	6,776
Total revenue	53,570	57,935	61,365	56,390
Income from operations	4,317	8,987	8,747	3,910
Net income	4,739	5,677	7,003	3,141
Net income per share:
Basic	$0.15	$0.18	$0.22	$0.11
Diluted	$0.15	$0.18	$0.22	$0.10

21.	Subsequent Events (unaudited)

In February 2010, the Company entered into an agreement with the shareholders of Excelsyn Limited (the “Sellers”) for the sale and purchase of all of the issued and outstanding shares of Excelsyn Limited (“Excelsyn”), a privately held pharmaceutical manufacturing company located in Holywell, United Kingdom, and its subsidiary (the “Subsidiary”), Excelsyn Molecular Development Limited (the “Agreement”) Under the terms of the agreement, AMRI has purchased all of the outstanding shares of Excelsyn for approximately $19 million in cash.  The terms of the Agreement also prevent solicitation of employees and competition in the pharmaceutical manufacturing industry against the Company by the selling shareholders of Excelsyn for a period of two years from the transaction closing date.  Other than the Agreement and the related agreements, there are no material relationships between the Company on the one hand, and Excelsyn, the Sellers, or the Subsidiary on the other hand.

Excelsyn provides development and large scale manufacturing services to large pharmaceutical, specialty pharmaceutical and biotechnology customers throughout Europe, Asia and North America. Manufacturing services include pre-clinical and Phase I – III product development as well as commercial manufacturing services for approved products.  The acquisition of Excelsyn expands AMRI’s portfolio of development and large scale manufacturing facilities as well as its customer portfolio, with little overlap of customers between the two companies.

ALBANY MOLECULAR RESEARCH, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2009, 2008 and 2007

Description	Balance at Beginning of Period	(Reversal of)/ Charge to Cost and Expenses	Deductions Charged to Reserves	Balance at End of Period
Allowance for doubtful accounts receivable
2009	$621,468	$(93,076)	$(103,689)	$424,703
2008	$252,232	$480,000	$(110,764)	$621,468
2007	$293,224	$26,851	$(67,843)	$252,232
Deferred tax asset valuation allowance
2009	$8,685,138	$3,021,828	—	$11,706,966
2008	$6,028,231	$2,656,907	—	$8,685,138
2007	$3,189,895	$2,838,336	—	$6,028,231