Form 10-Q
period 2010-03-31
ALBANY MOLECULAR RESEARCH INC
filed 2010-05-07
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐                               No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common Stock, $.01 par value	31,807,521, excluding treasury shares of 3,824,593

ALBANY MOLECULAR RESEARCH, INC.

PART I — FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

Albany Molecular Research, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended
(Dollars in thousands, except for per share data)	March 31, 2010	March 31, 2009

Contract revenue	$38,892	$43,244
Recurring royalties	10,439	10,786
Total revenue	49,331	54,030

Cost of contract revenue	34,761	36,643
Technology incentive award	1,043	1,105
Research and development	2,763	3,385
Selling, general and administrative	10,639	10,302
Total operating expenses	49,206	51,435

Income from operations	125	2,595

Interest income, net	43	111
Other (loss) income, net	(88)	328

Income before income tax expense	80	3,034

Income tax expense	14	1,092

Net income	$66	$1,942

Basic earnings per share	$0.00	$0.06

Diluted earnings per share	$0.00	$0.06

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(Dollars and shares in thousands, except for per share data)	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$55,203	$80,953
Investment securities	29,532	30,105
Accounts receivable, net	29,165	23,616
Royalty income receivable	9,800	7,101
Inventory	26,403	25,143
Unbilled services	83	58
Prepaid expenses and other current assets	9,956	8,780
Deferred income taxes	4,751	4,708
Total current assets	164,893	180,464

Property and equipment, net	178,517	166,746

Goodwill	22,764	17,551
Intangible assets and patents, net	2,512	2,461
Equity investment in unconsolidated affiliates	956	956
Deferred income taxes	1,304	1,166
Other assets	4,070	4,348
Total assets	$375,016	$373,692

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$21,358	$18,368
Deferred revenue and licensing fees	9,750	10,777
Accrued pension benefits	218	218
Income taxes payable	536	1,101
Current installments of long-term debt	270	270
Total current liabilities	32,132	30,734

Long-term liabilities:
Long-term debt, excluding current installments	13,212	13,212
Deferred licensing fees	6,824	7,143
Deferred rent	1,315	1,354
Pension and postretirement benefits	6,449	6,445
Environmental liabilities	191	191
Total liabilities	60,123	59,079

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 100,000 shares authorized, 35,633 shares issued as of March 31 2010, and 35,467 shares issued as of December 31, 2009	356	355
Additional paid-in capital	202,469	201,667
Retained earnings	174,187	174,121
Accumulated other comprehensive loss, net	(5,231)	(4,642)
	371,781	371,501
Less, treasury shares at cost, 3,825 shares as of March 31, 2010 and December 31, 2009	(56,888)	(56,888)
Total stockholders’ equity	314,893	314,613
Total liabilities and stockholders’ equity	$375,016	$373,692

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31, 2010	March 31, 2009

Operating activities
Net income	$66	$1,942
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,149	4,331
Deferred income tax benefit	(162)	(4,309)
Loss on disposal of property, plant and equipment	—	66
Stock-based compensation expense	549	525
Provision for bad debt	(66)	—
Write down for obsolete inventories	—	331
Change in assets and liabilities, net of effect of acquisition:
Accounts receivable	(4,453)	8,197
Royalty income receivable	(2,699)	(3,713)
Inventory, prepaid expenses and other assets	(348)	685
Accounts payable and accrued expenses	(1,333)	158
Income tax payable	(565)	3,580
Deferred revenue and licensing fees	(1,346)	9,546
Pension and postretirement benefits	65	(7)
Other long-term liabilities	(39)	614
Net cash (used in) provided by operating activities	(6,182)	21,946

Investing activities
Purchases of investment securities	(1,577)	(261)
Proceeds from sales and maturities of investment securities	1,995	2,932
Purchase of businesses, net of cash acquired	(18,462)	(12)
Purchase of property, plant and equipment	(1,898)	(8,654)
Payments for patent applications and other costs	(129)	(97)
Net cash used in investing activities	(20,071)	(6,092)

Financing activities
Proceeds from sale of common stock	254	192
Net cash provided by financing activities	254	192

Effect of exchange rate changes on cash flows	249	(858)

(Decrease) increase in cash and cash equivalents	(25,750)	15,188

Cash and cash equivalents at beginning of period	80,953	60,400

Cash and cash equivalents at end of period	$55,203	$75,588

See notes to unaudited condensed consolidated financial statements.

(All amounts in thousands, except per share amounts, unless otherwise noted)

Note 1 — Summary of Operations and Significant Accounting Policies

Nature of Business and Operations

Albany Molecular Research, Inc. (the “Company”) provides scientific services, technologies and products focused on improving the quality of life. The Company’s core business consists of a fee-for-service contract services platform encompassing drug discovery, development and manufacturing and a separate stand-alone research and development division consisting of proprietary technology investments, internal drug discovery and niche generic active pharmaceutical ingredient product development.  With locations in the U.S., Europe, and Asia, the Company provides customers with a range of services and cost models.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated during consolidation. Assets and liabilities of non-U.S. operations are translated at period-end rates of exchange, and the statements of operations are translated at the average rates of exchange for the period. Unrealized gains or losses resulting from translating non-U.S. currency financial statements are recorded in accumulated other comprehensive (loss) income in the accompanying unaudited condensed consolidated balance sheets.

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

Goodwill:

The Company performs an annual assessment of the carrying value of goodwill for potential impairment (or on an interim basis if certain triggering events occur). A determination of impairment is made based upon the comparison of the book value to the fair value of the related reporting unit.  If goodwill is determined to be impaired, the Company would be required to record a charge to its results of operations. Factors the Company considers important which could result in an impairment include the following:

•           significant underperformance relative to historical or projected future operating results;

•           significant negative industry or economic trends; and

 •           market capitalization relative to net book value

See Note 6 for further information on the Company’s goodwill balances.

Note 2 — Business Combination

Acquisition of Excelsyn Ltd.

On February 17, 2010, the Company completed the purchase of all of the outstanding shares of Excelsyn Ltd. (“Excelsyn”), a chemical development and manufacturing facility located in Holywell, United Kingdom.  The aggregate purchase price was $18,462.

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

A final valuation will be completed to determine the fair value of the acquired property and equipment and any potential identifiable intangibles, which may result in changes to their estimated fair values, as well as changes to the allocated goodwill fair value.  The following table summarizes the preliminary allocation of the purchase price to the estimated fair value of the net assets acquired:

February 17, 2010
Assets Acquired
Accounts receivable	$1,030
Inventory	1,104
Prepaid expenses and other current assets	750
Property and equipment	14,130
Goodwill	5,771
Total assets acquired	$22,785

Liabilities Assumed
Accounts payable and accrued expenses	$4,323
Total liabilities assumed	$4,323

Net assets acquired	$18,462

Pro forma financial information for the three months ended March 31, 2010, as if the Excelsyn acquisition had been completed as of January 1, 2010, has been excluded due to the immateriality of the operating results of Excelsyn in relation to the Company’s consolidated operating results as a whole.

Note 3 — Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2010	2009
Weighted average common shares outstanding	31,168	31,016
Dilutive effect of restricted stock	167	97
Weighted average common shares outstanding	31,335	31,113

The Company has excluded certain outstanding stock options and non-vested restricted shares from the calculation of diluted earnings per share for the three months ended March 31, 2010 and 2009 because the exercise price was greater than the average market price of the Company’s common shares during that period, and as such, these options and shares would be anti-dilutive. The weighted average number of anti-dilutive options and restricted shares outstanding (before the effects of the treasury stock method) was 1,906 for both the three months ended March 31, 2010 and 2009.  These amounts are not included in the calculation of weighted average common shares outstanding.

Note 4 — Inventory

Inventory consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Raw materials	$8,140	$7,415
Work in process	3,333	2,213
Finished goods	14,930	15,515
Total	$26,403	$25,143

Note 5 — Restructuring

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

The restructuring costs are included under the caption “Restructuring charge” in the consolidated statement of operations for the year ended December 31, 2009 and the restructuring liabilities are included in “Accounts payable and accrued expenses” on the consolidated balance sheet at March 31, 2010 and December 31, 2009.

The AMRI India restructuring activity was recorded in the Company’s Large Scale Manufacturing (“LSM”) operating segment.  The following table displays AMRI India’s restructuring activity and liability balances within our LSM operating segment:

	Balance at January 1, 2010	Paid Amounts	Foreign Currency Translation Adjustments	Balance at March 31, 2010
Lease termination charges	$215	$(165)	$4	$54
Administrative costs associated with restructuring	11	(7)	—	4
Total	$226	$(172)	$4	$58

Lease termination charges and leasehold improvement abandonment charges relate to costs associated with exiting the current facility.

The net cash outflow related to the AMRI India restructuring for the quarter ended March 31, 2010 was $172.  Anticipated cash outflows related to the AMRI India restructuring for the remainder of 2010 is approximately $58, which primarily consists of lease termination charges.

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

During August 2009, the Company closed and consolidated its Balaton, Hungary facility into the new facility in Budapest, Hungary as part of the Company’s goal to streamline operations and to consolidate locations, equipment and operating costs.  As a result, the Company recorded a restructuring charge of approximately $327 in the second quarter of 2009, including termination benefits and personnel realignment costs of approximately $134, lease termination charges of $182 and administrative costs associated with the restructuring plan of $11.

The restructuring costs are included under the caption “Restructuring charge” in the consolidated statement of operations for the year ended December 31, 2009 and the restructuring liabilities are included in “Accounts payable and accrued expenses” on the consolidated balance sheet at March 31, 2010 and December 31, 2009.

The following table displays AMRI Hungary’s restructuring activity and liability balances within our Discovery/Development/Small Scale Manufacturing (“DDS”) operating segment:

	Balance at January 1, 2010	Paid Amounts	Foreign Currency Translation Adjustments	Balance at March 31, 2010
Termination benefits and personnel realignment	$55	$(24)	$(1)	$30
Losses on grant contracts	246	(93)	(12)	141
Lease termination charges	275	—	(14)	261
Administrative costs associated with restructuring	12	—	(2)	10
Total	$588	$(117)	$(29)	$442

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

Anticipated cash outflows related to the Hungary restructuring for the remainder of 2010 is approximately $180, which primarily consists of the lease termination charges and incurring losses on grant contracts.

Note 6 — Goodwill and Intangible Assets

The carrying amounts of goodwill, by the Company’s DDS and LSM operating segments, as of March 31, 2010 and December 31, 2009 are as follows:

	DDS	LSM	Total

March 31, 2010	$14,347	$8,417	$22,764

December 31, 2009	$13,199	$4,352	$17,551

The increase in goodwill within the DDS segment from December 31, 2009 to March 31, 2010 is due to the goodwill recorded in association with the acquisition of Excelsyn in February 2010.  This increase was offset in part by a decrease in goodwill due to the impact of foreign currency translation.  The increase in goodwill within the LSM segment from December 31, 2009 to March 31, 2010 is primarily due to the goodwill recorded in association with the acquisition of Excelsyn in February 2010, in addition to the impact of foreign currency translation.

The components of intangible assets are as follows:

	Cost	Accumulated Amortization	Net	Amortization Period
March 31, 2010
Patents and Licensing Rights	$3,994	$(1,482)	$2,512	2-16 years

December 31, 2009
Patents and Licensing Rights	$3,897	$(1,436)	$2,461	2-16 years

Amortization expense related to intangible assets was $74 and $60 for the three months ended March 31, 2010 and 2009, respectively.

The following chart represents estimated future annual amortization expense related to intangible assets:

Year ending December 31,
2010 (remaining)	$214
2011	226
2012	223
2013	212
2014	207
Thereafter	1,430
Total	$2,512

Note 7 - Defined Benefit and Postretirement Welfare Plan

AMRI Rensselaer previously provided retirement benefits under two non-contributory defined benefit plans and a non-contributory, unfunded post-retirement welfare plan. Future benefits under the defined benefit plans and for salaried participants in the post-retirement welfare plan have been frozen.

Components of Net Periodic Benefit Cost

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009

Service cost	$—	$—	$17	$20
Interest cost	308	313	16	16
Expected return on plan assets	(338)	(362)	—	—
Recognized net loss	59	—	2	6
Net periodic benefit cost (income)	$29	$(49)	$35	$42
Recognized in Accumulated Other Comprehensive Loss (“AOCL”), pre-tax
Net actuarial loss	59	—	2	6
Total recognized in AOCL, pre-tax	$59	$—	$2	$6

Employer Contributions

The Company currently anticipates making $218 of contributions during 2010.

Note 8 — Share-Based Compensation

During the three months ended March 31, 2010 and 2009, the Company recognized total share based compensation cost of $549 and $525, respectively.

The Company grants share-based payments, including restricted shares, under its 2008 Stock Option and Incentive Plan, as well as its 1998 Employee Stock Purchase Plan.

Restricted Stock

A summary of unvested restricted stock activity as of March 31, 2010 and changes during the three months then ended is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2009	516	$10.08
Granted	140	$8.90
Vested	(90)	$9.09
Forfeited	(8)	$9.73
Outstanding, March 31, 2010	558	$9.95

The weighted average fair value of restricted shares per share granted during the three months ended March 31, 2010 and 2009 was $8.90 and $8.37, respectively.  As of March 31, 2010, there was $4,160 of total unrecognized compensation cost related to non-vested restricted shares. That cost is expected to be recognized over a weighted-average period of 2.6 years.

Stock Options

The fair value of each stock option award is estimated at the date of grant using the Black-Scholes valuation model based on the following assumptions:

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Expected life in years	5	5
Risk free interest rate	2.42%	1.76%
Volatility	46%	48%
Dividend yield	—	—

A summary of stock option activity under the Company’s Stock Option and Incentive Plans as of March 31, 2010 and changes during the three month period then ended is presented below:

	Number of Shares	Weighted Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2009	1,864	$19.66
Granted	65	8.90
Exercised	—	—
Forfeited	(4)	23.45
Expired	(179)	24.63
Outstanding, March 31, 2010	1,746	$18.75	4.3	$3
Options exercisable, March 31, 2010	1,333	$21.24	2.9	$—

The weighted average fair value of stock options granted for the three months ended March 31, 2010 and 2009 was $3.82 and $3.61, respectively.   As of March 31, 2010, there was $1,138 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.4 years.

Employee Stock Purchase Plan

During the three months ended March 31, 2010 and 2009, 34 and 19 shares, respectively, were issued under the Company’s 1998 Employee Stock Purchase Plan.

During the three months ended March 31, 2010 and 2009, cash received from stock option exercises and employee stock purchases was $254 and $191, respectively.  The actual tax benefit realized for the tax deductions from stock option exercises and plan purchases was $0 and $5 during the three months ended March 31, 2010 and 2009, respectively.

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

DDS includes activities such as drug lead discovery, optimization, drug development and small scale commercial manufacturing. LSM includes pilot to commercial scale manufacturing of active pharmaceutical ingredients and intermediates and high potency and controlled substance manufacturing, of our U.S. location is in compliance with the Food and Drug Administration’s (“FDA”) current Good Manufacturing Practices. Corporate activities include business development and administrative functions, as well as research and development costs that have not been allocated to the operating segments.

The following table contains earnings data by operating segment, reconciled to totals included in the unaudited condensed consolidated financial statements:

	Contract Revenue	Milestone & Recurring Royalty Revenue	Income (Loss) from Operations	Depreciation and Amortization
For the three months ended March 31, 2010
DDS	$21,040	$10,439	$12,455	$2,382
LSM	17,852	—	1,072	1,767
Corporate	—	—	(13,402)	—
Total	$38,892	$10,439	$125	$4,149

For the three months ended March 31, 2009
DDS	$22,524	$10,786	$13,825	$2,641
LSM	20,720	—	2,457	1,690
Corporate	—	—	(13,687)	—
Total	$43,244	$10,786	$2,595	$4,331

The following table summarizes other information by segment as of March 31, 2010:

	As of March 31, 2010
	DDS	LSM	Total

Total assets	$221,374	$153,642	$375,016
Goodwill included in total assets	14,347	8,417	22,764

The following table summarizes other information by segment as of December 31, 2009:

	As of December 31, 2009
	DDS	LSM	Total

Total assets	$236,314	$137,378	$373,692
Goodwill included in total assets	13,199	4,352	17,551

Note 10 — Financial Information by Customer Concentration and Geographic Area

Total contract revenue from DDS’s three largest customers represented approximately 22%, 9% and 6% of DDS’s total contract revenue for the three months ended March 31, 2010, and 18%, 11% and 7% of DDS’s total contract revenue for the three months ended March 31, 2009.  Total contract revenue from LSM’s largest customer, GE Healthcare (“GE”), represented 41% and 26% of LSM’s total contract revenue for the three months ended March 31, 2010 and 2009, respectively.  GE accounted for approximately 19% and 12% of the Company’s total contract revenue for the three months ended March 31, 2010 and 2009, respectively.  The increase in GE sales in 2010 is primarily due to a return toward historical demand in 2010 as a result of its 2009 inventory reduction efforts.  This is expected to continue throughout 2010 causing full year 2010 sales to GE to be above amounts recognized in 2009.  The DDS segment’s largest customer, a large pharmaceutical company, represented approximately 12% and 9% of the Company’s total contract revenue for the three months ended March 31, 2010 and 2009, respectively.

The Company’s total contract revenue for the three months ended March 31, 2010 and 2009 was recognized from customers in the following geographic regions:

	Three Months Ended March 31,
	2010	2009

United States	51%	58%
Europe	37	19
Asia	11	22
Other	1	1

Total	100%	100%

Note 11 — Comprehensive Loss

The following table presents the components of the Company’s comprehensive loss for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Net income	$66	$1,942

Other comprehensive loss:
Change in unrealized (loss) gain on investment securities, net of taxes	(23)	15
Foreign currency translation loss	(627)	(4,983)
Net actuarial loss related to pension and postretirement benefits	61	6
Total comprehensive loss	$(523)	$(3,020)

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

The Company, through its former subsidiary AMR Technology that has been merged into the Company, along with Aventis Pharmaceuticals Inc., the U.S. pharmaceutical business of sanofi-aventis S.A., has been involved in legal proceedings with several companies seeking to market or which are currently marketing generic versions of Allegra. Beginning in 2001, Barr Laboratories, Inc., Impax Laboratories, Inc., Mylan Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Dr. Reddy’s Laboratories, Ltd./Dr. Reddy’s Laboratories, Inc., Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., Sandoz Inc., Sun Pharma Global, Inc., Wockhardt, and Actavis Mid Atlantic LLC filed Abbreviated New Drug Applications (“ANDAs”) with the Food and Drug Administration (“FDA”) to produce and market generic versions of Allegra products.

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

On March 19, 2010, the Company and Sanofi-Aventis U.S. LLC filed a motion for a preliminary injunction seeking to enjoin Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. from commercial distribution of a D-24 product.

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

Note 13 — Income Taxes

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

During the quarter ended March 31, 2010, approximately $486 of the reserve was effectively settled.  The remainder of the reserve at March 31, 2010 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate for future periods.

The Company classifies interest expense and penalties related to unrecognized tax benefits as a component of income tax expense.  As of March 31, 2010, the Company has not accrued any penalties related to its uncertain tax position as it believes that it is more likely than not that there will not be any assessment of penalties.  The total amount of accrued interest resulting from such unrecognized tax benefits was $2 at March 31, 2010, none of which was recognized in 2010.

The Company files Federal income tax returns, as well as multiple state and foreign jurisdiction tax returns. The Company’s Federal income tax returns have been examined by the Internal Revenue Service through the year ended December 31, 2007.  All significant state and foreign matters have been concluded for years through 2005. Tax examinations that commenced during 2009 are in process.  Management of the Company believes that the reserves associated with these tax positions are adequate to support any future tax examinations.

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

Note 14 – Fair Value

The Company uses a framework for measuring fair value in generally accepted accounting principles and making disclosures about fair value measurements.  A three-tiered fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value.

These tiers include:
Level 1 – defined as quoted prices in active markets for identical instruments;
Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 – defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table presents the fair value of marketable securities by type and their determined level based on the three-tiered fair value hierarchy as of March 31, 2010:

	Fair Value Measurements as of March 31, 2010
Marketable Securities	Total	Level 1	Level 2	Level 3
Obligations of states and political subdivisions	$25,616	$—	$25,616	$—
U.S. Government and agency obligations	1,616	—	1,616	—
Auction rate securities	2,300	—	2,300	—
Total	$29,532	$—	$29,532	$—

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

Long-term debt: The carrying value of long-term debt was approximately equal to fair value at March 31, 2010 and December 31, 2009 due to the resetting dates of the variable interest rates.

Nonrecurring Measurements:

The preliminary purchase accounting for the acquisition of Excelsyn required the Company to record the assets acquired and the liabilities assumed with this transaction at their estimated fair values.  As these amounts have been estimated by the Company at this time, a final valuation will be completed to determine the final fair value of the assets acquired and the liabilities assumed with this purchase.

Note 15 – Recently Issued Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements”, which addresses how revenues should be allocated among all products and services included in certain sales arrangements. It establishes a selling price hierarchy for determining the selling price of each product or service, with vendor-specific objective evidence (VSOE) at the highest level, third-party evidence of VSOE at the intermediate level, and a best estimate at the lowest level. It replaces “fair value” with “selling price” in revenue allocation guidance. It also significantly expands the disclosure requirements for such arrangements. ASU 2009-13 will be effective prospectively for sales entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The FASB permits early adoption of ASU 2009-13, applied retrospectively, to the beginning of the year of adoption.  The Company is currently evaluating the impact on its financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our results of operations and financial condition should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the Notes thereto included within this report. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “intend,” “expect,” “anticipate,” “believe,” and “continue” or similar words and include, but are not limited to, statements concerning pension and postretirement benefit costs, GE Healthcare, the Company’s collaboration with Bristol-Myers Squibb (“BMS”), future acquisitions, earnings, contract revenues, costs and margins, royalty revenues, patent protection and the ongoing Allegra patent infringement litigation, Allegra royalty revenue, government regulation, retention and recruitment of employees, customer spending and business trends, foreign operations (including Singapore, India, Hungary and the United Kingdom), clinical supply manufacturing, management’s strategic plans, drug discovery, product commercialization, license arrangements, research and development projects and expenses, selling, general and administrative expenses, goodwill impairment, competition and tax rates. The Company’s actual results may differ materially from such forward-looking statements as a result of numerous factors, some of which the Company may not be able to predict and may not be within the Company’s control. Factors that could cause such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 12, 2010, as updated by Part II Item 1A, “Risk Factors,” in subsequent Forms 10-Q.  All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future, except as required by law. References to “AMRI”, the “Company,” “we,” “us,” and “our,” refer to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole.

Strategy and Overview

We provide contract services to many of the world’s leading pharmaceutical and biotechnology companies. We derive our contract revenue from research and development expenditures and commercial manufacturing demands of the pharmaceutical and biotechnology industry.  We continue to execute our long-term strategy to develop and grow an integrated global platform from which we can provide these services.  We have research and/or manufacturing facilities in the United States, Hungary, Singapore, India and the United Kingdom.  In 2008, we purchased an additional large-scale manufacturing site in India and completed a 10,000 square foot expansion of our Singapore Research Center.  In 2009, we completed the expansion of our Bothell, Washington and Budapest, Hungary facilities.  Most recently, in February 2010, we acquired Excelsyn Ltd. (“Excelsyn”), which we believe is a well recognized leader in providing chemical development and manufacturing services to the pharmaceutical industry in Europe.

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

Our total revenue for the three months ended March 31, 2010 was $49.3 million, as compared to $54.0 million for the three months ended March 31, 2009.

Contract services revenue for the first quarter of 2010 was $38.9 million, compared to $43.2 million for the three months ended March 31, 2009.  Recurring royalty revenues, which are based on the worldwide sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere, as well as on sales of sanofi-aventis’ authorized generics and estimates of sales of Teva’s authorized generics, were lower in the first quarter of 2010 than in the first quarter of 2009.  Consolidated gross margin was 10.6% for the three months ended March 31, 2010 as compared to 15.3% for the three months ended March 31, 2009.

During the three months ended March 31, 2010, cash used by operations was $6.2 million.  The decrease of $28.1 million in cash flow from operations from the three months ended March 31, 2009 resulted primarily from an increase in the first quarter of 2009 of deferred revenue due to the receipt of the $10.0 million sub-licensing fee from sanofi-aventis in conjunction with the amended licensing agreement, along with an increase in accounts receivable in 2010, as well as lower net income in 2010.  We spent $18.5 million on the acquisition of Excelsyn and $1.9 million in capital expenditures, primarily related to modernization of our lab and production equipment.  As of March 31, 2010, we had $84.7 million in cash, cash equivalents and investments and $13.5 million in bank and other related debt.

Results of Operations – Three Months ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues

Total contract revenue

Contract revenue consists primarily of fees earned under contracts with our third party customers.  Our contract revenues for each of our Discovery/Development/Small Scale Manufacturing (“DDS”) and Large-Scale Manufacturing (“LSM”) segments were as follows:

	Three Months Ended March 31,
(in thousands)	2010	2009

DDS	$21,040	$22,524
LSM	17,852	20,720
Total	$38,892	$43,244

DDS contract revenues for the three months ended March 31, 2010, decreased $1.5 million to $21.0 million as compared to $22.5 million for the same period in 2009.  This decrease is due primarily to a decrease in contract revenue from development and small-scale manufacturing services of $2.3 million due to lower demand from specialty pharma/biotech customers and more competitive pricing in the overall current economic downturn.  This decrease was offset in part by an increase of $0.8 million in contract revenue from discovery services due to an increase in demand for our international discovery services.  We currently expect DDS contract revenue for the full year of 2010 to have limited growth over amounts recognized in 2009 primarily due to incremental revenues from the Excelsyn purchase in February 2010 along with an increase in demand for our international discovery services, offset in part by lower U.S. revenue.

LSM revenue for the three months ended March 31, 2010 decreased $2.9 million from the same period in 2009 primarily due to a decrease of $2.6 million from a decrease in demand for existing commercial products and a decrease of $2.4 million driven by the reduced demand for the production of clinical supply material.  These decreases were offset, in part by an increase in sales to GE Healthcare (“GE”), LSM’s largest customer, of $2.1 million as they return toward historical levels after reducing their purchases from us in 2009 in an effort to reduce their inventory levels.   We expect LSM contract revenue for the full year of 2010 to increase over amounts recognized in 2009, primarily due to incremental revenues from the Excelsyn purchase in February 2010, along with increases in sales to GE as they return toward historical levels.

Recurring royalty revenue

We earn royalties under our licensing agreement with sanofi-aventis S.A. for the active ingredient in Allegra.  Royalties were as follows:

Three Months Ended March 31,
2010	2009
(in thousands)
$10,439	$10,786

Recurring royalties, which are based on the worldwide sales of Allegra®/Telfast, as well as on sales of sanofi-aventis’ authorized generics, decreased $0.3 million for the three months ended March 31, 2010 from the same period in 2009 primarily due to a decrease in sales of Allegra® in Japan.

The recurring royalties we receive on the sales of Allegra®/Telfast have historically provided a material portion of our revenues, earnings and operating cash flows.  Teva Pharmaceuticals launched a generic version of Allegra D-12® in November 2009.  As part of our amended licensing agreement with sanofi-aventis, we will receive quarterly royalties through July 2010 for the branded Allegra D-12® equal to the royalties paid for the quarter ended June 30, 2009.  Thereafter, the royalty rate will revert to the rate in effect prior to the signing of the sub-license amendment and we will also receive a royalty on Teva Pharmaceuticals’ sales of generic Allegra D-12®.

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

Costs and Expenses

Cost of contract revenue

Cost of contract revenue consists primarily of compensation and associated fringe benefits for employees, as well as chemicals, depreciation and other indirect project related costs. Cost of contract revenue for our DDS and LSM segments were as follows:

	Three Months Ended March 31,
Segment	2010	2009
(in thousands)

DDS	$17,981	$18,380
LSM	16,780	18,263
Total	$34,761	$36,643

DDS Gross Margin	14.6%	18.4%
LSM Gross Margin	6.0%	11.9%
Total Gross Margin	10.6%	15.3%

DDS had a contract revenue gross margin of 14.6% for the three months ended March 31, 2010 compared to contract revenue gross margin of 18.4% for the same period in 2009.  The decrease in gross margin resulted from lower demand for these services in relation to our fixed costs.  We currently expect DDS contract margins for the full year of 2010 to approximate percentages recognized in the first quarter of 2010.

LSM’s contract revenue gross margin decreased to 6.0% for the three months ended March 31, 2010 compared to 11.9% for the same period in 2009.  This decrease in gross margin is primarily due to a decrease in commercial sales which have historically generated higher margins.  We expect gross margins in the LSM segment for the full year of 2010 to slightly increase over percentages recognized for the full year of 2009.

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

Three Months Ended March 31,
2010	2009
(in thousands)
$1,043	$1,105

The decrease in technology incentive award expense for the three months ended March 31, 2010 from the same period ended March 31, 2009 is due to the decrease in Allegra royalty revenue.  We expect technology incentive award expense to generally fluctuate directionally and proportionately with fluctuations in Allegra royalties in future periods.

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

Three Months Ended March 31,
2010	2009
(in thousands)

$2,763	$3,385

R&D expense decreased to $2.8 million for the three months ended March 31, 2010 from $3.4 million for the three months ended March 31, 2009.  This decrease is primarily due to lower compensation costs in 2010 caused by a reduction of research and development scientific resources. We currently expect research and development expenses for the full year of 2010 to remain flat with amounts recognized in 2009, as we manage overall R&D expenditures to move our most advanced programs forward.

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

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist of compensation and related fringe benefits for marketing, operational and administrative employees, professional service fees, marketing costs and costs related to facilities and information services.  SG&A expenses were as follows:

Three Months Ended March 31,
2010	2009
(in thousands)
$10,639	$10,302

SG&A expenses for the three months ended March 31, 2010 increased $0.3 million from the three months ended March 31, 2009.  This increase is primarily attributable to $0.9 million of transaction costs associated with the purchase of Excelsyn in February 2010, in addition to incremental SG&A expense associated with the purchase.  These increases were partially offset by cost savings from a reorganization of our large-scale India operations in December 2009.  SG&A expenses for the full year 2010 are expected to increase from amounts recognized in 2009 primarily due to the addition of incremental Excelsyn SG&A expenses, along with the one time transaction costs associated with the purchase.  Excluding these factors, SG&A costs for 2010 would remain flat or slightly decrease from amounts recognized in 2009.

Interest income, net

	Three Months Ended March 31,
(in thousands)	2010	2009

Interest expense	$(36)	$(91)
Interest income	79	202
Interest income, net	$43	$111

Net interest income decreased for the three months ended March 31, 2010 from the same period in 2009 due to a decrease in balances of interest bearing assets and overall decreased interest rates on our interest bearing liabilities.

Other (loss) income, net

Three Months Ended March 31,
2010	2009
(in thousands)
$(88)	$328

Other expense for the three months ended March 31, 2010 was $0.1 million as compared to other income for the same period in 2009 primarily due to changes in rates associated with foreign currency transactions.

Income tax expense

Three Months Ended March 31,
2010	2009
(in thousands)
$14	$1,092

Income tax expense decreased for the three months ended March 31, 2010, due primarily to the decrease in pre-tax income as compared to amounts in 2009.  In addition, the decrease is attributable to a lower effective tax rate, which is partially due to the reversal of reserves for uncertain tax positions in 2010, as well as to changes in the composition of taxable income in relation to the applicable tax rates at our various international locations.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities. During the first three months of 2010, we used cash of $6.2 million in operating activities. The primary uses of operating cash flows resulted primarily from increases in accounts receivable and royalties receivable due to timing of cash collections and a decrease in accounts payables due to the timing of customer payments.

During the first three months of 2010, we used $20.1 million in investing activities, resulting primarily from the use of $18.5 million for the acquisition of Excelsyn in February 2010, along with $1.9 million for the acquisition of property and equipment.

Working capital was $132.8 million at March 31, 2010 as compared to $149.7 million as of December 31, 2009.  This decrease is primarily the result of the use of cash and cash equivalents on our acquisition of Excelsyn.  There have been no significant changes in future maturities on our long-term debt since December 31, 2009.

We currently have a revolving line of credit in the amount of $45.0 million which has a maturity date in June 2013.  The line of credit bears interest at a variable rate based on our Company’s leverage ratio. As of March 31, 2010, the balance outstanding on the line of credit was $9.7 million, bearing interest at a rate of 1.31%.  The credit facility contains certain financial covenants, including a maximum leverage ratio, a minimum required operating cash flow coverage ratio, a minimum earnings before interest and taxes to interest ratio and a minimum current ratio.  Other covenants include limits on asset disposals and the payment of dividends.  As of March 31, 2010 and 2009, we were in compliance with all of the covenants under the credit facility.

The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  There have been no material changes to our contractual obligations since December 31, 2009.  As of March 31, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

We continue to pursue the expansion of our operations through internal growth and strategic acquisitions.  In February 2010, the Company acquired Excelsyn Ltd. a chemical development and large scale manufacturing services company in North Wales, UK.  Under the terms of the agreement, AMRI has purchased all of the outstanding shares of Excelsyn for $18.5 million in cash, which was funded from existing cash and cash equivalents.  We expect that additional expansion activities will be funded from existing cash and cash equivalents, cash flow from operations and/or the issuance of debt or equity securities and borrowings.  Future acquisitions, if any, could be funded with cash on hand, cash from operations, borrowings under our credit facility and/or the issuance of equity or debt securities.  There can be no assurance that attractive acquisition opportunities will be available to us or will be available at prices and upon such other terms that are attractive to us.  We regularly evaluate potential acquisitions of other businesses, products and product lines and may hold discussions regarding such potential acquisitions.  As a general rule, we will publicly announce such acquisitions only after a definitive agreement has been signed.  In addition, in order to meet our long-term liquidity needs or consummate future acquisitions, we may incur additional indebtedness or issue additional equity or debt securities, subject to market and other conditions.  There can be no assurance that such additional financing will be available on terms acceptable to us or at all.  The failure to raise the funds necessary to finance our future cash requirements or consummate future acquisitions could adversely affect our ability to pursue our strategy and could negatively affect our operations in future periods.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, goodwill, long-lived assets, pension and postretirement benefit plans, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We refer to the policies and estimates set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  There have been no material changes or modifications to the policies since December 31, 2009.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes with respect to the information on Quantitative and Qualitative Disclosures about Market Risk appearing in Part II, Item 7A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the Company’s last fiscal quarter our management conducted an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer regarding the effectiveness of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the Company’s last fiscal quarter, our disclosure controls and procedures were effective in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. We intend to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In addition to existing lawsuits we have previously filed related to Allegra patent infringement, on March 19, 2010, the Company and sanofi-aventis U.S. LLC filed a motion for a preliminary injunction seeking to enjoin Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. from commercial distribution of a d-24 product.  Please refer to Part 1 – Note 12 for further details and history on this litigation.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.   Exhibits

Exhibit
Number	Description

2.1
Agreement, dated February 17, 2010, by and among the Company and the shareholders of Excelsyn Limited, for the sale and purchase of Excelsyn Limited and its subsidiary, Excelsyn Molecular Development Limited.

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

ALBANY MOLECULAR RESEARCH, INC.

Date: May 7, 2010	By:	/s/ Mark T. Frost
Mark T. Frost
Senior Vice President, Administration, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)