Form 10-Q
period 2010-06-30
ALBANY MOLECULAR RESEARCH INC
filed 2010-08-06
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2010
Common Stock, $.01 par value	31,118,059, excluding treasury shares of 4,522,618

ALBANY MOLECULAR RESEARCH, INC.

PART I — FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited)

Albany Molecular Research, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except for per share data)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Contract revenue	$40,732	$38,782	$79,624	$82,026
Recurring royalties	8,743	8,524	19,182	19,310
Milestone revenue	—	4,000	—	4,000
Total revenue	49,475	51,306	98,806	105,336

Cost of contract revenue	34,516	36,696	69,277	73,339
Technology incentive award	875	920	1,918	2,025
Research and development	2,813	4,601	5,576	7,986
Selling, general and administrative	9,243	8,719	19,882	19,021
Restructuring and impairment charges	7,993	(15)	7,993	(15)
Total operating expenses	55,440	50,921	104,646	102,356

(Loss) income from operations	(5,965)	385	(5,840)	2,980

Interest income, net	66	100	109	211
Other income (expense), net	126	(517)	38	(189)

(Loss) income before income taxes	(5,773)	(32)	(5,693)	3,002

Income tax (benefit) expense	(1,847)	(211)	(1,833)	881

Net (loss) income	$(3,926)	$179	$(3,860)	$2,121

Basic (loss) earnings per share	$(0.13)	$0.01	$(0.12)	$0.07

Diluted (loss) earnings per share	$(0.13)	$0.01	$(0.12)	$0.07

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(Dollars and shares in thousands, except for per share data)	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$39,084	$80,953
Investment securities	21,292	30,105
Accounts receivable, net	31,305	23,616
Royalty income receivable	8,235	7,101
Inventory	30,546	25,143
Unbilled services	74	58
Prepaid expenses and other current assets	9,562	8,780
Deferred income taxes	5,589	4,708
Total current assets	145,687	180,464

Property and equipment, net	176,064	166,746

Goodwill	45,346	17,551
Intangible assets and patents, net	2,650	2,461
Equity investment in unconsolidated affiliates	956	956
Deferred income taxes	2,261	1,166
Other assets	4,293	4,348
Total assets	$377,257	$373,692

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$26,281	$18,368
Deferred revenue and licensing fees	13,496	10,777
Accrued pension benefits	218	218
Income taxes payable	1,094	1,101
Current installments of long-term debt	275	270
Total current liabilities	41,364	30,734

Long-term liabilities:
Long-term debt, excluding current installments	12,937	13,212
Deferred licensing fees	6,429	7,143
Deferred rent	1,342	1,354
Pension and postretirement benefits	6,378	6,445
Accrued long-term restructuring	1,655	—
Environmental liabilities	191	191
Total liabilities	70,296	59,079

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 100,000 shares authorized, 35,647 shares issued as of June 30, 2010, and 35,467 shares issued as of December 31, 2009	356	355
Additional paid-in capital	202,787	201,667
Retained earnings	170,261	174,121
Accumulated other comprehensive loss, net	(9,396)	(4,642)
	364,008	371,501
Less, treasury shares at cost, 3,855 shares as of June 30, 2010 and 3,825 shares at December 31, 2009	(57,047)	(56,888)
Total stockholders’ equity	306,961	314,613
Total liabilities and stockholders’ equity	$377,257	$373,692

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
(Dollars in thousands)	June 30, 2010	June 30, 2009

Operating activities
Net (loss) income	$(3,860)	$2,121
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8,293	8,478
Deferred income tax benefit	(2,012)	(3,767)
Impairment and loss on disposal of property, plant and equipment	4,848	316
Stock-based compensation expense	780	1,025
Recovery of bad debt	(46)	(130)
Write down for obsolete inventories	123	2,753
Change in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(5,907)	6,607
Royalty income receivable	(1,134)	(1,718)
Inventory, prepaid expenses and other assets	(3,285)	1,114
Accounts payable and accrued expenses	3,886	(1,417)
Income tax payable	(7)	(1,671)
Deferred revenue and licensing fees	(781)	10,682
Pension and postretirement benefits	57	(14)
Other long-term liabilities	(78)	422
Net cash provided by operating activities	877	24,801

Investing activities
Purchases of investment securities	(4,906)	(1,564)
Proceeds from sales and maturities of investment securities	13,472	6,652
Purchase of businesses, net of cash acquired	(45,386)	(12)
Purchase of property, plant and equipment	(5,279)	(11,920)
Proceeds from disposal of property, plant and equipment	—	143
Payments for patent applications and other costs	(296)	(219)
Net cash used in investing activities	(42,395)	(6,920)

Financing activities
Principal payments on long-term debt	(270)	(260)
Purchase of treasury stock	(159)	—
Proceeds from sale of common stock	341	297
Net cash (used in) provided by financing activities	(88)	37

Effect of exchange rate changes on cash flows	(263)	194

(Decrease) increase in cash and cash equivalents	(41,869)	18,112

Cash and cash equivalents at beginning of period	80,953	60,400

Cash and cash equivalents at end of period	$39,084	$78,512

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Use of Management Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The most significant estimates included in the accompanying consolidated financial statements include assumptions regarding the collectibility of receivables, the valuation of inventory, restructuring and impairment charges and the fair value of goodwill, intangible assets, and long-lived assets. Other significant estimates include assumptions utilized in determining the amount and realizabilty of deferred tax assets and assumptions utilized in determining actuarial obligations in conjunction with the Company’s pension and postretirement health plans.  Actual results can vary from these estimates.

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

Note 2 — Business Combinations

Acquisition of Hyaluron Inc.

On June 14, 2010 the Company completed the purchase of all of the outstanding shares of Hyaluron, Inc. (“AMRI Burlington”), a formulation facility located in Burlington, Massachusetts.   The aggregate purchase price was $27,876.

Hyaluron provides high value-added contract manufacturing services in sterile syringe and vial filling using specialized technologies including lyophilization and Bubble-Free FillingTM, a unique patented technology developed and owned by Hyaluron.  Hyaluron provides these services for both small molecule drug products and biologicals, from clinical phase to commercial scale.

A final valuation will be completed to determine the fair value of the acquired property and equipment and any potential identifiable intangibles, which may result in changes to their estimated fair values, as well as changes to the allocated goodwill fair value.  The following table summarizes the preliminary allocation of the purchase price to the estimated fair value of the net assets acquired:

June 14, 2010
Assets Acquired
Cash	$740
Accounts receivable	752
Inventory	1,013
Prepaid expenses and other current assets	187
Deposits	63
Property and equipment	4,807
Intangibles	40
Goodwill	24,413
Total assets acquired	$32,015

Liabilities Assumed
Accounts payable and accrued expenses	$1,291
Deferred revenue	2,786
Other liabilities	62
Total liabilities assumed	$4,139

Net assets acquired	$27,876

The following table shows the unaudited condensed pro forma statements of income for the three and six month periods ended June 30, 2010 and the year ended December 31, 2009 as if the Hyaluron acquisition had occurred on January 1, 2009:

	Three months ended	Six months ended	Year ended
(Dollars in thousands, except for per share data)	June 30, 2010	June 30, 2010	December 31, 2009

Total revenue	$51,285	$103,867	$209,255

Total operating expenses	59,273	112,017	231,648

Loss from operations	(7,988)	(8,150)	(22,393)

Interest income, net	66	109	376
Other income (expense), net	144	54	(491)

Loss before income taxes	(7,778)	(7,987)	(22,508)

Income tax benefit	(2,549)	(2,636)	(5,517)

Net loss	$(5,229)	$(5,351)	$(16,991)

Basic loss per share	$(0.17)	$(0.17)	$(0.55)

Diluted loss per share	$(0.17)	$(0.17)	$(0.55)

Acquisition of Excelsyn Ltd.

On February 17, 2010, the Company completed the purchase of all of the outstanding shares of Excelsyn Ltd. (“Excelsyn”), a chemical development and manufacturing facility located in Holywell, United Kingdom.  The aggregate purchase price was $18,250.

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

A final valuation will be completed to determine the fair value of the acquired property and equipment and any potential identifiable intangibles, which may result in changes to their estimated fair values, as well as changes to the allocated goodwill fair value.  The following table summarizes the preliminary allocation of the purchase price to the estimated fair value of the net assets acquired:

February 17, 2010
Assets Acquired
Accounts receivable	$984
Inventory	1,005
Prepaid expenses and other current assets	751
Property and equipment	14,130
Goodwill	5,771
Total assets acquired	$22,641

Liabilities Assumed
Accounts payable and accrued expenses	$4,391
Total liabilities assumed	$4,391

Net assets acquired	$18,250

Pro forma financial information for the three and six months ended June 30, 2010, as if the Excelsyn acquisition had been completed as of January 1, 2010, has been excluded due to the immateriality of the operating results of Excelsyn in relation to the Company’s consolidated operating results as a whole.

Note 3 — Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Weighted average shares outstanding - basic	31,269	31,401	31,227	31,781
Dilutive effect of stock options	—	37	—	20
Dilutive effect of restricted stock	—	162	—	174
Weighted average shares outstanding - diluted	31,269	31,600	31,227	31,975

The Company has excluded certain outstanding stock options and non-vested restricted shares from the calculation of diluted earnings per share for the three and six months ended June 30, 2010 because the Company was at a net loss position.  The Company has excluded certain outstanding stock options and non-vested restricted shares from the calculation of diluted earnings per share for the three and six months ended June 30, 2009 because the exercise price was greater than the average market price of the Company’s common shares during that period, and as such, these options and shares would be anti-dilutive. The weighted average number of anti-dilutive options and restricted shares outstanding (before the effects of the treasury stock method) was 1,904 and 1,919 for the three months ended June 30, 2010 and 2009, respectively and 1,816 and 1,949 for the six months ended June 30, 2010 and 2009, respectively.  These amounts are not included in the calculation of weighted average common shares outstanding.

Note 4 — Inventory

Inventory consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Raw materials	$6,282	$7,415
Work in process	5,032	2,213
Finished goods	19,232	15,515
Total	$30,546	$25,143

Note 5 — Restructuring and Impairment

AMRI U.S.

In May 2010, the Company initiated a restructuring of its AMRI U.S. location.  As part of its strategy to increase global competitiveness and continue to be diligent in managing costs, the Company implemented significant cost reduction activities at its operations in the U.S.  These cost reduction activities included a reduction in the U.S. workforce, as well as the suspension of operations at one of its research laboratory facilities in Rensselaer, New York.  Employees and equipment from this facility will be consolidated into other nearby Company operations.

The Company recorded a restructuring charge, including associated asset impairment charges caused as a consequence of restructuring, of $5,820 in the second quarter of 2010.  This charge includes lease termination charges, net of sublease income of $2,182, termination benefits and personnel realignment costs of $846 and facility and other costs of $250.  In addition, asset impairment charges as a consequence of restructuring of $2,542 were recorded,

In conjunction with the AMRI U.S. restructuring, the Company realigned the nature of its operating activities in a nearby research laboratory facility.  As a result, the Company evaluated the future economic benefit expected to be generated from the revised operating activities in this facility against the carrying value of the facility’s property and equipment and determined that these assets were impaired.  The Company recorded a property and equipment impairment charge of $2,306 in the second quarter of 2010 to reduce the carrying value of the assets to their estimated fair market value.

The restructuring costs are included under the caption “Restructuring and impairment charges” in the consolidated statement of operations for the three and six months ended June 30, 2010 and the restructuring liabilities are included in “Accounts payable and accrued expenses” and “Accrued long-term restructuring” on the consolidated balance sheet at June 30, 2010.

The following table displays AMRI U.S.’ restructuring activity and liability balances within our Discovery/Development/ Small Scale Manufacturing (“DDS”) operating segment:

	Balance at January 1, 2010	Charges	Paid Amounts	Balance at June 30, 2010
Termination benefits and personnel realignment	$—	$846	$(315)	$531
Lease termination charges	—	2,182	(41)	2,141
Facility and other costs	—	250	(42)	208
Total	$—	$3,278	$(398)	$2,880

Termination benefits and personnel realignment costs relate to severance packages, outplacement services, and career counseling for employees affected by this restructuring.   Lease termination charges relate to costs associated with exiting the current facility, net of estimated sublease income.  Facility and other costs are charges associated with consolidating into other nearby Company locations.

Anticipated cash outflows related to the AMRI U.S. restructuring for the remainder of 2010 is approximately $972, which primarily consists of termination benefits and lease termination charges.

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

The restructuring costs are included under the caption “Restructuring charge” in the consolidated statement of operations for the year ended December 31, 2009 and the restructuring liabilities are included in “Accounts payable and accrued expenses” on the consolidated balance sheet at June 30, 2010 and December 31, 2009.

The AMRI India restructuring activity was recorded in the Company’s Large Scale Manufacturing (“LSM”) operating segment.  The following table displays AMRI India’s restructuring activity and liability balances within our LSM operating segment:

	Balance at January 1, 2010	Paid Amounts	Foreign Currency Translation Adjustments	Balance at June 30, 2010
Lease termination charges	$215	$(165)	$2	$52
Administrative costs associated with restructuring	11	(7)	—	4
Total	$226	$(172)	$2	$56

Lease termination charges and leasehold improvement abandonment charges relate to costs associated with exiting the current facility.

The net cash outflow related to the AMRI India restructuring for the six months ended June 30, 2010 was $172.  Anticipated cash outflows related to the AMRI India restructuring for the remainder of 2010 is approximately $56, which primarily consists of lease termination charges.

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

The restructuring costs are included under the caption “Restructuring charge” in the consolidated statement of operations for the year ended December 31, 2009 and the restructuring liabilities are included in “Accounts payable and accrued expenses” on the consolidated balance sheet at June 30, 2010 and December 31, 2009.

The following table displays AMRI Hungary’s restructuring activity and liability balances within our DDS operating segment:

	Balance at January 1, 2010	Charges/ (reversals)	Paid Amounts	Foreign Currency Translation Adjustments	Balance at June 30, 2010
Termination benefits and personnel realignment	$55	129	$(24)	$(26)	$134
Losses on grant contracts	246	—	(132)	(30)	84
Lease termination charges	275	(262)	—	(13)	—
Administrative costs associated with restructuring	12	—	(1)	(2)	9
Total	$588	$(133)	$(157)	$(71)	$227

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

Anticipated cash outflows related to the Hungary restructuring for the remainder of 2010 is approximately $227, which primarily consists of termination benefits and incurring losses on grant contracts.

Note 6 — Goodwill and Intangible Assets

The carrying amounts of goodwill, by the Company’s DDS and LSM operating segments, as of June 30, 2010 and December 31, 2009 are as follows:

	DDS	LSM	Total

June 30, 2010	$12,777	$32,569	$45,346

December 31, 2009	$13,199	$4,352	$17,551

The decrease in goodwill within the DDS segment from December 31, 2009 to June 30, 2010 is primarily due to the impact of foreign currency translation, offset in part by the goodwill recorded in association with the acquisition of Excelsyn in February 2010.  The increase in goodwill within the LSM segment from December 31, 2009 to June 30, 2010 is primarily due to the goodwill recorded in association with the acquisition of Excelsyn in February 2010 and the acquisition of Hyaluron in June 2010, offset in part by a decrease due to the impact of foreign currency translation.

The components of intangible assets are as follows:

	Cost	Accumulated Amortization	Net	Amortization Period
June 30, 2010
Patents and Licensing Rights	$3,794	$(1,144)	$2,650	2-16 years

December 31, 2009
Patents and Licensing Rights	$3,897	$(1,436)	$2,461	2-16 years

Amortization expense related to intangible assets was $73 and $57 for the three months ended June 30, 2010 and 2009, respectively, and $147 and $117 for the six months ended June 30, 2010 and 2009, respectively.

The following chart represents estimated future annual amortization expense related to intangible assets:

Year ending December 31,
2010 (remaining)	$146
2011	240
2012	236
2013	225
2014	220
Thereafter	1,583
Total	$2,650

Note 7 — Share-Based Compensation

During the three and six months ended June 30, 2010, the Company recognized total share based compensation cost of $231 and $780, respectively as compared to total share based compensation cost for the three and six months ended June 30, 2009, of $500 and $1,025, respectively.

The Company grants share-based payments, including restricted shares, under its 2008 Stock Option and Incentive Plan, as well as its 1998 Employee Stock Purchase Plan.

Restricted Stock

A summary of unvested restricted stock activity as of June 30, 2010 and changes during the six months then ended is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2009	516	$10.08
Granted	174	$8.27
Vested	(116)	$9.53
Forfeited	(43)	$10.87
Outstanding, June 30, 2010	531	$9.54

The weighted average fair value of restricted shares per share granted during the six months ended June 30, 2010 and 2009 was $8.27 and $8.42, respectively.  As of June 30, 2010, there was $3,765 of total unrecognized compensation cost related to non-vested restricted shares. That cost is expected to be recognized over a weighted-average period of 2.9 years.

Stock Options

The fair value of each stock option award is estimated at the date of grant using the Black-Scholes valuation model based on the following assumptions:

	For the Six Months Ended
	June 30, 2010	June 30, 2009
Expected life in years	5	5
Risk free interest rate	2.32%	1.98%
Volatility	46%	48%
Dividend yield	—	—

A summary of stock option activity under the Company’s Stock Option and Incentive Plans as of June 30, 2010 and changes during the six month period then ended is presented below:

	Number of Shares	Weighted Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2009	1,864	$19.66
Granted	160	7.12
Exercised	—	—
Forfeited	(93)	15.06
Expired	(210)	25.22
Outstanding, June 30, 2010	1,721	$18.07	4.3	$—
Options exercisable, June 30, 2010	1,372	$20.30	3.2	$—

The weighted average fair value of stock options granted for the six months ended June 30, 2010 and 2009 was $3.05 and $3.74, respectively.   As of June 30, 2010, there was $974 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.7 years.

Employee Stock Purchase Plan

During the six months ended June 30, 2010 and 2009, 34 and 19 shares, respectively, were issued under the Company’s 1998 Employee Stock Purchase Plan.

During the six months ended June 30, 2010 and 2009, cash received from stock option exercises and employee stock purchases was $341 and $297, respectively.  The actual tax benefit realized for the tax deductions from stock option exercises and plan purchases was $0 and $5 during the six months ended June 30, 2010 and 2009, respectively.

Note 8 — Operating Segment Data

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

The following table contains earnings data by operating segment, reconciled to totals included in the unaudited condensed consolidated financial statements:

	Contract Revenue	Milestone & Recurring Royalty Revenue	Income (Loss) from Operations	Depreciation and Amortization
For the three months ended June 30, 2010
DDS	$19,680	$8,743	$2,067	$2,398
LSM	21,052	—	4,024	1,746
Corporate	—	—	(12,056)	—
Total	$40,732	$8,743	$(5,965)	$4,144

For the three months ended June 30, 2009
DDS	$19,615	$12,524	$14,218	$2,425
LSM	19,167	—	(513)	1,722
Corporate	—	—	(13,320)	—
Total	$38,782	$12,524	$385	$4,147

	Contract Revenue	Milestone & Recurring Royalty Revenue	Income (Loss) from Operations	Depreciation and Amortization
For the six months ended June 30, 2010
DDS	$40,720	$19,182	$14,509	$4,780
LSM	38,904	—	5,109	3,513
Corporate	—	—	(25,458)	—
Total	$79,624	$19,182	$(5,840)	$8,293

For the six months ended June 30, 2009
DDS	$42,139	$23,310	$28,043	$5,066
LSM	39,887	—	1,944	3,412
Corporate	—	—	(27,007)	—
Total	$82,026	$23,310	$2,980	$8,478

The following table summarizes other information by segment as of June 30, 2010:

	As of June 30, 2010
	DDS	LSM	Total

Total assets	$188,037	$189,220	$377,257
Goodwill included in total assets	12,777	32,569	45,346

The following table summarizes other information by segment as of December 31, 2009:

	As of December 31, 2009
	DDS	LSM	Total

Total assets	$236,314	$137,378	$373,692
Goodwill included in total assets	13,199	4,352	17,551

Note 9 — Financial Information by Customer Concentration and Geographic Area

Total contract revenue from DDS’s three largest customers represented approximately 20%, 8% and 6% of DDS’s total contract revenue for the three months ended June 30, 2010, and 22%, 9% and 6% of DDS’s total contract revenue for the three months ended June 30, 2009.  Total contract revenue from DDS’s three largest customers represented approximately 21%, 8% and 5% of DDS’s total contract revenue for the six months ended June 30, 2010 and 20%, 10% and 6% for the six months ended June 30, 2009.  Total contract revenue from LSM’s largest customer, GE Healthcare (“GE”), represented 25% and 28% of LSM’s total contract revenue for the three months ended June 30, 2010 and 2009, respectively.  Total contract revenue from GE represented 33% and 30% of LSM’s total contract revenue for the six months ended June 30, 2010 and 2009, respectively.  GE accounted for approximately 16% and 14% of the Company’s total contract revenue for the six months ended June 30, 2010 and 2009, respectively.  The increase in GE sales in 2010 is primarily due to a return toward historical demand in 2010 as a result of its 2009 inventory reduction efforts.  This is expected to continue throughout 2010 causing full year 2010 sales to GE to be above amounts recognized in 2009.  The DDS segment’s largest customer, a large pharmaceutical company, represented approximately 11% and 10% of the Company’s total contract revenue for the six months ended June 30, 2010 and 2009, respectively.

The Company’s total contract revenue for the three and six months ended June 30, 2010 and 2009 was recognized from customers in the following geographic regions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

United States	70%	59%	67%	57%
Europe	19	19	21	19
Asia	8	14	10	18
Other	3	8	2	6

Total	100%	100%	100%	100%

Note 10 — Comprehensive (Loss) Income

The following table presents the components of the Company’s comprehensive loss for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net (loss) income	$(3,926)	$179	$(3,860)	$2,121

Other comprehensive (loss) income:
Change in unrealized gain (loss) on available-for-sale securities, net of taxes	9	(15)	(14)	—
Foreign currency translation (loss) gain	(4,188)	5,584	(4,815)	601
Net actuarial loss of pension and postretirement benefits	14	7	75	13
Total comprehensive (loss) income	$(8,091)	$5,755	$(8,614)	$2,735

Note 11 — Legal Proceedings

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

In response to the filings described above, beginning in 2001, Aventis Pharmaceuticals filed patent infringement lawsuits against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Dr. Reddy’s Laboratories, Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., Sandoz, Wockhardt, Sun Pharma Global, Inc., and Actavis Inc. and Actavis Mid Atlantic LLC.  Each of the lawsuits was filed in the U.S. District Court in New Jersey and alleges infringement of one or more patents owned by Aventis Pharmaceuticals. In addition, beginning on November 14, 2006, Aventis filed two patent infringement suits against Teva Pharmaceuticals USA, Barr Laboratories, Inc. and Barr Pharmaceuticals, Inc. in the Eastern District of Texas based on patents owned by Aventis.  Those lawsuits were transferred to the U.S. District Court in New Jersey.

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

On March 19, 2010, the Company and sanofi-aventis U.S. LLC filed a motion for a preliminary injunction seeking to enjoin Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. from commercial distribution of a D-24 product.   On June 14, 2010, the Company and sanofi-aventis U.S. LLC were granted a preliminary injunction restraining Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. from commercial distribution of a D-24 product.

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

Note 12 — Income Taxes

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

The reserve balance of $42 at June 30, 2010 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate for future periods.

The Company classifies interest expense and penalties related to unrecognized tax benefits as a component of income tax expense.  As of June 30, 2010, the Company has not accrued any penalties related to its uncertain tax position as it believes that it is more likely than not that there will not be any assessment of penalties.  The total amount of accrued interest resulting from such unrecognized tax benefits was $2 at June 30, 2010, none of which was recognized in 2010.

The Company files Federal income tax returns, as well as multiple state and foreign jurisdiction tax returns. The Company’s Federal income tax returns have been examined by the Internal Revenue Service through the year ended December 31, 2007.  All significant state and foreign matters have been concluded for years through 2005. State tax examinations that commenced during 2009 are in process.  Management of the Company believes that the reserves associated with these tax positions are adequate to support any future tax examinations.

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

Note 13 – Fair Value

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

The following table presents the fair value of marketable securities by type and their determined level based on the three-tiered fair value hierarchy as of June 30, 2010:

	Fair Value Measurements as of June 30, 2010
Marketable Securities	Total	Level 1	Level 2	Level 3
Obligations of states and political subdivisions	$17,383	$—	$17,383	$—
U.S. Government and agency obligations	1,609	—	1,609	—
Auction rate securities	2,300	—	2,300	—
Total	$21,292	$—	$21,292	$—

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

Long-term debt: The carrying value of long-term debt was approximately equal to fair value at June 30, 2010 and December 31, 2009 due to the resetting dates of the variable interest rates.

Nonrecurring Measurements:

Long-lived assets held and used with a carrying amount of $4,518 were written down to their fair values of $2,212, resulting in an impairment charge of $2,306.   Additionally, long-lived assets with a carrying amount of $2,542 were impaired as a result of the restructuring and written down to $0.  These charges were included in the Company’s financial results for the three and six months ended June 30, 2010.  The fair market values of these long-lived assets were determined using significant unobservable inputs (level 3) consisting of cash flow analysis over the expected period of use of the asset group.  Key inputs related to the estimated cash inflows utilized were the expected number of customer projects performed and revenue earned per project.  Key inputs related to estimated cash outflows utilized costs required to support the estimated volume of customer projects, inclusing scientific personnel costs, materials, facility costs, and selling and administrative support costs.

Note 14 – Recently Issued Accounting Pronouncements

In April 2010, the FASB issued ASU 2010-17, “Milestone Method”, which provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events.  The scope of this ASU is limited to transactions involving research or development in the milestone payment is to be recognized in its entirety in the period the milestone is achieved.  ASU 2010-17 will be effective prospectively for milestones achieved in fiscal years beginning on or after June 15, 2010.  The FASB permits early adoption of ASU 2010-17, applied retrospectively, to the beginning of the year of adoption.  The Company is currently evaluating the impact on its financial statements.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our results of operations and financial condition should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the Notes thereto included within this report. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “intend,” “expect,” “anticipate,” “believe,” and “continue” or similar words and include, but are not limited to, statements concerning pension and postretirement benefit costs, GE Healthcare, the Company’s collaboration with Bristol-Myers Squibb (“BMS”), recent and future acquisitions, earnings, contract revenues, costs and margins, royalty revenues, patent protection and the ongoing Allegra patent infringement litigation, Allegra royalty revenue, government regulation, retention and recruitment of employees, customer spending and business trends, foreign operations (including Singapore, India, Hungary and the United Kingdom), clinical supply manufacturing, management’s strategic plans, drug discovery, product commercialization, license arrangements, research and development projects and expenses, selling, general and administrative expenses, goodwill impairment, competition and tax rates. The Company’s actual results may differ materially from such forward-looking statements as a result of numerous factors, some of which the Company may not be able to predict and may not be within the Company’s control. Factors that could cause such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 12, 2010, as updated by Part II Item 1A, “Risk Factors,” in subsequent Forms 10-Q.  All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future, except as required by law. References to “AMRI”, the “Company,” “we,” “us,” and “our,” refer to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole.

Strategy and Overview

We provide contract services to many of the world’s leading pharmaceutical and biotechnology companies. We derive our contract revenue from research and development expenditures and commercial manufacturing demands of the pharmaceutical and biotechnology industry.  We continue to execute our long-term strategy to develop and grow an integrated global platform from which we can provide these services.  We have research and/or manufacturing facilities in the United States, Hungary, Singapore, India and the United Kingdom.  In 2008, we purchased an additional large-scale manufacturing site in India and completed a 10,000 square foot expansion of our Singapore Research Center.  In 2009, we completed the expansion of our Bothell, Washington and Budapest, Hungary facilities.  In February 2010, we acquired Excelsyn Ltd. (“Excelsyn”), which we believe is a well recognized leader in providing chemical development and manufacturing services to the pharmaceutical industry in Europe.  In June 2010, we acquired Hyaluron, a formulation company whose capabilities include cGMP manufacturing and sterile filling of parenteral drugs.  Hyaluron provides high value-added contract manufacturing services in sterile syringe and vial filling using specialized technologies.  Hyaluron provides these services for both small molecule drug products and biologicals, from clinical phase to commercial scale.

We continue to integrate our research and manufacturing facilities worldwide, increasing our access to key global markets and enabling us to provide our customers with a flexible combination of high quality services and competitive cost structures to meet their individual outsourcing needs.  We seek comprehensive research and/or supply agreements with our customers, incorporating several of our service offerings and spanning across the entire pharmaceutical research and development process.  Our research facilities provide discovery, chemical development, analytical, and small-scale current Good Manufacturing Practices (“cGMP”) manufacturing services.  Compounds discovered and/or developed in our research facilities can then be more easily transitioned to production at our large-scale manufacturing facilities for use in clinical trials and, ultimately, commercial sales if the product meets regulatory approval.  Additionally, the acquisition of Hyaluron provides our Company with immediate entry into a new and strategically important product offering.  We can now offer customers a fully integrated manufacturing process for sterile injectable drugs including the development and manufacture of the active pharmaceutical ingredient (“API”), the design of the criteria to formulate the API into an injectable drug product, and the manufacture of the final drug product.

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

Our total revenue for the quarter ended June 30, 2010 was $49.5 million, as compared to $51.3 million for the quarter ended June 30, 2009.

Contract services revenue for the second quarter of 2010 was $40.7 million, compared to $38.8 million for the quarter ended June 30, 2009.  Recurring royalty revenues, which are based on the worldwide sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere, as well as on sales of sanofi-aventis’ authorized generics and estimates of sales of Teva’s authorized generics, were higher in the second quarter of 2010 than in the same period of 2009.  Consolidated gross margin was 15.3% for the quarter ended June 30, 2010 as compared to 5.4% for the quarter ended June 30, 2009.

During the six months ended June 30, 2010, cash provided by operations was $0.9 million.  The decrease of $23.9 million in cash flow from operations from the six months ended June 30, 2009 resulted primarily from an increase in the first quarter of 2009 of deferred revenue due to the receipt of the $10.0 million sub-licensing fee from sanofi-aventis in conjunction with the amended licensing agreement, along with an increase in accounts receivable and inventory in 2010, as well as lower net income in 2010.  We spent $18.5 million on the acquisition of Excelsyn, $27.1 million on the acquisition of Hyaluron, net of cash acquired and $5.3 million in capital expenditures, primarily related to modernization of our lab and production equipment.  As of June 30, 2010, we had $60.4 million in cash, cash equivalents and investments and $13.2 million in bank and other related debt.

Results of Operations – Three and Six Months ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009

Revenues

Total contract revenue

Contract revenue consists primarily of fees earned under contracts with our third party customers.  Our contract revenues for each of our Discovery/Development/Small Scale Manufacturing (“DDS”) and Large-Scale Manufacturing (“LSM”) segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009

DDS	$19,680	$19,615	$40,720	$42,139
LSM	21,052	19,167	38,904	39,887
Total	$40,732	$38,782	$79,624	$82,026

DDS contract revenues for the quarter ended June 30, 2010, increased $0.1 million to $19.7 million from the same period in 2009.  This increase is due primarily to an increase in contract revenue from development and small-scale manufacturing services of $0.1 million.  DDS contract revenues for the six months ended June 30, 2010 decreased $1.4 million to $40.7 million from the same period in 2009.  This decrease is primarily due to a decrease in contract revenue from development and small-scale manufacturing services of $2.2 million caused by lower demand from specialty pharma/biotech customers for our U.S. services, offset in part by higher demand for these services at our international locations, as well as competitive pricing in the overall current economic downturn.  These decreases were offset, in part, by an increase in contract revenue of $0.7 million from discovery services due to an increase in demand for our international discovery services.

We currently expect DDS contract revenue for the second half of 2010 to have limited growth over amounts recognized in the first half of 2010 primarily due to an increase in demand for our international discovery and development services, offset in part by lower U.S. revenue.

LSM revenue for the quarter ended June 30, 2010 increased $1.9 million from the same period in 2009 primarily due to  incremental revenues from the Excelsyn and Hyaluron acquisitions during the first half of 2010.  LSM contract revenues for the six months ended June 30, 2010 decreased $1.0 million to $38.9 million from the same period in 2009.  This decrease is primarily a result of a decrease of $5.3 million which was driven by the reduced demand for the production of clinical supply material.  This decrease was offset, in part, by incremental revenues from the acquisitions as well as an increase in the sales of commercial products of $1.3 million, primarily due to an increase in commercial sales to GE Healthcare (“GE”), LSM’s largest customer, as they return toward historical levels after reducing their purchases from us in 2009 in an effort to reduce their inventory levels.

We expect LSM contract revenue for the second half of 2010 to significantly increase over amounts recognized during the first half of 2010, primarily due to revenues from the Excelsyn and Hyaluron acquisitions, which occurred during the first half of 2010, along with increases in commercial sales at our U.S. location.

Recurring royalty revenue

We earn royalties under our licensing agreement with sanofi-aventis S.A. for the active ingredient in Allegra.  Royalties were as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2010	2009	2010	2009
(in thousands)

$8,743	$8,524	$19,182	$19,310

Recurring royalties, which are based on the worldwide sales of Allegra®/Telfast, as well as on sales of sanofi-aventis’ authorized generics, increased $0.2 million for the quarter ended June 30, 2010.  Recurring royalties decreased $0.1 million for the six months ended June 30, 2010 from the same period in 2009 primarily due to decrease in sales of Allegra® in Japan during the first quarter of 2010.

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

Costs and Expenses

Cost of contract revenue

Cost of contract revenue consists primarily of compensation and associated fringe benefits for employees, as well as chemicals, depreciation and other indirect project related costs. Cost of contract revenue for our DDS and LSM segments were as follows:

Segment	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2010	2009		2010	2009

DDS	$17,488	$17,016		$35,469	$35,396
LSM	17,028	19,680		33,808	37,943
Total	$34,516	$36,696		$69,277	$73,339

DDS Gross Margin	11.1%	13.3%		12.9%	16.0%
LSM Gross Margin	19.1%	(2.7	) %	13.1%	4.9%
Total Gross Margin	15.3%	5.4%		13.0%	10.6%

DDS had a contract revenue gross margin of 11.1% and 12.9% for the three and six months ended June 30, 2010, respectively, as compared to contract revenue gross margin of 13.3% and 16.0% for the three and six months ended June 30, 2009, respectively.  These decreases in gross margin resulted from lower U.S. demand for these services in relation to our fixed costs.

We currently expect DDS contract margins for the second half of 2010 to increase over percentages recognized in the first half of 2010 primarily due to cost savings associated with the May 2010 restructuring, along with modest revenue growth.

LSM’s contract revenue gross margin for the three and six months ended June 30, 2010 was 19.1% and 13.1%, respectively, as compared to contract revenue gross margin for the three and six months ended June 30, 2009 of (2.7)% and 4.9%, respectively.  These increases are primarily due to a decrease in capacity charges as a result of improved facility utilization, as well as an increase in commercial sales which have historically generated higher margins.

We expect gross margins in the LSM segment for the second half of 2010 to remain consistent with percentages recognized for the first half of 2010.

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

Three Months Ended June 30,		Six Months Ended June 30,
2010	2009	2010	2009
(in thousands)

$875	$920	$1,918	$2,025

The decrease in technology incentive award expense for the three and six months ended June 30, 2010 from the same period in 2009 is primarily due to Allegra royalty revenue, as well as an award in the second quarter of 2009 in connection with milestone revenue recognized.  We expect technology incentive award expense to generally fluctuate directionally and proportionately with fluctuations in Allegra royalties in future periods.

Research and development

Research and development (“R&D”) expense consists of compensation and benefits for scientific personnel for work performed on proprietary technology R&D projects, costs of chemicals and other out of pocket costs and overhead costs. We utilize our expertise in integrated drug discovery to perform our internal R&D projects. The goal of these programs is to discover new compounds with commercial potential. We would then seek to license these compounds to a third party in return for a combination of up-front license fees, milestone payments and recurring royalty payments if these compounds are successfully developed into new drugs and reach the market. In addition, R&D is performed at our large-scale manufacturing facility related to the potential manufacture of new products, the development of processes for the manufacture of generic products with commercial potential, and the development of alternative manufacturing processes.  Research and development expenses were as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2010	2009	2010	2009
(in thousands)

$2,813	$4,601	$5,576	$7,986

R&D expense decreased $1.8 million for the three months ended June 30, 2010 and $2.4 million for the six months ended June 30, 2010 from the same periods in 2009.  This decrease is primarily due to lower compensation costs in 2010 caused by a reduction of research and development scientific resources and lower material costs, as we manage our costs by focusing on moving only our most advance programs forward.  Additionally, in 2009 we recognized an increase in process R&D related to both improving the manufacturing process for our generic API products as well as the manufacturing process for our oncology compound, which was in Phase I clinical trials.

 We currently expect research and development expenses for the full year of 2010 to decrease from amounts recognized in 2009, as we manage overall R&D expenditures to move our most advanced programs forward.

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

Restructuring and Impairment Charges

AMRI U.S.

In May 2010, we initiated a restructuring of our AMRI U.S. location.  As part of our strategy to increase global competitiveness and continue to be diligent in managing costs, we implemented significant cost reduction activities at our operations in the U.S.  These cost reduction activities included a reduction in the U.S. workforce, as well as the suspension of operations at one of our research laboratory facilities in Rensselaer, New York.  Employees and equipment from this facility will be consolidated into our other nearby locations.

In conjunction with the restructuring, we realigned the nature of our operating activities in a nearby research laboratory facility.  As a result, we evaluated the future economic benefit expected to be generated from the revised operating activities in this facility against the carrying value of the facility’s property and equipment and determined that these assets were impaired.  We recorded a property and equipment impairment charge of $2.3 million in the second quarter of 2010 to reduce the carrying value the assets to their estimated fair market value.

Additionally, we recorded a restructuring charge, including associated asset impairment charges caused as a consequence of restructuring, of $5.8 million in the second quarter of 2010.  This charge includes lease termination charges of $2.2 million, termination benefits and personnel realignment costs of $0.8 million and facility and other costs of $0.3 million.  .  In addition, asset impairment charges as a consequence of restructuring of $2.5 million were recorded,

The restructuring costs are included under the caption “Restructuring and impairment charges” in the consolidated statement of operations for the three and six months ended June 30, 2010 and the restructuring liabilities are included in “Accounts payable and accrued expenses” and “Accrued long-term restructuring” on the consolidated balance sheet at June 30, 2010.

The following table displays AMRI U.S.’ restructuring activity and liability balances within our Discovery/Development/ Small Scale Manufacturing (“DDS”) operating segment:

	Balance at January 1, 2010	Charges	Paid Amounts	Balance at June 30, 2010
	(in thousands)
Termination benefits and personnel realignment	$—	$846	$(315)	$531
Lease termination charges	—	2,182	(41)	2,141
Facility and other costs	—	250	(42)	208
Total	$—	$3,278	$(398)	$2,880

Termination benefits and personnel realignment costs relate to severance packages, outplacement services, and career counseling for employees affected by this restructuring.   Lease termination charges relate to costs associated with exiting the current facility.  Facility and other costs are charges associated with consolidating into other nearby Company locations.

Anticipated cash outflows related to the AMRI U.S. restructuring for the remainder of 2010 is approximately $1.0 million, which primarily consists of termination benefits and lease termination charges.

AMRI India

In December 2009, we initiated a restructuring of our AMRI India locations which consisted of closing and consolidating our Mumbai administrative office into our Hyderabad location as part of our goal to streamline operations and eliminate duplicate administrative functions.  We recorded a restructuring charge of approximately $0.4 million in the fourth quarter of 2009, including lease termination charges of $0.2 million, leasehold improvement abandonment charges of $0.1 million and administrative costs of less than $0.1 million.

The restructuring costs are included under the caption “Restructuring charge” in the consolidated statement of operations for the year ended December 31, 2009 and the restructuring liabilities are included in “Accounts payable and accrued expenses” on the consolidated balance sheet at June 30, 2010 and December 31, 2009.

The AMRI India restructuring activity was recorded in the Large Scale Manufacturing (“LSM”) operating segment.  The following table displays AMRI India’s restructuring activity and liability balances within our LSM operating segment:

	Balance at January 1, 2010	Paid Amounts	Foreign Currency Translation Adjustments	Balance at June 30, 2010
	(in thousands)
Lease termination charges	$215	$(165)	$2	$52
Administrative costs associated with restructuring	11	(7)	—	4
Total	$226	$(172)	$2	$56

Lease termination charges and leasehold improvement abandonment charges relate to costs associated with exiting the current facility.

The net cash outflow related to the AMRI India restructuring for the six months ended June 30, 2010 was $0.2 million.  Anticipated cash outflows related to the AMRI India restructuring for the remainder of 2010 is approximately $0.1 million, which primarily consists of lease termination charges.

AMRI Hungary

In May 2008, we initiated a restructuring of our Hungary location.  The goal of the restructuring was to realign the business model for these operations to better support our long-term strategy for providing discovery services in the European marketplace.  We recorded a restructuring charge of approximately $1.8 million in the second quarter of 2008, including termination benefits and personnel realignment costs of approximately $0.9 million, losses on grant contracts of approximately $0.4 million, lease termination charges of approximately $0.5 million and administrative costs associated with the restructuring plan of less than 0.1 million.

During August 2009, we closed and consolidated our Balaton, Hungary facility into the new facility in Budapest, Hungary as part of our goal to streamline operations and to consolidate locations, equipment and operating costs.  As a result, we recorded a restructuring charge of approximately $0.3 million in the second quarter of 2009, including termination benefits and personnel realignment costs of approximately $0.1 million, lease termination charges of $0.2 million and administrative costs associated with the restructuring plan of les than $0.1 million.

The restructuring costs are included under the caption “Restructuring charge” in the consolidated statement of operations for the year ended December 31, 2009 and the restructuring liabilities are included in “Accounts payable and accrued expenses” on the consolidated balance sheet at June 30, 2010 and December 31, 2009.

The following table displays AMRI Hungary’s restructuring activity and liability balances within our DDS operating segment:

	Balance at January 1, 2010	Charges/ (reversals)	Paid Amounts	Foreign Currency Translation Adjustments	Balance at June 30, 2010
	(in thousands)
Termination benefits and personnel realignment	$55	129	$(24)	$(26)	$134
Losses on grant contracts	246	—	(132)	(30)	84
Lease termination charges	275	(262)	—	(13)	—
Administrative costs associated with restructuring	12	—	(1)	(2)	9
Total	$588	$(133)	$(157)	$(71)	$227

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

Anticipated cash outflows related to the Hungary restructuring for the remainder of 2010 is approximately $0.2 million, which primarily consists of the termination benefits and incurring losses on grant contracts.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist of compensation and related fringe benefits for marketing, operational and administrative employees, professional service fees, marketing costs and costs related to facilities and information services.  SG&A expenses were as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2010	2009	2010	2009
(in thousands)

$9,243	$8,719	$19,882	$19,021

SG&A expenses increased $0.5 million and $0.9 million, respectively, for the three and six months ended June 30, 2010 as compared to the same period in 2009.  These increases are due primarily to transaction costs associated with the Excelsyn and Hyaluron acquisitions of $0.9 million in the first quarter of 2010 and $0.7 million in the second quarter of 2010, as well as incremental SG&A costs from these new operations.  These increases were partially offset by cost savings from reorganization of our U.S. location in May 2010 and our large-scale India operations in December 2009.

SG&A expenses for the full year 2010 are expected to remain consistent with amounts recognized in 2009 primarily due to the addition of incremental Hyaluron and Excelsyn SG&A expenses, along with the one time transaction costs associated with the purchase.  These increases will be offset by cost savings associated with the restructurings.

Interest income, net

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009

Interest expense	$(38)	$(65)	$(74)	$(156)
Interest income	104	165	183	367
Interest income, net	$66	$100	$109	$211

Net interest income decreased for the three and six months ended June 30, 2010 from the same period in 2009 due to a decrease in balances of interest bearing assets and overall decreased interest rates on our interest bearing liabilities.

Other income (loss), net

Three Months Ended June 30,		Six Months Ended June 30,
2010	2009	2010	2009
(in thousands)

$126	$(517)	$38	$(189)

Other income for the three and six months ended June 30, 2010 increased from other loss for the same periods in 2009 primarily due to changes in rates associated with foreign currency transactions.

Income tax expense

Three Months Ended June 30,		Six Months Ended June 30,
2010	2009	2010	2009
(in thousands)

$(1,847)	$(211)	$(1,833)	$881

Income tax benefit increased for the three and six months ended June 30, 2010, due primarily to the decrease in pre-tax income as compared to amounts in 2009 along with changes in the composition of taxable income in relation to the applicable tax rates at our various international locations in 2010.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities. During the first six months of 2010, we generated cash of $0.9 million in operating activities.

During the first six months of 2010, we used $42.4 million in investing activities, resulting primarily from the use of $18.5 million for the acquisition of Excelsyn in February 2010 and $27.1 million for the acquisition of Hyaluron, net of cash acquired in June 2010, along with $5.3 million for the acquisition of property and equipment.  These uses of cash were offset, in part, by the proceeds from sales of securities of $8.6 million.

Working capital was $104.3 million at June 30, 2010 as compared to $149.7 million as of December 31, 2009.  This decrease is primarily the result of the use of cash and cash equivalents on our acquisition of Excelsyn and Hyaluron.  There have been no significant changes in future maturities on our long-term debt since December 31, 2009.

We currently have a revolving line of credit in the amount of $45.0 million which has a maturity date in June 2013.  The line of credit bears interest at a variable rate based on our Company’s leverage ratio. As of June 30, 2010, the balance outstanding on the line of credit was $9.7 million, bearing interest at a rate of 1.44%.  The credit facility contains certain financial covenants, including a maximum leverage ratio, a minimum required operating cash flow coverage ratio, a minimum earnings before interest and taxes to interest ratio and a minimum current ratio.  Other covenants include limits on asset disposals and the payment of dividends.  As of June 30, 2010 and 2009, we were in compliance with all of the covenants under the credit facility.

The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  There have been no material changes to our contractual obligations since December 31, 2009.  As of June 30, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

We continue to pursue the expansion of our operations through internal growth and strategic acquisitions.  In February 2010, we acquired Excelsyn Ltd. a chemical development and large scale manufacturing services company in North Wales, UK.  Under the terms of the agreement, AMRI has purchased all of the outstanding shares of Excelsyn for $18.5 million in cash.  Additionally, in June 2010, we acquired Hyaluron Inc., a formulation company located in Burlington, Massachusetts.  Under the terms of the agreement, AMRI has purchased all of the outstanding shares of Hyaluron for $27.9 million in cash.  Both 2010 acquisitions were funded from existing cash and cash equivalents.  We expect that additional expansion activities will be funded from existing cash and cash equivalents, cash flow from operations and/or the issuance of debt or equity securities and borrowings.  Future acquisitions, if any, could be funded with cash on hand, cash from operations, borrowings under our credit facility and/or the issuance of equity or debt securities.  There can be no assurance that attractive acquisition opportunities will be available to us or will be available at prices and upon such other terms that are attractive to us.  We regularly evaluate potential acquisitions of other businesses, products and product lines and may hold discussions regarding such potential acquisitions.  As a general rule, we will publicly announce such acquisitions only after a definitive agreement has been signed.  In addition, in order to meet our long-term liquidity needs or consummate future acquisitions, we may incur additional indebtedness or issue additional equity or debt securities, subject to market and other conditions.  There can be no assurance that such additional financing will be available on terms acceptable to us or at all.  The failure to raise the funds necessary to finance our future cash requirements or consummate future acquisitions could adversely affect our ability to pursue our strategy and could negatively affect our operations in future periods.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On June 14, 2010, the Company and sanofi-aventis U.S. LLC were granted a preliminary injunction restraining Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. from commercial distribution of a D-24 product.  Please refer to Part 1 – Note 12 for further details and history on this litigation.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 21, 2010, the Company’s Board of Directors approved a stock repurchase program, which authorized the Company to purchase up to $10.0 million of the issued and outstanding shares of the Company’s Common Stock in the open market or in private transactions.  Shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to price ranges set by management and regulatory conditions.  The following table represents share repurchases during the three months ended June 30, 2010:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
June 4, 2010 – June 30, 2010	30,800	5.15	30,800	$9,841,355
Total	30,800	$5.15	30,800

(1)	No shares were purchased in the second quarter of 2010 other than through our publicly announced stock buyback program described above.

Item 6.   Exhibits

Exhibit
Number	Description

2.1	Agreement, dated June 14, 2010, by and among the Company and the shareholders of Hyaluron, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALBANY MOLECULAR RESEARCH, INC.

Date: August 6, 2010	By:	/s/ Mark T. Frost
Mark T. Frost
Senior Vice President, Administration, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)