Form 10-Q
period 2010-09-30
ALBANY MOLECULAR RESEARCH INC
filed 2010-11-09
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

(518) 512-2000
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2010
Common Stock, $.01 par value	30,256,171, excluding treasury shares of 5,411,372

ALBANY MOLECULAR RESEARCH, INC.

PART I — FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited)

Albany Molecular Research, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands, except for per share data)	2010	2009	2010	2009

Contract revenue	$42,873	$39,737	$122,497	$121,763
Recurring royalties	7,744	7,929	26,926	27,239
Milestone revenue	—	—	—	4,000
Total revenue	50,617	47,666	149,423	153,002

Cost of contract revenue	42,083	33,885	111,360	107,224
Technology incentive award	775	790	2,693	2,815
Research and development	2,873	4,075	8,449	12,061
Selling, general and administrative	10,517	9,042	30,399	28,063
Restructuring and impairment charges	9	(20)	8,002	(35)
Arbitration reserve	9,626	—	9,626	—
Total operating expenses	65,883	47,772	170,529	150,128

(Loss) income from operations	(15,266)	(106)	(21,106)	2,874

Interest income, net	53	93	162	304
Other (expense) income, net	(650)	98	(612)	(91)

(Loss) income before income taxes	(15,863)	85	(21,556)	3,087

Income tax (benefit) expense	(5,972)	(280)	(7,805)	601

Net (loss) income	$(9,891)	$365	$(13,751)	2,486

Basic (loss) earnings per share	$(0.33)	$0.01	$(0.44)	$0.08

Diluted (loss) earnings per share	$(0.33)	$0.01	$(0.44)	$0.08

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(Dollars and shares in thousands, except for per share data)	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$22,735	$80,953
Investment securities	19,420	30,105
Accounts receivable, net	34,132	23,616
Royalty income receivable	7,380	7,101
Income taxes receivable	7,285	—
Inventory	28,369	25,143
Unbilled services	103	58
Prepaid expenses and other current assets	9,896	8,780
Deferred income taxes	3,683	4,708
Total current assets	133,003	180,464

Property and equipment, net	177,072	166,746

Goodwill	47,077	17,551
Intangible assets and patents, net	2,907	2,461
Equity investment in unconsolidated affiliates	956	956
Deferred income taxes	2,243	1,166
Other assets	5,852	4,348
Total assets	$369,110	$373,692

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$25,195	$18,368
Arbitration reserve	9,626	—
Deferred revenue and licensing fees	12,130	10,777
Accrued pension benefits	218	218
Income taxes payable	—	1,101
Current installments of long-term debt	275	270
Total current liabilities	47,444	30,734

Long-term liabilities:
Long-term debt, excluding current installments	12,937	13,212
Deferred licensing fees	6,071	7,143
Deferred rent	1,302	1,354
Pension and postretirement benefits	6,090	6,445
Accrued long-term restructuring	1,534	—
Environmental liabilities	191	191
Total liabilities	75,569	59,079

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 100,000 shares authorized, 35,692 shares issued as of September 30, 2010, and 35,467 shares issued as of December 31, 2009	357	355
Additional paid-in capital	203,496	201,667
Retained earnings	160,370	174,121
Accumulated other comprehensive loss, net	(3,794)	(4,642)
	360,429	371,501
Less, treasury shares at cost, 5,411 shares as of September 30, 2010 and 3,825 shares at December 31, 2009	(66,888)	(56,888)
Total stockholders’ equity	293,541	314,613
Total liabilities and stockholders’ equity	$369,110	$373,692

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
(Dollars in thousands)	September 30, 2010	September 30, 2009

Operating activities
Net (loss) income	$(13,751)	$2,486
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	12,958	12,670
Deferred income tax benefit	1,479	(4,523)
Impairment and loss on disposal of property, plant and equipment	5,199	279
Stock-based compensation expense	1,253	1,559
Recovery of bad debt	(65)	(243)
Write down for obsolete inventories	631	4,278
Change in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(8,715)	3,060
Royalty income receivable	(279)	(579)
Inventory, prepaid expenses and other assets	(3,557)	2,910
Accounts payable and accrued expenses	2,718	(2,744)
Arbitration reserve	9,626	—
Income tax payable/receivable	(9,967)	(1,298)
Deferred revenue and licensing fees	(2,505)	10,928
Pension and postretirement benefits	(175)	21
Other long-term liabilities	(118)	396
Net cash (used in) provided by operating activities	(5,268)	29,200

Investing activities
Purchases of investment securities	(7,003)	(7,782)
Proceeds from sales and maturities of investment securities	17,356	9,273
Purchase of businesses, net of cash acquired	(45,406)	(12)
Purchase of property, plant and equipment	(8,265)	(13,573)
Proceeds from disposal of property, plant and equipment	—	143
Payments for patent applications and other costs	(626)	(442)
Net cash used in investing activities	(43,944)	(12,393)

Financing activities
Principal payments on long-term debt	(270)	(260)
Purchase of treasury stock	(10,000)	—
Proceeds from sale of common stock	576	509
Tax benefit of stock option exercises	—	5
Net cash (used in) provided by financing activities	(9,694)	254

Effect of exchange rate changes on cash flows	688	304

(Decrease) increase in cash and cash equivalents	(58,218)	17,365

Cash and cash equivalents at beginning of period	80,953	60,400

Cash and cash equivalents at end of period	$22,735	$77,765

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Use of Management Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The most significant estimates included in the accompanying consolidated financial statements include assumptions regarding the anticipated collection of receivables, the valuation of inventory, restructuring and impairment charges and the fair value of goodwill, intangible assets, and long-lived assets. Other significant estimates include assumptions utilized in determining the amount and expected realization of deferred tax assets and assumptions utilized in determining actuarial obligations in conjunction with the Company’s pension and postretirement health plans.  Actual results can vary from these estimates.

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

Recurring Royalties Revenue Recognition.  Recurring royalties consist of royalties under a license agreement with sanofi-aventis based on the worldwide sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere, as well as on sales of sanofi-aventis’ authorized generics. The Company records royalty revenue in the period in which the sales of Allegra/Telfast occur, because we can reasonably estimate such royalties. Royalty payments from sanofi-aventis are due within 45 days after each calendar quarter and are determined based on sales of Allegra/Telfast in that quarter, with the exception of Allegra D-12 which had a fixed royalty amount through July 2010.  Thereafter, the royalty rate has reverted to the rate in effect prior to the signing of the sub-license amendment and the Company will also receive a royalty on Teva’s sales of the generic D-12.

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

AMRI Burlington provides high value-added contract manufacturing services in sterile syringe and vial filling using specialized technologies including lyophilization and BUBBLE-FREE FILLINGTM, a unique patented technology acquired with AMRI Burlington.  AMRI Burlington provides these services for both small molecule drug products and biologicals, from clinical phase to commercial scale.

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

The following table shows the unaudited condensed pro forma statements of income for the nine month period ended September 30, 2010 and the year ended December 31, 2009 as if the AMRI Burlington acquisition had occurred on January 1, 2009:

	Nine months ended	Year ended
(Dollars in thousands, except for per share data)	September 30, 2010	December 31, 2009

Total revenue	$154,484	$209,255

Total operating expenses	177,880	231,648

Loss from operations	(23,396)	(22,393)

Other income (expense), net	(434)	(115)

Loss before income taxes	(23,830)	(22,508)

Income tax benefit	(8,601)	(5,517)

Net loss	$(15,229)	$(16,991)

Basic loss per share	$(0.49)	$(0.55)

Diluted loss per share	$(0.49)	$(0.55)

On August 18, 2010, the Company received a warning letter, dated August 17, 2010, from the U.S. Food and Drug Administration (“FDA”) in conjunction with the agency’s inspection of the Company’s AMRI Burlington manufacturing facility in March 2010.  The warning letter does not restrict production or shipment of products from the facility.  The Company is working with the FDA to resolve the issues identified in the warning letter.

Acquisition of Excelsyn Ltd.

On February 17, 2010, the Company completed the purchase of all of the outstanding shares of Excelsyn Ltd. (“AMRI UK”), a chemical development and manufacturing facility located in Holywell, United Kingdom.  The aggregate purchase price was $18,250.

AMRI UK provides development and large scale manufacturing services to large pharmaceutical, specialty pharmaceutical and biotechnology customers throughout Europe, Asia and North America. Manufacturing services include pre-clinical and Phase I – III product development as well as commercial manufacturing services for approved products.  The acquisition of AMRI UK expands AMRI’s portfolio of development and large scale manufacturing facilities as well as its customer portfolio, with little overlap of customers between the two companies.

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

Pro forma financial information for the three and nine months ended September 30, 2010, as if the AMRI UK acquisition had been completed as of January 1, 2009, has been excluded due to the immateriality of the operating results of AMRI UK in relation to the Company’s consolidated operating results as a whole.

Note 3 — Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Weighted average shares outstanding - basic	30,432	31,007	30,960	30,981
Dilutive effect of stock options	—	—	—	—
Dilutive effect of restricted stock	—	182	—	152
Weighted average shares outstanding - diluted	30,432	31,189	30,960	31,133

The Company has excluded certain outstanding stock options and non-vested restricted shares from the calculation of diluted earnings per share for the three and nine months ended September 30, 2010 because the Company was in a net loss position.  The Company has excluded certain outstanding stock options and non-vested restricted shares from the calculation of diluted earnings per share for the three and nine months ended September 30, 2009 because the exercise price was greater than the average market price of the Company’s common shares during that period, and as such, these options and shares would be anti-dilutive. The weighted average number of anti-dilutive options and restricted shares outstanding (before the effects of the treasury stock method) was 1,786 and 1,949 for the three months ended September 30, 2010 and 2009, respectively and 1,958 and 1,951 for the nine months ended September 30, 2010 and 2009, respectively.  These amounts are not included in the calculation of weighted average common shares outstanding.

Note 4 — Inventory

Inventory consisted of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Raw materials	$6,746	$7,415
Work in process	5,741	2,213
Finished goods	15,882	15,515
Total	$28,369	$25,143

Note 5 — Restructuring and Impairment

AMRI U.S.

In May 2010, the Company initiated a restructuring of its AMRI U.S. locations.  As part of its strategy to increase global competitiveness and continue to be diligent in managing costs, the Company implemented significant cost reduction activities at its operations in the U.S.  These cost reduction activities included a reduction in the U.S. workforce, as well as the suspension of operations at one of its research laboratory facilities in Rensselaer, New York.  Employees and equipment from this facility will be consolidated into other nearby Company operations.

The Company recorded a restructuring charge, including associated asset impairment charges caused as a consequence of restructuring, of $5,820 in the second quarter of 2010.  This charge includes lease termination charges of $2,182, (net of estimated sublease income), termination benefits and personnel realignment costs of $846 and facility and other costs of $250.  Asset impairment charges as a consequence of restructuring of $2,542 were also recorded in the second quarter of 2010.  Additionally, in the third quarter of 2010, the Company recorded an additional $9 of termination benefits and personnel realignment costs.

In conjunction with the AMRI U.S. restructuring, the Company realigned the nature of its operating activities in a nearby research laboratory facility.  As a result, the Company evaluated the future economic benefit expected to be generated from the revised operating activities in this facility against the carrying value of the facility’s property and equipment and determined that these assets were impaired.  The Company recorded a property and equipment impairment charge of $2,306 in the second quarter of 2010 to reduce the carrying value of the assets to their estimated fair value.

The restructuring costs are included under the caption “Restructuring and impairment charges” in the consolidated statement of operations for the three and nine months ended September 30, 2010 and the restructuring liabilities are included in “Accounts payable and accrued expenses” and “Accrued long-term restructuring” on the consolidated balance sheet at September 30, 2010.

The following table displays AMRI U.S.’ restructuring activity and liability balances within our Discovery/Development/ Small Scale Manufacturing (“DDS”) operating segment:

	Balance at January 1, 2010	Charges	Paid Amounts	Balance at September 30, 2010
Termination benefits and personnel realignment	$—	$855	$(749)	$106
Lease termination charges	—	2,182	(163)	2,019
Facility and other costs	—	250	(166)	84
Total	$—	$3,287	$(1,078)	$2,209

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

Anticipated cash outflows related to the AMRI U.S. restructuring for the remainder of 2010 is approximately $303, which primarily consists of lease termination charges and termination benefits.

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

The restructuring liabilities are included in “Accounts payable and accrued expenses” on the consolidated balance sheet at September 30, 2010 and December 31, 2009.

The AMRI India restructuring activity was recorded in the Company’s Large Scale Manufacturing (“LSM”) operating segment.  The following table displays AMRI India’s restructuring activity and liability balances within our LSM operating segment:

	Balance at January 1, 2010	Paid Amounts	Foreign Currency Translation Adjustments	Balance at September 30, 2010
Lease termination charges	$215	$(165)	4	$54
Administrative costs associated with restructuring	11	(7)	—	4
Total	$226	$(172)	$4	$58

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

The restructuring costs are included under the caption “Restructuring and impairment charges” in the consolidated statement of operations for the nine month period ended September 30, 2010 and the restructuring liabilities are included in “Accounts payable and accrued expenses” on the consolidated balance sheet at September 30, 2010 and December 31, 2009.

The following table displays AMRI Hungary’s restructuring activity and liability balances within our DDS operating segment:

	Balance at January 1, 2010	Charges/ (reversals)	Paid Amounts	Foreign Currency Translation Adjustments	Balance at September 30, 2010
Termination benefits and personnel realignment	$55	112	$(24)	$(7)	$136
Losses on grant contracts	246	—	(135)	(17)	94
Lease termination charges	275	(262)	—	(13)	—
Administrative costs associated with restructuring	12	17	(1)	—	28
Total	$588	$(133)	$(160)	$(37)	$258

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

Anticipated cash outflows related to the Hungary restructuring for the remainder of 2010 is approximately $122, which primarily consists of termination benefits and losses on grant contracts.

Note 6 — Goodwill and Intangible Assets

The carrying amounts of goodwill, by the Company’s DDS and LSM operating segments, as of September 30, 2010 and December 31, 2009 are as follows:

	DDS	LSM	Total

September 30, 2010	$14,161	$32,916	$47,077

December 31, 2009	$13,199	$4,352	$17,551

The increase in goodwill within the DDS segment from December 31, 2009 to September 30, 2010 is primarily due to the goodwill recorded in association with the acquisition of AMRI UK in February 2010, offset in part by the impact of foreign currency translation.  The increase in goodwill within the LSM segment from December 31, 2009 is primarily due to the goodwill recorded in association with the acquisition of AMRI UK in February 2010 and the acquisition of AMRI Burlington in June 2010, along with an increase due to the impact of foreign currency translation.

The components of intangible assets are as follows:

	Cost	Accumulated Amortization	Net	Amortization Period
September 30, 2010
Patents and Licensing Rights	$4,145	$(1,238)	$2,907	2-16 years

December 31, 2009
Patents and Licensing Rights	$3,897	$(1,436)	$2,461	2-16 years

Amortization expense related to intangible assets was $73 and $70 for the three months ended September 30, 2010 and 2009, respectively, and $220 and $187 for the nine months ended September 30, 2010 and 2009, respectively.

The following chart represents estimated future annual amortization expense related to intangible assets:

Year ending December 31,
2010 (remaining)	$78
2011	261
2012	257
2013	245
2014	240
Thereafter	1,826
Total	$2,907

Note 7 — Share-Based Compensation

During the three and nine months ended September 30, 2010, the Company recognized total share based compensation cost of $473 and $1,253, respectively as compared to total share based compensation cost for the three and nine months ended September 30, 2009, of $534 and $1,559, respectively.

The Company grants share-based payments, including restricted shares, under its 2008 Stock Option and Incentive Plan, as well as its 1998 Employee Stock Purchase Plan.

Restricted Stock

A summary of unvested restricted stock activity as of September 30, 2010 and changes during the nine months then ended is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2009	516	$10.08
Granted	174	$8.27
Vested	(119)	$9.71
Forfeited	(51)	$10.65
Outstanding, September 30, 2010	520	$9.50

The weighted average fair value of restricted shares per share granted during the nine months ended September 30, 2010 and 2009 was $8.27 and $8.42, respectively.  As of September 30, 2010, there was $3,371 of total unrecognized compensation cost related to non-vested restricted shares. That cost is expected to be recognized over a weighted-average period of 2.6 years.

Stock Options

The fair value of each stock option award is estimated at the date of grant using the Black-Scholes valuation model based on the following assumptions:

	For the Nine Months Ended
	September 30, 2010	September 30, 2009
Expected life in years	5	5
Risk free interest rate	2.32%	1.98%
Volatility	46%	48%
Dividend yield	—	—

A summary of stock option activity under the Company’s Stock Option and Incentive Plans as of September 30, 2010 and changes during the nine month period then ended is presented below:

	Number of Shares	Weighted Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2009	1,864	$19.66
Granted	160	7.12
Exercised	—	—
Forfeited	(147)	19.10
Expired	(257)	26.41
Outstanding, September 30, 2010	1,620	$17.41	4.2	$44
Options exercisable, September 30, 2010	1,278	$19.67	3.1	$—

The weighted average fair value of stock options granted for the nine months ended September 30, 2010 and 2009 was $3.05 and $3.74, respectively.   As of September 30, 2010, there was $855 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.4 years.

Employee Stock Purchase Plan

During the nine months ended September 30, 2010 and 2009, 88 and 49 shares, respectively, were issued under the Company’s 1998 Employee Stock Purchase Plan.

During the nine months ended September 30, 2010 and 2009, cash received from stock option exercises and employee stock purchases was $576 and $509, respectively.  The actual tax benefit realized for the tax deductions from stock option exercises and plan purchases was $0 and $5 during the nine months ended September 30, 2010 and 2009, respectively.

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

The following table contains earnings data by operating segment, reconciled to totals included in the unaudited condensed consolidated financial statements:

	Contract Revenue	Milestone & Recurring Royalty Revenue	Income (Loss) From Operations	Depreciation and Amortization
For the three months ended September 30, 2010
DDS	$20,972	$7,744	$9,471	$2,892
LSM	21,901	—	(11,347)	1,773
Corporate	—	—	(13,390)	—
Total	$42,873	$7,744	$(15,266)	$4,665

For the three months ended September 30, 2009
DDS	$21,523	$7,929	$9,895	$2,494
LSM	18,214	—	3,116	1,698
Corporate	—	—	(13,117)	—
Total	$39,737	$7,929	$(106)	$4,192

For the nine months ended September 30, 2010
DDS	$61,692	$26,926	$23,980	$7,672
LSM	60,805	—	(6,238)	5,286
Corporate	—	—	(38,848)	—
Total	$122,497	$26,926	$(21,106)	$12,958

For the nine months ended September 30, 2009
DDS	$63,662	$31,239	$37,938	$7,560
LSM	58,101	—	5,060	5,110
Corporate	—	—	(40,124)	—
Total	$121,763	$31,239	$2,874	$12,670

The following table summarizes other information by segment as of September 30, 2010:

	As of September 30, 2010
	DDS	LSM	Total

Total assets	$196,560	$172,550	$369,110
Goodwill included in total assets	14,161	32,916	47,077

The following table summarizes other information by segment as of December 31, 2009:

	As of December 31, 2009
	DDS	LSM	Total

Total assets	$236,314	$137,378	$373,692
Goodwill included in total assets	13,199	4,352	17,551

Note 9 — Financial Information by Customer Concentration and Geographic Area

Total contract revenue from DDS’s three largest customers represented approximately 17%, 8% and 7% of DDS’s total contract revenue for the three months ended September 30, 2010, and 22%, 9% and 9% of DDS’s total contract revenue for the three months ended September 30, 2009.  Total contract revenue from DDS’s three largest customers represented approximately 20%, 9% and 8% of DDS’s total contract revenue for the nine months ended September 30, 2010 and 20%, 10% and 6% for the nine months ended September 30, 2009.  Total contract revenue from LSM’s largest customer, GE Healthcare (“GE”), represented 40% and 28% of LSM’s total contract revenue for the three months ended September 30, 2010 and 2009, respectively.  Total contract revenue from GE represented 35% and 28% of LSM’s total contract revenue for the nine months ended September 30, 2010 and 2009, respectively.  GE accounted for approximately 18% and 14% of the Company’s total contract revenue for the nine months ended September 30, 2010 and 2009, respectively.  The increase in GE sales in 2010 is primarily due to a return toward historical demand in 2010 as a result of GE’s 2009 inventory reduction efforts.  This is expected to continue throughout 2010 causing full year 2010 sales to GE to be above amounts recognized in 2009.  The DDS segment’s largest customer, a large pharmaceutical company, represented approximately 10% and 11% of the Company’s total contract revenue for the nine months ended September 30, 2010 and 2009, respectively.

The Company’s total contract revenue for the three and nine months ended September 30, 2010 and 2009 was recognized from customers in the following geographic regions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

United States	63%	56%	66%	60%
Europe	26	32	23	23
Asia	10	11	9	15
Other	1	1	2	2

Total	100%	100%	100%	100%

Note 10 — Comprehensive (Loss) Income

The following table presents the components of the Company’s comprehensive loss for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net (loss) income	$(9,891)	$365	$(13,751)	$2,486

Other comprehensive (loss) income:
Change in unrealized gain (loss) on available-for-sale securities, net of taxes	(5)	4	(19)	4
Foreign currency translation adjustments	5,572	1,076	757	1,677
Net actuarial loss of pension and postretirement benefits	34	9	109	22
Total comprehensive (loss) income	$(4,290)	$1,454	$(12,904)	$4,189

Note 11 — Legal Proceedings

The Company, from time to time, may be involved in various claims and legal proceedings arising in the ordinary course of business. Except as noted below in regard to litigation relating to Allegra and Borregaard, the Company is not currently a party to any such claims or proceedings which, if decided adversely to the Company, would either individually or in the aggregate have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Allegra

The Company, through its former subsidiary AMR Technology that has been merged into the Company, along with Aventis Pharmaceuticals Inc., the U.S. pharmaceutical business of sanofi-aventis S.A., has been involved in legal proceedings with several companies seeking to market or which are currently marketing generic versions of Allegra. Beginning in 2001, Barr Laboratories, Inc., Impax Laboratories, Inc., Mylan Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Dr. Reddy’s Laboratories, Ltd./Dr. Reddy’s Laboratories, Inc., Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., Sandoz Inc., Sun Pharma Global, Inc., Wockhardt, and Actavis Mid Atlantic LLC, and Aurolife Pharma LLC and Aurobindo Pharma Ltd. filed Abbreviated New Drug Applications (“ANDAs”) with the Food and Drug Administration (“FDA”) to produce and market generic versions of Allegra products.

In response to the filings described above, beginning in 2001, Aventis Pharmaceuticals filed patent infringement lawsuits against Barr Laboratories, Impax Laboratories, Mylan Pharmaceuticals, Teva Pharmaceuticals, Dr. Reddy’s Laboratories, Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., Sandoz, Wockhardt, Sun Pharma Global, Inc., Actavis Inc. and Actavis Mid Atlantic LLC, and Aurolife Pharma LLC and Aurobindo Pharma Ltd.  Each of the lawsuits was filed in the U.S. District Court in New Jersey and alleges infringement of one or more patents owned by Aventis Pharmaceuticals. In addition, beginning on November 14, 2006, Aventis filed two patent infringement suits against Teva Pharmaceuticals USA, Barr Laboratories, Inc. and Barr Pharmaceuticals, Inc. in the Eastern District of Texas based on patents owned by Aventis.  Those lawsuits were transferred to the U.S. District Court in New Jersey.

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

On March 19, 2010, the Company and sanofi-aventis U.S. LLC filed a motion for a preliminary injunction seeking to enjoin Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. from commercial distribution of a D-24 product.   On June 14, 2010, the Company and sanofi-aventis U.S. LLC were granted a preliminary injunction restraining Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. from commercial distribution of a D-24 product.  Trial on the infringement claims relating to Dr. Reddy’s D-24 product is currently scheduled for January 31, 2011.

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

Borregaard

On August 19, 2009, AMRI Rensselaer, Inc., the Company’s subsidiary in Rensselaer, New York notified Borregaard Industries Limited, Borregaard Synthesis (“Borregaard”) that it was cancelling the Purchase Agreement between the parties dated January 1, 2009 pursuant to a hardship clause of the agreement.  AMRI Rensselaer took the position that the cancellation was a valid and effective termination of the agreement under its terms while Borregaard contended that the cancellation constituted repudiation of the contract for which Borregaard could recover damages.  Borregaard commenced  arbitration in September 2009 with International Centre for Dispute Resolution ("ICDR") seeking damages for AMRI Rensselaer’s alleged wrongful repudiation of the agreement in the total amount of $9,278,000, consisting of $8,713,000 as lost profit and $565,000 as labor cost.

On October 13, 2010 ICDR issued an arbitration award in favor of Borregaard against AMRI Rensselaer.   The arbitrator awarded Borregaard damages of $8,713,000 plus interest at the rate of 9% starting from August 19, 2009.   AMRI accrued $9,626,000 for the award and related interest expense in the quarter ended September 30, 2010.

AMRI disagrees with the ruling of the arbitrator and believes that it properly terminated the purchase agreement under the terms of the agreement.  AMRI is currently exploring all options to resolve this matter, including a potential settlement.

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

The reserve balance at September 30, 2010 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate for future periods.

The Company classifies interest expense and penalties related to unrecognized tax benefits as a component of income tax expense.  As of September 30, 2010, the Company has not accrued any penalties related to its uncertain tax position as it believes that it is more likely than not that there will not be any assessment of penalties.  The total amount of accrued interest resulting from such unrecognized tax benefits was $1 at September 30, 2010, none of which was recognized in 2010.

The Company files Federal income tax returns, as well as multiple state and foreign jurisdiction tax returns. The Company’s Federal income tax returns have been examined by the Internal Revenue Service through the year ended December 31, 2007.  All significant state and foreign matters have been concluded for years through 2007. State tax examinations that commenced during 2009 are in process.  Management of the Company believes that the reserves associated with these tax positions are adequate to support any future tax examinations.

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

The following table presents the fair value of marketable securities by type and their determined level based on the three-tiered fair value hierarchy as of September 30, 2010:

	Fair Value Measurements as of September 30, 2010
Marketable Securities	Total	Level 1	Level 2	Level 3
Obligations of states and political subdivisions	$16,916	$—	$16,916	$—
U.S. Government and agency obligations	404	—	404	—
Auction rate securities	2,100	—	2,100	—
Total	$19,420	$—	$19,420	$—

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

Long-term debt: The carrying value of long-term debt was approximately equal to fair value at September 30, 2010 and December 31, 2009 due to the resetting dates of the variable interest rates.

Nonrecurring Measurements:

Long-lived assets held and used with a carrying amount of $4,518 were written down to their fair values of $2,212, resulting in an impairment charge of $2,306.   Additionally, long-lived assets with a carrying amount of $2,542 were impaired as a result of the restructuring and written down to $0.  These charges were included in the Company’s financial results for the quarter ended June 30, 2010.  The fair market values of these long-lived assets were determined using significant unobservable inputs (level 3) consisting of cash flow analysis over the expected period of use of the asset group.  Key inputs related to the estimated cash inflows utilized were the expected number of customer projects performed and revenue earned per project.  Key inputs related to estimated cash outflows utilized costs required to support the estimated volume of customer projects, including scientific personnel costs, materials, facility costs, and selling and administrative support costs.

Note 14 – Recently Issued Accounting Pronouncements

In April 2010, the FASB issued ASU 2010-17, “Milestone Method”, which provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events.  The scope of this ASU is limited to transactions involving research or development and the milestone payment is to be recognized in its entirety in the period the milestone is achieved.  ASU 2010-17 will be effective prospectively for milestones achieved in fiscal years beginning on or after June 15, 2010.  The FASB permits early adoption of ASU 2010-17, applied retrospectively, to the beginning of the year of adoption.  The Company is currently evaluating the impact on its financial statements.

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

Strategy and Overview

We provide contract services to many of the world’s leading pharmaceutical and biotechnology companies. We derive our contract revenue from research and development expenditures and commercial manufacturing demands of the pharmaceutical and biotechnology industry.  We continue to execute our long-term strategy to develop and grow an integrated global platform from which we can provide these services.  We have research and/or manufacturing facilities in the United States, Hungary, Singapore, India and the United Kingdom.  In 2008, we purchased an additional large-scale manufacturing site in India and completed a 10,000 square foot expansion of our Singapore Research Center.  In 2009, we completed the expansion of our Bothell, Washington and Budapest, Hungary facilities.  In February 2010, we acquired Excelsyn Ltd. (“AMRI UK”), which we believe is a well recognized leader in providing chemical development and manufacturing services to the pharmaceutical industry in Europe.  In June 2010, we acquired Hyaluron, Inc. (“AMRI Burlington”), a formulation company whose capabilities include cGMP manufacturing and sterile filling of parenteral drugs.  AMRI Burlington provides high value-added contract manufacturing services in sterile syringe and vial filling using specialized technologies.  AMRI Burlington provides these services for both small molecule drug products and biologicals, from clinical phase to commercial scale.

We continue to integrate our research and manufacturing facilities worldwide, increasing our access to key global markets and enabling us to provide our customers with a flexible combination of high quality services and competitive cost structures to meet their individual outsourcing needs.  We seek comprehensive research and/or supply agreements with our customers, incorporating several of our service offerings and spanning across the entire pharmaceutical research and development process.  Our research facilities provide discovery, chemical development, analytical, and small-scale current Good Manufacturing Practices (“cGMP”) manufacturing services.  Compounds discovered and/or developed in our research facilities can then be more easily transitioned to production at our large-scale manufacturing facilities for use in clinical trials and, ultimately, commercial sales if the product meets regulatory approval.  Additionally, the acquisition of AMRI Burlington provides our Company with immediate entry into a new and strategically important product offering.  We can now offer customers a fully integrated manufacturing process for sterile injectable drugs including the development and manufacture of the active pharmaceutical ingredient (“API”), the design of the criteria to formulate the API into an injectable drug product, and the manufacture of the final drug product.

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

Our total revenue for the quarter ended September 30, 2010 was $50.6 million, as compared to $47.7 million for the quarter ended September 30, 2009.

Contract services revenue for the third quarter of 2010 was $42.9 million, compared to $39.7 million for the same quarter in 2009.  Recurring royalty revenues, which are based on the worldwide sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere, as well as on sales of sanofi-aventis’ authorized generics and estimates of sales of Teva’s authorized generics, were slightly lower in the third quarter of 2010 than in the same period of 2009.  Consolidated gross margin was 1.8% for the quarter ended September 30, 2010 as compared to 14.7% for the quarter ended September 30, 2009.

During the nine months ended September 30, 2010, cash used in operations was $5.3 million.  The decrease in cash flow from operations of $34.5 million when compared to the nine months ended September 30, 2009 resulted primarily from the receipt of the $10.0 million sub-licensing fee from sanofi-aventis in conjunction with the amended licensing agreement in the first quarter of 2009, which resulted in an increase in deferred revenue, along with an increase in accounts receivable and inventory in 2010, as well as lower net income in 2010.  We spent $18.3 million on the acquisition of AMRI UK, $27.1 million on the acquisition of AMRI Burlington, net of cash acquired and $8.3 million in capital expenditures, primarily related to modernization of our lab and production equipment and expansion at some of our international locations.  As of September 30, 2010, we had $42.2 million in cash, cash equivalents and investments and $13.2 million in bank and other related debt.

Results of Operations – Three and Nine Months ended September 30, 2010 Compared to Three and Nine Months Ended September 30, 2009

Revenues

Total contract revenue

Contract revenue consists primarily of fees earned under contracts with our third party customers.  Our contract revenues for each of our Discovery/Development/Small Scale Manufacturing (“DDS”) and Large-Scale Manufacturing (“LSM”) segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009

DDS	$20,972	$21,523	$61,692	$63,662
LSM	21,901	18,214	60,805	58,101
Total	$42,873	$39,737	$122,497	$121,763

DDS contract revenues for the quarter ended September 30, 2010, decreased $0.6 million to $21.0 million from the same period in 2009.  This decrease is due primarily to a decrease in contract revenue from development and small-scale manufacturing services caused by lower demand from specialty pharma/biotech customers for our U.S. services.  DDS contract revenues for the nine months ended September 30, 2010 decreased $2.0 million to $61.7 million from the same period in 2009.  This decrease is primarily due to a decrease in contract revenue from development and small-scale manufacturing services of $2.7 million as discussed above, offset in part by higher demand for these services at our international locations along with an increased demand for our invitro biology services.

We currently expect DDS contract revenue for the fourth quarter of 2010 to approximate amounts recognized in the third quarter of 2010.

LSM revenue for the quarter ended September 30, 2010 increased $3.7 million from the same period in 2009 primarily due to  incremental revenues from the AMRI UK and AMRI Burlington acquisitions taking place in the first half of 2010.  LSM contract revenues for the nine months ended September 30, 2010 increased $2.7 million to $60.8 million from the same period in 2009.  This increase is primarily a result of incremental revenues from the acquisitions, along with an increase in the sales of commercial products of $1.3 million, primarily due to an increase in commercial sales to GE Healthcare (“GE”), LSM’s largest customer, as they return toward historical levels after reducing their purchases from us in 2009 in an effort to reduce their inventory levels.   These increases are offset, in part, by a decrease of $5.7 million which was driven by the reduced demand for the production of clinical supply material.

We expect LSM contract revenue for the fourth quarter of 2010 to decrease slightly from amounts recognized during the third quarter of 2010.

Recurring royalty revenue

We earn royalties under our licensing agreement with sanofi-aventis S.A. for the active ingredient in Allegra.  Royalties were as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2010	2009	2010	2009
(in thousands)

$7,744	$7,929	$26,926	$27,239

Recurring royalties, which are based on the worldwide sales of Allegra®/Telfast, as well as on sales of sanofi-aventis’ authorized generics, decreased $0.2 million for the quarter ended September 30, 2010.  Recurring royalties decreased $0.3 million for the nine months ended September 30, 2010 from the same period in 2009 primarily due to decrease in sales of Allegra® in Japan during the first quarter of 2010.

The recurring royalties we receive on the sales of Allegra®/Telfast have historically provided a material portion of our revenues, earnings and operating cash flows.  Teva Pharmaceuticals launched a generic version of Allegra D-12® in November 2009.  As part of our amended licensing agreement with sanofi-aventis, we received quarterly royalties through July 2010 for the branded Allegra D-12® equal to the royalties paid for the quarter ended June 30, 2009.  Thereafter, the royalty rate has reverted to the rate in effect prior to the signing of the sub-license amendment and we also receive a royalty on Teva Pharmaceuticals’ sales of generic Allegra D-12®.

Sanofi-aventis announced their filing for the Allegra® Rx-to-OTC switch was submitted in the U.S. and is expected to be available in the first quarter of 2011.  This could negatively impact our future royalty revenue streams.

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

Milestone revenue

Milestone revenue is earned for achieving certain milestones included in licensing and research agreements with certain customers.  Milestone revenues were as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2010	2009	2010	2009
(in thousands)

$—	$—	$—	$4,000

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

Costs and Expenses

Cost of contract revenue

Cost of contract revenue consists primarily of compensation and associated fringe benefits for employees, as well as chemicals, depreciation and other indirect project related costs. Cost of contract revenue for our DDS and LSM segments were as follows:

Segment	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009

DDS	$18,461	$18,787	$53,930	$54,183
LSM	23,622	15,098	57,430	53,041
Total	$42,083	$33,885	$111,360	$107,224

DDS Gross Margin	12.0%	12.7%	12.6%	14.9%
LSM Gross Margin	(7.9)%	17.1%	5.6%	8.7%
Total Gross Margin	1.8%	14.7%	9.1%	11.9%

DDS had a contract revenue gross margin of 12.0% and 12.6% for the three and nine months ended September 30, 2010, respectively, as compared to contract revenue gross margin of 12.7% and 14.9% for the three and nine months ended September 30, 2009, respectively.  These decreases in gross margin resulted from lower U.S. demand for these services in relation to our fixed costs.

We currently expect DDS contract margins for the fourth quarter of 2010 to approximate amounts recognized in the third quarter of 2010.

LSM’s contract revenue gross margin for the three and nine months ended September 30, 2010 was (7.9)% and 5.6%, respectively, as compared to contract revenue gross margin for the three and nine months ended September 30, 2009 of 17.1% and 8.7%, respectively.  The decrease in margins for the third quarter of 2010 was due to product mix at our Rensselaer facility.  Margins were further negatively impacted in the third quarter of 2010 by lower revenues at our Burlington facility in relation to its fixed cost base due to the pending resolution of its FDA warning letter.  The decrease in margins for the nine months ended September 30, 2010 from the same period of 2009 was primarily due to AMRI Burlington’s lower revenues in relation to fixed costs, as discussed above, along with unutilized capacity in our AMRI UK facility.

We expect gross margins in the LSM segment for the fourth quarter of 2010 to decrease slightly from percentages recognized in the third quarter of 2010.

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

Three Months Ended September 30,		Nine Months Ended September 30,
2010	2009	2010	2009
(in thousands)

$775	$790	$2,693	$2,815

The decrease in technology incentive award expense for the three and nine months ended September 30, 2010 from the same period in 2009 is primarily due to Allegra royalty revenue.  Additionally, the decrease for the nine months ended September 30, 2010 was partially due to an award in the second quarter of 2009 in connection with milestone revenue recognized.  We expect technology incentive award expense to generally fluctuate directionally and proportionately with fluctuations in Allegra royalties in future periods.

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

Three Months Ended September 30,		Nine Months Ended September 30,
2010	2009	2010	2009
(in thousands)

$2,873	$4,075	$8,449	$12,061

R&D expense decreased $1.2 million for the three months ended September 30, 2010 and $3.6 million for the nine months ended September 30, 2010 from the same periods in 2009.  This decrease is primarily due to lower compensation costs in 2010 caused by a reduction of research and development scientific resources and lower material costs, as we manage our costs by focusing on moving only our most advanced programs forward.  Additionally, in 2009 we recognized an increase in process R&D related to both improving the manufacturing process for our generic API products as well as the manufacturing process for our oncology compound, which was in Phase I clinical trials.

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

Restructuring and Impairment Charges

AMRI U.S.

In May 2010, we initiated a restructuring of our AMRI U.S. locations.  As part of our strategy to increase global competitiveness and continue to be diligent in managing costs, we implemented significant cost reduction activities at our operations in the U.S.  These cost reduction activities included a reduction in the U.S. workforce, as well as the suspension of operations at one of our research laboratory facilities in Rensselaer, New York.  Employees and equipment from this facility will be consolidated into our other nearby locations.

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

Additionally, we recorded a restructuring charge, including associated asset impairment charges caused as a consequence of restructuring, of $5.8 million in the second quarter of 2010.  This charge includes lease termination charges of $2.2 million, termination benefits and personnel realignment costs of $0.8 million and facility and other costs of $0.3 million.  In addition, asset impairment charges as a consequence of restructuring of $2.5 million were recorded.

The restructuring costs are included under the caption “Restructuring and impairment charges” in the consolidated statement of operations for the three and nine months ended September 30, 2010 and the restructuring liabilities are included in “Accounts payable and accrued expenses” and “Accrued long-term restructuring” on the consolidated balance sheet at September 30, 2010.

The following table displays AMRI U.S.’ restructuring activity and liability balances within our Discovery/Development/ Small Scale Manufacturing (“DDS”) operating segment:

	Balance at January 1, 2010	Charges	Paid Amounts	Balance at September 30, 2010
	(in thousands)
Termination benefits and personnel realignment	$—	$855	$(749)	$106
Lease termination charges	—	2,182	(163)	2,019
Facility and other costs	—	250	(166)	84
Total	$—	$3,287	$(1,078)	$2,209

Termination benefits and personnel realignment costs relate to severance packages, outplacement services, and career counseling for employees affected by this restructuring.   Lease termination charges relate to costs associated with exiting the current facility.  Facility and other costs are charges associated with consolidating into other nearby Company locations.

Anticipated cash outflows related to the AMRI U.S. restructuring for the remainder of 2010 is approximately $0.3 million, which primarily consists of lease termination charges and termination benefits.

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

The restructuring costs are included under the caption “Restructuring charge” in the consolidated statement of operations for the year ended December 31, 2009 and the restructuring liabilities are included in “Accounts payable and accrued expenses” on the consolidated balance sheet at September 30, 2010 and December 31, 2009.

The AMRI India restructuring activity was recorded in the Large Scale Manufacturing (“LSM”) operating segment.  The following table displays AMRI India’s restructuring activity and liability balances within our LSM operating segment:

	Balance at January 1, 2010	Paid Amounts	Foreign Currency Translation Adjustments	Balance at September 30, 2010
	(in thousands)
Lease termination charges	$215	$(165)	$4	$54
Administrative costs associated with restructuring	11	(7)	—	4
Total	$226	$(172)	$4	$58

Lease termination charges and leasehold improvement abandonment charges relate to costs associated with exiting the current facility.

The net cash outflow related to the AMRI India restructuring for the nine months ended September 30, 2010 was $0.2 million.  Anticipated cash outflows related to the AMRI India restructuring for the remainder of 2010 is approximately $0.1 million, which primarily consists of lease termination charges.

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

The restructuring costs are included under the caption “Restructuring and impairment charges” in the consolidated statement of operations for the nine months ended September 30, 2010 and the year ended December 31, 2009 and the restructuring liabilities are included in “Accounts payable and accrued expenses” on the consolidated balance sheet at September 30, 2010 and December 31, 2009.

The following table displays AMRI Hungary’s restructuring activity and liability balances within our DDS operating segment:

	Balance at January 1, 2010	Charges/ (reversals)	Paid Amounts	Foreign Currency Translation Adjustments	Balance at September 30, 2010
	(in thousands)
Termination benefits and personnel realignment	$55	112	$(24)	$(7)	$136
Losses on grant contracts	246	—	(135)	(17)	94
Lease termination charges	275	(262)	—	(13)	—
Administrative costs associated with restructuring	12	17	(1)	—	28
Total	$588	$(133)	$(160)	$(37)	$258

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

Anticipated cash outflows related to the Hungary restructuring for the remainder of 2010 is approximately $0.1 million, which primarily consists of the termination benefits and incurring losses on grant contracts.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist of compensation and related fringe benefits for marketing, operational and administrative employees, professional service fees, marketing costs and costs related to facilities and information services.  SG&A expenses were as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2010	2009	2010	2009
(in thousands)

$10,517	$9,042	$30,399	$28,063

SG&A expenses increased $1.5 million for the three months ended September 30, 2010 as compared to the same period in 2009.  This increase is primarily due to incremental SG&A costs from the purchase of AMRI UK and AMRI Burlington during the first half of 2010.  SG&A expenses increased $2.3 million for the nine months ended September 30, 2010 as compared to the same period in 2009.  This increase is due primarily to transaction costs associated with the AMRI UK and AMRI Burlington acquisitions of $1.6 million in the first half of 2010, as well as incremental SG&A costs from these new operations.  These increases were partially offset by cost savings from reorganization of our U.S. locations in May 2010 and our large-scale India operations in December 2009.

SG&A expenses for the full year 2010 are expected to slightly increase with amounts recognized in 2009 primarily due to the addition of incremental AMRI Burlington and AMRI UK SG&A expenses, along with the one time transaction costs associated with the acquisitions.  These increases will be partially offset by cost savings associated with the restructurings.

Arbitration reserve

On August 19, 2009, AMRI Rensselaer notified Borregaard that it was cancelling the Purchase Agreement between the parties dated January 1, 2009 pursuant to a hardship clause of the agreement.  AMRI Rensselaer took the position that the cancellation was a valid and effective termination of the agreement under its terms while Borregaard contended that the cancellation constituted repudiation of the contract for which Borregaard could recover damages.  Borregaard commenced arbitration in September 2009 with International Centre for Dispute Resolution ("ICDR") seeking damages for AMRI Rensselaer’s alleged wrongful repudiation of the agreement in the total amount of $9.3 million, consisting of $8.7 million as lost profit and $0.6 million as labor cost.

On October 13, 2010 the ICDR issued an arbitration award in favor of Borregaard Industries against AMRI Rensselaer.  The arbitrator awarded Borregaard damages of $8.7 million plus interest at the rate of 9% starting from August 19, 2009.   AMRI accrued $9.6 million for the award and related interest expense in the quarter ended September 30, 2010.

AMRI disagrees with the ruling of the arbitrator and believes that it properly terminated the purchase agreement under the terms of the agreement.  AMRI is currently exploring all options to resolve this matter, including a potential settlement.

Interest income, net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009

Interest expense	$(48)	$(63)	$(122)	$(219)
Interest income	101	156	284	523
Interest income, net	$53	$93	$162	$304

Net interest income decreased for the three and nine months ended September 30, 2010 from the same period in 2009 due to a decrease in balances of interest bearing assets and overall decreased interest rates on our interest bearing liabilities.

Other income (loss), net

Three Months Ended September 30,		Nine Months Ended September 30,
2010	2009	2010	2009
(in thousands)

$(650)	$98	$(612)	$(91)

Other loss for the three and nine months ended September 30, 2010 increased from the same periods in 2009 primarily due to changes in rates associated with foreign currency transactions.

Income tax (benefit) expense

Three Months Ended September 30,		Nine Months Ended September 30,
2010	2009	2010	2009
(in thousands)

$(5,972)	$(280)	$(7,805)	$601

The fluctuations in income tax (benefit) expense for the three and nine months ended September 30, 2010, when compared to the same periods in 2009 are due primarily to the decrease in pre-tax income, along with changes in the composition of taxable income in relation to the applicable tax rates at our various international locations in 2010.  The effective tax rate was lower in 2009 due to the release of previously established reserves for uncertain tax positions, along with tax credits that expired at the end of the 2009 tax year.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities. During the first nine months of 2010, we used cash of $5.3 million in operating activities.

During the first nine months of 2010, we used $43.9 million in investing activities, resulting primarily from the use of $18.5 million for the acquisition of AMRI UK in February 2010 and $27.1 million for the acquisition of AMRI Burlington, net of cash acquired in June 2010, along with $8.3 million for the acquisition of property and equipment.  These uses of cash were offset, in part, by the proceeds from sales of securities of $10.4 million.

Working capital was $85.6 million at September 30, 2010 as compared to $149.7 million as of December 31, 2009.  This decrease is primarily the result of the use of cash and cash equivalents on our acquisition of AMRI UK and AMRI Burlington, the purchases of property and equipment and the repurchase of treasury stock.  There have been no significant changes in future maturities on our long-term debt since December 31, 2009.

We currently have a revolving line of credit in the amount of $45.0 million which has a maturity date in June 2013.  The line of credit bears interest at a variable rate based on our Company’s leverage ratio. As of September 30, 2010, the balance outstanding on the line of credit was $9.7 million, bearing interest at a rate of 1.44%.  The credit facility contains certain financial covenants, including a maximum leverage ratio, a minimum required operating cash flow coverage ratio, a minimum earnings before interest, taxes, depreciation and amortization and a minimum current ratio, as amended by Exhibit 10.3 to this document.  Other covenants include limits on asset disposals and the payment of dividends.  As of September 30, 2010 and 2009, we were in compliance with our covenants under the credit facility.

The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  There have been no material changes to our contractual obligations since December 31, 2009, although the ultimate resolution of the Borregaard matter could impact the contractual obligations previously disclosed.  As of September 30, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

We continue to pursue the expansion of our operations through internal growth and strategic acquisitions.  In February 2010, we acquired Excelsyn Ltd. a chemical development and large scale manufacturing services company in North Wales, UK.  Under the terms of the agreement, AMRI has purchased all of the outstanding shares of AMRI UK for $18.5 million in cash.  Additionally, in June 2010, we acquired Hyaluron Inc., a formulation company located in Burlington, Massachusetts.  Under the terms of the agreement, AMRI has purchased all of the outstanding shares of AMRI Burlington for $27.9 million in cash.  Both 2010 acquisitions were funded from existing cash and cash equivalents.  We expect that additional expansion activities will be funded from existing cash and cash equivalents, cash flow from operations and/or the issuance of debt or equity securities and borrowings.  Future acquisitions, if any, could be funded with cash on hand, cash from operations, borrowings under our credit facility and/or the issuance of equity or debt securities.  There can be no assurance that attractive acquisition opportunities will be available to us or will be available at prices and upon such other terms that are attractive to us.  We regularly evaluate potential acquisitions of other businesses, products and product lines and may hold discussions regarding such potential acquisitions.  As a general rule, we will publicly announce such acquisitions only after a definitive agreement has been signed.  In addition, in order to meet our long-term liquidity needs or consummate future acquisitions, we may incur additional indebtedness or issue additional equity or debt securities, subject to market and other conditions.  There can be no assurance that such additional financing will be available on terms acceptable to us or at all.  The failure to raise the funds necessary to finance our future cash requirements or consummate future acquisitions could adversely affect our ability to pursue our strategy and could negatively affect our operations in future periods.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In September 2010, Aurolife Pharma LLC and Aurobindo Pharma Ltd. filed ANDA’s with the FDA to produce and market generic versions of Allegra products.  In response to this, Aventis Pharmaceuticals filed suit against Aurolife Pharma LLC and Aurobindo Pharma Ltd. in November 2010.  In relation to the release of generic Allegra products, trial on the infringement claims relating to Dr. Reddy’s D-24 product is currently scheduled for January 31, 2011.

On August 19, 2009, AMRI Rensselaer notified Borregaard Industries Limited, Borregaard Synthesis (“Borregaard”) that it was cancelling the Purchase Agreement between the parties dated January 1, 2009 pursuant to a hardship clause of the agreement.  AMRI Rensselaer took the position that the cancellation was a valid and effective termination of the agreement under its terms while Borregaard contended that the cancellation constituted repudiation of the contract for which Borregaard could recover damages.  Borregaard commenced arbitration in September 2009 with International Centre for Dispute Resolution ("ICDR") seeking damages for AMRI Rensselaer’s alleged wrongful repudiation of the agreement in the total amount of $9.3 million.

On October 13, 2010 the ICDR issued an arbitration award in favor of Borregaard against AMRI Rensselaer.  The arbitrator awarded Borregaard damages of $8.7 million plus interest at the rate of 9% starting from August 19, 2009.   AMRI accrued $9.6 million for the award and related interest expense in the quarter ended September 30, 2010.

AMRI disagrees with the ruling of the arbitrator and believes that it properly terminated the purchase agreement under the terms of the agreement.  AMRI is currently exploring all options to resolve this matter, including a potential settlement.

Please refer to Part 1 – Note 11 for further details and history on these litigations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  The following risk factors have been revised or updated since the filing of our annual report on Form 10-K for the year ended December 31, 2009:

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

On August 18, 2010, we received a warning letter from the U.S. Food and Drug Administration (“FDA”) following the agency's inspection of our manufacturing facility in Burlington, MA in March 2010, which identified three significant violations of Current Good Manufacturing Practice (“cGMP”) regulations for Finished Pharmaceuticals.  According to the warning letter, these violations caused our drug product(s) to be adulterated in that the methods used in, or the facilities or controls used for, their manufacture, processing, packing or holding do not conform to, or are not operated or administered in conformity with cGMP.  A copy of the warning letter is available on the FDA website at www.fda.gov.  We acquired the facility on June 14, 2010. The warning letter does not restrict production or shipment of products from the facility.

We are working with the FDA to resolve the issues identified in the warning letter.  There can be no assurance that the FDA will be satisfied with our response. Failure to promptly correct these violations as required by the FDA may results in legal action without further notice including, without limitation, seizure and injunction.  Other federal agencies may take the FDA warning letter into account when considering the award of contracts.  Additionally, the FDA may withhold approval of requests for export certificates, or approval of pending drug applications listing our Burlington facility, until the above violations are corrected.  Any such actions could significantly disrupt our business and operations and have a material adverse impact on our financial position and operating results.

If we fail to meet our credit facility’s financial covenants, our business and financial conditions could be adversely affected.

We currently have a revolving line of credit in the amount of $45 million which has a maturity date of June 2013.  The credit facility contains certain financial covenants, including but not limited to, a maximum leverage ratio, a minimum required operating cash flow coverage ratio, a minimum earnings before interest, taxes, depreciation and amortization and a minimum current ratio.  As of September 30, 2010 our balance outstanding on the line of credit was $9.7 million and $2.6 million outstanding in letters of credit.  As of September 30, 2010 we were in compliance with the current financial covenant requirements.

There is no assurance that we will continue to be in compliance with all of the covenants.  If at any point, we fail to meet our credit facility’s financial covenants, the credit facility can demand immediate repayment of our outstanding balance and deny future borrowings under the remaining line of credit.  This could have a negative impact on our liquidity, thereby reducing the availability of cash flow for other purposes.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 21, 2010, the Company’s Board of Directors approved a stock repurchase program, which authorized the Company to purchase up to $10 million of the issued and outstanding shares of the Company’s Common Stock in the open market or in private transactions.  Shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to price ranges set by management and regulatory conditions.  The following table represents share repurchases during the three months ended September 30, 2010:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2010 – July 31, 2010	667,225	$6.07	667,225	$5,789,289
August 1, 2010 – August 31, 2010	528,742	6.53	528,742	2,338,797
September 1, 2010 – September 30, 2010	360,012	6.50	360,012	6
Total	1,555,979	$6.32	1,555,979

(1)	No shares were purchased in the third quarter of 2010 other than through our publicly announced stock buyback program described above.

Item 6.  Exhibits

Exhibit
Number	Description

10.1
Research/Manufacturing Agreement between Schering Corporation and Albany Molecular Research, Inc. dated January 13, 2006 (filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof).

10.2
Seventh Amendment dated July 14, 2010 to the Research/Manufacturing Agreement between Schering Corporation and Albany Molecular Research, Inc. dated January 13, 2006 (filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof).

10.3
Sixth Amendment to Credit Agreement, dated as of November 5, 2010, by and among Albany Molecular Research, Inc., Bank of America, N.A., JP Morgan Chase Bank, N.A. and RBS Citizens, National Association

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

ALBANY MOLECULAR RESEARCH, INC.

Date: November 9, 2010	By:	/s/ Mark T. Frost
Mark T. Frost
Senior Vice President, Administration, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)