Form 10-Q/A
period 2010-09-30
ALBANY MOLECULAR RESEARCH INC
filed 2011-02-17
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

ALBANY MOLECULAR RESEARCH, INC.

INDEX

SIGNATURES
EXHIBIT INDEX
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 31.1
EXHIBIT 31.2

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q (this “Amendment”), is being filed by Albany Molecular Research, Inc. (the “Company”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2010 (the “Original Filing”), as an exhibit-only filing in response to comments received from the SEC regarding the Company’s request for confidential treatment of certain portions of Exhibits 10.1 and 10.2 which were included in the Original Filing.  By this Amendment, the Company is re-filing Exhibits 10.1 and 10.2 to disclose portions of information previously redacted pursuant to the Company’s request for confidential treatment.  Exhibits 10.1 and 10.2 to this Amendment supersede in their entirety Exhibits 10.1 and 10.2 that were previously filed with the Original Filing.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.  Except as described above, this Amendment does not reflect events occurring after the filing of the Original Filing and no revisions are being made pursuant to this Amendment to the Company’s financial statements or any other disclosure contained in the Original Filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALBANY MOLECULAR RESEARCH, INC.

Date: February 17, 2011	By:	/s/ Mark T. Frost
Mark T. Frost
Senior Vice President, Administration, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

10.1
Research/Manufacturing Agreement between Schering Corporation and Albany Molecular Research, Inc. dated January 13, 2006 (filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof)

10.2
Seventh Amendment dated July 14, 2010 to the Research/Manufacturing Agreement between Schering Corporation and Albany Molecular Research, Inc. dated January 13, 2006 (filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002