Form 10-K
period 2010-12-31
ALBANY MOLECULAR RESEARCH INC
filed 2011-03-16
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

(518) 512-2000
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes    ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in  12b-2 of the Exchange Act

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on June 30, 2010 was approximately $124 million based upon the closing price per share of the Registrant’s Common Stock as reported on the Nasdaq Global Market on June 30, 2010. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 28, 2011, there were 30,330,478 outstanding shares of the Registrant’s Common Stock, excluding treasury shares of 5,411,372.

DOCUMENTS INCORPORATED BY REFERENCE

The information required pursuant to Part III of this report is incorporated by reference from the Company’s definitive proxy statement, relating to the annual meeting of stockholders to be held on or around June 1, 2011, pursuant to Regulation 14A to be filed with the Securities and Exchange Commission.

ALBANY MOLECULAR RESEARCH, INC.
INDEX TO
ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

References throughout this Form 10-K to the “Company”, “we,” “us,” and “our” refer to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole. This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “intend,” “expect,” “anticipate,” “believe,” and “continue” or similar words, and include, but are not limited to, statements concerning pension and postretirement benefit costs, the Company’s relationship with its largest customers, the Company’s collaboration with Bristol-Myers Squibb (“BMS”), future acquisitions, earnings, contract revenues, costs and margins, royalty revenues, patent protection and the ongoing Allegra® patent infringement litigation, Allegra® royalty revenue, government regulation, retention and recruitment of employees, customer spending and business trends, foreign operations, including increasing options and solutions for customers, business growth and the expansion of the Company’s global market, clinical supply manufacturing, management’s strategic plans, drug discovery, product commercialization, license arrangements, research and development projects and expenses, revenue and expense expectations for future periods, goodwill and long-lived asset impairment, competition and tax rates. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers should review carefully the risks and uncertainties identified below under the caption “Risk Factors and Certain Factors Affecting Forward-Looking Statements” and elsewhere in this 10-K. All forward-looking statements are made as of the date of this report and we do not undertake any obligation to update our forward-looking statements, except as required by applicable law.

PART I

ITEM 1. BUSINESS.

Overview

Albany Molecular Research, Inc. (the “Company,” “AMRI”, “we,” “us,” and “our”), a Delaware corporation incorporated on June 20, 1991, provides scientific services, technologies and products focused on improving the quality of life. The Company’s core business consists of a fee-for-service contract services platform encompassing drug discovery, development and manufacturing services, and a separate, strategic technology group consisting of proprietary technology investments, internal drug discovery and niche generic active pharmaceutical ingredient product development. With locations in the U.S., Europe, and Asia, the Company provides customers with a wide range of services, technologies and cost models.

Business Strategy

AMRI is uniquely positioned in the marketplace to provide a competitive advantage to a diverse group of customers.  Our reputation of providing the highest quality service and a variety of pricing options provides companies with the security of sourcing discovery, development, small and large scale manufacturing projects throughout our global network of research and manufacturing facilities.  What has been a historically fragmented market of competitors is currently undergoing consolidation, which provides us an opportunity to use our resources and our expanded global footprint to become a premier player in a much larger marketplace.  Our strategy to accomplish this includes the following:

▪
Globalizing our contract services platform - We provide contract services to many of the world’s leading pharmaceutical and biotechnology companies. We derive our contract revenue from research and development expenditures and commercial manufacturing demands of the pharmaceutical and biotechnology industry. We continue to execute our long-term strategy to develop and grow a fully integrated global platform from which we can provide these services.  Over the past several years, through a combination of acquisitions and greenfield startups, we have expanded our global footprint to include large-scale manufacturing facilities in India, as well as research facilities in Hungary, Singapore and India.  Additionally, in February 2010, we acquired a development and large scale manufacturing facility in the UK and in June 2010 we acquired a sterile fill and finish business in the U.S.  We believe that our worldwide presence provides us with increased access to key end user markets, and enables us to provide our customers with a flexible combination of high quality services and competitive cost structures to meet their individual outsourcing needs.

▪
Broaden service offerings – In an effort to capture additional market penetration and increase the comprehensive nature of the services that we are able to provide to our customers, we seek to broaden the scope of our service offerings through a combination of organic growth and strategic acquisitions.  We introduced formulation development and manufacturing to our service offerings in 2009 and we are also expanding our biology capabilities in response to customer demand for integrated discovery solutions involving biology, chemistry and related disciplines.  In June 2010, we expanded our formulation business to include sterile fill and finish capabilities through the acquisition of Hyaluron, Inc (“AMRI Burlington”).   As the industry rebounds, market trends indicate that there will be an increase in outsourcing of research and development by larger pharmaceutical companies and a return to growth by biotech and specialty pharmaceuticals.  We continue to pursue making large pharmaceutical companies a larger part of our customer portfolio.  We believe our ability to offer a hybrid services model, which allows customers to use a combination of our U.S. and international locations, will result in an increase in demand as these companies return to outsourcing research and development (“R&D”) in order to replace fixed costs with variable costs.

▪
Leveraging integrated contract services - Our research facilities provide discovery, chemical development, analytical, and small-scale current Good Manufacturing Practices (“cGMP”) manufacturing services.  We seek comprehensive research and/or supply agreements with our customers, incorporating several of our service offerings and/or spanning across the entire pharmaceutical research and development process. Within our discovery services business, we offer integrated programs providing a combination of chemistry and biology services in order to fully integrate customer needs into one provider.

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

We also continue to utilize our proprietary technologies to further advance other early to middle stage internal research programs in the fields of irritable bowel disease, obesity and central nervous system (“CNS”) diseases, with a view to seeking a licensing partner for these programs at an appropriate research or developmental stage.

In addition, research and development is performed for our large-scale manufacturing business related to the potential manufacture of new products, the development of processes for the manufacture of generic products with niche commercial potential, and the development of alternative manufacturing processes.

▪
Return to expanding margins – Our global platform has increased our market penetration and was developed to help us to maintain and grow margins.  Although the current economy has led to a decrease in margins from prior years, we were able to mitigate an even larger reduction by proactively managing our expenses through a variety of savings measures.  The cost bases of our manufacturing and research facilities are largely fixed in nature, however, we continue to seek savings opportunities to minimize this base of fixed costs, including process efficiencies and improved sourcing.  We also seek to drive incremental revenue from our facilities through improved execution at our facilities, lower cost markets and investments in our sales and marketing team.

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

In order to take advantage of these opportunities and to respond to these pressures, many pharmaceutical and biotechnology companies have augmented their internal research and development capacity through outsourcing.  However, commencing in the fourth quarter of 2008 and continuing through 2010, many biotechnology companies have cut some of their internal R&D projects due to the current economic volatility.  In response to this volatility, many companies have experienced decreases in cash due to tightening of credit policies by banks and other sources of capital.  Furthermore, entities with additional sources of funding have chosen to become more selective in continuing programs in order to preserve cash.

As the industry emerges from this economic downturn, we believe that market pressures will exert an increasing trend toward outsourcing, primarily by large pharmaceutical companies as they seek to reduce their internal R&D resources in favor of a variable cost model that offers lower cost, high quality alternatives to meet their drug discovery and development needs.  In addition, we have recently observed an increased involvement by government research entities and non-profit organizations in undertaking  drug discovery and development efforts.  We believe that due to the lack of internal resources within these groups, outsourcing will be a key strategy in achieving their drug discovery and development objectives.

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

The drug discovery and development process includes the following steps:

Drug Discovery

▪
Lead Discovery.  The first major hurdle in drug discovery is the identification of one or more lead compounds that interact with a biological target, such as an enzyme, receptor or other protein that may be associated with a disease. A biological test, or assay, based on the target is developed and used to test or “screen” chemical compounds.  The objective of lead discovery is to identify a lead compound or screening ‘hit’. Validation of a screening hit is performed under the scrutiny of the discovery biologists and medicinal chemists in order to identify the ‘hits’ with the best chance to obtain a drug-like chemical series or lead compound. Early in vitro profiling for metabolic stability, potential unwanted drug-drug interactions and indications of toxic liability are also conducted. The objective of lead discovery is to identify a lead compound that has many of the properties needed in the eventual drug and a good prognosis for further optimization in order to produce a robust clinical development candidate.

▪
Lead Optimization.  Lead optimization typically involves improving the potency, selectivity, absorption/metabolism and pharmacokinetics of the lead compound, while maintaining, or generating, patentable intellectual property. Optimized lead compounds must demonstrate a scientifically proven benefit in controlled and well-defined biological tests and must exhibit this benefit at doses much lower than those at which side effects would occur. During the lead optimization and preclinical testing phases, scientists continue the synthesis of additional analogs of the lead compound using medicinal chemistry.  The compounds are tested in similar biochemical assays as those used during lead discovery but additional profiling of mechanism of action and more sophisticated analysis of metabolic and safety parameters are also introduced.  Often a second compound, referred to as a backup compound or second generation analog, is synthesized and enters the drug development cycle. In addition, continued synthesis and testing is desirable in order to prepare compounds of significant diversity to broaden potential patent coverage.   As a result, the advancement of a lead compound into preclinical testing is often a catalyst which increases, rather than decreases, the need for additional drug discovery services. During lead optimization most compounds are prepared in milligram to gram quantities.

Drug Development

▪
Preclinical Testing.  Following the advancement of a lead compound to a development candidate, advanced preclinical testing is conducted in order to evaluate the efficacy and safety of the development candidate prior to initiating human clinical trials.  During this phase, specialists in chemical development work to identify the preferred route to prepare the drug substance.  In addition, efforts are required to determine the best physical form of the compound, selecting appropriate salts and controlling polymorphic form and to begin to improve the process for preparing the candidate in larger quantities, often hundreds of grams.  Working with analytical chemists, the development chemists will prepare material of sufficient quality and quantity to be used in IND-enabling toxicity studies.  In the United States, prior to continuing on to the human clinical trials stage, an Investigational New Drug application (“IND”) must be filed with the FDA.  Once the application is filed, the applicant must wait 30 days for comments from the FDA.  If none are received, human clinical trials may commence.

▪
Clinical Trials.  During clinical trials, several phases of studies are conducted to test the safety and efficacy of a drug candidate in humans.  The human clinical trials phase is usually costly and time-consuming. As study populations increase and trial durations lengthen, larger quantities of the active ingredient are required. Clinical trials are normally done in three phases prior to submission for regulatory approval and overall generally take at least seven years to complete. During these phases, development work continues in order to provide suitable formulations for clinical testing and for the ultimate commercial product.  The active pharmaceutical ingredient (“API”) and the formulated drug product must be prepared under cGMP guidelines. Analytical chemistry services are critical to cGMP manufacturing. Additional preparations provide an opportunity to further refine the manufacturing process, with the ultimate goal of maximizing the cost effectiveness and safety of the synthesis prior to commercialization.

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

Trends in Contracting for Drug Discovery and Development

Beginning in 2005 and continuing through 2008, we experienced increased demand in the areas of developmental and small-scale cGMP manufacturing services, reflecting a reduction in budgetary constraints of our emerging pharmaceutical and biotech customers and their increased efforts to bring identified compounds into clinical trials. During this timeframe, partly in recognition of increased competition and consolidation within the pharmaceutical industry, we established lower-cost international operations in Hungary, Singapore and India. Contract service providers that were not able to offer a cost competitive product were forced to exit or significantly reduce their presence in the marketplace during this time. In addition to providing customers with a range of technologies and cost options, expanding internationally has provided increased access to customers and potential customers in regions of the world which we had not significantly pursued.  In addition to this growth in development and small scale cGMP manufacturing services, we had also seen an increased trend in demand for our discovery services as we increased our ability to provide high-quality services under a variety of business models and cost structures by incorporating our international facilities.

In 2009 and continuing through 2010, we experienced a decrease in customer delivery patterns and demand caused by the economic downturn.  As the industry emerges from this economic downturn, we believe that market pressures will exert an increasing trend toward outsourcing, primarily by large pharmaceutical companies as they seek to reduce their internal R&D resources in favor of a variable cost model that offers lower cost, high quality alternatives to meet their drug discovery and development needs.  In addition, we have recently observed an increased involvement by government research entities and non-profit organizations in undertaking  drug discovery and development efforts.  We believe that due to the lack of internal resources within these groups, outsourcing will be a key strategy in achieving their drug discovery and development objectives.

Trends in Contracting for Pharmaceutical Manufacturing Services

The trends noted above that have driven demand for drug discovery and development services in recent years have also led to an increase in demand for contract manufacturing services as healthcare companies transition their early stage compounds into clinical and ultimately commercial production. Further, many healthcare companies have elected to outsource their manufacturing capabilities in an effort to control costs by eliminating expenses associated with owning and operating manufacturing facilities.  However, new changes in governmental regulatory requirements, such as healthcare reform, could potentially affect the current out-sourcing market.  In addition, the demand for the manufacturing of generic drugs has significantly increased as healthcare companies’ strategic objectives increasingly include the ability to introduce generic drug product into the market upon expiration of patented technologies.

Our Capabilities

We perform services including drug discovery, pharmaceutical development, and manufacturing of active ingredients and pharmaceutical intermediates for many of the world’s leading healthcare companies.  The problem-solving abilities of our scientists can provide added value throughout the drug discovery, development and manufacturing process. Additionally, we now have the capability to perform early phase clinical solid dosage formulation services and a full suite of services in aseptic fill and finish with the recent acquisition of AMRI Burlington.  Our comprehensive suite of services allows our customers to contract with a single partner, eliminating the time and cost of transitioning projects among multiple vendors.

Service Offerings

Drug Discovery Services

The competitive drug discovery industry continues to face many challenges, including a weakening product pipeline, increasing costs, more complex disease targets and regulatory hurdles.  These challenges have compelled many companies/research organizations to look outside their own R&D function for contract partners to support research and development from the earliest stages of the drug discovery process.

AMRI performs integrated drug discovery programs, harnessing the capabilities and expertise of specialist teams of scientists from individual disciplines under the coordination of experienced project leaders, key employees with decades of experience.  All of the capabilities described below are also offered individually to support customers who have their own capacity in certain areas.

Our Drug Discovery Services include:

Assay Development and Design

We offer custom assay design and development services to clients in the pharmaceutical, biopharmaceutical and agrochemical industries who are starting from a unique target or who are supporting ongoing lead discovery programs.  This service can be delivered independently to a client, or integrated with our full range of drug discovery services.

Key features of our Assay Design and Development services include:

•	Design of assays to meet client objectives, or transfer of customer developed assays

•	Development of cell-lines and reagents

•	Developing, optimizing and validating assays for screening

•	Mechanism of action testing

•	Extensive assay performance testing

Screening

Our diverse offering of screening capabilities, coupled with access to our range of sample collections, give customers the essential tools to efficiently identify and optimize lead compounds.

Key features of our screening capabilities include:

•	Availability of high throughput screening for lead-finding, utilizing client or AMRI’s sample collections

•	Conduct of absolute potency and selectivity screening for lead-optimization

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

Natural Product Services

We have a longstanding, well established ability to deliver on Natural Products discovery programs.  Our natural product library and screening capabilities are supported by a  team of experts with decades of experience in the field.  We have substantial expertise in natural product isolation, structural identification, fermentation development and biotransformations giving us a unique ability to rapidly advance a natural product from hit to lead to qualified drug candidate.

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

Bioanalytical Services

We develop and execute rapid, sensitive, and robust bioanalytical methods for extraction and quantitation of drug and metabolites in biological fluids and tissues to support preclinical and clinical studies.   This service is provided stand-alone or can be coupled directly with services provided by our network of in vivo testing providers.

Network of pharmacology service providers

We have worked in close collaboration with multiple in vivo pharmacology and preclinical safety assessment providers.  The strong relationships we have developed with several of these providers allows AMRI to effectively coordinate these external services with our own internal capabilities to deliver a fully integrated drug discovery program.

Chemical Development

Chemical development involves the scale-up synthesis of a lead compound and intermediates. Processes developed for small scale production of a compound may not be suitable for larger scale production because they may be too expensive, environmentally unacceptable or present safety concerns. With chemical development locations around the globe, we have become a top choice for an ever increasing number of pharmaceutical and biotechnology companies seeking a partner for the rapid advancement of their drug candidates. Customers throughout the world rely on our proven technical expertise, commitment to the highest quality and regulatory standards, flexibility, and strong customer focus to advance their lead compounds through the drug development process, from bench scale to commercial production.

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

cGMP API  Manufacturing

We provide chemical synthesis and manufacturing services for our customers in accordance with cGMP regulations. All facilities and manufacturing techniques used for prescribed steps in the manufacture of products for clinical use or for sale in the United States must be operated in conformity with cGMP regulations as established by the FDA. Our Albany, New York location has production facilities and quarantine and restricted access storage necessary to manufacture quantities of drug substances under cGMP regulations sufficient for conducting clinical trials from Phase I through Phase II, and later stages for selected products, based on volume and other parameters. Our large scale manufacturing facility in Rensselaer, New York is equipped to provide a wide range of custom chemical development and manufacturing capabilities. We conduct commercial cGMP manufacturing of APIs and advanced intermediates. Our large-scale cGMP manufacturing facilities provide synergies with our small-scale development laboratories, offering our customers services at every scale, from bench to production.  We have special capabilities in high value-added areas of pharmaceutical development and manufacturing, including High Potency Manufacturing.  Cytotoxic and other highly potent compounds present a number of potential challenges in their production and handling.  We have extensive experience in the cGMP production of these types of compounds, from grams to hundreds of kilograms per year.  Our Rensselaer facility is licensed by the U.S. Drug Enforcement Administration to produce Schedule I, II, III, IV and V controlled substances.  For over 50 years, the facility has produced controlled substances such as analgesics, amphetamines, barbiturates, and anabolic steroids.  In 2010, our focus on quality was reinforced after two successful FDA inspections, one for of our Rensselaer facility, the other for our Albany facility, resulted in no issuances of Form FDA 483 Observations of Objectionable Conditions and Practices (“Form FDA 483”).

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

Formulation Development & cGMP Formulation Manufacturing

We have added selected focused formulation capabilities to our portfolio.  On June 14, 2010 the Company completed the purchase of AMRI Burlington, a formulation facility located in Burlington, Massachusetts.  AMRI Burlington provides high value-added contract manufacturing services in sterile syringe and vial filling using specialized technologies including lyophilization.  AMRI Burlington provides these services for both small molecule drug products and biologicals, from clinical phase to commercial scale.

Working in close collaboration with our already established chemical synthesis, analytical development and preformulation groups, we are offering formulation development services for solid dosage, solution, suspension, topicals and injectables, cGMP early clinical phase capsules filling using Xcelodose technology and cGMP early clinical Powder in Bottle (“PIB”) for solution and suspension.

Formulation services include:

•	Neat API or pharmaceutical blend in capsules

•	PIB for solution and suspension

•	Blending and sieving

•	Milling

•	Tableting

•	Rheology

•	Roller compaction

•	Wet granulation

•	Fluid bed processing, including Wurster coating

•	All associated analytical testing for dosage formulation products

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

Current drug discovery and development projects are focused on treatments for irritable bowel disease, CNS diseases and obesity. Our R&D efforts benefit from access to a broad array of our scientific services including capabilities in microbial fermentation, molecular biology, cell culture, gene expression and cloning, scale up synthesis of human metabolites, preformulation, chemical development and cGMP synthesis. Additionally, a portion of our R&D efforts focus on improving the manufacturing process for our generic API products.  We spent $11.1 million, $14.5 million and $13.1 million on research and development activities in 2010, 2009 and 2008, respectively.

Licensing Agreements

In October 2005, we licensed the worldwide rights to develop and commercialize potential products from our amine neurotransmitter reuptake inhibitor technology and patents identified in one of our proprietary research programs to Bristol-Myers Squibb Company (“BMS”). In conjunction with the licensing agreement, we received a non-refundable, non-creditable up-front payment of $8.0 million and a total of $10.0 million for research and development services in the first three years of the agreement. The agreement also set forth milestone events that, if achieved by these products, would entitle the Company to non-refundable, non-creditable milestone payments of up to $66.0 million for each of the first and second compounds to achieve these events, and up to $22.0 million for each subsequent product to achieve these events.  These milestone events include candidate nomination, IND or equivalent regulatory filings, commencement of middle- and late-stage clinical trials, and regulatory approval of compounds for commercial sale.  The agreement also provides for the Company to receive royalty payments on worldwide sales of any such product that is commercialized.  From the entry into this agreement through December 31, 2010, we have recorded $11.8 million from achieving certain milestones with BMS.

In March 1995, we entered into a license agreement with sanofi-aventis. Under the terms of the license agreement, we granted sanofi-aventis an exclusive, worldwide license to any patents issued to us related to our original TAM patent applications.  From the beginning of the agreement through December 31, 2010, we have had revenues of $7.4 million in milestone payments and approximately $457.8 million in royalties under this license agreement. Sanofi-aventis is obligated under the license agreement to pay ongoing royalties to us based upon its sales of Allegra®/Telfast and generic fexofenadine.  Additionally during the fourth quarter of 2008, we entered into an amendment to our licensing agreement with sanofi-aventis to allow sanofi-aventis to sublicense patents related to Allegra® and Allegra D-12® to Teva Pharmaceuticals and Barr Laboratories in the United States.  Subsequently, Teva Pharmaceuticals acquired Barr Laboratories.  As a result of this amendment, we received an upfront sublicense fee from sanofi-aventis of $10.0 million and additionally we will receive royalties from sanofi-aventis on the sale of products in the United States containing fexofenadine hydrochloride and products containing fexofenadine hydrochloride (generic Allegra®) and pseudoephedrine hydrochloride (generic Allegra D-12®) by Teva Pharmaceuticals through 2015, along with additional consideration. We are not entitled, however, to receive any additional milestone payments under the license agreement. Sales of Allegra®/Telfast and generic fexofenadine by sanofi-aventis worldwide were approximately $1.1 billion in each of the years ended December 31, 2010, 2009 and 2008.  See “Item 3—Legal Proceedings” for discussion of current legal proceedings related to Allegra®/Telfast.

Business Segments

We have organized our activities into two distinct segments: Large Scale Manufacturing (“LSM”) and Discovery, Drug Development and Small Scale Manufacturing (“DDS”).  Our LSM activities include pilot to commercial scale production of active pharmaceutical ingredients and intermediates, sterile syringe and vial filling, and high potency and controlled substance manufacturing and our remaining activities, including drug lead discovery, optimization, drug development, and small scale commercial manufacturing represent our DDS business segment.  See “Item 7 – Management’s Discussion and Analysis” and the notes to the consolidated financial statements for financial information on the Company’s business segments.

Customers

Our customers include pharmaceutical companies and biotechnology companies and a growing segment of our customer base is government research entities and non-profit organizations, and to a limited extent, agricultural companies, fine chemical companies, contract chemical manufacturers, medical device, flavoring and cosmetic companies.  For the year ended December 31, 2010, contract revenue from our three largest customers represented 17%, 10% and 7%, respectively, of our contract revenue.  For the year ended December 31, 2009, contract revenue from our three largest customers represented 14%, 12% and 8%, respectively, of our contract revenue.  For the year ended December 31, 2008, contract revenue from our three largest customers represented 17%, 8% and 7%, respectively, of our contract revenue.  In 2010, the company’s largest customer was GE Healthcare.  See Note 17 to the consolidated financial statements for information on geographic and other customer concentrations.

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

Employees

As of January 31, 2011, we had 1,421 employees. Of these employees, 599 are at our international facilities. Our U.S. large-scale manufacturing hourly work force has 84 employees who are subject to a collective bargaining agreement with the International Chemical Workers Union.  A new 3-year collective bargaining agreement was signed in January 2011 with the union and expires in January 2014. Additionally, we have 79 union employees at our large-scale manufacturing facility at AMRI India that are covered by two collective bargaining agreements.  One agreement expires in April 2012 and the other expires in March 2013.  None of our other employees are subject to any collective bargaining agreement. We consider our relations with our employees and the unions to be good.

Competition

While a small number of larger chemistry outsourcing service providers have emerged as leaders within the industry, the outsourcing market for pharmaceutical and biotechnology contract chemistry and biology services has been consolidating.  We face competition based on a number of factors, including size, relative expertise and sophistication, quality and costs of identifying and optimizing potential lead compounds and speed and costs of optimizing chemical processes. In many areas of our business we also face foreign competition from companies in regions with lower cost structures. We compete with the research departments of pharmaceutical companies, biotechnology companies,  contract research companies, contract drug manufacturing companies and research and academic institutions.

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

▪	Our current financial position gives our customers security of our continued presence in the marketplace even in the current economic environment

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

We have been issued various United States and international patents covering fexofenadine HC1 and certain related manufacturing processes. These United States patents begin to expire in 2013, and the international patents begin to expire in 2014 and most of these patents are covered by our license agreements with sanofi-aventis, described herein. Additionally, our United States patents related to substituted biaryl purines as potent anticancer agents and a series of aryl and heteroaryl tetrahydroisoquinolines related to central nervous system indications begin to expire in 2020.

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

All facilities and manufacturing techniques used for prescribed steps in the manufacture of API for clinical use or for sale in the United States must be operated in conformity with cGMP guidelines as established by the FDA and International Conference on Harmonization (“ICH”). Our facilities are subject to unscheduled periodic regulatory inspections to ensure compliance with cGMP regulations. Failure on our part to comply with applicable requirements could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. A finding that we had materially violated cGMP requirements could result in additional regulatory sanctions and, in severe cases, could result in a mandated closing of our facilities or significant fines, which would materially and adversely affect our business, financial condition and results of operations. During 2010,  FDA inspections of both our Rensselaer manufacturing facility and our cGMP manufacturing facility in Albany were completed, resulting in no issuances of a Form FDA 483.

On August 18, 2010, we received a warning letter from the FDA which pertained to its inspection of AMRI Burlington in March 2010 and which identified three significant observations.  According to the warning letter, these observations may have caused our drug product(s) to be adulterated in that the methods used in, or the facilities or controls used for, their manufacture, processing, packing or holding did not conform to, or were not operated or administered in conformity with cGMP.  A copy of the warning letter is available on the FDA website at www.fda.gov.  We acquired the facility on June 14, 2010. The warning letter did not restrict production or shipment of products from the facility, although we have suspended cGMP production while we have undertaken remediation steps to address the FDA’s  observations.

We have been working to resolve the issues identified in the warning letter.  As of February 22, 2011, the Company provided the FDA with its second interim update pertaining to the warning letter.  The Company anticipates the FDA will re-inspect the facilities in the near future. There can be no assurance that the FDA will be satisfied with our response or will not identify additional issues on re-inspection. Failure to promptly correct these violations as required by the FDA may result in legal action without further notice including, without limitation, seizure and injunction.  Other federal agencies may take the FDA warning letter into account when considering the award of contracts.  Additionally, the FDA may withhold approval of requests for export certificate, or approval of pending drug applications listing our Burlington facility until the above violations are corrected.  Any such actions could significantly disrupt our business and operations and have a material adverse impact on our financial position and operating results.

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

Concentration of Business and Geographic Information

For a description of revenue and long lived assets by geographic region, please see Note 17 to the Consolidated Financial Statements.

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

ITEM 1A. RISK FACTORS

The following factors should be considered carefully in addition to the other information in this Form 10-K. Except as mentioned under “Item 7A - Quantitative and Qualitative Disclosure About Market Risk” and except for the historical information contained herein, the discussion contained in this Form 10-K contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, that involve risks and uncertainties. Our actual results could differ materially from those discussed in this Form 10-K. Important factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere herein.

The transition of Allegra® to an over-the-counter (“OTC”) product could materially impact royalty revenue.

On January 25, 2011, sanofi-aventis and its U.S. Consumer Healthcare Division, Chattem, Inc., announced that the U.S. Food and Drug Administration (“FDA”) approved the Allegra® (fexofenadine HCl) family of allergy medication products for over-the counter (“OTC”) use. The Allegra® family of products became available in the United States without a prescription in March 2011.

While we believe that this transition could be positive in the long term, due to our limited knowledge on the process of transition, U.S. Allegra® sales could be negatively impacted by this transition in the short term.

If the dollar amount of Allegra® sales subject to our license agreement decreases, due to these or any other factors, our revenues from our license agreement with sanofi-aventis will also decrease. Because we have very few costs associated with the Allegra® license, royalties carry a 90% margin.  Therefore, a material decrease in revenues from our license agreement for Allegra® would have a material adverse effect on our revenue, operating income and financial condition.

Our Burlington, MA facility is subject to an FDA warning letter which has resulted in a significant disruption in our business operations and has had and may continue to have a material adverse effect on our business operations and cash flow.

On August 18, 2010, we received a warning letter from the FDA which pertained to its inspection of AMRI Burlington in March 2010 and which identified three significant observations.  According to the warning letter, these observations may have caused our drug product(s) to be adulterated in that the methods used in, or the facilities or controls used for, their manufacture, processing, packing or holding did not conform to, or were not operated or administered in conformity with cGMP.  A copy of the warning letter is available on the FDA website at www.fda.gov.  We acquired the facility on June 14, 2010. The warning letter did not restrict production or shipment of products from the facility, although we have suspended cGMP production while we have undertaken remediation steps to address the FDA’s  observations.  This suspension of production has had a material adverse effect on our business operations and cash flow and will continue to have such effect until we are able to resume cGMP operations at this facility.

We have been working to resolve the issues identified in the warning letter.  As of February 22, 2011, the Company provided the FDA with its second interim update pertaining to the warning letter.  The Company anticipates the FDA will re-inspect the facilities in the near future. There can be no assurance that the FDA will be satisfied with our response or will not identify additional issues on re-inspection. Failure to promptly correct these violations as required by the FDA may result in legal action without further notice including, without limitation, seizure and injunction.  Other federal agencies may take the FDA warning letter into account when considering the award of contracts.  Additionally, the FDA may withhold approval of requests for export certificate, or approval of pending drug applications listing our Burlington facility until the above violations are corrected.  In addition, certain customers who claim to be adversely impacted by the FDA warning letter and our inability to fulfill our contractual commitments may bring legal action against us.  Any such actions could significantly disrupt our business and operations and have a material adverse impact on our financial position and operating results.

We may lose one or more of our major customers.

During the year ended December 31, 2010, revenues from our largest customer totaled $27.8 million and represented approximately 17% of our contract revenue, or 14% of our total revenue.  Our existing agreement with this customer extends through 2013.  If this customer does not renew the agreement there may be a material decrease in our revenues and operating income.  In addition, during the year ended December 31, 2010 sales to another customer totaled $16.1 million and represented approximately 10% of our contract revenue, or 8% of our total revenue.  In addition, during the year ended December 31, 2010, we provided services to two other major customers representing approximately 12% of our contract revenues or 10% of our total revenue. These customers typically may cancel their contracts with 30 days’ to one-year’s prior notice depending on the size of the contract, for a variety of reasons, many of which are beyond our control. If any one of our major customers cancels its contract with us, our contract revenues may materially decrease.

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

Our organic contract revenues decreased in 2009 and 2010 and we may be adversely affected in future periods as a result of general economic and/or pharmaceutical industry downturns which has resulted in a diminished availability of liquidity in the marketplace.  If pharmaceutical and biotechnology companies discontinue or decrease their usage of our services, including as a result of a slowdown in the overall global economy, our revenues and earnings could be lower than we currently expect and our revenues may continue to decrease or not grow at historical rates.

We face increased competition.

We compete directly with the in-house research departments of pharmaceutical companies and biotechnology companies, as well as contract research companies, and research and academic institutions. We are also experiencing increased competition from foreign companies operating under lower cost structures. Many of our competitors have greater financial and other resources than we have. As new companies enter the market and as more advanced technologies become available, we currently expect to face increased competition. In the future, any one of our competitors may develop technological advances that render the services that we provide obsolete. While we plan to develop technologies, which will give us competitive advantages, our competitors plan to do the same. We may not be able to develop the technologies we need to successfully compete in the future, and our competitors may be able to develop such technologies before we do or provide those services at a lower cost. Consequently, we may not be able to successfully compete in the future.

We may be unsuccessful in producing and licensing proprietary technology developed from our internal research and development efforts or acquired from a third party or in our collaborations with a third party.

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

We have expended and continue to expend significant time and money on internal research and development with the intention of producing proprietary technologies in order to patent and then license them to other companies. However, we may not be successful in producing any additional valuable technology or successfully licensing it to a third party in the future, including our R&D obesity program that is currently in Phase I clinical trials. To the extent we are unable to produce technology that we can license, we may not receive any revenues related to our internal research and development efforts.

Our existing and potential future collaborations with third parties are a significant component of our proprietary research and development business strategy.  If there is a delay or failure in our collaboration partner’s performance, our proprietary research and development business may not produce the long-term revenues, earnings, or strategic benefits that we anticipate.  We cannot control our collaboration partner’s performance or the resources it devotes to our collaborative program.  Furthermore, with respect to any drug candidate resulting from our collaborative programs, the FDA may delay or deny marketing approvals because of adverse FDA decisions or interpretations of data that differ from our collaboration partner’s interpretations and that may require additional clinical trials or potential changes in the cost, scope and duration of clinical trials.  Even if we succeed in getting market approvals, our collaboration partner may not have the ability to successfully launch, increase sales of or sustain the product or products in the market, or efficiently scale-up manufacturing for commercialized compounds.  Disputes may arise between us and our collaboration partner, which may not be resolved in our favor.  Further, our collaboration partner could merge with or be acquired by another company or experience financial or other setbacks unrelated to our collaboration that could, nevertheless, adversely affect us.  The occurrence of any of these could result in our proprietary research and development business not producing the long-term revenues, earnings, or strategic benefits that we anticipate which could have a material adverse effect on our business.

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

We may be required to record additional goodwill and long-lived asset impairment charges.

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

Factors we consider important which could result in a goodwill impairment include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant negative industry or economic trends; and

•	our market capitalization relative to net book value.

In addition, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable based on the existence of certain triggering events.

Factors we consider important which could result in a long-lived asset impairment include the following:

•	a significant change in the extent or manner in which a long-lived asset is being used;

•	a significant change in the business climate that could affect the value of a long-lived asset; and

•	a significant decrease in the market value of assets.

If goodwill or long-lived assets are determined to be impaired in the future we would be required to record a charge to our results of operations.

As of December 31, 2010, we had $16.7 million of goodwill on our consolidated balance sheet.  During 2010, we recorded a goodwill impairment charge of $36.8 million in our LSM segment and during 2009, we recorded a goodwill impairment charge of $22.9 million in our LSM segment, both as a result of our annual goodwill impairment testing, which determined a decline in fair value to below its carrying value.

In the second quarter of 2010, we recorded a long-lived asset impairment charges of $4.8 million in our DDS segment.  As a result of realigning some of the AMRI U.S. operating activities, the Company evaluated the future economic benefit expected to be generated from the revised operating activities in this facility against the carrying value of the facility’s property and equipment and determined that these assets were impaired.  We also recorded a long-lived asset impairment charge of $6.0 million in our LSM segment upon determining that the carrying value of certain assets at our AMRI India location used in the manufacturing of generic products was not recoverable based on projections of future revenues and cash flows expected to be derived from the use of these assets.

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

In recent years, we have engaged in a number of acquisitions and strategic investments.  Most recently, in 2010, we completed the acquisitions of AMRI UK, a chemical development and large scale manufacturing business in the United Kingdom and AMRI Burlington, a formulation facility located in Burlington, Massachusetts.   These acquisitions may not be as beneficial to us as we currently expect or as expected at the time of acquisition.  For example, due to a significant decrease in demand from a key customer at AMRI UK, and the issuance of the FDA warning letter to our AMRI Burlington location, we were required to record goodwill impairment charges at these locations in 2010.

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

We have engaged in a number of acquisitions and strategic investments and we currently expect to continue to do so. However, we may not be able to identify additional suitable acquisition candidates, and if we do identify suitable candidates, we may not be able to make such acquisitions on commercially acceptable terms or at all.  If we acquire another company, we may not be able to successfully integrate the acquired business into our existing business in a timely and non-disruptive manner or at all.  We may have to devote a significant amount of time and resources to do so.  Even with this investment of time and resources, an acquisition may not produce the revenues, earnings or business synergies that we anticipate.  If we fail to integrate the acquired business effectively or if key employees of that business leave, the anticipated benefits of the acquisition would be jeopardized.  The time, capital, management and other resources spent on an acquisition that fails to meet our expectations could cause our business and financial condition to be materially adversely affected.  In addition, acquisitions can involve charges of significant amounts related to goodwill and long –lived assets that could become impaired and adversely affect our results of operations.

We may not be able to effectively manage our international operations.

We established contract research facilities in Singapore and Hyderabad, India in 2005, and have continued to expand our facilities in India in 2006, 2007 and 2008. In February 2006, we completed the acquisition of AMRI Hungary, a privately held drug discovery service company in Budapest, Hungary.  In June 2007, we acquired AMRI India and in January 2008, we acquired FineKem, which is now a part of AMRI India.  In February 2010, we acquired AMRI UK, a chemical development and large scale manufacturing business in the United Kingdom.  There are significant risks associated with the establishment of foreign operations, including, but not limited to: geopolitical risks, foreign currency exchange rates and the impact of shifts in the U.S. and local economies on those rates, compliance with local laws and regulations, the protection of our intellectual property and that of our customers, the ability to integrate our corporate culture with local customs and cultures, and the ability to effectively and efficiently supply our international facilities with the required equipment and materials. If we are unable to effectively manage these risks, these locations may not produce the revenues, earnings, or strategic benefits that we anticipate, or we may be subject to fines or other regulatory actions if we do not comply with local laws and regulations, which could have a material adverse affect on our business.

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

We may lose one or more of our key employees.

Our business is highly dependent on our senior management and scientific staff, including:

•	Dr. Thomas E. D’Ambra, our Chairman, Chief Executive Officer and President;

•	Mark T. Frost, our Senior Vice President, Administration, Chief Financial Officer and Treasurer;

•	Dr. Steven R. Hagen, our Vice President, Pharmaceutical Development and Manufacturing;

•	Lori M. Henderson, our Vice President, General Counsel and Secretary

•	Brian D. Russell, our Vice President, Human Resources; and

•	Dr. Bruce J. Sargent, our Senior Vice President, Drug Discovery;

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

We depend on contracts with pharmaceutical and biotechnology companies for a majority of our revenues.  We therefore depend upon the ability of pharmaceutical and biotechnology companies to earn enough profit on the drugs they market to devote substantial resources to the research and development of new drugs.  Additionally, we rely on our collaborative partners to obtain acceptable prices or an adequate level of reimbursement for our current and potential future products.  Continued efforts of government and third-party payors to contain or reduce the cost of health care through various means, could affect our levels of revenues and earnings.  In certain foreign markets, pricing and/or profitability of pharmaceutical products are subject to governmental control.  Domestically, there have been and may continue to be proposals to implement similar governmental control.  Future legislation may limit the prices pharmaceutical and biotechnology companies can charge for the drugs they market and cost control initiatives could affect the amounts that third-party payors agree to reimburse for those drugs.   There is no assurance that our collaborative partners will be able to obtain acceptable prices for our products which would allow us to sell these products on a competitive and profitable basis.  As a result, such laws and initiatives may have the effect of reducing the resources that pharmaceutical and biotechnology companies can devote to the research and development of new drugs.  If pharmaceutical and biotechnology companies decrease the resources they devote to the research and development of new drugs, the amount of services that we perform, and therefore our revenues, could be reduced.

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

Our officers and directors have significant control over us and their interests as shareholders may differ from our other shareholders.

At February 28, 2011, our directors and officers beneficially owned or controlled approximately 15.7% of our outstanding common stock. Individually and in the aggregate, these stockholders significantly influence our management, affairs and all matters requiring stockholder approval. In particular, this concentration of ownership may have the effect of delaying, deferring or preventing an acquisition of us and may adversely affect the market price of our common stock.

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

We have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future. As a result, the success of our shareholders’ investment in our common stock will depend entirely upon any future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which shareholders purchased their shares.

If we fail to meet our credit facility’s financial covenants, our business and financial conditions could be adversely affected.

We currently have a revolving line of credit in the amount of $45 million which has a maturity date of June 2013.  The credit facility contains certain financial covenants, including but not limited to, a maximum leverage ratio, a minimum required operating cash flow coverage ratio, a minimum earnings before interest, taxes, depreciation and amortization and a minimum current ratio.  As of December 31, 2010 our balance outstanding on the line of credit was $9.7 million and $2.6 million outstanding in letters of credit.  As of December 31, 2010 we were not in compliance with the current financial covenant requirements, however, we received a waiver from our lenders through April 15, 2011 while we renegotiate our agreement. The Company intends to amend its existing credit facility to provide for a revolving line of credit that will mature in 2012, and to refinance amounts outstanding under the current line of credit into a term loan with quarterly repayments through 2017.

There is no assurance that we will continue to be in compliance with all of the covenants, or that we will be able to renegotiate our credit agreement with our lenders.  If at any point, we fail to meet our credit facility’s financial covenants, the lenders can demand immediate repayment of our outstanding balance and deny future borrowings under the remaining line of credit.  This could have a negative impact on our liquidity, thereby reducing the availability of cash flow for other purposes.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal manufacturing and research and development facilities are located in the United States. The aggregate square footage of our operating facilities is approximately 1,180,000 square feet, of which 729,000 square feet are owned and 451,000 square feet are leased. Set forth below is information on our principal facilities:

Location	Square Feet	Primary Purpose
Albany, New York	277,000	Manufacturing, Research & Development and Administration
Rensselaer, New York	276,000	Manufacturing & Research & Development
Aurangabad, India	208,000	Manufacturing
Holywell, United Kingdom	68,000	Manufacturing, Research & Development and Administration
East Greenbush, New York	64,000	Manufacturing & Research & Development
Hyderabad, India	59,000	Research & Development
Burlington, Massachusetts	57,000	Manufacturing
Singapore	51,000	Research & Development
Bothell, Washington	44,000	Research & Development
Budapest, Hungary	42,000	Research & Development
Syracuse, New York	28,000	Manufacturing & Research & Development
Navi Mumbai, India	6,000	Manufacturing

Our Rensselaer, NY facility, our Aurangabad and Navi Mumbai, India facilities, our United Kingdom facility and our Burlington, MA facility are used in our Large-Scale Manufacturing (“LSM”) segment as reported in the consolidated financial statements.  All other facilities are used in our Discovery/Development/Small Scale Manufacturing (“DDS”) segment, as reported in the consolidated financial statements.

We believe these facilities are generally in good condition and suitable for their purpose.  We believe that the capacity associated with these facilities is adequate to meet our anticipated needs through 2011.

ITEM 3. LEGAL PROCEEDINGS.

The Company, from time to time, may be involved in various claims and legal proceedings arising in the ordinary course of business. Except as noted below, the Company is not currently a party to any such claims or proceedings which, if decided adversely to the Company, would either individually or in the aggregate have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Allegra

The Company, along with Aventis Pharmaceuticals Inc., the U.S. pharmaceutical business of sanofi-aventis S.A., has been involved in legal proceedings with several companies seeking to market or which are currently marketing generic versions of Allegra and Allegra-D. In accordance with the Company’s agreements with sanofi-aventis, sanofi-aventis bears the external legal fees and expenses for these legal proceedings, but in general, the Company must consent to any settlement or other arrangement with any third party. Under those same agreements, the Company will receive royalties from sanofi-aventis on U.S. Patent No. 5,578,610 until its expiration in 2013 and royalties on U.S. Patent No. 5,750,703 until its expiration in 2015, unless those patents are earlier determined to be invalid.  Similarly, the Company is entitled to receive royalties from sanofi-aventis on certain foreign patents through 2015, unless those patents are earlier determined to be invalid.

United States Litigations

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

In response to the filings described above, beginning in 2001, Aventis Pharmaceuticals (now sanofi-aventis) filed patent infringement lawsuits against each of the above referenced companies.  Each of the lawsuits was filed in the U.S. District Court in New Jersey and alleges infringement of one or more patents owned by Aventis Pharmaceuticals. In addition, beginning on November 14, 2006, sanofi-aventis filed two patent infringement suits against Teva Pharmaceuticals USA, Barr Laboratories, Inc. and Barr Pharmaceuticals, Inc. in the Eastern District of Texas based on patents owned by Aventis.  Those lawsuits were transferred to the U.S. District Court in New Jersey.

Further, beginning on March 5, 2004, the Company,  along with Aventis Pharmaceuticals, filed suit in the U.S. District Court in New Jersey against a number of defendants asserting infringement of U.S. Patent Nos. 5,581,011 and 5,750,703, which are exclusively licensed to Aventis Pharmaceuticals and relate to Allegra and Allegra-D products.  On September 9, 2009, the Company filed patent infringement lawsuits in the U.S. District Court in New Jersey against Dr. Reddy’s Laboratories, Ltd, Dr. Reddy’s Laboratories, Inc., and Sandoz, Inc. asserting infringement of U.S. Patent No. 7,390,906, seeking damages.  That patent is licensed to sanofi-aventis U.S. LLC and sanofi-aventis U.S. LLC  joined that lawsuit as a co-plaintiff with the Company.

On November 18, 2008, the Company, Aventis Pharmaceuticals, sanofi-aventis, Teva Pharmaceuticals, and Barr Laboratories reached a settlement regarding the above-described patent infringement litigations relating to Teva Pharmaceuticals and Barr Laboratories (the “Teva Settlement”).  As part of the Teva Settlement, the Company entered into an amendment to its licensing agreement with sanofi-aventis to allow sanofi-aventis to sublicense patents related to ALLEGRA® and ALLEGRA®D-12 to Teva Pharmaceuticals and Barr Laboratories in the United States.  Subsequently, Teva Pharmaceuticals acquired Barr Laboratories.  The Company received an upfront sublicense fee from sanofi-aventis of $10 million, and sanofi-aventis will pay royalties to the Company on the sale of products in the United States containing fexofenadine hydrochloride (the generic name for the active ingredient in ALLEGRA®) and products containing fexofenadine hydrochloride and pseudoephedrine hydrochloride (generic ALLEGRA®D-12) by Teva Pharmaceuticals through 2015, along with additional consideration.  The Company received quarterly royalties through July 2010 for the branded Allegra D-12 equal to the royalties paid for the quarter ended June 30, 2009.  Thereafter, the royalty rate has reverted to the rate in effect prior to the signing of the sub-license amendment and the Company will also receive a royalty on Teva’s sales of the generic Allegra D-12.  The Company and Aventis Pharmaceuticals have also dismissed their claims against Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc. and Sandoz, Inc. without prejudice.

On March 19, 2010, the Company and sanofi-aventis filed a motion for a preliminary injunction in the U.S. District Court in New Jersey seeking to enjoin Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. from commercial distribution of a Allegra D-24 product based in that product infringing U.S. Patent No. 7,390,906.  On June 14, 2010, the Company and sanofi-aventis were granted a preliminary injunction restraining Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. from commercial distribution of a D-24 product.  On January 13, 2011, the same court issued a decision interpreting the scope of the claims of U.S. Patent No. 7,390,906.  Based on the court’s January 13, 2011 interpretation of the scope of a claim term in U.S. Patent No. 7,390,906, the Company does not presently have evidence sufficient to obtain a favorable outcome on its infringement claim against Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc.  As a result, the Company, along with sanofi-aventis, Dr. Reddy’s Laboratories, Ltd., and Dr. Reddy’s Laboratories, Inc., agreed to the court’s entry of an order on January 28, 2011, finding that there was no infringement of U.S. Patent No. 7,390,906 based on the Court’s January 13, 2011 claim interpretation. The court’s January 28, 2011 order also dissolved the preliminary injunction that was entered on June 14, 2010.  The Company and sanofi-aventis U.S. LLC have proceeded directly to the U.S. Court of Appeals for the Federal Circuit to appeal the January 13, 2011 decision.

International Litigations

In 2007, the Company filed  patent infringement lawsuits in Australia against Alphapharm Pty Ltd., Arrow Pharmaceuticals Pty Ltd, Chemists’ Own Pty Ltd, and Sigma Pharmaceuticals Limited based on Australian Patent No. 699,799.  These matters were heard in a consolidated trial in November and December 2010.  On February 17, 2011, the Court ruled that the defendants are not liable for infringement because the asserted claims of the Australian Patent No. 699,799 are invalid for lack of novelty and false suggestion.  After the court issues its final trial orders, the cases may be appealed.  Notwithstanding the court’s ruling of non-infringement, the Company continues to receive royalties on sales of the Allegra products in Australia, based on its rights under other patents.

At Risk Launches

Under applicable federal law, marketing of an FDA-approved generic version of Allegra may not commence until the earlier of a decision favorable to the generic challenger in the patent litigation or 30 months after the date the patent infringement lawsuit was filed. In general, the first generic filer is entitled to a 180-day marketing exclusivity period upon FDA approval.  The launch of a generic product is considered an “at-risk” launch if the launch occurs while there is still on-going litigation.  Of the remaining defendants in the pending United States litigation, Dr. Reddy’s Laboratories and Mylan Pharmaceuticals, have engaged in at-risk launches of generic fexofenadine single-entity products.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)  Market Information. The Common Stock of the Company is traded on the NASDAQ Global Market (“NASDAQ”) under the symbol “AMRI.” The following table sets forth the high and low closing prices for our Common Stock as reported by NASDAQ for the periods indicated:

Period	High	Low
Year ending December 31, 2010
First Quarter	$9.50	$8.35
Second Quarter	$8.86	$5.10
Third Quarter	$6.90	$5.12
Fourth Quarter	$6.93	$5.05

Year ending December 31, 2009
First Quarter	$10.90	$7.45
Second Quarter	$10.23	$8.23
Third Quarter	$10.07	$7.69
Fourth Quarter	$9.40	$8.11

Stock Performance Graph

The following graph provides a comparison, from December 31, 2005 through December 31, 2010, of the cumulative total stockholder return (assuming reinvestment of any dividends) among the Company, the NASDAQ Stock Market (U.S. Companies) Index (the “NASDAQ Index”) and the NASDAQ Pharmaceuticals Index (the “Pharmaceuticals Index”). The historical information set forth below is not necessarily indicative of future performance. Data for the NASDAQ Index and the Pharmaceuticals Index were provided by NASDAQ.

	Albany Molecular Research, Inc	NASDAQ Stock Market (U.S. Companies) Index	NASDAQ Pharmaceuticals Index
December 31, 2005	100.000	100.000	100.000
December 31, 2006	86.914	109.838	97.884
December 31, 2007	118.354	119.141	102.943
December 31, 2008	80.165	57.414	95.780
December 31, 2009	74.733	82.526	107.617
December 31, 2010	46.255	97.946	116.658

(b)   Holders.

The number of record holders of our Common Stock as of February 28, 2011 was approximately 223.  We believe that the number of beneficial owners of our Common Stock at that date was substantially greater than 223.

(c)    Dividends.

We have not declared any cash dividends on our Common Stock since our inception in 1991. We currently intend to retain our earnings for future growth and, therefore, do not anticipate paying cash dividends in the foreseeable future.

(d)     Equity Compensation Plan Information.

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2010:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	1,557,488	$17.43	689,332	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	1,557,488	$17.43	689,332

(1)
Consists of the Company’s 1998 Stock Option Plan, the Company’s 2008 Stock Option Plan and the Company’s Employee Stock Purchase Plan (“ESPP”). Does not include purchase rights accruing under the ESPP because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.

(2)	Includes 533,945 shares available under the 2008 Stock Option Plan and 155,387 shares available under the ESPP.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data shown below for the fiscal years ended December 31, 2010, 2009 and 2008, and as of December 31, 2010 and 2009, have been derived from our audited consolidated financial statements included in this Form 10-K. The selected financial data set forth below for the fiscal years ended December 31, 2007 and 2006 and as of December 31, 2008, 2007 and 2006 have been derived from our audited consolidated financial statements for those years, which are not included in this Form 10-K. The information should be read in conjunction with the Company’s audited consolidated financial statements and related notes and other financial information included herein, including Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	As of and for the Year Ending December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Contract revenue	$163,228	$156,800	$195,455	$163,375	$152,783
Recurring royalties	34,838	34,867	28,305	27,056	27,024
Milestone revenue	—	4,750	5,500	2,080	—
Total revenue	198,066	196,417	229,260	192,511	179,807
Cost of contract revenue	152,673	138,739	146,075	132,032	128,610
Technology incentive award	3,484	3,594	2,901	2,784	2,783
Research and development	11,090	14,547	13,129	12,821	11,428
Selling, general and administrative	42,396	38,191	39,361	33,250	31,899
Goodwill impairment	36,844	22,900	—	—	—
Property and equipment impairment	10,848	—	—	—	3,554
Restructuring charges	3,090	329	1,833	273	2,431
Arbitration charge	9,798	—	—	—	—
Total costs and expenses	270,223	218,300	203,299	181,160	180,705
(Loss) income from operations	(72,157)	(21,883)	25,961	11,351	(898)
Interest income, net	277	376	1,170	3,192	2,990
Other (expense) income, net	(962)	(545)	759	(158)	150
(Loss) income before income tax (benefit) expense	(72,842)	(22,052)	27,890	14,385	2,242
Income tax (benefit) expense	(9,971)	(5,357)	7,330	5,449	59
Net (loss) income	$(62,871)	$(16,695)	$20,560	$8,936	$2,183
Basic (loss) earnings per share	$(2.05)	$(0.54)	$0.66	$0.28	$0.07
Diluted (loss) earnings per share	$(2.05)	$(0.54)	$0.65	$0.27	$0.07
Weighted average common shares outstanding, basic	30,657	31,062	31,389	32,351	32,174
Weighted average common shares outstanding, diluted	30,657	31,062	31,612	32,626	32,427
Consolidated Balance Sheet Data:
Cash, cash equivalents and investment securities	$41,481	$111,058	$87,470	$107,699	$107,164
Property and equipment, net	163,212	166,746	167,502	158,028	153,202
Working capital	79,409	149,730	140,693	138,889	149,932
Total assets	325,106	373,692	390,684	386,654	375,493
Long-term debt, excluding current installments	11,737	13,212	13,482	4,080	13,993
Total stockholders’ equity	243,743	314,613	326,680	334,566	318,455
Other Consolidated Data:
Capital expenditures	$11,628	$15,172	$23,938	$17,747	$16,453

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our total revenue for 2010 was $198.1 million, including $163.2 million from our contract service business and $34.8 million from royalties on sales of Allegra®/Telfast.  We used $1.3 million in cash from operations, and we used $46.3 million, net of cash acquired for the acquisitions of AMRI UK and AMRI Burlington during 2010, along with $11.6 million in capital expenditures on our facilities and equipment, primarily related to international expansion and maintenance of existing facilities.  We recorded a net loss of $62.9 million in 2010, largely the result of a $36.8 million goodwill impairment charge, a $9.8 million arbitration charge, an $8.3 million long-lived asset impairment charge and a $5.6 million restructuring charge.  As of December 31, 2010, we had $41.5 million in cash, cash equivalents and investments and $13.2 million in bank and other related debt.

Strategy

We provide contract services to many of the world’s leading pharmaceutical and biotechnology companies. We derive our contract revenue from research and development expenditures and commercial manufacturing demands of the pharmaceutical and biotechnology industry.  We continue to execute our long-term strategy to develop and grow an integrated global platform from which we can provide these services.  We have research and/or manufacturing facilities in the United States, Hungary, Singapore, India and the United Kingdom.  In 2007, we completed the construction of a 50,000 square foot research center focusing primarily on custom synthesis and medicinal chemistry support services at the Shapoorji Pallonji Biotech Park in Hyderabad, India.  We enhanced our large-scale manufacturing capabilities with our acquisitions of large-scale manufacturing facilities in India in 2007 and 2008 and then completed a modernization and expansion of our pilot plant facility at this location in 2009.  Additionally in 2008, we completed a 10,000 square foot expansion of our Singapore Research Center, which not only increased existing discovery service capabilities, but also included the introduction of in vitro biology services at the facility.  In 2009, we completed the expansion of our Bothell, Washington and Budapest, Hungary facilities.  In 2010, we expanded our facility space at both our Hyderabad, India and Singapore locations and we have recently planned to further expand these sites.

In February 2010, we acquired Excelsyn Ltd. (“AMRI UK”), which we believe is a well recognized leader in providing chemical development and manufacturing services to the pharmaceutical industry in Europe.  In June 2010, we acquired AMRI Burlington, a formulation company whose capabilities include cGMP manufacturing and sterile filling of parenteral drugs.  AMRI Burlington provides high value-added contract manufacturing services in sterile syringe and vial filling using specialized technologies.  AMRI Burlington provides these services for both small molecule drug products and biologicals, from clinical phase to commercial scale.

We continue to integrate our research and manufacturing facilities worldwide, increasing our access to key global markets and enabling us to provide our customers with a flexible combination of high quality services and competitive cost structures to meet their individual outsourcing needs.  We seek comprehensive research and/or supply agreements with our customers, incorporating several of our service offerings and spanning across the entire pharmaceutical research and development process.  Our research facilities provide discovery, chemical development, analytical, and small-scale current Good Manufacturing Practices (“cGMP”) manufacturing services.  Compounds discovered and/or developed in our research facilities can then be more easily transitioned to production at our large-scale manufacturing facilities for use in clinical trials and, ultimately, commercial sales if the product meets regulatory approval.  Additionally, the acquisition of AMRI Burlington provides our Company with entry into a new and strategically important product offering.  We offer customers a fully integrated manufacturing process for sterile injectable drugs including the development and manufacture of the active pharmaceutical ingredient (“API”), the design of the criteria to formulate the API into an injectable drug product, and the manufacture of the final drug product.

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

In 2009 and continuing through 2010, we experienced a decrease in customer delivery patterns and demand caused by the economic downturn. As the industry emerges from this economic downturn, we believe that market pressures will exert an increasing trend toward outsourcing, primarily by large pharmaceutical companies as they seek to reduce their internal R&D resources in favor of a variable cost model that offers lower cost, high quality alternatives to meet their drug discovery and development needs.

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

We continue to build on our strategy of expanding and leveraging our global resources to meet changing and expanding global outsourcing needs, as evidenced by our recent and planned additional expansions of our international locations and with our acquisitions of AMRI UK and AMRI Burlington, which provide entry into the European development and manufacturing markets and incorporates sterile fill and finish capabilities into our service offerings, respectively.

Results of Operations

Operating Segment Data

We have organized our sales, marketing and production activities into the Discovery/Development/Small Scale Manufacturing (“DDS”) and Large Scale Manufacturing (“LSM”) segments based on the criteria set forth in ASC 280, ‘‘Disclosures about Segments of an Enterprise and Related Information.’’ We rely on an internal management accounting system to report results of these segments. The accounting system includes revenue and cost information by segment. We make financial decisions and allocate resources based on the information we receive from this internal system.  The DDS segment includes activities such as drug lead discovery, optimization, drug development and small scale commercial manufacturing.  The LSM segment includes pilot to commercial scale manufacturing of active pharmaceutical ingredients and intermediates, sterile syringe and vial filling, and high potency and controlled substance manufacturing.  API manufacturing is performed at our Rensselaer facility and is in compliance with cGMP.

Contract Revenue

Contract revenue consists primarily of fees earned under contracts with third-party customers. Our contract revenues for our DDS and LSM segments were as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
DDS	$83,308	$85,793	$113,955
LSM	79,921	71,007	81,500
Total	$163,229	$156,800	$195,455

DDS contract revenue for the year ended December 31, 2010 decreased 2.9% as compared to the same period in 2009.  This result is primarily due to a decrease in contract revenue caused by lower demand from specialty pharma/biotech customers for our U.S. services, offset in part by  the acquisition of AMRI UK along with higher demand for these services at our international locations, including an increased demand for our in vitro biology services worldwide.  We currently expect DDS contract revenue for full year 2011 to slightly increase from amounts recognized in 2010.

LSM contract revenue for the year ended December 31, 2010 increased 12.6% from the same period in 2009 primarily due to incremental revenues from the AMRI UK and AMRI Burlington acquisitions taking place in the first half of 2010.  Additionally, sales of commercial products increased $7.0 million, primarily due to an increase in commercial sales to LSM’s largest customer, as they return toward historical levels after reducing their purchases from us in 2009 in an effort to reduce their inventory levels.   These increases were offset, in part, by a  decrease of $7.9 million related to reduced demand for the production of clinical supply materials.

We currently expect LSM contract revenue for full year 2011 to significantly increase from amounts recognized in 2010.

DDS contract revenue for the year ended December 31, 2009 decreased 24.7% to $85.8 million as compared to the same period in 2008.  This result is primarily due to a decrease in contract revenue from development and small-scale manufacturing services of $18.2 million caused by lower demand from specialty pharma/biotech customers and more competitive pricing in the overall current economic downturn.  In addition, discovery services contract revenue decreased $10.0 million due primarily to the completion of revenue recognition in October 2008 related to the licensing and  funded research component of our on-going collaboration with BMS and the completion of recognition of access fees related to the preliminary screening phase of an on-going natural products collaboration.  The decrease was also due to lower customer demand for services performed at our international locations, offset in part by an increase in U.S. medicinal chemistry demand.

LSM contract revenue for the year ended December 31, 2009 decreased 12.9% to $71.0 million from the same period in 2008 primarily due to decreases in demand from LSM’s largest customer and timing of customer requirements of $9.8 million, a decrease of $6.7 million related to reduced demand for clinical supply materials, as well as production interruptions at our international facility.  These decreases were offset in part by an increase in commercial sales of $8.1 million, resulting from an increase in demand for existing commercial products, along with shipments of an additional commercial product in 2009.

Recurring Royalties

We earn royalties under our licensing agreement with sanofi-aventis S.A..  Royalties were as follows:

Year Ended December 31,
2010	2009	2008
(in thousands)
$34,838	$34,867	$28,305

Recurring royalties, which are based on the worldwide sales of Allegra®/Telfast, as well as on sales of sanofi-aventis’ authorized generics, remained flat for the year ended December 31, 2010 as compared to the same period in 2009.

Recurring royalties increased $6.6 million for the year ended December 31, 2009 from the same period in 2008 primarily due to an increase in international sales of Allegra® by sanofi-aventis as well as the addition of royalties on the sale of authorized generics by Teva, an increased royalty rate on one Allegra® product and the recognition of sublicensing fees received under the amended agreement with sanofi-aventis.

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

Milestone revenue

Milestone revenue is earned for achieving certain milestones included in licensing and research agreements with certain customers.  Milestone revenues were as follows:

Year Ended December 31,
2010	2009	2008
	(in thousands)
$—	$4,750	$5,500

No milestone revenue was recorded during the year ended December 31, 2010.  During the year ended December 31, 2009, milestone revenue of $4.8 million was recognized in conjunction with the Company’s license and research agreement with BMS.  $4.0 million was recognized as a result of the submission of a Clinical Trial Application and an additional $0.8 million was recognized for advancing a third compound into preclinical development.

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

Cost of Contract Revenue

Cost of contract revenue consists primarily of compensation and associated fringe benefits for employees, as well as chemicals, depreciation and other indirect project related costs. Cost of contract revenue for our DDS and LSM segments were as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
DDS	$72,903	$72,867	$75,981
LSM	79,770	65,872	70,094
Total	$152,673	$138,739	$146,075
DDS Gross Margin	12.5%	15.1%	33.3%
LSM Gross Margin	0.2%	7.2%	14.0%
Total Gross Margin	6.5%	11.5%	25.3%

DDS contract revenue gross margin decreased 2.6% for the year ended December 31, 2010 from the same period in 2009.  This decrease resulted from lower demand for our U.S services in relation to our fixed costs.

We currently expect DDS contract margins for 2011 to approximate amounts recognized in 2010.

LSM’s contract revenue gross margin decreased 7.0% from the year ended December 31, 2009.  This decrease is primarily due to lower revenues at our Burlington facility in relation to its fixed cost base due to the pending resolution of its FDA warning letter, along with unutilized capacity at our AMRI UK facility.

We currently expect LSM contract margins for 2011 to improve from amounts recognized in 2010 to slightly below margins recognized in 2009.

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

Year Ended December 31,
2010	2009	2008
(in thousands)
$3,484	$3,594	$2,901

We expect technology incentive award expense to generally fluctuate directionally and proportionately with fluctuations in Allegra® royalties in future periods.  Technology incentive award expense for the year ended December 31, 2010 remained consistent as compared to 2009, which reflects the relative consistency in royalty revenue.  Technology incentive award expense for the year ended December 31, 2009 increased as compared to 2008 due to the increase in recurring royalties for the same period as discussed above.

Research and Development

Research and development (“R&D”) expense consists of compensation and benefits for scientific personnel for work performed on proprietary technology R&D projects, costs of chemicals, materials, outsourced activities and other out of pocket costs and overhead costs. We utilize our expertise in integrated drug discovery to perform our internal R&D projects. The goal of these programs is to discover new compounds with commercial potential. We would then seek to license these compounds to a third party in return for a combination of up-front license fees, milestone payments and recurring royalty payments if these compounds are successfully developed into new drugs and reach the market. In addition, R&D is performed at our large-scale manufacturing facility related to the potential manufacture of new products, the development of processes for the manufacture of generic products with commercial potential, and the development of alternative manufacturing processes.  Research and development expenses were as follows:

Year Ended December 31,
2010	2009	2008
(in thousands)
$11,090	$14,547	$13,129

Research and development expenses decreased 23.8% from the year ended December 31, 2009.  This decrease was primarily due to lower compensation costs in 2010 caused by a reduction of research and development scientific resources and lower material costs, as we managed our costs by focusing on moving only our most advanced programs forward.  Additionally, in 2009 we recognized an increase in process R&D related to both improving the manufacturing process for our generic API products as well as the manufacturing process for our oncology compound, which was in Phase I clinical trials.

We currently expect R&D expense to decrease in 2011 from amounts recognized in 2010, as we strategically manage our R&D investments and continue to narrow the focus of R&D spending on only the most advanced development programs.

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

Research and development expenses increased 10.8% to $14.5 million for the year ended December 31, 2009 from the same period in 2008. The increase in R&D expense during the year ended December 31, 2009 was due primarily to improving the manufacturing process for our generic API products and by the continued establishment of R&D activities at our Singapore facility, including in vitro biology research capabilities.  The increase was further due to the advancement of our oncology compound through Phase I clinical trials and the transition of research staff to our MCH-1 obesity research program upon completion of the funded component of the collaboration with BMS.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consist of compensation and related fringe benefits for marketing, operational and administrative employees, professional service fees, marketing costs and costs related to facilities and information services.  SG&A expenses were as follows:

Year Ended December 31,
2010	2009	2008
(in thousands)
$42,396	$38,191	$39,361

Selling, general and administrative expenses increased 11.0% for the year ended December 31, 2010 from the same period in 2009.  The increase is primarily due to transaction costs associated with the AMRI UK and AMRI Burlington acquisitions in the first half of 2010, as well as incremental SG&A costs from these new operations.  These increases were partially offset by cost savings from reorganization of our U.S. locations in May 2010 and our large-scale India operations in December 2009.

SG&A expenses for 2011 are expected to remain flat from amounts recognized in 2010 as one time acquisition charges and AMRI Burlington remediation costs are reduced, offset by run rate impact from the 2010 acquisitions as well some investment in global capabilities on both sales and IT fronts.

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

Goodwill Impairment

Year Ended December 31,
2010	2009	2008
(in thousands)
$36,844	$22,900	$—

We recorded a goodwill impairment charge of $36.8 million in our LSM operating segment due to a change in the implied fair value of the segment’s goodwill to below its carrying value during the fourth quarter of 2010.  The change in the fair value of the segment was primarily attributable to the fact that in the fourth quarter of 2010 several events occurred in the LSM segment that significantly impacted our expected future performance for this segment.  Our AMRI UK facility was notified of an unplanned elimination in demand for a key commercial product, which has historically represented a significant amount of annual revenues at the site.  Significant demand for this product is not expected to return until 2012.  In addition, the FDA warning letter issued to our AMRI Burlington facility is expected to have both continued negative short-term financial impact during the remediation process, as well as delaying the planned integration of the AMRI Burlington business into our overall LSM platform and the forecasted resulting growth in the long term.

During the fourth quarter of 2009, we recorded a goodwill impairment charge of $22.9 million in our LSM operating segment due to a change in the implied fair value of the segment’s goodwill to below its carrying value.  The change in the fair value of the segment was primarily attributable to the fact that in the fourth quarter of 2009 several issues occurred in the LSM segment that significantly impacted our expected future performance.  Two phase III products that were expected to receive FDA approval were delayed, one by the FDA requiring more information and one by the customer in an effort to proactively collect more data before submitting to the FDA.  It was expected throughout 2009 that commercial manufacturing would commence on both these products at the AMRI Rensselaer LSM facility beginning in 2010.  This has now been delayed to at least 2011.  In addition, the Company was notified of additional unexpected reductions in demand for product under the commercial supply agreement with its largest customer.  These additional unplanned demand reductions in the fourth quarter added an element of risk related to the Company’s ability to achieve the significant revenues expected from this contract that were reflected in the future projections for the segment.

Property and Equipment Impairment

Year Ended December 31,
2010	2009	2008
(in thousands)
$10,848	$—	$—

In the second quarter of 2010, we recorded a long-lived asset impairment charges of $4.8 million in our DDS segment.  As a result of realigning some of the AMRI U.S. operating activities, the Company evaluated the future economic benefit expected to be generated from the revised operating activities in this facility against the carrying value of the facility’s property and equipment and determined that these assets were impaired.

In the fourth quarter of 2010, we recorded a long-lived asset impairment charge of $6.0 million in our LSM segment upon determining that the carrying value of certain assets at our AMRI India location used in the manufacturing of generic products was not recoverable based on projections of future revenues and cash flows expected to be derived from the use of these assets.

Restructuring Charges

Restructuring charges are included under the caption “Restructuring charges” in the consolidated statement of operations for the years ended December 31, 2010, 2009 and 2008 and the restructuring liabilities are included in “Accounts payable and accrued expenses” and “Accrued long-term restructuring” on the consolidated balance sheet at December 31, 2010 and 2009.

The following table displays the restructuring activity and liability balances for and as of December 31, 2010:

	Balance at January 1, 2010	Charges/ (reversals)	Paid Amounts	Foreign Currency Translation Adjustments	Balance at December 31, 2010
Termination benefits and personnel realignment	$55	$946	$(848)	(12)	$141
Lease termination charges	490	1,919	(468)	(9)	1,932
Losses on grant contracts	246	—	(135)	(19)	92
Facility and other costs	—	208	(208)	—	—
Administrative costs associated with restructuring	23	17	(12)	—	28
Total	$814	$3,090	$(1,671)	(40)	$2,193

Termination benefits and personnel realignment costs relate to severance packages, outplacement services, and career counseling for employees affected by this restructuring.  Lease termination charges and leasehold improvement abandonment charges relate to costs associated with exiting the facility, net of estimated sublease income. Losses on grant contracts represent estimated contractual losses that will be incurred in performing grant-based work under AMRI Hungary’s legacy business model.  Facility and other costs are charges associated with consolidating into other nearby Company locations.

Anticipated cash outflows related to the restructuring for 2011 is approximately $780.

The details of the restructuring activity displayed in the table above are as follows:

AMRI U.S.

In May 2010, we initiated a restructuring of our AMRI U.S. locations.  As part of our strategy to increase global competitiveness and continue to be diligent in managing costs, we implemented cost reduction activities at our operations in the U.S.  These cost reduction activities included a reduction in the U.S. workforce, as well as the suspension of operations at one of our research laboratory facilities in Rensselaer, New York.  Employees and equipment from this facility were consolidated into other nearby Company operations.

We recorded a restructuring charge of $3.2 million in 2010.  This charge includes lease termination charges of $2.2 million (net of estimated sublease income), termination benefits and personnel realignment costs of $0.8 million and facility and other costs of $0.2 million.  This restructuring activity was recorded within our DDS operating segment.

AMRI India

In December 2009, we initiated a restructuring of our AMRI India locations which consisted of closing and consolidating our Mumbai administrative office into our Hyderabad location as part of our goal to streamline operations and eliminate duplicate administrative functions.  We recorded a restructuring charge of approximately $0.4 million in the fourth quarter of 2009, including lease termination charges of $0.2 million, leasehold improvement abandonment charges of $0.1 million and administrative costs of less than $0.1 million.  The AMRI India restructuring activity was recorded in our LSM operating segment.

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

As a result of these restructurings, we recorded restructuring charges of approximately $1.8 million in 2008 and $0.3 million in 2009.  These restructuring charges included termination benefits and personnel realignment costs of approximately $1.0 million, lease termination charges of $0.6 million, losses on grant contracts of approximately $0.4 million and administrative costs associated with the restructuring plan of $0.1 million.  The Hungary restructuring activity was recorded in our DDS operating segment.

Arbitration charge

On August 19, 2009, AMRI Rensselaer notified one of its suppliers that it was cancelling a purchase agreement between the parties pursuant to a hardship clause of the agreement.  AMRI Rensselaer took the position that the cancellation was a valid and effective termination of the agreement under its terms while our supplier contended that the cancellation constituted repudiation of the contract for which they could recover damages.  Our supplier commenced arbitration in September 2009 with International Centre for Dispute Resolution ("ICDR") seeking damages for AMRI Rensselaer’s alleged wrongful repudiation of the agreement in the total amount of $9.3 million, consisting of $8.7 million as lost profit and $0.6 million as labor cost.

On October 13, 2010 the ICDR issued an arbitration award in favor of our supplier against AMRI Rensselaer.  The arbitrator awarded our supplier damages of $8.7 million plus interest at the rate of 9% starting from August 19, 2009.   AMRI accrued $9.6 million for the award and related interest expense in the quarter ended September 30, 2010.

On March 2, 2011, AMRI and our supplier entered into a Settlement and Supply agreement (“Agreement”) which serves to settle the arbitral award and other legal proceedings related to the arbitral award that are now pending.  The Agreement requires AMRI to pay $4.8 million to our supplier and provide a cash collateralized letter of credit to secure the remainder of the arbitral award plus accrued interest. The letter of credit will reduce quarterly based on certain volume purchase milestones.  The Agreement also re-establishes the supply relationship between AMRI and our supplier through 2018 with mutually beneficial terms.

As the letter of credit is reduced, the Company will be able to reduce the allocated portion of the accrued charge taken in the quarter ended September 30, 2010.  The maximum amount to be reversed is $5.5 million through 2014.

Interest income, net

	Year Ended December 31,
(in thousands)	2010	2009	2008
Interest expense	$(175)	$(270)	$(493)
Interest income	452	646	1,663
Interest income, net	$277	$376	$1,170

Interest expense decreased $0.1 million for the year ended December 31, 2010 as compared with the same period in 2009 due to the decrease of interest rates on our outstanding debt.

Interest expense decreased to $0.3 million for the year ended December 31, 2009 as compared with the same period in 2008 due to the decrease of interest rates on our outstanding debt.

Interest income decreased $0.2 million for the year ended December 31, 2010 as compared with the same period in 2009.  This decrease was primarily due to the decrease in the average balances of interest bearing cash and investments held during the year.

Interest income decreased to $0.6 million for the year ended December 31, 2009 as compared with the same period in 2008.  This decrease was primarily due to the decrease in interest rates earned on interest bearing investments during 2009, along with decreases in the average balances of interest bearing cash and investments held during the year.

Other (expense) income, net

Year Ended December 31,
2010	2009	2008
(in thousands)
$(962)	$(545)	$759

Other expense for the year ended December 31, 2010 increased $0.4 million as compared to the same period in 2009.  This difference is primarily due to fluctuations in rates associated with foreign currency transactions.

Other expense for the year ended December 31, 2009 was $0.5 million as compared to other income of $0.8 million for the same period in 2008.  This difference is primarily due to a net loss in 2009 associated with our foreign currency transactions as compared to a net gain in 2008.  Additionally, in 2009, we recorded greater losses on disposal of fixed assets as compared with 2008.

Income tax (benefit) expense

Year Ended December 31,
2010	2009	2008
(in thousands)
$(9,971)	$(5,357)	$7,330

Income tax benefit for the year ended December 31, 2009 was $10.0 million as compared to income tax benefit of $5.4 million for the same period in 2009.  This increase in income tax benefit is due to an increase in pre-tax loss, offset by a correction of prior year deferred tax assets, which resulted in additional income tax expense of $8.0 million.

We currently expect our effective tax rate for 2011 to be 34% of pre-tax income.

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

Liquidity and Capital Resources

We have historically funded our business through operating cash flows and proceeds from borrowings. During 2010, we used cash of $1.3 million for operating activities.

The recurring royalties we receive on the sales of Allegra®/Telfast have historically provided a material portion of our revenues and operating cash flows. As part of a settlement with Teva Pharmaceuticals, the Company received an upfront sublicense fee from sanofi-aventis of $10 million in 2008, and sanofi-aventis will pay royalties to the Company on the sale of products in the United States containing fexofenadine hydrochloride (the generic name for the active ingredient in ALLEGRA®) and products containing fexofenadine hydrochloride and pseudoephedrine hydrochloride (generic ALLEGRA®D-12) by Teva Pharmaceuticals through 2015, along with additional consideration.  Teva Pharmaceuticals launched a generic version of Allegra D-12® in November 2009.  As part of our amended licensing agreement with sanofi-aventis, we received quarterly royalties through July 2010 for the branded Allegra D-12® equal to the royalties paid for the quarter ended June 30, 2009.  Thereafter, the royalty rate has reverted to the rate in effect prior to the signing of the sub-license amendment and we also receive a royalty on Teva Pharmaceuticals’ sales of generic Allegra D-12®.

During 2010, we used $45.1 million in cash for investing activities, resulting primarily from the use of $18.0 million for the acquisition of AMRI UK in February 2010 and $28.4 million for the acquisition of AMRI Burlington, net of cash acquired in June 2010, along with $11.6 million for the acquisition of property and equipment.  These uses were offset in part by $13.9 million for net proceeds from investment securities.  During 2010, we used $9.7 million for financing activities, consisting primarily of $10.0 million used to repurchase shares of our common stock in the open market pursuant to a stock repurchase plan approved by our Board of Directors in June 2010.

Working capital, defined as current assets less current liabilities, was $79.4 million as of December 31, 2010, compared to $149.7 million at December 31, 2009   This decrease is primarily due to cash of $46.3 used for the acquisitions of AMRI Burlington and AMRI UK,  $11.6 million used for capital expenditures and $10.0 million used for the stock repurchase.

Total capital expenditures for the year ended December 31, 2010 were $11.6 million as compared to $15.2 million for the year ended December 31, 2009. Capital expenditures in 2010 were primarily related to international expansion and maintenance of our existing facilities.  For 2011, we expect to incur $10.0 to $15.0 million in capital expenditures primarily relating to international expansion of existing facilities.

We currently have a revolving line of credit in the amount of $45.0 million which has a maturity date in June 2013.  The line of credit bears interest at a variable rate based on our Company’s leverage ratio. As of December 31, 2010, the balance outstanding on the line of credit was $9.7 million, bearing interest at a rate of 1.50%.  The credit facility contains certain financial covenants, including a maximum leverage ratio, a minimum required operating cash flow coverage ratio, a minimum earnings before interest, taxes, depreciation and amortization and a minimum current ratio, as amended.  Other covenants include limits on asset disposals and the payment of dividends.  As of December 31, 2010, we were not in compliance with our covenants under the credit facility, however we received a waiver from our lender through April 15, 2011 while we renegotiate the agreement. The Company intends to amend its existing credit facility to provide for a revolving line of credit that will mature in 2012, and to refinance amounts outstanding under the current line of credit into a term loan with quarterly repayments through 2017. As of December 31, 2009, we were in compliance with our covenants under the credit facility.

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

We continue to pursue the expansion of our operations through internal growth and strategic acquisitions, as evidenced by our acquisitions in 2010 of AMRI UK and AMRI Burlington.  Both 2010 acquisitions were funded from existing cash and cash equivalents.

We expect that additional future capital expansion and acquisition activities, if any, could be funded with cash on hand, cash from operations, borrowings under our credit facility and/or the issuance of equity or debt securities.  There can be no assurance that attractive acquisition opportunities will be available to us or will be available at prices and upon such other terms that are attractive to us.  We regularly evaluate potential acquisitions of other businesses, products and product lines and may hold discussions regarding such potential acquisitions.  As a general rule, we will publicly announce such acquisitions only after a definitive agreement has been signed.  In addition, in order to meet our long-term liquidity needs or consummate future acquisitions, we may incur additional indebtedness or issue additional equity or debt securities, subject to market and other conditions.  There can be no assurance that such additional financing will be available on terms acceptable to us or at all.  The failure to raise the funds necessary to finance our future cash requirements or consummate future acquisitions could adversely affect our ability to pursue our strategy and could negatively affect our operations in future periods.

Off Balance Sheet Arrangements

We do not use special purpose entities or other off-balance sheet financing techniques that we believe have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital resources.

Contractual Obligations

The following table sets forth our long-term contractual obligations and commitments as of December 31,  2010.

Payments Due by Period (in thousands)

	Total	Under 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt (principal)	$13,212	$1,475	$3,780	$3,815	$4,142
Operating Leases	39,377	5,599	11,102	9,265	13,411
Purchase Commitments	7,185	7,185	—	—	—
Pension Plan Contributions	1,032	884	148	—	—

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

In 2010, 2009 and 2008 we awarded Technology Incentive Compensation primarily to Thomas D’Ambra, our Chairman, President and Chief Executive Officer and the inventor of the terfenadine carboxylic acid metabolite technology, which is covered by the Company’s patents relating to the active ingredient in Allegra.  In 2009 and 2008, awards were also granted in relation to the milestone payment from BMS made pursuant to the licensing and research agreement between the Company and BMS.  The amounts awarded and included in the consolidated statements of income for the years ended December 31, 2010, 2009 and 2008 are $3.5 million, $3.6 million and $2.9 million, respectively.  Included in accrued compensation in the accompanying consolidated balance sheets at both December 31, 2010 and 2009 are unpaid Technology Development Incentive Compensation awards of approximately $0.8 million.

Telecommunication Services

A member of the Company’s board of directors is the Chief Executive Officer of one of the providers of telephone and internet services to the Company.  This telecommunications company was paid approximately $0.2 million per year for services rendered to the Company in 2010, 2009 and 2008.

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

Inventory

Inventory consists primarily of commercially available fine chemicals used as raw materials, work-in-process and finished goods in our large-scale manufacturing plant.  Large-scale manufacturing inventories are valued on a first-in, first-out (“FIFO”) basis.  Inventories are valued at the lower of cost or market.  We regularly review inventories on hand and record a charge for slow-moving and obsolete inventory, inventory not meeting quality standards and inventory subject to expiration. The charge for slow-moving and obsolete inventory is based on current estimates of future product demand, market conditions and related management judgment. Any significant unanticipated changes in future product demand or market conditions that vary from current expectations could have an impact on the value of inventories.  Total inventories recorded on our consolidated balance sheet at December 31, 2010 and 2009 were $27.1 million and $25.1 million, respectively.  We recorded charges to reduce obsolete inventory balances of $1.4 million, $4.6 million and $4.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carry-forwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates.  To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.  We use our historical experience and our short and long-range business forecasts to provide insight. Further, our global business structure gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. Amounts recorded for deferred tax assets, net of valuation allowances, were $22.6 million and $20.6 million at December 31, 2010 and 2009, respectively.  Such 2010 year-end amounts are expected to be fully recoverable within the applicable statutory expiration periods.

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

Based upon the results of the valuation procedures performed at October 1, 2010, the fair value of the DDS segment exceeded its carrying value by 32%, and as such there was no indication of impairment.  There was an indication of impairment of the LSM segment, as the carrying value of the LSM segment exceeded its fair value.  In order to assess the estimated amount of impairment the Company performed the second step of the goodwill impairment test.  The second step involved an analysis reflecting the allocation of the fair value of the LSM segment as calculated in the first step to its assets and liabilities, including an assessment of whether there were any previously unidentified intangible assets in connection with LSM.  Based on the results of these procedures, the Company recorded a goodwill impairment charge of $36.8 million for the year ended December 31, 2010 in the LSM segment.  The results of these procedures did not result in the identification and allocation of fair value to previously unidentified intangible assets. Total goodwill recorded on our consolidated balance sheet at December 31, 2010 was $16.7 million.

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

In the second quarter of 2010, we recorded a long-lived asset impairment charges of $4.8 million in our DDS segment.  As a result of realigning some of the AMRI U.S. operating activities, the Company evaluated the future economic benefit expected to be generated from the revised operating activities in this facility against the carrying value of the facility’s property and equipment and determined that these assets were impaired.  A long-lived asset impairment charge of $6.0 million was recorded in the fourth quarter of 2010 in our LSM segment upon determining that the carrying value of certain assets at our AMRI India location used in the manufacturing of generic products was not recoverable based on projections of future revenues and cash flows expected to be derived from the use of these assets.

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

Our discount rates for our pension plan at December 31, 2010, 2009 and 2008 were 5.10%, 5.65% and 6.25%, respectively, reflecting market interest rates.

To determine the expected long-term rate of return on pension plan assets, we consider current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. In developing future return expectations for our pension plan’s assets, we evaluate general market trends as well as key elements of asset class returns such as expected earnings growth, yields and spreads across a number of potential scenarios.  In 2010 and 2009, assets in our pension plan earned 11.8% and 23.1%, respectively.  Based on our analysis of future expectations of asset performance, past return results, and our current and expected asset allocations, we have assumed an 8.0% long-term expected return on those assets.

Healthcare cost trend rates have a significant effect on the amounts reported for our postretirement welfare plan.  Due to the fact that no retirees are currently covered by the Postretirement Welfare Plan, survey data is reviewed for industry averages.  Based on this review, a trend of a 10% annual cost increase grading to an ultimate rate of 5% is within industry norms.

Loss Contingencies

Other loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Disclosure is required when there is a reasonable possibility that the ultimate loss will materially exceed the recorded provision. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis that often depend on judgments about potential actions by third parties such as regulators.  The Company enlists the technical expertise of its internal resources in evaluating current exposures and potential outcomes, and will utilize third party subject matter experts to supplement these assessments as circumstances dictate.

Recent Accounting Pronouncements

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

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements”, which addresses how revenues should be allocated among all products and services included in certain sales arrangements. It establishes a selling price hierarchy for determining the selling price of each product or service, with vendor-specific objective evidence (VSOE) at the highest level, third-party evidence of VSOE at the intermediate level, and a best estimate at the lowest level. It replaces “fair value” with “selling price” in revenue allocation guidance. It also significantly expands the disclosure requirements for such arrangements. ASU 2009-13 will be effective prospectively for sales entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The FASB permits early adoption of ASU 2009-13, applied retrospectively, to the beginning of the year of adoption.  The adoption of this ASU has not had a material impact on the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk with respect to foreign currency exchange rates and interest rates. The market risk is the potential loss arising from adverse changes in these rates as discussed below.

The Company has facilities in Singapore, India, Hungary and the United Kingdom and therefore is subject to foreign currency risk. This risk is composed of both potential losses from the translation of foreign currency financial statements and the remeasurement of foreign currency transactions. The total net assets of non-U.S. operations denominated in non-functional currencies subject to potential loss amount to approximately $55.9 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to approximately $5.6 million. Furthermore, related to foreign currency transactions, the Company has exposure to non-functional currency balances totaling approximately $10.5 million. This amount includes, on an absolute basis, exposures to foreign currency assets and liabilities. On a net basis, the Company had approximately $9.4 million of foreign currency assets as of December 31, 2010.  As currency rates change, these non-functional currency balances are revalued, and the corresponding adjustment is recorded in the consolidated statement of operations. A hypothetical change of 10% in currency rates could result in an adjustment to the consolidated statement of operations of approximately $0.9 million.

With respect to interest rates, the risk is composed of changes in future cash flows due to changes in interest rates on our variable rate $9.7 million line of credit and $3.6 million industrial development authority bonds.  The potential loss in 2011 cash flows from a 10% adverse change in quoted interest rates would approximate seventeen thousand dollars.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements and notes thereto appear on pages F-1 to F-45 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As required by rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management conducted an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, a material weakness was identified in our internal control over financial reporting with respect to our accounting for income taxes, namely, that we did not have adequately designed procedures to identify, evaluate, review and report complex tax accounting matters, as further described below under Management’s Annual Report on Internal Control over Financial Reporting. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of December 31, 2010.

(b) Management’s Annual Report on Internal Control over Financial Reporting

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

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, and identified the following material weakness in the Company’s internal control over financial reporting:

The Company did not maintain effective controls to provide reasonable assurance that the provision for income taxes is accurately stated. Specifically, the Company’s controls did not include adequate review of various income tax calculations, reconciliations and related supporting documentation to reasonably assure that the Company’s accounting for income taxes, including accounting for income taxes associated with acquisitions made by the Company, was in accordance with generally accepted accounting principles. As a result of this material weakness, there were misstatements in deferred income taxes, income tax expense and related disclosures in the draft financial statements that were corrected prior to issuance of the Company’s consolidated financial statements.  Additionally, there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Because of the material weakness described in the preceding paragraph, management has concluded that, as of December 31, 2010, the company’s internal control over financial reporting was not effective based on those criteria.

In making this assessment, management has excluded the internal control over financial reporting of AMRI Burlington, which was acquired on June 14, 2010 and whose financial statements constitute 3.0% of total consolidated assets and 2.4% of consolidated revenues as of and for the year ended December 31, 2010.

The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting.  That report appears of page F-3 of this Report.

(c) Changes in Internal Control Over Financial Reporting

Management’s assessment of the Company’s internal control over financial reporting identified a material weakness in the Company’s internal control over financial reporting related to the accounting for income taxes.  Other than the changes that resulted in the material weakness mentioned above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15 under the Exchange Act that occurred during the Company’s fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d) Remediation Plan for Material Weakness in Internal Control Over Financial Reporting

Management, in coordination with the input, oversight and support of our Audit Committee, has identified the following measures to strengthen our internal control over financial reporting and to address the material weakness described above:

•	Improve tax accounting procedures for the calculation and reconciliation of deferred income tax assets and liabilities including validation of underlying supporting data; and

•
Enhance the quarterly and annual review processes for significant and complex matters related to the tax provision by engaging external tax experts to support the Company’s financial closing and reporting process.

Management intends to continue to monitor internal controls and progress on the remediation steps identified above and, if further improvements or enhancements are identified, take steps to implement such improvements or enhancements.

Management believes the measures described above, once designed and operating effectively, will strengthen our internal control over financial reporting. As the evaluation and work to improve our internal control over financial reporting continues, we may determine to take additional remediation measures or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.  The Company cannot provide any assurance that these remediation efforts will be successful or that the Company’s internal control over financial reporting will be effective as a result of these efforts.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE .

The information appearing under the captions “Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or around June 1, 2011 is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information appearing under the captions “Executive Compensation—Summary Compensation,—Compensation Committee Interlocks and Insider Participation, and—Agreements with Named Executive Officers,” and “Information Regarding Directors—The Board of Directors and its Committees” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or around June 1, 2011 is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under the caption “Principal and Management Stockholders” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or around June 1, 2011 is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information appearing under the caption “Certain Transactions” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or around June 1, 2011 is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the caption “Audit Fees” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or around June 1, 2011 is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)            Financial Statements.

The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

(a) (2)            Financial Statement Schedules

The following financial schedule of Albany Molecular Research, Inc. is included in this annual report on Form 10-K.

Schedule II—Valuation and Qualifying Accounts	F-44

Schedules other than that which is listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

(a) (3)            Exhibits

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement, dated February 17, 2010, by and among the Company and the shareholders of Excelsyn Limited, for the sale and purchase of Excelsyn Limited and its subsidiary, Excelsyn Molecular Development Limited (incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 000-25323).

2.2
Agreement, dated June 14, 2010, by and among the Company and the shareholders of Hyaluron, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 000-25323).

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

Exhibit No.		Description
10.2	*	1998 Stock Option and Incentive Plan of the Company (incorporated herein by reference to Exhibit 10.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, File No. 333-58795).
10.3	*
Amended and Restated 1992 Stock Option Plan of the Company (incorporated herein by reference to Exhibit 10.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-58795).

10.4	*	1998 Employee Stock Purchase Plan of the Company (incorporated herein by reference to Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-58795)).
10.5	*	Amendment to 1998 Employee Stock Purchase Plan of the Company (filed herein)
10.6
Form of Indemnification Agreement between the Company and each of its directors (incorporated herein by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-58795).

10.7
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

10.8	*
Amendment to 1998 Stock Option and Incentive Plan of the Company (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, File No. 000-25323).

10.9	*	Technology Development Incentive Plan (incorporated herein by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-58795).
10.10
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

10.14	*
Form of Restricted Stock Award Agreement under 1998 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2005, File No. 000-25323).

10.15	*
Albany Molecular Research, Inc. Incentive Bonus Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2005, File No. 000-25323).

10.16	*
Form of Incentive Stock Option Agreement under 1998 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed with the Securities and Exchange Commission on May 10, 2005, File No. 000-25323).

10.17	*
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

Exhibit No.		Description
10.19
License and Research Agreement, dated as of October 20, 2005, between Albany Molecular Research, Inc., AMR Technology, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 000-25323).

10.20	*
Form of Notice of Acceleration of Certain Stock Options and Acknowledgement of Lock-Up dated January 25, 2006 (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 000-25323).

10.21	*
Amended and Revised Technology Department Incentive Plan, dated October 13, 2003 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, File No. 0-25323).

10.22	*
Amended and Restated Employment Agreement, dated August 5, 2008, between Albany Molecular Research, Inc. and Thomas E. D’Ambra, Ph.D. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the Securities and Exchange Commission on August 7, 2008, File No. 000-25323).

10.23	*
Amended and Restated Employment Agreement, dated August 5, 2008, between Albany Molecular Research, Inc. and Mark T. Frost (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the Securities and Exchange Commission on August 7, 2008, File No. 000-25323).

10.24	*
Amended and Restated Employment Agreement, dated August 5, 2008, between Albany Molecular Research, Inc. and W. Steven Jennings (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the Securities and Exchange Commission on August 7, 2008, File No. 000-25323).

10.25	*
2008 Stock Option and Incentive Plan, approved on June 4, 2008 (incorporated herein by reference to Exhibit 1 to Schedule 14A filed with the Securities and Exchange Commission on April 29, 2008, File No. 000-25323).

10.26
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

10.27
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

10.28	*
Employment Agreement, dated August 5, 2008, between Albany Molecular Research, Inc. and Steven R. Hagen, Ph.D. (incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No, 000-25323).

10.29
Fifth Amendment to Credit Agreement, dated as of June 26, 2008, by and among Albany Molecular Research, Inc., Bank of America, N.A. and RBS Citizens, National Association (successor by merger to Citizens Bank of Massachusetts) (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-25323).

10.30
Sixth Amendment to Credit Agreement, dated as of November 5, 2010, by and among Albany Molecular Research, Inc., Bank of America, N.A., JP Morgan Chase Bank, N.A. and RBS Citizens, National Association (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on November 9, 2010, File No. 000-25323)

10.31
Research/Manufacturing Agreement between Schering Corporation and Albany Molecular Research, Inc. dated January 13, 2006 (filed with certain information omitted pursuant to a request for confidential treatment  and filed separately with the Securities and Exchange Commission) (incorporated herein by reference to Exhibit 10.1 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on February 17, 2011, File No. 000-25323).

Exhibit No.	Description
10.32
Seventh Amendment dated July 14, 2010 to the Research/Manufacturing Agreement between Schering Corporation and Albany Molecular Research, Inc. dated January 13, 2006 (filed with certain information omitted pursuant to a request for confidential treatment  and filed separately with the Securities and Exchange Commission) (incorporated herein by reference to Exhibit 10.2 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on February 17, 2011, File No. 000-25323).

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

Dated: March 16, 2011	Albany Molecular Research, Inc.

	By:	/s/ Thomas E. D’Ambra
Thomas E. D’Ambra, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas E. D’Ambra	Chairman of the Board, President, Chief Executive	March 16, 2011
Thomas E. D’Ambra, Ph.D.	Officer and Director (Principal Executive Officer)
March 16, 2011
Senior Vice President, Administration, Chief Financial
/s/ Mark T. Frost	Officer and Treasurer
Mark T. Frost	(Principal Financial and Accounting Officer)

/s/ Paul S. Anderson	Director	March 16, 2011
Paul S. Anderson, Ph.D.

/s/ Veronica G.H. Jordan	Director	March 16, 2011
Veronica G.H. Jordan, Ph.D.

/s/ Gabriel Leung	Director	March 16, 2011
Gabriel Leung

/s/ Kevin O’Connor	Director	March 16, 2011
Kevin O’Connor

/s/ Arthur J. Roth	Director	March 16, 2011
Arthur J. Roth

/s/ Una S. Ryan	Director	March 16, 2011
Una S. Ryan, Ph.D., O.B.E.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
ALBANY MOLECULAR RESEARCH, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Albany Molecular Research, Inc.:

We have audited the accompanying consolidated balance sheets of Albany Molecular Research, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive (loss) income, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Albany Molecular Research, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Albany Molecular Research, Inc’s. internal control over financial reporting as of December 31, 2010, based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2011, expressed an adverse opinion on the effectiveness of Albany Molecular Research, Inc.’s internal control over financial reporting.

/s/ KPMG LLP
Albany, New York
March 16, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Albany Molecular Research, Inc.:

We have audited internal control over financial reporting of Albany Molecular Research, Inc. and subsidiaries (the Company) as of December 31, 2010, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to inadequate and ineffective controls over income tax accounting and disclosure has been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2010 and the consolidated statements of operations, stockholders’ equity and comprehensive (loss) income, and cash flows for the year then ended. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2010 consolidated financial statements, and this report does not affect our report dated March 16, 2011, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Albany Molecular Research, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by Committee of Sponsoring Organizations of the Treadway Commission.

Albany Molecular Research, Inc. acquired AMRI Burlington on June 14, 2010, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting of as of December 31, 2010, AMRI Burlington’s internal control over financial reporting. AMRI Burlington’s financial statements constitute 3.0% of the Company’s total consolidated assets and 2.4% of consolidated revenues as of and for the year ended December 31, 2010. Our audit of internal control over financial reporting of Albany Molecular Research, Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of AMRI Burlington.

/s/ KPMG LLP
Albany, New York
March 16, 2011

ALBANY MOLECULAR RESEARCH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2010, 2009 and 2008
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Contract revenue	$163,228	$156,800	$195,455
Recurring royalties	34,838	34,867	28,305
Milestone revenue	—	4,750	5,500
Total revenue	198,066	196,417	229,260
Cost of contract revenue	152,673	138,739	146,075
Technology incentive award	3,484	3,594	2,901
Research and development	11,090	14,547	13,129
Selling, general and administrative	42,396	38,191	39,361
Goodwill impairment	36,844	22,900	—
Property and equipment impairment	10,848	—	—
Restructuring charges	3,090	329	1,833
Arbitration charge	9,798	—	—
Total costs and expenses	270,223	218,300	203,299
(Loss) income from operations	(72,157)	(21,883)	25,961
Interest expense	(175)	(270)	(493)
Interest income	452	646	1,663
Other (expense) income, net	(962)	(545)	759
(Loss) income before income tax (benefit) expense	(72,842)	(22,052)	27,890
Income tax (benefit) expense	(9,971)	(5,357)	7,330
Net (loss) income	$(62,871)	$(16,695)	$20,560

Basic (loss) earnings per share	$(2.05)	$(0.54)	$0.66
Diluted (loss) earnings per share	$(2.05)	$(0.54)	$0.65

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
(In thousands, except per share amounts)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$25,747	$80,953
Marketable securities	15,734	30,105
Accounts receivable (net of allowance for doubtful accounts of $557 at December 31, 2010 and $425 at December 31, 2009)	32,766	23,616
Royalty income receivable	7,416	7,101
Income taxes receivable	7,638	—
Inventory	27,102	25,143
Prepaid expenses and other current assets	10,110	8,838
Deferred income taxes	7,533	4,708
Total current assets	134,046	180,464
Property and equipment, net	163,212	166,746
Goodwill	16,698	17,551
Intangible assets and patents, net	3,942	2,461
Equity investment in unconsolidated affiliates	956	956
Deferred income taxes	596	1,166
Other assets	5,656	4,348
Total assets	$325,106	$373,692
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$24,718	$15,277
Deferred revenue and licensing fees	14,083	10,777
Accrued compensation	3,679	3,091
Arbitration reserve	9,798	—
Accrued pension benefits	884	218
Income taxes payable	—	1,101
Current installments of long-term debt	1,475	270
Total current liabilities	54,637	30,734
Long-term liabilities:
Long-term debt, excluding current installments	11,737	13,212
Accrued long-term restructuring	1,413	—
Deferred rent	1,263	1,354
Deferred licensing fees	5,714	7,143
Pension and postretirement benefits	6,408	6,445
Environmental liabilities	191	191
Total liabilities	81,363	59,079
Commitments and contingencies (Notes 13 and 16)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 50,000 shares, 35,667 shares issued in 2010 and 35,467 shares issued in 2009	357	355
Additional paid-in capital	203,964	201,667
Retained earnings	111,250	174,121
Accumulated other comprehensive loss, net	(4,940)	(4,642)
	310,631	371,501
Less, treasury shares at cost, 5,411 shares in 2010 and 3,825 shares in 2009	(66,888)	(56,888)
Total stockholders’ equity	243,743	314,613
Total liabilities and stockholders’ equity	$325,106	$373,692

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME
Years Ended December 31, 2010, 2009 and 2008
(In thousands)

						Accumulated
		Common Stock		Additional		Other	Treasury Stock
	Preferred	Number of	Par	Paid-in	Retained	Comprehensive	Number of			Comprehensive
	Stock	Shares	Value	Capital	Earnings	Income (Loss)	Shares	Amount	Total	Income (Loss)
Balances at January 1, 2008	$—	35,075	$351	$195,985	$170,256	$5,147	(2,077)	$(37,171)	$334,568
Comprehensive Income:
Net income					20,560				20,560	$20,560
Unrealized gain on investment securities, available-for-sale, net of taxes						67			67	67
Unrealized loss on interest rate swap contract, net of taxes						(5)			(5)	(5)
Pension and other postretirement benefits:
Amortization of actuarial loss, net of taxes						8			8	8
Current year actuarial loss, net of taxes						(4,510)			(4,510)	(4,510)
Foreign currency translation loss						(7,328)			(7,328)	(7,328)
Total other comprehensive loss						(11,768)
Total comprehensive income										$8,792
Treasury stock purchases							(1,748)	(19,717)	(19,717)
Tax benefit from exercise of stock options				56					56
Share-based payment expense				665					665
Issuance of restricted stock		175	2	(2)					—
Amortization of unearned compensation - restricted stock				1,031					1,031
Forfeiture of unearned compensation - restricted stock		(68)	(1)	1					—
Issuance of common stock in connection with stock option plan and ESPP		96	1	1,284					1,285
Balances at December 31, 2008	$—	35,278	$353	$199,020	$190,816	$(6,621)	(3,825)	$(56,888)	$326,680
Net loss					(16,695)				(16,695)	$(16,695)
Unrealized loss on investment securities, available-for-sale, net of taxes						(10)			(10)	(10)
Pension and other postretirement benefits:
Amortization of actuarial loss, net of taxes						29			29	29
Current year actuarial gain, net of taxes						16			16	16
Foreign currency translation gain						1,944			1,944	1,944
Total other comprehensive income						1,979
Total comprehensive loss										$(14,716)
Tax benefit from exercise of stock options				5					5
Share-based payment expense				765					765
Issuance of restricted stock		165	2	(2)					—
Amortization of unearned compensation - restricted stock				1,369					1,369
Forfeiture of unearned compensation - restricted stock		(41)	(1)	1					—
Issuance of common stock in connection with stock option plan and ESPP		65	1	509					510
Balances at December 31, 2009	$—	35,467	355	201,667	174,121	(4,642)	(3,825)	$(56,888)	314,613
Net loss					(62,871)				(62,871)	(62,871)
Unrealized loss on investment securities, available-for-sale, net of taxes						(49)			(49)	(49)
Pension and other postretirement benefits:
Amortization of actuarial loss, net of taxes						144			144	144
Current year actuarial loss, net of taxes						(645)			(645)	(645)
Foreign currency translation gain						252			252	252
Total other comprehensive loss						(298)
Total comprehensive loss										$(63,169)
Treasury stock purchases							(1,586)	(10,000)	(10,000)
Share-based payment expense				565					565
Issuance of restricted stock		174	2	(2)					—
Amortization of unearned compensation - restricted stock				1,141					1,141
Forfeiture of unearned compensation - restricted stock		(78)	(1)	1					—
Issuance of common stock in connection with stock option plan and ESPP		104	1	592					593
Balances at December 31, 2010	$—	35,667	357	203,964	111,250	(4,940)	(5,411)	$(66,888)	243,743

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010, 2009 and 2008
(In thousands)

	Year ended December 31,
	2010	2009	2008
Operating Activities
Net (loss) income	$(62,871)	$(16,695)	$20,560
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	17,102	16,824	17,784
Net amortization of premiums on marketable securities	359	305	238
Writedown for obsolete inventories	1,398	4,586	3,975
Provision (recovery) for doubtful accounts	363	(166)	480
Forgiven principal on notes receivable	54	125	69
Deferred income tax (benefit) expense	(1,918)	(10,980)	1,535
Impairment of goodwill	36,844	22,900	—
Property and equipment impairment	10,848	—	—
Loss on disposal of property and equipment	331	753	274
Stock-based compensation expense	1,706	2,134	1,696
Changes in operating assets and liabilities that provide (use) cash, net of business combinations:
Accounts receivable	(7,661)	15,079	(10,961)
Royalty income receivable	(315)	(431)	(584)
Inventory	(1,339)	(1,059)	(10,024)
Prepaid expenses and other assets	(1,795)	1,158	(5,704)
Accounts payable, accrued compensation and accrued expenses	15,511	(4,196)	4,735
Income taxes payable	(8,739)	(2,097)	1,409
Deferred revenue and licensing fees	(909)	10,620	378
Pension and postretirement benefits	(133)	28	(476)
Deferred rent	(157)	198	1,156
Net cash (used in) provided by operating activities	(1,321)	39,086	26,540
Investing Activities
Purchases of marketable securities	(7,825)	(19,549)	(25,265)
Proceeds from sales and maturities of marketable securities	21,756	16,191	60,262
Purchase of business, net of cash acquired	(46,340)	(12)	(1,729)
Purchases of property and equipment	(11,628)	(15,172)	(23,938)
Payments for patent applications and other costs	(1,020)	(693)	(423)
Proceeds from disposal of property and equipment	—	143	71
Net cash (used in) provided by investing activities	(45,057)	(19,092)	8,978
Financing Activities
Purchases of treasury stock	(10,000)	—	(19,717)
Principal payments on long-term debt	(270)	(260)	(9,643)
Borrowings on long-term debt	—	—	9,405
Tax benefit of stock option exercises	—	5	56
Proceeds from exercise of options and Employee Stock Purchase Plan	592	510	1,285
Net cash (used in) provided by financing activities	(9,678)	255	(18,614)
Effect of exchange rate changes on cash flows	850	304	(2,010)
(Decrease) increase in cash and cash equivalents	(55,206)	20,553	14,894
Cash and cash equivalents at beginning of year	80,953	60,400	45,506
Cash and cash equivalents at end of year	$25,747	$80,953	$60,400

Supplemental disclosure of non-cash investing and financing activities:
Unrealized (loss) gain on securities available-for-sale, net of tax	$(49)	$(10)	$67
Unrealized loss on swap contract, net of tax	$—	$—	$(5)
Actuarial (gain) loss on pension and other postretirement liability, net of tax	$(501)	$45	$(4,502)
Issuance of restricted stock	$1,440	$1,384	$2,041
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$174	$270	$493
Income taxes	$554	$7,792	$2,906

ALBANY MOLECULAR RESEARCH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Years Ended December 31, 2010, 2009 and 2008
(In thousands)

In June 2010, the Company completed the purchase of all of the outstanding shares of Hyaluron, Inc., a formulation facility located in Burlington, Massachusetts. The aggregate purchase price was $29,098.

Fair value of assets acquired	$32,548
Cash paid for net assets, net of cash acquired	(28,358)
Liabilities assumed	$4,190

In February 2010, the Company completed the purchase of all of the outstanding shares of Excelsyn Ltd., a chemical development and manufacturing facility located in Holywell, United Kingdom. The aggregate purchase price was $17,982.

Fair value of assets acquired	$22,373
Cash paid for net assets	(17,982)
Liabilities assumed	$4,391

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(In thousands, except share and per share amounts)

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

Basis of Presentation:

The consolidated financial statements include the accounts of Albany Molecular Research, Inc. (“AMRI”) and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated during consolidation. When necessary, prior years’ consolidated financial statements have been reclassified to conform to the current year presentation. Assets and liabilities of non-U.S. operations are translated at period-end rates of exchange, and the statements of operations are translated at the average rates of exchange for the period. Gains or losses resulting from translating non-U.S. currency financial statements are recorded in accumulated other comprehensive (loss) income in the accompanying December 31, 2010 and 2009 consolidated balance sheets.

Use of Management Estimates:

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in the accompanying consolidated financial statements include assumptions regarding the collectibility of receivables, the valuation of inventory, the fair value of goodwill, intangible assets, and long-lived assets, and the estimated fair values of net assets acquired in business combinations. Other significant estimates include assumptions utilized in determining the amount and realizabilty of deferred tax assets, assumptions utilized in determining actuarial obligations in conjunction with the Company’s pension and postretirement health plans, the estimation of restructuring charges, assumptions utilized in determining stock-based compensation, and assumptions associated with legal contingencies. Actual results can vary from these estimates.

Contract Revenue Recognition:

The Company’s contract revenue consists primarily of fees earned under contracts with third-party customers and reimbursed expenses under such contracts. The Company also seeks to include provisions in certain contracts that contain a combination of up-front licensing fees, milestone and royalty payments should the Company’s proprietary technology and expertise lead to the discovery of new products that become commercial. Reimbursed expenses consist of chemicals and other project specific costs. Generally, the Company’s contracts may be terminated by the customer upon 30 days’ to one year’s prior notice, depending on the terms and/or size of the contract. The Company analyzes its agreements to determine whether the elements can be separated and accounted for individually or as a single unit of accounting in accordance with the FASB’s Accounting Standards Codification (“ASC”) 605-25, “Revenue Arrangements with Multiple Deliverables,” and Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”. Allocation of revenue to individual elements that qualify for separate accounting is based on the fair value of the respective elements.

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
December 31, 2010 and 2009
(In thousands, except share and per share amounts)

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

Up-Front License Fees and Milestone Revenue. The Company recognizes revenue from up-front non-refundable licensing fees on a straight-line basis over the period of the underlying project. The Company will recognize revenue arising from a substantive milestone payment upon the successful achievement of the event, and the resolution of any uncertainties or contingencies regarding potential collection of the related payment, or if appropriate over the remaining term of the agreement.

Recurring Royalties Revenue. Recurring royalties consist of royalties under a license agreement with sanofi-aventis based on the worldwide sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere, as well as on sales of sanofi-aventis’ authorized generics. The Company records royalty revenue in the period in which the sales of Allegra/Telfast occur, because we can reasonably estimate such royalties. Royalty payments from sanofi-aventis are due within 45 days after each calendar quarter and are determined based on sales of Allegra/Telfast in that quarter, with the exception of Allegra D-12 which had a fixed royalty amount through July 2010. Thereafter, the royalty rate has reverted to the rate in effect prior to the signing of the sub-license amendment and the Company will also receive a royalty on Teva Pharmaceuticals’ sales of the generic D-12.

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

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(In thousands, except share and per share amounts)

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

Marketable Securities:

Marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive (loss) income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income or expense. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Included in marketable securities at December 31, 2010 and 2009, are $2,100 and $2,300, respectively, of auction rate municipal bonds, classified as available-for-sale securities. The Company’s investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates. As a result, there are no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these securities. All income generated from these current investments is recorded as interest income.

Property and Equipment:

Property and equipment are initially recorded at cost or, if acquired as part of a business combination, at fair value. Expenditures for maintenance and repairs are expensed when incurred. When assets are sold, retired, or otherwise disposed of, the applicable costs and accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized.

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

Equity Investments in Unconsolidated Subsidiaries:

The Company maintains an equity investment in a company that has operations in areas within the Company’s strategic focus. This investment is in a leveraged start-up company and was recorded at historical cost.

The Company records an impairment charge when an investment has experienced a decline in value that is other-than-temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in the Company’s inability to recover the carrying value of the investments thereby requiring an impairment charge in the future.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(In thousands, except share and per share amounts)

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

See Note 8 for further information on the Company’s goodwill balances.

Patents, Patent Application Costs and Customer Relationships:

The costs of patents issued and acquired are being amortized on the straight-line basis over the estimated remaining lives of the issued patents. Patent application and processing costs are capitalized and will be amortized over the estimated life once a patent is acquired or expensed in the period the patent application is denied or the related appeal process has been exhausted.

Customer relationships acquired are being amortized on a straight-line basis over the estimated period of benefit from these relationships.

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

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(In thousands, except share and per share amounts)

Loss Contingencies:

Loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Disclosure is required when there is a reasonable possibility that the ultimate loss will be material. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis that often depend on judgments about potential actions by third parties such as regulators. The Company enlists the technical expertise of its internal resources in evaluating current exposures and potential outcomes, and will utilize third party subject matter experts to supplement these assessments as circumstances dictate.

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

The per share weighted-average fair value of stock options granted is determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2010	2009	2008
Expected life in years:	5	5	5
Interest rate	2.27%	1.98%	2.63%
Volatility	46%	48%	43%
Dividend yield	—	—	—

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

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(In thousands, except share and per share amounts)

The following table provides basic and diluted earnings per share calculations:

	Year Ended December 31, 2010			Year Ended December 31, 2009			Year Ended December 31, 2008
	Net Loss	Weighted Average Shares	Per Share Amount	Net Loss	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic (loss) earnings per share	$(62,871)	30,657	$(2.05)	$(16,695)	31,062	$(0.54)	$20,560	31,389	$0.66
Dilutive effect of stock options	—	—	—	—	—	—	—	40	—
Dilutive effect of restricted stock	—	—	—	—	—	—	—	183	(0.01)
Diluted (loss) earnings per share	$(62,871)	30,657	$(2.05)	$(16,695)	31,062	$(0.54)	$20,560	31,612	$0.65

The weighted average number of anti-dilutive options outstanding were 1,872, 2,049 and 1,573 for the years ended December 31, 2010, 2009 and 2008, respectively, and were excluded from the calculation of diluted earnings per share.

Restructuring Charges:

The Company accounts for its restructuring costs as required by ASC 420-10 “Accounting for Costs Associated with Exit or Disposal Activities”, which requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred, except for one-time termination benefits that meet certain requirements.

2.    Business Combinations

Acquisition of Hyaluron Inc.

On June 14, 2010 the Company completed the purchase of all of the outstanding shares of Hyaluron, Inc. (“AMRI Burlington”), a formulation facility located in Burlington, Massachusetts. The aggregate purchase price was $29,098.

AMRI Burlington provides high value-added contract manufacturing services in sterile syringe and vial filling using specialized technologies including lyophilization. AMRI Burlington provides these services for both small molecule drug products and biologicals, from clinical phase to commercial scale. AMRI Burlington is part of the Company’s Large Scale Manufacturing (“LSM”) segment.

The following table summarizes the final allocation of the purchase price to the estimated fair value of the net assets acquired:

June 14, 2010
Assets Acquired
Cash	$740
Accounts receivable	802
Inventory	1,013
Prepaid expenses and other current assets	187
Property and equipment	7,626
Other non-current assets	73
Intangibles	855
Goodwill	21,992
Total assets acquired	$33,288

Liabilities Assumed
Accounts payable and accrued expenses	$1,338
Deferred revenue	2,786
Other liabilities	66
Total liabilities assumed	$4,190

Net assets acquired	$29,098

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(In thousands, except share and per share amounts)

In the fourth quarter of 2010, the Company recorded an impairment of the above noted goodwill. See Note 8 for further information.

The following table shows the unaudited condensed pro forma statements of operations for the years ended December 31, 2010 and 2009 as if the AMRI Burlington acquisition had occurred on January 1, 2009:

	Year Ended	Year ended
(Dollars in thousands, except for per share data)	December 31, 2010	December 31, 2009

Total revenue	$203,177	$209,255

Total operating expenses	277,593	231,648

Loss from operations	(74,416)	(22,393)

Other income (expense), net	(669)	(115)

Loss before income taxes	(75,085)	(22,508)

Income tax benefit	(10,756)	(5,517)

Net loss	$(64,329)	$(16,991)

Basic loss per share	$(2.10)	$(0.55)

Diluted loss per share	$(2.10)	$(0.55)

On August 18, 2010, the Company received a warning letter, dated August 17, 2010, from the U.S. Food and Drug Administration (“FDA”) in conjunction with the FDA’s inspection of the Company’s AMRI Burlington manufacturing facility in March 2010. The warning letter did not restrict production or shipment of products from the facility, although the Company has suspended production while remediation steps are undertaken to address the FDA’s observations. The Company has been working with the FDA to resolve the issues identified in the warning letter. As of February 22, 2011, the Company provided the FDA with its second interim update pertaining to the warning letter. The Company anticipates the FDA will re-inspect the facilities in the near future.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(In thousands, except share and per share amounts)

Acquisition of Excelsyn Ltd.

On February 17, 2010, the Company completed the purchase of all of the outstanding shares of Excelsyn Ltd. (“AMRI UK”), a chemical development and manufacturing facility located in Holywell, United Kingdom. The aggregate purchase price was $17,982.

AMRI UK provides development and large scale manufacturing services to large pharmaceutical, specialty pharmaceutical and biotechnology customers throughout Europe, Asia and North America. Manufacturing services include pre-clinical and Phase I – III product development as well as commercial manufacturing services for approved products. The acquisition of AMRI UK expands AMRI’s portfolio of development and large scale manufacturing facilities as well as its customer portfolio, with little overlap of customers between the two companies. AMRI UK includes operations that are part of the Company’s LSM segment as well as operations that are part of the Company’s Discovery/Development/Small Scale Manufacturing (“DDS”) segment.

The following table summarizes the final allocation of the purchase price to the estimated fair value of the net assets acquired:

February 17, 2010
Assets Acquired
Accounts receivable	$984
Inventory	1,005
Prepaid expenses and other current assets	751
Property and equipment	4,606
Goodwill	15,027
Total assets acquired	$22,373

Liabilities Assumed
Accounts payable and accrued expenses	$4,391
Total liabilities assumed	$4,391

Net assets acquired	$17,982

In the fourth quarter of 2010, the Company recorded an impairment of the goodwill associated with the LSM segment. See Note 8 for further information.

Pro forma financial information for the year ended December 31, 2010, as if the AMRI UK acquisition had been completed as of January 1, 2009, has been excluded due to the immateriality of the operating results of AMRI UK in relation to the Company’s consolidated operating results as a whole.

3.     Restructuring

The restructuring costs are included under the caption “Restructuring and impairment charges” in the consolidated statement of operations for the year ended December 31, 2010, 2009 and 2008 and the restructuring liabilities are included in “Accounts payable and accrued expenses” and “Accrued long-term restructuring” on the consolidated balance sheet at December 31, 2010 and 2009.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(In thousands, except share and per share amounts)

The following table displays the restructuring activity and liability balances for and as of December 31, 2010:

	Balance at January 1, 2010	Charges/ (reversals)	Paid Amounts	Foreign Currency Translation Adjustments	Balance at December 31, 2010
Termination benefits and personnel realignment	$55	$946	$(848)	(12)	$141
Lease termination charges	490	1,919	(468)	(9)	1,932
Losses on grant contracts	246	—	(135)	(19)	92
Facility and other costs	—	208	(208)	—	—
Administrative costs associated with restructuring	23	17	(12)	—	28
Total	$814	$3,090	$(1,671)	$(40)	$2,193

Termination benefits and personnel realignment costs relate to severance packages, outplacement services, and career counseling for employees affected by this restructuring. Lease termination charges and leasehold improvement abandonment charges relate to costs associated with exiting the facility, net of estimated sublease income. Losses on grant contracts represent estimated contractual losses that will be incurred in performing grant-based work under Hungary’s legacy business model. Facility and other costs are charges associated with consolidating into other nearby Company locations.

Anticipated cash outflows related to the restructuring for 2011 is approximately $780.

AMRI U.S.

In May 2010, the Company initiated a restructuring of its AMRI U.S. locations. As part of its strategy to increase global competitiveness and continue to be diligent in managing costs, the Company implemented cost reduction activities at its operations in the U.S. These cost reduction activities included a reduction in the U.S. workforce, as well as the suspension of operations at one of its research laboratory facilities in Rensselaer, New York. Employees and equipment from this facility were consolidated into other nearby Company operations.

The Company recorded a restructuring charge of $3,223 in 2010. This charge includes lease termination charges of $2,182, (net of estimated sublease income), termination benefits and personnel realignment costs of $833 and facility and other costs of $208. This restructuring activity was recorded within the Company’s DDS operating segment.

AMRI India

In December 2009, the Company initiated a restructuring of its AMRI India locations which consisted of closing and consolidating its Mumbai administrative office into its Hyderabad location as part of the Company’s goal to streamline operations and eliminate duplicate administrative functions. The Company recorded a restructuring charge of approximately $364 in the fourth quarter of 2009, including lease termination charges of $215, leasehold improvement abandonment charges of $107 and administrative costs of $42. The AMRI India restructuring activity was recorded in the
Company’s LSM operating segment.

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

As a result of these restructurings, the Company recorded restructuring charges of approximately $1,833 in 2008 and $327 in 2009, including termination benefits and personnel realignment costs of approximately $1,035, lease termination charges of $645, losses on grant contracts of approximately $389 and administrative costs associated with the restructuring plan of $91. The Hungary restructuring activity was recorded in the Company’s DDS operating segment.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(In thousands, except share and per share amounts)

4.           Inventory

Inventory consisted of the following at December 31, 2010 and 2009:

	December 31,
	2010	2009
Raw materials	$4,575	$7,415
Work in process	4,382	2,213
Finished goods	18,145	15,515
Total inventories, at cost	$27,102	$25,143

5.           Marketable Securities

The amortized cost, gross unrealized gains, gross unrealized losses and fair value for available-for-sale securities by major security type were as follows:

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$13,600	$48	$(14)	$13,634
Auction rate securities	2,100	—	—	2,100
	$15,700	$48	$(14)	$15,734

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$26,077	$118	$(9)	$26,186
U.S. Governmental and Agency Obligations	1,613	6		1,619
Auction rate securities	2,300	—	—	2,300
	$29,990	$124	$(9)	$30,105

Auction rate securities are structured to be tendered at par, at the option of the investor, at auctions usually occurring every 30–35 days. Disruption in the financial and capital markets has resulted in reduced liquidity of these auction rate securities as auctions that have been attempted throughout 2009 and 2010 have not been successful. Given the negative impact of the liquidity situation in the financial markets, the fair value of these auction rate debt securities may become lower than their carrying value. A continuation of the recent disruption in the financial and capital markets may result in impairment write-downs on the auction rate debt securities and/or realized losses on the disposition of the remaining auction rate securities. However, the Company does not expect to be forced to sell before maturity or market recovery.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(In thousands, except share and per share amounts)

Contractual maturities of securities classified as available-for-sale at December 31, 2010 and 2009 were as follows:

	December 31, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due less than one year	$6,141	$6,161	$10,484	$10,531
Due after one year through five years	7,459	7,473	11,726	11,794
Due after five years through ten years	—	—	—	—
Due after ten years	2,100	2,100	7,780	7,780
	$15,700	$15,734	$29,990	$30,105

Information on temporarily impaired securities at December 31, 2010, segregated according to the length of time such securities had been in a continuous unrealized loss position, is summarized as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$2,382	$(14)	$—	$—	$2,382	$(14)
	$2,382	$(14)	$—	$—	$2,382	$(14)

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

The above tables represent 6 and 5 securities at December 31, 2010 and 2009, respectively, where the current fair value is less than the related amortized cost. These unrealized losses do not reflect any deterioration of the credit worthiness of the issuing entities. No security has a rating that is below “A1.” The unrealized losses on these temporarily impaired securities are a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities and changes in market spreads as a result of shifts in supply and demand. The Company does not have the intent to sell these securities, nor does it expect to be required to sell before maturity or market recovery.

The Company received proceeds from sales and maturities of $21,756 and $16,191 for the years ended December 31, 2010 and 2009, respectively. Additionally, the Company recorded realized gains/(losses) of $0 from maturities and sales of available-for-sale securities during the years ended December 31, 2010, 2009 and 2008.

6.     Fair Value of Financial Instruments

The Company uses a framework for measuring fair value in generally accepted accounting principles and making disclosures about fair value measurements. A three-tiered fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value.

These tiers include:
Level 1 – defined as quoted prices in active markets for identical instruments;

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(In thousands, except share and per share amounts)

Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3 – defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table presents the fair value of marketable securities by type and their determined level based on the three-tiered fair value hierarchy as of December 31, 2010:

	Fair Value Measurements as of December 31, 2010
Marketable Securities	Total	Level 1	Level 2	Level 3
Obligations of states and political subdivisions	$13,634	$—	$13,634	$—
Auction rate securities	2,100	—	2,100	—
Total	$15,734	$—	$15,734	$—

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

Long-term debt: The carrying value of long-term debt was approximately equal to fair value at December 31, 2010 and 2009 due to the resetting dates of the variable interest rates.

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

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(In thousands, except share and per share amounts)

The fair values of these assets are then determined by the application of a discounted cash flow model using Level 3 inputs. Cash flows were determined based on Company estimates of future operating results, and we use estimates of market participant weighted average costs of capital (“WACC”) as a basis for determining the discount rates to apply to our reporting units’ future expected cash flows, adjusted for the risks and uncertainty inherent in our industry generally and in our internally developed forecasts.

Although the fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies, the estimates presented are not necessarily indicative of the amounts that the Company could realize in current market exchanges.

In the second quarter of 2010, the Company recorded long-lived asset impairment charges of $4,848. In the fourth quarter of 2010, the Company recorded a $6,000 impairment charge once it was determined that the carrying value of certain assets at our AMRI India location used in the manufacturing of generic products was not recoverable based on projections of future revenues and cash flows expected to be derived from the use of these assets. The fair market values of these long-lived assets were determined using significant unobservable inputs (level 3) consisting of cash flow analysis over the expected period of use of the asset group. Key inputs related to the estimated cash inflows utilized were the expected number of customer projects performed and revenue earned per project. Key inputs related to estimated cash outflows utilized costs required to support the estimated volume of customer projects, including scientific personnel costs, materials, facility costs, and selling and administrative support costs.

 7.      Property and Equipment

Property and equipment consists of the following:

	December 31,
	2010	2009
Laboratory equipment and fixtures	$142,860	$127,321
Office equipment	29,814	28,221
Leasehold improvements	52,487	49,872
Buildings	60,465	61,299
Land	2,950	1,678
	288,576	268,391
Less accumulated depreciation and amortization	(131,347)	(110,942)
	157,229	157,449
Construction-in-progress	5,983	9,297
	$163,212	$166,746

Depreciation and amortization expense of property and equipment was approximately $16,643, $16,507 and $17,082 for the years ended December 31, 2010, 2009 and 2008, respectively.

In the second quarter of 2010, the Company recorded long-lived asset impairment charges of $4,848 in its DDS segment. As a result of realigning some of the AMRI U.S. operating activities, the Company evaluated the future economic benefit expected to be generated from the revised operating activities in this facility against the carrying value of the facility’s property and equipment and determined that these assets were impaired. The Company also recorded a long-lived asset impairment charge of $6,000 in its LSM segment upon determining that the carrying value of certain assets at its AMRI India location used in the manufacturing of generic products was not recoverable based on projections of future revenues and cash flows expected to be derived from the use of these assets. The impairment charges are included under the caption “Property and equipment impairment” in the consolidated statement of operations for the year ended December 31, 2010.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(In thousands, except share and per share amounts)

8.     Goodwill and Intangible Assets

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

The selection of a valuation methodology is based on the facts and circumstances surrounding the valuation, including the Company being valued and the timing of the valuation. The Company concluded that the income approach as calculated in the DCF analysis was the best indicator of value for the DDS segment. In determining the fair value of the LSM segment, the Company weighted the fair value derived from the DCF analysis equally with the fair value derived from the tangible book value of the segment. This methodology was employed due to the fact that other valuation methodologies yielded unreasonable results. To the extent that income or market-based methodologies prepared on a going-concern basis yield such results, the Company believes that it is reasonable to include tangible book value as an indication of the potential liquidation value of the subject. The Company calculated, but did not rely on other valuation techniques, such as evaluating the valuation metrics of comparable publicly traded companies and evaluating enterprise values derived from recent arms-length transactions involving comparable companies, for several reasons, including:

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

▪	Earnings growth beyond 2011 is expected to be significant and difficult to capture in market based approaches since it focuses on historical time periods as well as current and next fiscal year.

▪	Application of a revenue multiple is not preferred due to the lack of consideration of current and future earnings.

▪	Company specific factors such as customer concentrations, India expansion, and expanded global nature of the Company’s business make comparison to market transactions difficult.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(In thousands, except share and per share amounts)

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

Based upon the results of the valuation procedures performed at October 1, 2010, the fair value of the DDS segment exceeded its carrying value by 32%, and as such there was no indication of impairment. There was an indication of impairment of the LSM segment, as the carrying value of the LSM segment exceeded its fair value. In order to assess the estimated amount of impairment the Company performed the second step of the goodwill impairment test. The second step involved an analysis reflecting the allocation of the fair value of the LSM segment as calculated in the first step to its assets and liabilities, including an assessment of whether there were any previously unidentified intangible assets in connection with LSM. Based on the results of these procedures, the Company recorded a goodwill impairment charge of $36,844 for the year ended December 31, 2010 in the LSM segment. The results of these procedures did not result in the identification and allocation of fair value to previously unidentified intangible assets.

In the fourth quarter of 2010 several events occurred in the LSM segment that significantly impacted the Company’s long-term forecast for this segment. The UK facility was notified of an unplanned elimination in demand for a key commercial product, which has historically represented a significant portion of annual revenues at the site. Significant demand for this product is not expected to return until 2012. In addition, the FDA warning letter issued to the AMRI Burlington facility is expected to have both continued negative short-term financial impact during the remediation process, as well as delaying the planned synergies expected to be derived from the AMRI Burlington business into the Company’s overall LSM platform and the forecasted resulting growth in the long term. The impacts on cash flow from the current revenue, expense and capital expenditure forecasts, combined with an increase in discount rates used in the DCF analysis due to increases in the Company-specific risk premium included in the discount rate, results in a calculated fair value of the LSM segment being less than its carrying value.

The following table represents the activity in goodwill during the year ended December 31, 2010:

	DDS	LSM	Total
Balance at December 31, 2008	$13,208	$27,064	$40,272
Increases related to acquisitions	—	12	12
Decreases related to impairment	—	(22,900)	(22,900)
Impact of foreign currency translation	(9)	176	167
Balance at December 31, 2009	$13,199	$4,352	$17,551
Increases related to acquisitions	4,508	32,510	37,018
Decreases related to impairment	—	(36,844)	(36,844)
Impact of foreign currency translation	(1,009)	(18)	(1,027)
Balance at December 31, 2010	$16,698	$—	$16,698

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(In thousands, except share and per share amounts)

Intangible Assets

The components of intangible assets are as follows:

	Cost	Accumulated Amortization	Net	Amortization Period
December 31, 2010
Patents and Licensing Rights	$4,786	$(1,571)	$3,215	2-16 years
Customer Relationships	815	(88)	727	5 years
Total	$5,601	$(1,659)	$3,942

December 31, 2009
Patents and Licensing Rights	$3,897	$(1,436)	$2,461	2-16 years
Total	$3,897	$(1,436)	$2,461

Amortization expense related to intangible assets for the years ended December 31, 2010, 2009 and 2008 was $396, $243 and $640, respectively.

The following chart represents estimated future annual amortization expense related to intangible assets:

Year ending December 31,
2011	$463
2012	455
2013	444
2014	439
2015	350
Thereafter	1,791
Total	3,942

9.	Long-Term Debt

We currently have a revolving line of credit in the amount of $45,000 which has a maturity date in June 2013. The line of credit bears interest at a variable rate based on our Company’s leverage ratio. As of December 31, 2010, the balance outstanding on the line of credit was $9,662, bearing interest at a rate of 1.5% and the balance outstanding in letters of credit was $2,658. The credit facility contains certain financial covenants, including a maximum leverage ratio, a minimum required operating cash flow coverage ratio, a minimum earnings before interest, taxes, depreciation and amortization and a minimum current ratio. Other covenants include limits on asset disposals and the payment of dividends. Other covenants include limits on asset disposals and the payment of dividends. As of December 31, 2010, the Company was not in compliance with the current financial covenant requirements, however, the Company received a waiver from our lenders through April 15, 2011 while the agreement is renegotiated. The Company intends to amend its existing credit facility to provide for a revolving line of credit that will mature in 2012, and to refinance amounts outstanding under the current line of credit into a term loan with quarterly repayments through 2017.

The Company maintains variable interest rate industrial development authority bonds due in increasing annual installments through 2021. Interest payments are due monthly with a current interest rate of 0.58% at December 31, 2010.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(In thousands, except share and per share amounts)

The following table summarizes long-term debt:

	December 31, 2010	December 31, 2009
Revolving line of credit	$9,662	$9,662
Industrial development authority bonds	3,550	3,820
	13,212	13,482
Less current portion	(1,475)	(270)
Total long-term debt	$11,737	$13,212

The aggregate maturities of long-term debt at December 31, 2010 are as follows:

2011	$1,475
2012	1,885
2013	1,895
2014	1,905
2015	1,910
Thereafter	4,142
Total	$13,212

10.	Income Taxes

The components of income before taxes and income tax (benefit) expense are as follows:

	Year Ended December 31,
	2010	2009	2008
(Loss) income before taxes:
U.S.	$(49,468)	$(14,384)	$31,852
Foreign	(23,361)	(7,668)	(3,962)
	$(72,829)	$(22,052)	$27,890
Income tax (benefit) expense:
Current:
Federal	$(9,124)	$5,173	$6,791
State	(35)	72	(1,951)
Foreign	1,106	378	955
	(8,053)	5,623	5,795
Deferred:
Federal	(1,960)	(12,062)	2,108
State	(34)	(14)	18
Foreign	76	1,096	(591)
	(1,918)	(10,980)	1,535
	$(9,971)	$(5,357)	$7,330

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(In thousands, except share and per share amounts)

The differences between income tax (benefit) expense and income taxes computed using a federal statutory rate of 35% for the years ended December 31, 2010, 2009 and 2008, were as follows:

	Year Ended December 31,
	2010	2009	2008
Pre-tax (loss) income at statutory rate	$(25,490)	$(7,719)	$9,765
Increase (reduction) in taxes resulting from:
Tax-exempt interest income	(75)	(149)	(421)
State taxes, net of federal benefit and valued credits	1,109	(108)	(1,210)
Rate differential on foreign operations	2,384	834	589
Domestic production deduction	—	(95)	(159)
Change in valuation allowance	1,406	3,022	833
Research and development credits	(551)	(439)	(2,232)
Stock compensation expense	84	60	(14)
Goodwill impairment	12,443	—	—
Reduction in uncertain tax position reserves	(529)	(751)	—
Other, net	(752)	(12)	179
	$(9,971)	$(5,357)	$7,330

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(In thousands, except share and per share amounts)

The tax effects of temporary differences giving rise to significant portions of the deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009
Deferred tax assets:
Nondeductible accrued expenses	$461	$144
Allowance for doubtful accounts	183	136
Library amortization and impairment charges	2,360	2,506
Inventories	3,643	4,617
Warrants	131	145
Environmental reserves	67	67
Pension and postretirement costs	212	231
State tax credit carry forward	5,066	6,263
Investment write-downs and losses	884	875
Capital loss on sale of fixed assets	79	79
Deferred revenue	3,075	2,981
Deferred rent	474	512
Stock based compensation	1,360	1,230
Goodwill and intangibles	6,792	7,469
Arbitration reserve	3,432	—
Restructuring	704	—
Net operating loss carry forwards	6,838	5,019
	35,761	32,274
Less valuation allowance	(13,113)	(11,707)
Deferred tax assets, net	22,648	20,567
Deferred tax liabilities:
Property and equipment depreciation differences	(16,982)	(16,824)
Prepaid real estate taxes	(186)	(191)
Foreign deferred tax	—	(10)
Net deferred tax asset	$5,480	$3,542

The preceding table does not include deferred tax liabilities of $14 and $46 at December 31, 2010 and 2009, respectively, associated with the Company’s net unrealized losses/gains on investment securities discussed in Note 5 and deferred tax assets of $2,664 and $2,376 at December 31, 2010 and 2009, respectively, associated the Company’s pension liability as discussed in Note 12. Deferred tax assets representing net operating loss carry forwards of $39 at December 31, 2010 begin to expire in 2013; $2,775 at December 31, 2010 begin to expire in 2016; $336 at December 31, 2010 begin to expire in 2018; $8,135 at December 31, 2010 begin to expire in 2030; $3,688 at December 31, 2010 may be carried forward indefinitely. New York State investment tax credit carry forwards begin to expire in 2018.

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

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(In thousands, except share and per share amounts)

	December 31, 2010	December 31, 2009
Federal	$945	$945
State credits	5,066	6,263
Foreign	7,102	4,499
Total valuation allowance	$13,113	$11,707

The net deferred tax assets represent a level where management believes it is more likely than not that the Company will realize the benefits of those deductible differences. The change in the valuation allowance during 2010 is related to increases in the net operating loss carry forwards for AMRI Hungary, AMRI UK and AMRI India and net decreases in state credits as a result of audit adjustments, as well as generation and utilization of such credits. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the carry forward period are reduced.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009
Balance at January 1, 2010	$529	$1,280
Decreases related to prior year tax positions	(529)	(428)
Lapse of statute	—	(323)
Balance at December 31, 2010	$—	$529

In the fourth quarter of 2010, it was determined that a deferred tax asset and corresponding deferred tax benefit in the amount of $8,015 were improperly recorded relating to the goodwill impairment charge recorded at AMRI Rensselaer in the December 31, 2009 consolidated financial statements. The impairment charge was treated as a temporary difference and a deferred tax asset in the amount of $8,015 was recorded in December 31, 2009. It was determined that the goodwill that arose from the purchase of Organichem Corporation in 2003 occurred via a stock purchase, for which no election to step-up the tax basis of acquired net assets was made. As such, the Company established no tax basis in the goodwill arising from this transaction, and the impairment charge taken in 2009 resulted in a permanent difference between book loss before tax and taxable loss. The Company reversed the improper deferred tax asset and related deferred tax benefit in the December 31, 2010 consolidated financial statements. The impact of the prior period correction, which the Company considers not material to the consolidated financial statements, is included in income tax (benefit) expense on the consolidated statement of operations for the year ended December 31, 2010.

The Company classifies interest expense and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2010 the Company has not accrued any penalties related to its uncertain tax position as it believes that it is more likely than not that there will not be any assessment of penalties. The total amount of accrued interest resulting in unrecognized tax benefits was $0 and $15 at December 31, 2010 and 2009, respectively.

The Company files Federal income tax returns, as well as multiple state and foreign jurisdiction tax returns. The Company’s federal income tax returns have been examined by the Internal Revenue Service through the year ended December 31, 2007. All significant state matters have been concluded for years through 2007 and foreign matters have been concluded for years through 2005. Tax examinations that commenced during 2010 are in process. Management of the Company believes that the Company’s exposure associated with future tax examinations is not material.

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

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(In thousands, except share and per share amounts)

11.	Share-based Compensation

During the years ended December 31, 2010, 2009 and 2008, the Company recognized total share based compensation cost of $1,706, $2,134 and $1,696, respectively. During the years ended December 31, 2010 and 2009, cash received from stock option exercises and employee stock purchase plan purchases was $592 and $510, respectively.

The following are the shares of common stock reserved for issuance at December 31, 2010:

Number of Shares
Employee Stock Option Plans	2,091
Employee Stock Purchase Plan	155
Shares reserved for issuance	2,246

Share Repurchase Program

On June 21, 2010, the Company’s Board of Directors approved a stock repurchase program, which authorized the Company to purchase up to $10,000 of the issued and outstanding shares of the Company’s Common Stock in the open market or in private transactions. As of December 31, 2010, the Company had repurchased 1,587 shares totaling $10,000.

Employee Stock Purchase Plan

The Company’s 1998 Employee Stock Purchase Plan (the “Purchase Plan”) was adopted during August 1998 and amended in November 2010. Up to 600,000 shares of common stock may be issued under the Purchase Plan, which is administered by the Compensation Committee of the Board of Directors. The Purchase Plan establishes two stock offering periods per calendar year, the first beginning on January 1 and ending on June 30, and the second beginning on July 1 and ending December 31. All U.S. employees who work more than 20 hours per week are eligible for participation in the Purchase Plan. Employees who are deemed to own greater than 5% of the combined voting power of all classes of stock of the Company are not eligible for participation in the Purchase Plan.

During each offering, an employee may purchase shares under the Purchase Plan by authorizing payroll deductions up to 10% of their cash compensation during the offering period. The maximum number of shares to be issued to any single employee during an offering period is limited to two thousand shares. At the end of the offering period, the accumulated payroll deductions will be used to purchase common stock on the last business day of the offering period at a price equal to 85% of the closing price of the common stock on the first or last day of the offering period, whichever is lower.

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

During the years ended December 31, 2010, 2009 and 2008, 88, 49 and 29 shares, respectively, were issued under the Purchase Plan.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(In thousands, except share and per share amounts)

Stock Option Plan

The Company has a Stock Option Plan, through which incentive stock options or non-qualified stock options may be issued. In addition, certain stock options are outstanding which were issued under stock option plans that have subsequently expired. Incentive stock options granted to employees may not be granted at prices less than 100% of the fair market value of the Company’s common stock at the date of option grant. Non-qualified stock options may be granted to employees, directors, advisors, consultants and other key persons of the Company at prices established at the date of grant, and may be less than the fair market value at the date of grant. All incentive stock options may be exercised at any time, after vesting, over a ten-year period subsequent to the date of grant. Incentive stock options generally vest over five years, with a 60% vesting occurring at the end of the third anniversary of the grant date, 20% at the end of the fourth anniversary of the grant date and 20% at the end of the fifth anniversary of the grant date. The Company has elected to record the compensation expense associated with these options on a straight-line basis over the vesting term. Non-qualified stock option vesting terms are established at the date of grant, but have a duration of not more than ten years.

Following is a summary of the status of stock option programs during 2010, 2009 and 2008:

			Weighted Average
		Weighted	Remaining	Aggregate
	Number of	Exercise	Contractual Term	Intrinsic
	Shares	Price	(Years)	Value

Outstanding, January 1, 2008	1,963	20.12
Granted	144	11.54
Exercised	(58)	13.91
Forfeited	(181)	22.08
Outstanding, December 31, 2008	1,868	20.34
Granted	129	8.54
Exercised	(4)	10.00
Forfeited	(89)	22.35
Expired	(40)	11.48
Outstanding, December 31, 2009	1,864	19.66
Granted	170	7.08
Exercised	—	—
Forfeited	(218)	16.62
Expired	(259)	27.00
Outstanding, December 31, 2010	1,557	$17.43	3.9	$—
Options exercisable, December 31, 2010	1,267	$19.33	2.9	$—

The weighted average fair value per share of stock options granted during the years ended December 31, 2010, 2009 and 2008 was $3.02, $3.74 and $4.72, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $0, $5 and $37, respectively. The actual tax benefit realized for the tax deductions from stock option exercises was $0 and $5 during the years ended December 31, 2010 and 2009.

As of December 31, 2010, there was $661 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008 was approximately $563, $326 and $3,184, respectively.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(In thousands, except share and per share amounts)

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

Following is a summary of the restricted stock activity during 2010, 2009 and 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2008	518	$9.79
Granted	175	11.66
Vested	(115)	8.83
Forfeited	(69)	10.10
Outstanding, December 31, 2008	509	$10.61
Granted	165	8.42
Vested	(117)	9.97
Forfeited	(41)	10.27
Outstanding, December 31, 2009	516	$10.08
Granted	174	8.27
Vested	(129)	9.89
Forfeited	(78)	9.27
Outstanding, December 31, 2010	483	$9.61

For the years ended December 31, 2010 and 2009, the fair value of restricted stock of $1,439 and $1,384, respectively, was based on the fair value of the shares on the grant date and amortized over the applicable vesting period. During the years ended December 31, 2010 and 2009, a total of 78 and 41 shares, respectively, with an unrecognized compensation expense of $724 and $418, respectively, were forfeited. The amount amortized to expense during years ended December 31, 2010, 2009 and 2008, net of the impact of forfeitures, was approximately $1,141, $1,369 and $1,031, respectively. As of December 31, 2010, there was $2,902 of total unrecognized compensation cost related to non-vested restricted shares. That cost is expected to be recognized over a weighted-average period of 2.4 years. During the years ended December 31, 2010 and 2009, 129 and 117 shares vested, respectively.

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

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(In thousands, except share and per share amounts)

12.	Employee Benefit Plans

Defined Contribution Plans

The Company maintains a savings and profit sharing plan under section 401(k) of the Internal Revenue Code covering all eligible U.S. non-union employees. Employees must complete one calendar month of service and be over 20.5 years of age as of the plan’s entry dates. Participants may contribute up to 100% of their compensation, subject to IRS limitations. The Company currently makes matching contributions equal to 50% of the participants’ contributions, up to a limit of 10% of the participants’ wages. In addition, the Company has reserved the right to make discretionary profit sharing contributions to employee accounts. The Company has made no discretionary profit sharing contributions. Employer matching contributions vest at a rate of 20% per year beginning after two years of participation in the plan. Employer matching contributions were approximately $1,780, $1,927 and $1,696 for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company also sponsors a savings and profit sharing plan under section 401(k) of the Internal Revenue Code covering union employees. Employees must complete one calendar month of service and there is no age requirement as of the plan’s entry dates. Participants may contribute up to 100% of their regular wages, subject to IRS limitations, and the Company matches 50% of each dollar contributed by the employee up to 10% of their wages. In addition, the Company has reserved the right to make discretionary profit sharing contributions to employee accounts. The Company has made no discretionary profit sharing contributions. Employer matching contributions vest at a rate of 20% per year beginning after two years of participation in the plan, however the employer match under this plan does not begin until the employee completes one year of service. Employer matching contributions were $129, $138 and $139 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(In thousands, except share and per share amounts)

The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of the plans’ assets during the years ended December 31, 2010 and 2009, and a reconciliation of the funded status to the net amount recognized in the consolidated balance sheets as of December 31 (the plans’ measurement dates) of both years:

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Change in benefit obligation:
Benefit obligation at January 1	$22,488	$20,706	$1,067	$1,173
Service cost	—	—	75	76
Interest cost	1,229	1,287	61	62
Actuarial loss (gain)	1,400	1,982	(27)	(244)
Benefits paid	(1,601)	(1,487)	—	—
Benefit obligation at December 31	23,516	22,488	1,176	1,067
Change in plan assets:
Fair value of plan assets at January 1	16,892	15,168	—	—
Actual return on plan assets	1,740	3,211	—	—
Employer contributions	369	—	—	—
Benefits paid	(1,601)	(1,487)	—	—
Fair value of plan assets at December 31	17,400	16,892	—	—
Funded status	$(6,116)	$(5,596)	$(1,176)	$(1,067)

The Company included $504 and ($45) in other comprehensive loss (gain) for the years ended December 31, 2010 and 2009, respectively, which represent the respective fluctuations in the unrecognized actuarial gains and losses, net of related tax benefits.

At December 31, 2010 and 2009, the accumulated benefit obligation (the actuarial present value of benefits, vested and non-vested, earned by employees based on current and past compensation levels) for the Company’s pension plans totaled $23,516 and $22,488, respectively.

The following table provides the components of net periodic benefit (income) cost for the years ended December 31:

	Pension Benefits			Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Service cost	$—	$—	$—	$75	$76	$55
Interest cost	1,230	1,287	1,256	61	62	51
Expected return on plan assets	(1,370)	(1,447)	(1,558)	—	—	—
Amortization of net loss	234	24	—	6	26	11
Net periodic benefit (income) cost	$94	$(136)	$(302)	$142	$164	$117
Recognized in AOCI (pre-tax):
Prior service cost	$—	$—	$—	$4	$4	$5
Net actuarial loss	6,406	5,610	5,415	211	244	513
Total recognized in AOCI (pre-tax)	$6,406	$5,610	$5,415	$215	$248	$518
Total recognized in consolidated statement of operations and AOCI	$6,500	$5,474	$5,113	$357	$412	$635

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(In thousands, except share and per share amounts)

In 2011, the Company expects to amortize $1 of prior service cost and $453 of net actuarial loss from shareholders’ equity into postretirement benefit plan cost.

The following assumptions were used to determine the periodic pension cost for the defined benefit pension plans for the year ended December 31:

	2010	2009	2008
Discount rate	5.10%	5.65%	6.25%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A

The discount rates utilized for determining the Company’s pension obligation and net periodic benefit cost were selected using high-quality long-term corporate bond indices as of the plan’s measurement date. The rate selected as a result of this process was substantiated by comparing it to the composite discount rate that produced a liability equal to the plan’s expected benefit payment stream discounted using the Citigroup Pension Discount Curve (“CPDC”). The CPDC was designed to provide a means for plan sponsors to value the liabilities of their postretirement benefit plans. The CPDC is a yield curve of hypothetical double-A zero coupon bonds with maturities up to 30 years. This curve includes adjustments to eliminate the call features of corporate bonds. As a result of this modeling process, the discount rate was 5.10% at December 31, 2010 and 5.65% at December 31, 2009.

The following assumptions were used to determine the periodic postretirement benefit cost for the postretirement welfare plan for the year ended December 31:

	2010	2009	2008
Health care cost trend rate assumed for next year	10.0%	10.0%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2016	2015	2014

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement welfare plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$37	$(28)
Effect on accumulated postretirement benefit obligation for the year ended December 31, 2010	$312	$(238)

The Company’s pension plan weighted-average asset allocations at December 31 by asset category are as follows:

	2010		2009
	Market Value	%	Market Value	%
Equity securities	$7,678	44%	$9,922	59%
Debt securities	7,622	44	5,778	34
Real Estate	916	5	829	5
Commodities	707	4	—	—
Other	477	3	363	2
Total	$17,400	100%	$16,892	100%

Based on the three-tiered fair value hierarchy, all pension plan assets’ fair value can be determined by their quoted market price and therefore have been determined to be Level I as of December 31, 2010.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(In thousands, except share and per share amounts)

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

The 2010 target allocation was as follows:

Equity securities	44%
Debt securities	45
Real Estate	5
Commodities	4
Other	2
Total	100%

The market-related value of plan assets is used in developing the expected rate of return on plan assets. In developing the expected rate of return, the market-related value of plan assets phases in recognition of capital appreciation by recognizing investment gains and losses over a four-year period at 25% per year.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(In thousands, except share and per share amounts)

The expected future benefit payments under the plans are as follows for the years ending December 31:

	Pension Benefits	Postretirement Benefits
2011	$1,605	$—
2012	1,598	—
2013	1,593	—
2014	1,616	18
2015	1,653	19
2016 - 2020	8,225	106

Based on current actuarial assumptions, the Company expects to contribute $884 to its pension plans in 2011.

13.     Lease Commitments

The Company leases both facilities and equipment used in its operations and classifies those leases as operating leases. The Company has long-term operating leases for a substantial portion of its research and development laboratory facilities. The expiration dates on the present leases range from December 2012 to November 2020. The leases contain renewal options at the option of the Company. The Company is responsible for paying the cost of utilities, operating costs, and increases in property taxes at its leased facilities.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2010 are as follows:

Year ending December 31,
2011	$5,599
2012	5,797
2013	5,305
2014	5,111
2015	4,154
Thereafter	13,411

Rental expense amounted to approximately $4,204, $3,659 and $3,751 during the years ended December 31, 2010, 2009 and 2008, respectively.

14.     Equity Investments

The Company has entered into an equity investment with an entity in the Company’s area of strategic focus. The Company accounts for this investment using the cost method of accounting as the Company’s ownership interest in the investee is below 20% and the Company does not have the ability to exercise significant influence over the investee.

The carrying value of equity investments at December 31, 2010 and 2009 was $956.

15.     Related Party Transactions

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

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(In thousands, except share and per share amounts)

In 2010, 2009 and 2008, the Company awarded Technology Incentive Compensation relating to the invention of the active ingredient in Allegra. The inventor is Thomas D’Ambra, the Company’s Chairman, President and Chief Executive Officer. Additionally in 2009 and 2008, the Company granted awards to employees in relation to milestone payments for its proprietary amine neurotransmitter reuptake inhibitors as a result of successful licensing of this technology to Bristol-Myers Squibb (“BMS”). The amounts awarded and included in the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 are $3,484, $3,594 and $2,901, respectively. Included in accrued compensation in the accompanying consolidated balance sheets at both December 31, 2010 and 2009 are unpaid Technology Development Incentive Compensation awards of $777 and $761.

(b) Telecommunication Services

A member of the Company’s board of directors is the Chief Executive Officer of one of the providers of telephone and internet services to the Company. This telecommunications company was paid approximately $177, $242 and $221 for services rendered to the Company in 2010, 2009 and 2008, respectively.

16.     Contingencies

Legal Proceedings:

The Company, from time to time, may be involved in various claims and legal proceedings arising in the ordinary course of business. Except as noted below, the Company is not currently a party to any such claims or proceedings which, if decided adversely to the Company, would either individually or in the aggregate have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Allegra
The Company, along with Aventis Pharmaceuticals Inc., the U.S. pharmaceutical business of sanofi-aventis S.A., has been involved in legal proceedings with several companies seeking to market or which are currently marketing generic versions of Allegra and Allegra-D. In accordance with the Company’s agreements with sanofi-aventis, sanofi-aventis bears the external legal fees and expenses for these legal proceedings, but in general, the Company must consent to any settlement or other arrangement with any third party. Under those same agreements, the Company will receive royalties from sanofi-aventis on U.S. Patent No. 5,578,610 until its expiration in 2013 and royalties on U.S. Patent No. 5,750,703 until its expiration in 2015, unless those patents are earlier determined to be invalid.

United States Litigations
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

In response to the filings described above, beginning in 2001, Aventis Pharmaceuticals (now sanofi-aventis) filed patent infringement lawsuits against each of the above referenced companies. Each of the lawsuits was filed in the U.S. District Court in New Jersey and alleges infringement of one or more patents owned by Aventis Pharmaceuticals. In addition, beginning on November 14, 2006, Aventis filed two patent infringement suits against Teva Pharmaceuticals USA, Barr Laboratories, Inc. and Barr Pharmaceuticals, Inc. in the Eastern District of Texas based on patents owned by Aventis. Those lawsuits were transferred to the U.S. District Court in New Jersey.

Further, beginning on March 5, 2004, the Company, along with Aventis Pharmaceuticals, filed suit in the U.S. District Court in New Jersey against a number of defendants asserting infringement of U.S. Patent Nos. 5,581,011 and 5,750,703, which are exclusively licensed to Aventis Pharmaceuticals and relate to Allegra and Allegra-D products. On September 9, 2009, the Company filed patent infringement lawsuits in the U.S. District Court in New Jersey against Dr. Reddy’s Laboratories, Ltd, Dr. Reddy’s Laboratories, Inc., and Sandoz, Inc. asserting infringement of U.S. Patent No. 7,390,906, seeking damages. That patent is licensed to sanofi-aventis U.S. LLC and sanofi-aventis U.S. LLC joined that lawsuit as a co-plaintiff with the Company.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(In thousands, except share and per share amounts)

On November 18, 2008, the Company, Aventis Pharmaceuticals, sanofi-aventis, Teva Pharmaceuticals, and Barr Laboratories reached a settlement regarding the above-described patent infringement litigations relating to Teva Pharmaceuticals and Barr Laboratories (the “Teva Settlement”). As part of the Teva Settlement, the Company entered into an amendment to its licensing agreement with sanofi-aventis to allow sanofi-aventis to sublicense patents related to ALLEGRA® and ALLEGRA®D-12 to Teva Pharmaceuticals and Barr Laboratories in the United States. Subsequently, Teva Pharmaceuticals acquired Barr Laboratories. The Company received an upfront sublicense fee from sanofi-aventis of $10 million, and sanofi-aventis will pay royalties to the Company on the sale of products in the United States containing fexofenadine hydrochloride (the generic name for the active ingredient in ALLEGRA®) and products containing fexofenadine hydrochloride and pseudoephedrine hydrochloride (generic ALLEGRA®D-12) by Teva Pharmaceuticals through 2015, along with additional consideration. As provided in the Teva Settlement, Teva Pharmaceuticals launched a generic version of Allegra D-12 in November 2009. The Company received quarterly royalties through July 2010 for the branded Allegra D-12 equal to the royalties paid for the quarter ended June 30, 2009. Thereafter, the royalty rate has reverted to the rate in effect prior to the signing of the sub-license amendment and the Company will also receive a royalty on Teva’s sales of the generic D-12. The Company and Aventis Pharmaceuticals have also dismissed their claims against Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc. and Sandoz, Inc. without prejudice.

On March 19, 2010, the Company and sanofi-aventis U.S. LLC filed a motion for a preliminary injunction in the U.S. District Court in New Jersey seeking to enjoin Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. from commercial distribution of a Allegra D-24 product based in that product infringing U.S. Patent No. 7,390,906. On June 14, 2010, the Company and sanofi-aventis U.S. LLC were granted a preliminary injunction restraining Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. from commercial distribution of a D-24 product. On January 13, 2011, the same court issued a decision interpreting the scope of the claims of U.S. Patent No. 7,390,906. Based on the court’s January 13, 2011 interpretation of the scope of a claim term in U.S. Patent No. 7,390,906, the Company does not presently have evidence sufficient to obtain a favorable outcome on its infringement claim against Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. As a result, the Company, along with sanofi-aventis U.S. LLC, Dr. Reddy’s Laboratories, Ltd., and Dr. Reddy’s Laboratories, Inc., agreed to the court’s entry of an order on January 28, 2011, finding that there was no infringement of U.S. Patent No. 7,390,906 based on the Court’s January 13, 2011 claim interpretation. The court’s January 28, 2011 order also dissolved the preliminary injunction that was entered on June 14, 2010. The Company and sanofi-aventis U.S. LLC have proceeded directly to the U.S. Court of Appeals for the Federal Circuit to appeal the January 13, 2011 decision.

International Litigations

In 2007, the Company filed patent infringement lawsuits in Australia against Alphapharm Pty Ltd. ,Arrow Pharmaceuticals Pty Ltd, Chemists’ Own Pty Ltd, and Sigma Pharmaceuticals Limited based on Australian Patent No. 699,799. These matters were heard in a consolidated trial in November and December 2010. On February 17, 2011, the Court ruled that the defendants are not liable for infringement because the asserted claims of the Australian Patent No. 699,799 are invalid for lack of novelty and false suggestion. After the court issues its final trial orders, the cases may be appealed. Notwithstanding the court’s ruling of non-infringement, the Company continues to receive royalties on sales of the Allegra products in Australia, based on its rights under other patents.

At Risk Launches

Under applicable federal law, marketing of an FDA-approved generic version of Allegra may not commence until the earlier of a decision favorable to the generic challenger in the patent litigation or 30 months after the date the patent infringement lawsuit was filed. In general, the first generic filer is entitled to a 180-day marketing exclusivity period upon FDA approval. The launch of a generic product is considered an “at-risk” launch if the launch occurs while there is still on-going litigation. Of the remaining defendants in the pending United States litigation, Dr. Reddy’s Laboratories and Mylan Pharmaceuticals, have engaged in at-risk launches of generic fexofenadine single-entity products.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(In thousands, except share and per share amounts)

Environmental liabilities:

The Company has completed an environmental remediation assessment associated with groundwater contamination at its Rensselaer, NY location. Ongoing costs associated with the remediation include biannual monitoring and reporting to the State of New York’s Department of Environmental Conservation. Under the remediation plan, the Company is expected to pay for monitoring and reporting until 2014. Under a 1999 agreement with the facility’s previous owner, the Company’s maximum liability under the remediation is $5,500. For the years ended December 31, 2010, 2009 and 2008, no costs have been paid by the Company. At both December 31, 2010 and 2009, $191 was recorded for future environmental liabilities in the consolidated balance sheets.

17.	Concentration of Business and Geographic Information

For the year ended December 31, 2010, contract revenue from the Company’s three largest customers represented 17%, 10% and 7%, respectively, of its contract revenue. For the year ended December 31, 2009, contract revenue from the Company’s three largest customers respectively represented 14%, 12% and 8% of its contract revenue. For the year ended December 31, 2008, contract revenue from the Company’s three largest customers represented 17%, 8% and 7%, respectively, of its contract revenue. The Company’s largest customer, GE Healthcare, represented 17% of total contract revenue for the year ended December 31, 2010. The Company’s second largest customer, a large pharmaceutical company, represented approximately 10% and 12% of the Company’s total contract revenue for the year ended December 31, 2010 and 2009, respectively. In the majority of circumstances, there are agreements in force with these entities that provide for the Company’s continued involvement in present research projects. However, there regularly exists the possibility that the Company will have no further association with these entities once these projects conclude.

Contract revenue by geographic region, based on the location of the customer, and expressed as a percentage of total contract revenue follows:

	Year Ended December 31,
	2010	2009	2008
United States	65%	60%	69%
Europe	24%	23%	20%
Asia	9%	14%	8%
Other countries	2%	3%	3%
Total	100%	100%	100%

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(In thousands, except share and per share amounts)

Long-lived assets by geographic region are as follows:

	2010	2009
United States	$135,542	$137,339
Europe	11,738	8,445
Asia	19,874	23,423
Total long-lived assets	$167,154	$169,207

18.	Business Segments

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

The following table summarizes information by segment for the year ended December 31, 2010:

	DDS	LSM	Total
Contract revenue	$83,308	$79,920	$163,228
Recurring royalties	34,838	—	34,838
Total revenue	$118,146	$79,920	$198,066
Operating income (loss) before unallocated expenses	$23,435	$(53,195)	$(29,760)
Unallocated expenses:
Selling, general and administrative			42,396
Total unallocated expenses			42,396
Operating loss			(72,157)
Reconciling items:
Interest income, net			277
Other loss, net			(962)
Loss before income tax benefit			$(72,842)
Supplemental information:
Depreciation and intangible amortization	$9,293	$7,746	$17,039
Goodwill impairment charge	$—	$36,844	$36,844
Long-lived asset impairment	$4,848	$6,000	$10,848
Arbitration charge	$—	$9,798	$9,798
Restructuring charges	$3,090	$—	$3,090

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(In thousands, except share and per share amounts)

The following table summarizes other information by segment as of December 31, 2010:

	DDS	LSM	Total
Total assets	$193,386	$131,720	$325,106
Goodwill included in total assets	16,698	—	16,698
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	6,516	5,112	11,628

The following table summarizes information by segment for the year ended December 31, 2009:

	DDS	LSM	Total
Contract revenue	$85,793	$71,007	$156,800
Milestone revenue	4,750	—	4,750
Recurring royalties	34,867	—	34,867
Total revenue	$125,410	$71,007	$196,417
Operating income (loss) before unallocated expenses	$35,582	$(19,274)	$16,308
Unallocated expenses:
Selling, general and administrative			38,191
Total unallocated expenses			38,191
Operating loss			(21,883)
Reconciling items:
Interest income, net			376
Other loss, net			(545)
Loss before income tax benefit			$(22,052)
Supplemental information:
Depreciation and intangible amortization	$9,930	$6,820	$16,750
Goodwill impairment charge	$—	$22,900	$22,900

The following table summarizes other information by segment as of December 31, 2009:

	DDS	LSM	Total
Total assets	$236,314	$137,378	$373,692
Goodwill included in total assets	13,199	4,352	17,551
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	11,392	3,780	15,172

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(In thousands, except share and per share amounts)

19.     Accumulated Other Comprehensive (Loss) Income

The accumulated balances for each classification of other comprehensive (loss) income are as follows:

	Pension and postretirement benefit plans	Unrealized gains/(losses) on securities	Foreign currency adjustments	Total Accumulated Other Comprehansive (Loss) Income
Balance at January 1, 2009, net of tax	$(3,470)	$79	$(3,230)	$(6,621)
Net current period change, net of tax	45	(10)	1,944	1,979
Balance at December 31, 2009, net of tax	(3,425)	69	(1,286)	(4,642)
Net current period change, net of tax	(501)	(49)	252	(298)
Balance at December 31, 2010, net of tax	$(3,926)	$20	$(1,034)	$(4,940)

20.      Selected Quarterly Consolidated Financial Data (unaudited)

The following tables present unaudited consolidated financial data for each quarter of 2010 and 2009:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Contract revenue	$38,892	$40,732	$42,873	$40,731
Recurring royalties and milestones	10,439	8,743	7,744	7,912
Total revenue	49,331	49,475	50,617	48,643
Income (loss) from operations	125	(5,965)	(15,266)	(51,051)
Net income (loss)	66	(3,926)	(9,891)	(49,120)
Net income (loss) per share:
Basic	$0.00	$(0.13)	$(0.33)	$(1.65)
Diluted	$0.00	$(0.13)	$(0.33)	$(1.65)
2009
Contract revenue	$43,244	$38,782	$39,737	$35,037
Recurring royalties and milestones	10,786	12,524	7,929	8,378
Total revenue	54,030	51,306	47,666	43,415
Income (loss) from operations	2,595	385	(106)	(24,757)
Net income (loss)	1,942	179	365	(19,181)
Net income (loss) per share:
Basic	$0.06	$0.01	$0.01	$(0.62)
Diluted	$0.06	$0.01	$0.01	$(0.62)

During the fourth quarter of 2010, the Company recorded a goodwill impairment charge of $36,844 in the LSM segment. The Company also recorded a long-lived asset impairment charge of $6,000 in the LSM segment upon determining that the carrying value of certain assets at the AMRI India location used in the manufacturing of generic products was not recoverable based on projections of future revenues and cash flows expected to be derived from the use of these assets. Additionally, the Company recorded a correction of prior year deferred tax assets which resulted in additional income tax expense of $8,000 in the fourth quarter of 2010.

During the third quarter of 2010, a charge of $9,626 related to an arbitration ruling against the Company was recorded.

During the fourth quarter of 2009, the Company recorded a goodwill impairment charge of $22,900 in the LSM segment,

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
(In thousands, except share and per share amounts)

21. Subsequent Events

Arbitration

On October 19, 2010, the Company announced that the International Centre for Dispute Resolution issued an arbitration award in favor of one of the Company’s suppliers against AMRI Rensselaer, Inc., which is a wholly owned subsidiary of the Company. The arbitrator awarded the supplier the sum of $8,713 plus statutory interest at the rate of 9% from August 19, 2009. Such amount was accrued for by the Company at September 30, 2010.

On March 2, 2011, AMRI and its supplier entered into a Settlement and Supply agreement (“Agreement”) which serves to settle the arbitral award and other legal proceedings related to the arbitral award that are now pending. The Agreement requires AMRI to pay $4.8 million to the supplier and provide a cash collateralized letter of credit to secure the remainder of the arbitral award plus accrued interest. The letter of credit will reduce quarterly based on certain volume purchase milestones. The Agreement re-establishes the supply relationship between AMRI and its supplier through 2018 with mutually beneficial terms.

ALBANY MOLECULAR RESEARCH, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2010, 2009 and 2008

Description	Balance at Beginning of Period	(Reversal of)/ Charge to Cost and Expenses	Deductions Charged to Reserves	Balance at End of Period
(in thousands)
Allowance for doubtful accounts receivable
2010	$425	$366	$(234)	$557
2009	$621	$(93)	$(103)	$425
2008	$252	$480	$(111)	$621
Deferred tax asset valuation allowance
2010	$11,707	$1,406	—	$13,113
2009	$8,685	$3,022	—	$11,707
2008	$6,028	$2,657	—	$8,685