Form 10-Q
period 2011-03-31
ALBANY MOLECULAR RESEARCH INC
filed 2011-05-10
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐                       No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2011
Common Stock, $.01 par value	30,311,976, excluding treasury shares of 5,411,372

ALBANY MOLECULAR RESEARCH, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

Albany Molecular Research, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended
(Dollars in thousands, except for per share data)	March 31, 2011	March 31, 2010

Contract revenue	$42,931	$38,892
Recurring royalties	14,016	10,439
Total revenue	56,947	49,331

Cost of contract revenue	41,542	34,761
Technology incentive award	1,402	1,043
Research and development	2,604	2,763
Selling, general and administrative	11,461	10,639
Restructuring charges	951	—
Arbitration charge	127	—
Total operating expenses	58,087	49,206

(Loss) income from operations	(1,140)	125

Interest (expense) income, net	(3)	43
Other income (loss), net	52	(88)

(Loss) income before income tax expense	(1,091)	80

Income tax expense	376	14

Net (loss) income	$(1,467)	$66

Basic (loss) earnings per share	$(0.05)	$0.00

Diluted (loss) earnings per share	$(0.05)	$0.00

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(Dollars and shares in thousands, except for per share data)	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents - unrestricted	$9,512	$25,747
Restricted cash	5,742	—
Marketable securities	13,788	15,734
Accounts receivable, net	33,302	32,766
Royalty income receivable	13,213	7,416
Income taxes receivable	9,711	7,638
Inventory	27,995	27,102
Prepaid expenses and other current assets	10,604	10,110
Deferred income taxes	3,967	7,533
Total current assets	127,834	134,046

Property and equipment, net	162,936	163,212

Goodwill	17,958	16,698
Intangible assets and patents, net	3,851	3,942
Equity investment in unconsolidated affiliates	956	956
Deferred income taxes	2,207	596
Other assets	4,349	5,656
Total assets	$320,091	$325,106

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$27,593	$28,397
Arbitration reserve	5,107	9,798
Deferred revenue and licensing fees	13,135	14,083
Accrued pension benefits	959	884
Current installments of long-term debt	4,541	1,475
Total current liabilities	51,335	54,637

Long-term liabilities:
Long-term debt, excluding current installments	8,691	11,737
Accrued long-term restructuring	1,292	1,413
Deferred licensing fees	5,357	5,714
Deferred rent	1,223	1,263
Pension and postretirement benefits	6,262	6,408
Environmental liabilities	191	191
Total liabilities	74,351	81,363

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 100,000 shares authorized, 35,714 shares issued as of March 31 2011, and 35,667 shares issued as of December 31, 2010	357	357
Additional paid-in capital	204,613	203,964
Retained earnings	109,783	111,250
Accumulated other comprehensive loss, net	(2,125)	(4,940)
	312,628	310,631
Less, treasury shares at cost, 5,411 shares as of March 31, 2011 and December 31, 2010	(66,888)	(66,888)
Total stockholders’ equity	245,740	243,743
Total liabilities and stockholders’ equity	$320,091	$325,106

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31, 2011	March 31, 2010

Operating activities
Net (loss) income	$(1,467)	$66
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	4,397	4,149
Deferred income tax benefit (loss)	1,918	(162)
Loss on disposal of property, plant and equipment	3	—
Stock-based compensation expense	353	549
Provision for (recoveries of) bad debt	21	(66)
Write down for obsolete inventories	3	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(557)	(4,453)
Royalty income receivable	(5,797)	(2,699)
Inventory, prepaid expenses and other assets	(102)	(348)
Accounts payable and accrued expenses	(5,615)	(1,333)
Income tax payable	(2,073)	(565)
Deferred revenue and licensing fees	(1,305)	(1,346)
Pension and postretirement benefits	40	65
Other long-term liabilities	(40)	(39)
Net cash used in operating activities	(10,221)	(6,182)

Investing activities
Purchases of investment securities	(820)	(1,577)
Proceeds from sales and maturities of investment securities	2,716	1,995
Purchase of business, net of cash acquired	—	(18,462)
Purchase of property, plant and equipment	(2,784)	(1,898)
Payments for patent applications and other costs	(27)	(129)
Net cash used in investing activities	(915)	(20,071)

Financing activities
Principal payments on long-term debt	20	—
Change in restricted cash	(5,742)	—
Proceeds from sale of common stock	294	254
Net cash (used in) provided by financing activities	(5,428)	254

Effect of exchange rate changes on cash flows	329	249

Decrease in cash and cash equivalents	(16,235)	(25,750)

Cash and cash equivalents at beginning of period	25,747	80,953

Cash and cash equivalents at end of period	$9,512	$55,203

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Contract Revenue Recognition

The Company’s contract revenue consists primarily of fees earned under contracts with third-party customers and reimbursed expenses under such contracts. The Company also seeks to include provisions in certain contracts that contain a combination of up-front licensing fees, milestone and royalty payments should the Company’s proprietary technology and expertise lead to the discovery of new products that become commercial. Reimbursed expenses consist of chemicals and other project specific costs. Generally, the Company’s contracts may be terminated by the customer upon 30 days’ to one year’s prior notice, depending on the terms and/or size of the contract. The Company analyzes its agreements to determine whether the elements can be separated and accounted for individually or as a single unit of accounting in accordance with the FASB’s Accounting Standards Codification (“ASC”) 605-25, “Revenue Arrangements with Multiple Deliverables,” and Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”. Allocation of revenue to individual elements that qualify for separate accounting is based on the estimated selling price or fair value of the respective elements.

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

Note 2 — Business Combination

In conjunction with the acquisitions of AMRI UK in February 2010 and AMRI Burlington in June 2010, the Company has recorded the fair value of the assets and liabilities of these entities at the time of acquisition and has allocated the respective purchase price accordingly.  The Company has finalized the purchase price allocation for these acquisitions subject to the final resolution of certain limited contingencies.  The Company resolved the contingencies related to the AMRI UK acquisition in the first quarter of 2011.  During the quarter ended March 31, 2011, the Company recognized net gains related to purchase accounting adjustments of $292 in other income (loss) net in the statement of operations.

Note 3 — Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2011	2010
Weighted average common shares outstanding – basic	29,835	31,168
Dilutive effect of restricted stock	—	167
Weighted average common shares outstanding - diluted	29,835	31,335

The Company has excluded certain outstanding stock options and non-vested restricted shares from the calculation of diluted earnings per share for the three months ended March 31, 2011 because the net loss causes these outstanding stock options and non-vested restricted shares to be anti-dilutive.  The stock options and non-vested restricted shares have also been excluded from the calculation of diluted earnings per share for the three months ended March 31, 2010 because the exercise price was greater than the average market price of the Company’s common shares during that period, and as such, these options and shares would be anti-dilutive. The weighted average number of anti-dilutive options and restricted shares outstanding (before the effects of the treasury stock method) was 1,615 and 1,906 for the three months ended March 31, 2011 and 2010, respectively.

Note 4 — Inventory

Inventory consisted of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Raw materials	$4,680	$4,575
Work in process	3,135	4,382
Finished goods	20,180	18,145
Total	$27,995	$27,102

Note 5 — Restructuring

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

Additionally, in March 2011, the Company reduced its workforce to right-size its U.S. operations, primarily focused on discovery chemistry services due to the shift in demand for these types of services to the Company’s lower cost operations in Asia.  In connection with this reduction, the Company recorded a restructuring charge of $951 for termination benefits. These restructuring activities were recorded within the Company’s Discovery, Drug Development and Small Scale Manufacturing (“DDS”) operating segment.

The following table displays the restructuring activity and liability balances for  the three months ended March 31, 2011:

	Balance at January 1, 2011	Charges/ (reversals)	Paid Amounts	Foreign Currency Translation Adjustments	Balance at March 31, 2011
Termination benefits and personnel realignment	$141	$951	$(33)	15	$1,074
Lease termination charges	1,932	—	(121)	—	1,811
Other	120	—	—	14	134
Total	$2,193	$951	$(154)	29	$3,019

Termination benefits and personnel realignment costs relate to severance packages, outplacement services, and career counseling for employees affected by the restructuring.  Lease termination charges relate to costs associated with exiting the facility, net of estimated sublease income.

Restructuring charges are included under the caption “Restructuring charges” in the consolidated statement of operations for the quarters ended March 31, 2011 and 2010 and the restructuring liabilities are included in “Accounts payable and accrued expenses” and “Accrued long-term restructuring” on the consolidated balance sheet at March 31, 2011 and December 31, 2010.

Anticipated cash outflow related to the restructurings for the remainder of 2011 is approximately $1,727.

Note 6 — Goodwill and Intangible Assets

The carrying amounts of goodwill, all of which is associated with the Company’s DDS operating segment, at March 31, 2011 and December 31, 2010 were $17,958 and $16,698, respectively.  The increase in goodwill within the DDS segment from December 31, 2010 to March 31, 2011 is due to the impact of foreign currency translation.

The components of intangible assets are as follows:

	Cost	Accumulated Amortization	Net	Amortization Period
March 31, 2011
Patents and Licensing Rights	$4,871	$(1,705)	$3,166	2-16 years
Customer Relationships	815	(130)	685	5 years
	$5,686	$(1,835)	$3,851

December 31, 2010
Patents and Licensing Rights	$4,786	$(1,571)	$3,215	2-16 years
Customer Relationships	815	(88)	727	5 years
Total	$5,601	$(1,659)	$3,942

Amortization expense related to intangible assets was $119 and $74 for the three months ended March 31, 2011 and 2010, respectively.

The following chart represents estimated future annual amortization expense related to intangible assets:

Year ending December 31,
2011 (remaining)	$511
2012	460
2013	437
2014	436
2015	305
Thereafter	1,702
Total	$3,851

Note 7 - Defined Benefit and Postretirement Welfare Plans

AMRI Rensselaer previously provided retirement benefits under two non-contributory defined benefit plans and a non-contributory, unfunded post-retirement welfare plan. Future benefits under the defined benefit plans and for salaried participants in the post-retirement welfare plan have been frozen.

Components of Net Periodic Benefit Cost

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010

Service cost	$—	$—	$21	$17
Interest cost	290	308	17	16
Expected return on plan assets	(329)	(338)	—	—
Recognized net loss	111	59	1	2
Net periodic benefit cost	$72	$29	$39	$35
Recognized in Accumulated Other Comprehensive Loss (“AOCL”), pre-tax
Net actuarial loss	111	59	1	2
Total recognized in AOCL, pre-tax	$111	$59	$1	$2

Employer Contributions

The Company currently anticipates making $884 of contributions during 2011.

Note 8 — Share-Based Compensation

During the three months ended March 31, 2011 and 2010, the Company recognized total share based compensation cost of $353 and $549, respectively.

The Company grants share-based compensation, including restricted shares, under its 2008 Stock Option and Incentive Plan, as well as its 1998 Employee Stock Purchase Plan.

Restricted Stock

A summary of unvested restricted stock activity as of March 31, 2011 and changes during the three months then ended is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2010	483	$9.61
Granted	15	$5.24
Vested	(83)	$10.83
Forfeited	(35)	$9.94
Outstanding, March 31, 2011	380	$9.14

The weighted average fair value of restricted shares per share granted during the three months ended March 31, 2011 and 2010 was $5.24 and $8.90, respectively.  As of March 31, 2011, there was $2,473 of total unrecognized compensation cost related to non-vested restricted shares. That cost is expected to be recognized over a weighted-average period of 2.2 years.

Stock Options

The fair value of each stock option award is estimated at the date of grant using the Black-Scholes valuation model based on the following assumptions:

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Expected life in years	5	5
Risk free interest rate	2.12%	2.42%
Volatility	56%	46%
Dividend yield	—	—

A summary of stock option activity under the Company’s Stock Option and Incentive Plans as of March 31, 2011 and changes during the three month period then ended is presented below:

	Number of Shares	Weighted Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2010	1,557	$17.43
Granted	95	5.05
Exercised	—	—
Forfeited	(29)	26.67
Expired	(122)	43.29
Outstanding, March 31, 2011	1,501	$14.17	4.4	$—
Options exercisable, March 31, 2011	1,159	$16.06	3.2	$—

The weighted average fair value of stock options granted for the three months ended March 31, 2011 and 2010 was $2.50 and $3.82, respectively.   As of March 31, 2011, there was $771 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.1 years.

Employee Stock Purchase Plan

During the three months ended March 31, 2011 and 2010, 67 and 34 shares, respectively, were issued under the Company’s 1998 Employee Stock Purchase Plan.

During the three months ended March 31, 2011 and 2010, cash received from stock option exercises and employee stock purchases was $0 and $254, respectively.  The actual tax benefit realized for the tax deductions from stock option exercises and plan purchases was $0 for the three months ended March 31, 2011 and 2010.

Note 9 — Operating Segment Data

The Company has organized its sales, marketing and production activities into the DDS and Large Scale Manufacturing (“LSM”) segments based on the criteria set forth in ASC 280, “Disclosures about Segments of an Enterprise and Related Information”. The Company’s management relies on an internal management accounting system to report results of the segments. The system includes revenue and cost information by segment. The Company’s management makes financial decisions and allocates resources based on the information it receives from this internal system.

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

The following table contains earnings data by operating segment, reconciled to totals included in the unaudited condensed consolidated financial statements:

	Contract Revenue	Milestone & Recurring Royalty Revenue	Income (Loss) from Operations	Depreciation and Amortization
For the three months ended March 31, 2011
DDS	$21,115	$14,016	$10,699	$2,464
LSM	21,816	—	(378)	1,933
Corporate	—	—	(11,461)	—
Total	$42,931	$14,016	$(1,140)	$4,397

For the three months ended March 31, 2010
DDS	$21,040	$10,439	$9,826	$2,382
LSM	17,852	—	938	1,767
Corporate	—	—	(10,639)	—
Total	$38,892	$10,439	$125	$4,149

The following table summarizes other information by segment as of and for the three month period ended March 31, 2011:

	DDS	LSM	Total
Total assets	$194,732	$125,359	$320,091
Goodwill included in total assets	17,958	—	17,958
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	1,716	1,068	2,784

The following table summarizes other information by segment as of and for the year ended December 31, 2010:

	DDS	LSM	Total
Total assets	$193,386	$131,720	$325,106
Goodwill included in total assets	16,698	—	16,698
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	6,516	5,112	11,628

Note 10 — Financial Information by Customer Concentration and Geographic Area

Total contract revenue from DDS’s three largest customers represented approximately 12%, 9% and 7% of DDS’s total contract revenue for the three months ended March 31, 2011, and 22%, 9% and 6% of DDS’s total contract revenue for the three months ended March 31, 2010.  Total contract revenue from LSM’s largest customer, GE Healthcare (“GE”), represented 37% and 41% of LSM’s total contract revenue for the three months ended March 31, 2011 and 2010, respectively.  GE accounted for approximately 19% of the Company’s total contract revenue for the three months ended March 31, 2011 and 2010.  The DDS segment’s largest customer, a large pharmaceutical company, represented approximately 6% and 12% of the Company’s total contract revenue for the three months ended March 31, 2011 and 2010, respectively.

The Company’s total contract revenue for the three months ended March 31, 2011 and 2010 was recognized from customers in the following geographic regions:

	Three Months Ended March 31,
	2011	2010

United States	63%	51%
Europe	25	37
Asia	10	11
Other	2	1

Total	100%	100%

Long-lived assets by geographic region are as follows:

	March 31, 2011	December 31, 2010
United States	$134,008	$135,542
Europe	12,741	11,738
Asia	20,038	19,874
Total long-lived assets	$166,787	$167,154

Note 11 — Comprehensive Income (loss)

The following table presents the components of the Company’s comprehensive income (loss) for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Net (loss) income	$(1,467)	$66

Other comprehensive loss:
Change in unrealized (loss) gain on investment securities, net of taxes	1	(23)
Foreign currency translation gain (loss)	2,742	(627)
Net actuarial loss related to pension and postretirement benefits	72	61
Total comprehensive income (loss)	$1,348	$(523)

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

On November 18, 2008, the Company, Aventis Pharmaceuticals, sanofi-aventis, Teva Pharmaceuticals, and Barr Laboratories reached a settlement regarding the above-described patent infringement litigations relating to Teva Pharmaceuticals and Barr Laboratories (the “Teva Settlement”).  As part of the Teva Settlement, the Company entered into an amendment to its licensing agreement with sanofi-aventis to allow sanofi-aventis to sublicense patents related to ALLEGRA® and ALLEGRA®D-12 to Teva Pharmaceuticals and Barr Laboratories in the United States.  Subsequently, Teva Pharmaceuticals acquired Barr Laboratories.  The Company received an upfront sublicense fee from sanofi-aventis of $10 million, and sanofi-aventis will pay royalties to the Company on the sale of products in the United States containing fexofenadine hydrochloride (the generic name for the active ingredient in ALLEGRA®) and products containing fexofenadine hydrochloride and pseudoephedrine hydrochloride (generic ALLEGRA®D-12) by Teva Pharmaceuticals through 2015, along with additional consideration.   The Company received quarterly royalties through July 2010 for the branded Allegra D-12 equal to the royalties paid for the quarter ended June 30, 2009.  Thereafter, the royalty rate has reverted to the rate in effect prior to the signing of the sub-license amendment and the Company will also receive a royalty on Teva’s sales of the generic Allegra D-12.  The Company and Aventis Pharmaceuticals have also dismissed their claims against Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc. and Sandoz, Inc. without prejudice. The action against Impax Laboratories, Inc. is currently under a stay while the parties discuss settlement of this case.

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

The January 13, 2011, decision also included an interpretation of the scope of the claims of U.S. Patent No. 5,750,703, and based on that interpretation, the Company does not presently have evidence sufficient to obtain a favorable outcome on its infringement claim against Dr. Reddy’s Laboratories, Ltd., Dr. Reddy’s Laboratories, Inc., Mylan Pharmaceuticals, Inc., Amino Chemicals Ltd., Dipharma S.P.A., and Dipharma Francis Sr.l  As a result, the Company, along with sanofi-aventis, Dr. Reddy’s Laboratories, Ltd., Dr. Reddy’s Laboratories, Inc., Mylan Pharmaceuticals, Inc., Amino Chemicals Ltd., Dipharma S.P.A., and Dipharma Francis Sr.l  agreed to the court’s entry of an order on March 28, 2011, finding that there was no infringement of U.S. Patent No. 5,750,703 based on the Court’s January 13, 2011 claim interpretation. The Company and sanofi-aventis U.S. LLC have proceeded directly to the U.S. Court of Appeals for the Federal Circuit to appeal the January 13, 2011 decision.

International Litigations

In 2007, the Company filed  patent infringement lawsuits in Australia against Alphapharm Pty Ltd., Arrow Pharmaceuticals Pty Ltd, Chemists’ Own Pty Ltd, and Sigma Pharmaceuticals Limited based on Australian Patent No. 699,799.  These matters were heard in a consolidated trial in November and December 2010.  On February 17, 2011, the Court ruled that the defendants are not liable for infringement because the asserted claims of the Australian Patent No. 699,799 are invalid for lack of novelty and false suggestion.  An appeal has been filed with regard to the ruling in the case against Arrow.  Such an appeal is not yet due in the action against Alphapharm.  Notwithstanding the court’s ruling of non-infringement, the Company continues to receive royalties on sales of the Allegra products in Australia, based on its rights under other patents.

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

The following table presents the fair value of marketable securities by type and their determined level based on the three-tiered fair value hierarchy as of March 31, 2011:

	Fair Value Measurements as of March 31, 2011
Marketable Securities	Total	Level 1	Level 2	Level 3
Obligations of states and political subdivisions	$11,688	$—	$11,688	$—
Auction rate securities	2,100	—	2,100	—
Total	$13,788	$—	$13,788	$—

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

Long-term debt: The carrying value of long-term debt was approximately equal to fair value at March 31, 2011 and December 31, 2010 due to the resetting dates of the variable interest rates.

Note 14 – Long-term Debt & Restricted Cash

Long-Term Debt:

We currently have a revolving line of credit in the amount of $45,000 which has a maturity date in June 2013.  The line of credit bears interest at a variable rate based on our Company’s leverage ratio.  As of March 31, 2011, the balance outstanding on the line of credit was $9,662, bearing interest at a rate of 1.5%.  The credit facility contains certain financial covenants, including a maximum leverage ratio, a minimum required operating cash flow coverage ratio, a minimum earnings before interest, taxes, depreciation and amortization and a minimum current ratio.  Other covenants include limits on asset disposals and the payment of dividends.  As of December 31, 2010, the Company was not in compliance with the current financial covenant requirements, however, the Company received a waiver from our lenders through May 16, 2011 while the agreement is renegotiated.  The Company intends to amend its existing credit facility to provide for a revolving line of credit that will mature in May 2012. The Company intends to repay $2,662 of the balance outstanding on the line of credit and to refinance the remaining $7,000 under the current line of credit into a term loan with quarterly repayments of $400 and the balance due and payable in May 2012.  Additionally, in connection with such waivers, the Company provided security to the bank group in the form of a security interest in substantially all of the Company’s United States assets.

The Company maintains variable interest rate industrial development authority bonds due in increasing annual installments through 2021. Interest payments are due monthly with a current interest rate of 0.50% at March 31, 2011.

The following table summarizes long-term debt:

	March 31, 2011	December 31, 2010
Revolving line of credit	$9,662	$9,662
Industrial development authority bonds	3,550	3,550
Miscellaneous loan	20	—
	13,232	13,212
Less current portion	(4,541)	(1,475)
Total long-term debt	$8,691	$11,737

The aggregate maturities of long-term debt at December 31, 2010 are as follows:

2011	$4,141
2012	6,089
2013	299
2014	309
2015	314
Thereafter	2,080
Total	$13,232

Restricted Cash:

On March 2, 2011, the Company and one of its suppliers entered into a Settlement and Supply agreement (“Agreement”) which served to settle the arbitral award and other legal proceedings related to an arbitral award that was pending.  The Agreement required the Company to pay $4,817 to our supplier and provide a cash collateralized letter of credit to secure the remainder of the arbitral award plus accrued interest. The letter of credit will reduce quarterly based on certain volume purchase milestones.  The Agreement also re-establishes the supply relationship between AMRI and our supplier through 2018.

The cash collateral pledged to support the letter of credit has been categorized as restricted cash on the Company’s statement of financial position at March 31, 2011.  The Company expects that the full amount of the cash collateral will be released upon the completion of the renegotiation of the credit agreement with its lender during the second quarter of 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our results of operations and financial condition should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the Notes thereto included within this report. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “intend,” “expect,” “anticipate,” “believe,” and “continue” or similar words and include, but are not limited to, statements concerning pension and postretirement benefit costs, the Company’s relationship with its largest customers, the Company’s collaboration with Bristol-Myers Squibb (“BMS”), future acquisitions, earnings, contract revenues, costs and margins, royalty revenues, patent protection and the ongoing Allegra® patent infringement litigation, Allegra® royalty revenue, government regulation, retention and recruitment of employees, customer spending and business trends, foreign operations, including increasing options and solutions for customers, business growth and the expansion of the Company’s global market, clinical supply manufacturing, management’s strategic plans, drug discovery, product commercialization, license arrangements, research and development projects and expenses, revenue and expense expectations for future periods, goodwill and long-lived asset impairment, competition and tax rates. The Company’s actual results may differ materially from such forward-looking statements as a result of numerous factors, some of which the Company may not be able to predict and may not be within the Company’s control. Factors that could cause such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on March 16, 2011, as updated by Part II Item 1A, “Risk Factors,” in subsequent Forms 10-Q.  All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future, except as required by law. References to “AMRI”, the “Company,” “we,” “us,” and “our,” refer to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole.

Strategy and Overview

We provide contract services to many of the world’s leading pharmaceutical and biotechnology companies. We derive our contract revenue from research and development expenditures and commercial manufacturing demands of the pharmaceutical and biotechnology industry.  We continue to execute our long-term strategy to develop and grow an integrated global platform from which we can provide these services.  We have research and/or manufacturing facilities in the United States, Hungary, Singapore, India and the United Kingdom.  Most recently, in February 2010, we acquired Excelsyn Ltd. (“AMRI UK”), which we believe is a well recognized leader in providing chemical development and manufacturing services to the pharmaceutical industry in Europe.  In June 2010, we acquired Hyaluron, Inc. (“AMRI Burlington”), a formulation company whose capabilities include cGMP manufacturing and sterile filling of parenteral drugs.  AMRI Burlington provides high value-added contract manufacturing services in sterile syringe and vial filling using specialized technologies.  AMRI Burlington provides these services for both small molecule drug products and biologicals, from clinical phase to commercial scale.

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

Our total revenue for the three months ended March 31, 2011 was $56.9 million, as compared to $49.3 million for the three months ended March 31, 2010.

Contract services revenue for the first quarter of 2011 was $42.9 million, compared to $38.9 million for the three months ended March 31, 2010.  Recurring royalty revenues, which are based on the worldwide sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere, as well as on sales of sanofi-aventis’ over-the-counter product, authorized generics and estimates of sales of Teva’s authorized generics, increased $3.6 million in the first quarter of 2011 from the first quarter of 2010.  Consolidated gross margin was 3.2% for the three months ended March 31, 2011 as compared to 10.6% for the three months ended March 31, 2010.

During the three months ended March 31, 2011, cash used by operations was $10.2 million.  The decrease of $4.0 million in cash flow from operations from the three months ended March 31, 2010 resulted primarily from a payment of $4.8 million associated with the Company’s settlement of the 2010 arbitration matter with a supplier.  We spent $2.8 million in capital expenditures, primarily related to modernization of our lab and production equipment.  As of March 31, 2011, we had $29.0 million in cash, cash equivalents and investments and $13.2 million in bank and other related debt.

Results of Operations – Three Months ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues

Total contract revenue

Contract revenue consists primarily of fees earned under contracts with our third party customers.  Our contract revenues for each of our Discovery/Development/Small Scale Manufacturing (“DDS”) and Large-Scale Manufacturing (“LSM”) segments were as follows:

	Three Months Ended March 31,
(in thousands)	2011	2010

DDS	$21,115	$21,040
LSM	21,816	17,852
Total	$42,931	$38,892

DDS contract revenues for the three months ended March 31, 2011 remained flat from the same period in 2010.  Contract revenue from development and small-scale manufacturing services increased $2.0 million, offset in part by a decrease of $1.9 million in contract revenue from discovery services due to higher demand for these services at our international locations, including an increased demand for our in vitro biology services worldwide and a decrease in demand for our U.S. medicinal chemistry services.

We currently expect DDS contract revenue for the full year of 2011 to increase from amounts recognized in 2010 primarily due to an increase in demand for our global development services, as well as an increase in demand for discovery services at our Asia locations, partially offset by a continued decrease from our U.S. discovery services.

LSM revenue for the three months ended March 31, 2011 increased $4.0 million from the same period in 2010 primarily due to an increase of $2.5 million caused by higher demand for clinical manufacturing services along with incremental revenues from the AMRI UK and AMRI Burlington acquisitions taking place in February and June of 2010, respectively.

We expect LSM contract revenue for the full year of 2011 to significantly increase over amounts recognized in 2010.

Recurring royalty revenue

We earn royalties under our licensing agreement with sanofi-aventis S.A. for the active ingredient in Allegra.  Royalties were as follows:

Three Months Ended March 31,
2011	2010
(in thousands)
$14,016	$10,439

Recurring royalties, which are based on the worldwide sales of Allegra®/Telfast, as well as on sales of sanofi-aventis’ authorized generics, increased $3.6 million for the three months ended March 31, 2011 from the same period in 2010 primarily due to an increase in sales of prescription Allegra® in Japan, as well as the addition of royalties recognized from the strong launch of the over-the-counter product line in the U.S.

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

Costs and Expenses

Cost of contract revenue

Cost of contract revenue consists primarily of compensation and associated fringe benefits for employees, as well as chemicals, depreciation and other indirect project related costs. Cost of contract revenue for our DDS and LSM segments were as follows:

	Three Months Ended March 31,
Segment	2011	2010
(in thousands)

DDS	$19,735	$17,981
LSM	21,807	16,780
Total	$41,542	$34,761

DDS Gross Margin	6.4%	14.6%
LSM Gross Margin	0.0%	6.0%
Total Gross Margin	3.2%	10.6%

DDS had a contract revenue gross margin of 6.4% for the three months ended March 31, 2011 compared to contract revenue gross margin of 14.6% for the same period in 2010.  The decrease in gross margin resulted from lower demand for our U.S. medicinal chemistry services in relation to our fixed costs, partially offset by improved global development margins.

We currently expect DDS contract margins for the full year of 2011 to approximate percentages recognized for the full year of 2010 primarily due to cost savings associated with the restructuring that occurred in March 2011.

LSM’s contract revenue gross margin decreased to 0% for the three months ended March 31, 2011 compared to 6.0% for the same period in 2010.  This decrease is primarily due to lower revenues at our Burlington facility in relation to its fixed cost base due to the pending resolution of its FDA warning letter, along with unutilized capacity at our AMRI UK facility, partially offset by an increase in margins for our U.S. API manufacturing services.

We expect gross margins in the LSM segment for the full year of 2011 to significantly improve over percentages recognized for the full year of 2010.

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

The incentive awards were as follows:

Three Months Ended March 31,
2011	2010
(in thousands)
$1,402	$1,043

The increase in technology incentive award expense for the three months ended March 31, 2011 from the same period ended March 31, 2010 is due to the increase in Allegra royalty revenue.  We expect technology incentive award expense to generally fluctuate directionally and proportionately with fluctuations in Allegra royalties in future periods.

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

Three Months Ended March 31,
2011	2010
(in thousands)

$2,604	$2,763

R&D expense decreased $0.2 million for the three months ended March 31, 2011 from the same period in 2010.  This decrease is primarily due to an overall decrease in internal operating costs as we strategically manage our R&D investments and continue to narrow the focus of R&D spending on only the most advanced development programs, partially offset by an increase in clinical trial costs related to our obesity program.

We currently expect research and development expenses for the full year of 2011 to decrease from amounts recognized in 2010 as we manage our R&D investments.

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

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist of compensation and related fringe benefits for selling, marketing, operational and administrative employees, professional service fees, marketing costs and costs related to facilities and information services.  SG&A expenses were as follows:

Three Months Ended March 31,
2011	2010
(in thousands)
$11,461	$10,639

SG&A expenses for the three months ended March 31, 2011 increased $0.8 million from the same quarter of 2010.  This increase is primarily attributable to AMRI Burlington’s remediation charges along with incremental SG&A costs from AMRI Burlington, which was acquired in June 2010.  These increases were offset in part by cost savings from the reorganization of our U.S. locations in May 2010.

SG&A expenses for 2011 are expected to remain flat from amounts recognized in 2010 as one time acquisition charges and AMRI Burlington remediation costs are reduced, offset by run rate impact from the 2010 acquisitions as well as some investment in global capabilities on both sales and IT fronts.

Restructuring.

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

Additionally, in March 2011, we reduced our workforce to right-size our U.S. operations, primarily focused on discovery chemistry services due to the shift in demand for these types of services from our lower cost operations in Asia.  In connection with this reduction, we recorded a restructuring charge of $1.0 million for termination benefits. These restructuring activities were recorded within our DDS operating segment.

The following table displays the restructuring activity and liability balances for the three months ended March 31, 2011:

	Balance at January 1, 2011	Charges/ (reversals)	Paid Amounts	Foreign Currency Translation Adjustments	Balance at March 31, 2011
Termination benefits and personnel realignment	$141	$951	$(33)	15	$1,074
Lease termination charges	1,932	—	(121)	—	1,811
Other	120	—	—	14	134
Total	$2,193	$951	$(154)	29	$3,019

Termination benefits and personnel realignment costs relate to severance packages, outplacement services, and career counseling for employees affected by the restructuring.  Lease termination charges relate to costs associated with exiting the facility, net of estimated sublease income.

Restructuring charges are included under the caption “Restructuring charges” in the consolidated statement of operations for the quarters ended March 31, 2011 and 2010 and the restructuring liabilities are included in “Accounts payable and accrued expenses” and “Accrued long-term restructuring” on the consolidated balance sheet at March 31, 2011 and December 31, 2010.

Anticipated cash outflow related to the restructurings for the remainder of 2011 is approximately $1.7 million.

Interest (expense) income, net

	Three Months Ended March 31,
(in thousands)	2011	2010

Interest expense	$(55)	$(36)
Interest income	52	79
Interest (expense) income, net	$(3)	$43

Net interest expense increased for the three months ended March 31, 2011 from net interest income for the same period in 2010 due to increased interest rates on our interest bearing liabilities, offset in part by a decrease in balances of interest bearing assets.

Other income (loss), net

Three Months Ended March 31,
2011	2010
(in thousands)
$52	$(88)

Other income for the three months ended March 31, 2011 consisted of income from purchase accounting adjustments of $0.3 million related to the 2010 AMRI UK and AMRI Burlington acquisitions, partially offset by expense primarily due to changes in rates associated with foreign currency transactions.

Income tax expense

Three Months Ended March 31,
2011	2010
(in thousands)
$376	$14

Income tax expense increased for the three months ended March 31, 2011 due primarily to changes in the composition of taxable income in relation to the applicable tax rates at our various international locations, as well as the recognition of certain discrete tax expense items.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows and proceeds from borrowings. During the first three months of 2011, we used cash of $10.2 million in operating activities. The use of cash from operating activities resulted primarily from a payment of $4.8 million associated with the Company’s settlement of the 2010 arbitration matter with a supplier and increases in royalties receivable due to timing of cash collections.

During the first three months of 2011, we used $0.9 million in investing activities, resulting primarily from the use of $2.8 million for the acquisition of property and equipment, offset in part by net proceeds from the sale or maturities of marketable securities of $1.9 million.  During the first three months of 2011, we used $5.4 million in financing activities, relating primarily to the pledging of $5.7 million as collateral for the letter of credit securing the remainder of an arbitration award that was settled in March 2011.  The Company expects that the full amount of the cash collateral will be released upon the completion of the renegotiation of the credit agreement with its lender during the second quarter of 2011.

Working capital was $76.5 million at March 31, 2011 as compared to $79.4 million as of December 31, 2010.

We currently have a revolving line of credit in the amount of $45.0 million which has a maturity date in June 2013.  The line of credit bears interest at a variable rate based on our Company’s leverage ratio. As of March 31, 2011, the balance outstanding on the line of credit was $9.7 million, bearing interest at a rate of 1.50%.  The credit facility contains certain financial covenants, including a maximum leverage ratio, a minimum required operating cash flow coverage ratio, a minimum earnings before interest, taxes, depreciation and amortization and a minimum current ratio, as amended.  Other covenants include limits on asset disposals and the payment of dividends.  As of December 31, 2010, we were not in compliance with our financial covenants requirements, however, we received a waiver from our lender through May 16, 2011 while we renegotiate our credit agreement.  We intend to amend our existing credit facility to provide for a revolving line of credit that will mature in May 2012. We intend to repay $2.7 million of the balance outstanding on the line of credit and to refinance the remaining $7.0 million under the current line of credit into a term loan with quarterly repayments of $0.4 million and the balance due and payable in May 2012.  Effective April 15, 2011, the interest rate on the existing amounts outstanding increased from LIBOR plus 0.75% to LIBOR plus 3.75%.  Additionally, in connection with such waivers, we provided security to the bank group in the form of a security interest in substantially all of our United States assets.

The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  There have been no material changes to our contractual obligations since December 31, 2010.  As of March 31, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

We refer to the policies and estimates set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  There have been no material changes or modifications to the policies since December 31, 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes with respect to the information on Quantitative and Qualitative Disclosures about Market Risk appearing in Part II, Item 7A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 4. Controls and Procedures

a)  Disclosure Controls and Procedures

As required by rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the Company’s last fiscal quarter our management conducted an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer regarding the effectiveness of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, the Company’s disclosure controls and procedures were not effective as of March 31, 2011 due to material weaknesses in financial reporting with respect to our accounting for income taxes as described in the Company’s Annual Report on Form 10-K for the period ended December 31, 2010.  We intend to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

b) Changes in Internal Control Over Financial Reporting

There were no changes, other than those in conjunction with certain remediation efforts described below, in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

c)  Remediation Efforts

We have implemented, or plan to implement, certain measures to remediate the material weakness relating to the Company’s income tax accounting identified in the Company’s 2010 Annual Report on Form 10-K.  As of the date of the filing of this Quarterly Report on Form 10-Q, the Company has implemented or is in the process of implementing the following measures:

•	engaged external tax experts to support the Company’s financial closing and reporting process;
•
improved documentation and instituted more formalized review of tax positions, with senior management and external advisors, to ensure proper evaluation and accounting treatment of complex tax issues; and

•	continued to evaluate and, if necessary, supplement the resources provided by our external advisors.

We believe that these remediation actions represent ongoing improvement measures and we plan to enhance our plans in  the remaining quarters of 2011.  Furthermore, while we have taken steps to remediate the material weakness, these steps may not be adequate to fully remediate this weakness, and additional measures may be required.   The effectiveness of our remediation efforts will not be known until we can test those controls in connection with management’s evaluation of internal controls over financial reporting that we will perform as of December 31, 2011.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Please refer to Part 1 – Note 12 for further details and history on these litigations.

Item 1A. Risk Factors

If we fail to meet our credit facility’s financial covenants, our business and financial condition could be adversely affected.

We currently have a revolving line of credit in the amount of $45 million which has a maturity date of June 2013.  The credit facility contains certain financial covenants, including but not limited to, a maximum leverage ratio, a minimum required operating cash flow coverage ratio, a minimum earnings before interest, taxes, depreciation and amortization and a minimum current ratio.  As of March 31, 2011 our balance outstanding on the line of credit was $9.7 million.  As of December 31, 2010, we were not in compliance with our financial covenant requirements, however, we received a waiver from our lenders through May 16, 2011 while we renegotiate our agreement. We intend to amend our existing credit facility to provide for a revolving line of credit that will mature in May 2012. We intend to repay $2.7 million of the balance outstanding on the line of credit and to refinance the remaining $7.0 million under the current line of credit into a term loan with quarterly repayments of $0.4 million and the balance due and payable in May 2012.  Additionally, in connection with such waivers, we provided security to the bank group in the form of a security interest in substantially all of our United States assets.  In addition, effective April 15, 2011, the interest rate on the existing amounts outstanding increased from LIBOR plus 0.75% to LIBOR plus 3.75%.

There is no assurance that we will be able to renegotiate our credit agreement with our lenders or receive further waivers of covenant noncompliance from the lenders.  If at any point, we fail to meet our credit facility’s financial covenants, the lenders can demand immediate repayment of our outstanding balance and deny future borrowings under the remaining line of credit.  This could have a negative impact on our liquidity, thereby reducing the availability of cash flow for other purposes.

Item 6.   Exhibits

Exhibit
Number	Description

10.1
Amended and Restated Limited Waiver and Agreement, made as of April 15, 2011, by and among Albany Molecular Research, Inc. AMRI Rensselaer, Inc., AMRI Bothell Research Center, Inc., AMRI Burlington, Inc., certain Lenders as defined therein and Bank of America, N.A. as administrative agent for the Lenders.

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

ALBANY MOLECULAR RESEARCH, INC.

Date: May 10, 2011	By:	/s/ Mark T. Frost
Mark T. Frost
Senior Vice President, Administration, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)