Form 10-Q
period 2011-06-30
ALBANY MOLECULAR RESEARCH INC
filed 2011-08-09
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2011
Common Stock, $.01 par value	30,658,902 excluding treasury shares of 5,411,372

ALBANY MOLECULAR RESEARCH, INC.

PART I — FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

Albany Molecular Research, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except for per share data)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Contract revenue	$43,497	$40,732	$86,428	$79,624
Recurring royalties	7,380	8,743	21,396	19,182
Milestone revenue	3,000	—	3,000	—
Total revenue	53,877	49,475	110,824	98,806

Cost of contract revenue	41,186	34,516	82,728	69,277
Technology incentive award	791	875	2,193	1,918
Research and development	1,910	2,813	4,514	5,576
Selling, general and administrative	10,030	9,243	21,491	19,882
Restructuring charges	—	5,687	951	5,687
Impairment charges	—	2,306	—	2,306
Arbitration charge	—	—	127	—
Total operating expenses	53,917	55,440	112,004	104,646

Loss from operations	(40)	(5,965)	(1,180)	(5,840)

Interest income, net	4	66	1	109
Other (expense) income, net	(296)	126	(244)	38

Loss before income taxes	(332)	(5,773)	(1,423)	(5,693)

Income tax expense (benefit)	236	(1,847)	612	(1,833)

Net loss	$(568)	$(3,926)	$(2,035)	$(3,860)

Basic loss per share	$(0.02)	$(0.13)	$(0.07)	$(0.12)

Diluted loss per share	$(0.02)	$(0.13)	$(0.07)	$(0.12)

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(Dollars and shares in thousands, except for per share data)	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$23,506	$25,747
Marketable securities	5,205	15,734
Accounts receivable, net	30,099	32,766
Royalty income receivable	7,848	7,416
Income taxes receivable	9,997	7,638
Inventory	29,725	27,102
Prepaid expenses and other current assets	13,616	10,110
Deferred income taxes	3,148	7,533
Total current assets	123,144	134,046

Property and equipment, net	162,189	163,212

Goodwill	18,146	16,698
Intangible assets and patents, net	3,886	3,942
Equity investment in unconsolidated affiliates	956	956
Deferred income taxes	1,875	596
Other assets	1,092	5,656
Total assets	$311,288	$325,106

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$26,917	$28,397
Arbitration reserve	4,765	9,798
Deferred revenue and licensing fees	9,109	14,083
Accrued pension benefits	811	884
Current installments of long-term debt	6,639	1,475
Total current liabilities	48,241	54,637

Long-term liabilities:
Long-term debt, excluding current installments	3,005	11,737
Accrued long-term restructuring	1,171	1,413
Deferred licensing fees	5,000	5,714
Deferred rent	1,184	1,263
Pension and postretirement benefits	6,259	6,408
Environmental liabilities	191	191
Total liabilities	65,051	81,363

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 100,000 shares authorized, 36,007 shares issued as of June 30, 2011, and 35,667 shares issued as of December 31, 2010	360	357
Additional paid-in capital	204,943	203,964
Retained earnings	109,215	111,250
Accumulated other comprehensive loss, net	(1,393)	(4,940)
	313,125	310,631
Less, treasury shares at cost, 5,411 shares as of June 30, 2011 and December 31, 2010	(66,888)	(66,888)
Total stockholders’ equity	246,237	243,743
Total liabilities and stockholders’ equity	$311,288	$325,106

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
(Dollars in thousands)	June 30, 2011	June 30, 2010

Operating activities
Net loss	$(2,035)	$(3,860)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	8,827	8,293
Deferred income taxes	3,041	(2,012)
Impairment and loss on disposal of property, plant and equipment	3	4,848
Stock-based compensation expense	745	780
Recoveries of bad debt	(89)	(46)
Write down for obsolete inventories	964	123
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,756	(5,907)
Royalty income receivable	(432)	(1,134)
Inventory, prepaid expenses and other assets	(2,665)	(3,285)
Income taxes receivable	(2,359)	(7)
Accounts payable and accrued expenses	(6,755)	3,886
Deferred revenue and licensing fees	(5,688)	(781)
Pension and postretirement benefits	4	57
Other long-term liabilities	(79)	(78)
Net cash (used in) provided by operating activities	(3,762)	877

Investing activities
Purchases of investment securities	(1,347)	(4,906)
Proceeds from sales and maturities of investment securities	11,772	13,472
Purchase of business, net of cash acquired	—	(45,386)
Purchase of property, plant and equipment	(5,840)	(5,279)
Payments for patent applications and other costs	(194)	(296)
Net cash provided by (used in) investing activities	4,391	(42,395)

Financing activities
Principal payments on long-term debt	(3,568)	(270)
Purchase of treasury stock	—	(159)
Proceeds from sale of common stock	383	341
Tax benefit of stock based compensation	(147)	—
Net cash used in financing activities	(3,332)	(88)

Effect of exchange rate changes on cash flows	462	(263)

Decrease in cash and cash equivalents	(2,241)	(41,869)

Cash and cash equivalents at beginning of period	25,747	80,953

Cash and cash equivalents at end of period	$23,506	$39,084

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

If the Company determines that the carrying value of long-lived assets may not be recoverable, based upon the existence of one or more of the above indicators of impairment, the Company compares the carrying value of the asset group to the undiscounted cash flows expected to be generated by the asset group. If the carrying value exceeds the undiscounted cash flows, an impairment charge is recorded to the extent that the carrying amount of the asset group exceeds their fair value.

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

Note 3 — Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Weighted average shares outstanding - basic	29,941	31,269	29,888	31,227
Dilutive effect of stock options	—	—	—	—
Dilutive effect of restricted stock	—	—	—	—
Weighted average shares outstanding - diluted	29,941	31,269	29,888	31,227

The Company has excluded all outstanding stock options and non-vested restricted shares from the calculation of diluted earnings per share for the three and six months ended June 30, 2011 because the net loss causes these outstanding stock options and non-vested restricted shares to be anti-dilutive.  The weighted average number of anti-dilutive options and restricted shares outstanding (before the effects of the treasury stock method) was 1,601 and 1,904 for the three months ended June 30, 2011 and 2010, respectively and 1,677 and 1,816 for the six months ended June 30, 2011 and 2010, respectively.

Note 4 — Inventory

Inventory consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Raw materials	$6,984	$4,575
Work in process	3,598	4,382
Finished goods	19,143	18,145
Total	$29,725	$27,102

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

The following table displays the restructuring activity and liability balances for the six months ended June 30, 2011:

	Balance at January 1, 2011	Charges/ (reversals)	Paid Amounts	Foreign Currency Translation Adjustments	Balance at June 30, 2011
Termination benefits and personnel realignment	$141	$951	$(567)	19	$544
Lease termination charges	1,932	—	(276)	—	1,656
Other	120	—	—	16	136
Total	$2,193	$951	$(843)	35	$2,336

Termination benefits and personnel realignment costs relate to severance packages, outplacement services, and career counseling for employees affected by the restructuring.  Lease termination charges relate to costs associated with exiting the facility, net of estimated sublease income.

Restructuring charges are included under the caption “Restructuring charges” in the consolidated statement of operations for the three and six months ended June 30, 2011 and 2010 and the restructuring liabilities are included in “Accounts payable and accrued expenses” and “Accrued long-term restructuring” on the consolidated balance sheet at June 30, 2011 and December 31, 2010.

Anticipated cash outflow related to the restructurings for the remainder of 2011 is approximately $920.

Note 6 — Goodwill and Intangible Assets

The carrying amounts of goodwill, all of which is associated with the Company’s DDS operating segment, at June 30, 2011 and December 31, 2010 were $18,146 and $16,698, respectively.  The increase in goodwill within the DDS segment from December 31, 2010 to June 30, 2011 is due to the impact of foreign currency translation.

The components of intangible assets are as follows:

	Cost	Accumulated Amortization	Net	Amortization Period
June 30, 2011
Patents and Licensing Rights	$5,054	$(1,812)	$3,242	2-16 years
Customer Relationships	815	(171)	644	5 years
	$5,869	$(1,983)	$3,886

December 31, 2010
Patents and Licensing Rights	$4,786	$(1,571)	$3,215	2-16 years
Customer Relationships	815	(88)	727	5 years
Total	$5,601	$(1,659)	$3,942

Amortization expense related to intangible assets was $135 and $73 for the three months ended June 30, 2011 and 2010, respectively and $254 and $147 for the six months ended June 30, 2011 and 2010, respectively.

The following chart represents estimated future annual amortization expense related to intangible assets:

Year ending December 31,
2011 (remaining)	$270
2012	470
2013	451
2014	446
2015	356
Thereafter	1,893
Total	$3,886

Note 7 — Share-Based Compensation

During the three and six months ended June 30, 2011, the Company recognized total share based compensation cost of $386 and $745, respectively as compared to total share based compensation cost for the three and six months ended June 30, 2010, of $231 and $780, respectively.

The Company grants share-based compensation, including restricted shares, under its 2008 Stock Option and Incentive Plan, as well as its 1998 Employee Stock Purchase Plan.

Restricted Stock

A summary of unvested restricted stock activity as of June 30, 2011 and changes during the six months then ended is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding, January 1, 2011	483	$9.61
Granted	312	$5.22
Vested	(104)	$10.82
Forfeited	(63)	$9.62
Outstanding, June 30, 2011	628	$7.22

The weighted average fair value of restricted shares per share granted during the six months ended June 30, 2011 and 2010 was $5.22 and $8.27, respectively.  As of June 30, 2011, there was $3,582 of total unrecognized compensation cost related to non-vested restricted shares. That cost is expected to be recognized over a weighted-average period of 2.9 years.

Stock Options

The fair value of each stock option award is estimated at the date of grant using the Black-Scholes valuation model based on the following assumptions:

	For the Six Months Ended
	June 30, 2011	June 30, 2010
Expected life in years	5	5
Risk free interest rate	1.92%	2.32%
Volatility	56%	46%
Dividend yield	—	—

A summary of stock option activity under the Company’s Stock Option and Incentive Plans as of June 30, 2011 and changes during the six month period then ended is presented below:

	Number of Shares	Weighted Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2011	1,557	$17.43
Granted	415	5.16
Exercised	—	—
Forfeited	(118)	23.81
Expired	(126)	42.63
Outstanding, June 30, 2011	1,728	$12.15	5.4	$10
Options exercisable, June 30, 2011	1,133	$15.17	3.3	$—

The weighted average fair value of stock options granted for the six months ended June 30, 2011 and 2010 was $2.54 and $3.05, respectively.   As of June 30, 2011, there was $1,458 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.6 years.

Employee Stock Purchase Plan

During the six months ended June 30, 2011 and 2010, 67 and 34 shares, respectively, were issued under the Company’s 1998 Employee Stock Purchase Plan.

During the six months ended June 30, 2011 and 2010, cash received from stock option exercises and employee stock purchases was $383 and $341, respectively.  The actual tax benefit realized for the tax deductions from share based compensation was $147 and $0 for the six months ended June 30, 2011 and 2010, respectively.

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

The following table contains earnings data by operating segment, reconciled to totals included in the unaudited condensed consolidated financial statements:

	Contract Revenue	Milestone & Recurring Royalty Revenue	Income (Loss) from Operations	Depreciation and Amortization
For the three months ended June 30, 2011
DDS	$18,029	$10,380	$7,961	$2,576
LSM	25,468	—	2,029	1,854
Corporate	—	—	(10,030)	—
Total	$43,497	$10,380	$(40)	$4,430

For the three months ended June 30, 2010
DDS	$19,680	$8,743	$(609)	$2,398
LSM	21,052	—	3,887	1,746
Corporate	—	—	(9,243)	—
Total	$40,732	$8,743	$(5,965)	$4,144

	Contract Revenue	Milestone & Recurring Royalty Revenue	Income (Loss) from Operations	Depreciation and Amortization
For the six months ended June 30, 2011
DDS	$39,144	$24,396	$18,660	$5,040
LSM	47,284	—	1,651	3,787
Corporate	—	—	(21,491)	—
Total	$86,428	$24,396	$(1,180)	$8,827

For the six months ended June 30, 2010
DDS	$40,720	$19,182	$9,217	$4,780
LSM	38,904	—	4,825	3,513
Corporate	—	—	(19,882)	—
Total	$79,624	$19,182	$(5,840)	$8,293

The following table summarizes other information by segment as of and for the six month period ended June 30, 2011:

	DDS	LSM	Total
Total assets	$186,080	$125,208	$311,288
Goodwill included in total assets	18,146	—	18,146
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	3,986	1,854	5,840

The following table summarizes other information by segment as of and for the year ended December 31, 2010:
	DDS	LSM	Total
Total assets	$193,386	$131,720	$325,106
Goodwill included in total assets	16,698	—	16,698
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	6,516	5,112	11,628

Note 9 — Financial Information by Customer Concentration and Geographic Area

Total contract revenue from DDS’s three largest customers represented approximately 11%, 9% and 8% of DDS’s total contract revenue for the three months ended June 30, 2011, and 20%, 8% and 6% of DDS’s total contract revenue for the three months ended June 30, 2010.  Total contract revenue from DDS’s three largest customers represented approximately 11%, 8% and 7% of DDS’s total contract revenue for the six months ended June 30, 2011 and 21%, 8% and 5% for the six months ended June 30, 2010.  Total contract revenue from LSM’s largest customer, GE Healthcare (“GE”), represented 20% and 25% of LSM’s total contract revenue for the three months ended June 30, 2011 and 2010, respectively.  Total contract revenue from GE represented 28% and 33% of LSM’s total contract revenue for the six months ended June 30, 2011 and 2010, respectively.   GE accounted for approximately 15% and 16% of the Company’s total contract revenue for the six months ended June 30, 2011 and 2010, respectively.  The DDS segment’s largest customer, a large pharmaceutical company, represented approximately 5% and 11% of the Company’s total contract revenue for the six months ended June 30, 2011 and 2010, respectively.

The Company’s total contract revenue for the three and six months ended June 30, 2011 and 2010 was recognized from customers in the following geographic regions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

United States	55%	70%	59%	67%
Europe	25	19	18	21
Asia	17	8	21	10
Other	3	3	2	2

Total	100%	100%	100%	100%

Long-lived assets by geographic region are as follows:

	June 30, 2011	December 31, 2010
United States	$132,088	$135,542
Europe	12,665	11,738
Asia	21,322	19,874
Total long-lived assets	$166,075	$167,154

Note 10 — Comprehensive Income (loss)

The following table presents the components of the Company’s comprehensive income (loss) for the three and six months June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(568)	$(3,926)	$(2,035)	$(3,860)

Other comprehensive (loss) income:
Change in unrealized gain (loss) on available-for-sale securities, net of taxes	(20)	9	(19)	(14)
Foreign currency translation gain (loss)	678	(4,188)	3,420	(4,815)
Net actuarial gain of pension and postretirement benefits	74	14	146	75
Total comprehensive income (loss)	$164	$(8,091)	$1,512	$(8,614)

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

The January 13, 2011, decision also included an interpretation of the scope of the claims of U.S. Patent No. 5,750,703, and based on that interpretation, the Company does not presently have evidence sufficient to obtain a favorable outcome on its infringement claim against Dr. Reddy’s Laboratories, Ltd., Dr. Reddy’s Laboratories, Inc., Amino Chemicals Ltd., Dipharma S.P.A., and Dipharma Francis Sr.l  As a result, the Company, along with sanofi-aventis, Dr. Reddy’s Laboratories, Ltd., Dr. Reddy’s Laboratories, Inc. Amino Chemicals Ltd., Dipharma S.P.A., and Dipharma Francis Sr.l  agreed to the court’s entry of an order on March 28, 2011, finding that there was no infringement of U.S. Patent No. 5,750,703 based on the Court’s January 13, 2011 claim interpretation. The Company and sanofi-aventis U.S. LLC have proceeded directly to the U.S. Court of Appeals for the Federal Circuit to appeal the January 13, 2011 decision.

On June 22, 2011, the Company, sanofi-aventis and Impax Laboratories, Inc. reached a settlement agreement of the above patent infringement litigation relating to Impax (“Impax Settlement”).  In conjunction with the Impax Settlement, the Company and sanofi-aventis agreed to amend their license agreement to allow sanofi-aventis to sublicense patents related to ALLEGRA® and ALLEGRA®D-12 to Impax Laboratories, Inc. in the United States.

On June 23, 2011, the Company, sanofi-aventis, Mylan Pharmaceuticals, Inc., and Alphapharm reached a settlement agreement of the above patent infringement litigation relating to Mylan and the below noted litigation in Australia against Mylan affiliate Alphapharm (“Mylan Settlement”).  In conjunction with the Mylan Settlement, the Company and sanofi-aventis agreed to amend their license agreement to allow sanofi-aventis to sublicense patents related to ALLEGRA® and ALLEGRA®D-12 to Mylan Pharmaceuticals, Inc. in the United States.

International Litigations

In 2007, the Company filed patent infringement lawsuits in Australia against Alphapharm Pty Ltd., Arrow Pharmaceuticals Pty Ltd, Chemists’ Own Pty Ltd, and Sigma Pharmaceuticals Limited based on Australian Patent No. 699,799.  These matters were heard in a consolidated trial in November and December 2010.  On February 17, 2011, the Court ruled that the defendants are not liable for infringement because the asserted claims of the Australian Patent No. 699,799 are invalid for lack of novelty and false suggestion.  An appeal has been filed with regard to the ruling in the case against Arrow. The action against Alphapharm was settled as part of the Mylan Settlement, with Alphapharm receiving a sublicense to sell its products in Australia and New Zealand. Notwithstanding the court’s ruling of non-infringement, the Company continues to receive royalties on sales of the Allegra products in Australia, based on its rights under other patents.

At Risk Launches

Under applicable federal law, marketing of an FDA-approved generic version of Allegra may not commence until the earlier of a decision favorable to the generic challenger in the patent litigation or 30 months after the date the patent infringement lawsuit was filed. In general, the first generic filer is entitled to a 180-day marketing exclusivity period upon FDA approval.  The launch of a generic product is considered an “at-risk” launch if the launch occurs while there is still on-going litigation.  Of the remaining defendants in the pending United States litigation, Dr. Reddy’s Laboratories has engaged in an at-risk launch of a generic fexofenadine single-entity product.

Note 12 – Fair Value

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

The following table presents the fair value of marketable securities by type and their determined level based on the three-tiered fair value hierarchy as of June 30, 2011:

	Fair Value Measurements as of June 30, 2011
Marketable Securities	Total	Level 1	Level 2	Level 3
Obligations of states and political subdivisions	$3,105	$—	$3,105	$—
Auction rate securities	2,100	—	2,100	—
Total	$5,205	$—	$5,205	$—
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

Debt: The carrying value of long-term debt was approximately equal to fair value at June 30, 2011 and December 31, 2010 due to the resetting dates of the variable interest rates.

Note 13 –Debt

In June 2011, the Company finalized the renegotiation of its credit agreement, which included repayment of $2,662 of the outstanding line of credit.  The remaining $7,000 of the outstanding line of credit was converted into a term loan with a maturity date of June 2012 and quarterly repayments of $400.  The term loan bears interest at a variable rate based on LIBOR.  As of June 30, 2011, the balance outstanding on the term loan was $6,350, bearing interest at 6%.  Beginning on July 14, 2011 and extending through January 13, 2012, the remaining balance of the term loan will bear interest at a weighted average rate of 4.1%.  The interest rate will reset based upon current LIBOR rates at January 13, 2012.  Additionally, the Company negotiated a new line of credit in the amount of $12,000.  As of June 30, 2011, the Company had $8,192 of outstanding letters of credit secured by the line of credit.

The credit facility contains certain financial covenants, including minimum earnings before interest, taxes, depreciation and amortization and a minimum unrestricted cash and cash equivalents balance.  Other covenants include, but are not limited to limits on quarterly capital expenditures. Additionally, in connection with the new debt agreement, the Company provided security to the bank group in the form of a security interest in substantially all of the Company’s assets located in the United States.

The Company maintains variable interest rate industrial development authority bonds due in increasing annual installments through 2021. Interest payments are due monthly with a current interest rate of 0.32% at June 30, 2011.  The full amount outstanding on these bonds is secured by a direct pay letter of credit.  The amount outstanding as of June 30, 2011 was $3,275.

The following table summarizes long-term debt:

	June 30, 2011	December 31, 2010
Term Loan	$6,350	$9,662
Industrial development authority bonds	3,275	3,550
Miscellaneous loan	19	—
	9,644	13,212
Less current portion	(6,639)	(1,475)
Total long-term debt	$3,005	$11,737

The aggregate maturities of long-term debt at June 30, 2011 are as follows:

2011 (remainder)	$802
2012	5,840
2013	299
2014	309
2015	314
Thereafter	2,080
Total	$9,644

Restricted Cash:

On March 2, 2011, the Company and one of its suppliers entered into a Settlement and Supply agreement (“Agreement”) which served to settle proceedings related to an arbitral award that was pending.  The Agreement required the Company to pay $4,817 to the supplier and provide a cash-collateralized letter of credit to secure the remainder of the arbitral award plus accrued interest. The letter of credit will reduce quarterly based on certain volume purchase milestones.  The Agreement also re-establishes the supply relationship between the Company and its supplier through 2018.

The cash collateral pledged to support the letter of credit had been categorized as restricted cash on the Company’s statement of financial position at March 31, 2011.  As a result of the new credit agreement discussed above, the full amount of the cash collateral was released.  As of June 30, 2011, the Company had no restricted cash.

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

Our total revenue for the quarter ended June 30, 2011 was $53.9 million, as compared to $49.5 million for the quarter ended June 30, 2010.

Contract services revenue for the second quarter of 2011 was $43.5 million, compared to $40.7 million for the second quarter of 2010.  Recurring royalty revenues, which are based on the worldwide sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere, as well as on sales of sanofi-aventis’ over-the-counter product, authorized generics and estimates of sales of Teva’s authorized generics, decreased $1.4 million in the second quarter of 2011 from the second quarter of 2010.  Consolidated gross margin was 5.3% for the quarter ended June 30, 2011 as compared to 15.3% for the quarter ended June 30, 2010.

During the six months ended June 30, 2011, cash used by operations was $3.8 million compared to cash provided by operations of $0.9 million for the same period of 2010.  The decrease of $4.6 million in cash flow from operations from the six months ended June 30, 2010 resulted primarily from a payment of $4.8 million associated with the Company’s settlement of the 2010 arbitration matter with a supplier.  We spent $5.8 million in capital expenditures, primarily related to international expansion and domestic modernization of our lab and production equipment.  As of June 30, 2011, we had $28.7 million in cash, cash equivalents and investments and $9.6 million in bank and other related debt.

Results of Operations – Three and Six Months ended June 30, 2011 Compared to Three and Six Months Ended June 30, 2010

Revenues

Total contract revenue

Contract revenue consists primarily of fees earned under contracts with our third party customers.  Our contract revenues for each of our Discovery/Development/Small Scale Manufacturing (“DDS”) and Large-Scale Manufacturing (“LSM”) segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2010	2011	2010

DDS	$18,029	$19,680	$39,144	$40,720
LSM	25,468	21,052	47,284	38,904
Total	$43,497	$40,732	$86,428	$79,624

DDS contract revenues for the three and six months ended June 30, 2011 decreased from the same periods in 2010 primarily due to lower contract revenue for our discovery services of $3.0 million and $4.9 million, respectively.  These decreases were offset in part by increases in contract revenue from development and small-scale manufacturing services of $1.4 million and $3.4 million, respectively.  The decrease in discovery services contract revenue was primarily due to lower demand for our U.S. medicinal chemistry and European discovery services, partially offset by higher demand for our discovery services at our Asia locations, including an increased demand for our in vitro biology services worldwide.  The increases in contract revenue from development and small-scale manufacturing services were attributable to higher demand for our chemistry development services.

We currently expect DDS contract revenue for the full year of 2011 to remain flat or decrease slightly from amounts recognized in 2010 primarily due to an increase in demand for our global development services, offset by a continued decrease from our U.S. chemistry discovery services.

LSM revenue for the three and six months ended June 30, 2011 increased from the same periods in 2010 primarily due to an increase in clinical manufacturing services revenue of $1.7 million and $4.1 million, respectively, the majority of which is a result of higher demand of U.S. API development services.  Additionally, LSM contract revenue increased $3.2 million for both the three and six months ended June 30, 2011 as a result of higher commercial shipments as compared to the same periods in 2010.  Contract revenue also increased for the six months ended June 30, 2011 as compared to the same period in 2010 from incremental revenues from the AMRI Burlington acquisition which took place in June of 2010.

We expect LSM contract revenue for the full year of 2011 to significantly increase over amounts recognized in 2010 due to higher demand of U.S. API development and commercial shipments.

Recurring royalty revenue

We earn royalties under our licensing agreement with sanofi-aventis S.A. for the active ingredient in Allegra.  Royalties were as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2011	2010	2011	2010
(in thousands)

$7,380	$8,743	$21,396	$19,182

Recurring royalties are based on the worldwide sales of Allegra®/Telfast, as well as on sales of sanofi-aventis’ over-the-counter (“OTC”) product and authorized generics.  Recurring royalties decreased during the quarter ended June 30, 2011 from the same period in 2010 due to the timing of the launch of the over-the-counter product line in the U.S.  Recurring royalties increased $2.2 million for the six months ended June 30, 2011 from the same period in 2010 primarily due to an increase in sales of prescription Allegra® in Japan, as well as the addition of royalties recognized from the strong launch of the over-the-counter product line in the U.S. in the first quarter of 2011, offset in part by a decrease in sales in the second quarter of 2011 due to the timing of the OTC product launch in the U.S.

The recurring royalties we receive on the sales of Allegra®/Telfast have historically provided a material portion of our revenues, earnings and operating cash flows.  We continue to develop our business in an effort to supplement the revenues, earnings and operating cash flows that have historically been provided by Allegra®/Telfast royalties.

Milestone revenue

Milestone revenue is earned for achieving certain milestones included in certain licensing and research agreements.  Milestone revenues were as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2011	2010	2011	2010
(in thousands)

$3,000	$—	$3,000	$—

Milestone revenue of $3.0 million received during the three months ended June 30, 2011 was recognized in conjunction with the Company’s license and research agreement with BMS for initiating a Phase II clinical trial of an AMRI compound licensed exclusively to BMS.

Costs and Expenses

Cost of contract revenue

Cost of contract revenue consists primarily of compensation and associated fringe benefits for employees, as well as chemicals, depreciation and other indirect project related costs. Cost of contract revenue for our DDS and LSM segments were as follows:

Segment	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010

DDS	$17,927	$17,488	$37,662	$35,469
LSM	23,259	17,028	$45,066	33,808
Total	$41,186	$34,516	$82,728	$69,277

DDS Gross Margin	0.6%	11.1%	3.8%	12.9%
LSM Gross Margin	8.7%	19.1%	4.7%	13.1%
Total Gross Margin	5.3%	15.3%	4.3%	13.0%

DDS contract revenue gross margin percentages decreased for the three and six months ended June 30, 2011 compared to contract gross margin percentages for the same periods in 2010.  These decreases in gross margin percentages resulted from lower demand for our U.S. medicinal chemistry services and our European discovery services in relation to our fixed costs, partially offset by improved global development margins.

We currently expect DDS contract margins for the full year of 2011 to significantly decrease from percentages recognized for the full year of 2010 primarily due to a decrease in demand for discovery services.

LSM’s contract revenue gross margin decreased for the three and six months ended June 30, 2011 compared to the same periods in 2010.  These decreases are primarily due to lower revenues at our Burlington facility in relation to its fixed cost base due to the pending resolution of its FDA warning letter, along with unutilized capacity at our AMRI UK facility, partially offset by an increase in margins for our U.S. API manufacturing services.

We expect gross margins in the LSM segment for the full year of 2011 to significantly improve over percentages recognized for the full year of 2010 primarily due to improved U.S. API manufacturing margins.

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

Three Months Ended June 30,		Six Months Ended June 30,
2011	2010	2011	2010
(in thousands)

$791	$875	$2,193	$1,918

The changes in technology incentive award expense for the three and six months ended June 30, 2011 as compared to the same periods in 2010 are associated with the fluctuation in Allegra recurring royalty revenue as discussed above.

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

Three Months Ended June 30,		Six Months Ended June 30,
2011	2010	2011	2010
(in thousands)

$1,910	$2,813	$4,514	$5,576

R&D expense for the three and six months ended June 30, 2011 decreased from the same periods in 2010.  These decreases are primarily due to an overall decrease in internal operating costs as we strategically manage our R&D investments and continue to narrow the focus of R&D spending on only the most advanced development programs, as well as a decrease in clinical trial costs related to our oncology and obesity programs.

We currently expect research and development expenses for the full year of 2011 to decrease from amounts recognized in 2010 as we strategically manage our R&D investments.

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

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist of compensation and related fringe benefits for selling, marketing, operational and administrative employees, professional service fees, marketing costs and costs related to facilities and information services.  SG&A expenses were as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2011	2010	2011	2010
(in thousands)

$10,030	$9,243	$21,491	$19,882
SG&A expenses for the three and six months ended June 30, 2011 increased from the same periods of 2010.  These increases are primarily attributable to incremental SG&A costs from AMRI Burlington which was acquired in June 2010.

SG&A expenses for 2011 are expected to decrease slightly from amounts recognized in 2010 as nonrecurring acquisition charges and AMRI Burlington remediation costs are reduced, offset by run rate impact from the 2010 acquisitions as well as some investment in global capabilities in the areas of sales and information technology.

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

The following table displays the restructuring activity and liability balances for the six months ended June 30, 2011:

	Balance at January 1, 2011	Charges/ (reversals)	Paid Amounts	Foreign Currency Translation Adjustments	Balance at June 30, 2011
Termination benefits and personnel realignment	$141	$951	$(567)	19	$544
Lease termination charges	1,932	—	(276)	—	1,656
Other	120	—	—	16	136
Total	$2,193	$951	$(843)	35	$2,336

Termination benefits and personnel realignment costs relate to severance packages, outplacement services, and career counseling for employees affected by the restructuring.  Lease termination charges relate to costs associated with exiting the facility, net of estimated sublease income.

Anticipated cash outflow related to the restructurings for the remainder of 2011 is approximately $0.9 million.

Interest income, net

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010

Interest expense	$(87)	$(38)	$(142)	$(74)
Interest income	91	104	143	183
Interest income, net	$4	$66	$1	$109

Net interest income decreased for the three and six months ended June 30, 2011 from the same periods in 2010 due to increased interest rates on our interest bearing liabilities and a decrease in balances of interest bearing assets.

Other (expense) income, net

Three Months Ended June 30,		Six Months Ended June 30,
2011	2010	2011	2010
(in thousands)

$(296)	$126	$(244)	$38

Other expense for the three and six months ended June 30, 2011 was primarily due to changes in rates associated with foreign currency transactions.  Other expense for the six months ended June 30, 2011 was offset in part by income from purchase accounting adjustments in the first quarter of $0.3 million related to the 2010 AMRI UK and AMRI Burlington acquisitions.

Income tax expense (benefit)
Three Months Ended June 30,		Six Months Ended June 30,
2011	2010	2011	2010
(in thousands)

$236	$(1,847)	$612	$(1,833)

Income tax expense increased for the three and six months ended June 30, 2011 due primarily to changes in the composition of taxable income in relation to the applicable tax rates at our various international locations, as well as the recognition of certain discrete tax expense items.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows and proceeds from borrowings. During the first six months of 2011, we used cash of $3.8 million in operating activities. The use of cash from operating activities resulted primarily from a payment of $4.8 million associated with the Company’s settlement of the 2010 arbitration matter with a supplier.

During the first six months of 2011, cash provided by investing activities was $4.4 million, resulting primarily from net proceeds from the sale or maturities of marketable securities of $10.4 million, offset in part by the use of $5.8 million for the acquisition of property and equipment.  During the first six months of 2011, we used $3.3 million in financing activities, relating primarily to payments made on our credit facilities.

Working capital was $74.9 million at June 30, 2011 as compared to $79.4 million as of December 31, 2010.

In June 2011, we finalized the renegotiation of our credit agreement which included repayment of $2.7 million of the outstanding line of credit.  The remaining $7.0 million of the outstanding line of credit was converted into a term loan with a maturity date of June 2012 and quarterly repayments of $0.4 million.  The term loan bears interest at a variable rate based on LIBOR.  As of June 30, 2011, the balance outstanding on the term loan was $6.4 million, bearing interest at 6%.  Beginning on July 14, 2011 and extending through January 13, 2012, the remaining balance of the term loan will bear interest at a weighted average rate of 4.1%.  The interest rate will reset based upon current LIBOR rates at January 13, 2012.  Additionally, we received a new line of credit in the amount of $12.0 million.  As of June 30, 2011, we had $8.2 million of outstanding letters of credit against the line of credit.

The credit facility contains certain financial covenants, including minimum earnings before interest, taxes, depreciation and amortization and a minimum unrestricted cash and cash equivalents balance.  Other covenants include, but are not limited to limits on quarterly capital expenditures.

The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  There have been no material changes to our contractual obligations since December 31, 2010, except for long term debt repayments as discussed above and in Note 13 to the condensed consolidated financial statements.  As of June 30, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

Item 4. Controls and Procedures

a)  Disclosure Controls and Procedures

As required by rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the Company’s last fiscal quarter our management conducted an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer regarding the effectiveness of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, the Company’s disclosure controls and procedures were not effective as of June 30, 2011 due to material weaknesses in financial reporting with respect to our accounting for income taxes as described in the Company’s Annual Report on Form 10-K for the period ended December 31, 2010.  We intend to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Please refer to Part 1 – Note 11 to the condensed consolidated financial statements for further details and history on these litigations.

Item 1A. Risk Factors

If we fail to meet our credit facility’s financial covenants, our business and financial condition could be adversely affected.

In June 2011, we finalized the renegotiation of our credit agreement which included repayment of $2.7 million of the outstanding line of credit.  The remaining $7.0 million of the outstanding line of credit was converted into a term loan with a maturity date of June 2012 with quarterly repayments of $0.4 million.  As of June 30, 2011, we had $8.2 million of outstanding letters of credit secured by the line of credit.  Additionally, in connection with our new debt agreement, we provided security to the bank group in the form of a security interest in substantially all of our United States assets.

The credit facility contains certain financial covenants, including minimum earnings before interest, taxes, depreciation and amortization and a minimum unrestricted cash and cash equivalents balance.  Other covenants include, but are not limited to limits on quarterly capital expenditures.  As of June 30, 2011, we were in compliance with our financial covenant requirements; however, there is no assurance that we will receive waivers of covenant noncompliance from the lenders if we were to not meet our financial covenants in future periods.  If at any point, we fail to meet our credit facility’s financial covenants, the lenders can demand immediate repayment of our outstanding balance and deny future borrowings under the remaining line of credit.  This could have a negative impact on our liquidity, thereby reducing the availability of cash flow for other purposes.

Our Burlington, MA facility is subject to an FDA warning letter which has resulted in a significant disruption in our business operations and has had and may continue to have a material adverse effect on our business operations and cash flow.

On August 18, 2010, we received a warning letter from the FDA which pertained to its inspection of AMRI Burlington in March 2010 and which identified three significant observations.  According to the warning letter, these observations may have caused our drug product(s) to be adulterated in that the methods used in, or the facilities or controls used for, their manufacture, processing, packing or holding did not conform to, or were not operated or administered in conformity with cGMP.  A copy of the warning letter is available on the FDA website at www.fda.gov.  We acquired the facility on June 14, 2010. The warning letter did not restrict production or shipment of products from the facility, however we voluntarily suspended cGMP production for a period of time while we undertook remediation steps to address the FDA’s observations.  Although we resumed cGMP operations in May 2011, the suspension of production has had a material adverse effect on our business operations and cash flow.

We have been working to resolve the issues identified in the warning letter.  In May, 2011, the Company provided the FDA with its final update pertaining to the warning letter.  From June 8, 2011 through June 28, 2011, the FDA conducted a re-inspection of the Company's Burlington facility.  On June 28, 2011, the FDA issued a Form 483 report to the Company which included 7 inspectional observations.  The Company has provided a response to the FDA’s Form 483 report.   The Company will continue the manufacturing operations currently ongoing at the Burlington site, including GMP operations.  However, there can be no assurance that the FDA will be satisfied with the Company’s response. The failure to promptly correct any violations as required by the FDA may result in legal action without further notice. There can be no assurance that the FDA will be satisfied with our response or will not identify additional issues on re-inspection. Failure to promptly correct these violations as required by the FDA may result in legal action without further notice including, without limitation, seizure and injunction.  Other federal agencies may take the FDA warning letter into account when considering the award of contracts.  Additionally, the FDA may withhold approval of requests for export certificate, or approval of pending drug applications listing our Burlington facility until the above violations are corrected.  In addition, certain customers who claim to be adversely impacted by the FDA warning letter and our inability to fulfill our contractual commitments may bring legal action against us.  Any such actions could significantly disrupt our business and operations and have a material adverse impact on our financial position and operating results.

Item 6.	Exhibits

Exhibit
Number	Description

4.1
Amendment to Rights Agreement, dated as of June 1, 2011, between Albany Molecular Research, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A/A filed on June 1, 2011.  File no. 000-25323).

10.1
Amended and Restated Credit Agreement, dated as of June 3, 2011, among Albany Molecular Research, Inc., as the Borrower, AMRI Rensselaer Inc., AMRI Bothell Research Center, Inc., and AMRI Burlington, Inc., as Guarantors, Bank of America, N.A., as Administrative Agent and L/C Issuer and the other Lender party thereto (filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* XBRL (Extensible Business Reporting Language) information is furnished and not deemed filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALBANY MOLECULAR RESEARCH, INC.

Date: August 9, 2011	By:	/s/ Mark T. Frost
Mark T. Frost
Senior Vice President, Administration, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)