Form 10-Q
period 2011-09-30
ALBANY MOLECULAR RESEARCH INC
filed 2011-11-09
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2011
Common Stock, $.01 par value	30,639,857 excluding treasury shares of 5,411,372

ALBANY MOLECULAR RESEARCH, INC.

PART I — FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements (Unaudited)

Albany Molecular Research, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except for per share data)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Contract revenue	$43,771	$42,873	$130,199	$122,497
Recurring royalties	6,458	7,744	27,854	26,926
Milestone revenue	—	—	3,000	—
Total revenue	50,229	50,617	161,053	149,423

Cost of contract revenue	45,388	42,083	128,116	111,360
Technology incentive award	646	775	2,839	2,693
Research and development	1,608	2,873	6,122	8,449
Selling, general and administrative	10,821	10,517	32,312	30,399
Restructuring charges	─	9	951	5,696
Impairment charges	—	—	—	2,306
Arbitration charge	—	9,626	127	9,626
Total operating expenses	58,463	65,883	170,467	170,529

Loss from operations	(8,234)	(15,266)	(9,414)	(21,106)

Interest (expense) income, net	(114)	53	(113)	162
Other income (expense), net	773	(650)	529	(612)

Loss before income taxes	(7,575)	(15,863)	(8,998)	(21,556)

Income tax benefit	(1,723)	(5,972)	(1,111)	(7,805)

Net loss	$(5,852)	$(9,891)	$(7,887)	$(13,751)

Basic loss per share	$(0.19)	$(0.33)	$(0.26)	$(0.44)

Diluted loss per share	$(0.19)	$(0.33)	$(0.26)	$(0.44)

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(Dollars and shares in thousands, except for per share data)	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$17,498	$25,747
Marketable securities	2,526	15,734
Accounts receivable, net	34,070	32,766
Royalty income receivable	6,456	7,416
Income taxes receivable	10,730	7,638
Inventory	25,135	27,102
Prepaid expenses and other current assets	14,654	10,110
Deferred income taxes	2,303	7,533
Total current assets	113,372	134,046

Property and equipment, net	157,153	163,212

Goodwill	16,407	16,698
Intangible assets and patents, net	3,865	3,942
Equity investment in unconsolidated affiliates	956	956
Deferred income taxes	3,065	596
Other assets	1,235	5,656
Total assets	$296,053	$325,106

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$25,948	$28,397
Arbitration reserve	4,765	9,798
Deferred revenue and licensing fees	6,757	14,083
Accrued pension benefits	296	884
Current installments of long-term debt	6,239	1,475
Total current liabilities	44,005	54,637

Long-term liabilities:
Long-term debt, excluding current installments	3,004	11,737
Accrued long-term restructuring	1,050	1,413
Deferred licensing fees	4,643	5,714
Deferred rent	1,144	1,263
Pension and postretirement benefits	6,291	6,408
Environmental liabilities	191	191
Total liabilities	60,328	81,363

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 50,000 shares authorized, 36,060 shares issued as of September 30, 2011, and 35,667 shares issued as of December 31, 2010	361	357
Additional paid-in capital	205,707	203,964
Retained earnings	103,363	111,250
Accumulated other comprehensive loss, net	(6,818)	(4,940)
	302,613	310,631
Less, treasury shares at cost, 5,411 shares as of September 30, 2011 and December 31, 2010	(66,888)	(66,888)
Total stockholders’ equity	235,725	243,743
Total liabilities and stockholders’ equity	$296,053	$325,106

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
(Dollars in thousands)	September 30, 2011	September 30, 2010

Operating activities
Net loss	$(7,887)	$(13,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,444	12,958
Deferred income taxes	3,767	1,479
Impairment and loss on disposal of property, plant and equipment	83	5,199
Stock-based compensation expense	1,222	1,253
Provision for (recoveries of) bad debt	123	(65)
Write down for obsolete inventories	1,629	631
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,427)	(8,715)
Royalty income receivable	960	(279)
Inventory, prepaid expenses and other assets	(166)	(3,557)
Income taxes receivable	(4,194)	(9,967)
Accounts payable and accrued expenses	(7,845)	12,344
Deferred revenue and licensing fees	(8,397)	(2,505)
Pension and postretirement benefits	(334)	(175)
Other long-term liabilities	(119)	(118)
Net cash used in operating activities	(9,141)	(5,268)

Investing activities
Purchases of investment securities	(1,354)	(7,003)
Proceeds from sales and maturities of investment securities	14,448	17,356
Purchases of businesses, net of cash acquired	—	(45,406)
Purchase of property, plant and equipment	(7,892)	(8,265)
Payments for patent applications and other costs	(311)	(626)
Net cash provided by (used in) investing activities	4,891	(43,944)

Financing activities
Principal payments on long-term debt	(3,969)	(270)
Purchase of treasury stock	─	(10,000)
Proceeds from sale of common stock	671	576
Tax benefit of stock based compensation	(147)	—
Net cash used in financing activities	(3,445)	(9,694)

Effect of exchange rate changes on cash flows	(554)	688

Decrease in cash and cash equivalents	(8,249)	(58,218)

Cash and cash equivalents at beginning of period	25,747	80,953

Cash and cash equivalents at end of period	$17,498	$22,735

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated during consolidation. Assets and liabilities of non-U.S. operations are translated at period-end rates of exchange, and the statements of operations are translated at the average rates of exchange for the period. Unrealized gains or losses resulting from translating non-U.S. currency financial statements are recorded in accumulated other comprehensive loss in the accompanying unaudited condensed consolidated balance sheets.

Use of Management Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The most significant estimates included in the accompanying consolidated financial statements include assumptions regarding the collectibility of receivables, the valuation of inventory, the fair value of goodwill, intangible assets, and long-lived assets, and the amount and realizabilty of deferred tax assets. Other significant estimates include assumptions utilized in determining actuarial obligations in conjunction with the Company’s pension and postretirement health plans, the estimated fair values of net assets acquired in business combinations, the estimation of restructuring charges, assumptions utilized in determining stock-based compensation, and assumptions associated with legal contingencies. Actual results can vary from these estimates.

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

Recurring Royalties Revenue Recognition.  Recurring royalties consist of royalties under a license agreement with sanofi-aventis based on the worldwide sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere, as well as on sales of sanofi-aventis’ authorized generics and corresponding OTC products. The Company records royalty revenue in the period in which the sales of Allegra/Telfast occur, because we can reasonably estimate such royalties. Royalty payments from sanofi-aventis are due within 45 days after each calendar quarter and are determined based on sales of Allegra/Telfast in that quarter, with the exception of Allegra D-12 which had a fixed royalty amount through July 2010.  Thereafter, the royalty rate has reverted to the rate in effect prior to the signing of the sub-license amendment and the Company will also receive a royalty on Teva Pharmaceuticals’ sales of the generic or OTC fexofenadine products that are covered by their licensing agreement.

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

Note 3 — Earnings Per Share

Both basic and diluted weighted average shares outstanding were 30,025 and 29,934 for the three and nine months ended September 30, 2011, respectively, and 30,432 and 30,960 for the three and nine months ended September 30, 2010, respectively.

The Company has excluded all outstanding stock options and non-vested restricted shares from the calculation of diluted earnings per share for the three and nine months ended September 30, 2011 because the net loss causes these outstanding stock options and non-vested restricted shares to be anti-dilutive.  The weighted average number of anti-dilutive options and restricted shares outstanding (before the effects of the treasury stock method) was 1,710 and 1,786 for the three months ended September 30, 2011 and 2010, respectively and 1,722 and 1,958 for the nine months ended September 30, 2011 and 2010, respectively.

Note 4 — Inventory

Inventory consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Raw materials	$7,320	$4,575
Work in process	3,593	4,382
Finished goods	14,222	18,145
Total	$25,135	$27,102

Note 5 — Restructuring

In May 2010, the Company initiated a restructuring of its AMRI U.S. locations.  As part of its strategy to increase global competitiveness and continue to be diligent in managing costs, the Company implemented cost reduction activities at its operations in the U.S.  These cost reduction activities included a reduction in the U.S. workforce, as well as the suspension of operations at one of its research laboratory facilities in Rensselaer, New York.  Employees and equipment from this facility were consolidated into other nearby Company operations.  The Company recorded a restructuring charge of $3,223 in 2010.  This charge includes lease termination charges of $2,182 (net of estimated sublease income), termination benefits and personnel realignment costs of $833 and facility and other costs of $208.

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

The following table displays the restructuring activity and liability balances for the nine months ended September 30, 2011:

	Balance at January 1, 2011	Charges/ (reversals)	Paid Amounts	Foreign Currency Translation Adjustments	Balance at September 30, 2011
Termination benefits and personnel realignment	$141	$951	$(747)	(4)	$341
Lease termination charges	1,932	—	(398)	—	1,534
Other	120	—	—	(4)	116
Total	$2,193	$951	$(1,145)	(8)	$1,991

Termination benefits and personnel realignment costs relate to severance packages, outplacement services, and career counseling for employees affected by the restructuring.  Lease termination charges relate to costs associated with exiting the facility, net of estimated sublease income.

Restructuring charges are included under the caption “Restructuring charges” in the consolidated statement of operations for the three and nine months ended September 30, 2011 and 2010 and the restructuring liabilities are included in “Accounts payable and accrued expenses” and “Accrued long-term restructuring” on the consolidated balance sheet at September 30, 2011 and December 31, 2010.

Anticipated cash outflow related to the restructurings for the remainder of 2011 is approximately $580.

Note 6 — Goodwill and Intangible Assets

The carrying amounts of goodwill, all of which is associated with the Company’s DDS operating segment, at September 30, 2011 and December 31, 2010 were $16,407 and $16,698, respectively.  The decrease in goodwill within the DDS segment from December 31, 2010 to September 30, 2011 is due to the impact of foreign currency translation.

The components of intangible assets are as follows:

	Cost	Accumulated Amortization	Net	Amortization Period
September 30, 2011
Patents and Licensing Rights	$5,076	$(1,816)	$3,260	2-16 years
Customer Relationships	815	(210)	605	5 years
	$5,891	$(2,026)	$3,865

December 31, 2010
Patents and Licensing Rights	$4,786	$(1,571)	$3,215	2-16 years
Customer Relationships	815	(88)	727	5 years
Total	$5,601	$(1,659)	$3,942

Amortization expense related to intangible assets was $131 and $73 for the three months ended September 30, 2011 and 2010, respectively, and $385 and $220 for the nine months ended September 30, 2011 and 2010, respectively.

The following chart represents estimated future annual amortization expense related to intangible assets:

Year ending December 31,
2011 (remaining)	$133
2012	475
2013	457
2014	452
2015	363
Thereafter	1,985
Total	$3,865

Note 7 — Share-Based Compensation

During the three and nine months ended September 30, 2011, the Company recognized total share based compensation cost of $477 and $1,222, respectively as compared to total share based compensation cost for the three and nine months ended September 30, 2010, of $473 and $1,253, respectively.

The Company grants share-based compensation, including restricted shares, under its 2008 Stock Option and Incentive Plan, as well as its 1998 Employee Stock Purchase Plan.

Restricted Stock

A summary of unvested restricted stock activity as of September 30, 2011 and changes during the nine months then ended is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding, January 1, 2011	483	$9.61
Granted	317	$5.19
Vested	(107)	$10.95
Forfeited	(79)	$8.77
Outstanding, September 30, 2011	614	$7.19

The weighted average fair value of restricted shares per share granted during the nine months ended September 30, 2011 and 2010 was $5.22 and $8.27, respectively.  As of September 30, 2011, there was $3,210 of total unrecognized compensation cost related to non-vested restricted shares. That cost is expected to be recognized over a weighted-average period of 2.7 years.

Stock Options

The fair value of each stock option award is estimated at the date of grant using the Black-Scholes valuation model based on the following assumptions:

	For the nine Months Ended
	September 30, 2011	September 30, 2010
Expected life in years	5	5
Risk free interest rate	1.92%	2.32%
Volatility	56%	46%
Dividend yield	—	—

A summary of stock option activity under the Company’s Stock Option and Incentive Plans as of September 30, 2011 and changes during the nine month period then ended is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2011	1,557	$17.43
Granted	415	5.16
Exercised	—	—
Forfeited	(159)	21.39
Expired	(187)	36.72
Outstanding, September 30, 2011	1,626	$11.67	5.3	$—
Options exercisable, September 30, 2011	1,051	$14.51	3.3	$—

The weighted average fair value of stock options granted for the nine months ended September 30, 2011 and 2010 was $2.54 and $3.05, respectively.  As of September 30, 2011, there was $1,286 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.2 years.

Employee Stock Purchase Plan

During the nine months ended September 30, 2011 and 2010, 137 and 88 shares, respectively, were issued under the Company’s 1998 Employee Stock Purchase Plan.

During the nine months ended September 30, 2011 and 2010, cash received from stock option exercises and employee stock purchases was $671 and $576, respectively.  The actual tax benefit realized for the tax deductions from share based compensation was $147 and $0 for the nine months ended September 30, 2011 and 2010, respectively.

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

The following table contains earnings data by operating segment, reconciled to totals included in the unaudited condensed consolidated financial statements:

	Contract Revenue	Milestone & Recurring Royalty Revenue	Income (Loss) from Operations	Depreciation and Amortization
For the three months ended September 30, 2011
DDS	$18,049	$6,458	$3,934	$2,705
LSM	25,722	—	(1,347)	1,912
Corporate	—	—	(10,821)	—
Total	$43,771	$6,458	$(8,234)	$4,617

For the three months ended September 30, 2010
DDS	$20,972	$7,744	$6,795	$2,892
LSM	21,901	—	(11,544)	1,773
Corporate	—	—	(10,517)	—
Total	$42,873	$7,744	$(15,266)	$4,665

	Contract Revenue	Milestone & Recurring Royalty Revenue	Income (Loss) from Operations	Depreciation and Amortization
For the nine months ended September 30, 2011
DDS	$57,193	$30,854	$22,594	$7,745
LSM	73,006	—	304	5,699
Corporate	—	—	(32,312)	—
Total	$130,199	$30,854	$(9,414)	$13,444

For the nine months ended September 30, 2010
DDS	$61,692	$26,926	$16,012	$7,672
LSM	60,805	—	(6,719)	5,286
Corporate	—	—	(30,399)	—
Total	$122,497	$26,926	$(21,106)	$12,958

The following table summarizes other information by segment as of and for the nine month period ended September 30, 2011:

	DDS	LSM	Total
Total assets	$174,111	$121,942	$296,053
Goodwill included in total assets	16,407	—	16,407
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	5,145	2,747	7,892

The following table summarizes other information by segment as of and for the year ended December 31, 2010:

	DDS	LSM	Total
Total assets	$193,386	$131,720	$325,106
Goodwill included in total assets	16,698	—	16,698
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	6,516	5,112	11,628

Note 9 — Financial Information by Customer Concentration and Geographic Area

Total contract revenue from DDS’s three largest customers represented approximately 11%, 10% and 9% of DDS’s total contract revenue for the three months ended September 30, 2011, and 17%, 8% and 7% of DDS’s total contract revenue for the three months ended September 30, 2010.  Total contract revenue from DDS’s three largest customers represented approximately 11%, 8% and 4% of DDS’s total contract revenue for the nine months ended September 30, 2011 and 20%, 9% and 8% for the nine months ended September 30, 2010.  Total contract revenue from LSM’s largest customer, GE Healthcare (“GE”), represented 31% and 40% of LSM’s total contract revenue for the three months ended September 30, 2011 and 2010, respectively.  Total contract revenue from GE represented 29% and 35% of LSM’s total contract revenue for the nine months ended September 30, 2011 and 2010, respectively.   GE accounted for approximately 16% and 18% of the Company’s total contract revenue for the nine months ended September 30, 2011 and 2010, respectively.  The DDS segment’s largest customer, a large pharmaceutical company, represented approximately 5% and 10% of the Company’s total contract revenue for the nine months ended September 30, 2011 and 2010, respectively.

The Company’s total contract revenue for the three and nine months ended September 30, 2011 and 2010 was recognized from customers in the following geographic regions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

United States	54%	63%	57%	66%
Europe	25	26	23	23
Asia	20	10	18	9
Other	1	1	2	2

Total	100%	100%	100%	100%

Long-lived assets by geographic region are as follows:

	September 30, 2011	December 31, 2010
United States	$129,805	$135,542
Europe	11,302	11,738
Asia	19,911	19,874
Total long-lived assets	$161,018	$167,154

Note 10 — Comprehensive Loss

The following table presents the components of the Company’s comprehensive loss for the three and nine months September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(5,852)	$(9,891)	$(7,887)	$(13,751)

Other comprehensive (loss) income:
Change in unrealized gain (loss) on available-for-sale securities, net of taxes	(4)	(5)	(23)	(19)
Foreign currency translation gain (loss)	(5,517)	5,572	(2,097)	757
Net actuarial gain of pension and postretirement benefits	96	34	242	109
Total comprehensive loss	$(11,277)	$(4,290)	$(9,765)	$(12,904)

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

Further, beginning on March 5, 2004, the Company, along with Aventis Pharmaceuticals, filed suit in the U.S. District Court in New Jersey against a number of defendants asserting infringement of U.S. Patent Nos. 5,581,011 and 5,750,703, which are exclusively licensed to Aventis Pharmaceuticals and relate to Allegra and Allegra-D products.  On September 9, 2009, the Company filed patent infringement lawsuits in the U.S. District Court in New Jersey against Dr. Reddy’s Laboratories, Ltd, Dr. Reddy’s Laboratories, Inc., and Sandoz, Inc. asserting infringement of U.S. Patent No. 7,390,906.  That patent is licensed to sanofi-aventis U.S. LLC and sanofi-aventis U.S. LLC joined that lawsuit as a co-plaintiff with the Company.

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

The following table presents the fair value of marketable securities by type and their determined level based on the three-tiered fair value hierarchy as of September 30, 2011:

	Fair Value Measurements as of September 30, 2011
Marketable Securities	Total	Level 1	Level 2	Level 3
Obligations of states and political subdivisions	$426	$—	$426	$—
Auction rate securities	2,100	—	2,100	—
Total	$2,526	$—	$2,526	$—

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

Debt: The carrying value of long-term debt was approximately equal to fair value at September 30, 2011 and December 31, 2010 due to the resetting dates of the variable interest rates.

Note 13 –Debt

In June 2011, the Company finalized the renegotiation of its credit agreement, which included repayment of $2,662 of the outstanding line of credit.  The remaining $7,000 of the outstanding line of credit was converted into a term loan with a maturity date of June 2012 and quarterly repayments of $400.  Additionally, the Company negotiated a new line of credit in the amount of $12,000.  The loans bear interest at a variable rate based on LIBOR.  As of September 30, 2011, the balance outstanding on the term loan was $5,950, bearing interest at a weighted average rate of 4.1%.  The interest rate will reset based upon current LIBOR rates at January 13, 2012.    As of September 30, 2011, the Company had $7,442 of outstanding letters of credit secured by the line of credit.

The credit facility contains certain financial covenants, including minimum earnings before interest, taxes, depreciation and amortization and a minimum unrestricted cash and cash equivalents balance.  Other covenants include, but are not limited to, limits on quarterly capital expenditures. Additionally, in connection with the new debt agreement, the Company provided security to the bank group in the form of a security interest in substantially all of the Company’s assets located in the United States.  As of September 30, 2011 the Company was not in compliance with one of the current financial covenant requirements.  However, the Company is in discussion with its lenders and expects to receive a waiver of such noncompliance.  The Company expects to finalize such waiver and an amendment to the current agreement over the next 30 days.  Because we are in default under our existing agreement, we are not able to borrow further amounts under either the term loan or the line of credit.  The current loan agreements consist of approximately $6.0 million of term debt and an additional $10.4 million related to letters of credit that are secured by the line of credit and certain other banking arrangements.  In the event that the bank group demanded immediate repayment of the term loan and cash collateralization of the letters of credit, the Company would require additional financing in order to operate its ongoing business. The Company believes that such financing could be obtained from a variety of sources including borrowing from another lending institution; sale or securitization of assets; or sales by the Company of equity or debt securities.

The Company maintains variable interest rate industrial development authority bonds due in increasing annual installments through 2021. Interest payments are due monthly with a current interest rate of 0.56% at September 30, 2011.  The full amount outstanding on these bonds is secured by a direct pay letter of credit.  The amount outstanding as of September 30, 2011 was $3,275.

The following table summarizes long-term debt:

	September 30, 2011	December 31, 2010
Term Loan	$5,950	$9,662
Industrial development authority bonds	3,275	3,550
Miscellaneous loan	18	—
	9,243	13,212
Less current portion	(6,239)	(1,475)
Total long-term debt	$3,004	$11,737

The aggregate maturities of long-term debt at September 30, 2011 are as follows:

2011 (remainder)	$401
2012	5,840
2013	299
2014	309
2015	314
Thereafter	2,080
Total	$9,243

Note 14 – Subsequent Events

At a meeting on November 4, 2011, the Company’s Board of Directors made a decision to cease activities related to its internal discovery research and development programs, excluding its generic program.  Management of the Company is developing a plan to immediately begin the wind-down of programs to focus efforts only on partnering and out-licensing opportunities, and currently expects to finalize this plan of action by December 31, 2011.  Management currently expects that upon finalizing this plan of action the Company will record a restructuring charge in the fourth quarter of 2011.  The Company cannot estimate the amount of the restructuring charge at this time due to the fact that management is currently evaluating a variety of options available to the Company to affect the wind-down of its discovery research and development programs.

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

Strategy and Overview

We provide contract services to many of the world’s leading pharmaceutical and biotechnology companies. We derive our contract revenue from research and development expenditures and commercial manufacturing demands of the pharmaceutical and biotechnology industry.  We continue to execute our long-term strategy to develop and grow an integrated global platform from which we can provide these services.  We have research and/or manufacturing facilities in the United States, Hungary, Singapore, India and the United Kingdom.  In February 2010, we acquired Excelsyn Ltd. (“AMRI UK”), a provider of pharmaceutical chemical development and manufacturing services in Europe.  In June 2010, we acquired Hyaluron, Inc. (“AMRI Burlington”), a formulation company whose capabilities include cGMP manufacturing and sterile filling of parenteral drugs.  AMRI Burlington provides high value-added contract manufacturing services in sterile syringe and vial filling using specialized technologies.  AMRI Burlington provides these services for both small molecule drug products and biologicals, from clinical phase to commercial scale.

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

Our total revenue for the quarter ended September 30, 2011 was $50.2 million, as compared to $50.6 million for the quarter ended September 30, 2010.

Contract services revenue for the third quarter of 2011 was $43.8 million, compared to $42.9 million for the same quarter in 2010.  Recurring royalty revenues, which are based on the worldwide sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere, as well as on sales of sanofi-aventis’ over-the-counter product, authorized generics and estimates of sales of Teva’s authorized generics, decreased $1.3 million in the third quarter of 2011 from the third quarter of 2010.  Gross margin was (3.7)% for the quarter ended September 30, 2011 as compared to 1.8% for the quarter ended September 30, 2010.

During the nine months ended September 30, 2011, cash used by operations was $9.1 million compared to cash used by operations of $5.3 million for the same period of 2010.  The change of $3.8 million in cash used by operations from the nine months ended September 30, 2010 resulted primarily from a payment of $4.8 million associated with the Company’s settlement of the 2010 arbitration matter with a supplier.  We spent $7.9 million in capital expenditures, primarily related to international expansion and domestic modernization of our lab and production equipment.  As of September 30, 2011, we had $20.0 million in cash, cash equivalents and investments and $9.2 million in bank and other related debt.

Results of Operations – Three and Nine Months ended September 30, 2011 Compared to Three and Nine Months Ended September 30, 2010

Revenues

Total contract revenue

Contract revenue consists primarily of fees earned under contracts with our third party customers.  Our contract revenues for each of our Discovery/Development/Small Scale Manufacturing (“DDS”) and Large-Scale Manufacturing (“LSM”) segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010

DDS	$18,049	$20,972	$57,193	$61,692
LSM	25,722	21,901	73,006	60,805
Total	$43,771	$42,873	$130,199	$122,497

DDS contract revenues for the three and nine months ended September 30, 2011 decreased from the same periods in 2010 primarily due to lower contract revenue for our discovery services of $3.5 million and $8.5 million, respectively.  Contract revenue from development and small-scale manufacturing services for the three months ended September 30, 2011 was consistent with amounts recognized for the three months ended September 30, 2010, and increased $4.0 million for the nine months ended September 30, 2011 from the comparable prior year period.  The decrease in discovery services contract revenue was primarily due to lower demand for our U.S. medicinal chemistry and European discovery services, partially offset by higher demand for our discovery services at our Asia locations, including an increased demand for our in vitro biology services worldwide.  The increases in contract revenue from development and small-scale manufacturing services were attributable to higher demand for our chemistry development services.

We currently expect DDS contract revenue for the full year of 2011 to decrease from amounts recognized in 2010 primarily due to the continued decrease in demand for our U.S. and European chemistry discovery services, partially offset by an increase in demand for our global development and small-scale manufacturing services.

LSM revenue increased for the three months ended September 30, 2011 from the same period in 2010 primarily due to an increase in U.S. API commercial shipments of $3.1 million, as well as an increase in U.S. API development manufacturing revenue of $2.2 million, partially offset by a decrease in clinical manufacturing services revenue at our Burlington, MA facility of $1.5 million due to the disruption at the facility resulting from the FDA warning letter received in August 2010.   LSM contract revenue increased for the nine months ended September 30, 2011 as a result of higher commercial and API development manufacturing shipments from our Rensselaer, NY facility, as well as increased intermediate manufacturing in our Aurangabad, India facility as compared to the same periods in 2010.

We expect LSM contract revenue for the full year of 2011 to significantly increase over amounts recognized in 2010 due to higher demand for U.S. API development and commercial shipments, as well as increased demand for intermediate manufacturing services in India.

Recurring royalty revenue

We earn royalties under our licensing agreement with sanofi-aventis S.A. for the active ingredient in Allegra.  Royalties were as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2011	2010	2011	2010
(in thousands)

$6,458	$7,744	$27,854	$26,926

Recurring royalties are based on the worldwide sales of Allegra®/Telfast, as well as on sales of sanofi-aventis’ over-the-counter (“OTC”) product and authorized generics.  Recurring royalties decreased during the quarter ended September 30, 2011 from the same period in 2010 due to a decrease in royalties recognized from the sale of Allegra® products in the U.S., partially offset by an increase in sales of prescription Allegra® in Japan.  Recurring royalties increased $0.9 million for the nine months ended September 30, 2011 from the same period in 2010 primarily due to an increase in sales of prescription Allegra® in Japan, partially offset by a decrease in royalties recognized from the sale of Allegra® products in the U.S.

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

Milestone revenue

Milestone revenue is earned for achieving certain milestones included in certain licensing and research agreements.  Milestone revenues were as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2011	2010	2011	2010
(in thousands)

$—	$—	$3,000	$—

Milestone revenue of $3.0 million received during the nine months ended September 30, 2011 was recognized in conjunction with the Company’s license and research agreement with BMS and was specifically based on a Phase II clinical trial of an AMRI compound licensed exclusively to BMS.

Costs and Expenses

Cost of contract revenue

Cost of contract revenue consists primarily of compensation and associated fringe benefits for employees, as well as chemicals, depreciation and other indirect project related costs. Cost of contract revenue for our DDS and LSM segments were as follows:

Segment	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2011		2010	2011	2010

DDS	$18,427		$18,461	$56,089	$53,930
LSM	26,961		23,622	$72,027	57,430
Total	$45,388		$42,083	$128,116	$111,360

DDS Gross Margin	(2.0	) %	12.0%	1.9%	12.6%
LSM Gross Margin	(4.8	) %	(7.9)%	1.3%	5.6%
Total Gross Margin	(3.7	) %	1.8%	1.6%	9.1%

DDS contract revenue gross margin percentages decreased for the three and nine months ended September 30, 2011 compared to contract gross margin percentages for the same periods in 2010.  The decrease in gross margin percentages for the three months ended September 30, 2011 from the three months ended September 30, 2010 resulted from lower demand for our U.S. medicinal chemistry services and our European discovery services in relation to our fixed costs, as well as the realization of lower margins on development revenues.  The decrease in gross margin percentages for the nine months ended September 30, 2011 from the nine months ended September 30, 2010 resulted from lower demand for our U.S. medicinal chemistry services and our European discovery services in relation to our fixed costs, partially offset by improved global development margins.

We currently expect DDS contract margins for the full year of 2011 to significantly decrease from percentages recognized for the full year of 2010 primarily due to a decrease in demand for discovery services.

LSM’s contract revenue gross margin improved for the three months ended September 30, 2011 compared to the same period in 2010 due to an increase in margins for our U.S. API manufacturing services.  LSM’s contract revenue gross margin decreased for the nine months ended September 30, 2011 compared to the same period in 2010 primarily due to continued lower revenues at our Burlington facility in relation to its fixed cost base due to the disruption at the facility resulting from the FDA warning letter received in August 2010, along with unutilized capacity at our AMRI UK facility largely due to an inventory reduction effort from a major customer, partially offset by an increase in margins for our U.S. API manufacturing services.

We expect gross margins in the LSM segment for the full year of 2011 to further improve over percentages recognized for the full year of 2010 primarily due to improved U.S. API manufacturing margins.

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

Three Months Ended September 30,		Nine Months Ended September 30,
2011	2010	2011	2010
(in thousands)

$646	$775	$2,839	$2,693

The changes in technology incentive award expense for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 are associated with the fluctuation in Allegra recurring royalty revenue as discussed above.

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

Three Months Ended September 30,		Nine Months Ended September 30,
2011	2010	2011	2010
(in thousands)

$1,608	$2,873	$6,122	$8,449

R&D expense for the three and nine months ended September 30, 2011 decreased from the same periods in 2010.  These decreases are primarily due to an overall decrease in internal operating costs as we strategically manage our R&D investments and continue to narrow the focus of R&D spending on those programs with the highest licensing potential, as well as a decrease in clinical trial costs related to our oncology and obesity programs.

We currently expect research and development expenses for the full year of 2011 to significantly decrease from amounts recognized in 2010 as we strategically manage our R&D investments. At a meeting on November 4, 2011, the Company’s Board of Directors made a decision to cease activities related to its internal discovery research and development programs, excluding its generic program.  Management of the Company is developing a plan to immediately begin the wind-down of programs to focus efforts only on partnering and out-licensing opportunities, and currently expects to finalize this plan of action by December 31, 2011.  Management currently expects that upon finalizing this plan of action the Company will record a restructuring charge in the fourth quarter of 2011.  The Company cannot estimate the amount of the restructuring charge at this time due to the fact that management is currently evaluating a variety of options available to the Company to affect the wind-down of its discovery research and development programs.

Projecting completion dates and anticipated revenue from our internal research programs is not practical at this time due to the early stages of the projects and the inherent risks related to the development of new drugs. Our proprietary amine neurotransmitter reuptake inhibitor program, which was our most advanced project at that time, was licensed to BMS in October 2005 in exchange for up-front license fees, contracted research services, and the rights to future milestone and royalty payments.  We also continue to seek  licensing partners for our internal research programs at an appropriate research or developmental stage.

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

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist of compensation and related fringe benefits for selling, marketing, operational and administrative employees, professional service fees, marketing costs and costs related to facilities and information services.  SG&A expenses were as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2011	2010	2011	2010
(in thousands)

$10,821	$10,517	$32,312	$30,399

The increase in SG&A expenses for the nine months ended September 30, 2011 from the comparable prior year period is primarily attributable to costs and fees incurred in conjunction with our renegotiated credit agreement, as well as  incremental SG&A costs from AMRI Burlington which was acquired in June 2010.

SGA expenses for 2011 are expected to increase slightly from amounts recognized in 2010 due to the run rate impact from the 2010 acquisitions, costs and fees incurred in conjunction with our renegotiated credit agreement and increased investment in global capabilities in the areas of sales and information technology partially offset by nonrecurring acquisition costs and reduced AMRI Burlington remediation costs.

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

The following table displays the restructuring activity and liability balances for the nine months ended September 30, 2011:

	Balance at January 1, 2011	Charges/ (reversals)	Paid Amounts	Foreign Currency Translation Adjustments	Balance at September 30, 2011
Termination benefits and personnel realignment	$141	$951	$(747)	(4)	$341
Lease termination charges	1,932	—	(398)	—	1,534
Other	120	—	—	(4)	116
Total	$2,193	$951	$(1,145)	(8)	$1,991

Termination benefits and personnel realignment costs relate to severance packages, outplacement services, and career counseling for employees affected by the restructuring.  Lease termination charges relate to costs associated with exiting the facility, net of estimated sublease income.

Anticipated cash outflow related to the restructurings for the remainder of 2011 is approximately $0.6 million.

Interest (expense) income, net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010

Interest expense	$(114)	$(48)	$(256)	$(122)
Interest income	—	101	143	284
Interest (expense) income, net	$(114)	$53	$(113)	$162

Net interest income decreased for the three and nine months ended September 30, 2011 from the same periods in 2010 due to increased interest rates on our interest bearing liabilities and a decrease in balances of interest bearing assets.

Other (expense) income, net

Three Months Ended September 30,		Nine Months Ended September 30,
2011	2010	2011	2010
(in thousands)

$773	$(650)	$529	$(612)

Other income for the three months ended September 30, 2011 was primarily related to changes in rates associated with foreign currency transactions.  Other income for the nine months ended September 30, 2011 includes income from purchase accounting adjustments in the first quarter of $0.3 million related to the 2010 AMRI UK and AMRI Burlington acquisitions.

Income tax benefit
Three Months Ended September 30,		Nine Months Ended September 30,
2011	2010	2011	2010
(in thousands)

$(1,723)	$(5,972)	$(1,111)	$(7,805)

Income tax benefit decreased for the three and nine months ended September 30, 2011 due primarily to decreases in pre-tax losses, as well as the composition of pre-tax losses in relation to the applicable tax rates at our various locations worldwide.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows and proceeds from borrowings. During the first nine months of 2011, we used cash of $9.1 million in operating activities. The use of cash from operating activities includes a payment of $4.8 million associated with the Company’s settlement of the 2010 arbitration matter with a supplier.

During the first nine months of 2011, cash provided by investing activities was $4.9 million, resulting primarily from net proceeds from the sale or maturities of marketable securities of $13.1 million, offset in part by the use of $7.9 million for the acquisition of property and equipment.  During the first nine months of 2011, we used $3.4 million in financing activities, relating primarily to payments made on our credit facilities.

Working capital was $69.4 million at September 30, 2011 as compared to $79.4 million as of December 31, 2010.

In June 2011, we finalized the renegotiation of our credit agreement which included repayment of $2.7 million of the outstanding line of credit.  The remaining $7.0 million of the outstanding line of credit was converted into a term loan with a maturity date of June 2012 and quarterly repayments of $0.4 million.  The term loan bears interest at a variable rate based on LIBOR.  As of September 30, 2011, the balance outstanding on the term loan was $6.0 million, bearing interest at a weighted average rate of 4.1%.  The interest rate will reset based upon current LIBOR rates at January 13, 2012.  Additionally, we received a new line of credit in the amount of $12.0 million.  As of September 30, 2011, we had $7.4 million of outstanding letters of credit against the line of credit and we maintain an additional credit facility with one bank that secures an individual letter of credit in an amount of approximately $3.0 million.

The credit facility contains certain financial covenants, including minimum earnings before interest, taxes, depreciation and amortization and a minimum unrestricted cash and cash equivalents balance.  Other covenants include, but are not limited to limits on quarterly capital expenditures.  As of September 30, 2011 we were not in compliance with one of the current financial covenant requirements.  However, we are in discussions with our lenders and expect to receive a waiver of such noncompliance.  We expect to finalize such waiver and an amendment to the current agreement over the next 30 days.  Because we are in default under our existing agreement, we are not able to borrow further amounts under either the term loan or the line of credit.  The current loan agreements consist of approximately $6.0 million of term debt and an additional $10.4 million related to letters of credit that are secured by the line of credit and certain other banking arrangements.  In the event that the bank group demanded immediate repayment of the term loan and cash collateralization of the letters of credit, the Company would require additional financing in order to operate its ongoing business. The Company believes that such financing could be obtained from a variety of sources including borrowing from another lending institution; sale or securitization of assets; or sales by the Company of equity or debt securities.

The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  There have been no material changes to our contractual obligations since December 31, 2010, except for long term debt repayments as discussed above and in Note 13 to the condensed consolidated financial statements.  As of September 30, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

We continue to pursue the expansion of our operations through internal growth and strategic acquisitions.  We expect that additional expansion activities will be funded from existing cash and cash equivalents, cash flow from operations and/or the issuance of debt or equity securities and borrowings.  Future acquisitions, if any, could be funded with cash on hand, cash from operations, and/or the issuance of equity or debt securities.  There can be no assurance that attractive acquisition opportunities will be available to us or will be available at prices and upon such other terms that are attractive to us.  We regularly evaluate potential acquisitions of other businesses, products and product lines and may hold discussions regarding such potential acquisitions.  As a general rule, we will publicly announce such acquisitions only after a definitive agreement has been signed.  In addition, in order to meet our long-term liquidity needs or consummate future acquisitions, we may incur additional indebtedness or issue additional equity or debt securities, subject to market and other conditions.  There can be no assurance that such additional financing will be available on terms acceptable to us or at all.  The failure to raise the funds necessary to finance our future cash requirements or consummate future acquisitions could adversely affect our ability to pursue our strategy and could negatively affect our operations in future periods.

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

Item 4. Controls and Procedures

a)  Disclosure Controls and Procedures

As required by rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the Company’s last fiscal quarter our management conducted an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer regarding the effectiveness of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, the Company’s disclosure controls and procedures were not effective as of September 30, 2011 due to material weaknesses in financial reporting with respect to our accounting for income taxes as described in the Company’s Annual Report on Form 10-K for the period ended December 31, 2010.  We intend to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

We believe that these remediation actions represent ongoing improvement measures.  Furthermore, while we have taken steps to remediate the material weakness, these steps may not be adequate to fully remediate this weakness, and additional measures may be required.   The effectiveness of our remediation efforts will not be known until we can test those controls in connection with management’s evaluation of internal controls over financial reporting that we will perform as of December 31, 2011.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to Part 1 – Note 11 to the condensed consolidated financial statements for further details and history on these litigations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider (in addition to the risks and uncertainties described below) are discussed in Part II, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results.

If we fail to meet our credit facility’s financial covenants, our business and financial condition could be adversely affected.

In June 2011, we finalized the renegotiation of our credit agreement which included repayment of $2.7 million of the outstanding line of credit.  The remaining $7.0 million of the outstanding line of credit was converted into a term loan with a maturity date of June 2012 with quarterly repayments of $0.4 million.  As of September 30, 2011, we had $7.4 million of outstanding letters of credit secured by the line of credit and we maintain an additional credit facility with one bank that secures an individual letter of credit in an amount of approximately $3.0 million.  Additionally, in connection with our new debt agreement, we provided security to the bank group in the form of a security interest in substantially all of our United States assets.

The credit facility contains certain financial covenants, including minimum earnings before interest, taxes, depreciation and amortization and a minimum unrestricted cash and cash equivalents balance.  Other covenants include, but are not limited to limits on quarterly capital expenditures.  As of September 30, 2011 we were not in compliance with one of the current financial covenant requirements.  However, we are in discussions with our lenders and expect to receive a waiver of such noncompliance.  We expect to finalize such waiver and an amendment to the current agreement over the next 30 days.  Although we expect to receive a waiver from our lenders while we amend our agreement, there is no assurance that we will receive waivers of covenant noncompliance from the lenders if we were not able to meet our financial covenants in future periods.  If at any point, we fail to meet our credit facility’s financial covenants, the lenders can demand immediate repayment of our outstanding balance and deny future borrowings under the remaining line of credit.  This could have a negative impact on our liquidity, thereby reducing the availability of cash flow for other purposes.  Because we are in default under our existing agreement, we are not able to borrow further amounts under either the term loan or the line of credit.  The current loan agreements consist of approximately $6.0 million of term debt and an additional $10.4 million related to letters of credit that are secured by the line of credit and certain other banking arrangements.  In the event that the bank group demanded immediate repayment of the term debt and cash collateralization of the letters of credit, the Company would require additional financing in order to operate its ongoing business. The Company believes that such financing could be obtained from a variety of sources including borrowing from another lending institution; sale or securitization of assets; or sales by the Company of equity or debt securities.

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

We have been working to resolve the issues identified in the warning letter.  In May, 2011, the Company provided the FDA with its final update pertaining to the warning letter.  From June 8, 2011 through June 28, 2011, the FDA conducted a re-inspection of the Company's Burlington facility.  On June 28, 2011, the FDA issued a Form 483 report to the Company which included 7 inspectional observations.  The Company provided a response to the FDA’s Form 483 report on July 20, 2011.  On September 13, 2011, the Company received a letter from the FDA regarding the Company’s response stating that corrective actions proposed by the Company, once fully implemented, should adequately address the observations made by the FDA investigators.  The letter also indicated that the Company’s corrective actions will be verified by the FDA at the next facility inspection.   The Company will continue the manufacturing operations currently ongoing at the Burlington site, including GMP operations.  However, there can be no assurance that the FDA will be satisfied with the Company’s response. The failure to promptly correct any violations as required by the FDA may result in legal action without further notice. There can be no assurance that the FDA will be satisfied with our response or will not identify additional issues on re-inspection. Failure to promptly correct these violations as required by the FDA may result in legal action without further notice including, without limitation, seizure and injunction.  Other federal agencies may take the FDA warning letter into account when considering the award of contracts.  Additionally, the FDA may withhold approval of requests for export certificate, or approval of pending drug applications listing our Burlington facility until the above violations are corrected.  In addition, certain customers who claim to be adversely impacted by the FDA warning letter and our inability to fulfill our contractual commitments may bring legal action against us.  Any such actions could significantly disrupt our business and operations and have a material adverse impact on our financial position and operating results.

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

ALBANY MOLECULAR RESEARCH, INC.

Date: November 9, 2011	By:	/s/ Mark T. Frost
Mark T. Frost
Senior Vice President, Administration, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)