Form 10-K
period 2011-12-31
ALBANY MOLECULAR RESEARCH INC
filed 2012-03-15
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
None

(Title of Each Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in 12b-2 of the Exchange Act

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on June 30, 2011 was approximately $109 million based upon the closing price per share of the Registrant’s Common Stock as reported on the Nasdaq Global Market on June 30, 2011. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 29, 2012, there were 30,771,733 outstanding shares of the Registrant’s Common Stock, excluding treasury shares of 5,411,372.

DOCUMENTS INCORPORATED BY REFERENCE

The information required pursuant to Part III of this report is incorporated by reference from the Company’s definitive proxy statement, relating to the annual meeting of stockholders to be held on or around June 6, 2012, pursuant to Regulation 14A to be filed with the Securities and Exchange Commission.

ALBANY MOLECULAR RESEARCH, INC.

INDEX TO
ANNUAL REPORT ON FORM 10-K

i

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

ii

PART I

ITEM 1. BUSINESS.

Overview

Albany Molecular Research, Inc. (the “Company,” “AMRI”, “we,” “us,” and “our”), a Delaware corporation incorporated on June 20, 1991, is a global contract research and manufacturing organization providing customers fully integrated drug discovery, development, and manufacturing services. AMRI supplies a broad range of services and technologies that support the discovery and development of pharmaceutical products and the manufacturing of Active Pharmaceutical Ingredients (“API”) and drug product for existing and experimental new drugs. With locations in the United States, Europe, and Asia, AMRI maintains geographic proximity and flexible cost models. AMRI has also historically leveraged its drug-discovery expertise to execute on several internal drug discovery programs, which have progressed to the development candidate stage and in some cases into Phase I clinical development. AMRI has successfully partnered certain programs and is actively seeking to out-license its remaining programs to strategic partners for further development.

Industry Overview and Trends

Pharmaceutical and biotechnology companies are under increasing pressure to deliver new drugs to market, lower the current high cost of new drug research and development and reduce the time required for drug development. This pressure has come about, in part, as a result of the significant number of current drug products on the market for which patent protection has or will soon expire, as well as a reported drop in productivity from pharmaceutical companies’ internal research pipelines. In addition, Federal government healthcare legislation is expected to put more pressure on pricing for new drugs. Large pharmaceutical companies are facing increased pressures to reduce their fixed cost base and turn to more flexible cost models to address these cost/pricing implications.

In order to respond to these pressures, many pharmaceutical and biotechnology companies have augmented their internal research and development capacity through outsourcing. However, in recent years, many companies reduced their internal R&D projects due to the current economic volatility. In particular, small biotech and pharmaceutical companies have experienced decreases in cash due to tightening of credit policies by banks and other sources of capital.

For a majority of large pharmaceutical companies, 2011 was a year of refocusing their R&D strategy which resulted in large cuts of staff, resources and facilities. While these efforts have been ongoing, spending on R&D, once the growth engine of discovery contract research organizations (“CRO’s”) like AMRI, experienced a period of hiatus within these large pharmaceutical customers. Additionally, market forces continued to adversely affect the small startup and biotech companies that have been anchors for the growth of AMRI’s discovery, development and small scale manufacturing business. Venture funding for new compounds and startups have not recovered to the pre-financial crisis levels, and the same factors affecting pharmaceutical companies’ internal R&D consolidations also led to a weak licensing environment for products coming out of the small and emerging pharmaceutical and biotech companies. As a result, total funding for early stage companies and programs remained down, leading to softer demand for discovery and development services. We believe this was in part a factor in the declining growth of AMRI’s early development and small scale business in 2011. At the same time, these companies focused on their later stage pipelines, which was the primary reason for our U.S. large-scale manufacturing plant having a record year for revenue during 2011. We see strong demand continuing for this same reason in 2012. In addition, several active ingredients that we are making in our Rensselaer, NY facility are awaiting commercial approval in 2012. We are optimistic that commercial approval of these and other active ingredients we already manufacture will lead to a period of stability and continuing growth for our large scale manufacturing business.

As the industry emerges from this economic downturn, we believe that market pressures will exert an increasing trend toward outsourcing, primarily by large pharmaceutical companies as they seek to reduce their internal R&D resources in favor of a variable cost model that offers lower cost, high quality alternatives to meet their drug discovery and development needs. We believe that announcements coming from several big pharmaceutical companies regarding their reorganization plans and strategy changes point to outsourcing as an increasingly important and strategic part of future R&D efforts as a way to boost productivity and efficiency, and better align cost structure of their R&D organizations.

In addition, we have recently observed an increased involvement by government research entities and non-profit organizations in undertaking drug discovery and development efforts. We believe that due to the lack of internal resources within these groups, outsourcing will be a key strategy in achieving their drug discovery and development objectives.

A new development in the industry is an increasing interest in insourcing models, whereby contract research organizations embed their employees in a client facility. The staff are managed by the contractor but the physical infrastructure is provided by the client; there are indications that this approach will become more widely adopted as pharmaceutical companies recognize the ability to cost-effectively leverage their unused laboratory space.

Business Strategy

AMRI is uniquely positioned in the marketplace to provide a competitive advantage to a diverse group of customers. Our reputation of providing the highest quality service on a global basis with a variety of pricing options provides companies with the security of sourcing discovery, development, small and large scale manufacturing projects throughout our global network of research and manufacturing facilities. We believe we have a unique portfolio of service offerings ranging from early stage discovery through manufacturing and formulation across U.S., Europe and Asia. We believe this product and geographic mix will allow us to increase multi-year strategic relationships and enhance our revenue growth with a variety of customers. With the market of competitors being highly fragmented, we have strategically focused our efforts to strengthen our global service offerings with the intent to improve profitability of these offerings and to drive the Company to be profitable independent of royalties from the sales of Allegra. Our strategy to accomplish this includes the following:

•	Enhance revenue growth and mix

As market trends point to outsourcing as an increasingly important and strategic part of large pharmaceutical R&D efforts, we believe our ability to offer a hybrid services model, which allows customers to use a combination of our U.S. and international locations, will result in an increase in demand for our services. With our world class expertise in managing high performing groups of scientists, we now offer our customers the option of insourcing, which embeds scientists into the customer’s facility allowing them to cost-effectively leverage their unused laboratory space. We recently signed a large insourcing collaboration agreement for chemistry services.

We are also continuing to focus our efforts on our other important customer segments, small and large biotech companies and non-profit/government entities. We believe that a drive toward equal weighting of our customer portfolio between large pharmaceutical, non-profit/government and biotech companies will spread out customer concentration and reduce risk. During 2011, we received a government contract award from National Institute of Health (“NIH”) to develop pre-clinical drug candidates for diseases of the nervous system and we continue to pursue other contracts of this type.

We continue to make investments to build and recover our formulation business at our Burlington, MA facility. We believe this type of business has significant potential in the drug product world driven by the growth in biologically based compounds which are formulated/manufactured on an aseptic basis. As a result of our investments, there are no current restrictions on the manufacture of clinical or commercial products at this facility.

•	Streamline operations to improve margins

The cost bases of our manufacturing and research facilities are largely fixed in nature, however, we continue to seek savings opportunities to minimize this base of fixed costs, with a focus on improving efficiency, cost structure and margin.

During 2011, we announced actions to reduce the Company’s workforce, right size capacity and reduce operating costs in 2012. The actions were taken to better align the business to current and expected market conditions. We remain committed to taking the necessary actions to reduce the Company’s operating expenses to focus on our core contract research and manufacturing business, and most importantly, to achieve profitability. Although our outlook for growth in outsourced contract services by our customers remains positive, as evidenced by our recent strategic deals, we continue to evaluate our global infrastructure and customer trends for additional opportunities to streamline operations.

Due to shifting market preferences related to the preferred co-localization of integrated drug discovery activities, demand for our services at our Hungary facility has decreased. In response, we are in the process of restructuring our European operations focused on a reduction of the workforce and as a result, we anticipate closing or selling our operation in Hungary and transitioning many of the customers and services for this location into our other global locations. We believe this consolidation will improve customer relationships and AMRI’s operating leverage.

•	Maximize licensing/partnering of proprietary compounds to enhance future cash flow

In 2011 we made a decision to cease activities related to our internal proprietary compound discovery R&D programs. Although we halted our proprietary R&D activities, we continue to believe there are additional opportunities to partner our proprietary compounds or programs to create value, as we have seen a renewed commitment by pharmaceutical companies for innovation both internally and through licensing. Our goal is to partner these programs in return for a combination of up-front license fees, milestone payments and recurring royalty payments if compounds resulting from our intellectual property are successfully developed into new drugs and reach the market.

We are hopeful that one or more of our compounds or programs can reach the same success as our Bristol-Myers Squibb partnership which delivered an additional $3.0 million milestone payment in 2011 and $32.8 million of total revenue since the signing of this agreement in late 2005.

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

The drug discovery and development process includes the following steps:

Drug Discovery

•	Lead Discovery. The first major hurdle in drug discovery is the identification of one or more lead compounds that interact with a biological target, such as an enzyme, receptor or other protein that may be associated with a disease. A biological test, or assay, based on the target is developed and used to test or “screen” chemical compounds. The objective of lead discovery is to identify a lead compound or screening ‘hit’. Validation of a screening hit is performed under the scrutiny of the discovery biologists and medicinal chemists in order to identify the ‘hits’ with the best chance to obtain a drug-like chemical series or lead compound. Early in vitro profiling for metabolic stability, potential unwanted drug-drug interactions and indications of toxic liability are also conducted. The objective of lead discovery is to identify a lead compound that has many of the properties needed in the eventual drug and a good prognosis for further optimization in order to produce a robust clinical development candidate.

•	Lead Optimization. Lead optimization typically involves improving the potency, selectivity, absorption/metabolism and pharmacokinetics of the lead compound, while maintaining, or generating, patentable intellectual property. Optimized lead compounds must demonstrate a scientifically proven benefit in controlled and well-defined biological tests and must exhibit this benefit at doses much lower than those at which side effects would occur. During the lead optimization and preclinical testing phases, scientists continue the synthesis of additional analogs of the lead compound using medicinal chemistry. The compounds are tested in similar biochemical assays as those used during lead discovery but additional profiling of mechanism of action and more sophisticated analysis of metabolic and safety parameters are also introduced. Often a second compound, referred to as a backup compound or second generation analog, is synthesized and enters the drug development cycle. In addition, continued synthesis and testing is desirable in order to prepare compounds of significant diversity to broaden potential patent coverage. As a result, the advancement of a lead compound into preclinical testing is often a catalyst which increases, rather than decreases, the need for additional drug discovery services. During lead optimization most compounds are prepared in milligram to gram quantities.

Drug Development

•	Preclinical Testing. Following the advancement of a lead compound to a development candidate, advanced preclinical testing is conducted in order to evaluate the efficacy and safety of the development candidate prior to initiating human clinical trials. During this phase, specialists in chemical development work to identify the preferred route to prepare the drug substance. In addition, efforts are required to determine the best physical form of the compound, selecting appropriate salts and controlling polymorphic form and to begin to improve the process for preparing the candidate in larger quantities, often hundreds of grams. Working with analytical chemists, the development chemists will prepare material of sufficient quality and quantity to be used in IND-enabling toxicity studies. In the United States, prior to continuing on to the human clinical trials stage, an Investigational New Drug application (“IND”) must be filed with the FDA. Once the application is filed, the applicant must wait 30 days for comments from the FDA. If none are received, human clinical trials may commence.
•	Clinical Trials. During clinical trials, several phases of studies are conducted to test the safety and efficacy of a drug candidate in humans. The human clinical trials phase is usually costly and time-consuming. As study populations increase and trial durations lengthen, larger quantities of the active ingredient are required. Clinical trials are normally done in three phases prior to submission for regulatory approval and overall generally take at least seven years to complete. During these phases, development work continues in order to provide suitable formulations for clinical testing and for the ultimate commercial product. The API and the formulated drug product must be prepared under cGMP guidelines. Formulations are selected that maximize bioavailability and optimize dosing regimen. Analytical chemistry services are critical to cGMP manufacturing. Additional preparations provide an opportunity to further refine the manufacturing process for the active ingredient, with the ultimate goal of maximizing the cost effectiveness and safety of the synthesis prior to commercialization.
•	Product Commercialization. Before approving a drug, the FDA requires that manufacturing procedures and operations conform to cGMP guidelines, International Conference on Harmonization guidance and manufacturing guidelines and guidance published by the FDA. Manufacturing procedures and operations must be in compliance with all regulatory and quality regulations at all times during the manufacture of commercial products and APIs. Once a drug has received all necessary approvals, the manufacture, marketing and sale of commercial quantities of the approved drug may commence.

Our Capabilities

We perform services including drug discovery, pharmaceutical development, and manufacturing of active ingredients and pharmaceutical intermediates for many of the world’s leading healthcare companies. The problem-solving abilities of our scientists can provide added value throughout the drug discovery, development and manufacturing process. We also offer certain, limited formulation services, including early phase solid dosage capabilities at our Rensselaer, NY facility and aseptic fill finish for both clinical and commercial products at our Burlington, MA location. Our comprehensive suite of services allows our customers to contract with a single partner, eliminating the time and cost of transitioning projects among multiple vendors.

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

AMRI performs integrated drug discovery programs, harnessing the capabilities and expertise of specialist teams of scientists from individual disciplines under the coordination of experienced project leaders and key employees with decades of experience. All of the capabilities described below are also offered individually to support customers who have their own capacity in certain areas.

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

Key features of our screening capabilities include:

•	Availability of high throughput screening for lead-finding, utilizing client or AMRI’s sample collections
•	Conduct of absolute potency and selectivity screening for lead optimization

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

Natural Product Services

We have a longstanding, well established ability to deliver on natural products discovery programs. Our natural product library and screening capabilities are supported by a team of experts with decades of experience in the field. We have substantial expertise in natural product isolation, structural identification, fermentation development and biotransformations giving us the ability to rapidly advance a natural product from hit to lead to qualified drug candidate.

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

Provision of insourced services

We have developed business models whereby any combination of the above capabilities can be established in a client facility with AMRI providing its expertise in managing drug discovery personnel and leading drug discovery activities to leverage with existing client infrastructure.

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

cGMP API Manufacturing

We provide chemical synthesis and manufacturing services for our customers in accordance with cGMP regulations. All facilities and manufacturing techniques used for prescribed steps in the manufacture of products for clinical use or for sale in the United States must be operated in conformity with cGMP regulations as established by the FDA. Our Albany, New York location has production facilities and quarantine and restricted access storage necessary to manufacture quantities of drug substances under cGMP regulations sufficient for conducting clinical trials from Phase I through Phase II, and later stages, including commercial API, for selected products, based on volume and other parameters. Our large scale manufacturing facility in Rensselaer, New York is equipped to provide a wide range of custom chemical development and manufacturing capabilities. We conduct commercial cGMP manufacturing of APIs and advanced intermediates. Our large-scale cGMP manufacturing facilities provide synergies with our small-scale development laboratories, offering our customers services at every scale, from bench to production. We have special capabilities in high value-added areas of pharmaceutical development and manufacturing, including High Potency Manufacturing. Cytotoxic and other highly potent compounds present a number of potential challenges in their production and handling. We have extensive experience in the cGMP production of these types of compounds, from grams to hundreds of kilograms per year. Our Rensselaer, NY facility is licensed by the U.S. Drug Enforcement Administration to produce Schedule I, II, III, IV and V controlled substances. For over 50 years, the facility has produced controlled substances such as analgesics, amphetamines, barbiturates, and anabolic steroids. In 2011, our focus on quality was reinforced after a successful FDA inspection at our Albany facility resulted in no issuances of Form FDA 483 Observations of Objectionable Conditions and Practices (“Form FDA 483”). Additionally in 2010, we had two successful FDA inspections, one for our Rensselaer facility, the other for our Albany facility, which resulted in no issuances of Form FDA 483.

Our manufacturing facility in the UK was issued a GMP certificate from the Medicines and Healthcare Regulatory Agency (“MHRA”) following an inspection in October 2011. The MHRA is the UK regulatory agency and is recognized as one of the leading global authorities on GMP compliance. The certificate covers general GMP manufacturing operations, and laboratory controls designed for the production and release of active pharmaceutical ingredients (“APIs”) and intermediates. The successful audit confirms AMRI’s compliance with European Medicines Agency GMP regulations and further demonstrates the Company’s commitment to operational quality. The MHRA inspection follows a U.S. FDA audit of the facility in June 2011, in which no formal observations were issued. The successful completion of both the US FDA and UK MHRA inspections means that AMRI’s UK facility can now produce registered intermediates and active ingredients for use in humans and expands the range of projects that AMRI can now conduct at this facility.

Our large-scale manufacturing facility in Aurangabad, India was issued a GMP certificate from the Therapeutic Goods Administration (“TGA”) following an inspection in February 2011. The TGA is the Australian Government regulatory agency and is recognized as one of the leading global authorities on GMP compliance. The certificate covers general GMP manufacturing operations, and laboratory controls designed for the production and release of APIs and intermediates. The successful audit confirms AMRI’s compliance with GMP regulations and further demonstrates the Company’s commitment to operational quality. Our Aurangabad facility is an approved facility by Indian FDA and WHO GMP certified with production facilities and quarantine and restricted access storage necessary to manufacture quantities of drug substances under cGMP regulations sufficient for conducting clinical trials and commercial API, for selected products, based on volume and other parameters. In addition our site was approved by various leading global pharmaceutical companies from Europe and Asia as their API vendor for their generics and drug development requirements.

Our manufacturing facilities are strategically situated in various locations in the United States, Europe and Asia. These locations are globally positioned to provide tailored customer solutions and enable the efficient and cost-effective transfer of pre-clinical, clinical and commercial APIs from small-scale to large-scale production. Additionally, these locations easily integrate with our discovery and pharmaceutical development services.

Formulation Development & cGMP Formulation Manufacturing

We have added selected focused formulation capabilities to our portfolio. Our Burlington, MA facility provides high value-added contract manufacturing services in sterile syringe and vial filling using specialized technologies including lyophilization. AMRI Burlington provides these services for both small molecule drug products and biologicals, from clinical phase to commercial scale.

Working in close collaboration with our already established chemical synthesis, analytical development and preformulation groups, we also offer formulation development services for solid dosage, solution, suspension, topicals and injectables, cGMP early clinical phase capsules filling using Xcelodose technology and cGMP early clinical Powder in Bottle (“PIB”) for solution and suspension.

Formulation services include:

•	Aseptic fill and finish (vials and syringes)
•	Aseptic lyophilization
•	Neat API or pharmaceutical blend in capsules
•	PIB for solution and suspension
•	Blending and sieving
•	Milling
•	Tableting
•	Rheology
•	Roller compaction

•	Wet granulation
•	Fluid bed processing, including Wurster coating
•	All associated analytical testing for dosage formulation products

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

Proprietary Research and Development

Leveraging our wide array of drug discovery capabilities, we established several internal drug discovery programs with the goal to discover and develop promising drug candidates and license these candidates in return for upfront fees, milestones and downstream royalty payments for commercialized drug products. We identified lead series by utilizing our high throughput screening capabilities, coupled with our computer assisted drug design capabilities, to assess our diverse range of synthetic, virtual and natural product screening libraries. Applying the expertise of our separate R&D medicinal chemistry group, supported by our own in vitro biology and in vitro metabolism capabilities and a select range of in vivo service providers, we optimized these lead series to development candidate status, in some cases pursuing these into early clinical studies.

Our proprietary research and development efforts to date have contributed to the discovery and development of one product that has reached the market. We discovered a new process to prepare a metabolite known as terfenadine carboxylic acid, or TAM, in a purer form. The purer form of TAM is the active ingredient in the non-sedating antihistamine known as fexofenadine HCl, which is sold by Sanofi under the name Allegra® in the Americas and as Telfast elsewhere. We have been issued several United States and foreign patents relating to TAM and the process chemistry by which TAM is produced. Subject to payment of government annuities and maintenance fees, our issued patents relating to TAM expire between 2013 and 2015.

Recent drug discovery and development projects have been focused on treatments for irritable bowel disease, CNS diseases and obesity. Our R&D efforts benefited from access to a broad array of our scientific services including capabilities in microbial fermentation, molecular biology, cell culture, gene expression and cloning, scale up synthesis of human metabolites, preformulation, chemical development and cGMP synthesis. Additionally, a portion of our R&D efforts focused on improving the manufacturing process for our generic API products. We spent $7.9 million, $11.1 million and $14.5 million on research and development activities in 2011, 2010 and 2009, respectively. In late 2011, we announced that we would cease to invest in most of these internal drug discovery efforts but continue to seek partnership or investment for the advanced programs with the goal of returning value to AMRI. We continue to place some R&D focus on improving manufacturing processes.

Licensing Agreements

In January 2011, we entered into a research and licensing agreement with Genentech. Under the terms of the agreement, Genentech will receive an exclusive license to develop and commercialize multiple potential products from our proprietary antibacterial program. Additionally, we will collaborate with Genentech in a research program with the objective of identifying novel antibacterial agents. In addition to an upfront license fee and research funding of $1.5 million, we will be eligible to receive development regulatory milestones and will receive royalties from Genentech on worldwide sales of any resulting commercialized compounds.

In October 2005, we licensed the worldwide rights to develop and commercialize potential products from our amine neurotransmitter reuptake inhibitor technology and patents identified in one of our proprietary research programs to Bristol-Myers Squibb Company (“BMS”). In conjunction with the licensing agreement, we received a non-refundable, non-creditable up-front payment of $8.0 million and a total of $10.0 million for research and development services in the first three years of the agreement. The agreement also set forth milestone events that, if achieved by these products, would entitle the Company to non-refundable, non-creditable milestone payments of up to $66.0 million for each of the first and second compounds to achieve these events, and up to $22.0 million for each subsequent product to achieve these events. These milestone events include candidate nomination, IND or equivalent regulatory filings, commencement of middle- and late-stage clinical trials, and regulatory approval of compounds for commercial sale. The agreement also provides for the Company to receive royalty payments on worldwide sales of any such product that is commercialized. From the entry into this agreement through December 31, 2011, we have recorded $14.8 million from achieving certain milestones with BMS.

In March 1995, we entered into a license agreement with Sanofi. Under the terms of the license agreement, we granted Sanofi an exclusive, worldwide license to any patents issued to us related to our original TAM patent applications. From the beginning of the agreement through December 31, 2011, we have had revenues of $7.4 million in milestone payments and approximately $492.9 million in royalties under this license agreement. Sanofi is obligated under the license agreement to pay ongoing royalties to us based upon its sales of Allegra®/Telfast and generic fexofenadine. Additionally during the fourth quarter of 2008, we entered into an amendment to our licensing agreement with Sanofi to allow Sanofi to sublicense patents related to Allegra® and Allegra D-12® to Teva Pharmaceuticals and Barr Laboratories in the United States. Subsequently, Teva Pharmaceuticals acquired Barr Laboratories. As a result of this amendment, we received an upfront sublicense fee from Sanofi of $10.0 million and additionally we will receive royalties from Sanofi on the sale of products in the United States containing fexofenadine hydrochloride and products containing fexofenadine hydrochloride (generic Allegra®) and pseudoephedrine hydrochloride (generic Allegra D-12®) by Teva Pharmaceuticals through 2015, along with additional consideration. We are not entitled, however, to receive any additional milestone payments under the license agreement. Sales of Allegra®/Telfast and generic fexofenadine by Sanofi worldwide were approximately $1.2 billion, $1.1 billion and $1.1 billion for the years ended December 31, 2011, 2010 and 2009, respectively. See “Item 3 — Legal Proceedings” for discussion of current legal proceedings related to Allegra®/Telfast.

Business Segments

We have organized our activities into two distinct segments: Large Scale Manufacturing (“LSM”) and Discovery, Drug Development and Small Scale Manufacturing (“DDS”). Our LSM activities include pilot to commercial scale production of active pharmaceutical ingredients and intermediates, sterile syringe and vial filling, and high potency and controlled substance manufacturing and our remaining activities, including drug lead discovery, optimization, drug development, and small scale commercial manufacturing represent our DDS business segment. See “Item 7 — Management’s Discussion and Analysis” and the notes to the consolidated financial statements for financial information on the Company’s business segments.

Customers

Our customers include pharmaceutical companies and biotechnology companies and a growing segment of our customer base is government research entities and non-profit organizations, and to a limited extent, agricultural companies, fine chemical companies, contract chemical manufacturers, medical device, flavoring and cosmetic companies. For the year ended December 31, 2011, contract revenue from our three largest customers represented 16%, 9% and 8%, respectively, of our contract revenue. For the year ended December 31, 2010, contract revenue from our three largest customers represented 17%, 10% and 7%, respectively, of our contract revenue. For the year ended December 31, 2009, contract revenue from our three largest customers represented 14%, 12% and 8%, respectively, of our contract revenue. In 2011, the company’s largest customer was GE Healthcare. See Note 17 to the consolidated financial statements for information on geographic and other customer concentrations.

Sales and Marketing

Our services are sold primarily by our dedicated sales and business development personnel and senior management. Because our customer contacts are often highly skilled scientists, we believe our use of technical experts in the sales effort has allowed us to establish strong customer relationships. In addition to our internal sales efforts, we also rely on the sales efforts of consultants, both in the United States and abroad. We market our services directly to customers through targeted mailings, meetings with senior management of pharmaceutical and biotechnology companies, maintenance of an extensive Internet web site, participation in trade conferences and shows, and advertisements in scientific and trade journals. We also receive a significant amount of business from customer referrals and through expansion of existing contracts.

Employees

As of January 31, 2012, we had 1,389 employees. Of these employees, 626 are at our international facilities. Our U.S. large-scale manufacturing hourly work force has 86 employees who are subject to a collective bargaining agreement with the International Chemical Workers Union. A 3-year collective bargaining agreement was signed in January 2011 with the union and expires in January 2014. Additionally, we have 79 union employees at our large-scale manufacturing facility at AMRI India that are covered by two collective bargaining agreements. One agreement expires in April 2012 and the other expires in March 2013. We are currently in the process of initiating negotiations with the bargaining unit for the agreement that expires in April 2012. None of our other employees are subject to any collective bargaining agreement. We consider our relations with our employees and the unions to be good.

Competition

While a small number of larger chemistry outsourcing service providers have emerged as leaders within the industry, the outsourcing market for pharmaceutical and biotechnology contract chemistry and biology services remains fragmented. We face competition based on a number of factors, including size, relative expertise and sophistication, quality and costs of identifying and optimizing potential lead compounds and speed and costs of optimizing chemical processes. In many areas of our business we also face foreign competition from companies in regions with lower cost structures. We compete with contract research companies, contract drug manufacturing companies, research and academic institutions and with the internal research departments of biotechnology companies. We have also historically competed with internal research departments of large pharmaceutical companies, however recently, competition in this area has been reduced as these companies have downsized their internal organizations.

We rely on many internal factors that allow us to stay competitive and differentiate us in the marketplace, including:

•	Our globalization of both research and manufacturing facilities allows us to increase our access to key global markets
•	Our ability to offer a flexible combination of high quality, cost-effective services
•	Our comprehensive service offerings allow us to provide our customers a more efficient transition of experimental compounds through the research and development process, ultimately reducing the time and cost involved in bringing these compounds from concept to market

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

We have been issued various United States and international patents covering fexofenadine HC1 and certain related manufacturing processes. These United States patents begin to expire in 2013, and the international patents begin to expire in 2014 and most of these patents are covered by our license agreements with Sanofi, described herein. Additionally, our United States patents related to substituted biaryl purines as potent anticancer agents and a series of aryl and heteroaryl tetrahydroisoquinolines related to central nervous system indications begin to expire in 2020.

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

All facilities and manufacturing techniques used for prescribed steps in the manufacture of API for clinical use or for sale in the United States must be operated in conformity with cGMP guidelines as established by the FDA and International Conference on Harmonization (“ICH”). Our facilities are subject to unscheduled periodic regulatory inspections to ensure compliance with cGMP regulations. Failure on our part to comply with applicable requirements could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. A finding that we had materially violated cGMP requirements could result in additional regulatory sanctions and, in severe cases, could result in a mandated closing of our facilities or significant fines, which would materially and adversely affect our business, financial condition and results of operations. During 2011, an FDA inspection of our cGMP manufacturing facility in Albany was completed, resulting in no issuance of a Form FDA 483.

Our manufacturing facility in the UK was issued a GMP certificate from the MHRA following an inspection in October 2011. The MHRA is the UK regulatory agency and is recognized as one of the leading global authorities on GMP compliance. The certificate covers general GMP manufacturing operations, and laboratory controls designed for the production and release of APIs and intermediates. The successful audit confirms AMRI’s compliance with European Medicines Agency GMP regulations and further demonstrates the Company’s commitment to operational quality. The MHRA inspection follows a U.S. FDA audit of the facility in June 2011, in which no formal observations were issued. The successful completion of both the US FDA and UK MHRA inspections means that AMRI’s UK facility can now produce registered intermediates and active ingredients for use in humans and expands the range of projects that AMRI can now conduct at this facility.

Additionally, our Burlington, MA facility received GMP certification to manufacture investigational medicine products from MHRA in 2010 and in 2011 received GMP certification from the Italian Medicines Agency (“AIFA”) to manufacture commercial injectable products.

On August 18, 2010, we received a warning letter from the FDA which pertained to its inspection of AMRI Burlington in March 2010 and which identified three significant observations. According to the warning letter, these observations may have caused our drug product(s) to be adulterated in that the methods used in, or the facilities or controls used for, their manufacture, processing, packing or holding did not conform to, or were not operated or administered in conformity with cGMP. A copy of the warning letter is available on the FDA website at www.fda.gov. We acquired the facility on June 14, 2010. The warning letter did not restrict production or shipment of products from the facility, however we voluntarily suspended cGMP production for a period of time while we undertook remediation steps to address the FDA’s observations. Although we resumed cGMP operations in May 2011, the warning letter, subsequent remediation efforts and suspension of production have had a material adverse effect on our business operations and cash flow.

We have been working to resolve the issues identified in the warning letter. In May, 2011, the Company provided the FDA with its final update pertaining to the warning letter. From June 8, 2011 through June 28, 2011, the FDA conducted a re-inspection of the Company’s Burlington facility. On June 28, 2011, the FDA issued a Form 483 report to the Company which included 7 inspectional observations. The Company provided a response to the FDA’s Form 483 report on July 20, 2011. On September 13, 2011, the Company received a letter from the FDA regarding the Company’s response stating that corrective actions proposed by the Company, once fully implemented, should adequately address the observations made by the FDA investigators. The letter also indicated that the Company’s corrective actions will be verified by the FDA at the next facility inspection. The Company believes that the corrective actions have now been fully implemented. The Company will continue the manufacturing operations currently ongoing at the Burlington site, including GMP operations. There can be no assurance that the FDA will be satisfied with our response or will not identify additional issues on re-inspection. Failure to promptly correct these violations as required by the FDA may result in legal action without further notice including, without limitation, seizure and injunction. Other federal agencies may take the FDA warning letter into account when considering the award of contracts. Additionally, the FDA may withhold approval of requests for export certificate, or approval of pending drug applications listing our Burlington facility until the above violations are corrected. In addition, certain customers who claim to be adversely impacted by the FDA warning letter and our inability to fulfill our contractual commitments may bring legal action against us. Any such actions could significantly disrupt our business and operations and have a material adverse impact on our financial position and operating results.

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

ITEM 1A. RISK FACTORS

The following factors should be considered carefully in addition to the other information in this Form 10-K. Except as mentioned under “Item 7A — Quantitative and Qualitative Disclosure About Market Risk” and except for the historical information contained herein, the discussion contained in this Form 10-K contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, that involve risks and uncertainties. Our actual results could differ materially from those discussed in this Form 10-K. Important factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere herein.

Failure to manage the business to profitability without Allegra royalties will have a significant impact on operations and stock value.

The recurring royalties we receive on the sales of Allegra/Telfast have historically provided a material portion of our revenue, earnings and operating cash flows. We continue to develop our business and manage our operating costs in order to be in a position to maintain a business that can operate profitably as these royalties begin to diminish in 2014 and 2015. Recurring royalties have a significantly higher gross and operating margin than do our other business activities, resulting in the need to replace a significant amount of margin in order to achieve such profitability. The Company has taken certain cost cutting steps during 2011 and has certain additional steps planned for 2012 in order to right size the business operations to support the profitability that is achievable from our core contract research and manufacturing businesses. In the future, we may need to take additional cost cutting measures if our revenues do not increase or are not profitable enough to support our operations. In addition, if we are not able to increase operating revenue and decrease operating costs in order to replace the Allegra royalty income, there will be a material and adverse impact on our business, including negative impacts on our operating cash flow, access to capital and ability to spend on required capital improvements to our facilities.

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

We have been working to resolve the issues identified in the warning letter. In May, 2011, the Company provided the FDA with its final update pertaining to the warning letter. From June 8, 2011 through June 28, 2011, the FDA conducted a re-inspection of the Company’s Burlington facility. On June 28, 2011, the FDA issued a Form 483 report to the Company which included 7 inspectional observations. The Company provided a response to the FDA’s Form 483 report on July 20, 2011. On September 13, 2011, the Company received a letter from the FDA regarding the Company’s response stating that corrective actions proposed by the Company, once fully implemented, should adequately address the observations made by the FDA investigators. The letter also indicated that the Company’s corrective actions will be verified by the FDA at the next facility inspection. The Company believes the corrective actions have now been fully implemented. The Company will continue the manufacturing operations currently ongoing at the Burlington site, including GMP operations. There can be no assurance that the FDA will be satisfied with our response or will not identify additional issues on re-inspection. Failure to promptly correct these violations as required by the FDA may result in legal action without further notice including, without limitation, seizure and injunction. Other federal agencies may take the FDA warning letter into account when considering the award of contracts. Additionally, the FDA may withhold approval of requests for export certificate, or approval of pending drug applications listing our Burlington facility until the above violations are corrected. In addition, certain customers who claim to be adversely impacted by the FDA warning letter and our inability to fulfill our contractual commitments may bring legal action against us. Any such actions could significantly disrupt our business and operations and have a material adverse impact on our financial position and operating results.

If we fail to meet our current credit facility’s financial covenants, our business and financial condition could be adversely affected. If we fail to successfully negotiate a new credit agreement as required by the terms of the current credit agreement, our business and financial condition could be materially and adversely affected.

During 2011 we did not meet certain of the obligations under our line of credit agreement with a bank group led by Bank of America. In June 2011, we finalized the renegotiation of such credit agreement which included repayment of $2.7 million of the outstanding line of credit. The remaining $7.0 million of the outstanding line of credit was converted into a term loan with a maturity date of June 2012 with quarterly repayments of $0.4 million and the line of credit currently secures $6.8 million of letters of credit outstanding to certain of the Company’s business partners. Additionally, in connection with our June 2011 agreement, we provided security to the bank group in the form of a security interest in substantially all of our United States assets and certain other collateral. We did not meet all of our obligations under the June 2011 debt agreement, which led to further re-negotiation of this line of credit with the Bank group. On December 1, 2011 we finalized a waiver and amendment which increased the effective interest rate, limited any further borrowings, required that we diligently seek refinancing of this debt agreement with a commitment for such to be obtained by March 31, 2012 and required the further repayment of $3.0 million in December 2011 and another $0.8 million of such obligations in early 2012. In addition, certain of the restrictive covenants were revised and as of such date the Company is only required to comply with certain cash maintenance requirements and to limit its capital expenditures. Covenants related to maintaining earnings levels were removed in the December 2011 amendment. As of December 31, 2011, we had approximately $2.6 million of term debt and $6.8 million of outstanding letters of credit secured by the line of credit. In addition, we maintain an additional credit facility with one bank that secures an individual letter of credit in an amount of approximately $3.0 million, which is cross defaulted to the primary line of credit.

In the event that we do not meet the covenants set forth in the December 2011 amendment to the credit agreement, there is no assurance that we will receive further waivers of covenant noncompliance from the lenders. If at any point, we fail to meet our credit facility’s financial or other covenants, the lenders can demand immediate repayment of our outstanding balance. This could have a negative impact on our liquidity, thereby reducing the availability of cash flow for other purposes. Based on the terms of the December 2011 amendment, we are not able to borrow further amounts under either the term loan or the line of credit. In the event that the bank group demanded immediate repayment of the term debt and cash collateralization of the letters of credit, the Company would require additional financing in order to operate its ongoing business. The Company believes that such financing could be obtained from a variety of sources including borrowing from another lending institution; sale or securitization of assets; or sales by the Company of equity or debt securities, however the cost of obtaining any such financing is likely to be greater than the current interest rate paid under the December 2011 amendment.

We are in the process of negotiating a 4-year credit agreement with a new bank which would serve to replace the current line of credit. While negotiations are proceeding in a positive manner, there is no assurance that we will be able to close this transaction on mutually acceptable terms. We expect that the new agreement will have covenants that require the Company to maintain minimum levels of cash, limit capital expenditures to historical amounts and require the Company to achieve a minimum fixed charge coverage ratio. In the event that the Company is not able to finalize such new agreement, or if we fail to meet the terms of the new agreement, there could be a material and adverse effect on our business and operations.

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

Our sales forecast and/or revenue projections may not be accurate.

We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of proposals, including the date when they estimate a customer will make a purchase decision and the potential size of the order. We aggregate these estimates on a quarterly basis in order to generate a sales pipeline. While the pipeline process provides us with some guidance in business planning and forecasting, it is based on estimates only and is therefore subject to risks and uncertainties. Any variation in the conversion of the pipeline into revenue or the pipeline itself could cause us to improperly plan or budget and thereby adversely affect our business, results of operations and financial condition.

We may lose one or more of our major customers.

During the year ended December 31, 2011, revenues from our largest customer represented approximately 16% of our contract revenue, or 13% of our total revenue. Our existing agreement with this customer extends through 2013. If this customer does not renew the agreement there may be a material decrease in our revenues and operating income. In addition, during the year ended December 31, 2011 sales to another customer represented approximately 9% of our contract revenue, or 7% of our total revenue. In addition, during the year ended December 31, 2011, we provided services to two other major customers representing approximately 13% of our contract revenues or 10% of our total revenue. These customers typically may cancel their contracts with 30 days’ to one-year’s prior notice, depending on the size of the contract, for a variety of reasons, many of which are beyond our control. If any one of our major customers cancels its contract with us, our contract revenues may materially decrease.

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

We face increased competition.

We compete directly with the in-house research departments of pharmaceutical companies and biotechnology companies, as well as contract research companies, and research and academic institutions. We also experience significant competition from foreign companies operating under lower cost structures, primarily those in China and other Asian countries. While we operate in certain lower relative cost jurisdictions, such as India and Singapore, we do not have operations in China. Many of our competitors have greater financial and other resources than we have. As new companies enter the market and as more advanced technologies become available, we currently expect to face increased competition. In the future, any one of our competitors may develop technological advances that render the services that we provide obsolete. While we plan to develop technologies, which will give us competitive advantages, our competitors plan to do the same. We may not be able to develop the technologies we need to successfully compete in the future, and our competitors may be able to develop such technologies before we do or provide those services at a lower cost. Consequently, we may not be able to successfully compete in the future.

We may be required to record additional long-lived asset impairment charges.

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

In the fourth quarter of 2011, we recorded long-lived asset impairment charges of $4.7 million in our DDS segment associated with the Company’s decision to terminate its lease and exit one of its U.S. facilities as part of the overall initiative to reduce the Company’s workforce, right size capacity, and reduce operating costs.

In 2010, we recorded long-lived asset impairment charges of $4.8 million in our DDS segment. As a result of realigning some of the AMRI U.S. operating activities, the Company evaluated the future economic benefit expected to be generated from the revised operating activities in this facility against the carrying value of the facility’s property and equipment and determined that these assets were impaired. We also recorded a long-lived asset impairment charge of $6.0 million in our LSM segment upon determining that the carrying value of certain assets at our AMRI India location used in the manufacturing of generic products was not recoverable based on projections of future revenues and cash flows expected to be derived from the use of these assets.

If long-lived assets are determined to be impaired in the future, we would be required to record a charge to our results of operations.

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

Recent acquisitions and strategic investments have taken longer than expected to achieve profitability.

In recent years, we have engaged in a number of acquisitions and strategic investments. We have established contract research facilities in several international locations worldwide and have expanded certain of these facilities. Most recently, in 2010, we completed the acquisitions of AMRI UK, a chemical development and large scale manufacturing business in the United Kingdom, and AMRI Burlington, a formulation facility located in Burlington, Massachusetts. These acquisitions have not achieved profitability and each such acquisition has required further investment in order to provide a more stable operating platform for the future. In particular, due to a significant decrease in demand from a key customer at AMRI UK, and the issuance of the FDA warning letter to our AMRI Burlington location, we were required to record goodwill impairment charges at these locations in 2010. The overall economic slowdown in our key markets has also delayed the effective utilization of these acquired facilities. We expect that we will be required to make further investments in these acquired companies as we drive toward profitability and this may have a material adverse effect on our business and operations.

We may not be able to effectively manage our international operations.

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

At February 29, 2012, our directors and officers beneficially owned or controlled approximately 16.0% of our outstanding common stock. Individually and in the aggregate, these stockholders significantly influence our management, affairs and all matters requiring stockholder approval. In particular, this concentration of ownership may have the effect of delaying, deferring or preventing an acquisition of us and may adversely affect the market price of our common stock.

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

We are subject to foreign currency risks.

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

A reduction or delay in government funding of research and development may adversely affect our business.

A greater portion of our overall revenue is derived either from governmental sources directly, such as the U.S. National Institutes of Health (“NIH”) or clients at academic institutions, corporations and research laboratories whose funding is partially dependent on both the level and timing of funding from government sources, such as BARDA and similar domestic and international agencies. These direct and indirect sources of government funding can be difficult to forecast. Government funding of research and development is subject to the political process, which is inherently unpredictable. Our revenue may be adversely affected if our clients delay entering into contracts for our services as a result of uncertainties surrounding the approval of government budget proposals. A reduction in government funding for the NIH or other government research agencies could adversely affect our business and our financial results and there is no guarantee that NIH funding will be directed towards projects and studies that require use of our services. In addition, as we begin to do more business directly with the US government and its various agencies, we have become subject to many additional regulatory requirements with respect to billing, collections, record-keeping, security and other matters which have required us to devote resources to these efforts. While we use our best commercial efforts to comply with these additional regulatory requirements any failure to comply could have an adverse impact on our ability to maintain revenue from governmental sources or subject us to penalties or fines.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The aggregate square footage of our operating facilities is approximately 1,174,000 square feet, of which 723,000 square feet are owned and 451,000 square feet are leased. Set forth below is information on our principal facilities:

Location	Square Feet	Primary Purpose
Albany, New York	277,000	Contract Manufacturing, Contract Research and Administration
Rensselaer, New York	276,000	Contract Manufacturing
Aurangabad, India	208,000	Contract Manufacturing
Holywell, United Kingdom	68,000	Contract Manufacturing & Contract Research
East Greenbush, New York	64,000	Contract Research
Hyderabad, India	59,000	Contract Research
Burlington, Massachusetts	57,000	Contract Manufacturing
Singapore	51,000	Contract Research
Bothell, Washington	44,000	Contract Research
Budapest, Hungary	42,000	Contract Research
Syracuse, New York	28,000	Contract Research

Our Rensselaer, NY, Aurangabad, India, United Kingdom and Burlington, MA facilities are used in our Large-Scale Manufacturing (“LSM”) segment as reported in the consolidated financial statements. All other facilities are used in our Discovery/Development/Small Scale Manufacturing (“DDS”) segment, as reported in the consolidated financial statements.

We believe these facilities are generally in good condition and suitable for their purpose. We believe that the capacity associated with these facilities is adequate to meet our anticipated needs through 2012.

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

Allegra

The Company, along with Aventis Pharmaceuticals Inc., the U.S. pharmaceutical business of Sanofi, has been involved in legal proceedings with several companies seeking to market or which are currently marketing generic versions of Allegra and Allegra-D. In accordance with the Company’s agreements with Sanofi, Sanofi bears the external legal fees and expenses for these legal proceedings, but in general, the Company must consent to any settlement or other arrangement with any third party. Under those same agreements, the Company will receive royalties from Sanofi on U.S. Patent No. 5,578,610 until its expiration in 2013 and royalties on U.S. Patent No. 5,750,703 until its expiration in 2015, unless those patents are earlier determined to be invalid. Similarly, the Company is entitled to receive royalties from Sanofi on certain foreign patents through 2015, unless those patents are earlier determined to be invalid.

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

In response to the filings described above, beginning in 2001, Aventis Pharmaceuticals (now Sanofi) filed patent infringement lawsuits against each of the above referenced companies. Each of the lawsuits was filed in the U.S. District Court in New Jersey and alleges infringement of one or more patents owned by Aventis Pharmaceuticals. In addition, beginning on November 14, 2006, Sanofi filed two patent infringement suits against Teva Pharmaceuticals USA, Barr Laboratories, Inc. and Barr Pharmaceuticals, Inc. in the Eastern District of Texas based on patents owned by Aventis. Those lawsuits were transferred to the U.S. District Court in New Jersey.

Further, beginning on March 5, 2004, the Company, along with Aventis Pharmaceuticals, filed suit in the U.S. District Court in New Jersey against a number of defendants asserting infringement of U.S. Patent Nos. 5,581,011 and 5,750,703, which are exclusively licensed to Aventis Pharmaceuticals and relate to Allegra and Allegra-D products. On September 9, 2009, the Company filed patent infringement lawsuits in the U.S. District Court in New Jersey against Dr. Reddy’s Laboratories, Ltd, Dr. Reddy’s Laboratories, Inc., and Sandoz, Inc. asserting infringement of U.S. Patent No. 7,390,906. That patent is licensed to Sanofi U.S. LLC and Sanofi U.S. LLC joined that lawsuit as a co-plaintiff with the Company.

On November 18, 2008, the Company, Aventis Pharmaceuticals, Sanofi, Teva Pharmaceuticals, and Barr Laboratories reached a settlement regarding the above-described patent infringement litigations relating to Teva Pharmaceuticals and Barr Laboratories (the “Teva Settlement”). As part of the Teva Settlement, the Company entered into an amendment to its licensing agreement with Sanofi to allow Sanofi to sublicense patents related to ALLEGRA® and ALLEGRA®D-12 to Teva Pharmaceuticals and Barr Laboratories in the United States. Subsequently, Teva Pharmaceuticals acquired Barr Laboratories. The Company received an upfront sublicense fee from Sanofi of $10 million, and Sanofi will pay royalties to the Company on the sale of products in the United States containing fexofenadine hydrochloride (the generic name for the active ingredient in ALLEGRA®) and products containing fexofenadine hydrochloride and pseudoephedrine hydrochloride (generic ALLEGRA®D-12) by Teva Pharmaceuticals through 2015, along with additional consideration. The Company received quarterly royalties through July 2010 for the branded Allegra D-12 equal to the royalties paid for the quarter ended June 30, 2009. Thereafter, the royalty rate has reverted to the rate in effect prior to the signing of the sub-license amendment and the Company will also receive a royalty on Teva’s sales of the generic Allegra D-12. The Company and Aventis Pharmaceuticals have also dismissed their claims against Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc. and Sandoz, Inc. without prejudice.

On March 19, 2010, the Company and Sanofi filed a motion for a preliminary injunction in the U.S. District Court in New Jersey seeking to enjoin Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. from commercial distribution of a Allegra D-24 product based in that product infringing U.S. Patent No. 7,390,906. On June 14, 2010, the Company and Sanofi were granted a preliminary injunction restraining Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. from commercial distribution of a D-24 product. On January 13, 2011, the same court issued a decision interpreting the scope of the claims of U.S. Patent No. 7,390,906. Based on the court’s January 13, 2011 interpretation of the scope of a claim term in U.S. Patent No. 7,390,906, the Company does not presently have evidence sufficient to obtain a favorable outcome on its infringement claim against Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. As a result, the Company, along with Sanofi, Dr. Reddy’s Laboratories, Ltd., and Dr. Reddy’s Laboratories, Inc., agreed to the court’s entry of an order on January 28, 2011, finding that there was no infringement of

U.S. Patent No. 7,390,906 based on the Court’s January 13, 2011 claim interpretation. The court’s January 28, 2011 order also dissolved the preliminary injunction that was entered on June 14, 2010. The Company and Sanofi U.S. LLC have proceeded directly to the U.S. Court of Appeals for the Federal Circuit to appeal the January 13, 2011 decision.

The January 13, 2011, decision also included an interpretation of the scope of the claims of U.S. Patent No. 5,750,703, and based on that interpretation, the Company does not presently have evidence sufficient to obtain a favorable outcome on its infringement claim against Dr. Reddy’s Laboratories, Ltd., Dr. Reddy’s Laboratories, Inc., Amino Chemicals Ltd., Dipharma S.P.A., and Dipharma Francis Sr.l As a result, the Company, along with Sanofi, Dr. Reddy’s Laboratories, Ltd., Dr. Reddy’s Laboratories, Inc. Amino Chemicals Ltd., Dipharma S.P.A., and Dipharma Francis Sr.l agreed to the court’s entry of an order on March 28, 2011, finding that there was no infringement of U.S. Patent No. 5,750,703 based on the Court’s January 13, 2011 claim interpretation. The Company and Sanofi U.S. LLC have proceeded directly to the U.S. Court of Appeals for the Federal Circuit to appeal the January 13, 2011 decision.

In June 2011, the Company, Sanofi and Impax Laboratories, Inc. reached a settlement agreement of the above patent infringement litigation relating to Impax (“Impax Settlement”). In conjunction with the Impax Settlement, the Company and Sanofi agreed to amend their license agreement to allow Sanofi to sublicense patents related to ALLEGRA® and ALLEGRA®D-12 to Impax Laboratories, Inc. in the United States. In addition, the Company, Sanofi, Mylan Pharmaceuticals, Inc., and Alphapharm reached a settlement agreement of the above patent infringement litigation relating to Mylan and the below noted litigation in Australia against Mylan affiliate Alphapharm (“Mylan Settlement”). In conjunction with the Mylan Settlement, the Company and Sanofi agreed to amend their license agreement to allow Sanofi to sublicense patents related to ALLEGRA® and ALLEGRA®D-12 to Mylan Pharmaceuticals, Inc. in the United States.

International Litigation

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

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)  Market Information. The Common Stock of the Company is traded on the NASDAQ Global Market (“NASDAQ”) under the symbol “AMRI.” The following table sets forth the high and low closing prices for our Common Stock as reported by NASDAQ for the periods indicated:

Period	High	Low
Year ending December 31, 2011
First Quarter	$6.37	$4.02
Second Quarter	$5.55	$3.87
Third Quarter	$5.16	$2.80
Fourth Quarter	$3.65	$2.08
Year ending December 31, 2010
First Quarter	$9.50	$8.35
Second Quarter	$8.86	$5.10
Third Quarter	$6.90	$5.12
Fourth Quarter	$6.93	$5.05

Stock Performance Graph

The following graph provides a comparison, from December 31, 2006 through December 31, 2011, of the cumulative total stockholder return (assuming reinvestment of any dividends) among the Company, the NASDAQ Stock Market (U.S. Companies) Index (the “NASDAQ Index”) and the NASDAQ Pharmaceuticals Index (the “Pharmaceuticals Index”). The historical information set forth below is not necessarily indicative of future performance. Data for the NASDAQ Index and the Pharmaceuticals Index were provided by NASDAQ.

	Albany Molecular Research, Inc	NASDAQ Stock Market (U.S. Companies) Index	NASDAQ Pharmaceuticals Index
December 31, 2006	100.000	100.000	100.000
December 31, 2007	136.174	108.469	105.168
December 31, 2008	92.235	66.352	97.850
December 31, 2009	85.985	95.375	109.949
December 31, 2010	53.220	113.194	119.186
December 31, 2011	27.746	113.805	127.714

(b)  Holders.

The number of record holders of our Common Stock as of February 29, 2012 was approximately 229. We believe that the number of beneficial owners of our Common Stock at that date was substantially greater than 229.

(c)  Dividends.

We have not declared any cash dividends on our Common Stock since our inception in 1991. We currently intend to retain our earnings for future growth and, therefore, do not anticipate paying cash dividends in the foreseeable future.

(d)  Equity Compensation Plan Information.

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2011:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	2,762,459	$7.58	1,685,725	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	2,762,459	$7.58	1,685,725

(1)	Consists of the Company’s 1998 Stock Option Plan, the Company’s 2008 Stock Option Plan and the Company’s Employee Stock Purchase Plan (“ESPP”). Does not include purchase rights accruing under the ESPP because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.
(2)	Includes 1,267,439 shares available under the 2008 Stock Option Plan and 418,286 shares available under the ESPP.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data shown below for the fiscal years ended December 31, 2011, 2010 and 2009, and as of December 31, 2011 and 2010, have been derived from our audited consolidated financial statements included in this Form 10-K. The selected financial data set forth below for the fiscal years ended December 31, 2008 and 2007 and as of December 31, 2009, 2008 and 2007 have been derived from our audited consolidated financial statements for those years, which are not included in this Form 10-K. The information should be read in conjunction with the Company’s audited consolidated financial statements and related notes and other financial information included herein, including Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	As of and for the Year Ending December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Contract revenue	$169,611	$163,228	$156,800	$195,455	$163,375
Recurring royalties	35,034	34,838	34,867	28,305	27,056
Milestone revenue	3,000	—	4,750	5,500	2,080
Total revenue	207,645	198,066	196,417	229,260	192,511
Cost of contract revenue	168,470	152,673	138,739	146,075	132,032
Technology incentive award	3,557	3,484	3,594	2,901	2,784
Research and development	7,939	11,090	14,547	13,129	12,821
Selling, general and administrative	41,071	42,234	38,036	39,229	33,083
Goodwill impairment	15,812	36,844	22,900	—	—
Property and equipment impairment	4,674	10,848	—	—	—
Intangible asset impairment	856	—	—	—	—
Restructuring charges	1,271	3,090	329	1,833	273
Arbitration charge	127	9,798	—	—	—
Total costs and expenses	243,777	270,061	218,145	203,167	180,993
(Loss) income from operations	(36,132)	(71,995)	(21,728)	26,093	11,518
Interest (expense) income, net	(583)	160	269	1,082	3,104
Other (expense) income, net	77	(1,007)	(593)	715	(237)
(Loss) income before income tax (benefit) expense	(36,638)	(72,842)	(22,052)	27,890	14,385
Income tax (benefit) expense	(4,342)	(9,971)	(5,357)	7,330	5,449
Net (loss) income	$(32,296)	$(62,871)	$(16,695)	$20,560	$8,936
Basic (loss) earnings per share	$(1.08)	$(2.05)	$(0.54)	$0.66	$0.28
Diluted (loss) earnings per share	$(1.08)	$(2.05)	$(0.54)	$0.65	$0.27
Weighted average common shares outstanding, basic	29,961	30,657	31,062	31,389	32,351
Weighted average common shares outstanding, diluted	29,961	30,657	31,062	31,612	32,626
Consolidated Balance Sheet Data:
Cash, cash equivalents and investment securities	$20,198	$41,481	$111,058	$87,470	$107,699
Property and equipment, net	149,729	163,212	166,746	167,502	158,028
Working capital	62,584	79,409	149,730	140,693	138,889
Total assets	263,067	325,106	373,692	390,684	386,654
Long-term debt, excluding current installments	3,003	11,737	13,212	13,482	4,080
Total stockholders’ equity	206,432	243,743	314,613	326,680	334,566
Other Consolidated Data:
Capital expenditures	$10,837	$11,628	$15,172	$23,938	$17,747

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a global contract research and manufacturing organization that provides customers fully integrated drug discovery, development, and manufacturing services. We supply a broad range of services and technologies that support the discovery and development of pharmaceutical products and the manufacturing of active pharmaceutical ingredients (“API”) and drug product for existing and experimental new drugs. With locations in the United States, Europe, and Asia, we maintain geographic proximity and flexible cost models. We have also historically leveraged our drug-discovery expertise to execute on several internal drug discovery programs, which have progressed to the development candidate stage and in some cases into Phase I clinical development. We have successfully partnered certain programs and are actively seeking to out-license our remaining programs to strategic partners for further development.

We continue to integrate our research and manufacturing facilities worldwide, increasing our access to key global markets and enabling us to provide our customers with a flexible combination of high quality services and competitive cost structures to meet their individual outsourcing needs. Our service offerings range from early stage discovery through manufacturing and formulation across U.S., Europe and Asia. We believe that the ability to partner with a single provider is of significant benefit to our customers as we are able to provide them with a more efficient transition of experimental compounds through the research and development process, ultimately reducing the time and cost involved in bringing these compounds from concept to market. Compounds discovered and/or developed in our contract research facilities can then be more easily transitioned to production at our large-scale manufacturing facilities for use in clinical trials and, ultimately, commercial sales if the product meets regulatory approval.

Additionally, with the 2010 acquisition of our Burlington, MA facility, we now offer customers a fully integrated manufacturing process for sterile injectable drugs. This includes the development and manufacture of the API, the design of the criteria to formulate the API into an injectable drug product, and the manufacture of the final drug product. We continue to make investments to build and recover our formulation business, as we believe this type of business has significant potential in the drug product world driven by the growth in biologically based compounds which are formulated/manufactured on an aseptic basis.

In addition to providing our customers our hybrid services model for outsourcing, we now offer the option of insourcing. With our world class expertise in managing high performing groups of scientists, this option allows us to embed our scientists into the customer’s facility allowing the customer to cost effectively leverage their unused laboratory space.

In 2011, we made a decision to cease activities related to our internal proprietary compound discovery R&D programs. Although we halted our proprietary R&D activities, we continue to believe there are additional opportunities to partner our proprietary compounds or programs to create value, as we have seen a renewed commitment by pharmaceutical companies for innovation both internally and through licensing. Our goal is to partner these compounds or programs in return for a combination of up-front license fees, milestone payments and recurring royalty payments if any compound based on our intellectual property is successfully developed into new drugs and reach the market.

Our total revenue for 2011 was $207.6 million, including $169.6 million from our contract service business and $35.0 million from royalties on sales of Allegra®/Telfast. We used $1.5 million in cash from operations, and we used $10.8 million for capital expenditures on our facilities and equipment, primarily related to maintenance of existing facilities and international expansion. We recorded a net loss of $32.3 million in 2011, largely the result of a $15.8 million goodwill impairment charge, a $4.7 million long-lived asset impairment charge, a $1.3 million restructuring charge and a $0.9 million intangible impairment charge. As of December 31, 2011, we had $20.2 million in cash, cash equivalents and investments and $5.8 million in bank and other related debt.

Results of Operations

Operating Segment Data

We have organized our sales, marketing and production activities into the Discovery/Development/Small Scale Manufacturing (“DDS”) and Large Scale Manufacturing (“LSM”) segments based on the criteria set forth in ASC 280, “Disclosures about Segments of an Enterprise and Related Information.” We rely on an internal management accounting system to report results of these segments. The accounting system includes revenue and cost information by segment. We make financial decisions and allocate resources based on the information we receive from this internal system. The DDS segment includes activities such as drug lead discovery, optimization, drug development and small scale commercial manufacturing. The LSM segment includes pilot to commercial scale manufacturing of active pharmaceutical ingredients and intermediates, sterile syringe and vial filling, and high potency and controlled substance manufacturing. API manufacturing is performed at our Rensselaer, NY, Wales, UK and Aurangabad, IN facilities.

Contract Revenue

Contract revenue consists primarily of fees earned under contracts with third-party customers. Our contract revenues for our DDS and LSM segments were as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
DDS	$74,032	$83,308	$85,793
LSM	95,579	79,921	71,007
Total	$169,611	$163,229	$156,800

DDS contract revenues decreased for the year ended December 31, 2011 from the same period in 2010 primarily due to lower contract revenue from our discovery services of $10.7 million, offset in part by an increase in our development and small-scale manufacturing services of $1.5 million. The decrease in discovery services contract revenue was primarily due to lower demand for our U.S. medicinal chemistry services, partially offset by higher demand for our discovery services at our Asia locations. The increases in contract revenue from development and small-scale manufacturing services were attributable to higher demand for our chemistry development services.

We currently expect DDS contract revenue for full year 2012 to remain flat from amounts recognized in 2011.

LSM contract revenue increased for the year ended December 31, 2011 from the same period in 2010 as a result of higher commercial and API development manufacturing shipments from our Rensselaer, NY facility, as well as increased intermediate manufacturing in our Aurangabad, India facility as compared to the same period in 2010.

We currently expect LSM contract revenue for full year 2012 to increase from amounts recognized in 2011, including an increase in revenues from our Burlington, MA facility during the second half of 2012.

DDS contract revenue for the year ended December 31, 2010 decreased 2.9% as compared to the same period in 2009. This result was primarily due to a decrease in contract revenue caused by lower demand from specialty pharma/biotech customers for our U.S. services, offset in part by the acquisition of AMRI UK along with higher demand for these services at our international locations, including an increased demand for our in vitro biology services worldwide. LSM contract revenue for the year ended December 31, 2010 increased 12.6% from the same period in 2009 primarily due to incremental revenues from the AMRI UK and AMRI Burlington acquisitions that took place in the first half of 2010. Additionally, sales of commercial products increased $7.0 million, primarily due to an increase in commercial sales to LSM’s largest customer, as such customers returned toward historical levels after reducing their purchases from us in 2009 in an effort to reduce their inventory levels. These increases were offset, in part, by a decrease of $7.9 million related to reduced demand for the production of clinical supply materials.

Recurring Royalties

We earn royalties under our licensing agreement with Sanofi. Royalties were as follows:

Year Ended December 31,
2011	2010	2009
(in thousands)
$35,034	$34,838	$34,867

Recurring royalties are based on the worldwide sales of Allegra®/Telfast, as well as on sales of Sanofi’s over-the-counter (“OTC”) product and authorized generics. Recurring royalties slightly increased for the year ended December 31, 2011 as compared to the same period in 2010 primarily due to a significant increase in sales of prescription Allegra® in Japan, partially offset by a decrease in royalties recognized from the sale of Allegra® products in the U.S.

We currently expect full year 2012 recurring royalties to remain flat with amounts recognized in 2011. We are anticipating recurring royalties in the first half of 2012 to decrease from amounts recognized in the same period of 2011 due to the timing of the OTC product launch in the U.S. in 2011. We are anticipating recurring royalties to increase in the second half of 2012 from amounts recognized in the same period of 2011 as amounts in 2011 were impacted by prescription inventory reductions and marketing incentives associated with the OTC launch.

Recurring royalties remained flat for the year ended December 31, 2010 as compared to the same period in 2009.

The recurring royalties we receive on the sales of Allegra®/Telfast have historically provided a material portion of our revenues, earnings and operating cash flows. We continue to develop our business in an effort to supplement the revenues, earnings and operating cash flows that have historically been provided by Allegra®/Telfast royalties.

Milestone revenue

Milestone revenue is earned for achieving milestones included in licensing and research agreements with certain of our partners. Milestone revenues were as follows:

Year Ended December 31,
2011	2010	2009
(in thousands)
$3,000	$—	$4,750

Milestone revenue of $3.0 million received during the year ended December 31, 2011 was recognized in conjunction with the Company’s license and research agreement with BMS and was specifically based on meeting a Phase II clinical trial milestone of an AMRI compound licensed exclusively to BMS.

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

Cost of Contract Revenue

Cost of contract revenue consists primarily of compensation and associated fringe benefits for employees, as well as chemicals, depreciation and other indirect project related costs. Cost of contract revenue for our DDS and LSM segments were as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
DDS	$72,758	$72,903	$72,867
LSM	95,712	79,770	65,872
Total	$168,470	$152,673	$138,739
DDS Gross Margin	1.7%	12.5%	15.1%
LSM Gross Margin	(0.1%)	0.2%	7.2%
Total Gross Margin	0.7%	6.5%	11.5%

DDS contract revenue gross margin percentages decreased for the year ended December 31, 2011 compared to the same period in 2010. This resulted from lower demand for our discovery services in relation to our fixed costs.

We currently expect DDS contract margins for 2012 to improve over amounts recognized in 2011 due to cost reduction actions implemented in the U.S. in 2011 along with the impact of the anticipated sale or closure of our Hungarian operations.

LSM’s contract revenue gross margin slightly decreased for the year ended December 31, 2011 compared to the same period in 2010. This decrease is primarily due to levels of fixed cost base at our Burlington, MA facility as compared to its revenues due to the disruption at the facility resulting from the FDA warning letter received in August 2010, along with unutilized capacity at our AMRI UK facility. These decreases were partially offset by an increase in margins for our U.S. API manufacturing services.

We currently expect LSM contract margins for 2012 to improve from amounts recognized in 2011 driven by higher revenues discussed above in relation to our fixed costs.

DDS contract revenue gross margin decreased 2.6% for the year ended December 31, 2010 from the same period in 2009. This decrease resulted from lower demand for our U.S services in relation to our fixed costs.

LSM’s contract revenue gross margin decreased 7.0% for the year ended December 31, 2010 from the year ended December 31, 2009. This decrease is primarily due to lower revenues at our Burlington facility in relation to its fixed cost base due to the pending resolution of its FDA warning letter, along with unutilized capacity at our AMRI UK facility.

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

Year Ended December 31,
2011	2010	2009
(in thousands)
$3,557	$3,484	$3,594

We expect technology incentive award expense to generally fluctuate directionally and proportionately with fluctuations in Allegra® royalties in future periods. Technology incentive award expense for the years ended December 31, 2011 remained consistent as compared to 2010 and 2009, which reflects the relative consistency in royalty revenue.

Research and Development

Research and development (“R&D”) expense consists of compensation and benefits for scientific personnel for work performed on proprietary technology R&D projects, costs of chemicals, materials, outsourced activities and other out of pocket costs and overhead costs.

During the fourth quarter of 2011, the Company’s Board of Directors made a decision to cease activities related to its internal discovery research and development programs, excluding its generic program. Although we ceased our proprietary R&D activities, we continue to believe there are additional opportunities to partner our proprietary compounds in return for a combination of up-front license fees, milestone payments and recurring royalty payments if these compounds are successfully developed into new drugs and reach the market. In addition, R&D activities continue at our large-scale manufacturing facility related to the potential manufacture of new products, the development of processes for the manufacture of generic products with commercial potential, and the development of alternative manufacturing processes.

Research and development expenses were as follows:

Year Ended December 31,
2011	2010	2009
(in thousands)
$7,939	$11,090	$14,547

Research and development expenses for the year ended December 31, 2011 decreased 28% from the year ended December 31, 2010. This decrease is primarily due to an overall decrease in internal operating costs as we strategically managed our R&D investments and continued to narrow the focus of R&D spending on those programs with the highest licensing potential, as well as a decrease in clinical trial costs related to our oncology and obesity programs.

Based on our strategic decision to cease R&D operations, we currently expect 2012 R&D expense to reduce to approximately $1.0 million, with costs related to developing new niche generic products and improving process efficiencies in our manufacturing plants.

Research and development expenses decreased 23.8% for the year ended December 31, 2010 from the year ended December 31, 2009. This decrease was primarily due to lower compensation costs in 2010 caused by a reduction of research and development scientific resources and lower material costs, as we managed our costs by focusing on moving only our most advanced programs forward. Additionally, in 2009 we recognized an increase in process R&D related to both improving the manufacturing process for our generic API products as well as the manufacturing process for our oncology compound, which was in Phase I clinical trials.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consist of compensation and related fringe benefits for sales, marketing, operational and administrative employees, professional service fees, marketing costs and costs related to facilities and information services. SG&A expenses were as follows:

Year Ended December 31,
2011	2010	2009
(in thousands)
$41,071	$42,234	$38,036

Selling, general and administrative expenses for the year ended December 31, 2011 decreased from the same period in 2010. This decrease is primarily attributable to nonrecurring acquisition costs and reduced AMRI Burlington remediation costs that occurred in 2010.

We currently expect SG&A expenses for 2012 to decrease due to the anticipated sale or closure of our Hungarian operations, as well as other cost saving actions implemented in the U.S. in 2011.

Selling, general and administrative expenses increased for the year ended December 31, 2010 from the same period in 2009. The increase is primarily due to transaction costs associated with the AMRI UK and AMRI Burlington acquisitions in the first half of 2010, as well as incremental SG&A costs from these new operations. These increases were partially offset by cost savings from reorganization of our U.S. locations in May 2010 and our large-scale India operations in December 2009.

Goodwill Impairment

Year Ended December 31,
2011	2010	2009
(in thousands)
$15,812	$36,844	$22,900

During the fourth quarter of 2011, we recorded a goodwill impairment charge of $15.8 million in our DDS operating segment due to a change in the implied fair value of the segment’s goodwill to below its carrying value. The change in the fair value of the segment was primarily attributable to significantly lower than forecasted demand for contract services in the current year, which resulted in a decrease in management’s long-term estimates of operating results and cash flows for the segment.

We recorded a goodwill impairment charge of $36.8 million in our LSM operating segment due to a change in the implied fair value of the segment’s goodwill to below its carrying value during the fourth quarter of 2010. The change in the fair value of the segment was primarily attributable to the fact that in the fourth quarter of 2010 several events occurred in the LSM segment that significantly impacted our expected future performance for this segment. Our AMRI UK facility was notified of an unplanned elimination in demand for a key commercial product, which has historically represented a significant amount of annual revenues at the site. In addition, the FDA warning letter issued to our AMRI Burlington facility was expected to have both continued negative short-term financial impact during the remediation process, as well as delaying the planned integration of the AMRI Burlington business into our overall LSM platform and the forecasted resulting growth in the long term.

During the fourth quarter of 2009, we recorded a goodwill impairment charge of $22.9 million in our LSM operating segment due to a change in the implied fair value of the segment’s goodwill to below its carrying value. The change in the fair value of the segment was primarily attributable to the fact that in the fourth quarter of 2009 several issues occurred in the LSM segment that significantly impacted our expected future performance. Two phase III products that were expected to receive FDA approval were delayed, one by the FDA requiring more information and one by the customer in an effort to proactively collect more data before submitting to the FDA. It was expected throughout 2009 that commercial manufacturing would commence on both these products at the AMRI Rensselaer LSM facility beginning in 2010. In addition, the Company was notified of additional unexpected reductions in demand for product under the commercial supply agreement with its largest customer. These additional unplanned demand reductions in the fourth quarter of 2009 added an element of risk related to the Company’s ability to achieve the significant revenues expected from this contract that were reflected in the future projections for the segment.

Property and Equipment Impairment

Year Ended December 31,
2011	2010	2009
(in thousands)
$4,674	$10,848	$—

In the fourth quarter of 2011, we recorded long-lived asset impairment charges of $4.7 million in our DDS segment associated with the Company’s decision to terminate its lease and exit one of its U.S. facilities as part of the overall initiative to reduce the Company’s workforce, right size capacity, and reduce operating costs.

In 2010, we recorded long-lived asset impairment charges of $4.8 million in our DDS segment. As a result of realigning some of the AMRI U.S. operating activities, the Company evaluated the future economic benefit expected to be generated from the revised operating activities in this facility against the carrying value of the facility’s property and equipment and determined that these assets were impaired. Additionally, we recorded a long-lived asset impairment charge of $6.0 million in our LSM segment upon determining that the carrying value of certain assets at our AMRI India location used in the manufacturing of generic products was not recoverable based on projections of future revenues and cash flows expected to be derived from the use of these assets.

Intangible Impairment

Year Ended December 31,
2011	2010	2009
(in thousands)
$856	$—	$—

In the fourth quarter of 2011, we identified patent assets relating to technologies that we no longer expect to derive value from as a result of the Company’s decision to cease internal R&D activities. We recorded an intangible impairment charge of $0.9 million in our DDS segment in conjunction with this review of our patent portfolio.

Restructuring Charges

Restructuring charges are included under the caption “Restructuring charges” in the consolidated statement of operations for the years ended December 31, 2011, 2010 and 2009 and the restructuring liabilities are included in “Accounts payable and accrued expenses” and “Other long-term liabilities” on the consolidated balance sheet at December 31, 2011 and 2010.

The following table displays the restructuring activity and liability balances for and as of December 31, 2011:

	Balance at January 1, 2011	Charges/ (reversals)	Paid Amounts	Foreign Currency Translation Adjustments	Balance at December 31, 2011
Termination benefits and personnel realignment	$141	$1,282	$(949)	$(18)	$456
Lease termination charges	1,932	(261)	(543)	—	1,128
Other	120	250	—	(16)	354
Total	$2,193	$1,271	$(1,492)	$(34)	$1,938

Termination benefits and personnel realignment costs relate to severance packages, outplacement services, and career counseling for employees affected by the restructuring. Lease termination charges relate to costs associated with exiting the facility, net of estimated sublease income.

Anticipated cash outflows during 2012 related to the below described restructuring is approximately $1.6 million.

The details of the restructuring activity displayed in the table above are as follows:

AMRI U.S.

In May 2010, we initiated a restructuring of our AMRI U.S. locations. As part of our strategy to increase global competitiveness and continue to be diligent in managing costs, we implemented cost reduction activities at our operations in the U.S. These cost reduction activities included a reduction in the U.S. workforce, as well as the suspension of operations at one of our research laboratory facilities in Rensselaer, New York. Employees and equipment from this facility were consolidated into other nearby Company operations. We recorded a restructuring charge of $3.2 million in 2010. This charge included lease termination charges of $2.2 million (net of estimated sublease income), termination benefits and personnel realignment costs of $0.8 million and facility and other costs of $0.2 million.

Additionally, in March 2011, we reduced our workforce to right-size our U.S. operations, primarily focused on discovery chemistry services due to the shift in demand for these types of services to our lower cost operations in Asia. In connection with this reduction, we recorded a restructuring charge of $1.0 million for termination benefits. These restructuring activities were recorded within our DDS operating segment.

In December 2011, we initiated a restructuring plan at one of our U.S. locations which included actions to further reduce our workforce, right size capacity, and reduce operating costs. These actions were implemented to better align the business to current and expected market conditions and are expected to improve our overall cost competitiveness and increase cash flow generation. The workforce reduction primarily affected certain positions associated with our elimination of internal R&D activities. As a result of the workforce reduction, we will be terminating the lease of one of our U.S. facilities which will result in a reduction in annual operating expenses related to this facility. As a result of this restructuring, we recorded a restructuring charge of $0.3 million in the DDS operating segment.

International

In December 2009, we initiated a restructuring of its AMRI India locations which consisted of closing and consolidating its Mumbai administrative office into its Hyderabad location as part of the Company’s goal to streamline operations and eliminate duplicate administrative functions. The Company recorded a restructuring charge of approximately $0.4 million in the fourth quarter of 2009, including lease termination charges of $0.2 million, leasehold improvement abandonment charges of $0.1 million and administrative costs of less than $0.1 million. The AMRI India restructuring activity was recorded in our LSM operating segment.

Arbitration charge

Year Ended December 31,
2011	2010	2009
(in thousands)
$127	$9,798	$—

On August 19, 2009, AMRI Rensselaer notified one of its suppliers that it was cancelling a purchase agreement between the parties pursuant to a hardship clause of the agreement. AMRI Rensselaer took the position that the cancellation was a valid and effective termination of the agreement under its terms while our supplier contended that the cancellation constituted repudiation of the contract for which they could recover damages. Our supplier commenced arbitration in September 2009 with International Centre for Dispute Resolution (“ICDR”) seeking damages for AMRI Rensselaer’s alleged wrongful repudiation of the agreement in the total amount of $9.3 million, consisting of $8.7 million as lost profit and $0.6 million as labor cost.

On October 13, 2010 the ICDR issued an arbitration award in favor of our supplier against AMRI Rensselaer. The arbitrator awarded our supplier damages of $8.7 million plus interest at the rate of 9% starting from August 19, 2009. AMRI accrued $9.6 million for the award and related interest expense in the quarter ended September 30, 2010.

On March 2, 2011, AMRI Rensselaer and our supplier entered into a Settlement and Supply agreement (“Agreement”) which served to settle the arbitral award and other legal proceedings related to the arbitral award that were pending. The Agreement required AMRI Rensselaer to pay $4.8 million to our supplier and provide a letter of credit to secure the remainder of the arbitral award plus accrued interest. The letter of credit will reduce quarterly based on certain volume purchase milestones. The Agreement also re-establishes the supply relationship between AMRI and our supplier through 2018 with mutually beneficial terms.

As the letter of credit is reduced, the Company reverses the allocated portion of the accrued charge through a reduction in the carrying cost of the associated inventory. The maximum amount to be reversed is $5.5 million through 2014. As of December 31, 2011, the remaining arbitration reserve is $4.1 million.

Arbitration charges of $0.1 million in 2011 represent accrued interest expense related to the award prior to the arbitration settlement.

Interest (expense) income, net

	Year Ended December 31,
(in thousands)	2011	2010	2009
Interest expense	$(714)	$(292)	$(377)
Interest income	131	452	646
Interest (expense) income, net	$(583)	$160	$269

Interest expense increased for the year ended December 31, 2011 as compared with the same period in 2010 primarily due to borrowing costs associated with the renegotiation of the Company’s new credit agreement entered into in 2011.

Interest expense decreased for the year ended December 31, 2010 as compared with the same period in 2009 due to the decrease of interest rates on our outstanding debt.

Interest income decreased for the year ended December 31, 2011 as compared with the same period in 2010. This decrease was primarily due to the decrease in the average balances of interest bearing cash and investments held during the year.

Interest income decreased for the year ended December 31, 2010 as compared with the same period in 2009 also due to the decrease in the average balances of interest bearing cash and investments held during the year.

Other income (expense), net

Year Ended December 31,
2011	2010	2009
(in thousands)
$77	$(1,007)	$(593)

Other income for the year ended December 31, 2011 includes income from purchase accounting adjustments in the first quarter of $0.3 million related to the 2010 AMRI UK and AMRI Burlington acquisitions and income related to the fluctuation in exchange rates associated with foreign currency translations. These amounts are offset in part by deferred financing amortization expense.

Other expense for the year ended December 31, 2010 increased as compared to the same period in 2009. This difference is primarily due to fluctuations in rates associated with foreign currency transactions.

Income tax benefit

Year Ended December 31,
2011	2010	2009
(in thousands)
$(4,342)	$(9,971)	$(5,357)

Income tax benefit for the year ended December 31, 2011 was $4.3 million as compared to income tax benefit of $10.0 million for the same period in 2010. This decrease in income tax benefit is due to a decrease in pre-tax loss, as well as the composition of pre-tax losses in relation to the applicable tax rates at our various locations worldwide.

Income tax benefit for the year ended December 31, 2010 was $10.0 million as compared to income tax benefit of $5.4 million for the same period in 2009. This increase in income tax benefit is due to an increase in pre-tax loss, offset by a correction of prior year deferred tax assets, which resulted in additional income tax expense of $8.0 million.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows and proceeds from borrowings. During 2011, we used cash of $1.5 million for operating activities.

During 2011, cash provided by investing activities was $4.0 million, resulting primarily from net proceeds from the sale or maturities of marketable securities of $15.2 million offset in part by the use of $10.8 million for the acquisition of property and equipment. During 2011, we used $7.0 million for financing activities, relating primarily to payments made on our credit facilities.

Working capital, defined as current assets less current liabilities, was $62.6 million as of December 31, 2011, compared to $79.4 million as of December 31, 2010. This decrease includes a payment of $4.8 million associated with the Company’s settlement of the 2010 arbitration matter with a supplier and $10.8 million used for capital expenditures.

Total capital expenditures for the year ended December 31, 2011 were $10.8 million as compared to $11.6 million for the year ended December 31, 2010. Capital expenditures in 2011 were primarily related to maintenance of our existing facilities and international expansion of our existing facilities.

For 2012, we expect to incur $10.0 to $12.0 million in capital expenditures primarily relating to maintenance of our existing facilities and expansion at our existing international facilities.

In June 2011, we finalized the renegotiation of our credit agreement, which included repayment of $2.7 million of the outstanding line of credit. The remaining $7.0 million of the outstanding line of credit was converted into a term loan with a maturity date of June 2012 and quarterly repayments of $0.4 million. The line of credit also secures our outstanding letters of credit which totaled $6.8 million as of December 31, 2011.

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

As of September 30, 2011, we were not in compliance with one of the financial covenant requirements. As a result, the we received a waiver from the lenders and additionally amended the above credit agreement effective November 29, 2011. The amended credit agreement increased the effective interest rate, limited any further borrowings, required that we diligently seek refinancing of this debt agreement with a commitment for such to be obtained by March 31, 2012 and required the further repayment of $3.0 million in December 2011 and another $0.8 million of such obligations in the first quarter of 2012 with the remaining outstanding balance to be repaid in June 2012, on the loan’s maturity date. In addition, certain of the restrictive covenants were revised and as of such date we are only required to comply with certain cash maintenance requirements and to limit our capital expenditures. As of December 31, 2011, the Company was in compliance with the existing financial covenant requirements.

We are in the process of negotiating a 4-year credit agreement with a new bank which would serve to replace the current line of credit. While negotiations are proceeding in a positive manner, there is no assurance that we will be able to close this transaction on mutually acceptable terms. The new agreement will have covenants that require the Company to maintain minimum levels of cash, limit capital expenditures to historical amounts and require the Company to achieve a minimum fixed charge coverage ratio. If the Company is not able to finalize such new agreement, or if we fail to meet the terms of the new agreement, there could be a material and adverse effect on our business and operations. In the event that the current bank group demanded immediate repayment of the term loan and cash collateralization of the letters of credit prior to the negotiation of the new agreement, the Company would require additional financing in order to operate its ongoing business. The Company believes that such financing could be obtained from a variety of sources including borrowing from another lending institution; sale or securitization of assets; or sales by the Company of equity or debt securities.

Working capital was $79.4 million at December 31, 2010, compared to $149.7 million as of December 31, 2009. This decrease is primarily due to cash of $46.3 used for the acquisitions of AMRI Burlington and AMRI UK, $11.6 million used for capital expenditures and $10.0 million used to repurchase shares of the Company’s common stock.

Total capital expenditures for the year ended December 31, 2010 were $11.6 million as compared to $15.2 million for the year ended December 31, 2009. Capital expenditures in 2010 were primarily related to international expansion and maintenance of our existing facilities.

During 2010, we used $45.1 million in cash for investing activities, resulting primarily from the use of $18.0 million for the acquisition of AMRI UK in February 2010 and $28.4 million for the acquisition of AMRI Burlington, net of cash acquired in June 2010, along with $11.6 million for the acquisition of property and equipment. These uses were offset in part by $13.9 million for net proceeds from investment securities. During 2010, we used $9.7 million for financing activities, consisting primarily of $10.0 million used to repurchase shares of the Company’s common stock in the open market pursuant to a stock repurchase plan approved by our Board of Directors in June 2010.

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

Contractual Obligations

The following table sets forth our long-term contractual obligations and commitments as of December 31, 2011:

Payments Due by Period (in thousands)

	Total	Under 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Long-Term Debt (principal)	$5,842	$2,839	$609	$634	$1,760
Operating Leases	33,874	5,780	10,475	7,595	10,024
Purchase Commitments	22,906	22,044	862	—	—
Pension Plan Contributions	16,840	1,643	3,304	3,383	8,510

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

In 2011, 2010 and 2009 we awarded Technology Incentive Compensation primarily to Thomas D’Ambra, our Chairman, President and Chief Executive Officer and the inventor of the terfenadine carboxylic acid metabolite technology, which is covered by the Company’s patents relating to the active ingredient in Allegra. In 2011 and 2009, awards were also granted in relation to the milestone payment from BMS made pursuant to the licensing and research agreement between the Company and BMS. The amounts awarded and included in the consolidated statements of income for the years ended December 31, 2011, 2010 and 2009 are $3.6 million, $3.5 million and $3.6 million, respectively. Included in accrued compensation in the accompanying consolidated balance sheets at December 31, 2011 and 2010 are unpaid Technology Development Incentive Compensation awards of approximately $0.7 million and $0.8 million, respectively.

Telecommunication Services

A member of the Company’s board of directors is the Chief Executive Officer of one of the providers of telephone and internet services to the Company. This telecommunications company was paid approximately $0.2 million per year for services rendered to the Company in 2011, 2010 and 2009.

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

Inventory

Inventory consists primarily of commercially available fine chemicals used as raw materials, work-in-process and finished goods in our large-scale manufacturing plant. Large-scale manufacturing inventories are valued on a first-in, first-out (“FIFO”) basis. Inventories are valued at the lower of cost or market. We regularly review inventories on hand and record a charge for slow-moving and obsolete inventory, inventory not meeting quality standards and inventory subject to expiration. The charge for slow-moving and obsolete inventory is based on current estimates of future product demand, market conditions and related management judgment. Any significant unanticipated changes in future product demand or market conditions that vary from current expectations could have an impact on the value of inventories. Total inventories recorded on our consolidated balance sheet at December 31, 2011 and 2010 were $26.0 million and $27.1 million, respectively. We recorded charges to reduce obsolete inventory balances of $0.9 million, $1.4 million and $4.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carry-forwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings with focus on our U.S. operations and available tax planning strategies. These sources of income inherently rely heavily on estimates. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. We use our historical experience and our short and long-range business forecasts to provide insight. Amounts recorded for deferred tax assets, net of valuation allowances, were $22.1 million and $22.6 million at December 31, 2011 and 2010, respectively. Such 2011 year-end amounts are expected to be fully recoverable within the applicable statutory expiration periods.

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

If this analysis indicates goodwill may be impaired, measuring the impairment requires a fair value estimate of each identified and previously unidentified tangible and intangible asset. In this case, we supplement the cash flow approach discussed above, including the use of independent appraisals, if deemed necessary.

Based upon the results of the valuation procedures performed at October 1, 2011, the carrying value of the DDS segment exceeded its fair value which was an impairment indicator. In order to assess the estimated amount of impairment the Company performed the second step of the goodwill impairment test. The second step involved an analysis reflecting the allocation of the fair value of the DDS segment as calculated in the first step to its assets and liabilities, including an assessment of whether there were any previously unidentified intangible assets in connection with DDS. Based on the results of these procedures, the Company recorded a goodwill impairment charge of $15.8 million for the year ended December 31, 2011 in the DDS segment. Total goodwill recorded on our consolidated balance sheet at December 31, 2011 was $0.

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

In the fourth quarter of 2011, we recorded long-lived asset impairment charges of $4.7 million in our DDS segment associated with the Company’s decision to terminate its lease and exit one of its U.S. facilities as part of the overall initiative to reduce the Company’s workforce, right size capacity, and reduce operating costs.

Pension and Postretirement Benefit Plans

We utilize actuarial models to measure pension and postretirement benefit obligations and related effects on operations. Three assumptions — discount rate, expected return on assets, and trends in healthcare costs — are important elements of plan expense and asset/liability measurement. We evaluate these critical assumptions at least annually. We periodically evaluate other assumptions involving demographic factors, such as retirement age, mortality and turnover, and update them to reflect our experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

Accumulated and projected benefit obligations are expressed as the present value of future cash payments. We discount those cash payments using the weighted average of market-observed yields for high quality fixed income securities with maturities that correspond to the payment of benefits. Lower discount rates increase present values; higher discount rates decrease present values.

Our discount rates for our pension plan at December 31, 2011, 2010 and 2009 were 4.00%, 5.10% and 5.65%, respectively, reflecting market interest rates.

To determine the expected long-term rate of return on pension plan assets, we consider current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. In developing future return expectations for our pension plan’s assets, we evaluate general market trends as well as key elements of asset class returns such as expected earnings growth, yields and spreads across a number of potential scenarios. In 2011 and 2010, assets in our pension plan earned 4.9% and 11.2%, respectively. Based on our analysis of future expectations of asset performance, past return results, and our current and expected asset allocations, we have assumed an 8.0% long-term expected return on those assets.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This Accounting Standards Update (“ASU”) amends the FASB Accounting Standards Codification (“Codification”) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 will be applied retrospectively. ASU 2011-05 was originally effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. However, ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”, deferred the changes of ASU 2011-05 relating to the presentation of reclassification adjustments and supercedes certain pending paragraphs of ASU 2011-05. Early adoption is permitted. This adoption will not have an impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The Company does not expect the adoption of ASU 2011-04 to have a material impact on its consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.” ASU No. 2011-08 amends ASC 350, “Intangibles-Goodwill and Others,” to allow an initial qualitative assessment of relative events and circumstances to determine if fair value of a reporting unit is more likely than not less than its carrying value, prior to performing the two-step quantitative goodwill impairment test. ASU 2011-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the adoption of ASU 2011-08 to have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013 and will be applied retrospectively. The Company does not expect the adoption of ASU 2011-11 to have a material impact on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk with respect to foreign currency exchange rates and interest rates. The market risk is the potential loss arising from adverse changes in these rates as discussed below.

The Company has facilities in Singapore, India, Hungary and the United Kingdom and therefore is subject to foreign currency risk. This risk is composed of both potential losses from the translation of foreign currency financial statements and the remeasurement of foreign currency transactions. The total net assets of non-U.S. operations denominated in non-functional currencies subject to potential loss amount to approximately $34.1 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to approximately $3.4 million. Furthermore, related to foreign currency transactions, the Company has exposure to non-functional currency balances totaling approximately $11.4 million. This amount includes, on an absolute basis, exposures to foreign currency assets and liabilities. On a net basis, the Company had approximately $11.4 million of foreign currency assets as of December 31, 2011. As currency rates change, these non-functional currency balances are revalued, and the corresponding adjustment is recorded in the consolidated statement of operations. A hypothetical change of 10% in currency rates could result in an adjustment to the consolidated statement of operations of approximately $1.1 million.

With respect to interest rates, the risk is composed of changes in future cash flows due to changes in interest rates on our variable rate $2.6 million line of credit and $3.3 million industrial development authority bonds. The potential loss in 2012 cash flows from a 10% adverse change in quoted interest rates would approximate fifteen thousand dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements and notes thereto appear on pages F-1 to F-10 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

As required by rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management conducted an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation the Company’s management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, assessed as of December 31, 2011 the effectiveness of the Company’s internal control over financial reporting. In making this assessment, management used the criteria set forth in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, management has concluded that the Company’s internal control over financial reporting as of December 31, 2011 was effective.

The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting, as of December 31, 2011, which is included in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

(c)  Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15 under the Exchange Act that occurred during the Company’s fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than changes made in conjunction with certain efforts to remediate the previously identified material weakness in internal control over financial reporting described below.

(d)  Remediation Plan for Material Weakness in Internal Control Over Financial Reporting

With respect to the previously disclosed material weakness, as discussed in Item 9A of our annual report on Form 10-K for the year ended December 31, 2010, we designed our remediation efforts, as outlined below, to address the material weakness identified by management and to strengthen our internal control over financial reporting. In 2011, we implemented the following remediation steps to address the previously disclosed material weakness and to improve our internal control over financial reporting:

•	Improved tax accounting procedures for the calculation and reconciliation of deferred income tax assets and liabilities including validation of underlying supporting data; and
•	Enhanced the quarterly and annual review processes for significant and complex matters related to the tax provision by engaging external tax experts to support the Company’s financial closing and reporting process.

As of December 31, 2011, management has evaluated the remedial action, reviewed the associated controls and found the controls to be operating effectively.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information appearing under the captions “Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or around June 6, 2012 is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information appearing under the captions “Executive Compensation — Summary Compensation, — Compensation Committee Interlocks and Insider Participation, and — Agreements with Named Executive Officers,” and “Information Regarding Directors — The Board of Directors and its Committees” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or around June 6, 2012 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under the caption “Principal and Management Stockholders” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or around June 6, 2012 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information appearing under the caption “Certain Transactions” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or around June 6, 2012 is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the caption “Audit Fees” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or around June 6, 2012 is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  (1)  Financial Statements.

The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

(a)  (2)  Financial Statement Schedules

The following financial schedule of Albany Molecular Research, Inc. is included in this annual report on Form 10-K.

Schedule II — Valuation and Qualifying Accounts	S-1

Schedules other than that which is listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

(a)  (3)  Exhibits

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement, dated February 17, 2010, by and among the Company and the shareholders of Excelsyn Limited, for the sale and purchase of Excelsyn Limited and its subsidiary, Excelsyn Molecular Development Limited (incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 000-25323).
2.2	Agreement, dated June 14, 2010, by and among the Company and the shareholders of Hyaluron, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 000-25323).
3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 000-25323).
3.2	Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 000-25323).
4.1	Specimen certificate for shares of Common Stock, $0.01 par value, of the Company (incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, File No. 333-58795).
4.2	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Albany Molecular Research, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on September 19, 2002, File No. 000-25323).
4.3	Shareholder Rights Agreement, dated as of September 18, 2002, between the Company and Mellon Investor Services LLC, as Rights Agent (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on September 19, 2002, File No. 000-25323).
4.4	Amendment to Rights Agreement, dated as of June 1, 2011, between Albany Molecular Research, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A/A filed on June 1, 2011. File no. 000-25323).
10.1	Lease dated as of October 9, 1992, as amended, by and between the Company and Hoffman Enterprises (incorporated herein by reference to Exhibit 10.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, File No. 333-58795).
10.2*	1998 Stock Option and Incentive Plan of the Company (incorporated herein by reference to Exhibit 10.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, File No. 333-58795).
10.3*	Amended 1998 Employee Stock Purchase Plan of the Company, approved on June 1, 2011 (filed herein).
10.4*	Amended 2008 Stock Option and Incentive Plan, approved on June 1, 2011 (filed herein).
10.5*	Employment Agreement, dated August 5, 2008 between Albany Molecular Research, Inc. and Bruce J. Sargent, Ph.D. (filed herein).
10.6	Form of Indemnification Agreement between the Company and each of its directors (incorporated herein by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-58795).

Exhibit No.	Description
10.7	License Agreement dated March 15, 1995 by and between the Company and Marion Merrell Dow Inc. (now Sanofi) (excluding certain portions which have been omitted as indicated based upon an order for confidential treatment, but which have been filed separately with the Commission) (incorporated herein by reference to Exhibit 10.7 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, File No. 333-58795).
10.8*	Amendment to 1998 Stock Option and Incentive Plan of the Company (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, File No. 000-25323).
10.9*	Technology Development Incentive Plan (incorporated herein by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-58795).
10.10	Form of Employee Innovation, Proprietary Information and Post-Employment Activity Agreement between the Company and each of its executive officers (incorporated herein by reference to Exhibit 10.14 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, File No. 333-58795).
10.11*	Employment Agreement, dated January 31, 2011, between Albany Molecular Research, Inc. and Lori M. Henderson (filed herein).
10.12	Restated and Revised Lease Agreement, dated as of December 1, 1999, between the University at Albany Foundation and the Company (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 000-25323).
10.13*	Form of Restricted Stock Award Agreement under 1998 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2005, File No. 000-25323).
10.14*	Albany Molecular Research, Inc. Incentive Bonus Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2005, File No. 000-25323).
10.15*	Form of Incentive Stock Option Agreement under 1998 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed with the Securities and Exchange Commission on May 10, 2005, File No. 000-25323).
10.16*	Form of Non-Qualified Stock Option Agreement under 1998 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed with the Securities and Exchange Commission on May 10, 2005, File No. 000-25323).
10.17	Supply Agreement, dated as of August 31, 2005, between Organichem Corporation and Amersham Health AS, a wholly-owned subsidiary of GE Healthcare, Inc. (filed with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the Securities and Exchange Commission on November 4, 2005, File No. 000-25323).
10.18	License and Research Agreement, dated as of October 20, 2005, between Albany Molecular Research, Inc., AMR Technology, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 000-25323).
10.19*	Amended and Revised Technology Department Incentive Plan, dated October 13, 2003 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, File No. 0-25323).

Exhibit No.	Description
10.20*	Amended and Restated Employment Agreement, dated August 5, 2008, between Albany Molecular Research, Inc. and Thomas E. D’Ambra, Ph.D. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the Securities and Exchange Commission on August 7, 2008, File No. 000-25323).
10.21*	Amended and Restated Employment Agreement, dated August 5, 2008, between Albany Molecular Research, Inc. and Mark T. Frost (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the Securities and Exchange Commission on August 7, 2008, File No. 000-25323).
10.22	Amendment to License Agreement Regarding Sublicensing, dated November 19, 2008, by and between Albany Molecular Research, Inc., AMR Technology, Inc. (formerly a subsidiary of AMRI, which has subsequently been merged into AMRI) and Sanofi U.S. LLC (filed with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission) (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-25323).
10.22	Second Amendment to the August 31, 2005 Supply Agreement, dated January 9, 2009, by and between AMRI Rensselaer, Inc. (formerly Organichem Corporation) and GE Healthcare AS (formerly Amersham Healthcare AS) (filed with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission) (incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-25323).
10.23*	Employment Agreement, dated August 5, 2008, between Albany Molecular Research, Inc. and Steven R. Hagen, Ph.D. (incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No, 000-25323).
10.24	Research/Manufacturing Agreement between Schering Corporation and Albany Molecular Research, Inc. dated January 13, 2006 (filed with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission) (incorporated herein by reference to Exhibit 10.1 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on February 17, 2011, File No. 000-25323).
10.25	Seventh Amendment dated July 14, 2010 to the Research/Manufacturing Agreement between Schering Corporation and Albany Molecular Research, Inc. dated January 13, 2006 (filed with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission) (incorporated herein by reference to Exhibit 10.2 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on February 17, 2011, File No. 000-25323).
10.26	Amended and Restated Limited Waiver and Agreement, made as of April 15, 2011, by and among Albany Molecular Research, Inc. AMRI Rensselaer, Inc., AMRI Bothell Research Center, Inc., AMRI Burlington, Inc., certain Lenders as defined therein and Bank of America, N.A. as administrative agent for the Lenders (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission on May 10, 2011, File No. 000-25323).

Exhibit No.	Description
10.27	Amended and Restated Credit Agreement, dated as of June 3, 2011, among Albany Molecular Research, Inc., as the Borrower, AMRI Rensselaer Inc., AMRI Bothell Research Center, Inc., and AMRI Burlington, Inc., as Guarantors, Bank of America, N.A., as Administrative Agent and L/C Issuer and the other Lender party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2011, File No. 000-25323)
10.28	Waiver and First Amendment to the A&R Credit Agreement, dated as of December 1, 2011, by and among Albany Molecular Research, Inc., Bank of America, N.A. as administrative agent and L/C issuer, AMRI Rensselaer, Inc., AMRI Bothell Research Center, Inc. and AMRI Burlington, Inc. as guarantors, and the other parties thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2011, File No. 000-25323).
21.1	Subsidiaries of the Company (filed herein).
23.1	Consent of KPMG LLP (filed herein).
31.1	Rule 13a-14(a)/15d-14(a) certification (filed herein).
31.2	Rule 13a-14(a)/15d-14(a) certification (filed herein).
32.1	Section 1350 certification (furnished herein).(1)
32.2	Section 1350 certification (furnished herein).(1)
101.INS	XBRL Instance Document (furnished herein).(2)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herein).(2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herein).(2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herein).(2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herein).(2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herein).(2)

*	Denotes management contract of compensation plan or arrangement
(1)	This certification is not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Exchange Act.
(2)	XBRL (Extensible Business Reporting Language) information is furnished and not deemed filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2012	Albany Molecular Research, Inc.
By: /s/ Thomas E. D’Ambra Thomas E. D’Ambra, Ph.D. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas E. D’Ambra Thomas E. D’Ambra, Ph.D.	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2012
/s/ Mark T. Frost Mark T. Frost	Senior Vice President, Administration, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 15, 2012
/s/ Paul S. Anderson Paul S. Anderson, Ph.D.	Director	March 15, 2012
/s/ Veronica G.H. Jordan Veronica G.H. Jordan, Ph.D.	Director	March 15, 2012
/s/ Gabriel Leung Gabriel Leung	Director	March 15, 2012
/s/ Kevin O’Connor Kevin O’Connor	Director	March 15, 2012
/s/ Arthur J. Roth Arthur J. Roth	Director	March 15, 2012
/s/ Una S. Ryan Una S. Ryan, Ph.D., O.B.E.	Director	March 15, 2012

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ALBANY MOLECULAR RESEARCH, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Albany Molecular Research, Inc.:

We have audited the accompanying consolidated balance sheets of Albany Molecular Research, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive (loss) income, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Albany Molecular Research, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Albany Molecular Research, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Albany, New York
March 15, 2012

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2011, 2010 and 2009
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Contract revenue	$169,611	$163,228	$156,800
Recurring royalties	35,034	34,838	34,867
Milestone revenue	3,000	—	4,750
Total revenue	207,645	198,066	196,417
Cost of contract revenue	168,470	152,673	138,739
Technology incentive award	3,557	3,484	3,594
Research and development	7,939	11,090	14,547
Selling, general and administrative	41,071	42,234	38,036
Goodwill impairment	15,812	36,844	22,900
Property and equipment impairment	4,674	10,848	—
Intangible asset impairment	856	—	—
Restructuring charges	1,271	3,090	329
Arbitration charge	127	9,798	—
Total costs and expenses	243,777	270,061	218,145
Loss from operations	(36,132)	(71,995)	(21,728)
Interest expense	(714)	(292)	(377)
Interest income	131	452	646
Other income (expense), net	77	(1,007)	(593)
Loss before income tax benefit	(36,638)	(72,842)	(22,052)
Income tax benefit	(4,342)	(9,971)	(5,357)
Net loss	$(32,296)	$(62,871)	$(16,695)
Basic loss per share	$(1.08)	$(2.05)	$(0.54)
Diluted loss per share	$(1.08)	$(2.05)	$(0.54)

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010
(In thousands, except per share amounts)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$19,984	$25,747
Marketable securities	214	15,734
Accounts receivable (net of allowance for doubtful accounts of $545 at December 31, 2011 and $557 at December 31, 2010)	30,437	32,766
Royalty income receivable	6,819	7,416
Income taxes receivable	3,407	7,638
Inventory	26,004	27,102
Prepaid expenses and other current assets	9,916	10,110
Deferred income taxes	3,779	7,533
Total current assets	100,560	134,046
Property and equipment, net	149,796	163,212
Goodwill	—	16,698
Intangible assets and patents, net	2,976	3,942
Equity investment in unconsolidated affiliates	956	956
Deferred income taxes	7,373	596
Other assets	1,406	5,656
Total assets	$263,067	$325,106
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$20,424	$24,718
Deferred revenue and licensing fees	6,464	14,083
Accrued compensation	2,751	3,679
Arbitration reserve	4,082	9,798
Accrued pension benefits	1,416	884
Current installments of long-term debt	2,839	1,475
Total current liabilities	37,976	54,637
Long-term liabilities:
Long-term debt, excluding current installments	3,003	11,737
Deferred licensing fees	4,286	5,714
Pension and postretirement benefits	9,047	6,408
Deferred income taxes	733	—
Other long-term liabilities	1,588	2,867
Total liabilities	56,633	81,363
Commitments and contingencies (Notes 13 and 16)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 50,000 shares, 36,016 shares issued in 2011 and 35,667 shares issued in 2010	360	357
Additional paid-in capital	206,074	203,964
Retained earnings	78,954	111,250
Accumulated other comprehensive loss, net	(12,066)	(4,940)
	273,322	310,631
Less, treasury shares at cost, 5,411 shares in 2011 and 2010	(66,888)	(66,888)
Total stockholders’ equity	206,434	243,743
Total liabilities and stockholders’ equity	$263,067	$325,106

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME
Years Ended December 31, 2011, 2010 and 2009
(In thousands)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total	Comprehensive Income (Loss)
		Number of Shares	Par Value				Number of Shares	Amount
Balances at January 1, 2009	$—	35,278	$353	$199,020	$190,816	$(6,621)	(3,825)	$(56,888)	$326,680
Net loss					(16,695)				(16,695)	$(16,695)
Unrealized loss on investment securities, available-for-sale, net of taxes						(10)			(10)	(10)
Pension and other postretirement benefits:
Amortization of actuarial loss, net of taxes						29			29	29
Current year actuarial gain, net of taxes						16			16	16
Foreign currency translation gain						1,944			1,944	1,944
Total other comprehensive income						1,979
Total comprehensive loss										$(14,716)
Tax benefit from exercise of stock options				5					5
Share-based payment expense				765					765
Issuance of restricted stock		165	2	(2)					—
Amortization of unearned compensation – restricted stock				1,369					1,369
Forfeiture of unearned compensation – restricted stock		(41)	(1)	1					—
Issuance of common stock in connection with stock option plan and ESPP		65	1	509					510
Balances at December 31, 2009	$—	35,467	355	201,667	174,121	(4,642)	(3,825)	$(56,888)	314,613
Net loss					(62,871)				(62,871)	(62,871)
Unrealized loss on investment securities, available-for-sale, net of taxes						(49)			(49)	(49)
Pension and other postretirement benefits:
Amortization of actuarial loss, net of taxes						144			144	144
Current year actuarial loss, net of taxes						(645)			(645)	(645)
Foreign currency translation gain						252			252	252
Total other comprehensive loss						(298)
Total comprehensive loss										$(63,169)
Treasury stock purchases							(1,586)	(10,000)	(10,000)
Share-based payment expense				565					565
Issuance of restricted stock		174	2	(2)					—
Amortization of unearned compensation – restricted stock				1,141					1,141
Forfeiture of unearned compensation – restricted stock		(78)	(1)	1					—
Issuance of common stock in connection with stock option plan and ESPP		104	1	592					593
Balances at December 31, 2010	$—	35,667	357	203,964	111,250	(4,940)	(5,411)	$(66,888)	243,743

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME – (CONTINUED)
Years Ended December 31, 2011, 2010 and 2009
(In thousands)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total	Comprehensive Income (Loss)
		Number of Shares	Par Value				Number of Shares	Amount
Net loss					(32,296)				(32,296)	(32,296)
Unrealized loss on investment securities, available-for-sale, net of taxes						(21)			(21)	(21)
Pension and other postretirement benefits:
Amortization of actuarial loss, net of taxes						323			323	323
Current year actuarial loss, net of taxes						(2,615)			(2,615)	(2,615)
Foreign currency translation loss						(4,813)			(4,813)	(4,813)
Total other comprehensive loss						(7,126)
Total comprehensive loss										$(39,422)
Tax expense from share-based compensation				(202)					(202)
Share-based payment expense				782					782
Issuance of restricted stock		318	3	(4)					(1)
Amortization of unearned compensation – restricted stock				861					861
Forfeiture of unearned compensation – restricted stock		(124)	(1)	2					1
Issuance of common stock in connection with stock option plan and ESPP		155	1	671					672
Balances at December 31, 2011	$—	36,016	$360	$206,074	$78,954	$(12,066)	(5,411)	$(66,888)	$206,434

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2011, 2010 and 2009
(In thousands)

	Year ended December 31,
	2011	2010	2009
Operating Activities
Net loss	$(32,296)	$(62,871)	$(16,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,970	17,102	16,824
Net amortization of premiums on marketable securities	185	359	305
Writedown for obsolete inventories	883	1,398	4,586
Provision (recovery) for doubtful accounts	200	363	(166)
Forgiven principal on notes receivable	39	54	125
Deferred income tax benefit	(976)	(1,918)	(10,980)
Goodwill impairment	15,812	36,844	22,900
Property and equipment impairment	4,674	10,848	—
Intangible impairment	856	—	—
Loss on disposal of property and equipment	83	331	753
Stock-based compensation expense	1,643	1,706	2,134
Changes in operating assets and liabilities that provide (use) cash, net of business combinations:
Accounts receivable	2,129	(7,661)	15,079
Royalty income receivable	597	(315)	(431)
Inventory	215	(1,339)	(1,059)
Prepaid expenses and other assets	3,794	(1,795)	1,158
Accounts payable, accrued compensation and accrued expenses	(6,233)	5,713	(4,196)
Arbitration reserve	(5,716)	9,798	—
Income taxes receivable/payable	4,258	(8,739)	(2,097)
Deferred revenue and licensing fees	(9,047)	(909)	10,620
Pension and postretirement benefits	(355)	(133)	28
Other long-term liabilities	(196)	(157)	198
Net cash (used in) provided by operating activities	(1,481)	(1,321)	39,086
Investing Activities
Purchases of marketable securities	(817)	(7,825)	(19,549)
Proceeds from sales and maturities of marketable securities	16,044	21,756	16,191
Purchase of business, net of cash acquired	—	(46,340)	(12)
Purchases of property and equipment	(10,837)	(11,628)	(15,172)
Payments for patent applications and other costs	(423)	(1,020)	(693)
Proceeds from disposal of property and equipment	—	—	143
Net cash provided by (used in) investing activities	3,967	(45,057)	(19,092)
Financing Activities
Purchases of treasury stock	—	(10,000)	—
Principal payments on long-term debt	(7,370)	(270)	(260)
Tax (expense) benefit of stock option exercises	(270)	—	5
Proceeds from exercise of options and Employee Stock Purchase Plan	671	592	510
Net cash (used in) provided by financing activities	(6,969)	(9,678)	255
Effect of exchange rate changes on cash flows	(1,280)	850	304
(Decrease) increase in cash and cash equivalents	(5,763)	(55,206)	20,553
Cash and cash equivalents at beginning of year	25,747	80,953	60,400
Cash and cash equivalents at end of year	$19,984	$25,747	$80,953
Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on securities available-for-sale, net of tax	$(21)	$(49)	$(10)
Actuarial (gain) loss on pension and other postretirement liability, net of tax	$(2,292)	$(501)	$45
Issuance of restricted stock	$1,647	$1,440	$1,384
Non-cash forgiveness of arbitration reserve	$1,025	$—	$—
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$714	$292	$377
Income taxes	$910	$554	$7,792

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Years Ended December 31, 2011, 2010 and 2009
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
December 31, 2011 and 2010
(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies

Nature of Business:

Albany Molecular Research, Inc. (the “Company”) provides scientific services, technologies and products focused on improving the quality of life. With locations in the U.S., Europe, and Asia, the Company provides customers with a range of services and cost models. The Company’s core business consists of a fee-for-service contract services platform encompassing drug discovery, development and manufacturing. The Company also owns a portfolio of proprietary technologies which have resulted from its internal programs, including drug discovery and niche generic products and manufacturing process efficiencies, some of which are licensed to third parties, and some of which benefit the Company’s operations.

Basis of Presentation:

The consolidated financial statements include the accounts of Albany Molecular Research, Inc. (“AMRI”) and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated during consolidation. When necessary, prior years’ consolidated financial statements have been reclassified to conform to the current year presentation. Assets and liabilities of non-U.S. operations are translated at period-end rates of exchange, and the statements of operations are translated at the average rates of exchange for the period. Gains or losses resulting from translating non-U.S. currency financial statements are recorded in accumulated other comprehensive (loss) income in the accompanying December 31, 2011 and 2010 consolidated balance sheets.

Use of Management Estimates:

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in the accompanying consolidated financial statements include assumptions regarding the collectibility of receivables, the valuation of inventory, the fair value of goodwill, intangible assets, and long-lived assets, the estimated fair values of net assets acquired in business combinations and the amount and realizabilty of deferred tax assets. Other significant estimates include assumptions utilized in determining actuarial obligations in conjunction with the Company’s pension and postretirement health plans, the estimation of restructuring charges, assumptions utilized in determining stock-based compensation, and assumptions associated with legal contingencies. Actual results can vary from these estimates.

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies  – (continued)

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

Fixed-Fee.  Under a fixed-fee contract the Company charges a fixed agreed upon amount for a deliverable. Fixed-fee contracts have fixed deliverables upon completion of the project. Typically, the Company recognizes revenue for fixed-fee contracts after projects are completed, delivery is made and title transfers to the customer, and collection is reasonably assured. In certain instances, the Company’s customers request that the Company retain materials produced upon completion of the project due to the fact that the customer does not have a qualified facility to store those materials or for other reasons. In these instances, the revenue recognition process is considered complete when project documents (batch records, Certificates of Analysis, etc.) have been delivered to the customer and amounts due have been collected.

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

Recurring Royalties Revenue.  Recurring royalties consist of royalties under a license agreement with Sanofi based on the worldwide sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere, as well as on sales of Sanofi’s authorized generics. The Company records royalty revenue in the period in which the sales of Allegra/Telfast occur, because it can reasonably estimate such royalties. Royalty payments from Sanofi are due within 45 days after each calendar quarter and are determined based on sales of Allegra/Telfast in that quarter, with the exception of Allegra D-12 which had a fixed royalty amount through July 2010. Thereafter, the royalty rate has reverted to the rate in effect prior to the signing of the sub-license amendment and the Company will also receive a royalty on Teva Pharmaceuticals’ sales of the generic D-12.

Cash Equivalents:

Cash equivalents consist of money market accounts and overnight deposits. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies  – (continued)

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

Inventory:

Inventory consists primarily of commercially available fine chemicals used as raw materials, work-in-process and finished goods in the Company’s large-scale manufacturing plant. Large-scale manufacturing inventories are valued on a first-in, first-out (“FIFO”) basis. Inventories are stated at the lower of cost or market. The Company writes down inventories equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Any such write-down results in a charge to operations.

Marketable Securities:

Marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses reported in accumulated other comprehensive (loss) income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income or expense. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income.

Included in marketable securities at December 31, 2011 and 2010, are $0 and $2,100, respectively, of auction rate municipal bonds, classified as available-for-sale securities.

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

The Company provides for depreciation of property and equipment over the following estimated useful lives:

Laboratory equipment and fixtures	7 – 18 years
Office equipment	3 – 7 years
Computer equipment	3 – 5 years
Buildings	39 years

Leasehold improvements are amortized over the lesser of the life of the asset or the lease term.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies  – (continued)

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

Long-Lived Assets:

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include, among others, the following:

•	a significant change in the extent or manner in which a long-lived asset is being used;
•	a significant change in the business climate that could affect the value of a long-lived asset; or
•	a significant decrease in the market value of assets.

If the Company determines that the carrying value of long-lived assets may not be recoverable, based upon the existence of one or more of the above indicators of impairment, the Company compares the carrying value of the asset group to the undiscounted cash flows expected to be generated by the asset group. If the carrying value exceeds the undiscounted cash flows an impairment charge is recorded. An impairment charge is recognized to the extent that the carrying amount of the asset group exceeds its fair value and will reduce only the carrying amounts of the long-lived assets.

Goodwill:

The Company performs an annual assessment of the carrying value of goodwill for potential impairment (or on an interim basis if certain triggering events occur) at October 1st. A determination of impairment is made based upon the fair value of the related reporting unit. If goodwill is determined to be impaired, the Company would be required to record a charge to its results of operations. Factors the Company considers important which could result in an impairment include the following:

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies  – (continued)

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

Income Taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for when it is determined that deferred tax assets are not recoverable based on an assessment of estimated future taxable income that incorporates ongoing, prudent and feasible tax-planning strategies.

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

Stock-Based Compensation:

The Company records compensation expense associated with stock options and other equity based compensation in accordance with ASC 718 “Compensation — Stock Compensation”. The Company establishes fair value as the measurement objective in accounting for share-based payment transactions with employees and recognizes expense over the applicable vesting period.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies  – (continued)

The per share weighted-average fair value of stock options granted is determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2011	2010	2009
Expected life in years:	5	5	5
Interest rate	1.20%	2.27%	1.98%
Volatility	57%	46%	48%
Dividend yield	—	—	—

Earnings Per Share:

The Company computes net (loss) earnings per share in accordance with ASC 260-20 “Earnings per Share”. Basic (loss) earnings per share is computed by dividing net (loss) earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share would reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company (such as stock options).

Both basic and diluted weighted average shares outstanding were 29,961, 30,657 and 31,062 for the years ended December 31, 2011, 2010 and 2009, respectively. Both basic and diluted loss per share were $(1.08), $(2.05) and $(0.54) for the years ended December 31, 2011, 2010 and 2009, respectively.

The weighted average number of anti-dilutive options outstanding was 1,852, 1,872 and 2,049 for the years ended December 31, 2011, 2010 and 2009, respectively, and were excluded from the calculation of diluted earnings per share.

Restructuring Charges:

The Company accounts for its restructuring costs as required by ASC 420-10, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred, except for one-time termination benefits that meet certain requirements.

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

On February 17, 2010, the Company completed the purchase of all of the outstanding shares of Excelsyn Ltd. (“AMRI UK”), a chemical development and manufacturing facility located in Holywell, United Kingdom. The aggregate purchase price was $17,982. AMRI UK provides development and large scale manufacturing services to large pharmaceutical, specialty pharmaceutical and biotechnology customers throughout Europe, Asia and North America. Manufacturing services include pre-clinical and Phase I – III product development as well as commercial manufacturing services for approved products. The acquisition of AMRI UK expanded AMRI’s portfolio of development and large scale manufacturing facilities as well as its customer portfolio, with little overlap of customers between the two companies. AMRI UK includes operations that are part of the Company’s LSM segment as well as operations that are part of the Company’s Discovery/Development/Small Scale Manufacturing (“DDS”) segment.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(In thousands, except per share amounts)

2. Business Combinations  – (continued)

In conjunction with the acquisitions of AMRI UK and AMRI Burlington, the Company has recorded the fair value of the assets and liabilities of these entities at the time of acquisition and has allocated the respective purchase price accordingly. The Company has finalized the purchase price allocation for these acquisitions subject to the final resolution of certain limited contingencies related to the release of purchase price proceeds between the Company and the former owners which are held in escrow. The Company resolved the contingencies related to the AMRI UK acquisition in the first quarter of 2011. During the quarter ended March 31, 2011, the Company recognized net gains related to purchase accounting adjustments of $292 in other (expense) income, net in the statement of operations.

In the fourth quarter of 2010, the Company recorded an impairment charge in the LSM segment of a portion of the above noted goodwill. In the fourth quarter of 2011, an impairment charge was recorded in the DDS segment for the remaining goodwill balance. See Note 8 for further information.

On August 18, 2010, the Company received a warning letter from the U.S. Food and Drug Administration (“FDA”) in conjunction with the FDA’s inspection of the Company’s AMRI Burlington manufacturing facility in March 2010 and which identified three significant observations. According to the warning letter, these observations may have caused drug product(s) to be adulterated in that the methods used in, or the facilities or controls used for, their manufacture, processing, packing or holding did not conform to, or were not operated or administered in conformity with cGMP. The warning letter did not restrict production or shipment of products from the facility, however the Company voluntarily suspended cGMP production for a period of time while undertaking remediation steps to address the FDA’s observations. Although cGMP operations resumed in May 2011, the suspension of production has had a material adverse effect on the Company’s business operations and cash flow.

The Company has been working to resolve the issues identified in the warning letter. In May, 2011, the Company provided the FDA with its final update pertaining to the warning letter. From June 8, 2011 through June 28, 2011, the FDA conducted a re-inspection of the Company’s Burlington facility. On June 28, 2011, the FDA issued a Form 483 report to the Company which included 7 inspectional observations. The Company provided a response to the FDA’s Form 483 report on July 20, 2011. On September 13, 2011, the Company received a letter from the FDA regarding the Company’s response stating that corrective actions proposed by the Company, once fully implemented, should adequately address the observations made by the FDA investigators. The letter also indicated that the Company’s corrective actions will be verified by the FDA at the next facility inspection. The Company believes that the corrective actions have now been fully implemented. The Company will continue the manufacturing operations currently ongoing at the Burlington site, including GMP operations. There can be no assurance that the FDA will be satisfied with the response or will not identify additional issues on re-inspection. Failure to promptly correct these violations as required by the FDA may result in legal action without further notice including, without limitation, seizure and injunction. Other federal agencies may take the FDA warning letter into account when considering the award of contracts. Additionally, the FDA may withhold approval of requests for export certificate, or approval of pending drug applications listing the Burlington facility until the above violations are corrected. In addition, certain customers who claim to be adversely impacted by the FDA warning letter and the Company’s inability to fulfill its contractual commitments may bring legal action against the Company. Any such actions could significantly disrupt the Company’s business and operations and have a material adverse impact on the Company’s financial position and operating results.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(In thousands, except per share amounts)

3. Restructuring

The restructuring costs are included under the caption “Restructuring charges” in the consolidated statement of operations for the year ended December 31, 2011, 2010 and 2009 and the restructuring liabilities are included in “Accounts payable and accrued expenses”, “Accrued compensation” and “Other long-term liabilities” on the consolidated balance sheet at December 31, 2011 and 2010.

The following table displays the restructuring activity and liability balances for the year ended and as of December 31, 2011:

	Balance at January 1, 2011	Charges/ (reversals)	Paid Amounts	Foreign Currency Translation Adjustments	Balance at December 31, 2011
Termination benefits and personnel realignment	$141	$1,282	$(949)	$(18)	$456
Lease termination charges	1,932	(261)	(543)	—	1,128
Other	120	250	—	(16)	354
Total	$2,193	$1,271	$(1,492)	$(34)	$1,938

The following table displays the restructuring activity and liability balances for the year ended and as of December 31, 2010:

	Balance at January 1, 2010	Charges/ (reversals)	Paid Amounts	Foreign Currency Translation Adjustments	Balance at December 31, 2010
Termination benefits and personnel realignment	$55	$946	$(848)	(12)	$141
Lease termination charges	490	1,919	(468)	(9)	1,932
Other	269	225	(355)	(19)	120
Total	$814	$3,090	$(1,671)	(40)	$2,193

Termination benefits and personnel realignment costs relate to severance packages, outplacement services, and career counseling for employees affected by the restructuring. Lease termination charges relate to costs associated with exiting the facility, net of estimated sublease income.

Anticipated cash outflows related to the restructuring for 2012 is approximately $1,608.

AMRI U.S.

In May 2010, the Company initiated a restructuring of its AMRI U.S. locations. As part of its strategy to increase global competitiveness and continue to be diligent in managing costs, the Company implemented cost reduction activities at its operations in the U.S. These cost reduction activities included a reduction in the U.S. workforce, as well as the suspension of operations at one of its research laboratory facilities in Rensselaer, New York. Employees and equipment from this facility were consolidated into other nearby Company operations. The Company recorded a restructuring charge of $3,223 in 2010. This charge included lease termination charges of $2,182 (net of estimated sublease income), termination benefits and personnel realignment costs of $833 and facility and other costs of $208.

Additionally, in March 2011, the Company reduced its workforce to right-size its U.S. operations, primarily focused on discovery chemistry services due to the shift in demand for these types of services to the Company’s lower cost operations in Asia. In connection with this reduction, the Company recorded a restructuring charge of $951 for termination benefits. These restructuring activities were recorded within the Company’s DDS operating segment.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(In thousands, except per share amounts)

3. Restructuring  – (continued)

In December 2011, the Company initiated a restructuring plan at one of its U.S. locations which included actions to further reduce the Company’s workforce, right size capacity, and reduce operating costs. These actions were implemented to better align the business to current and expected market conditions and are expected to improve the Company’s overall cost competitiveness and increase cash flow generation. The workforce reduction primarily affected certain positions associated with the Company’s elimination of internal R&D activities. As a result of the workforce reduction, the Company will be terminating the lease of one of its U.S. facilities which will result in a reduction in annual operating expenses related to this facility. As a result of this restructuring, the Company recorded a restructuring charge of $320 in the DDS operating segment.

International

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

4. Inventory

Inventory consisted of the following at December 31, 2011 and 2010:

	December 31,
	2011	2010
Raw materials	$6,030	$4,575
Work in process	3,050	4,382
Finished goods	16,924	18,145
Total inventories, at cost	$26,004	$27,102

5. Marketable Securities

The amortized cost, gross unrealized gains, gross unrealized losses and fair value for available-for-sale securities by major security type were as follows:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$212	$2	$—	$214
	$212	$2	$—	$214

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$13,600	$48	$(14)	$13,634
Auction rate securities	2,100	—	—	2,100
	$15,700	$48	$(14)	$15,734

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(In thousands, except per share amounts)

5. Marketable Securities  – (continued)

Contractual maturities of securities classified as available-for-sale at December 31, 2011 and 2010 were as follows:

	December 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due less than one year	$212	$214	$6,141	$6,161
Due after one year through five years	—	—	7,459	7,473
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	2,100	2,100
	$212	$214	$15,700	$15,734

At December 31, 2011, there were no temporarily impaired securities. At December 31, 2010, the fair value of six securities impaired for less than twelve months was $2,382 with an associated unrealized loss of $14, all of which were classified as obligations of states and political subdivisions. There were no securities impaired for twelve months or longer.

The unrealized losses of the temporarily impaired securities at December 31, 2010 did not reflect any deterioration of the credit worthiness of the issuing entities. No security has a rating that is below “A1.” The unrealized losses on these temporarily impaired securities were the result of changes in interest rates for fixed-rate securities where the interest rate received was less than the current rate available for new offerings of similar securities and changes in market spreads as a result of shifts in supply and demand.

The Company received proceeds from sales and maturities of $16,044 and $21,756 during the years ended December 31, 2011 and 2010, respectively. Additionally, the Company recorded realized losses of $185, $0 and $0 from maturities and sales of available-for-sale securities during the years ended December 31, 2011, 2010 and 2009.

6. Fair Value of Financial Instruments

The Company uses a framework for measuring fair value in generally accepted accounting principles and making disclosures about fair value measurements. A three-tiered fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value.

These tiers include:

Level 1 — defined as quoted prices in active markets for identical instruments;

Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table presents the fair value of marketable securities by type and their determined level based on the three-tiered fair value hierarchy as of December 31, 2011:

	Fair Value Measurements as of December 31, 2011
Marketable Securities	Total	Level 1	Level 2	Level 3
Obligations of states and political subdivisions	$214	$—	$214	$—
Total	$214	$—	$214	$—

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(In thousands, except per share amounts)

6. Fair Value of Financial Instruments  – (continued)

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

Long-term debt:  The carrying value of long-term debt was approximately equal to fair value at December 31, 2011 and 2010 due to the resetting dates of the variable interest rates.

Nonrecurring Measurements:

The Company has assets, including goodwill, intangible assets, property and equipment, and equity method investments which are not required to be carried at fair value on a recurring basis but are subject to fair value adjustments only in certain circumstances. If certain triggering events occur such that a non-financial instrument is required to be evaluated for impairment, a resulting asset impairment would require that the non-financial instrument be recorded at the lower of historical cost or its fair value.

The fair values of these assets are then determined by the application of a discounted cash flow model using Level 3 inputs. Cash flows are determined based on Company estimates of future operating results, and estimates of market participant weighted average costs of capital (“WACC”) are used as a basis for determining the discount rates to apply the future expected cash flows, adjusted for the risks and uncertainty inherent in the Company’s internally developed forecasts.

Although the fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies, the estimates presented are not necessarily indicative of the amounts that the Company could realize in current market exchanges.

In the fourth quarter of 2011, the Company recorded long-lived asset impairment charges of $4,674 in its DDS segment associated with the Company’s decision to terminate its lease and exit one of its U.S. facilities as part of the overall initiative to reduce the Company’s workforce, right size capacity, and reduce operating costs in 2012.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(In thousands, except per share amounts)

6. Fair Value of Financial Instruments  – (continued)

In the second quarter of 2010, the Company recorded long-lived asset impairment charges of $4,848. As a result of realigning some of the AMRI U.S. operating activities, the Company evaluated the future economic benefit expected to be generated from the revised operating activities in this facility against the carrying value of the facility’s property and equipment and determined that these assets were impaired. Additionally, in the fourth quarter of 2010, the Company recorded a $6,000 impairment charge once it was determined that the carrying value of certain assets at its AMRI India location used in the manufacturing of generic products was not recoverable based on projections of future revenues and cash flows expected to be derived from the use of these assets. The fair market values of these long-lived assets were determined using significant unobservable inputs (level 3) consisting of cash flow analysis over the expected period of use of the asset group. Key inputs related to the estimated cash inflows utilized were the expected number of customer projects performed and revenue earned per project. Key inputs related to estimated cash outflows utilized costs required to support the estimated volume of customer projects, including scientific personnel costs, materials, facility costs, and selling and administrative support costs.

These long-lived asset impairment charges are included under the caption “Property and equipment impairment” in the consolidated statement of operations for the years ended December 31, 2011 and 2010.

Additionally, in 2011 and 2010, the Company recorded impairment charges associated with goodwill and other intangible assets. See note 8 for further information related to these charges.

7. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2011	2010
Laboratory equipment and fixtures	$147,215	$142,860
Office equipment	30,446	29,814
Leasehold improvements	48,069	52,487
Buildings	62,290	60,465
Land	2,828	2,950
	290,848	288,576
Less accumulated depreciation and amortization	(146,834)	(131,347)
	144,014	157,229
Construction-in-progress	5,782	5,983
	$149,796	$163,212

Depreciation and amortization expense of property and equipment was approximately $16,754, $16,643 and $16,507 for the years ended December 31, 2011, 2010 and 2009, respectively.

As discussed in Note 6, the Company recorded long-lived asset impairment charges of $4,674 and $10,848 for the years ended December 31, 2011 and 2010, respectively.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(In thousands, except per share amounts)

8. Goodwill and Intangible Assets

Goodwill

In accordance with ASC 350-20-35, the Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. The Company determines its reporting units by first identifying its operating segments, and then assesses whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. The Company aggregates components within an operating segment that have similar economic characteristics. For the Company’s annual impairment assessment, it has identified its reporting units to be two operating segments, the DDS segment and the LSM segment. The Company’s 2011 annual impairment test was limited to the DDS segment, as there was no remaining goodwill in the LSM segment as of the annual impairment test date.

The selection of a valuation methodology is based on the facts and circumstances surrounding the valuation, including the segment being valued and the timing of the valuation. In performing the current year annual impairment test, the fair value of certain cash flow streams within the Company’s DDS segment were determined using the income approach. For purposes of the income approach, fair value was determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate (“DCF analysis”). The Company made assumptions about the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates. The amount and timing of future cash flows within the Company’s DCF analysis is based on its most recent operational budgets, long range strategic plans and other estimates. The terminal value growth rate is used to calculate the value of cash flows beyond the last projected period in the Company’s DCF analysis and reflects its best estimates for stable, perpetual growth of its reporting units. Actual results may differ from those assumed in the Company’s forecasts. The Company uses estimates of market participant weighted average cost of capital (“WACC”) as a basis for determining the discount rates to apply to its reporting units’ future expected cash flows, adjusted for the risks and uncertainty inherent in its industry generally and in its internally developed forecasts.

For certain other cash flow streams within the segment, the fair value was determined, in part, by evaluating the valuation metrics of comparable publicly traded companies and evaluating enterprise values derived from recent arms-length transactions involving comparable companies. The Company also determined the fair value derived from the tangible book value of the assets associated with these cash flow streams and weighted this fair value equally with the fair values derived from the market-based methodologies noted above. The Company believes that it is reasonable to include tangible book value as an indication of the potential liquidation value of the subject.

2011 Impairment

Based upon the results of the valuation procedures performed, there was an indication of impairment, as the carrying value of the DDS segment exceeded its fair value. In the fourth quarter of 2011, the Company experienced significantly lower than forecasted demand for DDS contract services. As a result, the Company decreased the long term estimates of operating results and cash flows utilized in performing the annual impairment test. In order to assess the estimated amount of impairment the Company performed the second step of the goodwill impairment test. The second step involved an analysis reflecting the allocation of the fair value of the DDS segment as calculated in the first step to its assets and liabilities, including an assessment of whether there were any previously unidentified intangible assets in connection with DDS. Based on the results of these procedures, the Company recorded a goodwill impairment charge of $15,812 for the year ended December 31, 2011 in the DDS segment. Total goodwill recorded on the Company’s consolidated balance sheet at December 31, 2011 was $0.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(In thousands, except per share amounts)

8. Goodwill and Intangible Assets  – (continued)

2010 Impairment

The Company recorded a goodwill impairment charge in 2010 of $36,844 in the LSM segment. In the fourth quarter of 2010 several events occurred in the LSM segment that significantly impacted the Company’s long-term forecast for this segment. The UK facility was notified of an unplanned elimination in demand for a key commercial product, which has historically represented a significant portion of annual revenues at the site. In addition, the FDA warning letter issued to the AMRI Burlington facility was expected to have both negative short-term financial impact during the remediation process, as well as delaying the planned synergies expected to be derived from the AMRI Burlington business into the Company’s overall LSM platform and the forecasted resulting growth in the long term. The impacts on cash flow from the current revenue, expense and capital expenditure forecasts, combined with an increase in discount rates used in the DCF analysis due to increases in the Company-specific risk premium included in the discount rate, resulted in a calculated fair value of the LSM segment being less than its carrying value.

2009 Impairment

The Company recorded a goodwill impairment charge in 2009 of $22,900 in the LSM segment. In the fourth quarter of 2009 several events occurred in the LSM segment that significantly impacted the Company’s long-term forecast for this segment. Two phase III customers’ products that were expected to receive FDA approval were delayed, one by the FDA requiring more information and one by the customer in an effort to proactively collect more data before submitting to the FDA. It was expected throughout 2009 that commercial manufacturing would commence on both these products at the Rensselaer LSM facility beginning in 2010, but manufacturing was delayed. In addition, the Company was notified of additional unexpected reductions in demand for product by its largest customer, GE Healthcare. These additional unplanned demand reductions in the fourth quarter of 2009 added an element of increased risk related to the Company’s ability to achieve the revenue forecasts that are reflected in the long-term projections for the segment. The impacts on cash flow from the current revenue, expense and capital expenditure forecasts, combined with an increase in discount rates used in the DCF analysis due to increases in observed market participant WACC and the Company-specific risk premium included in the discount rate, resulted in a calculated fair value of the LSM segment being less than its carrying value.

The following table represents the activity in goodwill:

	DDS	LSM	Total
Balance at January 1, 2009	$13,208	$27,064	$40,272
Increases related to acquisitions	—	12	12
Decreases related to impairment	—	(22,900)	(22,900)
Impact of foreign currency translation	(9)	176	167
Balance at December 31, 2009	$13,199	$4,352	$17,551
Increases related to acquisitions	4,508	32,510	37,018
Decreases related to impairment	—	(36,844)	(36,844)
Impact of foreign currency translation	(1,009)	(18)	(1,027)
Balance at December 31, 2010	$16,698	$—	$16,698
Decreases related to impairment	(15,812)	—	(15,812)
Impact of foreign currency translation	(886)	—	(886)
Balance at December 31, 2011	$—	$—	$—

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(In thousands, except per share amounts)

8. Goodwill and Intangible Assets  – (continued)

The accumulated goodwill impairment losses since the adoption of ASC Topic 350 are $90,050.

Intangible Assets

The components of intangible assets are as follows:

	Cost	Accumulated Amortization	Net	Amortization Period
December 31, 2011
Patents and Licensing Rights	$3,756	$(1,343)	$2,413	2 – 16 years
Customer Relationships	815	(252)	563	5 years
Total	$4,571	$(1,595)	$2,976
December 31, 2010
Patents and Licensing Rights	$4,786	$(1,571)	$3,215	2 – 16 years
Customer Relationships	815	(88)	727	5 years
Total	$5,601	$(1,659)	$3,942

Amortization expense related to intangible assets for the years ended December 31, 2011, 2010 and 2009 was $529, $396 and $243, respectively.

During the fourth quarter of 2011, the Company recorded a non-cash intangible asset impairment charge of $856 in the DDS segment as a result of the Company’s decision to cease its proprietary research and development activities.

The following chart represents estimated future annual amortization expense related to intangible assets:

Year ending December 31,
2012	$475
2013	458
2014	458
2015	458
2016	205
Thereafter	922
Total	$2,976

9. Long-Term Debt

In June 2011, the Company finalized the renegotiation of its credit agreement, which included repayment of $2,662 of the then outstanding line of credit. The remaining $7,000 of the outstanding line of credit was converted into a term loan with a maturity date of June 2012 and quarterly repayments of $400. Additionally, in connection with the new debt agreement, the Company provided security to the bank group in the form of a security interest in substantially all of the Company’s assets located in the United States.

As of September 30, 2011, the Company was not in compliance with one of the financial covenant requirements. As a result, the Company received a waiver from the lenders and additionally amended the above credit agreement effective November 29, 2011 which increased the effective interest rate, limited any further borrowings, required that the Company diligently seek refinancing of this debt agreement with a commitment for such to be obtained by March 31, 2012 and required the further repayment of $3,000 in December 2011 and another $800 of such obligations in the first quarter of 2012 with the remaining outstanding balance to be repaid in June 2012, upon its maturity date. In addition, certain of the restrictive

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(In thousands, except per share amounts)

9. Long-Term Debt  – (continued)

covenants were revised and as of such date the Company is only required to comply with certain cash maintenance requirements and to limit its capital expenditures. Covenants related to maintaining earnings levels were removed in the December 2011 amendment. As of December 31, 2011, the Company had $6,770 of outstanding letters of credit secured by the line of credit. These letters of credit will not be extended or renewed upon their expiration.

The Company is in the process of negotiating a 4-year credit agreement with a new bank which would serve to replace the current line of credit. The Company expects that the new agreement will have covenants that require the Company to maintain minimum levels of cash, limit capital expenditures to historical amounts and require the Company to achieve a minimum fixed charge coverage ratio. In the event that the Company is not able to finalize such new agreement, or if the Company fails to meet the terms of the new agreement, there could be a material and adverse effect on its business and operations.

The balance outstanding on the term loan was $2,550, bearing interest at a rate of 5.2% at December 31, 2011. The interest rate reset based upon current LIBOR rates on January 13, 2012 to a rate of 5.3%. The Company was in compliance with the existing financial covenant requirements as of December 31, 2011.

The Company maintains variable interest rate industrial development authority (“IDA”) bonds due in increasing annual installments through 2021. Interest payments are due monthly with a current interest rate of 0.55% at December 31, 2011. The full amount outstanding on these bonds is secured by a direct pay letter of credit. A default under the terms of the current credit agreement would trigger a cross default of the credit and reimbursement agreement with the IDA bonds. The amount outstanding as of December 31, 2011 was $3,275.

The following table summarizes long-term debt:

	December 31, 2011	December 31, 2010
Term Loan	$2,550	$9,662
Industrial development authority bonds	3,275	3,550
Miscellaneous loan	17	—
	5,842	13,212
Less current portion	(2,839)	(1,475)
Total long-term debt	$3,003	$11,737

The aggregate maturities of long-term debt at December 31, 2011 are as follows:

2012	$2,839
2013	300
2014	309
2015	314
2016	320
Thereafter	1,760
Total	$5,842

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(In thousands, except per share amounts)

10. Income Taxes

The components of loss before taxes and income tax (benefit) expense are as follows:

	Year Ended December 31,
	2011	2010	2009
Loss before taxes:
U.S.	$(19,498)	$(49,481)	$(14,384)
Foreign	(17,140)	(23,361)	(7,668)
	$(36,638)	$(72,842)	$(22,052)
Income tax (benefit) expense:
Current:
Federal	$(5,099)	$(9,124)	$5,173
State	157	(35)	72
Foreign	824	1,106	378
	(4,118)	(8,053)	5,623
Deferred:
Federal	(839)	(1,960)	(12,062)
State	—	(34)	(14)
Foreign	615	76	1,096
	(224)	(1,918)	(10,980)
	$(4,342)	$(9,971)	$(5,357)

The differences between income tax benefit and income taxes computed using a federal statutory rate of 35% for the years ended December 31, 2011, 2010 and 2009, were as follows:

	Year Ended December 31,
	2011	2010	2009
Pre-tax loss at statutory rate	$(12,807)	$(25,490)	$(7,719)
Increase (reduction) in taxes resulting from:
Tax-exempt interest income	(35)	(75)	(149)
State taxes, net of federal benefit and valued credits	102	1,109	(108)
Rate differential on foreign operations	324	2,384	834
Domestic production deduction	—	—	(95)
Change in valuation allowance	1,642	1,406	3,022
Research and development credits	(115)	(551)	(439)
Stock compensation expense	96	84	60
Goodwill impairment	4,594	12,443	—
Increase (reduction) in uncertain tax position reserves	326	(529)	(751)
Other, net	1,531	(752)	(12)
	$(4,342)	$(9,971)	$(5,357)

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(In thousands, except per share amounts)

10. Income Taxes  – (continued)

The tax effects of temporary differences giving rise to significant portions of the deferred tax assets and liabilities are as follows:

	December 31,
	2011	2010
Deferred tax assets:
Nondeductible accrued expenses	$218	$461
Library amortization and impairment charges	2,172	2,360
Inventories	2,265	3,643
State tax credit carry forward	5,048	5,066
Investment write-downs and losses	867	884
Deferred income	2,978	3,549
Stock based compensation	1,432	1,360
Goodwill and intangibles	7,569	6,792
Arbitration reserve	1,429	3,432
Restructuring	773	704
Net operating loss carry forwards	11,697	6,838
Federal tax credit carry forwards	1,519	—
Other, net	376	672
	38,343	35,761
Less valuation allowance	(16,214)	(13,113)
Deferred tax assets, net	22,129	22,648
Deferred tax liabilities:
Property and equipment depreciation differences	(15,019)	(16,982)
Prepaid real estate taxes	(241)	(186)
Net deferred tax asset	$6,869	$5,480

The preceding table does not include deferred tax liabilities of $1 and $14 at December 31, 2011 and 2010, respectively, associated with the Company’s net unrealized losses/gains on investment securities discussed in Note 5 and deferred tax assets of $3,551 and $2,664 at December 31, 2011 and 2010, respectively, associated the Company’s pension liability as discussed in Note 12. The Company has tax-effected foreign net operating loss carryforwards (“NOLs”) of $3,796, which begin to expire in various years beginning in 2013 and tax-effected foreign NOLs of $4,832 which do not expire. The Company has a tax-effected U.S. federal NOLs of $1,662 that expires in 2031 and a tax-effected US state NOLs of $1,478 that begin to expire in 2030.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and carry back opportunities in making this assessment. Based upon the level of projected future taxable income over the periods in which the deferred tax assets are deductible, a valuation allowance is included in deferred tax assets above as follows:

	December 31, 2011	December 31, 2010
Federal	$945	$945
State credits	6,526	5,066
Foreign	8,743	7,102
Total valuation allowance	$16,214	$13,113

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(In thousands, except per share amounts)

10. Income Taxes  – (continued)

The Company has determined that the remaining net deferred tax assets are more likely than not to be realized, and therefore no additional valuation allowance is required. This determination was based on the evaluation of the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences and forecasted operating earnings with focus on the Company’s U.S. operations. The change in the valuation allowance during 2011 is related to increases in tax attributes in taxing jurisdictions where the Company does not project sufficient taxable income to utilize these attributes. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the carry forward period are reduced.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010
Balance at January 1	$—	$529
Increases related to prior year tax positions	326	—
Decreases related to prior year tax positions	—	(529)
Balance at December 31	$326	$—

The Company classifies interest expense and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2011 the Company has not accrued any penalties related to its uncertain tax position as it believes that it is more likely than not that there will not be any assessment of penalties. Also as of December 31, 2011, the Company has not accrued any interest related to its uncertain tax positions as the amount is immaterial.

The Company files Federal income tax returns, as well as multiple state and foreign jurisdiction tax returns. The Company currently has a tax holiday in Singapore through the end of 2015, resulting in a zero tax rate on current income in Singapore. The Company’s federal income tax returns have been examined by the Internal Revenue Service through the year ended December 31, 2007. All significant state matters have been concluded for years through 2007 and foreign matters have been concluded for years through 2005. Tax examinations that commenced during 2010 and 2011 remain in process. Management of the Company believes that the Company’s exposure associated with future tax examinations is not material.

The Company has not provided for U.S. income taxes on undistributed earnings of its foreign subsidiaries totaling $13,673 because management considers such earnings to be reinvested indefinitely outside of the U.S. If the earnings are distributed in the future, the Company may be subject to both foreign withholding taxes and U.S. income taxes that may not be fully offset by foreign tax credits, however calculations of the potential tax liability is not practicable as of December 31, 2011.

11. Share-based Compensation

During the years ended December 31, 2011, 2010 and 2009, the Company recognized total share based compensation cost of $1,639, $1,706 and $2,134, respectively. During the years ended December 31, 2011 and 2010, cash received from stock option exercises and employee stock purchase plan purchases was $671 and $592, respectively.

The following are the shares of common stock reserved for issuance at December 31, 2011:

Number of Shares
Employee Stock Option Plans	1,267
Employee Stock Purchase Plan	418
Shares reserved for issuance	1,685

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(In thousands, except per share amounts)

11. Share-based Compensation  – (continued)

Share Repurchase Program

On June 21, 2010, the Company’s Board of Directors approved a stock repurchase program, which authorized the Company to purchase up to $10,000 of the issued and outstanding shares of the Company’s Common Stock in the open market or in private transactions. As of December 31, 2010, the Company had repurchased 1,587 shares totaling $10,000. No shares were repurchased in 2011.

Employee Stock Purchase Plan

The Company’s 1998 Employee Stock Purchase Plan (the “Purchase Plan”) was adopted during August 1998 and amended in November 2010 and again in June 2011. Up to 1,000 shares of common stock may be issued under the Purchase Plan, which is administered by the Compensation Committee of the Board of Directors. The Purchase Plan establishes two stock offering periods per calendar year, the first beginning on January 1 and ending on June 30, and the second beginning on July 1 and ending December 31. All U.S. employees who work more than 20 hours per week are eligible for participation in the Purchase Plan. Employees who are deemed to own greater than 5% of the combined voting power of all classes of stock of the Company are not eligible for participation in the Purchase Plan.

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

During the years ended December 31, 2011, 2010 and 2009, 137, 88 and 49 shares, respectively, were issued under the Purchase Plan.

Stock Option Plan

The Company has a Stock Option Plan, through which incentive stock options or non-qualified stock options, as well as other equity instruments such as restricted shares, may be issued. In addition, certain stock options are outstanding which were issued under stock option plans that have subsequently expired. Incentive stock options granted to employees may not be granted at prices less than 100% of the fair market value of the Company’s common stock at the date of option grant. Non-qualified stock options may be granted to employees, directors, advisors, consultants and other key persons of the Company at prices established at the date of grant, and may be less than the fair market value at the date of grant. All stock options may be exercised at any time, after vesting, over a ten-year period subsequent to the date of grant. The Company has a variety of vesting schedules for the stock options that have been granted to employees and non-employees directors. The Company has elected to record the compensation expense associated with these options on a

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(In thousands, except per share amounts)

11. Share-based Compensation  – (continued)

straight-line basis over the vesting term. Non-qualified stock option vesting terms are established at the date of grant, but have a duration of not more than ten years.

Following is a summary of the status of stock option programs during 2011, 2010 and 2009:

	Number of Shares	Weighted Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2009	1,868	20.34
Granted	129	8.54
Exercised	(4)	10.00
Forfeited	(89)	22.35
Expired	(40)	11.48
Outstanding, December 31, 2009	1,864	19.66
Granted	170	7.08
Exercised	—	—
Forfeited	(218)	16.62
Expired	(259)	27.00
Outstanding, December 31, 2010	1,557	17.43
Granted	1,615	3.03
Exercised	—	—
Forfeited	(213)	18.34
Expired	(197)	35.98
Outstanding, December 31, 2011	2,762	$7.58	7.2	$768
Options exercisable, December 31, 2011	1,058	$14.15	3.3	$—

The weighted average fair value per share of stock options granted during the years ended December 31, 2011, 2010 and 2009 was $1.49, $3.02 and $3.74, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $0, $0 and $5, respectively. The actual tax expense realized for the tax deductions from stock option exercises was $270 and $0 during the years ended December 31, 2011 and 2010.

As of December 31, 2011, there was $2,408 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.7 years. The total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 was approximately $527, $563 and $326, respectively.

Restricted Stock

The Company also issues restricted shares of common stock to employees of the Company under the 2008 Stock Option and Incentive Plan. The shares are issued as restricted stock and are held in the custody of the Company until all vesting restrictions are satisfied. If the vesting terms under which the award was granted are not satisfied, the shares are forfeited. Restricted stock is valued based on the fair value of the shares on the grant date, and is amortized to expense on a straight-line basis over the applicable vesting period. The Company reduces the straight-line compensation expense by an estimated forfeiture rate to account for the estimated impact of shares of restricted stock that are expected to be forfeited before becoming fully vested. This estimate is based on the Company’s historical forfeiture experience.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(In thousands, except per share amounts)

11. Share-based Compensation  – (continued)

Following is a summary of the restricted stock activity during 2011, 2010 and 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2009	509	$10.61
Granted	165	8.42
Vested	(117)	9.97
Forfeited	(41)	10.27
Outstanding, December 31, 2009	516	$10.08
Granted	174	8.27
Vested	(129)	9.89
Forfeited	(78)	9.27
Outstanding, December 31, 2010	483	$9.61
Granted	318	5.19
Vested	(116)	11.06
Forfeited	(124)	8.06
Outstanding, December 31, 2011	561	$7.14

For the years ended December 31, 2011 and 2010, the fair value of restricted stock issued of $1,647 and $1,439, respectively, was based on the fair value of the shares on the grant date and amortized over the applicable vesting period. During the years ended December 31, 2011 and 2010, a total of 124 and 78 shares, respectively, with an unrecognized compensation expense of $996 and $724, respectively, were forfeited. The amount amortized to expense during years ended December 31, 2011, 2010 and 2009, net of the impact of forfeitures, was approximately $861, $1,141 and $1,369, respectively. As of December 31, 2011, there was $2,691 of total unrecognized compensation cost related to non-vested restricted shares. That cost is expected to be recognized over a weighted-average period of 2.4 years.

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

In connection with the adoption of the Shareholder Rights Plan, the Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of Common Stock to stockholders of record as of the close of business on September 19, 2002. The Rights currently are not exercisable and are attached to and trade with the outstanding shares of Common Stock. Under the Shareholder Rights Plan, the Rights become exercisable if a person becomes an “acquiring person” by acquiring 15% or more of the outstanding shares of Common Stock or if a person commences a tender offer that would result in that person owning 15% or more of the Common Stock. A stockholder owning 15% or more of the common stock of the Company as of September 19, 2002, is “grandfathered” under the Shareholder Rights Plan and will become an “acquiring person” upon acquiring an additional ½% of the Common Stock. If a person becomes an “acquiring person,” each holder of a Right (other than the acquiring person) would be entitled to purchase, at the then-current exercise price, such number of shares of the

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(In thousands, except per share amounts)

11. Share-based Compensation  – (continued)

Company’s preferred stock which are equivalent to shares of Common Stock having twice the exercise price of the Right. If the Company is acquired in a merger or other business combination transaction after any such event, each holder of a Right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company’s common stock having a value of twice the exercise price of the Right. The Shareholder Rights Plan was amended on March 23, 2011 in order to allow the Board of Directors to grant equity awards to Dr. Thomas D’Ambra, the Company’s CEO, without the granting, vesting or exercise of those awards resulting in an inadvertent triggering of the Shareholder Rights Plan.

12. Employee Benefit Plans

Defined Contribution Plans

The Company maintains a savings and profit sharing plan under section 401(k) of the Internal Revenue Code covering all eligible U.S. non-union employees. Employees must complete one calendar month of service and be over 20.5 years of age as of the plan’s entry dates. Participants may contribute up to 100% of their compensation, subject to IRS limitations. The Company currently makes matching contributions equal to 50% of the participants’ contributions, up to a limit of 10% of the participants’ wages. In addition, the Company has reserved the right to make discretionary profit sharing contributions to employee accounts. The Company has made no discretionary profit sharing contributions. Employer matching contributions vest at a rate of 20% per year beginning after two years of participation in the plan. Employer matching contributions were approximately $1,765, $1,780 and $1,927 for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company also sponsors a savings and profit sharing plan under section 401(k) of the Internal Revenue Code covering union employees. Employees must complete one calendar month of service and there is no age requirement as of the plan’s entry dates. Participants may contribute up to 100% of their regular wages, subject to IRS limitations, and the Company matches 50% of each dollar contributed by the employee up to 10% of their wages. In addition, the Company has reserved the right to make discretionary profit sharing contributions to employee accounts. The Company has made no discretionary profit sharing contributions. Employer matching contributions vest at a rate of 20% per year beginning after two years of participation in the plan, however the employer match under this plan does not begin until the employee completes one year of service. Employer matching contributions were $127, $129 and $138 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(In thousands, except per share amounts)

12. Employee Benefit Plans  – (continued)

The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of the plans’ assets during the years ended December 31, 2011 and 2010, and a reconciliation of the funded status to the net amount recognized in the consolidated balance sheets as of December 31 (the plans’ measurement dates) of both years:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation at January 1	$23,516	$22,488	$1,176	$1,067
Service cost	—	—	63	75
Interest cost	1,179	1,229	55	61
Actuarial loss (gain)	3,722	1,400	(245)	(27)
Benefits paid	(1,550)	(1,601)	—	—
Benefit obligation at December 31	26,867	23,516	1,049	1,176
Change in plan assets:
Fair value of plan assets at January 1	17,400	16,892	—	—
Actual return on plan assets	739	1,740	—	—
Employer contributions	864	369	—	—
Benefits paid	(1,550)	(1,601)	—	—
Fair value of plan assets at December 31	17,453	17,400	—	—
Funded status	$(9,414)	$(6,116)	$(1,049)	$(1,176)

The Company included $2,292 and $504 in other comprehensive loss for the years ended December 31, 2011 and 2010, respectively, which represent the respective fluctuations in the unrecognized actuarial gains and losses, net of related tax benefits.

At December 31, 2011 and 2010, the accumulated benefit obligation (the actuarial present value of benefits, vested and non-vested, earned by employees based on current and past compensation levels) for the Company’s pension plans totaled $26,867 and $23,516, respectively.

The following table provides the components of net periodic benefit (income) cost for the years ended December 31:

	Pension Benefits			Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Service cost	$—	$—	$—	$63	$75	$76
Interest cost	1,179	1,230	1,287	55	61	62
Expected return on plan assets	(1,285)	(1,370)	(1,447)	—	—	—
Amortization of net loss	496	234	24	1	6	26
Net periodic benefit (income) cost	$390	$94	$(136)	$119	$142	$164
Recognized in AOCI (pre-tax):
Prior service cost	$—	$—	$—	$3	$4	$4
Net actuarial loss	10,177	6,406	5,610	(33)	211	244
Total recognized in AOCI (pre-tax)	$10,177	$6,406	$5,610	$(30)	$215	$248
Total recognized in consolidated statement of operations and AOCI	$10,567	$6,500	$5,474	$89	$357	$412

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(In thousands, except per share amounts)

12. Employee Benefit Plans  – (continued)

In 2012, the Company expects to amortize $1 of prior service cost and $837 of net actuarial loss from shareholders’ equity into postretirement benefit plan cost.

The following assumptions were used to determine the periodic pension cost for the defined benefit pension plans for the year ended December 31:

	2011	2010	2009
Discount rate	4.00%	5.10%	5.65%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A

The discount rates utilized for determining the Company’s pension obligation and net periodic benefit cost were selected using high-quality long-term corporate bond indices as of the plan’s measurement date. The rate selected as a result of this process was substantiated by comparing it to the composite discount rate that produced a liability equal to the plan’s expected benefit payment stream discounted using the Citigroup Pension Discount Curve (“CPDC”). The CPDC was designed to provide a means for plan sponsors to value the liabilities of their postretirement benefit plans. The CPDC is a yield curve of hypothetical double-A zero coupon bonds with maturities up to 30 years. This curve includes adjustments to eliminate the call features of corporate bonds. As a result of this modeling process, the discount rate was 4.00% at December 31, 2011 and 5.10% at December 31, 2010.

The following assumptions were used to determine the periodic postretirement benefit cost for the postretirement welfare plan for the year ended December 31:

	2011	2010	2009
Health care cost trend rate assumed for next year	10.0%	10.0%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2017	2016	2015

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement welfare plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$31	$(24)
Effect on accumulated postretirement benefit obligation for the year ended December 31, 2011	$275	$(208)

The Company’s pension plan weighted-average asset allocations at December 31 by asset category are as follows:

	2011		2010
	Market Value	%	Market Value	%
Equity securities	$7,067	40%	$7,678	44%
Debt securities	8,498	49	7,622	44
Real Estate	892	5	916	5
Commodities	654	4	707	4
Other	342	2	477	3
Total	$17,453	100%	$17,400	100%

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(In thousands, except per share amounts)

12. Employee Benefit Plans  – (continued)

Based on the three-tiered fair value hierarchy, all pension plan assets’ fair value can be determined by their quoted market price and therefore have been determined to be Level I as of December 31, 2011.

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

To determine the expected long-term rate of return on pension plan assets, the Company considers current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. In developing future return expectations for the Company’s pension plan’s assets, the Company evaluates general market trends as well as key elements of asset class returns such as expected earnings growth, yields and spreads across a number of potential scenarios.

The 2011 target allocation was as follows:

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(In thousands, except per share amounts)

12. Employee Benefit Plans  – (continued)

The expected future benefit payments under the plans are as follows for the years ending December 31:

	Pension Benefits	Postretirement Benefits
2012	$1,643	$—
2013	1,641	—
2014	1,663	17
2015	1,702	18
2016	1,681	19
2017 – 2020	8,510	72

Based on current actuarial assumptions, the Company expects to contribute $1,416 to its pension plans in 2012.

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

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2011 are as follows:

Year ending December 31,
2012	$5,780
2013	5,335
2014	5,140
2015	4,192
2016	3,403
Thereafter	10,024

Rental expense amounted to approximately $4,914, $4,204 and $3,659 during the years ended December 31, 2011, 2010 and 2009, respectively.

14. Equity Investments

The Company has entered into an equity investment with an entity in the Company’s area of strategic focus. The Company accounts for this investment using the cost method of accounting as the Company’s ownership interest in the investee is below 20% and the Company does not have the ability to exercise significant influence over the investee.

The carrying value of equity investments at December 31, 2011 and 2010 was $956.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(In thousands, except per share amounts)

15. Related Party Transactions

(a) Technology Development Incentive Plan

In 1993, the Company adopted a Technology Development Incentive Plan to provide a method to stimulate and encourage novel innovative technology developments by its employees. To be eligible to participate, the employee must be the inventor, co-inventor or have made a significant intellectual contribution of novel technology that results in new revenues received by the Company. Eligible participants will share in awards based on a percentage of the licensing, royalty or milestone revenue received by the Company, as defined by the Plan.

In 2011, 2010 and 2009, the Company awarded Technology Incentive Compensation (“TIC”) relating to the invention of the active ingredient in Allegra. The inventor is Thomas D’Ambra, the Company’s Chairman, President and Chief Executive Officer. Additionally, in 2011 and 2009, the Company granted awards to employees in relation to milestone payments for its proprietary amine neurotransmitter reuptake inhibitors as a result of successful licensing of this technology to Bristol-Myers Squibb (“BMS”). The amounts awarded and included in the consolidated statements of operations for all TIC awards for the years ended December 31, 2011, 2010 and 2009 are $3,557, $3,484 and $3,594, respectively. Included in accrued compensation in the accompanying consolidated balance sheets at both December 31, 2011 and 2010 are unpaid Technology Development Incentive Compensation awards of $722 and $777.

(b) Telecommunication Services

A member of the Company’s board of directors is the Chief Executive Officer of one of the providers of telephone and internet services to the Company. This telecommunications company was paid approximately $190, $177 and $242 for services rendered to the Company in 2011, 2010 and 2009, respectively.

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

Allegra

The Company, along with Aventis Pharmaceuticals Inc., the U.S. pharmaceutical business of Sanofi, has been involved in legal proceedings with several companies seeking to market or which are currently marketing generic versions of Allegra and Allegra-D. In accordance with the Company’s agreements with Sanofi, Sanofi bears the external legal fees and expenses for these legal proceedings, but in general, the Company must consent to any settlement or other arrangement with any third party. Under those same agreements, the Company will receive royalties from Sanofi on U.S. Patent No. 5,578,610 until its expiration in 2013 and royalties on U.S. Patent No. 5,750,703 until its expiration in 2015, unless those patents are earlier determined to be invalid. Similarly, the Company is entitled to receive royalties from Sanofi on certain foreign patents through 2015, unless those patents are earlier determined to be invalid.

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(In thousands, except per share amounts)

16. Contingencies  – (continued)

In response to the filings described above, beginning in 2001, Aventis Pharmaceuticals (now Sanofi) filed patent infringement lawsuits against each of the above referenced companies. Each of the lawsuits was filed in the U.S. District Court in New Jersey and alleges infringement of one or more patents owned by Aventis Pharmaceuticals. In addition, beginning on November 14, 2006, Sanofi filed two patent infringement suits against Teva Pharmaceuticals USA, Barr Laboratories, Inc. and Barr Pharmaceuticals, Inc. in the Eastern District of Texas based on patents owned by Aventis. Those lawsuits were transferred to the U.S. District Court in New Jersey.

Further, beginning on March 5, 2004, the Company, along with Aventis Pharmaceuticals, filed suit in the U.S. District Court in New Jersey against a number of defendants asserting infringement of U.S. Patent Nos. 5,581,011 and 5,750,703, which are exclusively licensed to Aventis Pharmaceuticals and relate to Allegra and Allegra-D products. On September 9, 2009, the Company filed patent infringement lawsuits in the U.S. District Court in New Jersey against Dr. Reddy’s Laboratories, Ltd, Dr. Reddy’s Laboratories, Inc., and Sandoz, Inc. asserting infringement of U.S. Patent No. 7,390,906. That patent is licensed to Sanofi U.S. LLC and Sanofi U.S. LLC joined that lawsuit as a co-plaintiff with the Company.

On November 18, 2008, the Company, Aventis Pharmaceuticals, Sanofi, Teva Pharmaceuticals, and Barr Laboratories reached a settlement regarding the above-described patent infringement litigations relating to Teva Pharmaceuticals and Barr Laboratories (the “Teva Settlement”). As part of the Teva Settlement, the Company entered into an amendment to its licensing agreement with Sanofi to allow Sanofi to sublicense patents related to ALLEGRA® and ALLEGRA®D-12 to Teva Pharmaceuticals and Barr Laboratories in the United States. Subsequently, Teva Pharmaceuticals acquired Barr Laboratories. The Company received an upfront sublicense fee from Sanofi of $10 million, and Sanofi will pay royalties to the Company on the sale of products in the United States containing fexofenadine hydrochloride (the generic name for the active ingredient in ALLEGRA®) and products containing fexofenadine hydrochloride and pseudoephedrine hydrochloride (generic ALLEGRA®D-12) by Teva Pharmaceuticals through 2015, along with additional consideration. The Company received quarterly royalties through July 2010 for the branded Allegra D-12 equal to the royalties paid for the quarter ended June 30, 2009. Thereafter, the royalty rate has reverted to the rate in effect prior to the signing of the sub-license amendment and the Company will also receive a royalty on Teva’s sales of the generic Allegra D-12. The Company and Aventis Pharmaceuticals have also dismissed their claims against Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc. and Sandoz, Inc. without prejudice.

On March 19, 2010, the Company and Sanofi filed a motion for a preliminary injunction in the U.S. District Court in New Jersey seeking to enjoin Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. from commercial distribution of a Allegra D-24 product based in that product infringing U.S. Patent No. 7,390,906. On June 14, 2010, the Company and Sanofi were granted a preliminary injunction restraining Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. from commercial distribution of a D-24 product. On January 13, 2011, the same court issued a decision interpreting the scope of the claims of U.S. Patent No. 7,390,906. Based on the court’s January 13, 2011 interpretation of the scope of a claim term in U.S. Patent No. 7,390,906, the Company does not presently have evidence sufficient to obtain a favorable outcome on its infringement claim against Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. As a result, the Company, along with Sanofi, Dr. Reddy’s Laboratories, Ltd., and Dr. Reddy’s Laboratories, Inc., agreed to the court’s entry of an order on January 28, 2011, finding that there was no infringement of U.S. Patent No. 7,390,906 based on the Court’s January 13, 2011 claim interpretation. The court’s January 28, 2011 order also dissolved the preliminary injunction that was entered on June 14, 2010. The Company and Sanofi U.S. LLC have proceeded directly to the U.S. Court of Appeals for the Federal Circuit to appeal the January 13, 2011 decision.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(In thousands, except per share amounts)

16. Contingencies  – (continued)

The January 13, 2011, decision also included an interpretation of the scope of the claims of U.S. Patent No. 5,750,703, and based on that interpretation, the Company does not presently have evidence sufficient to obtain a favorable outcome on its infringement claim against Dr. Reddy’s Laboratories, Ltd., Dr. Reddy’s Laboratories, Inc., Amino Chemicals Ltd., Dipharma S.P.A., and Dipharma Francis Sr.l As a result, the Company, along with Sanofi, Dr. Reddy’s Laboratories, Ltd., Dr. Reddy’s Laboratories, Inc. Amino Chemicals Ltd., Dipharma S.P.A., and Dipharma Francis Sr.l agreed to the court’s entry of an order on March 28, 2011, finding that there was no infringement of U.S. Patent No. 5,750,703 based on the Court’s January 13, 2011 claim interpretation. The Company and Sanofi U.S. LLC have proceeded directly to the U.S. Court of Appeals for the Federal Circuit to appeal the January 13, 2011 decision.

In June 2011, the Company, Sanofi and Impax Laboratories, Inc. reached a settlement agreement of the above patent infringement litigation relating to Impax (“Impax Settlement”). In conjunction with the Impax Settlement, the Company and Sanofi agreed to amend their license agreement to allow Sanofi to sublicense patents related to ALLEGRA® and ALLEGRA®D-12 to Impax Laboratories, Inc. in the United States. Additionally, the Company, Sanofi, Mylan Pharmaceuticals, Inc., and Alphapharm reached a settlement agreement of the above patent infringement litigation relating to Mylan and the below noted litigation in Australia against Mylan affiliate Alphapharm (“Mylan Settlement”). In conjunction with the Mylan Settlement, the Company and Sanofi agreed to amend their license agreement to allow Sanofi to sublicense patents related to ALLEGRA® and ALLEGRA®D-12 to Mylan Pharmaceuticals, Inc. in the United States.

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

Environmental liabilities:

The Company has completed an environmental remediation assessment associated with groundwater contamination at its Rensselaer, NY location. Ongoing costs associated with the remediation include biannual monitoring and reporting to the State of New York’s Department of Environmental Conservation. Under the remediation plan, the Company is expected to pay for monitoring and reporting until 2014. Under a 1999 agreement with the facility’s previous owner, the Company’s maximum liability under the remediation is

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(In thousands, except per share amounts)

16. Contingencies  – (continued)

$5,500. For the years ended December 31, 2011, 2010 and 2009, no costs have been paid by the Company. At both December 31, 2011 and 2010, $191 was recorded for future environmental liabilities in the consolidated balance sheets.

17. Concentration of Business and Geographic Information

For the year ended December 31, 2011 contract revenue from the Company’s three largest customers represented 16%, 9% and 8%, respectively, of its contract revenue. For the year ended December 31, 2010, contract revenue from the Company’s three largest customers represented 17%, 10% and 7%, respectively, of its contract revenue. For the year ended December 31, 2009, contract revenue from the Company’s three largest customers respectively represented 14%, 12% and 8% of its contract revenue. The Company’s largest customer, GE Healthcare, represented 28% of LSM contract revenue and 16% of total contract revenue for the year ended December 31, 2011. The Company’s second largest customer, a large pharmaceutical company, represented approximately 14% of LSM contract revenue and 9% of the Company’s total contract revenue for the year ended December 31, 2011. In the majority of circumstances, there are agreements in force with these customers that provide for the Company’s continued involvement in present research projects. However, there regularly exists the possibility that the Company will have no further association with these customers once these projects conclude.

Contract revenue by geographic region, based on the location of the customer, and expressed as a percentage of total contract revenue follows:

	Year Ended December 31,
	2011	2010	2009
United States	57%	65%	60%
Europe	25%	24%	23%
Asia	16%	9%	14%
Other countries	2%	2%	3%
Total	100%	100%	100%

Long-lived assets by geographic region are as follows:

	2011	2010
United States	$123,245	$135,542
Europe	10,512	11,738
Asia	19,015	19,874
Total long-lived assets	$152,772	$167,154

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

DDS includes activities such as drug lead discovery, optimization, drug development and small scale commercial manufacturing. LSM includes pilot to commercial scale manufacturing of active pharmaceutical ingredients and intermediates and high potency and controlled substance manufacturing. Corporate activities

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(In thousands, except per share amounts)

18. Business Segments  – (continued)

include business development and administrative functions, as well as research and development costs that have not been allocated to the operating segments.

The following table summarizes information by segment for the year ended December 31, 2011:

	DDS	LSM	Total
Contract revenue	$74,032	$95,579	$169,611
Recurring royalties and milestones	38,034	—	38,034
Total revenue	$112,066	$95,579	$207,645
Operating income (loss) before unallocated expenses	$5,851	$(912)	$4,939
Unallocated expenses:
Selling, general and administrative			41,071
Total unallocated expenses			41,071
Operating loss			(36,132)
Reconciling items:
Interest expense, net			(583)
Other income, net			77
Loss before income tax benefit			$(36,638)
Supplemental information:
Depreciation and intangible amortization	$10,351	$7,619	$17,970
Goodwill impairment charge	$15,812	$—	$15,812
Long-lived asset impairment	$4,674	$—	$4,674
Patent Impairment	$856	$—	$856
Restructuring charges	$1,271	$—	$1,271

The following table summarizes other information by segment as of December 31, 2011:

	DDS	LSM	Total
Total assets	$146,017	$117,050	$263,067
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	6,578	4,198	10,776

The following table summarizes information by segment for the year ended December 31, 2010:

	DDS	LSM	Total
Contract revenue	$83,308	$79,920	$163,228
Recurring royalties	34,838	—	34,838
Total revenue	$118,146	$79,920	$198,066
Operating income (loss) before unallocated expenses	$23,435	$(53,196)	$(29,761)
Unallocated expenses:
Selling, general and administrative			42,234
Total unallocated expenses			42,234
Operating loss			(71,995)
Reconciling items:
Interest income, net			160
Other loss, net			(1,007)
Loss before income tax benefit			$(72,842)
Supplemental information:
Depreciation and intangible amortization	$9,293	$7,746	$17,039
Goodwill impairment charge	$—	$36,844	$36,844
Long-lived asset impairment	$4,848	$6,000	$10,848
Arbitration charge	$—	$9,798	$9,798
Restructuring charges	$3,090	$—	$3,090

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(In thousands, except per share amounts)

18. Business Segments  – (continued)

The following table summarizes other information by segment as of December 31, 2010:

	DDS	LSM	Total
Total assets	$193,386	$131,720	$325,106
Goodwill included in total assets	16,698	—	16,698
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	6,516	5,112	11,628

The following table summarizes information by segment for the year ended December 31, 2009:

	DDS	LSM	Total
Contract revenue	$85,793	$71,007	$156,800
Milestone revenue	4,750	—	4,750
Recurring royalties	34,867	—	34,867
Total revenue	$125,410	$71,007	$196,417
Operating income (loss) before unallocated expenses	$35,582	$(19,274)	$16,308
Unallocated expenses:
Selling, general and administrative			38,036
Total unallocated expenses			38,036
Operating loss			(21,728)
Reconciling items:
Interest income, net			269
Other loss, net			(593)
Loss before income tax benefit			$(22,052)
Supplemental information:
Depreciation and intangible amortization	$9,930	$6,820	$16,750
Goodwill impairment charge	$—	$22,900	$22,900

The following table summarizes other information by segment as of December 31, 2009:

	DDS	LSM	Total
Total assets	$236,314	$137,378	$373,692
Goodwill included in total assets	13,199	4,352	17,551
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	11,392	3,780	15,172

19. Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive loss are as follows:

	Pension and postretirement benefit plans	Unrealized gains/(losses) on securities	Foreign currency adjustments	Total Accumulated Other Comprehensive Loss
Balance at January 1, 2010, net of tax	$(3,425)	$69	$(1,286)	$(4,642)
Net current period change, net of tax	(501)	(49)	252	(298)
Balance at December 31, 2010, net of tax	(3,926)	20	(1,034)	(4,940)
Net current period change, net of tax	(2,292)	(21)	(4,813)	(7,126)
Balance at December 31, 2011, net of tax	$(6,218)	$(1)	$(5,847)	$(12,066)

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(In thousands, except per share amounts)

20. Selected Quarterly Consolidated Financial Data (unaudited)

The following tables present unaudited consolidated financial data for each quarter of 2011 and 2010:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Contract revenue	$42,931	$43,497	$43,771	$39,412
Recurring royalties and milestones	14,016	10,380	6,458	7,180
Total revenue	56,947	53,877	50,229	46,592
Loss from operations	(1,140)	(40)	(8,234)	(26,718)
Net loss	(1,467)	(568)	(5,852)	(24,409)
Net loss per share:
Basic	$(0.05)	$(0.02)	$(0.19)	$(0.81)
Diluted	$(0.05)	$(0.02)	$(0.19)	$(0.81)
2010
Contract revenue	$38,892	$40,732	$42,873	$40,731
Recurring royalties and milestones	10,439	8,743	7,744	7,912
Total revenue	49,331	49,475	50,617	48,643
Income (loss) from operations	166	(5,924)	(15,229)	(51,008)
Net income (loss)	66	(3,926)	(9,891)	(49,120)
Net income (loss) per share:
Basic	$0.00	$(0.13)	$(0.33)	$(1.65)
Diluted	$0.00	$(0.13)	$(0.33)	$(1.65)

During the fourth quarter of 2011, the Company recorded a goodwill impairment charge of $15,812 in the DDS segment as a result of the decline in fair value to below its carrying value. The Company also recorded a long-lived asset impairment charge of $4,674 in the DDS segment as a result of the Company’s decision to terminate the lease of one of its U.S. facilities. Additionally, a non-cash intangible asset impairment charge of $856 was recorded in the fourth quarter of 2011 as a result of the Company’s decision to cease its proprietary research and development activities.

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010
(In thousands, except per share amounts)

21. Subsequent Events

On January 9, 2012, the Company announced that as part of its ongoing global operations review to improve efficiency and customer service, it was considering a restructuring of its European operations focused on a reduction of the workforce in the second quarter of 2012 and potential further actions at its Budapest, Hungary operation.

Management has completed its evaluation and has decided to exit the Company’s Hungarian operations either through sale or closure of the facility. The Company expects this exit to be completed in the second quarter of 2012.

ALBANY MOLECULAR RESEARCH, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2011, 2010 and 2009

Description	Balance at Beginning of Period	(Reversal of)/ Charge to Cost and Expenses	Deductions Charged to Reserves	Balance at End of Period
(in thousands)
Allowance for doubtful accounts receivable
2011	$557	$200	$(212)	$545
2010	$425	$366	$(234)	$557
2009	$621	$(93)	$(103)	$425
Deferred tax asset valuation allowance
2011	$13,113	$3,101	—	$16,214
2010	$11,707	$1,406	—	$13,113
2009	$8,685	$3,022	—	$11,707

S-1