Form 10-Q
period 2012-03-31
ALBANY MOLECULAR RESEARCH INC
filed 2012-05-10
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012
Common Stock, $.01 par value	30,769,003 excluding treasury shares of 5,411,372

ALBANY MOLECULAR RESEARCH, INC.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
(Dollars in thousands, except for per share data)	March 31, 2012	March 31, 2011

Contract revenue	$42,710	$42,931
Recurring royalties	10,985	14,016
Total revenue	53,695	56,947

Cost of contract revenue	39,670	41,542
Technology incentive award	1,099	1,402
Research and development	373	2,604
Selling, general and administrative	9,846	11,412
Restructuring charges	688	951
Property and equipment impairment charges	3,967	—
Arbitration charge	—	127
Total operating expenses	55,643	58,038

Loss from operations	(1,948)	(1,091)

Interest expense, net	(142)	(39)
Other (loss) income, net	(792)	39

Loss before income tax expense	(2,882)	(1,091)

Income tax expense	925	376

Net loss	$(3,807)	$(1,467)

Basic and diluted loss per share	$(0.13)	$(0.05)

See notes to unaudited condensed consolidated financial statements.

3

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended March 31,
	2012	2011
Net loss	$(3,807)	$(1,467)
Unrealized (loss) gain on marketable securities, net of taxes	(1)	1
Foreign currency translation gain	2,016	2,742
Net actuarial loss related to pension and postretirement benefits	136	72
Total comprehensive (loss) income	$(1,656)	$1,348

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(Dollars and shares in thousands, except for per share data)	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents — unrestricted	$8,244	$19,984
Restricted cash	4,505	—
Accounts receivable, net	33,430	30,437
Royalty income receivable	10,673	6,819
Income taxes receivable	3,387	3,407
Inventory	29,308	26,004
Prepaid expenses and other current assets	12,829	10,130
Deferred income taxes	3,570	3,779
Total current assets	105,946	100,560

Property and equipment, net	145,048	149,796

Intangible assets and patents, net	2,992	2,976
Equity investment in unconsolidated affiliates	956	956
Deferred income taxes	6,520	7,373
Other assets	1,907	1,406
Total assets	$263,369	$263,067

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$24,997	$23,175
Arbitration reserve	3,741	4,082
Deferred revenue and licensing fees	7,332	6,464
Accrued pension benefits	1,523	1,416
Current installments of long-term debt	2,439	2,839
Total current liabilities	40,032	37,976

Long-term liabilities:
Long-term debt, excluding current installments	3,002	3,003
Deferred licensing fees	3,929	4,286
Deferred income taxes	749	733
Pension and postretirement benefits	8,765	9,047
Other long-term liabilities	1,544	1,588
Total liabilities	58,021	56,633

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 50,000 shares authorized, 36,183 shares issued as of March 31, 2012, and 36,016 shares issued as of December 31, 2011	362	360
Additional paid-in capital	206,642	206,074
Retained earnings	75,147	78,954
Accumulated other comprehensive loss, net	(9,915)	(12,066)
	272,236	273,322
Less, treasury shares at cost, 5,411 shares as of March 31, 2012 and December 31, 2011	(66,888)	(66,888)
Total stockholders’ equity	205,348	206,434
Total liabilities and stockholders’ equity	$263,369	$263,067

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31, 2012	March 31, 2011

Operating activities
Net loss	$(3,807)	$(1,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,535	4,397
Deferred income tax benefit	784	1,918
Loss on disposal of property, plant and equipment	102	3
Property and equipment impairment	3,967	—
Stock-based compensation expense	537	353
Provision for bad debt	—	21
Write down for obsolete inventories	316	3
Changes in assets and liabilities:
Accounts receivable	(2,993)	(557)
Royalty income receivable	(3,854)	(5,797)
Inventory, prepaid expenses and other assets	(7,290)	(102)
Accounts payable and accrued expenses	1,481	(5,615)
Income taxes receivable	41	(2,073)
Deferred revenue and licensing fees	511	(1,305)
Pension and postretirement benefits	34	40
Other long-term liabilities	(44)	(40)
Net cash used in operating activities	(5,680)	(10,221)

Investing activities
Purchases of investment securities	—	(820)
Proceeds from sales and maturities of investment securities	213	2,716
Purchase of property, plant and equipment	(2,155)	(2,784)
Payments for patent applications and other costs	(131)	(27)
Proceeds from disposal of property, plant and equipment	50	—
Net cash used in investing activities	(2,023)	(915)

Financing activities
Principal payments on long-term debt	(401)	20
Change in restricted cash	(4,505)	(5,742)
Proceeds from sale of common stock	233	294
Net cash used in financing activities	(4,673)	(5,428)

Effect of exchange rate changes on cash flows	636	329

Decrease in cash and cash equivalents	(11,740)	(16,235)

Cash and cash equivalents at beginning of period	19,984	25,747

Cash and cash equivalents at end of period	$8,244	$9,512

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Use of Management Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in the accompanying consolidated financial statements include assumptions regarding the collectibility of receivables, the valuation of inventory, the fair value of intangible assets and long-lived assets, and the amount and realizabilty of deferred tax assets. Other significant estimates include assumptions utilized in determining actuarial obligations in conjunction with the Company’s pension and postretirement health plans, the estimation of restructuring charges, assumptions utilized in determining stock-based compensation, and assumptions associated with legal contingencies. Actual results can vary from these estimates.

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

Recurring Royalties Revenue Recognition

Recurring royalties consist of royalties under a license agreement with Sanofi based on the worldwide sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere, as well as on sales of Sanofi’s authorized generics. The Company records royalty revenue in the period in which the sales of Allegra/Telfast occur, because it can reasonably estimate such royalties. Royalty payments from Sanofi are due within 45 days after each calendar quarter and are determined based on sales of Allegra/Telfast and Teva Pharmaceuticals’ sales of generic D-12 in that quarter.

Investment securities

Investment securities’ fair values are based on quoted market prices of comparable instruments. When necessary, the Company utilizes matrix pricing from a third party pricing vendor to determine fair value pricing. Matrix prices are based on quoted prices for securities with similar coupons, ratings, and maturities, rather than on specific bids and offers for the designated security.

Long-Lived Assets

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

If the Company determines that the carrying value of long-lived assets may not be recoverable, based upon the existence of one or more of the above indicators of impairment, the Company compares the carrying value of the asset group to the undiscounted cash flows expected to be generated by the asset group. If the carrying value exceeds the undiscounted cash flows, an impairment charge is recorded to the extent that the carrying amount of the asset group exceeds its fair value and will reduce only the carrying amount of the long-lived assets.

Note 2 — Earnings Per Share

Both basic and diluted weighted average shares outstanding were 30,140 for the three months ended March 31, 2012 and 29,835 for the three months ended March 31, 2011.

The Company has excluded all outstanding stock options and non-vested restricted shares from the calculation of diluted earnings per share for the three months ended March 31, 2012 and 2011 because the net loss causes these outstanding stock options and non-vested restricted shares to be anti-dilutive. The weighted average number of anti-dilutive options and restricted shares outstanding (before the effects of the treasury stock method) was 3,133 and 1,615 for the three months ended March 31, 2012 and 2011, respectively.

Note 3 — Inventory

Inventory consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Raw materials	$7,348	$6,030
Work in process	3,172	3,050
Finished goods	18,788	16,924
Total	$29,308	$26,004

Note 4 –Debt and restricted cash

Debt

As of September 30, 2011, the Company was not in compliance with one of the financial covenant requirements of its credit agreement. As a result, the Company received a waiver from the lenders and additionally amended the above credit agreement effective November 29, 2011 which among other things, increased the effective interest rate, limited any further borrowings, required that the Company diligently seek refinancing of this debt agreement with a commitment for such to be obtained by March 31, 2012 and required the further repayment of $3,000 in December 2011 with the remaining outstanding balance to be repaid by June 2012, upon its maturity date. In addition, certain of the restrictive covenants were revised and as of such date the Company is only required to comply with certain cash maintenance requirements and to limit its capital expenditures. Covenants related to maintaining earnings levels were removed in the December 2011 amendment. As of March 31, 2012, the Company had $1,404 of outstanding letters of credit secured by this line of credit. These letters of credit will not be extended or renewed upon their expiration. The balance outstanding on the term loan was $2,150, bearing interest at a rate of 5.3% at March 31, 2012. The Company was in compliance with the existing financial covenant requirements as of March 31, 2012.

In April 2012, the Company entered into a $20,000 credit facility consisting of a 4-year, $5,000 term loan and a $15,000 revolving line of credit. The Company used a portion of the initial proceeds to repay all amounts due under its prior credit agreement, as amended. As of the closing date of the April 2012 agreement, the Company had $9,483 of outstanding letters of credit secured by the new line of credit.

Borrowings under this new April 2012 agreement will bear interest at a fluctuating rate equal to (i) in the case of the term loan, the sum of (a) an interest rate equal to daily three month LIBOR, plus (b) 3.25%; and (ii) in the case of advances under the revolving line of credit, the sum of (a) an interest rate equal to daily three month LIBOR, plus (b) 2.75%.

The credit facility entered into in April 2012 contains financial covenants, including certain net cash flow requirements for 2012, a minimum fixed charge coverage ratio commencing in 2013 and extending for the remaining term of the agreement, maximum quarterly year-to-date capital expenditures, minimum domestic unrestricted cash and maximum average monthly cash reserves held at international locations.

The Company maintains variable interest rate industrial development authority (“IDA”) bonds due in increasing annual installments through 2021. Interest payments are due monthly with a current interest rate of 0.64% at March 31, 2012. The amount outstanding as of March 31, 2012 was $3,275.

The following table summarizes long-term debt:

	March 31, 2012	December 31, 2011
Term loan	$2,150	$2,550
Industrial development authority bonds	3,275	3,275
Miscellaneous loan	16	17
	5,441	5,842
Less current portion	(2,439)	(2,839)
Total long-term debt	$3,002	$3,003

The aggregate maturities of long-term debt at March 31, 2012 are as follows:

2012 (remainder)	$2,439
2013	298
2014	310
2015	314
2016	320
Thereafter	1,760
Total	$5,441

Restricted cash

In March 2012, the Company pledged $4,505 of cash to collateralize a letter of credit issued by Wells Fargo Bank prior to closing the Company’s new credit facility in April 2012. Upon entering into a new credit agreement in April 2012, the Company was required to maintain a $5,000 restricted cash balance to partially collateralize the line of credit issued under the new credit agreement. The letter of credit issued in March 2012 by Wells Fargo Bank was secured by the line of credit granted in the April 2012 credit agreement, and the $4,505 of cash collateral was used to partially satisfy the cash collateral requirements included in the terms of the new credit agreement as disclosed above.

Note 5 — Restructuring and Impairment

In March 2012, the Company approved a restructuring plan that ceased all operations at its Budapest, Hungary facility effective March 30, 2012. The goal of the restructuring plan is to advance the Company’s continued strategy of increasing global competitiveness and remaining diligent in managing costs by improving efficiency and customer service and by realigning resources to meet shifting customer demand and market preferences. In connection with this closure, the Company recorded a restructuring charge of $672 in its DDS operating segment.  This amount included $487 for termination benefits and $185 for preparing the facility for closure and other administrative costs.  Restructuring charges for the three months ended March 31, 2012 did not include costs associated with terminating the Budapest facility lease.  The Company is currently preparing the Budapest facility for closure and is negotiating the termination of the lease agreement.  The Company currently anticipates completing these lease termination activities in the second half of 2012, at which point additional restructuring charges will be recognized.  The Company currently estimates that lease termination charges associated with its Budapest facility will range between $1,000 and $2,000.

In conjunction with the decision to cease operations at the Company’s Budapest, Hungary facility as discussed above, the Company also recorded property and equipment impairment charges of $3,967 in our DDS segment. These charges are included under the caption “Property and equipment impairment charges” on the consolidated statement of operations for the three months ended March 31, 2012.

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

In December 2011, the Company initiated a restructuring plan at one of its U.S. locations which included actions to further reduce the Company's workforce, right size capacity, and reduce operating costs. These actions were implemented to better align the business to current and expected market conditions and are expected to improve the Company's overall cost competitiveness and increase cash flow generation. The workforce reduction primarily affected certain positions associated with the Company’s elimination of internal R&D activities.  As a result of the workforce reduction, the Company will be terminating the lease of one of its U.S. facilities which will result in a reduction in annual operating expenses related to this facility.  As a result of this restructuring, the Company recorded restructuring charges in the DDS operating segment of $16 in the three months ended March 31, 2012 and $320 in the fourth quarter of 2011.

The following table displays the restructuring activity and liability balances for the three months ended March 31, 2012:

	Balance at December 31, 2011	Charges/ (reversals)	Paid Amounts	Foreign Currency Translation Adjustments	Balance at March 31, 2012
Termination benefits and personnel realignment	$456	470	(397)	10	$539
Lease termination charges	1,128	(24)	(121)	─	983
Other	354	242	(509)	8	95
Total	$1,938	688	(1,027)	18	$1,617

Termination benefits and personnel realignment costs relate to severance packages, outplacement services, and career counseling for employees affected by the restructuring. Lease termination charges relate to costs associated with exiting the facility, net of estimated sublease income.

Restructuring charges are included under the caption “Restructuring charges” in the consolidated statement of operations for the three months ended March 31, 2012 and 2011 and the restructuring liabilities are included in “Accounts payable and accrued expenses” and “other long-term liabilities” on the consolidated balance sheet at March 31, 2012 and December 31, 2011.

Anticipated cash outflow related to the restructurings for the remainder of 2012 is approximately $1,287, plus any cash consideration of the Hungary lease term settlement.

Note 6 —Intangible Assets

The components of intangible assets are as follows:

	Cost	Accumulated Amortization	Net	Amortization Period
March 31, 2012
Patents and Licensing Rights	$3,914	$(1,445)	$2,469	2-16 years
Customer Relationships	815	(292)	523	5 years
	$4,729	$(1,737)	$2,992

December 31, 2011
Patents and Licensing Rights	$3,756	$(1,343)	$2,413	2-16 years
Customer Relationships	815	(252)	563	5 years
Total	$4,571	$(1,595)	$2,976

Amortization expense related to intangible assets was $117 and $119 for the three months ended March 31, 2012 and 2011, respectively.

The following chart represents estimated future annual amortization expense related to intangible assets:

Year ending December 31,
2012 (remaining)	$347
2013	394
2014	394
2015	265
2016	216
Thereafter	1,376
Total	$2,992

Note 7 — Share-Based Compensation

During the three months ended March 31, 2012, the Company recognized total share based compensation cost of $537 as compared to total share based compensation cost for the three months ended March 31, 2011 of $359.

The Company grants share-based compensation, including restricted shares, under its 2008 Stock Option and Incentive Plan, as well as its 1998 Employee Stock Purchase Plan.

Restricted Stock

A summary of unvested restricted stock activity as of March 31, 2012 and changes during the three months then ended is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding, January 1, 2012	561	$7.14
Granted	85	$2.93
Vested	(100)	$8.96
Forfeited	(11)	$6.14
Outstanding, March 31, 2012	535	$6.84

The weighted average fair value of restricted shares per share granted during the three months ended March 31, 2012 and 2011 was $2.93 and $5.24, respectively. As of March 31, 2012, there was $2,608 of total unrecognized compensation cost related to non-vested restricted shares. That cost is expected to be recognized over a weighted-average period of 2.6 years.

Stock Options

The fair value of each stock option award is estimated at the date of grant using the Black-Scholes valuation model based on the following assumptions:

	For the three Months Ended
	March 31, 2012	March 31, 2011
Expected life in years	5	5
Risk free interest rate	0.90%	2.12%
Volatility	57%	56%
Dividend yield	—	—

A summary of stock option activity under the Company’s Stock Option and Incentive Plans as of March 31, 2012 and changes during the three month period then ended is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2012	2,762	$7.58
Granted	270	2.92
Exercised	—	—
Forfeited	(35)	6.85
Expired	(109)	25.59
Outstanding, March 31, 2012	2,887	$6.47	7.5	$482
Options exercisable, March 31, 2012	1,013	$12.41	3.7	$—

The weighted average fair value of stock options granted for the three months ended March 31, 2012 and 2011 was $1.43 and $2.50, respectively. As of March 31, 2012, there was $2,535 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.6 years.

Employee Stock Purchase Plan

During the three months ended March 31, 2012 and 2011, 93 and 67 shares, respectively, were issued under the Company’s 1998 Employee Stock Purchase Plan.

During the three months ended March 31, 2012 and 2011, cash received from stock option exercises and employee stock purchases was $233 and $294, respectively. The actual tax benefit realized for the tax deductions from share based compensation was $0 for both the three months ended March 31, 2012 and 2011.

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

The following table contains earnings data by operating segment, reconciled to totals included in the unaudited condensed consolidated financial statements:

	Contract Revenue	Milestone & Recurring Royalty Revenue	Income (Loss) from Operations	Depreciation and Amortization
For the three months ended March 31, 2012
DDS	$19,460	$10,985	$5,481	$2,594
LSM	23,250	—	2,417	1,941
Corporate	—	—	(9,846)	—
Total	$42,710	$10,985	$(1,948)	$4,535

For the three months ended March 31, 2011
DDS	$21,115	$14,016	$10,699	$2,464
LSM	21,816	—	(378)	1,933
Corporate	—	—	(11,412)	—
Total	$42,931	$14,016	$(1,091)	$4,397

The following table summarizes other information by segment as of and for the three month period ended March 31, 2012:

	DDS	LSM	Total
Total assets	$142,991	$120,378	$263,369
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	625	1,459	2,084

The following table summarizes other information by segment as of and for the year ended December 31, 2011:

	DDS	LSM	Total
Total assets	$146,017	$117,050	$263,067
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	6,578	4,198	10,776

Note 9 — Financial Information by Customer Concentration and Geographic Area

Total contract revenue from DDS’s three largest customers represented approximately 10%, 6% and 5% of DDS’s total contract revenue for the three months ended March 31, 2012, and 12%, 9% and 7% of DDS’s total contract revenue for the three months ended March 31, 2011. Total contract revenue from LSM’s largest customer, GE Healthcare (“GE”), represented 28% and 37% of LSM’s total contract revenue for the three months ended March 31, 2012 and 2011, respectively. GE accounted for approximately 15% and 19% of the Company’s total contract revenue for the three months ended March 31, 2012 and 2011, respectively.

The Company’s total contract revenue for the three months ended March 31, 2012 and 2011 was recognized from customers in the following geographic regions:

	Three Months Ended March 31,
	2012	2011

United States	61%	63%
Europe	22	25
Asia	12	10
Other	5	2

Total	100%	100%

Long-lived assets by geographic region are as follows:

	March 31, 2012	December 31, 2011
United States	$121,385	$123,245
Europe	7,258	10,512
Asia	19,397	19,015
Total long-lived assets	$148,040	$152,772

Note 10 — Legal Proceedings

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

Allegra

The Company, along with Aventis Pharmaceuticals Inc., the U.S. pharmaceutical business of Sanofi, has been involved in legal proceedings with several companies seeking to market or which are currently marketing generic versions of Allegra and Allegra-D. In accordance with the Company’s agreements with Sanofi, Sanofi bears the external legal fees and expenses for these legal proceedings, but in general, the Company must consent to any settlement or other arrangement with any third party. Under those same agreements, the Company will receive royalties from Sanofi on U.S. Patent No. 5,578,610 until its expiration in 2013 and royalties on U.S. Patent No. 5,750,703 until its expiration in 2015, unless those patents are earlier determined to be invalid. Similarly, the Company is entitled to receive royalties from Sanofi on certain foreign patents through 2015, unless those patents are earlier determined to be invalid. The Company is also entitled to receive certain royalties from Sanofi in certain foreign countries through mid 2015, unless certain patents are earlier determined to be invalid.

United States Litigations

Beginning in 2001, Barr Laboratories, Inc., Impax Laboratories, Inc., Mylan Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Dr. Reddy’s Laboratories, Ltd./Dr. Reddy’s Laboratories, Inc., Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., Sandoz Inc., Sun Pharma Global, Inc., Wockhardt and Actavis Mid Atlantic LLC, and Aurolife Pharma LLC and Aurobindo Pharma Ltd. filed Abbreviated New Drug Applications (“ANDAs”) with the Food and Drug Administration (“FDA”) to produce and market generic versions of Allegra products.

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

In June 2011, the Company, Sanofi and Impax Laboratories, Inc. reached a settlement agreement for the above patent infringement litigation relating to Impax (“Impax Settlement”). In conjunction with the Impax Settlement, the Company and Sanofi agreed to amend their license agreement to allow Sanofi to sublicense patents related to ALLEGRA® and ALLEGRA®D-12 to Impax Laboratories, Inc. in the United States.  Additionally, the Company, Sanofi, Mylan Pharmaceuticals, Inc., and Alphapharm reached a settlement agreement of the above patent infringement litigation relating to Mylan and the below noted litigation in Australia against Mylan affiliate Alphapharm (“Mylan Settlement”). In conjunction with the Mylan Settlement, the Company and Sanofi agreed to amend their license agreement to allow Sanofi to sublicense patents related to ALLEGRA® and ALLEGRA®D-12 to Mylan Pharmaceuticals, Inc. in the United States.

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

Note 11 – Fair Value

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

Debt:    The carrying value of long-term debt was approximately equal to fair value at March 31, 2012 and December 31, 2011 due to the resetting dates of the variable interest rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our results of operations and financial condition should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the Notes thereto included within this report. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “intend,” “expect,” “anticipate,” “believe,” and “continue” or similar words and include, but are not limited to, statements concerning pension and postretirement benefit costs, the Company’s relationship with its largest customers, the Company’s collaboration with Bristol-Myers Squibb (“BMS”), future acquisitions, earnings, contract revenues, costs and margins, royalty revenues, patent protection and the ongoing Allegra® patent infringement litigation, Allegra® royalty revenue, government regulation, retention and recruitment of employees, customer spending and business trends, foreign operations, including increasing options and solutions for customers, business growth and the expansion of the Company’s global market, clinical supply manufacturing, management’s strategic plans, drug discovery, product commercialization, license arrangements, research and development projects and expenses, revenue and expense expectations for future periods, long-lived asset impairment, competition and tax rates. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that could cause such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 15, 2012, as updated by Part II Item 1A, “Risk Factors,” in subsequent Forms 10-Q. All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future, except as required by law. References to “AMRI”, the “Company,” “we,” “us,” and “our,” refer to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole.

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

Additionally, with the acquisition of our Burlington, MA facility, we offer our customers a fully integrated manufacturing process for sterile injectable drugs. This includes the development and manufacture of the API, the design of the criteria to formulate the API into an injectable drug product, and the manufacture of the final drug product. We continue to make investments to build and recover our formulation business, as we believe this type of business has significant potential in the drug product world driven by the growth in biologically based compounds which are formulated/manufactured on an aseptic basis.

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

In March 2012, we approved a restructuring plan that ceased all operations at our Budapest, Hungary facility effective March 30, 2012. The goal of the restructuring plan was to advance our continued strategy of increasing global competitiveness and remaining diligent in managing costs by improving efficiency and customer service and by realigning resources to meet shifting customer demand and market preferences.

Our total revenue for the quarter ended March 31, 2012 was $53.7 million, as compared to $56.9 million for the quarter ended March 31, 2011.

Contract services revenue for the first quarter of 2012 was $42.7 million, compared to $42.9 million for the same quarter in 2011. Recurring royalty revenues, which are based on the worldwide sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere, as well as on sales of Sanofi’s over-the-counter product, authorized generics and estimates of sales of Teva’s authorized generics, decreased $3.0 million in the first quarter of 2012 from the first quarter of 2011. Consolidated gross margin was 7.1% for the quarter ended March 31, 2012 as compared to 3.2% for the quarter ended March 31, 2011.

During the three months ended March 31, 2012, cash used by operations was $5.7 million compared to cash used by operations of $10.2 million for the same period of 2011. This change from the three months ended March 31, 2011 resulted primarily from a payment of $4.8 million in the first quarter of 2011 associated with the Company’s arbitration settlement with a supplier. During the three months ended March 31, 2012, we spent $2.2 million in capital expenditures, primarily related to domestic modernization of our lab and production equipment. As of March 31, 2012, we had $8.2 million in unrestricted cash and cash equivalents and $5.4 million in bank and other related debt.

Results of Operations – Three Months ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues

Total contract revenue

Contract revenue consists primarily of fees earned under contracts with our third party customers. Our contract revenues for each of our Discovery/Development/Small Scale Manufacturing (“DDS”) and Large-Scale Manufacturing (“LSM”) segments were as follows:

	Three Months Ended March 31,
(in thousands)	2012	2011

DDS	$19,460	$21,115
LSM	23,250	21,816
Total	$42,710	$42,931

DDS contract revenues for the three months ended March 31, 2012 decreased from the same period in 2011. This decrease was partially due to lower contract revenue for our discovery services of $0.9 million primarily caused by lower demand for our U.S. biology services. Additionally, contract revenue for our development and small-scale manufacturing services decreased $0.7 million as a result of lower demand for our U.S. chemistry development services.

We currently expect DDS contract revenue for full year 2012 to approximate amounts recognized in 2011.

LSM revenue increased for the three months ended March 31, 2012 from the same period in 2011 primarily due to an increase in clinical supply manufacturing services at our Rensselaer, NY facility of $1.1 million, as well as continued improvement of clinical manufacturing services revenue at our Burlington, MA facility. These increases were offset, in part, by a decrease in contract revenue from our intermediate manufacturing in our Aurangabad, India facility as compared to the same period in 2011.

We currently expect LSM contract revenue for full year 2012 to increase from amounts recognized in 2011 driven by robust U.S. commercial API demand, and increase in our Phase III portfolio and improved revenues from our Burlington, MA facility.

Recurring royalty revenue

We earn royalties under our licensing agreement with Sanofi for the active ingredient in Allegra. Royalties were as follows:

Three Months Ended March 31,
2012	2011
(in thousands)
$10,985	$14,016

Recurring royalties are based on the worldwide sales of Allegra®/Telfast, as well as on sales of Sanofi over-the-counter (“OTC”) product and authorized generics. Recurring royalties decreased during the quarter ended March 31, 2012 from the same period in 2011 primarily due to a decrease in royalties recognized from the sales of prescription Allegra® in Japan as a result of a less severe allergy season.

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

Costs and Expenses

Cost of contract revenue

Cost of contract revenue consists primarily of compensation and associated fringe benefits for employees, as well as chemicals, depreciation and other indirect project related costs. Cost of contract revenue for our DDS and LSM segments were as follows:

	Three Months Ended March 31,
Segment	2012	2011
(in thousands)

DDS	$18,840	$19,735
LSM	20,830	21,807
Total	$39,670	$41,542

DDS Gross Margin	3.2%	6.4%
LSM Gross Margin	10.4%	0.0%
Total Gross Margin	7.1%	3.2%

DDS contract revenue gross margin percentage decreased for the three months ended March 31, 2012 compared to contract gross margin percentage for the same period in 2011. The decrease in gross margin percentages for the three months ended March 31, 2012 from the three months ended March 31, 2011 resulted from lower demand for our U.S. biology and development services in relation to our fixed costs, partially offset by cost savings initiatives taken in our U.S. chemistry operations in 2011.

We currently expect DDS contract margins for 2012 to improve over amounts recognized in 2011 due to cost reduction actions implemented in the U.S. in 2011 along with the impact of the closure of our Hungarian operations.

LSM’s contract revenue gross margin percentages improved for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to an increase in margins for our U.S. clinical manufacturing services, as well as an increase in capacity utilization at our large-scale manufacturing facilities worldwide.

We currently expect LSM contract margins for 2012 to improve from amounts recognized in 2011 driven by improved capacity utilization, along with shift in revenues to higher margin commercial products.

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

Three Months Ended March 31,
2012	2011
(in thousands)
$1,099	$1,402

The decrease in technology incentive award expense for the three months ended March 31, 2012 as compared to the same period in 2011 is associated with the decrease in Allegra recurring royalty revenue as discussed above.

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

Research and development expenses were as follows:

Three Months Ended March 31,
2012	2011
(in thousands)
$373	$2,604

R&D expense for the three months ended March 31, 2012 decreased from the same period in 2011 as a result of our strategic decision during the fourth quarter of 2011 to cease R&D operations related to our internal discovery research and development programs, excluding our generics program. R&D expenditures incurred in the first quarter of 2012 related primarily to developing new niche generic products and improving process efficiencies in our manufacturing plants.

We currently expect full year 2012 R&D expense to reduce to approximately $1.0 million, with costs primarily related to developing new niche generic products and improving process efficiencies in our manufacturing plants.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist of compensation and related fringe benefits for selling, marketing, operational and administrative employees, professional service fees, marketing costs and costs related to facilities and information services.

SG&A expenses were as follows:

Three Months Ended March 31,
2012	2011
(in thousands)
$9,846	$11,412

The decrease in SG&A expenses for the three months ended March 31, 2012 from the comparable prior year period is primarily attributable to cost savings actions implemented in the U.S. in 2011. Additionally in the first quarter of 2011 we incurred charges attributable to AMRI Burlington’s remediation efforts.

We currently expect SG&A expenses for 2012 to decrease due to the closure of our Hungarian operations, as well as other cost saving actions implemented in the U.S. in 2011.

Restructuring

Three Months Ended March 31,
2012	2011
(in thousands)
$688	$951

In March 2012, we approved a restructuring plan that ceased all operations at our Budapest, Hungary facility effective March 30, 2012. The goal of the restructuring plan is to advance our continued strategy of increasing global competitiveness and remaining diligent in managing costs by improving efficiency and customer service and by realigning resources to meet shifting customer demand and market preferences. In connection with this closure, the Company recorded a restructuring charge of $0.7 million in its DDS operating segment.  This amount included $0.5 million for termination benefits and $0.2 million for preparing the facility for closure and other administrative costs.  Restructuring charges for the three months ended March 31, 2012 did not include costs associated with terminating the Budapest facility lease.  The Company is currently preparing the Budapest facility for closure and is negotiating the termination of the lease agreement.  The Company currently anticipates completing these lease termination activities in the second half of 2012, at which point additional restructuring charges will be recognized.  The Company currently estimates that lease termination charges associated with its Budapest facility will range between $1.0 million and $2.0 million.

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

Anticipated cash outflow related to the restructurings for the remainder of 2012 is approximately $1.3 million, plus any cash consideration of the Hungary lease term settlement.

Property and Equipment Impairment

Three Months Ended March 31,
2012	2011
(in thousands)
$3,967	$—

In the first quarter of 2012, we recorded property and equipment impairment charges of $4.0 million in our DDS segment associated with the Company’s decision to cease operations at our Budapest, Hungary facility, as discussed above.

Interest expense, net

	Three Months Ended March 31,
(in thousands)	2012	2011

Interest expense	$(146)	$(91)
Interest income	4	52
Interest expense, net	$(142)	$(39)

Net interest expense increased for the three months ended March 31, 2012 from the same period in 2011 due to increased interest rates on our interest bearing liabilities and a decrease in balances of interest bearing assets.

Other (expense) income, net

Three Months Ended March 31,
2012	2011
(in thousands)
$(792)	$39

Other expense for the three months ended March 31, 2012 was primarily due to deferred financing amortization expense related to our prior credit agreement that was amended in June 2011 with a one year term, as well as expense related to the fluctuation in exchange rates associated with foreign currency transactions. Other income for the three months ended March 31, 2011 includes income from purchase accounting adjustments of $0.3 million related to the 2010 AMRI UK and AMRI Burlington acquisitions, offset in part by foreign currency transaction expense related to the fluctuations in exchange rates.

Income tax expense

Three Months Ended March 31,
2012	2011
(in thousands)
$925	$376

Income tax expense increased for the three months ended March 31, 2012 due primarily to the composition of pre-tax losses in relation to the applicable tax rates at our various locations worldwide.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows and proceeds from borrowings. During the first three months of 2012, we used cash of $5.7 million in operating activities. The use of cash from operating activities was primarily due to a rise in both accounts receivable and inventory reflecting customer demand. The Company currently expects to collect the amounts related to the increase in accounts receivable in the second quarter of 2012 and to collect the accounts receivable associated with the sale of the inventory during the second half of 2012. The use of cash from operating activities also includes the temporary issuance of $1.5 million in security deposits at certain of the Company’s leased facilities to replace letters of credit that expired in conjunction with the transition of the Company’s credit facility to its new lender. Upon entering into a new credit agreement in April 2012, new letters of credit were issued under that credit agreement and these temporary cash security deposits will be returned to the Company in the second quarter of 2012.

During the first three months of 2012, cash used in investing activities was $2.0 million, resulting primarily from the acquisition of property and equipment. During the first three months of 2012, we used $4.7 million in financing activities, relating primarily to pledging $4.5 million of cash to collateralize a letter of credit issued by Wells Fargo Bank prior to closing the new credit facility in April 2012, along with payments made on our credit facilities.

Working capital was $65.9 million at March 31, 2012 as compared to $62.6 million as of December 31, 2011.

In June 2011, the Company finalized the renegotiation of its credit agreement, which included repayment of $2.7 million of the then outstanding line of credit. The remaining $7.0 million of the outstanding line of credit was converted into a term loan with a maturity date of June 2012 and quarterly repayments of $0.4 million.

In April 2012, we entered into a $20.0 million credit facility consisting of a 4-year, $5.0 million term loan and a $15.0 million revolving line of credit. We used a portion of the initial proceeds to repay all amounts due under our above mentioned June 2011 credit agreement. As of the closing date of the April 2012 agreement, the Company had $9.5 million of outstanding letters of credit secured by the new line of credit.

Borrowings under this new April 2012 agreement will bear interest at a fluctuating rate equal to (i) in the case of the term loan, the sum of (a) an interest rate equal to daily three month LIBOR, plus (b) 3.25%; and (ii) in the case of advances under the revolving line of credit, the sum of (a) an interest rate equal to daily three month LIBOR, plus (b) 2.75%.

The credit facility entered into in April 2012 contains financial covenants, including certain net cash flow requirements for 2012, a minimum fixed charge coverage ratio commencing in 2013 and extending for the remaining term of the agreement, maximum quarterly year-to-date capital expenditures, minimum domestic unrestricted cash and maximum average monthly cash reserves held at international locations.

The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no material changes to our contractual obligations since December 31, 2011, except for long term debt repayments and the April 2012 credit facility as discussed above and in Note 4 to the condensed consolidated financial statements. As of March 31, 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

We refer to the policies and estimates set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no material changes or modifications to the policies since December 31, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes with respect to the information on Quantitative and Qualitative Disclosures about Market Risk appearing in Part II, Item 7A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to Part 1 – Note 10 to the condensed consolidated financial statements for further details and history on these litigations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part II, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results.

Item 6. Exhibits

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	XBRL (eXtensible Business Reporting Language). The following materials from Albany Molecular Research, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) notes to consolidated financial statements.**

* This certification is not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.

** XBRL (Extensible Business Reporting Language) information is furnished and not deemed filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALBANY MOLECULAR RESEARCH, INC.

Date: May 10, 2012	By:	/s/ Mark T. Frost
Mark T. Frost
Senior Vice President, Administration, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

