Form 10-Q
period 2012-06-30
ALBANY MOLECULAR RESEARCH INC
filed 2012-08-09
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2012
Common Stock, $.01 par value	30,805,968 excluding treasury shares of 5,411,372

ALBANY MOLECULAR RESEARCH, INC.

INDEX

Part I.	Financial Information		3

	Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3

		Condensed Consolidated Statements of Operations	3
		Condensed Consolidated Statements of Comprehensive Income (Loss)	4
		Condensed Consolidated Balance Sheets	5
		Condensed Consolidated Statements of Cash Flows	6
		Notes to Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

	Item 4.	Controls and Procedures	25

Part II.	Other Information		26

	Item 1.	Legal Proceedings	25

	Item 1A.	Risk Factors	26

	Item 6.	Exhibits	26

Signatures			26

Exhibit Index

PART I — FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except for per share data)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Contract revenue	$42,390	$43,497	$85,100	$86,428
Recurring royalties	7,529	7,380	18,514	21,396
Milestone revenue	90	3,000	90	3,000
Total revenue	50,009	53,877	103,704	110,824

Cost of contract revenue	36,251	41,186	75,921	82,728
Technology incentive award	753	791	1,852	2,193
Research and development	231	1,910	604	4,514
Selling, general and administrative	9,841	9,786	19,687	21,198
Restructuring charges	1,439	—	2,127	951
Impairment charges	—	—	3,967	—
Arbitration charge	—	—	—	127
Total operating expenses	48,515	53,673	104,158	111,711

Income (loss) from operations	1,494	204	(454)	(887)

Interest expense, net	(113)	(83)	(255)	(122)
Other income (expense), net	136	(453)	(656)	(414)

Income (loss) before income taxes	1,517	(332)	(1,365)	(1,423)

Income tax expense	1,260	236	2,185	612

Net income (loss)	$257	$(568)	$(3,550)	$(2,035)

Basic income (loss) per share	$0.01	$(0.02)	$(0.12)	$(0.07)

Diluted income (loss) per share	$0.01	$(0.02)	$(0.12)	$(0.07)

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$257	$(568)	$(3,550)	$(2,035)
Unrealized loss on marketable securities, net of taxes	-	(20)	(1)	(19)
Foreign currency translation (loss) gain	(1,294)	678	722	3,420
Net actuarial gain of pension and postretirement benefits	113	74	249	146
Total comprehensive (loss) income	$(924)	$164	$(2,580)	$1,512

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(Dollars and shares in thousands, except for per share data)	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents — unrestricted	$13,395	$19,984
Accounts receivable, net	35,258	30,437
Royalty income receivable	7,005	6,819
Income taxes receivable	3,556	3,407
Inventory	35,879	26,004
Prepaid expenses and other current assets	10,849	10,130
Deferred income taxes	3,319	3,779
Total current assets	109,261	100,560

Property and equipment, net	142,187	149,796

Restricted cash	5,000	—
Intangible assets and patents, net	3,062	2,976
Equity investment in unconsolidated affiliates	956	956
Deferred income taxes	5,563	7,373
Other assets	1,350	1,406
Total assets	$267,379	$263,067

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$27,979	$23,175
Arbitration reserve	3,400	4,082
Deferred revenue and licensing fees	7,170	6,464
Accrued pension benefits	871	1,416
Current installments of long-term debt	418	2,839
Total current liabilities	39,838	37,976

Long-term liabilities:
Long-term debt, excluding current installments	7,587	3,003
Deferred licensing fees	3,571	4,286
Deferred income taxes	829	733
Pension and postretirement benefits	9,168	9,047
Other long-term liabilities	1,385	1,588
Total liabilities	62,378	56,633

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 50,000 shares authorized, 36,223 shares issued as of June 30, 2012, and 36,016 shares issued as of December 31, 2011	362	360
Additional paid-in capital	207,219	206,074
Retained earnings	75,404	78,954
Accumulated other comprehensive loss, net	(11,096)	(12,066)
	271,889	273,322
Less, treasury shares at cost, 5,411 shares as of June 30, 2012 and December 31, 2011	(66,888)	(66,888)
Total stockholders’ equity	205,001	206,434
Total liabilities and stockholders’ equity	$267,379	$263,067

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
(Dollars in thousands)	June 30, 2012	June 30, 2011

Operating activities
Net loss	$(3,550)	$(2,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,900	8,827
Deferred income taxes	1,961	3,041
Impairment and loss on disposal of property, plant and equipment	3,967	3
Stock-based compensation expense	1,066	745
Provision for (recoveries of) bad debt	148	(89)
Loss on disposal of property, plant and equipment	102	—
(Recoveries of) provision for inventory reserves	(214)	964
Changes in assets and liabilities:
Accounts receivable	(4,969)	2,756
Royalty income receivable	(186)	(432)
Inventory	(9,661)	(3,587)
Prepaid expenses and other assets	(1,391)	922
Income taxes receivable	(149)	(2,359)
Accounts payable and accrued expenses	4,011	(6,755)
Deferred revenue and licensing fees	(9)	(5,688)
Pension and postretirement benefits	(41)	4
Other long-term liabilities	(92)	(79)
Net cash used in operating activities	(107)	(3,762)

Investing activities
Purchases of investment securities	—	(1,347)
Proceeds from sales and maturities of investment securities	213	11,772
Purchase of property, plant and equipment	(4,397)	(5,840)
Payments for patent applications and other costs	(317)	(194)
Proceeds from disposal of property, plant and equipment	50	—
Net cash (used in) provided by investing activities	(4,451)	4,391

Financing activities
Change in restricted cash	(5,000)	—
Borrowings on long-term debt	5,000	—
Principal payments on long-term debt	(2,837)	(3,568)
Proceeds from sale of common stock	341	383
Tax benefit of stock based compensation	—	(147)
Net cash used in financing activities	(2,496)	(3,332)

Effect of exchange rate changes on cash flows	465	462

Decrease in cash and cash equivalents	(6,589)	(2,241)

Cash and cash equivalents at beginning of period	19,984	25,747

Cash and cash equivalents at end of period	$13,395	$23,506

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated during consolidation. Assets and liabilities of non-U.S. operations are translated at period-end rates of exchange, and the statements of operations are translated at the average rates of exchange for the period. Unrealized gains or losses resulting from translating non-U.S. currency financial statements are recorded in accumulated other comprehensive loss, net in the accompanying unaudited condensed consolidated balance sheets.

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

Fixed-Fee. Under a fixed-fee contract the Company charges a fixed agreed upon amount for a deliverable. Fixed-fee contracts have fixed deliverables upon completion of the project. Typically, the Company recognizes revenue for fixed-fee contracts after projects are completed, delivery is made and title transfers to the customer, and collection is reasonably assured. In certain instances, the Company’s customers request that the Company retain materials produced upon completion of the project due to the fact that the customer does not have a qualified facility to store those materials or for other reasons. In these instances, the revenue recognition process is considered complete when project documents (batch records, Certificates of Analysis, etc.) have been delivered to the customer and collection is reasonably assured.

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

Note 2 — Earnings Per Share

Both basic and diluted weighted average shares outstanding were 30,266 and 30,202 for the three and six months ended June 30, 2012 and 29,941 and 29,888 for the three and six months ended June 30, 2011.

The Company has excluded all outstanding stock options and non-vested restricted shares from the calculation of diluted earnings per share for the six months ended June 30, 2012 and the three and six months ended June 30, 2011 because the net loss causes these outstanding stock options and non-vested restricted shares to be anti-dilutive. The weighted average number of anti-dilutive options and restricted shares outstanding (before the effects of the treasury stock method) was 2,823 and 1,601 for the three months ended June 30, 2012 and 2011, respectively and 2,906 and 1,677 for the six months ended June 30, 2012 and 2011, respectively.

Note 3 — Inventory

Inventory consisted of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Raw materials	$9,435	$6,030
Work in process	5,220	3,050
Finished goods	21,224	16,924
Total.	$35,879	$26,004

Note 4 –Debt and restricted cash

Debt

In April 2012, the Company entered into a $20,000 credit facility consisting of a 4-year, $5,000 term loan and a $15,000 revolving line of credit. The Company used a portion of the initial proceeds to repay all amounts due under its prior credit agreement. As of June 30, 2012, the Company had $9,200 of outstanding letters of credit secured by the new line of credit.

Borrowings under this new April 2012 agreement will bear interest at a fluctuating rate equal to (i) in the case of the term loan, the sum of (a) an interest rate equal to daily three month LIBOR, plus (b) 3.25%; and (ii) in the case of advances under the revolving line of credit, the sum of (a) an interest rate equal to daily three month LIBOR, plus (b) 2.75%. As of June 30, 2012, the interest rate on the outstanding term loan was 3.75%.

The credit facility contains financial covenants, including certain net cash flow requirements for 2012, a minimum fixed charge coverage ratio commencing in 2013 and extending for the remaining term of the agreement, maximum quarterly year-to-date capital expenditures, minimum monthly domestic unrestricted cash and maximum average monthly cash reserves held at international locations. As of June 30, 2012, the Company was in compliance with its current financial covenants.

The Company maintains variable interest rate industrial development authority (“IDA”) bonds due in increasing annual installments through 2021. Interest payments are due monthly with a current interest rate of 0.28% at June 30, 2012. The amount outstanding as of June 30, 2012 was $2,990.

The following table summarizes long-term debt:

	June 30, 2012	December 31, 2011
Term loan	$5,000	$2,550
Industrial development authority bonds	2,990	3,275
Miscellaneous loan	15	17
	8,005	5,842
Less current portion	(418)	(2,839)
Total long-term debt	$7,587	$3,003

The aggregate maturities of long-term debt at June 30, 2012 are as follows:

2012 (remainder)	$2
2013	775
2014	1,024
2015	1,029
2016	1,034
Thereafter	4,141
Total	$8,005

Restricted cash

Upon entering into a new credit agreement in April 2012, the Company was required to maintain a $5,000 restricted cash balance to partially collateralize the revolving line of credit.

Note 5 — Restructuring and Impairment

In March 2012, the Company approved a restructuring plan that ceased all operations at its Budapest, Hungary facility effective March 30, 2012. The goal of the restructuring plan is to advance the Company’s continued strategy of increasing global competitiveness and remaining diligent in managing costs by improving efficiency and customer service and by realigning resources to meet shifting customer demand and market preferences. In connection with this closure, the Company recorded a restructuring charge in its DDS operating segment of $672 in the first quarter of 2012 and $1,255 in the second quarter of 2012.  These amounts included $1,337 for termination benefits and $590 for preparing the facility for closure and other administrative costs.  Restructuring charges for the six months ended June 30, 2012 did not include costs associated with terminating the Budapest facility lease.  The Company is currently preparing the Budapest facility for closure and is negotiating the termination of the lease agreement.  The Company currently anticipates completing these lease termination activities in the second half of 2012, at which point additional restructuring charges will be recognized.  The Company currently estimates that lease termination charges associated with its Budapest facility will range between $1,000 and $2,000.

In conjunction with the decision to cease operations at the Company’s Budapest, Hungary facility as discussed above, the Company also recorded property and equipment impairment charges of $3,967 in our DDS segment in the first quarter of 2012. These charges are included under the caption “Property and equipment impairment charges” on the consolidated statement of operations for the six months ended June 30, 2012.

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

In December 2011, the Company initiated a restructuring plan at one of its U.S. locations which included actions to further reduce the Company's workforce, right size capacity, and reduce operating costs. These actions were implemented to better align the business to current and expected market conditions and are expected to improve the Company's overall cost competitiveness and increase cash flow generation. The workforce reduction primarily affected certain positions associated with the Company’s elimination of internal R&D activities.  As a result of the workforce reduction, the Company will be terminating the lease of one of its U.S. facilities which will result in a reduction in annual operating expenses related to this facility.  As a result of this restructuring, the Company recorded restructuring charges in the DDS operating segment of $200 in the first half of 2012 and $320 in the fourth quarter of 2011.

The following table displays the restructuring activity and liability balances for the six months ended June 30, 2012:

	Balance at December 31, 2011	Charges/ (reversals)	Paid Amounts	Foreign Currency Translation Adjustments	Balance at June 30, 2012
Termination benefits and personnel realignment	$456	950	(758)	(2)	646
Lease termination and relocation charges	1,128	924	(1,280)	-	772
Other	354	253	(521)	4	90
Total	$1,938	2,127	(2,559)	2	$1,508

Termination benefits and personnel realignment costs relate to severance packages, outplacement services, and career counseling for employees affected by the restructuring. Lease termination charges relate to costs associated with exiting a facility, net of estimated sublease income.

Restructuring charges are included under the caption “Restructuring charges” in the consolidated statement of operations for the three and six months ended June 30, 2012 and 2011 and the restructuring liabilities are included in “Accounts payable and accrued expenses” and “other long-term liabilities” on the consolidated balance sheet at June 30, 2012 and December 31, 2011.

Anticipated cash outflow related to the restructurings for the remainder of 2012 is approximately $1,289, plus any cash consideration of the Hungary lease term settlement.

Note 6 —Intangible Assets

The components of intangible assets are as follows:

	Cost	Accumulated Amortization	Net	Amortization Period
June 30, 2012
Patents and Licensing Rights	$4,099	$(1,520)	$2,579	2-16 years
Customer Relationships	815	(332)	483	5 years
	$4,914	$(1,852)	$3,062

December 31, 2011
Patents and Licensing Rights	$3,756	$(1,343)	$2,413	2-16 years
Customer Relationships	815	(252)	563	5 years
Total	$4,571	$(1,595)	$2,976

Amortization expense related to intangible assets was $108 and $135 for the three months ended June 30, 2012 and 2011, respectively, and $225 and $254 for the six months ended June 30, 2012 and 2011, respectively.

The following chart represents estimated future annual amortization expense related to intangible assets:

Year ending December 31,
2012 (remaining)	$297
2013	405
2014	399
2015	242
2016	211
Thereafter	1,508
Total	$3,062

Note 7 — Share-Based Compensation

During the three and six months ended June 30, 2012, the Company recognized total share based compensation cost of $527 and $1,066, respectively, as compared to total share based compensation cost for the three and six months ended June 30, 2011 of $386 and $745, respectively.

The Company grants share-based compensation, including restricted shares, under its 2008 Stock Option and Incentive Plan, as well as its 1998 Employee Stock Purchase Plan.

Restricted Stock

A summary of unvested restricted stock activity as of June 30, 2012 and changes during the six months then ended is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding, January 1, 2012	561	$7.14
Granted	85	$2.93
Vested	(100)	$8.96
Forfeited	(15)	$6.37
Outstanding, June 30, 2012	531	$6.15

The weighted average fair value of restricted shares per share granted during the six months ended June 30, 2012 and 2011 was $2.93 and $5.22, respectively. As of June 30, 2012, there was $2,318 of total unrecognized compensation cost related to unvested restricted shares. That cost is expected to be recognized over a weighted-average period of 2.4 years.

Stock Options

The fair value of each stock option award is estimated at the date of grant using the Black-Scholes valuation model based on the following assumptions:

	For the Six Months Ended
	June 30, 2012	June 30, 2011
Expected life in years	5	5
Risk free interest rate	0.88%	1.92%
Volatility	57%	56%
Dividend yield	—	—

A summary of stock option activity under the Company’s Stock Option and Incentive Plans as of June 30, 2012 and changes during the six month period then ended is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2012	2,762	$7.58
Granted	330	2.86
Exercised	—	—
Forfeited	(113)	10.70
Expired	(131)	25.13
Outstanding, June 30, 2012	2,848	$6.11	7.4	$306
Options exercisable, June 30, 2012	994	$11.63	3.9	$—

The weighted average fair value of stock options granted for the six months ended June 30, 2012 and 2011 was $1.40 and $2.54, respectively. As of June 30, 2012, there was $2,379 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.4 years.

Employee Stock Purchase Plan

During the six months ended June 30, 2012 and 2011, 93 and 67 shares, respectively, were issued under the Company’s 1998 Employee Stock Purchase Plan.

During the six months ended June 30, 2012 and 2011, cash received from stock option exercises and employee stock purchases was $341 and $383, respectively. The actual tax benefit realized for the tax deductions from share based compensation was $0 and $147 for the six months ended June 30, 2012 and 2011.

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

The following table contains earnings data by operating segment, reconciled to totals included in the unaudited condensed consolidated financial statements:

	Contract Revenue	Milestone & Recurring Royalty Revenue	Income (Loss) from Operations	Depreciation and Amortization
For the three months ended June 30, 2012
DDS	$16,657	$7,529	$5,528	$2,447
LSM	25,733	90	5,807	1,918
Corporate	—	—	(9,841)	—
Total	$42,390	$7,619	$1,494	$4,365

For the three months ended June 30, 2011
DDS	$18,029	$10,380	$7,961	$2,576
LSM	25,468	—	2,029	1,854
Corporate	—	—	(9,786)	—
Total	$43,497	$10,380	$204	$4,430

	Contract Revenue	Milestone & Recurring Royalty Revenue	Income (Loss) from Operations	Depreciation and Amortization
For the six months ended June 30, 2012
DDS	$36,117	$18,514	$11,009	$5,041
LSM	48,983	90	8,224	3,859
Corporate	—	—	(19,687)	—
Total	$85,100	$18,604	$(454)	$8,900

For the six months ended June 30, 2011
DDS	$39,144	$24,396	$18,660	$5,040
LSM	47,284	—	1,651	3,787
Corporate	—	—	(21,198)	—
Total	$86,428	$24,396	$(887)	$8,827

The following table summarizes other information by segment as of and for the six month period ended June 30, 2012:

	DDS	LSM	Total
Total assets	$139,605	$127,774	$267,379
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	1,523	2,874	4,397

The following table summarizes other information by segment as of and for the year ended December 31, 2011:

	DDS	LSM	Total
Total assets	$146,017	$117,050	$263,067
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	6,578	4,198	10,776

Note 9 — Financial Information by Customer Concentration and Geographic Area

Total contract revenue from DDS’s three largest customers represented approximately 9%, 8% and 6% of DDS’s total contract revenue for the three months ended June 30, 2012, and 11%, 9% and 8% of DDS’s total contract revenue for the three months ended June 30, 2011. Total contract revenue from DDS’s three largest customers represented approximately 10%, 7% and 5% of DDS’s total contract revenue for the six months ended June 30, 2012 and 11%, 8% and 7% for the six months ended June 30, 2011. Total contract revenue from LSM’s largest customer, GE Healthcare (“GE”), represented 23% and 20% of LSM’s total contract revenue for the three months ended June 30, 2012 and 2011, respectively. Total contract revenue from GE represented 25% and 28% of LSM’s total contract revenue for the six months ended June 30, 2012 and 2011, respectively. GE accounted for approximately 15% of the Company’s total contract revenue for both the six months ended June 30, 2012 and 2011.

The Company’s total contract revenue for the three and six months ended June 30, 2012 and 2011 was recognized from customers in the following geographic regions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

United States	57%	55%	59%	59%
Europe	20	25	20	18
Asia	21	17	17	21
Other	2	3	4	2

Total	100%	100%	100%	100%

Long-lived assets by geographic region are as follows:

	June 30, 2012	December 31, 2011
United States	$119,723	$123,245
Asia	19,008	19,015
Europe	6,518	10,512
Total long-lived assets	$145,249	$152,772

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

United States Litigations

Beginning in 2001, Barr Laboratories, Inc., Impax Laboratories, Inc., Mylan Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Dr. Reddy’s Laboratories, Ltd./Dr. Reddy’s Laboratories, Inc., Ranbaxy Laboratories Ltd./Ranbaxy Pharmaceuticals Inc., Sandoz Inc., Sun Pharma Global, Inc., Wockhardt and Actavis Mid Atlantic LLC, and AurolifePharma LLC and AurobindoPharma Ltd. filed Abbreviated New Drug Applications (“ANDAs”) with the Food and Drug Administration (“FDA”) to produce and market generic versions of Allegra products.

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

International Litigations

In 2007, the Company filed patent infringement lawsuits in Australia against Alphapharm Pty Ltd., Arrow Pharmaceuticals Pty Ltd, Chemists’ Own Pty Ltd, and Sigma Pharmaceuticals Limited based on Australian Patent No. 699,799.  These matters were heard in a consolidated trial in November and December 2010. On February 17, 2011, the Court ruled that the defendants are not liable for infringement because the asserted claims of the Australian Patent No. 699,799 are invalid for lack of novelty and false suggestion. An appeal has been filed with regard to the ruling in the case against Arrow. The action against Alphapharm was settled as part of the Mylan Settlement, with Alphapharm receiving a sublicense to sell its products in Australia and New Zealand. The Company has also settled its suit against Arrow Pharmaceuticals Pty Ltd, Chemists’ Own Pty Ltd, and Sigma Pharmaceuticals Limited, with those parties receiving a sublicense to sell their products in Australia. Notwithstanding the court’s ruling of non-infringement, the Company continues to receive royalties on sales of the Allegra products in Australia.

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

The Company did not use any level 3 inputs in measuring the fair value of any of its financial instruments in the six months ended June 30, 2012.

The Company determines its fair value of financial instruments using the following methods and assumptions:

Cash and cash equivalents, restricted cash, receivables, and accounts payable: The carrying amounts reported in the consolidated balance sheets approximate their fair value because of the short maturities of these instruments.

Debt: The carrying value of long-term debt was approximately equal to fair value at June 30, 2012 and December 31, 2011 due to the resetting dates of the variable interest rates.

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

Additionally, we offer our customers a fully integrated manufacturing process for sterile injectable drugs. This includes the development and manufacture of the API, the design of the criteria to formulate the API into an injectable drug product, and the manufacture of the final drug product. We continue to make investments to build and recover our formulation business, as we believe this type of business has significant potential in the drug product world driven by the growth in biologically based compounds which are formulated/manufactured on an aseptic basis.

In addition to providing our customers our hybrid services model for outsourcing, we now offer the option of insourcing. With our world class expertise in managing high performing groups of scientists, this option allows us to embed our scientists into the customer’s facility allowing the customer to cost effectively leverage their unused laboratory space.

As our customers continue to seek innovative new strategies for R&D efficiency and productivity, we are aggressively realigning our business and resources to address their needs. To that end, we have launched AMRI SMARTSOURCING™, a cross functional approach that maximizes the strengths of both insourcing and outsourcing, by leveraging AMRI’s people, know-how, facilities, expertise and global project management to provide exactly what is needed across the discovery or development process. We have also streamlined our sales and marketing organization to optimize cross-selling opportunities and, enhanced our commitment to quality with the appointment of key personnel at our Burlington aseptic services facility, both underscoring our dedication to client service. Our improved organizational structure, combined with more focused marketing efforts should enable us to continue to drive long term growth and profitability.”

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

Our total revenue for the quarter ended June 30, 2012 was $50.0 million, as compared to $53.9 million for the quarter ended June 30, 2011.

Contract services revenue for the second quarter of 2012 was $42.4 million, compared to $43.5 million for the same quarter in 2011. Recurring royalty revenues, which are based on the worldwide sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere, as well as on sales of Sanofi’s over-the-counter product, authorized generics and estimates of sales of Teva’s authorized generics, increased 2% in the second quarter of 2012 from the same period in 2011. Consolidated gross margin was 14.5% for the quarter ended June 30, 2012 as compared to 5.3% for the quarter ended June 30, 2011.

During the six months ended June 30, 2012, cash used in operations was $0.1 million compared to cash used in operations of $3.8 million for the same period of 2011. This change from the six months ended June 30, 2011 resulted primarily from a payment of $4.8 million in the first quarter of 2011 associated with the Company’s arbitration settlement with a supplier. During the six months ended June 30, 2012, we spent $4.4 million in capital expenditures, primarily related to domestic modernization of our lab and production equipment. As of June 30, 2012, we had $13.4 million in unrestricted cash and cash equivalents and $8.0 million in bank and other related debt.

Results of Operations – Three and Six Months ended June 30, 2012 Compared to Three and Six Months Ended June 30, 2011

Revenues

Total contract revenue

Contract revenue consists primarily of fees earned under contracts with our third party customers. Our contract revenues for each of our Discovery/Development/Small Scale Manufacturing (“DDS”) and Large-Scale Manufacturing (“LSM”) segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011

DDS	$16,657	$18,029	$36,117	$39,144
LSM	25,733	25,468	48,983	47,284
Total	$42,390	$43,497	$85,100	$86,428

The decrease in DDS contract revenue for the three and six months ended June 30, 2012 from the same periods in 2011 is primarily due to lower contract revenue for our development and small-scale manufacturing services of $1.0 million and $1.7 million, respectively, as a result of lower demand for our U.S. chemistry development services. Additionally, contract revenue for our discovery services in the three and six months ended June 30, 2012 decreased $0.4 million and $1.3 million, respectively, from the same period in 2011 primarily caused by lower demand for our U.S. biology services, along with decreased revenues due to the closure of our Hungarian operations. These decreases were offset in part by higher demand for our U.S. chemistry discovery services.

We currently expect DDS contract revenue for full year 2012 to approximate amounts recognized in 2011.

LSM contract revenue remained flat for the three months ended June 30, 2012 and increased for the six months ended June 30, 2012 from the same periods in 2011. The increase for the six months ended June 30, 2012 was primarily due to an increase in clinical supply manufacturing services at our Rensselaer, NY facility of $1.1 million, as well as continued improvement in clinical manufacturing services revenue at our Burlington, MA facility. These increases were offset, in part, by a decrease in contract revenue from our intermediate manufacturing in our Aurangabad, India facility as compared to the same period in 2011.

We currently expect LSM contract revenue for full year 2012 to significantly increase from amounts recognized in 2011 driven by robust U.S. commercial API demand, an increase in our Phase III portfolio, and improved revenues from our Burlington, MA and UK facilities.

Recurring royalty revenue

We earn royalties under our licensing agreement with Sanofi for the active ingredient in Allegra. Royalties were as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2012	2011	2012	2011
(in thousands)

$7,529	$7,380	$18,514	$21,396

Recurring royalties are based on the worldwide sales of Allegra®/Telfast, as well as on sales of Sanofi over-the-counter (“OTC”) product and authorized generics. Recurring royalties increased slightly during the quarter ended June 30, 2012 from the same period in 2011.

Recurring royalties decreased for the six months ended June 30, 2012 from the same period in 2011 primarily due to a decrease in royalties recognized from the sales of prescription Allegra® in Japan in the first quarter of 2012 as a result of a less severe allergy season.

We currently expect full year 2012 recurring royalties to decrease from amounts recognized in 2011. We are anticipating recurring royalties to increase in the second half of 2012 from amounts recognized in the same period of 2011 as amounts in 2011 were impacted by prescription inventory reductions and marketing incentives associated with the OTC launch.

The recurring royalties we receive on the sales of Allegra®/Telfast have historically provided a material portion of our revenues, earnings and operating cash flows. We continue to develop our business in an effort to supplement the revenues, earnings and operating cash flows that have historically been provided by Allegra®/Telfast royalties.

Milestone revenue

Three Months Ended June 30,		Six Months Ended June 30,
2012	2011	2012	2011
(in thousands)

$90	$3,000	$90	$3,000

Milestone revenue for the three and six months ended June 30, 2012 was recognized in conjunction with a development and supply agreement at the Company’s Rensselaer, NY manufacturing facility.

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

Costs and Expenses

Cost of contract revenue

Cost of contract revenue consists primarily of compensation and associated fringe benefits for employees, as well as chemicals, depreciation and other indirect project related costs. Cost of contract revenue for our DDS and LSM segments were as follows:

Segment	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011

DDS	$16,308	$17,927	$35,148	$37,662
LSM	19,943	23,259	40,773	45,066
Total	$36,251	$41,186	$75,921	$82,728

DDS Gross Margin	2.1%	0.6%	2.7%	3.8%
LSM Gross Margin	22.5%	8.7%	16.8%	4.7%
Total Gross Margin	14.5%	5.3%	10.8%	4.3%

DDS contract revenue gross margin percentage increased for the three months ended June 30, 3012 compared to the same period in 2011 as a result of cost savings initiatives taken in our U.S chemistry operations in 2011, as well as the impact of the closure of our Hungarian operations in 2012.

DDS contract revenue gross margin percentage decreased for the six months ended June 30, 2012 compared to contract gross margin percentage for the same period in 2011 as a result of lower demand for our U.S. biology and development services in relation to our fixed costs, partially offset by cost savings initiatives taken in our U.S. chemistry operations and the closure of our Hungarian operations.

We currently expect DDS contract margins for 2012 to improve over amounts recognized in 2011 due to cost reduction actions implemented in the U.S. in 2011 along with the impact of the closure of our Hungarian operations as well as an increase in U.S. chemistry services revenue in the second half of 2012.

LSM’s contract revenue gross margin percentages improved for the three and six months ended June 30, 2012 compared to the same period in 2011 primarily due to an increase in sales of higher margin products for our U.S. manufacturing services, as well as an increase in capacity utilization at our large-scale manufacturing facilities worldwide as we progress toward fulfilling customer orders that we expect to complete in the second half of 2012.

We currently expect LSM contract margins for 2012 to significantly improve from amounts recognized in 2011 driven by improved capacity utilization, along with shift in revenues to higher margin commercial products.

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

Three Months Ended June 30,		Six Months Ended June 30,
2012	2011	2012	2011
(in thousands)

$753	$791	$1,852	$2,193

Technology incentive award expense for the three months ended June 30, 2012 remained consistent with expense recognized for the same period in 2011. The decrease in technology incentive award expense for the six months ended June 30, 2012 as compared to the same period in 2011 is associated with the decrease in Allegra recurring royalty revenue as discussed above.

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

Research and development expenses were as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2012	2011	2012	2011
(in thousands)

$231	$1,910	$604	$4,514

R&D expense for the three and six months ended June 30, 2012 decreased from the same periods in 2011 as a result of our strategic decision during the fourth quarter of 2011 to cease R&D operations related to our internal discovery research and development programs, excluding our generics program. R&D expenditures incurred in the first half of 2012 related primarily to developing new niche generic products and improving process efficiencies in our manufacturing plants.

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

SG&A expenses were as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2012	2011	2012	2011
(in thousands)

$9,841	$9,786	$19,687	$21,198

SG&A expenses remained flat for the three months ended June 30, 2012 when compared to the same period in 2011. The decrease in SG&A expenses for the six months ended June 30, 2012 from the comparable prior year period is primarily attributable to cost savings actions implemented in the U.S. in 2011. Additionally, in the first half of 2011 we incurred charges attributable to AMRI Burlington’s remediation efforts to remediate certain issues identified during an inspection by the FDA in 2010.

We currently expect SG&A expenses for 2012 to decrease due to the closure of our Hungarian operations, as well as other cost saving actions implemented in the U.S. in 2011.

Restructuring

Three Months Ended June 30,		Six Months Ended June 30,
2012	2011	2012	2011
(in thousands)

$1,439	$-	$2,127	$951

In March 2012, we approved a restructuring plan that ceased all operations at our Budapest, Hungary facility effective March 30, 2012. The goal of the restructuring plan is to advance our continued strategy of increasing global competitiveness and remaining diligent in managing costs by improving efficiency and customer service and by realigning resources to meet shifting customer demand and market preferences. In connection with this closure, the Company recorded a restructuring charge of $1.9 million in its DDS operating segment in the first half of 2012.  This amount included $1.3 million for termination benefits and $0.6 million for preparing the facility for closure and other administrative costs.  Restructuring charges for the six months ended June 30, 2012 did not include costs associated with terminating the Budapest facility lease.  The Company is currently preparing the Budapest facility for closure and is negotiating the termination of the lease agreement.  The Company currently anticipates completing these lease termination activities in the second half of 2012, at which point additional restructuring charges will be recognized.  The Company currently estimates that lease termination charges associated with its Budapest facility will range between $1.0 million and $2.0 million.

In December 2011, we initiated a restructuring plan at one of our U.S. locations which included actions to further reduce our workforce, right size capacity, and reduce operating costs. These actions were implemented to better align the business to current and expected market conditions and are expected to improve our overall cost competitiveness and increase cash flow generation. The workforce reduction primarily affected certain positions associated with our elimination of internal R&D activities.  As a result of the workforce reduction, we will be terminating the lease of one of our U.S. facilities which will result in a reduction in annual operating expenses related to this facility.  As a result of this restructuring, we recorded a restructuring charge in the DDS operating segment of $0.3 million in the fourth quarter of 2011 and $0.2 million in the second quarter of 2012.

Anticipated cash outflow related to the restructurings for the remainder of 2012 is approximately $1.3 million, plus any cash consideration of the Hungary lease term settlement.

Property and Equipment Impairment

Three Months Ended June 30,		Six Months Ended June 30,
2012	2011	2012	2011
(in thousands)

$—	$—	$3,967	$—

In the first quarter of 2012, we recorded property and equipment impairment charges of $4.0 million in our DDS segment associated with the Company’s decision to cease operations at our Budapest, Hungary facility, as discussed above.

Interest expense, net

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011

Interest expense	$(116)	$(174)	$(262)	$(265)
Interest income	3	91	7	143
Interest expense, net	$(113)	$(83)	$(255)	$(122)

Net interest expense increased for the three and six months ended June 30, 2012 from the same period in 2011 due to increased interest rates on our interest bearing liabilities and a decrease in balances of interest bearing assets.

Other income (expense), net

Three Months Ended June 30,		Six Months Ended June 30,
2012	2011	2012	2011
(in thousands)

$136	$(453)	$(656)	$(414)

Other income for the three months ended June 30, 2012 was primarily due to income related to the fluctuation in exchange rates associated with foreign currency transactions. Other expense for the six months ended June 30, 2012 was primarily due to deferred financing amortization expense related to our prior credit agreement that was amended in June 2011 with a one year term.

Other expense for the three and six months ended June 30, 2011 was primarily due to changes in rates associated with foreign currency transactions. Other expense for the six months ended June 30, 2011 was offset in part by income from purchase accounting adjustments in the first quarter of $0.3 million related to the 2010 AMRI UK and AMRI Burlington acquisitions.

Income tax expense

Three Months Ended June 30,		Six Months Ended June 30,
2012	2011	2012	2011
(in thousands)

$1,260	$236	$2,185	$612

Income tax expense increased for the three and six months ended June 30, 2012 due primarily to the composition of pre-tax losses in relation to the applicable tax rates at our various locations worldwide.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows and proceeds from borrowings. During the first six months of 2012, we used cash of $0.1 million in operating activities. The use of cash from operating activities includes an increase in inventory of $9.9 million. The Company currently expects to sell this inventory during the second half of 2012 and collect the accounts receivable associated with the sale of this inventory thereafter.

During the first six months of 2012, cash used in investing activities was $4.5 million, resulting primarily from the acquisition of property and equipment. During the first six months of 2012, we used $2.5 million in financing activities, relating primarily to pledging $5.0 million of cash to collateralize our revolving line of credit issued in conjunction with our credit facility executed in April 2012, partially offset by net proceeds from the term loan issued under this agreement.

Working capital was $69.4 million at June 30, 2012 as compared to $62.6 million as of December 31, 2011.

In April 2012, we entered into a $20.0 million credit facility consisting of a 4-year, $5.0 million term loan and a $15.0 million revolving line of credit. As of June 30, 2012, the Company had $9.2 million of outstanding letters of credit secured by the new line of credit.

Borrowings under this agreement bear interest at a fluctuating rate equal to (i) in the case of the term loan, the sum of (a) an interest rate equal to daily three month LIBOR, plus (b) 3.25%; and (ii) in the case of advances under the revolving line of credit, the sum of (a) an interest rate equal to daily three month LIBOR, plus (b) 2.75%. As of June 30, 2012, the interest rate on the outstanding term loan was 3.75%.

The credit facility contains financial covenants, including certain net cash flow requirements for 2012, a minimum fixed charge coverage ratio commencing in 2013 and extending for the remaining term of the agreement, maximum quarterly year-to-date capital expenditures, minimum monthly domestic unrestricted cash and maximum average monthly cash reserves held at international locations. As of June 30, 2012, the Company was in compliance with its current financial covenants.

The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no material changes to our contractual obligations since December 31, 2011, except for long term debt repayments and the April 2012 credit facility as discussed above and in Note 4 to the condensed consolidated financial statements. As of June 30, 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to Part 1 – Note 10 to the condensed consolidated financial statements for further details and history on the Company’s material litigation.

Item 1A. Risk Factors

In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part II, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results.

Item 6. Exhibits

Exhibit
Number	Description

10.1	Amended and Restated Employment Agreement, dated as of April 5, 2012, by and between the Company and Thomas E. D’Ambra, Ph.D. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2012)***

10.2	Amended and Restated Employment Agreement, dated as of April 5, 2012, by and between the Company and Mark T. Frost (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2012)***

10.3	Amended and Restated Employment Agreement, dated as of April 5, 2012, by and between the Company and Steven R. Hagen, Ph.D. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2012)***

10.4	Amended and Restated Employment Agreement, dated as of April 5, 2012, by and between the Company and Bruce J. Sargent, Ph.D. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2012)***

10,5	Amended and Restated Employment Agreement, dated as of April 5, 2012, by and between the Company and Lori M. Henderson (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2012)***

10.6	Credit and Security Agreement dated April 11, 2012, by and among Albany Molecular Research, Inc., AMRI Rensselaer, Inc., AMRI Burlington, Inc., AMRI Bothell Research Center, Inc. and Wells Fargo Bank, National Association. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2012)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	XBRL (eXtensible Business Reporting Language). The following materials from Albany Molecular Research, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) notes to consolidated financial statements.**

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

*** Denotes management contract of compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALBANY MOLECULAR RESEARCH, INC.

Date: August 9, 2012	By:	/s/ Mark T. Frost
Mark T. Frost
Senior Vice President, Administration, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

