Form 10-Q/A
period 2012-06-30
ALBANY MOLECULAR RESEARCH INC
filed 2012-08-20
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2012, as filed with the Securities and Exchange Commission on August 9, 2012, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T within the 30 day grace period provided. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q other than the furnishing of the exhibit described above. This Amendment No. 1 does not reflect any events that may have occurred subsequent to the original filing date of the Form 10-Q, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.  Exhibits

Exhibit No.	Description
10.1	Amended and Restated Employment Agreement, dated as of April 5, 2012, by and between the Company and Thomas E. D’Ambra, Ph.D. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2012)***

10.2	Amended and Restated Employment Agreement, dated as of April 5, 2012, by and between the Company and Mark T. Frost (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2012)***

10.3	Amended and Restated Employment Agreement, dated as of April 5, 2012, by and between the Company and Steven R. Hagen, Ph.D. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2012)***

10.4	Amended and Restated Employment Agreement, dated as of April 5, 2012, by and between the Company and Bruce J. Sargent, Ph.D. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2012)***

10,5	Amended and Restated Employment Agreement, dated as of April 5, 2012, by and between the Company and Lori M. Henderson (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2012)***

10.6	Credit and Security Agreement dated April 11, 2012, by and among Albany Molecular Research, Inc., AMRI Rensselaer, Inc., AMRI Burlington, Inc., AMRI Bothell Research Center, Inc. and Wells Fargo Bank, National Association. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2012)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.┼

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.┼

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	XBRL (eXtensible Business Reporting Language). The following materials from Albany Molecular Research, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows and (v) notes to consolidated financial statements.**

┼ Previously filed.

* Previously furnished.

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

ALBANY MOLECULAR RESEARCH, INC.

Date: August 20, 2012	By:	/s/ Thomas E. D’Ambra
Thomas E. D’Ambra
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 20, 2012	By:	/s/ Mark T. Frost
Mark T. Frost
Senior Vice President, Administration, Chief Financial Officer
and Treasurer
(Duly Authorized Officer and Principal Financial Officer)