Form 10-Q
period 2012-09-30
ALBANY MOLECULAR RESEARCH INC
filed 2012-11-09
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2012
Common Stock, $.01 par value	30,924,480 excluding treasury shares of 5,411,372

ALBANY MOLECULAR RESEARCH, INC.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except for per share data)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Contract revenue	$45,627	$43,771	$130,727	$130,199
Recurring royalties	9,393	6,458	27,907	27,854
Milestone revenue	750	—	840	3,000
Total revenue	55,770	50,229	159,474	161,053

Cost of contract revenue	43,660	45,388	119,581	128,116
Technology incentive award	621	646	2,473	2,839
Research and development	196	1,608	800	6,122
Selling, general and administrative	10,774	10,504	30,461	31,702
Restructuring charges	1,616	─	3,743	951
Impairment charges	─	─	3,967	─
Arbitration charge	─	─	─	127
Total operating expenses	56,867	58,146	161,025	169,857

Loss from operations	(1,097)	(7,917)	(1,551)	(8,804)

Interest expense, net	(109)	(205)	(364)	(327)
Other (expense) income, net	(445)	547	(1,101)	133

Loss before income taxes	(1,651)	(7,575)	(3,016)	(8,998)

Income tax expense (benefit)	492	(1,723)	2,677	(1,111)

Net loss	$(2,143)	$(5,852)	$(5,693)	$(7,887)

Basic loss per share	$(0.07)	$(0.19)	$(0.19)	$(0.26)

Diluted loss per share	$(0.07)	$(0.19)	$(0.19)	$(0.26)

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(2,143)	$(5,852)	$(5,693)	$(7,887)
Unrealized loss on marketable securities, net of taxes	—	(4)	(1)	(23)
Foreign currency translation gain (loss)	1,010	(5,517)	1,732	(2,097)
Net actuarial gain of pension and postretirement benefits	124	96	373	242
Total comprehensive loss	$(1,009)	$(11,277)	$(3,589)	$(9,765)

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(Dollars and shares in thousands, except for per share data)	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents ─ unrestricted	$15,673	$19,984
Accounts receivable, net	35,180	30,437
Royalty income receivable	9,260	6,819
Income taxes receivable	–	3,407
Inventory	33,156	26,004
Prepaid expenses and other current assets	10,885	10,130
Deferred income taxes	3,233	3,779
Total current assets	107,387	100,560

Property and equipment, net	141,495	149,796

Restricted cash	5,000	–
Intangible assets and patents, net	3,119	2,976
Equity investment in unconsolidated affiliates	956	956
Deferred income taxes	5,117	7,373
Other assets	1,393	1,406
Total assets	$264,467	$263,067

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$26,001	$23,175
Arbitration reserve	3,058	4,082
Income taxes payable	1,004	–
Deferred revenue and licensing fees	7,205	6,464
Accrued pension benefits	284	1,416
Current installments of long-term debt	597	2,839
Total current liabilities	38,149	37,976

Long-term liabilities:
Long-term debt, excluding current installments	7,407	3,003
Deferred licensing fees	3,214	4,286
Deferred income taxes	888	733
Pension and postretirement benefits	8,909	9,047
Other long-term liabilities	1,339	1,588
Total liabilities	59,906	56,633

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 50,000 shares authorized, 36,336 shares issued as of September 30, 2012, and 36,016 shares issued as of December 31, 2011	363	360
Additional paid-in capital	207,787	206,074
Retained earnings	73,261	78,954
Accumulated other comprehensive loss, net	(9,962)	(12,066)
	271,449	273,322
Less, treasury shares at cost, 5,411 shares as of September 30, 2012 and December 31, 2011	(66,888)	(66,888)
Total stockholders’ equity	204,561	206,434
Total liabilities and stockholders’ equity	$264,467	$263,067

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
(Dollars in thousands)	September 30, 2012	September 30, 2011

Operating activities
Net loss	$(5,693)	$(7,887)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,058	13,444
Deferred income taxes	2,425	3,767
Impairment and loss on disposal of property, plant and equipment	4,123	83
Stock-based compensation expense	1,435	1,222
Provision for bad debt	148	123
Changes in assets and liabilities:
Accounts receivable	(4,891)	(1,427)
Royalty income receivable	(2,441)	960
Inventory	(7,152)	1,967
Prepaid expenses and other assets	(1,525)	(504)
Accounts payable and accrued expenses	1,472	(7,845)
Income taxes payable	4,411	(4,194)
Deferred revenue and licensing fees	(331)	(8,397)
Pension and postretirement benefits	(695)	(334)
Other long-term liabilities	81	(119)
Net cash provided by (used in) operating activities	4,425	(9,141)

Investing activities
Proceeds from sales and maturities of investment securities	213	14,448
Purchase of property, plant and equipment	(7,125)	(7,892)
Payments for patent applications and other costs	(448)	(311)
Proceeds from disposal of property, plant and equipment	447	–
Purchases of investment securities	–	(1,354)
Net cash (used in) provided by investing activities	(6,913)	4,891

Financing activities
Change in restricted cash	(5,000)	–
Borrowings on long-term debt	5,000	–
Principal payments on long-term debt	(2,838)	(3,969)
Proceeds from sale of common stock	531	524
Net cash used in financing activities	(2,307)	(3,445)

Effect of exchange rate changes on cash flows	484	(554)

Decrease in cash and cash equivalents	(4,311)	(8,249)

Cash and cash equivalents at beginning of period	19,984	25,747

Cash and cash equivalents at end of period	$15,673	$17,498

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Use of Management Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in the accompanying consolidated financial statements include assumptions regarding the collectability of receivables, the valuation of inventory, the fair value of intangible assets and long-lived assets, and the amount and realizability of deferred tax assets. Other significant estimates include assumptions utilized in determining actuarial obligations in conjunction with the Company’s pension and postretirement health plans, the estimation of restructuring charges, assumptions utilized in determining stock-based compensation, and assumptions associated with legal contingencies. Actual results can vary from these estimates.

Contract Revenue Recognition

The Company’s contract revenue consists primarily of fees earned under contracts with customers and reimbursed expenses under such contracts. The Company also seeks to include provisions in certain contracts that contain a combination of up-front licensing fees, milestone and royalty payments should the Company’s proprietary technology and expertise lead to the discovery of new products that become commercial. Reimbursed expenses consist of chemicals and other project specific costs. Generally, the Company’s contracts may be terminated by the customer upon 30 days’ to one year’s prior notice, depending on the terms and/or size of the contract. The Company analyzes its agreements to determine whether the elements can be separated and accounted for individually or as a single unit of accounting in accordance with the FASB’s Accounting Standards Codification (“ASC”) 605-25, “Revenue Arrangements with Multiple Deliverables,” and Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”. Allocation of revenue to individual elements that qualify for separate accounting is based on the fair value of the respective elements.

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

Recurring Royalties Revenue Recognition

The Company receives a portion of its recurring royalties under a license agreement with Sanofi based on the worldwide net sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere, as well as on sales of Sanofi’s authorized or licensed generics. The Company records royalty revenue in the period in which the net sales of Allegra/Telfast occur, because it can reasonably estimate such royalties. Royalty payments from Sanofi are due within 45 days after each calendar quarter and are determined based on net sales of Allegra/Telfast and Teva Pharmaceuticals’ sales of generic D-12 in that quarter.

The Company receives additional royalties in conjunction with a development and supply agreement at the Company’s Rensselaer, NY manufacturing facility. These royalties, which the Company began receiving in the third quarter of 2012, are earned on net sales of a generic product sold by a long standing customer, who recently received FDA approval for this generic product. The Company records royalty revenue in the period in which the net sales of this product occur. Royalty payments are due within 60 days after each calendar quarter and are determined based on sales of the qualifying product in that quarter.

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

Note 2 — Earnings Per Share

Both basic and diluted weighted average shares outstanding were 30,414 and 30,273 for the three and nine months ended September 30, 2012 and 30,025 and 29,934 for the three and nine months ended September 30, 2011.

The Company has excluded all outstanding stock options and non-vested restricted shares from the calculation of diluted earnings per share for the three and nine months ended September 30, 2012 and 2011 because the net loss causes these outstanding stock options and non-vested restricted shares to be anti-dilutive. The weighted average number of anti-dilutive options and restricted shares outstanding (before the effects of the treasury stock method) was 2,983 and 1,710 for the three months ended September 30, 2012 and 2011, respectively, and 3,142 and 1,722 for the nine months ended September 30, 2012 and 2011, respectively.

Note 3 — Inventory

Inventory consisted of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Raw materials	$9,749	$6,030
Work in process	5,453	3,050
Finished goods	17,954	16,924
Total	$33,156	$26,004

Note 4 –Debt and restricted cash

Debt

In April 2012, the Company entered into a $20,000 credit facility consisting of a 4-year, $5,000 term loan and a $15,000 revolving line of credit. The Company used a portion of the initial proceeds to repay all amounts due under its prior credit agreement. As of September 30, 2012, the Company had no amounts outstanding and $8,876 of outstanding letters of credit secured under this line of credit.

Borrowings under this agreement will bear interest at a fluctuating rate equal to (i) in the case of the term loan, the sum of (a) an interest rate equal to daily three month LIBOR, plus (b) 3.25%; and (ii) in the case of advances under the revolving line of credit, the sum of (a) an interest rate equal to daily three month LIBOR, plus (b) 2.75%. As of September 30, 2012, the interest rate on the outstanding term loan was 3.75%.

The credit facility contains financial covenants, including certain net cash flow requirements for 2012, a minimum fixed charge coverage ratio commencing in 2013 and extending for the remaining term of the agreement, maximum quarterly year-to-date capital expenditures, minimum monthly domestic unrestricted cash and maximum average monthly cash reserves held at international locations. As of September 30, 2012, the Company was in compliance with its current financial covenants.

The Company maintains variable interest rate industrial development authority (“IDA”) bonds due in increasing annual installments through 2021. Interest payments are due monthly with a current interest rate of 0.29% at September 30, 2012. The amount outstanding as of September 30, 2012 was $2,990.

The following table summarizes long-term debt:

	September 30, 2012	December 31, 2011
Term loan	$5,000	$2,550
Industrial development authority bonds	2,990	3,275
Miscellaneous loan	14	17
	8,004	5,842
Less current portion	(597)	(2,839)
Total long-term debt	$7,407	$3,003

The aggregate maturities of long-term debt at September 30, 2012 are as follows:

2012 (remainder)	$1
2013	775
2014	1,024
2015	1,029
2016	1,034
Thereafter	4,141
Total	$8,004

Restricted cash

Upon entering into the credit agreement in April 2012, the Company is required to maintain a $5,000 restricted cash balance to partially collateralize the revolving line of credit.

Note 5 — Restructuring and Impairment

In March 2012, the Company approved a restructuring plan that ceased all operations at its Budapest, Hungary facility effective March 30, 2012. The goal of the restructuring plan is to advance the Company’s continued strategy of increasing global competitiveness and remaining diligent in managing costs by improving efficiency and customer service and by realigning resources to meet shifting customer demand and market preferences. In connection with this closure, the Company recorded a restructuring charge in its DDS operating segment of $1,927 in the first half of 2012 and $1,503 in the third quarter of 2012.  These amounts included $1,330 for termination benefits and $2,100 for estimated costs associated with terminating the Budapest lease, preparing the facility for closure and other administrative costs.  The Company exited the facility in the third quarter of 2012 and is in the process of resolving the termination of the lease.

In conjunction with the decision to cease operations at the Company’s Budapest, Hungary facility as discussed above, in the first quarter of 2012 the Company also recorded property and equipment impairment charges of $3,967 in the DDS segment. These charges are included under the caption “Impairment charges” on the consolidated statement of operations for the nine months ended September 30, 2012.

In March 2011, the Company reduced its workforce to right-size its U.S. operations, primarily focused on discovery chemistry services, due to the shift in demand for these types of services to the Company’s lower cost operations in Asia. In connection with this reduction, the Company recorded a restructuring charge of $951 for termination benefits. These restructuring activities were recorded within the Company’s DDS operating segment.

In December 2011, the Company initiated a restructuring plan at one of its U.S. locations which included actions to further reduce the Company's workforce, right size capacity, and reduce operating costs. These actions were implemented to better align the business to current and expected market conditions and are expected to improve the Company's overall cost competitiveness and increase cash flow generation. The workforce reduction primarily affected certain positions associated with the Company’s elimination of internal R&D activities.  As a result of the workforce reduction, the Company will be terminating the lease of one of its U.S. facilities which will result in a reduction in annual operating expenses related to this facility.  As a result of this restructuring, the Company recorded restructuring charges in the DDS operating segment of $313 in the first nine months of 2012 and $320 in the fourth quarter of 2011.

The following table displays the restructuring activity and liability balances for the nine months ended September 30, 2012:

	Balance at December 31, 2011	Charges/ (reversals)	Paid Amounts	Foreign Currency Translation Adjustments	Balance at September 30, 2012
Termination benefits and personnel realignment	$456	942	(1,048)	5	355
Lease termination and relocation charges	1,128	2,295	(1,804)	9	1,628
Other	354	506	(774)	9	95
Total	$1,938	3,743	(3,626)	23	$2,078

Termination benefits and personnel realignment costs relate to severance packages, outplacement services, and career counseling for employees affected by the restructuring. Lease termination charges relate to costs associated with exiting a facility, net of estimated sublease income.

Restructuring charges are included under the caption “Restructuring charges” in the consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 and the restructuring liabilities are included in “Accounts payable and accrued expenses” and “other long-term liabilities” on the consolidated balance sheets at September 30, 2012 and December 31, 2011.

Anticipated cash outflow related to the restructurings for the remainder of 2012 is approximately $427.

Note 6 —Intangible Assets

The components of intangible assets are as follows:

	Cost	Accumulated Amortization	Net	Amortization Period
September 30, 2012
Patents and Licensing Rights	$4,233	$(1,556)	$2,677	2-16 years
Customer Relationships	815	(373)	442	5 years
Total	$5,048	$(1,929)	$3,119

December 31, 2011
Patents and Licensing Rights	$3,756	$(1,343)	$2,413	2-16 years
Customer Relationships	815	(252)	563	5 years
Total	$4,571	$(1,595)	$2,976

Amortization expense related to intangible assets was $82 and $131 for the three months ended September 30, 2012 and 2011, respectively, and $307 and $385 for the nine months ended September 30, 2012 and 2011, respectively.

The following chart represents estimated future annual amortization expense related to intangible assets:

Year ending December 31,
2012 (remaining)	$300
2013	413
2014	366
2015	250
2016	215
Thereafter	1,575
Total	$3,119

Note 7 — Share-Based Compensation

During the three and nine months ended September 30, 2012, the Company recognized total share based compensation cost of $369 and $1,435, respectively, as compared to total share based compensation cost for the three and nine months ended September 30, 2011 of $477 and $1,222, respectively.

The Company grants share-based compensation, including restricted shares, under its 2008 Stock Option and Incentive Plan, as well as its 1998 Employee Stock Purchase Plan.

Restricted Stock

A summary of unvested restricted stock activity as of September 30, 2012 and changes during the nine months then ended is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding, January 1, 2012	561	$7.14
Granted	140	$3.12
Vested	(123)	$8.63
Forfeited	(64)	$6.02
Outstanding, September 30, 2012	514	$5.83

The weighted average fair value of restricted shares per share granted during the nine months ended September 30, 2012 and 2011 was $3.12 and $5.22, respectively. As of September 30, 2012, there was $2,035 of total unrecognized compensation cost related to unvested restricted shares. That cost is expected to be recognized over a weighted-average period of 2.3 years.

Stock Options

The fair value of each stock option award is estimated at the date of grant using the Black-Scholes valuation model based on the following assumptions:

	For the Nine Months Ended
	September 30, 2012	September 30, 2011
Expected life in years	5	5
Risk free interest rate	0.85%	1.92%
Volatility	57%	56%
Dividend yield	—	—

A summary of stock option activity under the Company’s Stock Option and Incentive Plans as of September 30, 2012 and changes during the nine month period then ended is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2012	2,762	$7.58
Granted	430	3.00
Exercised	—	—
Forfeited	(483)	6.31
Expired	(127)	24.93
Outstanding, September 30, 2012	2,582	$6.20	7.1	$1,333
Options exercisable, September 30, 2012	917	$11.70	3.5	$—

The weighted average fair value of stock options granted for the nine months ended September 30, 2012 and 2011 was $1.46 and $2.54, respectively. As of September 30, 2012, there was $1,992 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.3 years.

Employee Stock Purchase Plan

During the nine months ended September 30, 2012 and 2011, 182 and 137 shares, respectively, were issued under the Company’s 1998 Employee Stock Purchase Plan.

During the nine months ended September 30, 2012 and 2011, cash received from stock option exercises and employee stock purchases was $531 and $524, respectively. The actual tax benefit realized for the tax deductions from share based compensation was $0 for both the nine months ended September 30, 2012 and 2011.

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

The following table contains earnings data by operating segment, reconciled to totals included in the unaudited condensed consolidated financial statements:

	Contract Revenue	Milestone & Recurring Royalty Revenue	Income (Loss) from Operations	Depreciation and Amortization
For the three months ended September 30, 2012
DDS	$16,293	$6,817	$4,673	$2,206
LSM	29,334	3,326	5,004	1,952
Corporate	—	—	(10,774)	—
Total	$45,627	$10,143	$(1,097)	$4,158

For the three months ended September 30, 2011
DDS	$18,049	$6,458	$3,934	$2,705
LSM	25,722	—	(1,347)	1,912
Corporate	—	—	(10,504)	—
Total	$43,771	$6,458	$(7,917)	$4,617

For the nine months ended September 30, 2012
DDS	$52,410	$25,331	$15,682	$7,247
LSM	78,317	3,416	13,228	5,811
Corporate	—	—	(30,461)	—
Total	$130,727	$28,747	$(1,551)	$13,058

For the nine months ended September 30, 2011
DDS	$57,193	$30,854	$22,594	$7,745
LSM	73,006	—	304	5,699
Corporate	—	—	(31,702)	—
Total	$130,199	$30,854	$(8,804)	$13,444

The following table summarizes other information by segment as of and for the nine month period ended September 30, 2012:

	DDS	LSM	Total
Total assets	$134,126	$130,341	$264,467
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	2,405	4,720	7,125

The following table summarizes other information by segment as of and for the year ended December 31, 2011:

	DDS	LSM	Total
Total assets	$146,017	$117,050	$263,067
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	6,578	4,198	10,776

Note 9 — Financial Information by Customer Concentration and Geographic Area

Total contract revenue from DDS’s three largest customers represented approximately 9%, 8% and 7% of DDS’s total contract revenue for the three months ended September 30, 2012, and 11%, 10% and 9% of DDS’s total contract revenue for the three months ended September 30, 2011. Total contract revenue from DDS’s three largest customers represented approximately 10%, 7% and 6% of DDS’s total contract revenue for the nine months ended September 30, 2012 and 11%, 8% and 4% for the nine months ended September 30, 2011.

Total contract revenue from LSM’s three largest customers represented approximately 29%, 15% and 11% of LSM’s total contract revenue for the three months ended September 30, 2012, and 31%, 20% and 8% of LSM’s total contract revenue for the three months ended September 30, 2011. Total contract revenue from LSM’s three largest customers represented approximately 27%, 15% and 13% of LSM’s total contract revenue for the nine months ended September 30, 2012, and 29%, 18% and 13% of LSM’s total contract revenue for the nine months ended September 30, 2011.

GE Healthcare (“GE”) is the Company and LSM’s largest customer. GE accounted for approximately 16% of the Company’s total contract revenue for both the nine months ended September 30, 2012 and 2011. Another customer of LSM which is a large pharmaceutical company represented 10% and 11% of total contract revenue for the nine months ended September 30, 2012 and 2011, respectively.

The Company’s total contract revenue for the three and nine months ended September 30, 2012 and 2011 was recognized from customers in the following geographic regions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

United States	55%	54%	57%	57%
Europe	25	25	22	23
Asia	17	20	17	18
Other	3	1	4	2

Total	100%	100%	100%	100%

Long-lived assets by geographic region are as follows:

	September 30, 2012	December 31, 2011
United States	$118,472	$123,245
Asia	19,231	19,015
Europe	6,911	10,512
Total long-lived assets	$144,614	$152,772

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

International Litigations

In 2007, the Company filed patent infringement lawsuits in Australia against Alphapharm Pty Ltd., Arrow Pharmaceuticals Pty Ltd, Chemists’ Own Pty Ltd, and Sigma Pharmaceuticals Limited based on Australian Patent No. 699,799.  These matters were heard in a consolidated trial in November and December 2010. The action against Alphapharm was settled as part of the Mylan Settlement, with Alphapharm receiving a sublicense to sell its products in Australia and New Zealand. The Company has also settled its suit against Arrow Pharmaceuticals Pty Ltd, Chemists’ Own Pty Ltd, and Sigma Pharmaceuticals Limited, with those parties receiving a sublicense to sell their products in Australia and New Zealand. The Company is receiving royalties directly from Arrow with respect to their sales of royalty bearing products in Australia. The Company continues to receive royalties on sales of the Allegra products in Australia.

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

The Company did not use any level 3 inputs in measuring the fair value of any of its financial instruments in the nine months ended September 30, 2012.

The Company determines the fair value of financial instruments using the following methods and assumptions:

Cash and cash equivalents, restricted cash, receivables, and accounts payable: The carrying amounts reported in the consolidated balance sheets approximate their fair value because of the short maturities of these instruments.

Debt: The carrying value of long-term debt was approximately equal to fair value at September 30, 2012 and December 31, 2011 due to the resetting dates of the variable interest rates.

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

As our customers continue to seek innovative new strategies for R&D efficiency and productivity, we are aggressively realigning our business and resources to address their needs. To that end, we have launched AMRI SMARTSOURCING™, a cross functional approach that maximizes the strengths of both insourcing and outsourcing, by leveraging AMRI’s people, know-how, facilities, expertise and global project management to provide exactly what is needed across the discovery or development process. We have also streamlined our sales and marketing organization to optimize cross-selling opportunities and enhanced our commitment to quality with the appointment of key personnel at our Burlington aseptic services facility, both underscoring our dedication to client service. Our improved organizational structure, combined with more focused marketing efforts, should enable us to continue to drive long term growth and profitability.

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

Our total revenue for the quarter ended September 30, 2012 was $55.8 million, as compared to $50.2 million for the quarter ended September 30, 2011.

Contract services revenue for the third quarter of 2012 was $45.6 million, compared to $43.8 million for the same quarter in 2011. Recurring royalty revenues increased in the third quarter of 2012 as compared to the same quarter in 2011 due to the receipt of a new recurring royalty stream beginning in the quarter, offset in part by a decrease in Allegra royalties.

Consolidated gross margin was 4.3% for the quarter ended September 30, 2012 as compared to (3.7%) for the quarter ended September 30, 2011.

During the nine months ended September 30, 2012, cash provided by operations was $4.4 million compared to cash used in operations of $9.1 million for the same period of 2011. This change from the nine months ended September 30, 2011 resulted primarily from the receipt of an income tax refund in the third quarter of 2012 as well as a payment of $4.8 million in the first quarter of 2011 associated with the Company’s arbitration settlement with a supplier. During the nine months ended September 30, 2012, we spent $7.1 million in capital expenditures, primarily related to domestic modernization of our lab and production equipment. As of September 30, 2012, we had $15.7 million in unrestricted cash and cash equivalents and $8.0 million in bank and other related debt.

Results of Operations – Three and Nine Months ended September 30, 2012 Compared to Three and Nine Months Ended September 30, 2011

Revenues

Total contract revenue

Contract revenue consists primarily of fees earned under contracts with our third party customers. Our contract revenues for each of our Discovery/Development/Small Scale Manufacturing (“DDS”) and Large-Scale Manufacturing (“LSM”) segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011

DDS	$16,293	$18,049	$52,410	$57,193
LSM	29,334	25,722	78,317	73,006
Total	$45,627	$43,771	$130,727	$130,199

The decrease in DDS contract revenue for the three and nine months ended September 30, 2012 from the same periods in 2011 is primarily due to lower contract revenue for our development and small-scale manufacturing services of $1.7 million and $3.4 million, respectively, as a result of lower demand for our U.S. chemistry development services. Additionally, contract revenue for our discovery services in the nine months ended September 30, 2012 decreased $1.3 million from the same period in 2011 resulting from lower demand for our U.S. biology services, along with decreased revenues due to the closure of our Hungarian operations. These decreases were offset in part by higher demand for our U.S. chemistry discovery services.

We currently expect DDS contract revenue for full year 2012 to decrease slightly from amounts recognized in 2011 driven by the decrease in revenue resulting from the closure of our Hungarian operations along with lower demand for our U.S. development services partially offset by increased revenue from our U.S. chemistry discovery services.

LSM contract revenue increased for the three and nine months ended September 30, 2012 from the same periods in 2011. These increases were primarily due to an increase in commercial manufacturing services at our Rensselaer, NY facility, as well as continued improvement in clinical manufacturing services revenue at our Burlington, MA facility.

We currently expect LSM contract revenue for full year 2012 to significantly increase from amounts recognized in 2011 driven by robust U.S. commercial API demand, an increase in our Phase III portfolio, and improved revenues from our Burlington, MA and UK facilities.

Recurring royalty revenue

Three Months Ended September 30,		Nine Months Ended September 30,
2012	2011	2012	2011
(in thousands)

$9,393	$6,458	$27,907	$27,854

A portion of our recurring royalties are based on the worldwide sales of Allegra®/Telfast, as well as on sales of Sanofi over-the-counter (“OTC”) product and authorized generics. Additionally, beginning in the third quarter of 2012 we earned recurring royalty revenue in conjunction with a development and supply agreement at the Company’s Rensselaer, NY manufacturing facility.

Recurring royalties increased during the quarter ended September 30, 2012 from the same period in 2011 due to the receipt of a new recurring royalty stream from one of our Rensselaer facility’s long-standing customer’s product launch of $3.3 million, offset in part by a decrease in Allegra royalties of $0.4 million.

Recurring royalties remained flat for the nine months ended September 30, 2012 from the same period in 2011. Increases in recurring royalties due to the above mentioned new royalty stream were offset primarily by a decrease in royalties recognized from the sales of prescription Allegra® in Japan in the first quarter of 2012 as a result of a less severe allergy season.

We currently expect full year 2012 recurring royalties to approximate amounts recognized in 2011 reflecting the reduced revenues from Allegra, offset by the new royalty stream described above.

The recurring royalties we receive on the sales of Allegra®/Telfast have historically provided a material portion of our revenues, earnings and operating cash flows. We continue to develop our business in an effort to supplement the revenues, earnings and operating cash flows that have historically been provided by Allegra®/Telfast royalties.

Milestone revenue

Three Months Ended September 30,		Nine Months Ended September 30,
2012	2011	2012	2011
(in thousands)

$750	$-	$840	$3,000

Milestone revenue for the three months ended September 30, 2012 was recognized in conjunction with the Company’s license and research agreement with BMS for advancing a fourth compound into preclinical development. Additionally, milestone revenue for the nine months ended September 30, 2012 includes $0.1 million recognized in the first half of 2012 in conjunction with a development and supply agreement at the Company’s Rensselaer, NY manufacturing facility.

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

Costs and Expenses

Cost of contract revenue

Cost of contract revenue consists primarily of compensation and associated fringe benefits for employees, as well as chemicals, depreciation and other indirect project related costs. Cost of contract revenue for our DDS and LSM segments were as follows:

Segment	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011

DDS	$16,090	$18,427	$51,238	$56,089
LSM	27,570	26,961	68,343	72,027
Total	$43,660	$45,388	$119,581	$128,116

DDS Gross Margin	1.3%	(2.1)%	2.2%	1.9%
LSM Gross Margin	6.0%	(4.8))%	12.7%	1.3%
Total Gross Margin	4.3%	(3.7)%	8.5%	1.6%

DDS contract revenue gross margin percentage increased for the three and nine months ended September 30, 2012 compared to the same period in 2011. These increases are primarily due to cost savings initiatives taken in our U.S chemistry operations in 2011, as well as the impact of the closure of our Hungarian operations in 2012, offset in part by lower demand for our U.S. biology and development services in relation to our fixed costs.

As a result of the continued impact of the current trends in demand and the closure of our Hungarian operations, we currently expect DDS contract margins for the full year of 2012 to improve over amounts recognized in 2011.

LSM’s contract revenue gross margin percentages improved for the three and nine months ended September 30, 2012 compared to the same period in 2011 primarily due to an increase in sales of higher margin products for our U.S. manufacturing services, as well as an increase in capacity utilization at our large-scale manufacturing facilities worldwide.

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

Three Months Ended September 30,		Nine Months Ended September 30,
2012	2011	2012	2011
(in thousands)

$621	$646	$2,473	$2,839

Technology incentive award expense for the three and nine months ended September 30, 2012 decreased from expense recognized for the same period in 2011 due to the decrease in Allegra recurring royalty revenue as discussed above.

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

Research and development expenses were as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2012	2011	2012	2011
(in thousands)

$196	$1,608	$800	$6,122

R&D expense for the three and nine months ended September 30, 2012 decreased from the same periods in 2011 as a result of our strategic decision during the fourth quarter of 2011 to cease R&D operations related to our internal discovery research and development programs, excluding our generics program. R&D expenditures incurred in the first nine months of 2012 related primarily to developing new niche generic products and improving process efficiencies in our manufacturing plants.

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

SG&A expenses were as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2012	2011	2012	2011
(in thousands)

$10,774	$10,504	$30,461	$31,702

SG&A expenses increased for the three months ended September 30, 2012 when compared to the same period in 2011 due to $1.0 million of executive transition costs, offset in part by cost savings actions implemented in the U.S. along with the closure of our Hungarian operations.

The decrease in SG&A expenses for the nine months ended September 30, 2012 from the comparable prior year period is primarily attributable to the cost savings actions and closure of our Hungarian operations discussed above, offset in part by the executive transition costs. Additionally, in the first half of 2011 we incurred charges attributable to AMRI Burlington’s efforts to remediate certain issues identified during an inspection by the FDA in 2010.

We currently expect SG&A expenses for 2012 to be relatively consistent with 2011 due to the closure of our Hungarian operations, as well as other cost saving actions implemented in the U.S. in 2011, offset in part by executive transition costs.

Restructuring

Three Months Ended September 30,		Nine Months Ended September 30,
2012	2011	2012	2011
(in thousands)

$1,616	$-	$3,743	$951

In March 2012, we approved a restructuring plan that ceased all operations at our Budapest, Hungary facility effective March 30, 2012. The goal of the restructuring plan is to advance our continued strategy of increasing global competitiveness and remaining diligent in managing costs by improving efficiency and customer service and by realigning resources to meet shifting customer demand and market preferences. In connection with this closure, we recorded a restructuring charge of $3.3 million in our DDS operating segment in the first nine months of 2012.  This amount included $1.3 million for termination benefits and $2.1 million for preparing the facility for closure, estimated costs associated with terminating the Budapest facility lease and other administrative costs.  We exited the facility in the third quarter of 2012 and are in the process of resolving the termination of the lease.

In December 2011, we initiated a restructuring plan at one of our U.S. locations which included actions to further reduce our workforce, right size capacity, and reduce operating costs. These actions were implemented to better align the business to current and expected market conditions and are expected to improve our overall cost competitiveness and increase cash flow generation. The workforce reduction primarily affected certain positions associated with our elimination of internal R&D activities.  As a result of the workforce reduction, we will be terminating the lease of one of our U.S. facilities which will result in a reduction in annual operating expenses related to this facility.  As a result of this restructuring, we recorded a restructuring charge in the DDS operating segment of $0.3 million in the fourth quarter of 2011 and $0.4 million in the first nine months of 2012.

Anticipated cash outflow related to the restructurings for the remainder of 2012 is approximately $0.4 million.

Property and Equipment Impairment

Three Months Ended September 30,		Nine Months Ended September 30,
2012	2011	2012	2011
(in thousands)

$—	$—	$3,967	$—

In the first quarter of 2012, we recorded property and equipment impairment charges of $4.0 million in our DDS segment associated with the Company’s decision to cease operations at our Budapest, Hungary facility, as discussed above.

Interest expense, net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011

Interest expense	$(111)	$(205)	$(373)	$(470)
Interest income	2	—	9	143
Interest expense, net	$(109)	$(205)	$(364)	$(327)

Net interest expense decreased for the three months ended September 30, 2012 from the same period in 2011 due to decreased rates on lower balances of our interest bearing liabilities.

Net interest expense increased for the nine months ended September 30, 2012 from the same period in 2011 due to decreased balances of interest bearing assets, offset in part by decreased rates on lower balances of our interest bearing liabilities.

Other income (expense), net

Three Months Ended September 30,		Nine Months Ended September 30,
2012	2011	2012	2011
(in thousands)

$(445)	$547	$(1,101)	$133

Other expense for the three months ended September 30, 2012 was primarily due to changes in rates associated with foreign currency transactions.

Other expense for the nine months ended September 30, 2012 was primarily related to deferred financing amortization expense related to our prior credit agreement that was amended in June 2011 with a one year term, as well as changes in rates associated with foreign currency transactions.

Other income for the three months ended September 30, 2011 was primarily related to changes in rates associated with foreign currency transactions. Other income for the nine months ended September 30, 2011 includes income from purchase accounting adjustments in the first quarter of $0.3 million related to the 2010 AMRI UK and AMRI Burlington acquisitions.

Income tax expense (benefit)

Three Months Ended September 30,		Nine Months Ended September 30,
2012	2011	2012	2011
(in thousands)

$492	$(1,723)	$2,677	$(1,111)

Income tax expense increased for the three and nine months ended September 30, 2012 due primarily to the composition of pre-tax income or losses in relation to the applicable tax rates at our various locations worldwide.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows and proceeds from borrowings. During the first nine months of 2012, we generated cash of $4.4 million in operating activities primarily related to the receipt of a $4.7 million income tax refund.

During the first nine months of 2012, cash used in investing activities was $6.9 million, resulting primarily from the acquisition of property and equipment. During the first nine months of 2012, we used $2.3 million in financing activities, relating primarily to pledging $5.0 million of cash to collateralize our revolving line of credit issued in conjunction with our credit facility executed in April 2012 along with principal payments of long-term debt, partially offset by net proceeds from the term loan issued under this agreement.

Working capital was $69.2 million at September 30, 2012 as compared to $62.6 million as of December 31, 2011.

In April 2012, we entered into a $20.0 million credit facility consisting of a 4-year, $5.0 million term loan and a $15.0 million revolving line of credit. As of September 30, 2012, the Company had no amounts outstanding and $8.9 million of outstanding letters of credit secured under the new line of credit.

Borrowings under this agreement bear interest at a fluctuating rate equal to (i) in the case of the term loan, the sum of (a) an interest rate equal to daily three month LIBOR, plus (b) 3.25%; and (ii) in the case of advances under the revolving line of credit, the sum of (a) an interest rate equal to daily three month LIBOR, plus (b) 2.75%. As of September 30, 2012, the interest rate on the outstanding term loan was 3.75%.

The credit facility contains financial covenants, including certain net cash flow requirements for 2012, a minimum fixed charge coverage ratio commencing in 2013 and extending for the remaining term of the agreement, maximum quarterly year-to-date capital expenditures, minimum monthly domestic unrestricted cash and maximum average monthly cash reserves held at international locations. As of September 30, 2012, the Company was in compliance with its current financial covenants.

The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no material changes to our contractual obligations since December 31, 2011, except for long term debt repayments and the April 2012 credit facility as discussed above and in Note 4 to the condensed consolidated financial statements. As of September 30, 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part II, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011. These risk factors could materially affect our business, financial condition or future results.

Item 6. Exhibits

Exhibit
Number	Description

10.1	Separation Agreement, dated September 10, 2012, between Albany Molecular Research, Inc. and Mark T. Frost. ***

10.2	Employment Agreement, dated September 17, 2012, between Albany Molecular Research, Inc. and Michael M. Nolan.***

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	XBRL (eXtensible Business Reporting Language). The following materials from Albany Molecular Research, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) notes to consolidated financial statements.**

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

*** Denotes management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALBANY MOLECULAR RESEARCH, INC.

Date: November 9, 2012	By:	/s/ Michael M. Nolan
Michael M. Nolan
Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

