Form 10-K
period 2012-12-31
ALBANY MOLECULAR RESEARCH INC
filed 2013-03-18
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 001-35622

Albany Molecular Research, Inc.

(Exact name of registrant as specified in its charter)

Delaware	14-1742717
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

26 Corporate Circle
Albany, New York	12203
(Address of principal executive offices)	(zip code)

(518) 512-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on June 30, 2012 was approximately $58 million based upon the closing price per share of the Registrant’s Common Stock as reported on the Nasdaq Global Market on June 30, 2012. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 28, 2013, there were 31,337,423 outstanding shares of the Registrant’s Common Stock, excluding treasury shares of 5,411,372.

DOCUMENTS INCORPORATED BY REFERENCE

The information required pursuant to Part III of this report is incorporated by reference from the Company’s definitive proxy statement, relating to the annual meeting of stockholders to be held on or around June 5, 2013, pursuant to Regulation 14A to be filed with the Securities and Exchange Commission.

ALBANY MOLECULAR RESEARCH, INC.
INDEX TO
ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

References throughout this Form 10-K to the “Company”, “we,” “us,” and “our” refer to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole. This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “intend,” “expect,” “anticipate,” “believe,” and “continue” or similar words, and include, but are not limited to, statements concerning pension and postretirement benefit costs, the Company’s relationship with its largest customers, the Company’s collaboration with Bristol-Myers Squibb (“BMS”), future acquisitions, earnings, contract revenues, costs and margins, patent protection, Allegra® and Actavis royalty revenue, government regulation, retention and recruitment of employees, customer spending and business trends, foreign operations, including increasing options and solutions for customers, business growth and the expansion of the Company’s global market, clinical supply manufacturing, management’s strategic plans, drug discovery, product commercialization, license arrangements, research and development projects and expenses, revenue and expense expectations for future periods, goodwill and long-lived asset impairment, competition and tax rates. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers should review carefully the risks and uncertainties identified below under the caption “Risk Factors” and elsewhere in this 10-K. All forward-looking statements are made as of the date of this report and we do not undertake any obligation to update our forward-looking statements, except as required by applicable law.

PART I

ITEM 1. BUSINESS.

Overview

Albany Molecular Research, Inc. (the “Company,” “AMRI”, “we,” “us,” and “our”), a Delaware corporation incorporated on June 20, 1991, is a global contract research and manufacturing organization providing customers fully integrated drug discovery, development, and manufacturing services. AMRI supplies a broad range of services and technologies that support the discovery and development of pharmaceutical products and the manufacturing of Active Pharmaceutical Ingredients (“API”) and drug product for existing and experimental new drugs. With locations in the United States, Europe, and Asia, AMRI maintains geographic proximity to our customers and flexible cost models. AMRI has also historically leveraged its drug-discovery expertise to execute on several internal drug discovery programs, which have progressed to the development candidate stage and in some cases into Phase I clinical development. AMRI has successfully partnered certain programs and is actively seeking to out-license its remaining programs to strategic partners for further development.

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

In recent years, many pharmaceutical and biotechnology companies responded to these pressures in part by augmenting their internal research and development capacity through outsourcing. However, the financial crisis coupled with the pending patent cliff caused many companies to reduce the overall number of their internal R&D programs. In addition to internal program rationalizations, we believe these companies also refocused their licensing efforts to seek programs that had reached the proof of concept stage in clinical trials in contrast to prior interest in forging licensing deals at much earlier stages. In addition, small biotech companies have experienced the squeeze of tightened credit policies by banks and other sources of capital, a lack of an IPO market and the need to take programs further through clinical trials in order to generate the data needed to make their intellectual property attractive in the current licensing environment. These circumstances have also had an effect on the number of R&D programs these small companies can work on simultaneously.

We believe a number of large pharmaceutical companies also have a robust late stage pipeline. Due to increased regulatory scrutiny requiring larger and longer studies, as well as an emphasis by payors focused on reimbursing only new products which offer significant benefit over existing alternatives, funding of several late stage clinical trials has squeezed investment in new programs that are required to replenish the pipeline. The combination of the above factors has led to a decrease in the growth of new R&D programs over the last couple of years resulting in softness in the market for new discovery and early development outsourcing. The net effect has led to an excess of capacity in the outsourcing industry and a more competitive environment during this period.

For a majority of large pharmaceutical companies, 2011 was a year of refocusing their R&D strategy which resulted in large cuts of staff, resources and facilities.  These efforts continued through 2012, resulting in a reduction in spending on R&D, which was once the growth engine of discovery contract research organizations (“CROs”), such as AMRI. Additionally, market forces continued to adversely affect the small startup and biotech companies that have been anchors for the growth of AMRI’s discovery, development and small scale manufacturing business.  Venture funding for new compounds and startups has not recovered to the pre-financial crisis levels, and the same factors affecting pharmaceutical companies’ internal R&D consolidations also led to a weak licensing environment for products coming out of the small and emerging pharmaceutical and biotech companies.  As a result, total funding for early stage companies and programs remained down, leading to softer demand for discovery and development services.  We believe this was in part a factor in the declining growth of AMRI’s early development and small scale business in 2011 and these trends continued to affect AMRI’s business throughout 2012.  At the same time, these companies focused on their later stage pipelines, which was the primary reason for our U.S. large-scale manufacturing plant reaching record levels of revenue during both 2011 and 2012. We expect to see strong demand continuing for this same reason in 2013. In addition, we entered into or extended multi-year commercial supply agreements for several active ingredients that we are making in our Rensselaer, NY facility.  We are optimistic that these agreements will lead to a period of stability and continuing growth for our large scale manufacturing business.

As the industry emerges from this economic downturn and several new products recently approved achieve significant market share, we believe that market trends will exert an increasing emphasis towards outsourcing, as large pharmaceutical companies seek to maintain reduced internal resources in favor of a variable model that offers high quality and higher accountability alternatives to meet their drug discovery and development needs. We believe that announcements coming from several big pharmaceutical companies regarding their reorganization plans and strategy changes point to outsourcing as an increasingly important and strategic part of future R&D efforts as a way to boost productivity and efficiency, and better align cost structure of their R&D organizations. Overall, we believe that events of the last few years point to an acceptance that the research model of the past is broken in that productivity has not kept pace with patent expirations. As a result, the industry is more willing than ever before to explore different paradigms to deliver new sources of revenue, control costs and improve productivity.

In addition, we have recently observed an increased involvement by government research entities and non-profit organizations in undertaking drug discovery and development efforts. We believe that due to the lack of internal resources within these groups, outsourcing will be a key strategy in achieving their drug discovery and development objectives.

A new development in the industry is an increasing interest in insourcing models, whereby contract research organizations embed their employees in a client facility. The staff is managed by the contractor but the physical infrastructure is provided by the client. There are indications that this approach may become more widely adopted as pharmaceutical companies recognize the ability to cost-effectively leverage their unused laboratory space. Using an insourcing model allows a customer with excess physical laboratory or other capacity to create a variable and more accountable resource in which benefits and other long term obligations accrue to the provider.

Business Strategy

AMRI is uniquely positioned in the marketplace to provide a competitive advantage to a diverse group of customers. Our reputation of providing the highest quality service on a global basis with a variety of pricing options provides companies with the security of sourcing discovery, development, small and large scale manufacturing projects throughout our global network of research and manufacturing facilities. We believe we have a unique portfolio of service offerings ranging from early stage discovery through manufacturing and formulation across the U.S., Europe and Asia. We believe this product and geographic mix will allow us to increase multi-year strategic relationships and enhance our revenue growth with a variety of customers. With the market of competitors being highly fragmented, we have strategically focused our efforts to strengthen our global service offerings with the intent to improve profitability of these offerings and to drive the Company to be profitable independent of royalties from the sales of Allegra. Our strategy to accomplish this includes the following:

•	Enhance revenue growth and mix

Market trends point to outsourcing as an increasingly important part of business strategies for pharmaceutical companies. We believe our ability to offer a full service model, which also allows customers to use a combination of our U.S., Europe and Asia based facilities, will result in an increase in demand for our services globally. We offer our customers the option of insourcing, a strategic relationship that embeds AMRI scientists into the customer’s facility, allowing them to cost-effectively leverage their unused laboratory space.

As our customers continue to seek innovative new strategies for R&D efficiency and productivity, we are aggressively realigning our business and resources to address their needs. To that end, we launched AMRI SMARTSOURCING™, a full range of value-added opportunities providing customers informed decision-making, enhanced efficiency and more successful outcomes at all stages of the pipeline. This approach maximizes the strengths of both insourcing and outsourcing by leveraging AMRI’s expertise, global facilities and project management to provide strategic relationships and flexible business models for customers. We have enhanced and integrated our sales and marketing organization into an international business development group to optimize selling opportunities and key account management. At our facilities we have strengthened our commitment to quality with the appointment of key personnel, again underscoring our dedication to client service. Our improved organizational structure, combined with more focused sales and marketing efforts, should enable us to drive long term growth and increased profitability.

We are also continuing to focus our efforts on other important customer segments; small and large biotech companies, non-profit/government entities and related industries such as the agricultural, nutraceutical and food industries. We believe maintaining a balance within our customer portfolio between large pharmaceutical, non-profit/government, biotech and other companies will help ensure sustained sales and reduce risk. During 2011, we were awarded a five year government contract from National Institute of Health (“NIH”) to develop pre-clinical drug candidates for diseases of the central nervous system. We continue to pursue other contracts of this type.

We have made investments to build our formulation business at our Burlington, MA facility and continue to focus on enhancing quality in response to an FDA warning letter received in August 2010. We believe this type of business has significant potential in the drug product world driven by the growth in biologically based compounds which are formulated and manufactured on an aseptic basis. As a result of our investments, there are no current restrictions on the manufacture of clinical or commercial products at this facility.

•	Streamline operations to improve margins

The cost base of our manufacturing and research facilities are largely fixed in nature. However, we continue to seek opportunities to minimize these fixed costs, with a focus on gaining flexibility and improving efficiency, cost structure and margin.

During 2012, we transitioned certain services from Hungary to India and initiated actions to transition certain services from Bothell, WA to Singapore and Albany, NY.  These actions were taken to better align the business to customer demand and current and expected market conditions due to shifting preferences related to the preferred co-localization of integrated drug discovery activities.

•	Maximize licensing/partnering of proprietary compounds to enhance future cash flow

Although we suspended substantial investments and halted proprietary compound R&D activities in 2011, we continue to believe there are additional opportunities to partner our proprietary compounds or programs to create value, as we have seen a renewed commitment by pharmaceutical companies for innovation both internally and through licensing. Our goal is to partner these programs in return for a combination of up-front license fees, milestone payments and recurring royalty payments if compounds resulting from our intellectual property are successfully developed into new drugs and reach the market. One compound was successfully partnered in early 2013. We are continuing to focus on partnering other programs.

Small Molecule Drug Discovery, Development and Manufacturing Process

Although many scientific disciplines are required for new drug discovery and development of small molecule drugs, chemistry and biology are core technologies. Chemists and biologists typically work together to develop laboratory models of disease, screen small molecule (low molecular weight) compounds to identify those that demonstrate desired activity and finally create a marketable drug.

The drug discovery and development process for small molecules includes the following steps:

Drug Discovery

▪	Lead Discovery. The first major hurdle in drug discovery is the identification of one or more lead compounds that interact with a biological target, such as an enzyme, receptor or other protein that may be associated with a disease. A biological test, or assay, based on the target is developed and used to test or “screen” chemical compounds. The objective of lead discovery is to identify a lead compound or screening ‘hit’. Validation of a screening hit is performed under the scrutiny of the discovery biologists and medicinal chemists in order to identify the ‘hits’ with the best chance to obtain a drug-like chemical series or lead compound. Early in vitro profiling for metabolic stability, potential unwanted drug-drug interactions and indications of toxic liability are also conducted. The objective of lead discovery is to identify a lead compound that has many of the properties needed in the eventual drug and a good prognosis for further optimization in order to produce a robust clinical development candidate.

▪	Lead Optimization. Lead optimization typically involves improving the potency, selectivity, absorption/metabolism and pharmacokinetics of the lead compound, through targeted structural modifications, while maintaining, or generating, patentable intellectual property. Optimized lead compounds must demonstrate a scientifically proven benefit in controlled and well-defined biological tests and must exhibit this benefit at doses much lower than those at which side effects would occur. During the lead optimization and preclinical testing phases, scientists continue the synthesis of additional analogs of the lead compound using medicinal chemistry techniques. The compounds are tested in similar biochemical assays as those used during lead discovery but additional profiling of mechanism of action and more sophisticated analysis of metabolic and safety parameters are also introduced. Often a second compound, referred to as a backup compound or second generation analog, is synthesized and enters the drug development cycle. In addition, continued synthesis and testing is desirable in order to prepare compounds of significant diversity to broaden potential patent coverage. As a result, the advancement of a lead compound into preclinical testing is often a catalyst which increases, rather than decreases, the need for additional drug discovery services. During lead optimization most compounds are prepared in milligram to gram quantities.

Drug Development

▪	Preclinical Testing. Following the advancement of a lead compound to a development candidate, advanced preclinical testing is conducted in order to evaluate the efficacy and safety of the development candidate prior to initiating human clinical trials. During this phase, specialists in chemical development work to identify the preferred route to prepare the drug substance. In addition, efforts are required to determine the best physical form of the compound, selecting appropriate salts and controlling polymorphic form (properties of the crystal form of the active ingredient that are important for reproducible solubility and therefore absorption or bioavailability) and to begin to improve the process for preparing the candidate in larger quantities, often hundreds of grams. Working with analytical chemists, the development chemists will prepare material of sufficient quality and quantity to be used in IND-enabling toxicity studies. In the United States, prior to continuing on to the human clinical trials stage, an Investigational New Drug application (“IND”) must be filed with the FDA. Once the application is filed, the applicant must wait 30 days for comments from the FDA. If none are received, human clinical trials may commence.

▪	Clinical Trials. During clinical trials, several phases of studies are conducted to test the safety and efficacy of a drug candidate in humans. The human clinical trials phase is usually costly and time-consuming. As study populations increase and trial durations lengthen, larger quantities of the active ingredient are required. Clinical trials are normally done in three phases prior to submission for regulatory approval and overall generally take at least seven years to complete. During these phases, development work continues in order to provide suitable formulations for clinical testing and for the ultimate commercial product. The API and the formulated drug product must be prepared under cGMP guidelines. Formulations are selected that maximize bioavailability and optimize dosing regimen. Analytical chemistry services are critical to cGMP manufacturing. Additional preparations provide an opportunity to further refine the manufacturing process for the active ingredient, with the ultimate goal of maximizing the cost effectiveness, safety and reproducibility of the synthesis prior to commercialization.

▪	Product Commercialization. Before approving a drug, the FDA requires that manufacturing procedures and operations conform to cGMP guidelines, International Conference on Harmonization guidance and manufacturing guidelines and guidance published by the FDA. Manufacturing procedures and operations must be in compliance with all regulatory and quality regulations at all times during the manufacture of commercial products and APIs. Once a drug has received all necessary approvals, the manufacture, marketing and sale of commercial quantities of the approved drug may commence, following tightly defined batch record procedures. All commercial activities are subject to audit during an FDA or other country’s regulatory inspection and failure to strictly follow procedures or substantial deviations or abnormalities can result in regulatory observations such as a Form 483, a Warning Letter or a product recall or other sanction.

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

Our libraries include:

•	Natural Products Libraries

•	Target focused Discovery Libraries

•	Synthetic Sample Libraries

•	Diverse Fragment Based Library

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

Custom Synthesis and Library Synthesis

In the Hit-Lead phase of drug discovery it is common to require custom designed libraries of compounds relating to specific structural classes of interest. Our synthetic libraries group is equipped to design and execute the preparation of libraries typically containing hundreds of compounds. AMRI applies the same capabilities to create larger libraries, typically thousands of compounds, for use in the screening phase of drug discovery. AMRI’s custom synthesis capabilities support all stages of drug discovery.

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

In vitro ADMET

We conduct in vitro ADMET assays to evaluate and improve metabolism, bioavailability, pharmacology and toxicology of compounds.

Early stage ADMET testing, integrated with Medicinal Chemistry programs, typically include:

•	Aqueous solubility under physiological conditions

•	Metabolic and chemical stability

•	Membrane permeability

•	Inhibition and induction of major metabolic enzymes

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

Network of pharmacology service providers

We have worked in close collaboration with multiple in vivo pharmacology and preclinical safety assessment providers. The strong relationships we have developed with several of these providers allow AMRI to effectively coordinate these external services with our own internal capabilities to deliver a fully integrated drug discovery program.

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

We provide chemical synthesis and manufacturing services for our customers in accordance with cGMP regulations. All facilities and manufacturing techniques used for prescribed steps in the manufacture of products for clinical use or for sale in the United States must be operated in conformity with cGMP guidelines and regulations as established by the FDA. Our Albany, New York location has production facilities and quarantine and restricted access storage necessary to manufacture quantities of drug substances sufficient for conducting clinical trials from Phase I through Phase II, and later stages, including commercial API, for selected products, based on volume and other parameters. Our large scale manufacturing facility in Rensselaer, New York is equipped to provide a wide range of custom chemical development and manufacturing capabilities. We conduct commercial cGMP manufacturing of APIs and advanced intermediates. Our large-scale cGMP manufacturing facilities provide synergies with our small-scale development laboratories, offering our customers services at every scale, from bench to production. We have special capabilities in high value-added areas of pharmaceutical development and manufacturing, including high potency manufacturing. Cytotoxic and other highly potent compounds present a number of potential challenges in their production and handling. We have extensive experience in the cGMP production of these types of compounds, from grams to hundreds of kilograms per year. Our Rensselaer, NY facility is licensed by the U.S. Drug Enforcement Administration to produce Schedule I, II, III, IV and V controlled substances. For over 50 years, the facility has produced controlled substances such as analgesics, amphetamines, barbiturates, and anabolic steroids. In 2012, our focus on compliance was reinforced following successful DEA and FDA inspections at our Rensselaer facility.

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

Formulation Development & cGMP Formulation Manufacturing

We have added selected focused formulation capabilities to our portfolio. Our Burlington, MA facility provides contract manufacturing services in sterile syringe and vial filling using specialized technologies including lyophilization. AMRI Burlington provides these services for both small molecule drug products and biologicals, from clinical phase to commercial scale.

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

Our proprietary research and development efforts to date have contributed to the discovery and development of one product that has reached the market. We discovered a new process to prepare a metabolite known as terfenadine carboxylic acid, or TAM, in a purer form. The purer form of TAM is the active ingredient in the non-sedating antihistamine known as fexofenadine HCl, which is sold by Sanofi under the name Allegra in the Americas and as Telfast elsewhere. We have been issued several United States and foreign patents relating to TAM and the process chemistry by which TAM is produced. Subject to payment of government annuities and maintenance fees, our issued patents relating to TAM expire between 2013 and 2015.

Recent drug discovery and development projects have been focused on treatments for irritable bowel disease, central nervous system diseases and obesity. Our R&D efforts benefited from access to a broad array of our scientific services including capabilities in microbial fermentation, molecular biology, cell culture, gene expression and cloning, scale up synthesis of human metabolites, preformulation, chemical development and cGMP synthesis. Additionally, a portion of our R&D efforts focused on improving the manufacturing process for our generic API products. In late 2011, we announced that we would cease to invest in most of these internal drug discovery efforts but continue to seek partnership or investment for the advanced programs with the goal of returning value to AMRI. We continue to place some R&D focus on improving manufacturing processes. We spent $0.9 million, $7.9 million and $11.1 million on research and development activities in 2012, 2011 and 2010, respectively.

Licensing Agreements

AMRI Rensselaer, Inc., a wholly-owned subsidiary of AMRI, and Actavis, Inc. (“Actavis”) are parties to a long term Development and Supply Agreement (the “Supply Agreement”). Under the Supply Agreement, the Company supplies four amphetamine salts (“API”) to Actavis. In addition to compensation for the supply of API, the Company will receive royalties on Actavis’ sales of any finished drug product that incorporates the API, for a period of five years from the date of the first commercial sale of the last product approved for sale by the Federal Drug Administration.

Actavis received FDA approval of its abbreviated new drug application (“ANDA”) for generic Adderall XR® on June 25, 2012. Actavis received FDA approval of its ANDA for extended release formulations of dextroamphetamine sulfate on November 30, 2012. Under the Agreement, the Company will receive royalty payments on sales of both finished drug products, which royalties are expected to continue through at least 2017.

In January 2011, we entered into a research and licensing agreement with Genentech. Under the terms of the agreement, Genentech received an exclusive license to develop and commercialize multiple potential products from our proprietary antibacterial program. Additionally, we have collaborated with Genentech in a research program with the objective of identifying novel antibacterial agents.   In addition to an upfront license fee and research funding of $1.5 million, we will be eligible to receive development and regulatory milestones of up to $40.0 million for each compound to achieve these events and will receive royalties from Genentech on worldwide sales of any resulting commercialized compounds.

In October 2005, we licensed the worldwide rights to develop and commercialize potential products from our amine neurotransmitter reuptake inhibitor technology and patents identified in one of our proprietary research programs to Bristol-Myers Squibb Company (“BMS”). In conjunction with the licensing agreement, we received a non-refundable, non-creditable up-front payment of $8.6 million, which included the cancellation of outstanding warrants, and a total of $10.8 million for research and development services in the first three years of the agreement. The agreement also set forth milestone events that, if achieved by these products, would entitle the Company to non-refundable, non-creditable milestone payments. For such potential products currently under development by BMS, the Company is entitled to milestone payments of up to $43.5 million for each of the first and second compounds to achieve these events, and up to $22.0 million for each subsequent product to achieve these events. These milestone events include candidate nomination, IND or equivalent regulatory filings, commencement of middle- and late-stage clinical trials, and regulatory approval of compounds for commercial sale. The agreement also provides for the Company to receive royalty payments on worldwide sales of any such product that is commercialized. From the entry into this agreement through December 31, 2012, we have recorded $15.5 million from achieving certain milestones with BMS.

In March 1995, we entered into a license agreement with Sanofi. Under the terms of the license agreement, we granted Sanofi an exclusive, worldwide license to any patents issued to us related to our original TAM patent applications. From the beginning of the agreement through December 31, 2012, we have had revenues of $7.4 million in milestone payments and approximately $524.2 million in royalties under this license agreement. Sanofi is obligated under the license agreement to pay ongoing royalties to us based upon its net sales of Allegra/Telfast and generic fexofenadine. Additionally during the fourth quarter of 2008, we entered into an amendment to our licensing agreement with Sanofi to allow Sanofi to sublicense patents related to Allegra and Allegra D-12® to Teva Pharmaceuticals and Barr Laboratories in the United States. Subsequently, Teva Pharmaceuticals acquired Barr Laboratories. As a result of this amendment, we received an upfront sublicense fee from Sanofi of $10.0 million and additionally we will receive royalties from Sanofi on the net sale of products in the United States containing fexofenadine hydrochloride and products containing fexofenadine hydrochloride (generic Allegra) and pseudoephedrine hydrochloride (generic Allegra D-12) by Teva Pharmaceuticals through 2015, along with additional consideration. We are not entitled, however, to receive any additional milestone payments under the license agreement. Sales of Allegra/Telfast and generic fexofenadine by Sanofi worldwide were approximately $1.0 billion, $1.2 billion and $1.1 billion for the years ended December 31, 2012, 2011 and 2010, respectively. See “Item 3—Legal Proceedings” for discussion of current legal proceedings related to Allegra/Telfast.

Business Segments

We have organized our activities into two distinct segments: Large Scale Manufacturing (“LSM”) and Discovery, Drug Development and Small Scale Manufacturing (“DDS”). Our LSM activities include pilot to commercial scale production of active pharmaceutical ingredients and intermediates, sterile syringe and vial filling, and high potency and controlled substance manufacturing and our remaining activities, including drug lead discovery, in vitro biology and DMPK, lead optimization, drug development, and small scale commercial manufacturing, represent our DDS business segment. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to the Consolidated Financial Statements for financial information on the Company’s business segments.

Customers

Our customers include pharmaceutical companies and biotechnology companies, as well as government research entities and non-profit organizations, which are a growing segment of our customer base. We also sell, to a more limited extent, to companies who are in the businesses of agriculture, fine chemicals, contract chemical manufacturing, medical devices, and flavoring and cosmetics. For the year ended December 31, 2012, contract revenue from our three largest customers represented 15%, 12% and 7%, respectively, of our contract revenue. For the year ended December 31, 2011, contract revenue from our three largest customers represented 16%, 9% and 8%, respectively, of our contract revenue. For the year ended December 31, 2010, contract revenue from our three largest customers represented 17%, 10% and 7%, respectively, of our contract revenue. In 2012, the company’s largest customer was GE Healthcare. See Note 15 to the Consolidated Financial Statements for information on geographic and other customer concentrations.

Our backlog of open manufacturing orders and accepted service contracts was $122.0 million at December 31, 2012, as compared to $97.3 million at December 31, 2011. Our manufacturing and services contracts are completed over varying durations, from short to extended periods of time, which may be as long as several years.

We believe our aggregate backlog as of any date is not necessarily a meaningful indicator of our future results for a variety of reasons. First, contracts vary in duration, and as such the timing and amount of revenues recognized from backlog can vary from period to period. Second, the Company’s manufacturing and services contracts are of a nature that a customer may, at its option, cancel or delay the timing of delivery, which would change our projections concerning the timing and extent to which revenue may be recognized. In addition, the value of the Company’s services contracts that are conducted on a time and materials or full-time equivalent basis are based on estimates, from which actual revenue generated could vary. Finally, there is no assurance that projects included in backlog will not be terminated or delayed at any time by customers or regulatory authorities. We cannot provide any assurance that we will be able to realize all or most of the net revenues included in backlog or estimate the portion to be filled in the current year.

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

Employees

As of January 31, 2013, we had 1,329 employees. Of these employees, 547 are at our international facilities. Our U.S. large-scale manufacturing hourly work force has 89 employees who are subject to a collective bargaining agreement with the International Chemical Workers Union. A 3-year collective bargaining agreement was signed in January 2011 with the union and expires in January 2014. Additionally, we have 79 union employees at our large-scale manufacturing facility at AMRI India that are covered by two collective bargaining agreements. One agreement expires in March 2013 and the other expires in December 2015. Negotiations on the collective bargaining agreement expiring in March 2013 are in progress. None of our other employees are subject to any collective bargaining agreement. We consider our relations with our employees and the unions to be good.

Competition

While a small number of larger outsourcing service providers have emerged as leaders within the industry, the outsourcing market for pharmaceutical and biotechnology contract chemistry and biology services remains fragmented. We face competition based on a number of factors, including size, relative expertise and sophistication, quality and costs of identifying and optimizing potential lead compounds and speed and costs of optimizing chemical processes. In many areas of our business we also face foreign competition from companies in regions with lower cost structures. We compete with contract research companies, contract drug manufacturing companies, research and academic institutions and with the internal research departments of biotechnology companies. We have also historically competed with internal research departments of large pharmaceutical companies; recently, however, competition in this area has been reduced as these companies have downsized their internal organizations.

We rely on many internal factors that allow us to stay competitive and differentiate us in the marketplace, including:

▪	Our globalization of both research and manufacturing facilities, which allows us to increase our access to key global markets

▪	Our ability to offer a flexible combination of high quality, cost-effective services

▪	Our comprehensive service offerings, which allow us to provide our customers a more efficient transition of experimental compounds through the research and development process, ultimately reducing the time and cost involved in bringing these compounds from concept to market.

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

We have been issued various United States and international patents covering fexofenadine HC1 and certain related manufacturing processes. These United States patents begin to expire in November 2013, and the international patents begin to expire in 2014 and most of these patents are covered by our license agreements with Sanofi, described herein. Additionally, our United States patents related to substituted biaryl purines as potent anticancer agents and a series of aryl and heteroaryl tetrahydroisoquinolines related to central nervous system indications begin to expire in 2020.

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

All facilities and manufacturing techniques used for prescribed steps in the manufacture of API for clinical use or for sale in the United States must be operated in conformity with cGMP guidelines as established by the FDA and International Conference on Harmonization (“ICH”). Our facilities are subject to unscheduled periodic regulatory inspections to ensure compliance with cGMP regulations. Failure on our part to comply with applicable requirements could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. A finding that we had materially violated cGMP requirements could result in additional regulatory sanctions and, in severe cases, could result in a mandated closing of our facilities or significant fines, which would materially and adversely affect our business, financial condition and results of operations. During 2012, an FDA inspection of our large scale cGMP manufacturing facility in Rensselaer was completed, resulting in no issuance of a Form FDA 483. Further during 2012, the Rensselaer facility was audited by representatives of the South Korean Food and Drug Administration (“KFDA”) as part of a pre-approval audit for a commercial product already manufactured on behalf of a customer and already approved in other markets. The audit resulted in several minor observations being cited, but concluded with an approvable rating. AMRI submitted responses to the observations consistent with the requirements and timeframe of the KFDA. Once AMRI’s responses have been accepted by the KFDA product approval will be provided.

Additionally during 2012, the Rensselaer facility was audited by the DEA to assess conformance with the controlled drug legislation for which the facility holds Schedule I, II, III, IV and V licenses. The audit was successful and no non conformances were noted.

On August 18, 2010, we received a warning letter from the FDA which pertained to its inspection of AMRI Burlington in March 2010 and which identified three significant observations.  According to the warning letter, these observations may have caused our drug product(s) to be adulterated in that the methods used in, or the facilities or controls used for, their manufacture, processing, packing or holding did not conform to, or were not operated or administered in conformity with cGMP.  A copy of the warning letter is available on the FDA website at www.fda.gov.  We acquired the facility on June 14, 2010. The warning letter did not restrict production or shipment of products from the facility; however we voluntarily suspended cGMP production for a period of time while we undertook remediation steps to address the FDA’s observations.  Although we resumed cGMP operations in May 2011, the warning letter, subsequent remediation efforts and suspension of production have had a material adverse effect on our business operations and cash flow.

We have worked to resolve the issues identified in the warning letter.  In May 2011, the Company provided the FDA with its final update pertaining to the warning letter and resumed operations following our voluntary shut down.  From June 8, 2011 through June 28, 2011, the FDA conducted a re-inspection of the Company's Burlington facility.  On June 28, 2011, the FDA issued a Form 483 report to the Company which included 7 inspectional observations.  The Company provided a response to the FDA’s Form 483 report on July 20, 2011. On September 13, 2011, the Company received a letter from the FDA regarding the Company’s response stating that corrective actions proposed by the Company, once fully implemented, should adequately address the observations made by the FDA investigators. The letter also indicated that the Company’s corrective actions will be verified by the FDA at the next facility inspection.  The Company believes that the corrective actions have now been fully implemented.  The Company will continue the manufacturing operations currently ongoing at the Burlington site, including GMP operations.  There is no timeline for re-inspection of the Burlington facility and there can be no assurance that the FDA will be satisfied with our response or will not identify additional issues on re-inspection. Failure to promptly correct these violations as required by the FDA may result in legal action without further notice including, without limitation, seizure and injunction.  Other federal agencies may take the FDA warning letter into account when considering the award of contracts.  Additionally, the FDA may withhold approval of requests for export certificate, or approval of pending drug applications listing our Burlington facility until the above violations are corrected.  In addition, certain customers who claim to be adversely impacted by the FDA warning letter and our inability to fulfill our contractual commitments may bring legal action against us.  Any such actions could significantly disrupt our business and operations and have a material adverse impact on our financial position and operating results.

During 2012 the U.S. Government passed new legislation termed the Generic Drug User Fee Amendments (“GDUFA”) which was effective beginning October 2012. AMRI has taken required actions, specifically, the self-identification of impacted facilities and the budgeting of required fees.

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

Concentration of Business and Geographic Information

For a description of revenue and long lived assets by geographic region, please see Note 15 to the Consolidated Financial Statements.

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

The recurring royalties we receive on the sales of Allegra/Telfast have historically provided a material portion of our revenue, earnings and operating cash flows. We continue to develop our business and manage our operating costs in order to be in a position to maintain a business that can operate profitably as these royalties decrease significantly in 2014 then further in 2015. Recurring royalties have a significantly higher gross and operating margin than do our other business activities, resulting in the need to replace a significant amount of margin in order to achieve such profitability. The Company has taken certain cost cutting steps in order to right size the business operations to support the profitability that is achievable from our core contract research and manufacturing businesses. In the future, we may need to take additional cost cutting measures if our revenues do not increase or are not profitable enough to support our operations. In addition, if we are not able to increase operating revenue and decrease operating costs in order to replace the Allegra royalty income, there will be a material and adverse impact on our business, including negative impacts on our operating cash flow, access to capital and ability to implement required capital improvements to our facilities.

Our Burlington, MA facility is subject to an FDA warning letter which has resulted in a significant disruption in our business operations at this facility and has had and may continue to have a material adverse effect on our business operations and cash flow.

On August 18, 2010, we received a warning letter from the FDA which pertained to its inspection of AMRI Burlington in March 2010 and which identified three significant observations.  According to the warning letter, these observations may have caused our drug product(s) to be adulterated in that the methods used in, or the facilities or controls used for, their manufacture, processing, packing or holding did not conform to, or were not operated or administered in conformity with cGMP.  A copy of the warning letter is available on the FDA website at www.fda.gov.  We acquired the facility on June 14, 2010. The warning letter did not restrict production or shipment of products from the facility; however we voluntarily suspended cGMP production for a period of time while we undertook remediation steps to address the FDA’s observations.  Although we resumed cGMP operations in May 2011, the suspension of production has had a material adverse effect on our business operations and cash flow.

We worked to resolve the issues identified in the warning letter.  In May, 2011, the Company provided the FDA with its final update pertaining to the warning letter.  From June 8, 2011 through June 28, 2011, the FDA conducted a re-inspection of the Company's Burlington facility.  On June 28, 2011, the FDA issued a Form 483 report to the Company which included 7 inspectional observations.  The Company provided a response to the FDA’s Form 483 report on July 20, 2011. On September 13, 2011, the Company received a letter from the FDA regarding the Company’s response stating that corrective actions proposed by the Company, once fully implemented, should adequately address the observations made by the FDA investigators. The letter also indicated that the Company’s corrective actions will be verified by the FDA at the next facility inspection.   The Company believes the corrective actions have now been fully implemented. The Company will continue the manufacturing operations currently ongoing at the Burlington site, including GMP operations.  There is no timeline for re-inspection of the Burlington facility and there can be no assurance that the FDA will be satisfied with our response or will not identify additional issues on re-inspection.  Failure to promptly correct these violations as required by the FDA may result in legal action without further notice including, without limitation, seizure and injunction.  Other federal agencies may take the FDA warning letter into account when considering the award of contracts.  Additionally, the FDA may withhold approval of requests for export certificate, or approval of pending drug applications listing our Burlington facility until the above violations are corrected.  In addition, certain customers who claim to be adversely impacted by the FDA warning letter and our inability to fulfill our contractual commitments may bring legal action against us.  Any such actions could significantly disrupt our business and operations and have a material adverse impact on our financial position and operating results.

We may experience disruptions in or the inability to source raw materials to support our production processes or to deliver goods to our customers.

We rely on independent suppliers for key raw materials, consisting primarily of various chemicals. We generally use raw materials available from more than one source and do not enter into long-term contracts for such materials. We could experience inventory shortages if we were required to use an alternative manufacturer on short notice, which could lead to raw materials being purchased on less favorable terms than we have with our regular supplier. Additionally, we rely on various third-party delivery services to transport both goods from our vendors and finished products to our customers. A disruption in our ability to source or transport materials could delay or halt production and delivery of certain of our products thereby adversely impacting our ability to market and sell such products and our ability to compete.

Our sales forecast and/or revenue projections may not be accurate.

We use a backlog system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of proposals, including the date when they estimate a customer will make a purchase decision and the potential size of the order. We aggregate these estimates on a quarterly basis in order to generate a sales backlog. While this process provides us with some guidance in business planning and forecasting, it is based on estimates only and is therefore subject to risks and uncertainties. We believe our aggregate backlog as of any date is not necessarily a meaningful indicator of our future results for a variety of reasons. First, contracts vary in duration, and as such the timing and amount of revenues recognized from backlog can vary from period to period. Second, the Company’s manufacturing and services contracts are of a nature that a customer may, at its option, cancel or delay the timing of delivery, which would change our projections concerning the timing and extent to which revenue may be recognized. In addition, the value of the Company’s services contracts that are conducted on a time and materials or full-time equivalent basis are based on estimates, from which actual revenue generated could vary. Finally, there is no assurance that projects included in backlog will not be terminated or delayed at any time by customers or regulatory authorities. We cannot provide any assurance that we will be able to realize all or most of the net revenues included in backlog or estimate the portion to be filled in the current year. Any variation in the conversion of the backlog into revenue or the backlog itself could cause us to improperly plan or budget and thereby adversely affect our business, results of operations and financial condition.

We derive a significant percentage of our revenue from a small group of customers. We may lose one or more of our major customers.

During the year ended December 31, 2012, revenues from our largest customer represented approximately 15% of our contract revenue, or 13% of our total revenue. During the year ended December 31, 2011, revenues from our largest customer represented approximately 16% of our contract revenue, or 13% of our total revenue. Our existing agreement with this customer extends through 2016. In addition, during the year ended December 31, 2012 sales to another customer represented approximately 12% of our contract revenue, or 10% of our total revenue. In addition, during the year ended December 31, 2012, we provided services to two other major customers, who combined, represent approximately 11% of our contract revenues or 9% of our total revenue. In total, our four largest customers in 2012 represented approximately 38% of our contract revenue and 32% of our total revenue. These customers, along with most of our other customers, typically may cancel their contracts with 30 days’ to two-year’s prior notice, depending on the size of the contract, for a variety of reasons, some of which are beyond our control. If any one of our major customers cancels its contract with us, our contract revenues may materially decrease.

If we fail to meet our current credit facility’s financial covenants, our business and financial condition could be adversely affected.

We currently have a $20.0 million credit facility consisting of a 4-year, $5.0 million term loan and a $15.0 million revolving line of credit. As of December 31, 2012, the Company had $8.5 million of outstanding letters of credit secured by this line of credit.

The credit facility contains financial covenants, including certain net cash flow requirements for 2012, a minimum fixed charge coverage ratio commencing in 2013 and extending for the remaining term of the agreement, maximum quarterly year-to-date capital expenditures, minimum monthly domestic unrestricted cash and maximum average monthly cash reserves held at international locations. As of December 31, 2012, the Company was in compliance with its current financial covenants.

If we fail to comply with these obligations, and default under our credit facility, our business could be adversely affected by, among other things, limited flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, thereby placing us at a competitive disadvantage compared to our competitors that may have more favorable credit facilities.

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

All facilities and manufacturing techniques used to manufacture drugs in the United States must conform to standards that are established by the FDA. The FDA conducts unscheduled periodic inspections of our facilities to monitor our compliance with regulatory standards. If the FDA finds that we fail to comply with the appropriate regulatory standards, it may impose fines on us or, if the FDA determines that our non-compliance is severe, it may close our facilities. Any adverse action by the FDA or other applicable regulatory bodies could have a material adverse effect on our operations.

Pharmaceutical and biotechnology companies may discontinue or decrease their usage of our services.

We depend on pharmaceutical and biotechnology companies that use our services for a large portion of our revenues. Although there has been a trend among pharmaceutical and biotechnology companies to outsource drug research and development functions, this trend may not continue. We have experienced increasing pressure on the part of our customers to reduce expenses, including the use of our services, as a result of negative economic trends generally and more specifically in the pharmaceutical industry.

We may be adversely affected in future periods as a result of general economic and/or pharmaceutical industry downturns which may result in a diminished availability of liquidity in the marketplace. If pharmaceutical and biotechnology companies discontinue or decrease their usage of our services, including as a result of a slowdown in the overall global economy, our revenues and earnings could be lower than we currently expect and our revenues may decrease or not grow at historical rates.

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

Factors we consider important which could result in long-lived asset impairment include the following:

•	a significant change in the extent or manner in which a long-lived asset group is being used;

•	a significant change in the business climate that could affect the value of a long-lived asset group; and

•	a significant decrease in the market value of assets.

In the first quarter of 2012, we recorded property and equipment impairment charges of $4.0 million in our DDS segment associated with the Company’s decision to cease operations at our Budapest, Hungary facility. Additionally, during the fourth quarter of 2012, we recorded long-lived asset impairment charges of $4.4 million in the DDS segment primarily as a result of the Company’s decision to further optimize its location footprint and close its Bothell, Washington facility.

In the fourth quarter of 2011, we recorded long-lived asset impairment charges of $4.7 million in our DDS segment associated with the Company’s decision to terminate its lease and exit one of its U.S. facilities as part of the overall initiative to reduce the Company's workforce, right size capacity, and reduce operating costs.

In 2010, we recorded long-lived asset impairment charges of $4.8 million in our DDS segment. As a result of realigning some of the AMRI U.S. operating activities, the Company evaluated the future economic benefit expected to be generated from the revised operating activities in one of its U.S. facilities against the carrying value of the facility’s property and equipment and determined that these assets were impaired. We also recorded a long-lived asset impairment charge of $6.0 million in our LSM segment upon determining that the carrying value of certain assets at our AMRI India location used in the manufacturing of generic products was not recoverable based on projections of future revenues and cash flows expected to be derived from the use of these assets.

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

There are significant risks associated with the establishment of foreign operations, including, but not limited to: geopolitical risks, foreign currency exchange rates and the impact of shifts in the U.S. and local economies on those rates, compliance with local laws and regulations, the protection of our intellectual property and that of our customers, the ability to integrate our corporate culture with local customs and cultures, and the ability to effectively and efficiently supply our international facilities with the required equipment and materials. If we are unable to effectively manage these risks, these locations may not produce the revenues, earnings, or strategic benefits that we anticipate, or we may be subject to fines or other regulatory actions if we do not comply with local laws and regulations, which could have a material adverse effect on our business.

Delays in, or failure of, the approval of our customers’ regulatory submissions could impact our revenue and earnings.

The successful transition of clinical and preclinical candidates into long term commercial supply agreements is a key component of the LSM business strategy. If our customers do not receive approval of their FDA regulatory submissions, this could have a significant negative impact on our revenue and earnings. In addition, the manufacture of controlled substances requires timely approval by the DEA of sufficient controlled substance quota. If we do not receive sufficient DEA quota to meet our customers’ demands, and/or if our customers do not receive sufficient quota to take delivery of and/or formulate the product at their facilities, this could have a significant negative impact on our revenue and earnings.

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

We may lose one or more of our key employees.

Our business is highly dependent on our senior management and scientific staff, including:

•	Dr. Thomas E. D’Ambra, our Chairman, Chief Executive Officer and President;

•	Michael M. Nolan, our Vice President, Chief Financial Officer and Treasurer;

•	Dr. Steven R. Hagen, our Senior Vice President, Pharmaceutical Development and Manufacturing;

•	Lori M. Henderson, our Vice President, General Counsel and Secretary;

•	Brian D. Russell, our Vice President, Human Resources; and

•	Dr. Bruce J. Sargent, our Senior Vice President, Drug Discovery.

The loss of any of our key employees, including our scientists, may have a material adverse effect on our business.

We may be held liable for harm caused by drugs that we develop and test.

We develop, test and manufacture drugs that are used by humans. If any of the drugs that we develop, test or manufacture harm people, we may be required to pay damages. Although we carry liability insurance, we may be required to pay damages in excess of the amounts of our insurance coverage. Damages awarded in a product liability action could be substantial and could have a material adverse effect on our financial condition.

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

Our operations may be interrupted by the occurrence of a natural disaster or other catastrophic event at our facilities.

We depend on our laboratories and equipment for the continued operation of our business. Our research and development, manufacturing and all administrative functions are primarily conducted at our facilities in Albany and Rensselaer, New York. Although we have contingency plans in effect for natural disasters or other catastrophic events, these events could still disrupt our operations. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies. Any natural disaster or catastrophic event at any of our facilities could have a significant negative impact on our operations.

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

Domestic governmental policy changes, including health care reform and budgetary policies could reduce the reimbursement rates pharmaceutical and biotechnology companies receive for drugs they sell, which incorporate some of our products, which in turn, could reduce the demand for or amounts that they have available to retain our services.

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

We have renewed a Shareholder Rights Plan, the purpose of which is, among other things, to enhance the Board’s ability to protect shareholder interests and to ensure that shareholders receive fair treatment in the event any coercive takeover attempt of us is made in the future. Under the terms of the Shareholder Rights Plan, the Board can in effect prevent a person or group from acquiring more than 15% of the outstanding shares of our Common Stock. Once a shareholder acquires more than 15% of our outstanding Common Stock without Board approval (the “acquiring person”), all other shareholders will have the right to purchase securities from us at a price less than their then fair market value. These subsequent purchases by other shareholders substantially reduce the value and influence of the shares of Common Stock owned by the acquiring person.

Our officers and directors have significant control over us and their interests as shareholders may differ from our other shareholders.

At February 28, 2013, our directors and officers beneficially owned or controlled approximately 10.1% of our outstanding common stock. Individually and in the aggregate, these stockholders significantly influence our management, affairs and all matters requiring stockholder approval. In particular, this concentration of ownership may have the effect of delaying, deferring or preventing an acquisition of us and may adversely affect the market price of our common stock.

Our stock price is volatile and could experience substantial change.

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

Costs for certain items which are needed to run our business, such as energy and certain materials, have the potential to fluctuate. As these cost increases are often dependent on market conditions, and although we do our best to manage these price increases, we may experience increases in our costs due to the volatility of prices and market conditions. Increases in these costs could negatively impact our results of operations to the extent that we are unable to incorporate these increases into the pricing of our goods and services.

Our business may be adversely affected if we encounter complications in connection with our information technology systems and infrastructure.

We rely to a large extent upon sophisticated information technology systems and infrastructure, with respect to enterprise resource planning, manufacturing, and the storage of business, financial, intellectual property, and other information essential to the effective operation and management of our business. While we have invested significantly in the operation and protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions, or identify breaches in our systems. Prolonged interruptions or significant breaches could result in a material adverse effect on our operations.

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

A portion of our overall revenue is derived either from governmental sources directly, such as the U.S. National Institutes of Health (“NIH”) , or indirectly, from customers whose funding is partially dependent on both the level and timing of funding from government sources. A reduction in government funding for the NIH or other government research agencies could adversely affect our business and our financial results and there is no guarantee that NIH funding will be directed towards projects and studies that require use of our services.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The aggregate square footage of our operating facilities is approximately 1,099,000 square feet, of which 718,000 square feet are owned and 381,000 square feet are leased. Set forth below is information on our principal facilities:

Location	Square Feet	Primary Purpose
Rensselaer, New York	270,000	Contract Manufacturing
Albany, New York	250,000	Contract Manufacturing, Contract Research and Administration
Aurangabad, India	208,000	Contract Manufacturing
Holywell, United Kingdom	68,000	Contract Manufacturing & Contract Research
East Greenbush, New York	64,000	Contract Research
Hyderabad, India	59,000	Contract Research
Burlington, Massachusetts	57,000	Contract Manufacturing
Singapore	51,000	Contract Research
Bothell, Washington	44,000	Contract Research
Syracuse, New York	28,000	Contract Research

Our Rensselaer, NY, Aurangabad, India, Holywell, United Kingdom and Burlington, MA facilities are used in our Large-Scale Manufacturing (“LSM”) segment as reported in the consolidated financial statements. All other facilities are used in our Discovery, Drug Development and Small Scale Manufacturing (“DDS”) segment, as reported in the consolidated financial statements.

We believe these facilities are generally in good condition and suitable for their purpose. We believe that the capacity associated with these facilities is adequate to meet our anticipated needs through 2013.

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

Allegra

The Company, along with Aventis Pharmaceuticals Inc., the U.S. pharmaceutical business of Sanofi, has been involved in legal proceedings with several companies seeking to market or which are currently marketing generic versions of Allegra and Allegra-D products. In accordance with the Company’s agreements with Sanofi, Sanofi bears the external legal fees and expenses for these legal proceedings, but in general, the Company must consent to any settlement or other arrangement with any third party. Under those same agreements, the Company will receive royalties from Sanofi and certain approved sub-licensees on U.S. Patent No. 5,578,610 until its expiration in November 2013 and royalties on U.S. Patent No. 5,750,703 until its expiration in 2015, unless those patents are earlier determined to be invalid. The Company is also entitled to receive certain royalties from Sanofi and certain approved sub-licensees in certain foreign countries and with respect to certain foreign patents through mid-2015, unless certain patents are earlier determined to be invalid. As of early in the first quarter of 2013, the Company had settled all of the pending United States and foreign litigations surrounding the marketing of generic versions of Allegra and Allegra-D products, with the exception of certain proceedings pending in the United States related to two affiliated defendants’ production and sale of generic versions of Allegra and Allegra-D products. All of the other pending legal proceedings have been settled to the mutual satisfaction of the parties and the related litigations have been dismissed by the mutual consent of the parties.

ITEM 4. Mine Safety Disclosures

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)     Market Information. The Common Stock of the Company is traded on the NASDAQ Global Market (“NASDAQ”) under the symbol “AMRI.” The following table sets forth the high and low closing prices for our Common Stock as reported by NASDAQ for the periods indicated:

Period	High	Low
Year ending December 31, 2012
First Quarter	$3.22	$2.58
Second Quarter	$3.44	$2.25
Third Quarter	$3.85	$2.57
Fourth Quarter	$5.59	$3.36

Year ending December 31, 2011
First Quarter	$6.37	$4.02
Second Quarter	$5.55	$3.87
Third Quarter	$5.16	$2.80
Fourth Quarter	$3.65	$2.08

Stock Performance Graph

The following graph provides a comparison, from December 31, 2007 through December 31, 2012, of the cumulative total stockholder return (assuming reinvestment of any dividends) among the Company, the NASDAQ Stock Market (U.S. Companies) Index (the “NASDAQ Index”) and the NASDAQ Pharmaceuticals Index (the “Pharmaceuticals Index”). The historical information set forth below is not necessarily indicative of future performance. Data for the NASDAQ Index and the Pharmaceuticals Index were provided by NASDAQ.

	Albany Molecular Research, Inc	NASDAQ Stock Market (U.S. Companies) Index	NASDAQ Pharmaceuticals Index
December 31, 2007	100.000	100.000	100.000
December 31, 2008	67.733	61.172	93.041
December 31, 2009	63.143	87.928	104.545
December 31, 2010	39.082	104.131	113.328
December 31, 2011	20.376	104.686	121.306
December 31, 2012	36.718	123.849	161.397

(b)     Holders.

The number of record holders of our Common Stock as of February 28, 2013 was approximately 202. We believe that the number of beneficial owners of our Common Stock at that date was substantially greater than 202.

(c)     Dividends.

We have not declared any cash dividends on our Common Stock since our inception in 1991. We currently intend to retain our earnings for future growth and, therefore, do not anticipate paying cash dividends in the foreseeable future.

(d)     Equity Compensation Plan Information.

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2012:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	2,388,766	$5.90	1,343,002	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	2,388,766	$5.90	1,343,002

(1)	Consists of the Company’s 1998 Stock Option Plan, the Company’s 2008 Stock Option Plan and the Company’s Employee Stock Purchase Plan (“ESPP”). Does not include purchase rights accruing under the ESPP because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.

(2)	Includes 1,106,443 shares available under the 2008 Stock Option Plan and 236,559 shares available under the ESPP.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data shown below for the fiscal years ended December 31, 2012, 2011 and 2010, and as of December 31, 2012 and 2011, have been derived from our audited consolidated financial statements included in this Form 10-K. The selected financial data set forth below for the fiscal years ended December 31, 2009 and 2008 and as of December 31, 2010, 2009 and 2008 have been derived from our audited consolidated financial statements for those years, which are not included in this Form 10-K. The information should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes and other financial information included herein, including Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	As of and for the Year Ending December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Contract revenue	$189,858	$169,611	$163,228	$156,800	$195,455
Recurring royalties	35,988	35,034	34,838	34,867	28,305
Milestone revenue	840	3,000	—	4,750	5,500
Total revenue	226,686	207,645	198,066	196,417	229,260
Cost of contract revenue	168,064	168,470	152,673	138,739	146,075
Technology incentive award	3,143	3,557	3,484	3,594	2,901
Research and development	906	7,939	11,090	14,547	13,129
Selling, general and administrative	40,904	41,071	42,234	38,036	39,229
Goodwill impairment	—	15,812	36,844	22,900	—
Property and equipment impairment	8,334	4,674	10,848	—	—
Intangible asset impairment	—	856	—	—	—
Restructuring charges	4,632	1,271	3,090	329	1,833
Arbitration charge	—	127	9,798	—	—
Total costs and expenses	225,983	243,777	270,061	218,145	203,167
Income (loss) from operations	703	(36,132)	(71,995)	(21,728)	26,093
Interest (expense) income, net	(454)	(583)	160	269	1,082
Other (expense) income, net	(130)	77	(1,007)	(593)	715
Income (loss) before income tax (benefit) expense	119	(36,638)	(72,842)	(22,052)	27,890
Income tax (benefit) expense	3,896	(4,342)	(9,971)	(5,357)	7,330
Net (loss) income	$(3,777)	$(32,296)	$(62,871)	$(16,695)	$20,560
Basic (loss) earnings per share	$(0.12)	$(1.08)	$(2.05)	$(0.54)	$0.66
Diluted (loss) earnings per share	$(0.12)	$(1.08)	$(2.05)	$(0.54)	$0.65
Weighted average common shares outstanding, basic	30,318	29,961	30,657	31,062	31,389
Weighted average common shares outstanding, diluted	30,318	29,961	30,657	31,062	31,612
Consolidated Balance Sheet Data:
Cash, cash equivalents and investment securities - unrestricted	$23,293	$20,198	$41,481	$111,058	$87,470
Property and equipment, net	135,519	149,729	163,212	166,746	167,502
Working capital	77,438	62,584	79,409	149,730	140,693
Total assets	262,862	263,067	325,106	373,692	390,684
Long-term debt, excluding current installments	7,227	3,003	11,737	13,212	13,482
Total stockholders’ equity	206,141	206,432	243,743	314,613	326,680
Other Consolidated Data:
Capital expenditures	$9,890	$10,837	$11,628	$15,172	$23,938

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

In March 2012, we approved a restructuring plan that ceased all operations at our Budapest, Hungary facility effective March 30, 2012. In November 2012, we approved a restructuring plan to cease all operations at our Bothell, WA facility. The goal of these restructuring activities is to advance our continued strategy of increasing global competitiveness and remaining diligent in managing costs by improving efficiency and customer service and by realigning resources to meet shifting customer demand and market preferences.

Our total revenue for 2012 was $226.7 million, including $189.9 million from our contract service business and $36.0 million from royalties on sales of Allegra/Telfast and certain products sold by Actavis, Inc (“Actavis”). We generated $15.3 million in cash from operations, and we used $9.9 million for capital expenditures on our facilities and equipment, primarily related to maintaining and upgrading our U.S. facilities. We recorded a net loss of $3.8 million in 2012, largely the result of $8.3 million of long-lived asset impairment charges and $4.6 million of restructuring charges. As of December 31, 2012, we had $28.5 million in cash, cash equivalents and restricted cash and $8.0 million in bank and other related debt.

Results of Operations

Operating Segment Data

We have organized our sales, marketing and production activities into the Discovery, Drug Development and Small Scale Manufacturing (“DDS”) and Large Scale Manufacturing (“LSM”) segments based on the criteria set forth in ASC 280, ‘‘Disclosures about Segments of an Enterprise and Related Information.’’ We rely on an internal management accounting system to report results of these segments. The accounting system includes revenue and cost information by segment. We make financial decisions and allocate resources based on the information we receive from this internal system. The DDS segment includes activities such as drug lead discovery, optimization, drug development and small scale commercial manufacturing. The LSM segment includes pilot to commercial scale manufacturing of active pharmaceutical ingredients and intermediates, sterile syringe and vial filling, and high potency and controlled substance manufacturing.

Contract Revenue

Contract revenue consists primarily of fees earned under contracts with third-party customers. Our contract revenues for our DDS and LSM segments were as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
DDS	$73,458	$74,032	$83,308
LSM	116,400	95,579	79,920
Total	$189,858	$169,611	$163,228

DDS contract revenues for the year ended December 31, 2012 remained consistent with amounts recognized in the same period in 2011 including lower contract revenue for our biology discovery services and development and small-scale manufacturing services, offset in part by an increase in our U.S. chemistry discovery services.

We currently expect DDS contract revenue for full year 2013 to increase from amounts recognized in 2012 primarily due to an increase in demand for our U.S. chemistry services, offset in part by a decrease in our biology services.

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

LSM contract revenue significantly increased for the year ended December 31, 2012 from the same period in 2011 as a result of higher commercial manufacturing services at our Rensselaer, NY facility, as well as continued improvement at our UK facility.

We currently expect continued growth in LSM contract revenue for full year 2013 due to strong demand for our commercial manufacturing services.

LSM contract revenue increased for the year ended December 31, 2011 from the same period in 2010 as a result of higher commercial and API development manufacturing shipments from our Rensselaer, NY facility, as well as increased intermediate manufacturing in our Aurangabad, India facility as compared to the same period in 2010.

Recurring royalty revenue

Year Ended December 31,
2012	2011	2010
(in thousands)
$35,988	$35,034	$34,838

The largest portion of our recurring royalties are based on the worldwide sales of Allegra/Telfast, as well as on sales of Sanofi over-the-counter (“OTC”) product and authorized generics. Additionally, beginning in the third quarter of 2012 we earned recurring royalty revenue in conjunction with a Development and Supply Agreement with Actavis at the Company’s Rensselaer, NY manufacturing facility.

Recurring royalties increased during the year ended December 31, 2012 from the same period in 2011 due to the receipt of Actavis royalties of $4.7 million. This increase was offset in part by a $3.7 million decrease in royalties recognized from the sales of prescription Allegra which was primarily due to decreased sales in Japan in the first quarter of 2012 as a result of a less severe allergy season.

We currently expect full year 2013 recurring royalties to slightly increase over amounts recognized in 2012 primarily due to incremental royalties from Actavis, partially offset by lower Allegra royalties.

Recurring royalties slightly increased for the year ended December 31, 2011 as compared to the same period in 2010 primarily due to a significant increase in sales of prescription Allegra in Japan, partially offset by a decrease in royalties recognized from the sale of Allegra products in the U.S.

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

Milestone revenue

Milestone revenue is earned for achieving milestones included in licensing and research agreements with certain of our partners. Milestone revenues were as follows:

Year Ended December 31,
2012	2011	2010
	(in thousands)
$840	$3,000	$—

Milestone revenue received during the year ended December 31, 2012 was recognized primarily in conjunction with the Company’s license and research agreement with BMS for advancing a fourth compound into preclinical development.

Milestone revenue of $3.0 million received during the year ended December 31, 2011 was recognized in conjunction with the Company’s license and research agreement with BMS and was specifically based on meeting a Phase II clinical trial milestone of an AMRI compound licensed exclusively to BMS.

No milestone revenue was recorded during the year ended December 31, 2010.

Cost of Contract Revenue

Cost of contract revenue consists of compensation and associated fringe benefits for employees, chemicals, depreciation and other indirect project related costs. Cost of contract revenue for our DDS and LSM segments were as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
DDS	$70,366	$72,758	$72,903
LSM	97,698	95,712	79,770
Total	$168,064	$168,470	$152,673
DDS Gross Contract Margin	4.2%	1.7%	12.5%
LSM Gross Contract Margin	16.0%	(0.1)%	0.2%
Total Gross Contract Margin	11.5%	0.7%	6.5%

DDS contract revenue gross margin percentages increased for the year ended December 31, 2012 compared to the same period in 2011. These increases are primarily due to cost savings initiatives taken in our U.S chemistry operations in 2011, as well as the impact of the closure of our Hungarian operations in 2012, offset in part by lower demand for our U.S. biology and development services in relation to our fixed costs.

We currently expect DDS contract margins for 2013 to improve over amounts recognized in 2012 due to cost savings initiatives in our global discovery services platform along with improved facility utilization.

LSM’s contract revenue gross margin percentages improved for the year ended December 31, 2012 compared to the same period in 2011. This increase is primarily due to an increase in sales of higher margin products for our U.S. manufacturing services, as well as an increase in capacity utilization at our large-scale manufacturing facilities worldwide.

We currently expect continued improvement in LSM contract margins for 2013 driven by an increase in capacity utilization in relation to our fixed costs.

DDS contract revenue gross margin percentages decreased for the year ended December 31, 2011 compared to the same period in 2010. This resulted from lower demand for our discovery services in relation to our fixed costs.

LSM’s contract revenue gross margin slightly decreased for the year ended December 31, 2011 compared to the same period in 2010. This decrease was primarily due to levels of fixed cost base at our Burlington, MA facility as compared to its revenues due to the disruption at the facility resulting from the FDA warning letter received in August 2010, along with unutilized capacity at our AMRI UK facility. These decreases were partially offset by an increase in margins for our U.S. API manufacturing services.

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

Year Ended December 31,
2012	2011	2010
(in thousands)
$3,143	$3,557	$3,484

We expect technology incentive award expense to generally fluctuate directionally and proportionately with fluctuations in Allegra royalties in future periods. Technology incentive award expense decreased for the year ended December 31, 2012 as compared to the same period in 2011 due to the decrease in Allegra recurring royalty revenue as discussed above.

Technology incentive award expense for the year ended December 31, 2011 remained consistent as compared to 2010 which reflected the relative consistency in Allegra royalty revenue.

Research and Development

Research and development (“R&D”) expense consists of compensation and benefits for scientific personnel for work performed on proprietary technology R&D projects, costs of chemicals, materials, outsourced activities and other out of pocket costs and overhead costs.

During the fourth quarter of 2011, the Company made a decision to cease activities related to its internal discovery research and development programs, excluding generic programs. Although we ceased our proprietary new compound R&D activities, we continue to believe there are additional opportunities to partner these programs in return for appropriate consideration if our technology results in compounds that are successfully developed into new drugs and reach the market. In addition, R&D activities continue at our large-scale manufacturing facility related to the potential manufacture of new products, the development of processes for the manufacture of generic products with commercial potential, and the development of alternative manufacturing processes.

Research and development expenses were as follows:

Year Ended December 31,
2012	2011	2010
(in thousands)
$906	$7,939	$11,090

R&D expense for the year ended December 31, 2012 decreased to $0.9 million as a result of our strategic decision during the fourth quarter of 2011 to cease R&D operations related to our internal discovery research and development programs, excluding our generics program. R&D expenditures incurred during 2012 related primarily to developing new niche generic products and improving process efficiencies in our manufacturing plants.

Based on our strategic decision to cease R&D operations, we currently expect 2013 R&D expense to be consistent with amounts recognized in 2012.

Research and development expenses for the year ended December 31, 2011 decreased 28% from the year ended December 31, 2010. This decrease was primarily due to an overall decrease in internal operating costs as we strategically managed our R&D investments and continued to narrow the focus of R&D spending on those programs with the highest licensing potential, as well as a decrease in clinical trial costs related to our oncology and obesity programs.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consist of compensation and related fringe benefits for sales, marketing, operational and administrative employees, professional service fees, marketing costs and costs related to facilities and information services. SG&A expenses were as follows:

Year Ended December 31,
2012	2011	2010
(in thousands)
$40,904	$41,071	$42,234

Selling, general and administrative expenses for the year ended December 31, 2012 remained relatively flat as compared to the same period in 2011. Decreases in SG&A resulting from ongoing actions related to cost savings were offset by non-recurring executive transition costs.

We currently expect SG&A expenses for 2013 to decrease from amounts recognized in 2012 due to on-going cost saving actions partially offset by inflation.

Selling, general and administrative expenses for the year ended December 31, 2011 decreased from the same period in 2010. This decrease was primarily attributable to nonrecurring acquisition costs and reductions in AMRI Burlington remediation costs compared to the levels incurred in 2010.

Goodwill Impairment

Year Ended December 31,
2012	2011	2010
(in thousands)
$–	$15,812	$36,844

During the fourth quarter of 2011, we recorded a goodwill impairment charge of $15.8 million in our DDS operating segment due to a change in the implied fair value of the segment’s goodwill to below its carrying value. The change in the fair value of the segment was primarily attributable to significantly lower than forecasted demand for contract services in 2011, which resulted in a decrease in management’s long-term estimates of operating results and cash flows for the segment.

During the fourth quarter of 2010, we recorded a goodwill impairment charge of $36.8 million in our LSM operating segment due to a change in the implied fair value of the segment’s goodwill to below its carrying value. The change in the fair value of the segment was primarily attributable to the fact that in the fourth quarter of 2010 several events occurred in the LSM segment that significantly impacted our expected future performance for this segment. Our AMRI UK facility was notified of an unplanned significant reduction in demand for a key commercial product, which had historically represented a significant amount of annual revenues at the site. In addition, the FDA warning letter issued to our AMRI Burlington facility was expected to have both continued negative short-term financial impact during the remediation process, as well as delaying the planned integration of the AMRI Burlington business into our overall LSM platform and the forecasted resulting growth in the long term.

Property and Equipment Impairment

Year Ended December 31,
2012	2011	2010
(in thousands)
$8,334	$4,674	$10,848

During 2012, we recorded long-lived asset impairment charges of $8.3 million in our DDS segment in order to further optimize the Company’s location footprint and cease operations at our Budapest, Hungary and Bothell, Washington facilities.

In the fourth quarter of 2011, we recorded long-lived asset impairment charges of $4.7 million in our DDS segment associated with the Company’s decision to terminate its lease and exit one of its U.S. facilities as part of the overall initiative to reduce the Company's workforce, right size capacity, and reduce operating costs.

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

Intangible Impairment

Year Ended December 31,
2012	2011	2010
(in thousands)
$—	$856	$—

In the fourth quarter of 2011, we identified patent assets relating to technologies that we no longer expect to derive value from as a result of the Company’s decision to cease internal R&D activities. We recorded an intangible impairment charge of $0.9 million in our DDS segment in conjunction with this review of our patent portfolio.

Restructuring Charges

Year Ended December 31,
2012	2011	2010
(in thousands)
$4,632	$1,271	$3,090

During 2012, we approved restructuring plans to cease all operations at our Budapest, Hungary, and Bothell, WA facilities. The goal of these restructuring activities is to advance our continued strategy of increasing global competitiveness and to remain diligent in managing costs by improving efficiency and customer service and by realigning resources to meet shifting customer demand and market preferences. Additionally, we intend to expand and better integrate our in vitro biology services with the total drug discovery service platform and to further optimize the Company’s location footprint. In connection with these actions, we recorded restructuring charges of $4.6 million in 2012.

We exited the Budapest, Hungary facility in the third quarter of 2012 and are in the process of resolving the termination of the lease.

In December 2011, we initiated a restructuring plan at one of our U.S. locations which included actions to reduce our workforce, right size capacity, and reduce operating costs. These actions were implemented to better align the business to current and expected market conditions and are expected to improve our overall cost competitiveness and increase cash flow generation. The workforce reduction primarily affected certain positions associated with our elimination of internal R&D activities.  As a result of the workforce reduction, we have terminated the lease of one of our U.S. facilities which will result in a reduction in annual operating expenses related to this facility.  As a result of this restructuring, we recorded a restructuring charge in the DDS operating segment of $0.3 million in the fourth quarter of 2011 and $0.3 million in 2012.

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

Anticipated cash outflow related to the restructuring activities for 2013 is approximately $2.1 million.

Arbitration charge

Year Ended December 31,
2012	2011	2010
(in thousands)
$–	$127	$9,798

On August 19, 2009, AMRI Rensselaer notified one of its suppliers that it was cancelling a purchase agreement between the parties pursuant to a hardship clause of the agreement.  Our supplier commenced arbitration in September 2009 with International Centre for Dispute Resolution ("ICDR") seeking damages for AMRI Rensselaer’s alleged wrongful repudiation of the agreement.

On October 13, 2010 the ICDR issued an arbitration award in favor of our supplier against AMRI Rensselaer and awarded damages of $8.7 million plus interest at the rate of 9% starting from August 19, 2009.   AMRI accrued $9.8 million for the award and related interest expense in the year ended December 31, 2010.

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

As the letter of credit is reduced, the Company reverses the allocated portion of the accrued charge through a reduction in the carrying cost of the associated inventory. The maximum amount to be reversed is $5.5 million through 2014. As of December 31, 2012, the remaining arbitration reserve is $2.7 million.

Arbitration charges of $0.1 million in 2011 represented accrued interest expense related to the award prior to the arbitration settlement.

Interest (expense) income, net

	Year Ended December 31,
(in thousands)	2012	2011	2010
Interest expense	$(463)	$(714)	$(292)
Interest income	9	131	452
Interest (expense) income, net	$(454)	$(583)	$160

Interest expense decreased for the year ended December 31, 2012 as compared with the same period in the prior year primarily due to lower borrowing costs under the Company’s April 2012 credit agreement. Interest expense increased for the year ended December 31, 2011 as compared with the same period in 2010 primarily due to borrowing costs associated with the renegotiation of the Company’s credit agreement entered into in 2011.

Interest income decreased for the year ended December 31, 2012 as compared with the same period in 2011 due to a decrease in the amount of interest bearing assets. Interest income decreased for the year ended December 31, 2011 as compared with the same period in 2010 primarily due to the decrease in the average balances of interest bearing cash and investments held during the year.

Other (expense) income, net

Year Ended December 31,
2012	2011	2010
(in thousands)
$(130)	$77	$(1,007)

Other expense increased for the year ended December 31, 2012 from income for the same period in 2011 primarily due to rates associated with foreign currency transactions, as well as costs associated with transitioning our financing to a new creditor during 2012. These amounts were partially offset by income from the settlement of contingencies associated with our 2010 AMRI UK and AMRI Burlington acquisitions, along with income from insurance claims related to the remediation of the FDA warning letter at our Burlington facility.

Other income for the year ended December 31, 2011 included income of $0.3 million related to settlement of contingencies associated with the 2010 AMRI UK and AMRI Burlington acquisitions and income related to the fluctuation in exchange rates associated with foreign currency translations. These amounts were offset in part by deferred financing amortization expense.

Income tax expense (benefit)

Year Ended December 31,
2012	2011	2010
(in thousands)
$3,896	$(4,342)	$(9,971)

Income tax expense for the year ended December 31, 2012 was $3.9 million as compared to income tax benefit of $4.3 million for the same period in 2011 due primarily to improved pre-tax income at the Company’s U.S. locations and the composition of pre-tax income or losses in relation to the applicable tax rates at our various locations worldwide.

Income tax benefit for the year ended December 31, 2011 was $4.3 million as compared to income tax benefit of $10.0 million for the same period in 2010. This decrease in income tax benefit is due to a decrease in pre-tax loss, as well as the composition of pre-tax losses in relation to the applicable tax rates at our various locations worldwide.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows and proceeds from borrowings. During 2012, we generated cash of $15.3 million from operating activities.

During 2012, cash used in investing activities was $9.8 million, primarily for the acquisition and installation of equipment. Additionally, we used $2.5 million for financing activities, relating primarily to pledging $5.0 million of cash to collateralize our revolving line of credit issued in conjunction with our credit facility executed in April 2012 along with principal payments of long-term debt, partially offset by net proceeds from the term loan issued under this agreement.

Working capital, defined as current assets less current liabilities, was $77.4 million as of December 31, 2012, compared to $62.6 million as of December 31, 2011. This is primarily due to an increase in both accounts receivable and inventories as a result of the growth in our business in 2012.

Total capital expenditures for the year ended December 31, 2012 were $9.9 million as compared to $10.8 million for the year ended December 31, 2011. Capital expenditures in 2012 were primarily related to growth, maintenance and upgrading our existing facilities.

For 2013, we expect to incur $12.0 to $14.0 million in capital expenditures primarily relating to the growth and maintenance of our existing facilities.

In April 2012, the Company entered into a $20.0 million credit facility consisting of a 4-year, $5.0 million term loan and a $15.0 million revolving line of credit. The Company used a portion of the initial proceeds from borrowings against the term loan to repay all amounts due under its prior credit agreement. As of December 31, 2012, the Company had no amounts outstanding under the line of credit and $8.5 million of outstanding letters of credit secured by this line of credit. The amount available to be borrowed under the revolving line of credit at December 31, 2012 was $6.5 million.

Upon entering into the credit agreement in April 2012, the Company is required to maintain a $5.0 million restricted cash balance to partially collateralize the revolving line of credit. In conjunction with an amendment to the credit agreement dated December 20, 2012, the restricted cash requirement will be directly reduced by the amount of principal payments made on the term loan beginning in May 2013.

Borrowings under this agreement bear interest at a fluctuating rate equal to: (i) in the case of the term loan, the sum of (a) an interest rate equal to daily three month LIBOR, plus (b) 3.25%; and (ii) in the case of advances under the revolving line of credit, the sum of (a) an interest rate equal to daily three month LIBOR, plus (b) 2.75%. As of December 31, 2012, the interest rate on the outstanding term loan was 3.625%.

The credit facility contains financial covenants, including certain net cash flow requirements for 2012, a minimum fixed charge coverage ratio commencing in 2013 and extending for the remaining term of the agreement, maximum quarterly and year-to-date capital expenditures, minimum monthly domestic unrestricted cash and maximum average monthly cash reserves held at international locations. As of December 31, 2012, the Company was in compliance with its current financial covenants.

Working capital, defined as current assets less current liabilities, was $62.6 million as of December 31, 2011, compared to $79.4 million as of December 31, 2010. This decrease includes a payment of $4.8 million associated with the Company’s settlement of the 2010 arbitration matter with a supplier and $10.8 million used for capital expenditures.

Total capital expenditures for the year ended December 31, 2011 were $10.8 million as compared to $11.6 million for the year ended December 31, 2010. Capital expenditures in 2011 were primarily related to maintenance and expansion of our existing facilities.

During 2011, we used cash of $1.5 million for operating activities and cash provided by investing activities was $4.0 million, resulting primarily from net proceeds from the sale or maturities of marketable securities of $15.2 million offset in part by the use of $10.8 million for the acquisition of property and equipment. During 2011, we used $7.0 million for financing activities, relating primarily to payments made on our credit facilities.

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

Off Balance Sheet Arrangements

We do not use special purpose entities or other off-balance sheet financing techniques that we believe have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity or capital resources.

Contractual Obligations

The following table sets forth our long-term contractual obligations and commitments as of December 31, 2012:

Payments Due by Period (in thousands)

	Total	Under 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt (principal)	$8,003	$776	$2,053	$3,745	$1,429
Operating Leases	18,291	4,837	7,424	1,495	3,435
Purchase Commitments	3,099	3,099	—	—	—
Restructuring liabilities	2,261	2,126	135	—	—
Pension Plan Contributions (1)	1,712	414	649	649

(1)	Pension and other postretirement benefits include estimated payments made from Company assets. No estimate of payments after five years has been provided due to many uncertainties.

Critical Accounting Estimates

Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. All of these estimates reflect our best judgment and are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Under different assumptions or conditions, it is reasonably possible that the judgments and estimates described below could change, which may result in future impairments of inventories, and long-lived assets, as well as increased pension liabilities, the establishment of valuation allowances on deferred tax assets and increased tax liabilities, among other effects. Also see Note 1, Summary of Significant Accounting Policies, in Part II, Item 8. “Financial Statements and Supplementary Data” of this report, which discusses the significant accounting policies that we have selected from acceptable alternatives.

Inventory

Inventory consists primarily of commercially available fine chemicals used as raw materials, work-in-process and finished goods in our large-scale manufacturing plants. Large-scale manufacturing inventories are valued on a first-in, first-out (“FIFO”) basis. Inventories are valued at the lower of cost or market. We regularly review inventories on hand and record a charge for slow-moving and obsolete inventory, inventory not meeting quality standards and inventory subject to expiration. The charge for slow-moving and obsolete inventory is based on current estimates of future product demand, market conditions and related management judgment. Any significant unanticipated changes in future product demand or market conditions that vary from current expectations could have an impact on the value of inventories. Total inventories recorded on our consolidated balance sheet at December 31, 2012 and 2011 were $28.2 million and $26.0 million, respectively. We recorded charges to reduce obsolete inventory balances of $0, $0.9 million and $1.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carry-forwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings with focus on our U.S. operations and available tax planning strategies. These sources of income inherently rely heavily on estimates. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. We use our historical experience and our short and long-range business forecasts to provide insight. Amounts recorded for deferred tax assets, net of valuation allowances, were $18.0 million and $22.1 million at December 31, 2012 and 2011, respectively. Such 2012 year-end amounts are expected to be fully recoverable within the applicable statutory expiration periods.

Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Factors we consider important that could trigger an impairment review include, among others, the following:

•	A significant change in the extent or manner in which a long-lived asset group is being used;
•	A significant change in the business climate that could affect the value of a long-lived asset group; and
•	A significant decrease in the market value of assets.

Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which undiscounted cash flows are directly related to the potentially impaired asset group, the useful life over which cash flows will occur, their amount, and the asset group’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We derive the required undiscounted cash flow estimates from our historical experience, internal business plans and our understanding of current marketplace valuation estimates. To determine fair value, we use our internal cash flow estimates discounted at an appropriate interest rate, quoted market prices when available and independent appraisals, as appropriate.

During 2012, we recorded long-lived asset impairment charges of $8.3 million in our DDS segment in order to further optimize the Company’s location footprint and cease operations at our Budapest, Hungary and Bothell, Washington facilities.

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

Our discount rates for our pension plan at December 31, 2012, 2011 and 2010 were 3.50%, 4.00% and 5.10%, respectively, reflecting market interest rates.

To determine the expected long-term rate of return on pension plan assets, we consider current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. In developing future return expectations for our pension plan’s assets, we evaluate general market trends as well as key elements of asset class returns such as expected earnings growth, yields and spreads across a number of potential scenarios. In 2012 and 2011, assets in our pension plan earned 11.3% and 4.9%, respectively. Based on our analysis of future expectations of asset performance, past return results, and our current and expected asset allocations, we have assumed an 8.0% long-term expected return on those assets.

Healthcare cost trend rates have a significant effect on the amounts reported for our postretirement welfare plan. Due to the fact that no retirees are currently covered by the Postretirement Welfare Plan, survey data is reviewed for industry averages. Based on this review, a trend of a 7.25% annual cost increase grading to an ultimate rate of 5% is within industry norms.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This ASU adds new disclosure requirement for items reclassified out of accumulated other comprehensive income (“AOCI”). The ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012 and must be applied prospectively. The Company is evaluating the impact of the standard on its consolidated financial statements and related disclosures.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Assets for Impairment”. This ASU allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. An organization that elects to perform a qualitative assessment is required to perform the quantitative impairment test for an indefinite-lived intangible asset if it is more likely than not that the asset is impaired. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not expect a material impact on its financial statements and related disclosures as a result of adoption of this ASU.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013 and will be applied retrospectively. The Company does not expect the adoption of ASU 2011-11 to have a material impact on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk with respect to foreign currency exchange rates and interest rates. The market risk is the potential loss arising from adverse changes in these rates as discussed below.

The Company has facilities and customers in foreign jurisdictions and therefore is subject to foreign currency risk. This risk is composed of both potential losses from the translation of foreign currency financial statements and the remeasurement of foreign currency transactions. The total net assets of non-U.S. operations denominated in non-functional currencies subject to potential loss amount to approximately $32.0 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to approximately $3.2 million. Furthermore, related to foreign currency transactions, the Company has exposure to non-functional currency balances totaling approximately $11.1 million. This amount includes, on an absolute basis, exposures to foreign currency assets and liabilities. On a net basis, the Company had approximately $10.9 million of foreign currency assets as of December 31, 2012. As currency rates change, these non-functional currency balances are revalued, and the corresponding adjustment is recorded in the consolidated statement of operations. A hypothetical change of 10% in currency rates could result in an adjustment to the consolidated statement of operations of approximately $1.1 million.

With respect to interest rates, the risk is composed of changes in future cash flows due to changes in interest rates on our $5.0 million term loan and $3.0 million industrial development authority bonds. The potential loss in 2013 cash flows from a 10% adverse change in quoted interest rates would approximate nineteen thousand dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements and notes thereto appear on pages F-1 to F-38 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As required by rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management conducted an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation the Company’s management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, assessed as of December 31, 2012 the effectiveness of the Company’s internal control over financial reporting. In making this assessment, management used the criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, management has concluded that the Company’s internal control over financial reporting as of December 31, 2012 was effective.

The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting, as of December 31, 2012, which is included in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

(c) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15 under the Exchange Act that occurred during the Company’s fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information appearing under the captions “Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics and Business Conduct Guidelines” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or around June 5, 2013 is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information appearing under the captions “Compensation of Directors”, “Compensation Committee Interlocks and Insider Participation”, and “Agreements with Named Executive Officers,” and “Corporate Governance and Board Matters” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or around June 5, 2013 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under the caption “Principal and Management Stockholders” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or around June 5, 2013 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information appearing under the caption “Related Party Transactions” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or around June 5, 2013 is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the caption “Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or around June 5, 2013 is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements.

The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

(a) (2)      Financial Statement Schedules

The following financial schedule of Albany Molecular Research, Inc. is included in this annual report on Form 10-K.

Schedule II—Valuation and Qualifying Accounts	F-38

Schedules other than that which is listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

(a) (3)      Exhibits

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement, dated February 17, 2010, by and among the Company and the shareholders of Excelsyn Limited, for the sale and purchase of Excelsyn Limited and its subsidiary, Excelsyn Molecular Development Limited (incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 000-25323).
2.2	Agreement, dated June 14, 2010, by and among the Company and the shareholders of Hyaluron, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 000-25323).
3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 000-25323).
3.2	Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 000-25323).
4.1	Specimen certificate for shares of Common Stock, $0.01 par value, of the Company (incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, File No. 333-58795).
4.2	Amended and Restated Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Albany Molecular Research, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on July 31, 2012, File No. 001-35622).

Exhibit No.		Description
4.3		Shareholder Rights Agreement, dated as of July 27, 2012, between the Company and Computershare Shareowner Services LLC, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on July 31, 2012, File No. 001-35622).
4.4		Amendment to Shareholder Rights Agreement, dated as of June 1, 2011, between Albany Molecular Research, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A/A filed on June 1, 2011. File no. 000-25323).
4.5		Amendment No. 2 to Shareholder Rights Agreement, dated as of July 27, 2012, between Albany Molecular Research, Inc. and Computershare Shareowner Services LLC, as Rights Agent (as successor to Mellon Investor Services LLC) (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A/A filed on July 31, 2012. File no. 000-25323).
10.1	*	1998 Stock Option and Incentive Plan of the Company (incorporated herein by reference to Exhibit 10.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, File No. 333-58795).
10.2	*	Amended 1998 Employee Stock Purchase Plan of the Company, approved on June 1, 2011 (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, File No. 000-25323).
10.3	*	Amended 2008 Stock Option and Incentive Plan, approved on June 1, 2011 (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, File No. 000-25323).
10.4	*	Amended and Restated Employment Agreement, dated as of April 5, 2012, by and between the Company and Bruce J. Sargent, Ph.D. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2012, File No. 000-25323).
10.5		Form of Indemnification Agreement between the Company and each of its directors (incorporated herein by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-58795).
10.6		License Agreement dated March 15, 1995 by and between the Company and Marion Merrell Dow Inc. (now Sanofi) (excluding certain portions which have been omitted as indicated based upon an order for confidential treatment, but which have been filed separately with the Commission) (incorporated herein by reference to Exhibit 10.7 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, File No. 333-58795).
10.7	*	Amendment to 1998 Stock Option and Incentive Plan of the Company (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, File No. 000-25323).
10.8	*	Technology Development Incentive Plan (incorporated herein by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-58795).
10.9		Form of Employee Innovation, Proprietary Information and Post-Employment Activity Agreement between the Company and each of its executive officers (incorporated herein by reference to Exhibit 10.14 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, File No. 333-58795).
10.10	*	Amended and Restated Employment Agreement, dated as of April 5, 2012, by and between the Company and Lori M. Henderson (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2012, File No. 000-25323).
10.11	*	Form of Restricted Stock Award Agreement under 1998 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2005, File No. 000-25323).
10.12	*	Albany Molecular Research, Inc. Incentive Bonus Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2005, File No. 000-25323).
10.13	*	Form of Incentive Stock Option Agreement under 1998 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed with the Securities and Exchange Commission on May 10, 2005, File No. 000-25323).

Exhibit No.		Description
10.14	*	Form of Non-Qualified Stock Option Agreement under 1998 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed with the Securities and Exchange Commission on May 10, 2005, File No. 000-25323).
10.15		Supply Agreement, effective as of January 1, 2012, between AMRI Rensselaer, Inc. and GE Healthcare AS (filed herein with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission).
10.16		License and Research Agreement, dated as of October 20, 2005, between Albany Molecular Research, Inc., AMR Technology, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 000-25323).
10.17	*	Amended and Revised Technology Development Incentive Plan, dated October 13, 2003 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, File No. 0-25323).
10.18	*	Amended and Restated Employment Agreement, dated as of April 5, 2012, by and between the Company and Thomas E. D’Ambra, Ph.D. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2012, File No. 000-25323).
10.19	*	Amended and Restated Employment Agreement, dated as of April 5, 2012, by and between the Company and Mark T. Frost (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2012, File No. 000-25323).
10.20		Amendment to License Agreement Regarding Sublicensing , dated November 19, 2008, by and between Albany Molecular Research, Inc., AMR Technology, Inc. (formerly a subsidiary of AMRI, which has subsequently been merged into AMRI) and Sanofi U.S. LLC (filed with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission) (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-25323).
10.21	*	Amended and Restated Employment Agreement, dated as of April 5, 2012, by and between the Company and Steven R. Hagen, Ph.D. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2012, File No. 000-25323).
10.22		Research/Manufacturing Agreement between Schering Corporation and Albany Molecular Research, Inc. dated January 13, 2006 (filed with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission) (incorporated herein by reference to Exhibit 10.1 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on February 17, 2011, File No. 000-25323).
10.23		Seventh Amendment dated July 14, 2010 to the Research/Manufacturing Agreement between Schering Corporation and Albany Molecular Research, Inc. dated January 13, 2006 (filed with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission) (incorporated herein by reference to Exhibit 10.2 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on February 17, 2011, File No. 000-25323).
10.24		Credit and Security Agreement dated April 11, 2012, by and among Albany Molecular Research, Inc., AMRI Rensselaer, Inc., AMRI Burlington, Inc., AMRI Bothell Research Center, Inc. and Wells Fargo Bank, National Association. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2012, File No. 000-25323)
10.25		First Amendment, dated December 20, 2012, to Credit and Security Agreement dated April 11, 2012, by and among Albany Molecular Research, Inc., AMRI Rennselaer, Inc., AMRI Burlington, Inc., and AMRI Bothell Research Center, Inc., as the borrower and Wells Fargo Bank, National Association as the lender (filed herein)

Exhibit No.		Description
10.26		Development and Supply Agreement between Organichem Corporation (now AMRI Rensselaer, Inc., a wholly-owned subsidiary of the Company) and Purepac Pharmaceuticals Co. (now Actavis, Inc.) effective May 10, 2000 (filed herein with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission).
10.27	*	Separation Agreement, dated September 10, 2012, between Albany Molecular Research, Inc. and Mark T. Frost (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Securities and Exchange Commission on November 9, 2012, File No. 001-35622).
10.28	*	Amended Employment Agreement, effective September 17, 2012, as amended on December 27, 2012, between Albany Molecular Research, Inc. and Michael M. Nolan (filed herein).
10.29	*	Amended Form of Restricted Stock Award Agreement under the 2008 Stock Option and Incentive Plan (filed herein).
10.30	*	Amended Form of Non-Qualified Stock Option Agreement under the 2008 Stock Option and Incentive Plan (filed herein).
21.1		Subsidiaries of the Company (filed herein).
23.1		Consent of KPMG LLP (filed herein).
31.1		Rule 13a-14(a)/15d-14(a) certification (filed herein).
31.2		Rule 13a-14(a)/15d-14(a) certification (filed herein).
32.1		Section 1350 certification (furnished herein). (1)
32.2		Section 1350 certification (furnished herein). (1)
101.INS		XBRL Instance Document (furnished herein). (2)
101.SCH		XBRL Taxonomy Extension Schema Document (furnished herein). (2)
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document (furnished herein). (2)
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document (furnished herein). (2)
101.LAB		XBRL Taxonomy Extension Label Linkbase Document (furnished herein). (2)
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document (furnished herein). (2)

*	Denotes management contract of compensation plan or arrangement

(1)	This certification is not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Exchange Act.

(2)	XBRL (Extensible Business Reporting Language) information is furnished and not deemed filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 18, 2013	Albany Molecular Research, Inc.

	By:	/s/ Thomas E. D’Ambra
Thomas E. D’Ambra, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas E. D’Ambra	Chairman of the Board, President, Chief Executive	March 18, 2013
Thomas E. D’Ambra, Ph.D.	Officer and Director (Principal Executive Officer)

/s/ Michael M. Nolan	Vice President, Chief Financial Officer and Treasurer	March 18, 2013
Michael M. Nolan	(Principal Financial and Accounting Officer)

/s/ Veronica G.H. Jordan	Director	March 18, 2013
Veronica G.H. Jordan, Ph.D.

/s/ Gabriel Leung	Director	March 18, 2013
Gabriel Leung

/s/ William Marth	Director	March 18, 2013
William Marth

/s/ Kevin O’Connor	Director	March 18, 2013
Kevin O’Connor

/s/ Arthur J. Roth	Director	March 18, 2013
Arthur J. Roth

/s/ Una S. Ryan	Director	March 18, 2013
Una S. Ryan, Ph.D., O.B.E.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ALBANY MOLECULAR RESEARCH, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Albany Molecular Research, Inc.:

We have audited the accompanying consolidated balance sheets of Albany Molecular Research, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Albany Molecular Research, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Albany Molecular Research, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Albany, New York

March 18, 2013

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2012, 2011 and 2010

(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Contract revenue	$189,858	$169,611	$163,228
Recurring royalties	35,988	35,034	34,838
Milestone revenue	840	3,000	—
Total revenue	226,686	207,645	198,066
Cost of contract revenue	168,064	168,470	152,673
Technology incentive award	3,143	3,557	3,484
Research and development	906	7,939	11,090
Selling, general and administrative	40,904	41,071	42,234
Goodwill impairment	—	15,812	36,844
Property and equipment impairment	8,334	4,674	10,848
Intangible asset impairment	—	856	—
Restructuring charges	4,632	1,271	3,090
Arbitration charge	—	127	9,798
Total costs and expenses	225,983	243,777	270,061
Income (loss) from operations	703	(36,132)	(71,995)
Interest expense	(463)	(714)	(292)
Interest income	9	131	452
Other (expense) income, net	(130)	77	(1,007)
Income (loss) before income tax expense (benefit)	119	(36,638)	(72,842)
Income tax expense (benefit)	3,896	(4,342)	(9,971)
Net loss	$(3,777)	$(32,296)	$(62,871)

Basic loss per share	$(0.12)	$(1.08)	$(2.05)
Diluted loss per share	$(0.12)	$(1.08)	$(2.05)

See Accompanying Notes to Consolidated Financial Statements.

Albany Molecular Research, Inc.

Consolidated Statements of Comprehensive Loss

Years Ended December 31, 2012, 2011 and 2010

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Net loss	$(3,777)	$(32,296)	$(62,871)
Unrealized loss on marketable securities, net of taxes	1	(21)	(49)
Foreign currency translation gain (loss)	1,239	(4,813)	252
Net actuarial gain (loss) of pension and postretirement benefits	531	(2,292)	(501)
Total comprehensive loss	$(2,006)	$(39,422)	$(63,169)

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

(In thousands, except per share amounts)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$23,293	$19,984
Restricted cash	702	─
Marketable securities	─	214
Accounts receivable, net	42,496	30,437
Royalty income receivable	8,180	6,819
Income taxes receivable	─	3,407
Inventory	28,216	26,004
Prepaid expenses and other current assets	7,337	9,916
Deferred income taxes	3,200	3,779
Total current assets	113,424	100,560
Property and equipment, net	135,519	149,796
Restricted cash	4,524	─
Intangible assets and patents, net	3,065	2,976
Equity investment in unconsolidated affiliates	956	956
Deferred income taxes	3,520	7,373
Other assets	1,854	1,406
Total assets	$262,862	$263,067
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$18,194	$20,424
Deferred revenue and licensing fees	7,365	6,464
Accrued compensation	5,372	2,751
Arbitration reserve	2,717	4,082
Income taxes payable	1,148	─
Accrued pension benefits	414	1,416
Current installments of long-term debt	776	2,839
Total current liabilities	35,986	37,976
Long-term liabilities:
Long-term debt, excluding current installments	7,227	3,003
Deferred licensing fees	2,857	4,286
Pension and postretirement benefits	8,691	9,047
Deferred income taxes	753	733
Other long-term liabilities	1,207	1,588
Total liabilities	56,721	56,633
Commitments and contingencies (Notes 12 and 14)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 50,000 shares, 36,326 shares issued in 2012 and 36,016 shares issued in 2011	363	360
Additional paid-in capital	207,784	206,074
Retained earnings	75,177	78,954
Accumulated other comprehensive loss, net	(10,295)	(12,066)
	273,029	273,322
Less, treasury shares at cost, 5,411 shares in 2012 and 2011	(66,888)	(66,888)
Total stockholders’ equity	206,141	206,434
Total liabilities and stockholders’ equity	$262,862	$263,067

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2012, 2011 and 2010

(In thousands)

						Accumulated
		Common Stock		Additional		Other	Treasury Stock
	Preferred	Number of	Par	Paid-in	Retained	Comprehensive	Number of
	Stock	Shares	Value	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balances at December January 1, 2010	$—	35,467	$355	$201,667	$174,121	$(4,642)	(3,825)	$(56,888)	$314,613
Net loss					(62,871)				(62,871)
Unrealized loss on investment securities, available-for-sale, net of taxes						(49)			(49)
Pension and other postretirement benefits:
Amortization of actuarial loss, net of taxes						144			144
Current year actuarial loss, net of taxes						(645)			(645)
Foreign currency translation gain						252			252
Treasury stock purchases							(1,586)	(10,000)	(10,000)
Share-based payment expense				565					565
Issuance of restricted stock		174	2	(2)					—
Amortization of unearned compensation - restricted stock				1,141					1,141
Forfeiture of unearned compensation - restricted stock		(78)	(1)	1					—
Issuance of common stock in connection with stock option plan and ESPP		104	1	592					593
Balances at December 31, 2010	—	35,667	357	203,964	111,250	(4,940)	(5,411)	(66,888)	243,743
Net loss					(32,296)				(32,296)
Unrealized loss on investment securities, available-for-sale, net of taxes						(21)			(21)
Pension and other postretirement benefits:
Amortization of actuarial loss, net of taxes						323			323
Current year actuarial loss, net of taxes						(2,615)			(2,615)
Foreign currency translation loss						(4,813)			(4,813)
Tax expense from share-based compensation				(202)					(202)
Share-based payment expense				782					782
Issuance of restricted stock		318	3	(4)					(1)
Amortization of unearned compensation - restricted stock				861					861
Forfeiture of unearned compensation - restricted stock		(124)	(1)	2					1
Issuance of common stock in connection with stock option plan and ESPP		155	1	671					672
Balances at December 31, 2011	—	36,016	360	206,074	78,954	(12,066)	(5,411)	(66,888)	206,434
Net loss					(3,777)				(3,777)
Unrealized loss on investment securities, available-for-sale, net of taxes						1			(1)
Pension and other postretirement benefits:
Amortization of actuarial loss, net of taxes						498			498
Current year actuarial gain, net of taxes						33			33
Foreign currency translation gain						1,239			1,241
Tax shortfall from share-based compensation				(747)					(747)
Share-based payment expense				964					964
Issuance of restricted stock		140	1	(2)					(1)
Amortization of unearned compensation - restricted stock				932					932
Forfeiture of unearned compensation - restricted stock		(56)	-	34					34
Issuance of common stock in connection with stock option plan and ESPP		226	2	529					531
Balances at December 31, 2012	$—	36,326	$363	$207,784	$75,177	$(10,295)	(5,411)	$(66,888)	$206,141

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2012, 2011 and 2010

(In thousands)

	Year ended December 31,
	2012	2011	2010
Operating Activities
Net loss	$(3,777)	$(32,296)	$(62,871)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,332	17,970	17,102
Net amortization of premiums on marketable securities	(2)	185	359
Noncash charge for obsolete inventories	—	883	1,398
Provision for doubtful accounts	148	200	363
Forgiven principal on notes receivable	43	39	54
Deferred income tax benefit	3,368	(976)	(1,918)
Goodwill impairment	—	15,812	36,844
Property and equipment impairment	8,334	4,674	10,848
Intangible asset impairment	—	856	—
Loss on disposal of property and equipment	176	83	331
Stock-based compensation expense	1,896	1,643	1,706
Changes in operating assets and liabilities that provide (use) cash, net of business combinations:
Accounts receivable	(12,207)	2,129	(7,661)
Royalty income receivable	(1,361)	597	(315)
Inventory	(2,212)	215	(1,339)
Prepaid expenses and other assets	1,467	3,794	(1,795)
Accounts payable, accrued compensation and accrued expenses	196	(6,233)	5,713
Arbitration reserve	(1,365)	(5,716)	9,798
Income taxes receivable/payable	4,555	4,258	(8,739)
Deferred revenue and licensing fees	(528)	(9,047)	(909)
Pension and postretirement benefits	(540)	(355)	(133)
Other long-term liabilities	(186)	(196)	(157)
Net cash provided by (used in) operating activities	15,337	(1,481)	(1,321)
Investing Activities
Purchases of marketable securities	—	(817)	(7,825)
Proceeds from sales and maturities of marketable securities	213	16,044	21,756
Purchase of businesses, net of cash acquired	—	—	(46,340)
Purchases of property and equipment	(9,890)	(10,837)	(11,628)
Payments for patent applications and other costs	(552)	(423)	(1,020)
Proceeds from disposal of property and equipment	447	—	—
Net cash (used in) provided by investing activities	(9,782)	3,967	(45,057)
Financing Activities
Purchases of treasury stock	—	—	(10,000)
Changes in restricted cash	(5,226)	—	—
Borrowings on long-term debt	5,000	—	—
Principal payments on long-term debt	(2,839)	(7,370)	(270)
Tax expense of stock option exercises	—	(270)	—
Proceeds from exercise of options and Employee Stock Purchase Plan	531	671	592
Net cash used in financing activities	(2,534)	(6,969)	(9,678)
Effect of exchange rate changes on cash flows	288	(1,280)	850
Increase (decrease) in cash and cash equivalents	3,309	(5,763)	(55,206)
Cash and cash equivalents at beginning of year	19,984	25,747	80,953
Cash and cash equivalents at end of year	$23,293	$19,984	$25,747

Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on securities available-for-sale, net of tax	$(1)	$(21)	$(49)
Actuarial loss (gain) on pension and other postretirement liability, net of tax	$531	$(2,292)	$(501)
Issuance of restricted stock	$436	$1,647	$1,440
Non-cash forgiveness of arbitration reserve	$1,365	$1,025	$—
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$463	$714	$292
Income taxes	$759	$910	$554

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Years Ended December 31, 2012, 2011 and 2010

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

December 31, 2012 and 2011

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

Basis of Presentation:

The consolidated financial statements include the accounts of Albany Molecular Research, Inc. (“AMRI”) and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated during consolidation. When necessary, prior years’ consolidated financial statements have been reclassified to conform to the current year presentation. Assets and liabilities of non-U.S. operations are translated at period-end rates of exchange, and the statements of operations are translated at the average rates of exchange for the period. Gains or losses resulting from translating non-U.S. currency financial statements are recorded in the consolidated statements of comprehensive loss and in accumulated other comprehensive loss in the accompanying consolidated balance sheets.

Use of Management Estimates:

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in the accompanying consolidated financial statements include assumptions regarding the collectibility of receivables, the valuation of inventory, intangible assets, and long-lived assets, and the amount and realizabilty of deferred tax assets. Other significant estimates include assumptions utilized in determining actuarial obligations in conjunction with the Company’s pension and postretirement health plans, the estimation of restructuring charges, assumptions utilized in determining stock-based compensation, and assumptions associated with legal contingencies. Actual results can vary from these estimates.

Contract Revenue Recognition:

The Company’s contract revenue consists primarily of fees earned under contracts with third-party customers and reimbursed expenses under such contracts. The Company also seeks to include provisions in certain contracts that contain a combination of up-front licensing fees, milestone and royalty payments should the Company’s proprietary technology and expertise lead to the discovery of new products that become commercial. Reimbursed expenses consist of chemicals and other project specific costs. Generally, the Company’s contracts may be terminated by the customer upon 30 days’ to two year’s prior notice, depending on the terms and/or size of the contract. The Company analyzes its agreements to determine whether the elements can be separated and accounted for individually or as a single unit of accounting in accordance with the FASB’s Accounting Standards Codification (“ASC”) 605-25, “Revenue Arrangements with Multiple Deliverables,” and Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”. Allocation of revenue to individual elements that qualify for separate accounting is based on the fair value of the respective elements.

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

December 31, 2012 and 2011

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

Time and Materials. Under a time and materials contract, the Company charges customers an hourly rate plus reimbursement for chemicals and other project specific costs. The Company recognizes revenue for time and material contracts based on the number of hours devoted to the project multiplied by the customer’s billing rate plus other project specific costs incurred.

Fixed-Fee. Under a fixed-fee contract, the Company charges a fixed agreed upon amount for a deliverable. Fixed-fee contracts have fixed deliverables upon completion of the project. Typically, the Company recognizes revenue for fixed-fee contracts after projects are completed, delivery is made and title transfers to the customer, and collection is reasonably assured. In certain instances, the Company’s customers request that the Company retain materials produced upon completion of the project due to the fact that the customer does not have a qualified facility to store those materials or for other reasons. In these instances, the revenue recognition process is considered complete when project documents have been delivered to the customer and amounts due have been collected.

Recurring Royalty and Milestone Revenues

The Company has discovered and conducted the early development of several new drug candidates, with a view to out- licensing these candidates to partners for further development in return for a potential combination of up-front license fees, milestone payments and recurring royalty payments if compounds resulting from our intellectual property are successfully developed into new drugs and reach the market.

On October 20, 2005, the Company entered into a License and Research Agreement with Bristol-Myers Squibb (“BMS”) for a program of compounds that encompass biogenic amine reuptake inhibitors in development for the treatment of depression and other central nervous system disorders. As amended, the agreement is referred to herein as the “BMS Agreement”.

On December 20, 2010, the Company entered into a Research Collaboration and License Agreement with Genentech, Inc. (“Genentech”) (the “Genentech Agreement”, and collectively with the BMS Agreement, the “Agreements”) for a family of antibacterial compounds discovered from the Company’s proprietary research of its natural products sample collection.

Under the terms of the Agreements, the Company received upfront licensing fees and research funding to further develop the licensed compounds. In addition, the Company is eligible to receive development and regulatory milestones for each licensed compound, as well as royalties on sales of commercialized compounds if any.

Under the terms of the Agreements, the Company may receive milestone payments for each compound advanced by BMS and Genentech upon achievement of certain clinical and regulatory milestones as follows:

•	Up to $14,000 in clinical development milestones; and

•	Up to $30,000 in regulatory milestones, due upon acceptance and/or approval of new drug application filings with regulatory agencies in various jurisdictions.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(In thousands, except per share amounts)

The Company has determined the milestones contained in these Agreements to be substantive milestones in accordance with ASC 605-28-25. In evaluating the milestones included in the Agreements, the Company considered the following:

•	the Company considered each individual milestone to be commensurate with the enhanced value of the underlying licensed intellectual property as it is advanced from the development stage to a commercialized product, and considered them to be reasonable when evaluated in relation to the total agreement consideration, including other milestones.

•	the milestones are deemed to relate solely to past performance, as each milestone is payable to the Company only after the achievement of the related event defined in the agreement, and is not refundable if additional future success events do not occur.

For the years ended December 31, 2012 and 2011, the Company recognized clinical development milestones of $800 and $3,000, respectively, under the BMS Agreement, and no additional amounts for each such period under the Genentech Agreement.

Recurring Royalties Revenue. Recurring royalties include royalties under a license agreement with Sanofi based on the worldwide net sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere, as well as on sales of Sanofi’s authorized or licensed generics and sales by certain authorized sub-licensees. The Company records royalty revenue in the period in which the net sales of Allegra/Telfast occur, because it can reasonably estimate such royalties. Royalty payments from Sanofi are due within 45 days after each calendar quarter and are determined based on net sales of Allegra/Telfast and Teva Pharmaceuticals’ net sales of generic D-12 in that quarter. The Company receives additional royalties in conjunction with a Development and Supply Agreement with Actavis, Inc (“Actavis”). These royalties, which the Company began receiving in the third quarter of 2012, are earned on net sales of a generic product sold by its customer, who recently received FDA approval for this generic product. The Company records royalty revenue in the period in which the net sales of this product occur. Royalty payments are due within 60 days after each calendar quarter and are determined based on sales of the qualifying product in that quarter.

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

Cash, Cash Equivalents and Restricted Cash:

Cash equivalents consist of money market accounts and overnight deposits. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Upon entering into a new credit agreement in April 2012, the Company is required to maintain a $5,000 restricted cash balance to partially collateralize the revolving line of credit. In conjunction with an amendment to the credit agreement dated December 20, 2012, the restricted cash requirement will be directly reduced by the amount of principal payments made on the term loan beginning in May 2013.

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(In thousands, except per share amounts)

Allowances for doubtful accounts were $487 and $545 as of December 31, 2012 and 2011, respectively.

Inventory:

Inventory consists primarily of commercially available fine chemicals used as raw materials, work-in-process and finished goods in the Company’s large-scale manufacturing plant. Large-scale manufacturing inventories are valued on a first-in, first-out (“FIFO”) basis. Inventories are stated at the lower of cost or market. The Company writes down inventories equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Any such write-down, which represents a new cost basis for the inventory, results in a charge to operations.

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

Leasehold improvements are amortized over the lesser of the useful life of the asset or the lease term.

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

The carrying value of equity investments at December 31, 2012 and 2011 was $956.

Long-Lived Assets:

The Company assesses the impairment of a long-lived asset group whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include, among others, the following:

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(In thousands, except per share amounts)

•	a significant change in the extent or manner in which a long-lived asset group is being used;

•	a significant change in the business climate that could affect the value of a long-lived asset group; or

•	a significant decrease in the market value of assets.

If the Company determines that the carrying value of long-lived assets may not be recoverable, based upon the existence of one or more of the above indicators of impairment, the Company compares the carrying value of the asset group to the undiscounted cash flows expected to be generated by the asset group. If the carrying value exceeds the undiscounted cash flows, an impairment charge is indicated. An impairment charge is recognized to the extent that the carrying amount of the asset group exceeds its fair value and will reduce only the carrying amounts of the long-lived assets.

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

Pension and Postretirement Benefits:

The Company maintains pension and postretirement benefit costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis. The Company is required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in the related pension and postretirement benefit costs may occur in the future due to changes in the assumptions.

Loss Contingencies:

Loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Disclosure is required when there is a reasonable possibility that the ultimate loss will be material. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analyses that often depend on judgments about potential actions by third parties such as regulators. The Company enlists the technical expertise of its internal resources in evaluating current exposures and potential outcomes, and will utilize third party subject matter experts to supplement these assessments as circumstances dictate.

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(In thousands, except per share amounts)

Additionally, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach.

Stock-Based Compensation:

The Company records compensation expense associated with stock options and other equity based compensation in accordance with ASC 718 “Compensation – Stock Compensation”. The Company establishes fair value as the measurement objective in accounting for share-based payment transactions with employees and recognizes expense on a straight-line basis over the applicable vesting period.

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

Because the Company has reported net losses, both basic and diluted weighted average shares outstanding were 30,318, 29,961 and 30,657 for the years ended December 31, 2012, 2011 and 2010, respectively. Both basic and diluted loss per share were $(0.12), $(1.08) and $(2.05) for the years ended December 31, 2012, 2011 and 2010, respectively.

The weighted average number of anti-dilutive options outstanding was 1,712, 1,852 and 1,872 for the years ended December 31, 2012, 2011 and 2010, respectively, and were excluded from the calculation of diluted loss per share.

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

Subsequent Events:

The Company evaluates subsequent events at the date of the balance sheet as well as conditions that arise after the balance sheet date but before the financial statements are issued. The effects of conditions that existed at the date of the balance sheet date are recognized in the financial statements. Events and conditions arising after the balance sheet date but before the financial statements are issued are evaluated to determine if disclosure is required to keep the financial statements from being misleading. To the extent such events and conditions exist, if any, disclosures are made regarding the nature of events and the estimated financial effects for those events and conditions. For purposes of preparing the accompanying consolidated financial statements and the notes to these financial statements, the Company evaluated subsequent events through the date the accompanying financial statements were issued.

2.	Restructuring

During 2012, the Company announced its decisions to cease operations at its Budapest, Hungary, and Bothell, Washington facilities. The goal of these restructuring activities is to advance the Company’s continued strategy of increasing global competitiveness and remaining diligent in managing costs by improving efficiency and customer service and by realigning resources to meet shifting customer demand and market preferences, while optimizing its location footprint. In connection with these activities, the Company recorded restructuring charges in its Discovery, Drug Development and Small Scale Manufacturing (“DDS”) operating segment of $4,355 during 2012.  This amount included $1,172 for termination benefits and $2,738 for estimated costs associated with terminating the Budapest lease, preparing the facilities for closure and other administrative costs and $445 for repayment of government incentive programs. The Company exited the Hungary facility in the third quarter of 2012 and is in the process of resolving the termination of the lease.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(In thousands, except per share amounts)

In conjunction with the Company’s actions to optimize its location footprint, the Company also recorded property and equipment impairment charges of $8,334 in the DDS segment in 2012. These charges are included under the caption “Property and equipment impairment” on the Consolidated Statement of Operations for the year ended December 31, 2012.

In December 2011, the Company initiated a restructuring plan at one of its U.S. locations which included actions to further reduce the Company's workforce, right size capacity, and reduce operating costs. These actions were implemented to better align the business to current and expected market conditions and are expected to improve the Company's overall cost competitiveness and increase cash flow generation. The workforce reduction primarily affected certain positions associated with the Company’s elimination of internal R&D activities.  As a result of the workforce reduction, the Company will be terminating the lease of one of its U.S. facilities which will result in a reduction in annual operating expenses related to this facility.  As a result of this restructuring, the Company recorded restructuring charges in the DDS operating segment of $277 in 2012 and $320 in the fourth quarter of 2011.

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

The following table displays the restructuring activity and liability balances for the year ended and as of December 31, 2012:

	Balance at January 1, 2012	Charges/ (reversals)	Amounts Paid	Foreign Currency Translation Adjustments	Balance at December 31, 2012
Termination benefits and personnel realignment	$456	$1,076	$(1,154)	8	$386
Lease termination and relocation charges	1,128	2,713	(2,446)	10	1,405
Other	354	843	(727)	-	470
Total	$1,938	$4,632	$(4,327)	18	$2,261

The following table displays the restructuring activity and liability balances for the year ended and as of December 31, 2011:

	Balance at January 1, 2011	Charges/ (reversals)	Amounts Paid	Foreign Currency Translation Adjustments	Balance at December 31, 2011
Termination benefits and personnel realignment	$141	$1,282	$(949)	$(18)	$456
Lease termination charges	1,932	(261)	(543)	─	1,128
Other	120	250	─	(16)	354
Total	$2,193	$1,271	$(1,492)	$(34)	$1,938

Termination benefits and personnel realignment costs relate to severance packages, outplacement services, and career counseling for employees affected by the restructuring. Lease termination charges relate to estimated costs associated with exiting a facility, net of estimated sublease income.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(In thousands, except per share amounts)

Restructuring charges are included under the caption “Restructuring charges” in the consolidated statements of operations for the year ended December 31, 2012 and 2011 and the restructuring liabilities are included in “Accounts payable and accrued expenses” and “other long-term liabilities” on the consolidated balance sheets at December 31, 2012 and 2011.

Anticipated cash outflow related to the restructurings for 2013 is approximately $2,126, which includes the estimated settlement of the Hungary lease.

3.	Inventory

Inventory consisted of the following at December 31, 2012 and 2011:

	December 31,
	2012	2011
Raw materials	$8,575	$6,030
Work in process	2,949	3,050
Finished goods	16,692	16,924
Total inventories, at cost	$28,216	$26,004

4.	Fair Value of Financial Instruments

The Company determines its fair value of financial instruments using the following methods and assumptions:

Cash and cash equivalents, restricted cash, receivables, and accounts payable: The carrying amounts reported in the consolidated balance sheets approximate their fair value because of the short maturities of these instruments.

Marketable securities:  Marketable securities’ fair values are based on pricing for similar securities, recently executed transactions, cash flow models with yield curves, broker/dealer quotes and other pricing models utilizing observable inputs.

Long-term debt: The carrying value of long-term debt approximated fair value at December 31, 2012 and 2011 due to the resetting dates of the variable interest rates.

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

The Company did not own any marketable securities or hold any other investments carried at fair value as of December 31, 2012.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(In thousands, except per share amounts)

As of December 31, 2011, the Company owned marketable securities classified as available-for-sale with a fair value of $214 which included $212 of amortized cost and $2 of gross unrealized gains. All of the marketable securities at December 31, 2011 were obligations of states and political subdivisions. Additionally, they were all due in less than one year and included no temporarily impaired securities. These marketable securities were fixed maturity securities and were classified as Level 2.

The Company received proceeds from sales and maturities of $213 and $16,044 during the years ended December 31, 2012 and 2011, respectively. Additionally, the Company recorded realized a gain of $2 and losses of $185 from maturities and sales of available-for-sale securities during the years ended December 31, 2012 and 2011.

Nonrecurring Measurements:

The Company has assets, including intangible assets, property and equipment, and equity method investments which are not required to be carried at fair value on a recurring basis but are subject to fair value adjustments only in certain circumstances. If certain triggering events occur such that a non-financial instrument is required to be evaluated for impairment, a resulting asset impairment would require that the non-financial instrument be recorded at the lower of historical cost or its fair value.

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

In 2012, the Company recorded long-lived asset impairment charges of $8,334 in our DDS segment primarily associated with the Company’s decision to cease operations at its Budapest, Hungary and Bothell, Washington facilities.

In the fourth quarter of 2011, the Company recorded long-lived asset impairment charges of $4,674 in its DDS segment associated with the Company’s decision to terminate its lease and exit one of its U.S. facilities as part of the overall initiative to reduce the Company's workforce, right size capacity, and reduce operating costs in 2012.

These long-lived asset impairment charges are included under the caption “Property and equipment impairment” in the consolidated statement of operations for the years ended December 31, 2012 and 2011.

Additionally in 2011, the Company recorded impairment charges associated with goodwill and other intangible assets. See Note 6 for further information related to these charges.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(In thousands, except per share amounts)

5.	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2012	2011
Laboratory equipment and fixtures	$149,448	$147,215
Office equipment	32,985	30,446
Leasehold improvements	39,612	48,069
Buildings	62,146	62,290
Land	2,676	2,828
	286,867	290,848
Less accumulated depreciation and amortization	(158,972)	(146,834)
	127,895	144,014
Construction-in-progress	7,624	5,782
	$135,519	$149,796

Depreciation and amortization expense of property and equipment was approximately $16,253, $16,754 and $16,643 for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company recorded long-lived asset impairment charges of $8,334, $4,674 and $10,848 for the years ended December 31, 2012, 2011 and 2010, respectively.

6.	Goodwill and Intangible Assets

Goodwill

Total goodwill recorded on the Company’s consolidated balance sheet at December 31, 2012 and 2011 was $0.

The Company assesses goodwill, if any, for impairment at the reporting unit level.    For the Company’s annual impairment assessment, it identified its reporting units to be two operating segments, the DDS segment and the Large Scale Manufacturing (“LSM”) segment. The selection of a valuation methodology is based on the facts and circumstances surrounding the valuation, including the segment being valued and the timing of the valuation.  In performing the Company’s annual impairment tests, the fair value of certain cash flow streams within the Company’s segments were determined using the income approach. For purposes of the income approach, fair value was determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate (“DCF analysis”).  The Company made assumptions about the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates.  The amount and timing of future cash flows within the Company’s DCF analysis was based on its operational budgets, long range strategic plans and other estimates.  The terminal value growth rate was used to calculate the value of cash flows beyond the last projected period in the Company’s DCF analysis and reflected its best estimates for stable, perpetual growth of its reporting units.  The Company used estimates of market participant weighted average cost of capital (“WACC”) as a basis for determining the discount rates to apply to its reporting units’ future expected cash flows, adjusted for the risks and uncertainty inherent in its industry generally and in its internally developed forecasts.

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(In thousands, except per share amounts)

2011 Impairment

Based upon the results of the valuation procedures performed, there was an indication of impairment, as the carrying value of the DDS segment exceeded its fair value. In the fourth quarter of 2011, the Company experienced significantly lower than forecasted demand for DDS contract services. As a result, the Company decreased the long-term estimates of operating results and cash flows utilized in performing the annual impairment test. In order to assess the estimated amount of impairment the Company performed the second step of the goodwill impairment test. The second step involved an analysis reflecting the allocation of the fair value of the DDS segment as calculated in the first step to its assets and liabilities, including an assessment of whether there were any previously unidentified intangible assets in connection with DDS. Based on the results of these procedures, the Company recorded a goodwill impairment charge of $15,812 for the year ended December 31, 2011 in the DDS segment.

2010 Impairment

The Company recorded a goodwill impairment charge in 2010 of $36,844 in the LSM segment. In the fourth quarter of 2010 several events occurred in the LSM segment that significantly impacted the Company’s long-term forecast for this segment. The UK facility was notified of an unplanned significant reduction in demand for a key commercial product, which has historically represented a significant portion of annual revenues at the site. In addition, the FDA warning letter issued to the AMRI Burlington facility was expected to have both negative short-term financial impact during the remediation process, as well as delaying the planned synergies expected to be derived from the AMRI Burlington business into the Company’s overall LSM platform and the forecasted resulting growth in the long-term. The impacts on cash flow from the current revenue, expense and capital expenditure forecasts, combined with an increase in discount rates used in the DCF analysis due to increases in the Company-specific risk premium included in the discount rate, resulted in a calculated fair value of the LSM segment being less than its carrying value.

The following table represents the activity in goodwill:

	DDS	LSM	Total
Balance at January 1, 2010	$13,199	$4,352	$17,551
Increases related to acquisitions	4,508	32,510	37,018
Decreases related to impairment	—	(36,844)	(36,844)
Impact of foreign currency translation	(1,009)	(18)	(1,027)
Balance at December 31, 2010	$16,698	$—	$16,698
Decreases related to impairment	(15,812)	—	(15,812)
Impact of foreign currency translation	(886)	—	(886)
Balance at December 31, 2011	$—	$—	$—

The accumulated goodwill impairment losses since the adoption of ASC Topic 350 are $90,050.

Intangible Assets

The components of intangible assets are as follows:

	Cost	Accumulated Amortization	Net	Amortization Period
December 31, 2012
Patents and Licensing Rights	$4,333	$(1,669)	$2,664	2-16 years
Customer Relationships	815	(414)	401	5 years
Total	$5,148	$(2,083)	$3,065

December 31, 2011
Patents and Licensing Rights	$3,756	$(1,343)	$2,413	2-16 years
Customer Relationships	815	(252)	563	5 years
Total	$4,571	$(1,595)	$2,976

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(In thousands, except per share amounts)

Amortization expense related to intangible assets for the years ended December 31, 2012, 2011 and 2010 was $466, $529 and $396, respectively.

During the fourth quarter of 2011, the Company recorded a non-cash intangible asset impairment charge of $856 in the DDS segment as a result of the Company’s decision to cease its proprietary research and development activities.

The following chart represents estimated future annual amortization expense related to intangible assets:

Year ending December 31,
2013	$423
2014	419
2015	316
2016	240
2017	240
Thereafter	1,427
Total	$3,065

7.	Business Combinations

On June 14, 2010 the Company completed the purchase of all of the outstanding shares of Hyaluron, Inc. (“AMRI Burlington”), a formulation facility located in Burlington, Massachusetts. The aggregate purchase price was $29,098. AMRI Burlington provides high value-added contract manufacturing services in sterile syringe and vial filling using specialized technologies including lyophilization. AMRI Burlington provides these services for both small molecule drug products and biologicals, from clinical phase to commercial scale. AMRI Burlington is part of the Company’s LSM segment.

On February 17, 2010, the Company completed the purchase of all of the outstanding shares of Excelsyn Ltd. (“AMRI UK”), a chemical development and manufacturing facility located in Holywell, United Kingdom. The aggregate purchase price was $17,982. AMRI UK provides development and large scale manufacturing services to large pharmaceutical, specialty pharmaceutical and biotechnology customers throughout Europe, Asia and North America. Manufacturing services include pre-clinical and Phase I – III product development as well as commercial manufacturing services for approved products. The acquisition of AMRI UK expanded AMRI’s portfolio of development and large scale manufacturing facilities as well as its customer portfolio, with little overlap of customers between the two companies. AMRI UK includes operations that are part of the Company’s LSM segment as well as operations that are part of the Company’s DDS segment.

In conjunction with the acquisitions of AMRI UK and AMRI Burlington, the Company has recorded the fair value of the assets acquired and liabilities assumed of these entities at the time of acquisition, has determined the consideration transferred to the former owners of the acquired companies, and has recognized goodwill, measured as the excess of the consideration transferred over the amount of acquisition-date net assets acquired.

Contingent consideration is recognized at its acquisition-date fair value as part of the consideration transferred in exchange for the acquired companies. Contingent consideration for these business combinations consisted of the Company’s right to the return of previously transferred consideration held in escrow. The fair value of the contingent consideration for claims made by the Company against the escrow accounts was estimated by considering the value of the escrow claim made by the Company, the amount of the counteroffer made by the former owners of the acquired companies to accept the claim and release the consideration from escrow, and evaluating the likelihood of potential outcomes between those two values.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(In thousands, except per share amounts)

The Company resolved the contingencies related to these acquisitions in 2012 and recognized net gains of $707 within other (expense) income, net in the statement of operations.

Acquisition costs related to these transactions have been recognized as expenses in the periods in which the costs were incurred and the services were received.

As described in Note 6, the Company recorded goodwill impairment charges during 2011 and 2010 associated with these acquisitions.

8.	Debt and restricted cash

Debt

In April 2012, the Company entered into a $20,000 credit facility consisting of a 4-year, $5,000 term loan and a $15,000 revolving line of credit. The Company used a portion of the initial proceeds borrowed under the term loan to repay all amounts due under its prior credit agreement. As of December 31, 2012, the Company had no amounts outstanding on the revolving line of credit and $8,536 of outstanding letters of credit secured by this line of credit. The amount available to be borrowed under the revolving line of credit at December 31, 2012 is $6,464.

Borrowings under this agreement will bear interest at a fluctuating rate equal to (i) in the case of the term loan, the sum of (a) an interest rate equal to daily three month LIBOR, plus (b) 3.25%; and (ii) in the case of advances under the revolving line of credit, the sum of (a) an interest rate equal to daily three month LIBOR, plus (b) 2.75%. As of December 31, 2012, the interest rate on the term loan was 3.625%.

The credit facility contains financial covenants, including certain net cash flow requirements for 2012, a minimum fixed charge coverage ratio commencing in 2013 and extending for the remaining term of the agreement, maximum quarterly year-to-date capital expenditures, minimum monthly domestic unrestricted cash and maximum average monthly cash reserves held at international locations. As of December 31, 2012, the Company was in compliance with its current financial covenants.

The Company maintains variable interest rate industrial development authority (“IDA”) bonds due in increasing annual installments through 2021. Interest payments are due monthly with a current interest rate of 0.25% at December 31, 2012. The amount outstanding as of December 31, 2012 was $2,990.

The following table summarizes long-term debt:

	December 31, 2012	December 31, 2011
Term loan	$5,000	$2,550
Industrial development authority bonds	2,990	3,275
Miscellaneous loan	13	17
	8,003	5,842
Less current portion	(776)	(2,839)
Total long-term debt	$7,227	$3,003

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(In thousands, except per share amounts)

The aggregate maturities of long-term debt at December 31, 2012 are as follows:

2013	$776
2014	1,024
2015	1,029
2016	1,034
2017	2,711
Thereafter	1,429
Total	$8,003

Restricted cash

Upon entering into the credit agreement in April 2012, the Company is required to maintain a $5,000 restricted cash balance to partially collateralize the revolving line of credit. In conjunction with an amendment to the credit agreement dated December 20, 2012, the restricted cash requirement will be directly reduced by the amount of principal payments made on the term loan beginning in May 2013.

9.	Income Taxes

The components of income (loss) before taxes and income tax expense (benefit) are as follows:

	Year Ended December 31,
	2012	2011	2010
Income (loss) before taxes:
U.S.	$9,990	$(19,498)	$(49,481)
Foreign	(9,871)	(17,140)	(23,361)
	$119	$(36,638)	$(72,842)
Income tax expense(benefit):
Current:
Federal	$188	$(5,099)	$(9,124)
State	─	157	(35)
Foreign	330	824	1,106
	518	(4,118)	(8,053)
Deferred:
Federal	3,399	(839)	(1,960)
State	─	─	(34)
Foreign	(21)	615	76
	3,378	(224)	(1,918)
	$3,896	$(4,342)	$(9,971)

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(In thousands, except per share amounts)

The differences between income tax expense (benefit) and income taxes computed using a federal statutory rate of 35% for the years ended December 31, 2012, 2011 and 2010, were as follows:

	Year Ended December 31,
	2012	2011	2010
Pre-tax income (loss) at statutory rate	$42	$(12,807)	$(25,490)
Increase (reduction) in taxes resulting from:
Tax-exempt interest income	—	(35)	(75)
State taxes, net of federal benefit and valued credits	—	102	1,109
Rate differential on foreign operations	1,666	324	2,384
Domestic production deduction	(79)	—	—
Change in valuation allowance	671	1,642	1,406
Research and development credits	10	(115)	(551)
Employee Stock Purchase Plan	56	96	84
Goodwill impairment	—	4,594	12,443
Increase (reduction) in uncertain tax position reserves	—	326	(529)
Other, net	1,530	1,531	(752)
	$3,896	$(4,342)	$(9,971)

The tax effects of temporary differences giving rise to significant portions of the deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
Deferred tax assets:
Nondeductible accrued expenses	$1,181	$218
Library amortization and impairment charges	1,922	2,172
Inventories	1,676	2,265
State tax credit carry forward	5,071	5,048
Investment write-downs and losses	867	867
Deferred income	1,781	2,978
Stock based compensation	1,131	1,432
Goodwill and intangibles	6,743	7,569
Arbitration reserve	951	1,429
Restructuring	1,655	773
Net operating loss carry forwards	10,048	11,697
Federal tax credit carry forwards	920	1,519
Other, net	892	376
	34,838	38,343
Less valuation allowance	(16,885)	(16,214)
Deferred tax assets, net	17,953	22,129
Deferred tax liabilities:
Property and equipment depreciation differences	(15,027)	(15,019)
Prepaid real estate taxes	(229)	(241)
Net deferred tax asset	$2,697	$6,869

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(In thousands, except per share amounts)

The preceding table does not include deferred tax assets of $3,270 and $3,551 at December 31, 2012 and 2011, respectively, associated with the Company’s pension liability as discussed in Note 11. The Company has tax-effected foreign net operating loss carryforwards (“NOLs”) of $4,058, which begin to expire in various years beginning in 2013, and tax-effected foreign NOLs of $5,246, which do not expire.  The Company has tax-effected U.S. state NOLs of $1,764 that begin to expire in 2030.

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

	December 31, 2012	December 31, 2011
U.S.	$7,163	$7,471
Foreign	9,722	8,743
Total valuation allowance	$16,885	$16,214

The Company has determined that the remaining net deferred tax assets are more likely than not to be realized, and therefore no additional valuation allowance is required. This determination was based on the evaluation of the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences and forecasted operating earnings with focus on the Company’s U.S. operations. The change in the valuation allowance during 2012 is related to increases in tax attributes in taxing jurisdictions where the Company does not project sufficient taxable income to utilize these attributes. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the carry forward period are reduced.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011
Balance at January 1	$326	$—
Increases related to prior year tax positions	—	326
Decreases related to prior year tax positions	—	—
Balance at December 31	$326	$326

The Company classifies interest expense and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2012 the Company has not accrued any penalties related to its uncertain tax position as it believes that it is more likely than not that there will not be any assessment of penalties. Also as of December 31, 2012, the Company has not accrued any interest related to its uncertain tax positions as the amount is immaterial.

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(In thousands, except per share amounts)

The Company has not provided for U.S. income taxes on undistributed earnings of its foreign subsidiaries totaling $13,279 because management considers such earnings to be reinvested indefinitely outside of the U.S. If the earnings are distributed in the future, the Company may be subject to both foreign withholding taxes and U.S. income taxes that may not be fully offset by foreign tax credits, however calculations of the potential tax liability is not practicable as of December 31, 2012.

10.	Share-based Compensation

During the years ended December 31, 2012, 2011 and 2010, the Company recognized total share based compensation cost of $1,896, $1,639 and $1,706, respectively. During the years ended December 31, 2012 and 2011, cash received from stock option exercises and employee stock purchase plan purchases was $531 and $671, respectively.

The following are the shares of common stock reserved for issuance at December 31, 2012:

Number of Shares
Stock Option Plans	1,106
Employee Stock Purchase Plan	237
Shares reserved for issuance	1,343

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

During the years ended December 31, 2012, 2011 and 2010, 182, 137 and 88 shares, respectively, were issued under the Purchase Plan.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(In thousands, except per share amounts)

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

The per share weighted-average fair value of stock options granted is determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2012	2011	2010
Expected life in years	5	5	5
Interest rate	0.83%	1.20%	2.27%
Volatility	57%	57%	46%
Dividend yield	—	—	—

Following is a summary of the status of stock option programs during 2012, 2011 and 2010:

			Weighted Average
		Weighted	Remaining	Aggregate
	Number of	Exercise	Contractual Term	Intrinsic
	Shares	Price	(Years)	Value

Outstanding, January 1, 2010	1,864	19.66
Granted	170	7.08
Exercised	—	—
Forfeited	(218)	16.62
Expired	(259)	27.00
Outstanding, December 31, 2010	1,557	17.43
Granted	1,615	3.03
Exercised	—	—
Forfeited	(213)	18.34
Expired	(197)	35.98
Outstanding, December 31, 2011	2,762	$7.58
Granted	430	3.00
Exercised	—	—
Forfeited	(678)	7.34
Expired	(125)	24.92
Outstanding, December 31, 2012	2,389	$5.90	7.2	$3,782
Options exercisable, December 31, 2012	1,081	$8.94	5.1	$984

The weighted average fair value per share of stock options granted during the years ended December 31, 2012, 2011 and 2010 was $1.46, $1.49 and $3.02, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $0 for each of the years. The actual tax expense realized for the tax deductions from stock option exercises was $0 and $270 during the years ended December 31, 2012 and 2011.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(In thousands, except per share amounts)

As of December 31, 2012, there was $1,779 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the years ended December 31, 2012, 2011 and 2010 was approximately $769, $527 and $563, respectively.

Restricted Stock

The Company also issues restricted shares of common stock of the Company under the 2008 Stock Option and Incentive Plan. The shares are issued as restricted stock and are held in the custody of the Company until all vesting restrictions are satisfied. If the vesting terms under which the award was granted are not satisfied, the shares are forfeited. Restricted stock is valued based on the fair value of the shares on the grant date, and is amortized to expense on a straight-line basis over the applicable vesting period. The Company reduces the straight-line compensation expense by an estimated forfeiture rate to account for the estimated impact of shares of restricted stock that are expected to be forfeited before becoming fully vested. This estimate is based on the Company’s historical forfeiture experience.

Following is a summary of the restricted stock activity during 2012, 2011 and 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2010	516	$10.08
Granted	174	8.27
Vested	(129)	9.89
Forfeited	(78)	9.27
Outstanding, December 31, 2010	483	$9.61
Granted	318	5.19
Vested	(116)	11.06
Forfeited	(124)	8.06
Outstanding, December 31, 2011	561	$7.14
Granted	140	3.12
Vested	(177)	7.68
Forfeited	(56)	6.16
Outstanding, December 31, 2012	468	$5.85

For the years ended December 31, 2012 and 2011, the fair value of restricted stock issued of $437 and $1,647, respectively, was based on the fair value of the shares on the grant date and amortized over the applicable vesting period. During the years ended December 31, 2012 and 2011, a total of 56 and 124 shares, respectively, with an unrecognized compensation expense of $447 and $996, respectively, were forfeited. The amount amortized to expense during years ended December 31, 2012, 2011 and 2010, net of the impact of forfeitures, was approximately $932, $861 and $1,141, respectively. As of December 31, 2012, there was $1,748 of total unrecognized compensation cost related to non-vested restricted shares. That cost is expected to be recognized over a weighted-average period of 2.0 years.

Shareholder Rights Plan

The Company has renewed a Shareholder Rights Plan, the purpose of which is, among other things, to enhance the Board of Directors’ ability to protect shareholder interests and to ensure that shareholders receive fair treatment in the event any coercive takeover attempt of the Company is made in the future. The Shareholder Rights Plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, the Company or a large block of the Company’s Common Stock. The following summary description of the Shareholder Rights Plan does not purport to be complete and is qualified in its entirety by reference to the Company’s Shareholder Rights Plan, which has been previously filed with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form 8-A.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(In thousands, except per share amounts)

In connection with the renewal of the Shareholder Rights Plan, the Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of Common Stock to stockholders of record as of the close of business on July 30, 2012. The Rights currently are not exercisable and are attached to and trade with the outstanding shares of Common Stock. Under the Shareholder Rights Plan, the Rights become exercisable if a person becomes an “acquiring person” by acquiring 15% or more of the outstanding shares of Common Stock or if a person commences a tender offer that would result in that person owning 15% or more of the Common Stock. A stockholder owning 15% or more of the common stock of the Company as of July 27, 2012, is “grandfathered” under the Shareholder Rights Plan and will become an “acquiring person” upon acquiring an additional 1/2% of the Common Stock. If a person becomes an “acquiring person,” each holder of a Right (other than the acquiring person) would be entitled to purchase, at the then-current exercise price, such number of shares of the Company’s preferred stock which are equivalent to shares of Common Stock having twice the exercise price of the Right. If the Company is acquired in a merger or other business combination transaction after any such event, each holder of a Right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company’s common stock having a value of twice the exercise price of the Right. The Shareholder Rights Plan was amended on March 23, 2011 in order to allow the Board of Directors to grant equity awards to Dr. Thomas D’Ambra, the Company’s CEO, without the granting, vesting or exercise of those awards resulting in an inadvertent triggering of the Shareholder Rights Plan. The Shareholder Rights Plan was renewed on July 27, 2012.

11.	Employee Benefit Plans

Defined Contribution Plans

The Company maintains a savings and profit sharing plan under section 401(k) of the Internal Revenue Code covering all eligible U.S. non-union employees. Employees must complete one calendar month of service and be over 20.5 years of age as of the plan’s entry dates. Participants may contribute up to 100% of their compensation, subject to IRS limitations. The Company currently makes matching contributions equal to 50% of the participants’ contributions, up to a limit of 10% of the participants’ wages. In addition, the Company has reserved the right to make discretionary profit sharing contributions to employee accounts. The Company has made no discretionary profit sharing contributions. Employer matching contributions vest at a rate of 20% per year beginning after two years of participation in the plan. Employer matching contributions were approximately $1,688, $1,765 and $1,780 for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company also sponsors a savings and profit sharing plan under section 401(k) of the Internal Revenue Code covering union employees. Employees must complete one calendar month of service and there is no age requirement as of the plan’s entry dates. Participants may contribute up to 100% of their regular wages, subject to IRS limitations, and the Company matches 50% of each dollar contributed by the employee up to 10% of their wages. In addition, the Company has reserved the right to make discretionary profit sharing contributions to employee accounts. The Company has made no discretionary profit sharing contributions. Employer matching contributions vest at a rate of 20% per year beginning after two years of participation in the plan, however the employer match under this plan does not begin until the employee completes one year of service. Employer matching contributions were $129, $127 and $129 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(In thousands, except per share amounts)

The Company recognizes the overfunded or underfunded status of its postretirement plans in its balance sheet and recognizes changes in that funded status in the year in which the changes occur. Additionally, the Company is required to measure the funded status of a plan as of the end of its fiscal year.

The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of the plans’ assets during the years ended December 31, 2012 and 2011, and a reconciliation of the funded status to the net amount recognized in the consolidated balance sheets as of December 31 (the plans’ measurement dates) of both years:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at January 1	$26,867	$23,516	$1,049	$1,176
Service cost	—	—	61	63
Interest cost	1,008	1,179	48	55
Actuarial loss (gain)	597	3,722	(25)	(245)
Benefits paid	(1,565)	(1,550)	—	—
Benefit obligation at December 31	26,907	26,867	1,133	1,049
Change in plan assets:
Fair value of plan assets at January 1	17,453	17,400	—	—
Actual return on plan assets	1,887	739	—	—
Employer contributions	1,160	864	—	—
Benefits paid	(1,565)	(1,550)	—	—
Fair value of plan assets at December 31	18,935	17,453	—	—
Funded status	$(7,972)	$(9,414)	$(1,133)	$(1,049)

The Company included $531 in other comprehensive income and $2,292 in other comprehensive loss for the years ended December 31, 2012 and 2011, respectively, which represent the respective fluctuations in the unrecognized actuarial gains and losses, net of related tax benefits.

At December 31, 2012 and 2011, the accumulated benefit obligation (the actuarial present value of benefits, vested and non-vested, earned by employees based on current and past compensation levels) for the Company’s pension plans totaled $26,907 and $26,867, respectively.

The following table provides the components of net periodic benefit (income) cost for the years ended December 31:

	Pension Benefits			Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Service cost	$—	$—	$—	$61	$63	$75
Interest cost	1,008	1,179	1,230	48	55	61
Expected return on plan assets	(1,263)	(1,285)	(1,370)	—	—	—
Amortization of net loss	766	496	234	—	1	6
Net periodic benefit cost (income)	$511	$390	$94	$109	$119	$142
Recognized in AOCI (pre-tax):
Prior service cost	$—	$—	$—	$2	$3	$4
Net actuarial loss (gain)	9,384	10,177	6,406	(58)	(33)	211
Total recognized in AOCI (pre-tax)	$9,384	$10,177	$6,406	$(56)	$(30)	$215
Total recognized in consolidated statement of operations and AOCI	$9,895	$10,567	$6,500	$53	$89	$357

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(In thousands, except per share amounts)

In 2013, the Company expects to amortize $1 of prior service cost and $767 of net actuarial loss from shareholders’ equity into postretirement benefit plan cost.

The following assumptions were used to determine the periodic pension cost for the defined benefit pension plans for the year ended December 31:

	2012	2011	2010
Discount rate	3.50%	4.00%	5.10%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A

The discount rates utilized for determining the Company’s pension obligation and net periodic benefit cost were selected using high-quality long-term corporate bond indices as of the plan’s measurement date. The rate selected as a result of this process was substantiated by comparing it to the composite discount rate that produced a liability equal to the plan’s expected benefit payment stream discounted using the Citigroup Pension Discount Curve (“CPDC”). The CPDC was designed to provide a means for plan sponsors to value the liabilities of their postretirement benefit plans. The CPDC is a yield curve of hypothetical double-A zero coupon bonds with maturities up to 30 years. This curve includes adjustments to eliminate the call features of corporate bonds. As a result of this modeling process, the discount rate was 3.50% at December 31, 2012 and 4.00% at December 31, 2011.

The following assumptions were used to determine the periodic postretirement benefit cost for the postretirement welfare plan for the year ended December 31:

	2012	2011	2010
Health care cost trend rate assumed for next year	7.25%	10.0%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2021	2017	2016

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement welfare plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$31	$(23)
Effect on accumulated postretirement benefit obligation for the year ended December 31, 2012	$293	$(222)

The Company’s pension plan weighted-average asset allocations at December 31 by asset category are as follows:

	2012		2011
	Market Value	%	Market Value	%
Equity securities	$8,284	44%	$7,067	40%
Debt securities	8,427	45	8,498	49
Real estate	935	5	892	5
Commodities	743	4	654	4
Other	546	2	342	2
Total	$18,935	100%	$17,453	100%

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(In thousands, except per share amounts)

Based on the three-tiered fair value hierarchy, all pension plan assets’ fair values can be determined by their quoted market price and therefore have been determined to be Level I as of December 31, 2012.

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

The 2012 target allocation was as follows:

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(In thousands, except per share amounts)

The expected future benefit payments under the plans are as follows for the years ending December 31:

	Pension Benefits	Postretirement Benefits
2013	$1,613	$—
2014	1,636	14
2015	1,658	15
2016	1,634	16
2017	1,628	13
2018 - 2022	8,173	66

Based on current actuarial assumptions, the Company expects to contribute $414 to its pension plans in 2013.

12.	Lease Commitments

The Company leases both facilities and equipment used in its operations and classifies those leases as operating leases. The Company has long-term operating leases for a substantial portion of its research and development laboratory facilities. The expiration dates on the present leases range from June 2013 to November 2020. The leases contain renewal options at the option of the Company. The Company is responsible for paying the cost of utilities, operating costs, and increases in property taxes at its leased facilities.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2012 are as follows:

Year ending December 31,
2013	4,837
2014	4,765
2015	2,659
2016	1,342
2017	1,253
Thereafter	3,435

Rental expense amounted to approximately $4,498, $4,914 and $4,204 during the years ended December 31, 2012, 2011, and 2010, respectively.

13.	Related Party Transactions

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

In 2012, 2011 and 2010, the Company awarded Technology Incentive Compensation (“TIC”) relating to the invention of the active ingredient in Allegra. The inventor is Thomas D’Ambra, the Company’s Chairman, President and Chief Executive Officer. Additionally, in 2012 and 2011, the Company granted awards to employees in relation to milestone payments for its proprietary amine neurotransmitter reuptake inhibitors as a result of successful licensing of this technology to Bristol-Myers Squibb (“BMS”). The amounts awarded and included in the consolidated statements of operations for all TIC awards for the years ended December 31, 2012, 2011 and 2010 are $3,143, $3,557 and $3,484, respectively. Included in accrued compensation in the accompanying consolidated balance sheets at both December 31, 2012 and 2011 are unpaid Technology Development Incentive Compensation awards of $683 and $722.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(In thousands, except per share amounts)

(b) Telecommunication Services

A member of the Company’s board of directors is the Chief Executive Officer of one of the providers of telephone and internet services to the Company. This telecommunications company was paid approximately $188, $190 and $177 for services rendered to the Company in 2012, 2011 and 2010, respectively.

(c) Contract Revenue

A member of the Company’s board of directors is a senior advisor to, and was previously President and Chief Executive Officer of, a global pharmaceutical company to which the Company provided a variety of services in 2012.  The Company received $889 in contract revenue from this customer in 2012.

14.	Contingencies

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

Allegra

The Company, along with Aventis Pharmaceuticals Inc., the U.S. pharmaceutical business of Sanofi, has been involved in legal proceedings with several companies seeking to market or which are currently marketing generic versions of Allegra and Allegra-D products. In accordance with the Company’s agreements with Sanofi, Sanofi bears the external legal fees and expenses for these legal proceedings, but in general, the Company must consent to any settlement or other arrangement with any third party. Under those same agreements, the Company will receive royalties from Sanofi and certain approved sub-licensees on U.S. Patent No. 5,578,610 until its expiration in November 2013 and royalties on U.S. Patent No. 5,750,703 until its expiration in 2015, unless those patents are earlier determined to be invalid. The Company is also entitled to receive certain royalties from Sanofi and certain approved sub-licensees in certain foreign countries and with respect to certain foreign patents through mid 2015, unless certain patents are earlier determined to be invalid. As of early in the first quarter of 2013, the Company had settled all of the pending United States and foreign litigations surrounding the marketing of generic versions of Allegra and Allegra-D products, with the exception of certain proceedings pending in the United States related to two affiliated defendants’ production and sale of generic versions of Allegra and Allegra-D products. All of the other pending legal proceedings have been settled to the mutual satisfaction of the parties and the related litigation have been dismissed by the mutual consent of the parties.

Environmental liabilities:

The Company has completed an environmental remediation assessment associated with groundwater contamination at its Rensselaer, NY location. Ongoing costs associated with the remediation include biannual monitoring and reporting to the State of New York’s Department of Environmental Conservation. Under the remediation plan, the Company is expected to pay for monitoring and reporting until 2014. Under a 1999 agreement with the facility’s previous owner, the Company’s maximum liability under the remediation is $5,500. For the years ended December 31, 2012, 2011 and 2010, no costs have been paid by the Company. At both December 31, 2012 and 2011, $191 was recorded for future environmental liabilities in the consolidated balance sheets.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(In thousands, except per share amounts)

15.	Concentration of Business and Geographic Information

For the year ended December 31, 2012 contract revenue from the Company’s three largest customers represented 15%, 12% and 7%, respectively, of its contract revenue. For the year ended December 31, 2011 contract revenue from the Company’s three largest customers represented 16%, 9% and 8%, respectively, of its contract revenue. For the year ended December 31, 2010, contract revenue from the Company’s three largest customers represented 17%, 10% and 7%, respectively, of its contract revenue. The Company’s largest customer, GE Healthcare, represented 25% of LSM contract revenue and 15% of total contract revenue for the year ended December 31, 2012. The Company’s second largest customer, a large pharmaceutical company, represented approximately 19% of LSM contract revenue and 12% of the Company’s total contract revenue for the year ended December 31, 2012.

Contract revenue by geographic region, based on the location of the customer, and expressed as a percentage of total contract revenue follows:

	Year Ended December 31,
	2012	2011	2010
United States	57%	57%	65%
Europe	21%	25%	24%
Asia	19%	16%	9%
Other countries	3%	2%	2%
Total	100%	100%	100%

Long-lived assets by geographic region are as follows:

	2012	2011
United States	$112,268	$123,245
Asia	19,076	19,015
Europe	7,240	10,512
Total long-lived assets	$138,584	$152,772

16.	Business Segments

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(In thousands, except per share amounts)

The following table summarizes information by segment for the year ended December 31, 2012:

	DDS	LSM	Total
Contract revenue	$73,458	$116,400	$189,858
Recurring royalties and milestones	32,039	4,789	36,828
Total revenue	$105,497	$121,189	$226,686
Operating income (loss) before unallocated expenses	$18,331	$23,276	$41,607
Unallocated expenses:
Selling, general and administrative			40,904
Total unallocated expenses			40,904
Operating income			703
Reconciling items:
Interest expense, net			(454)
Other income, net			(130)
Income before income taxes			$119
Supplemental information:
Depreciation and intangible amortization	$9,550	$7,782	$17,332
Long-lived asset impairment	$8,334	$—	$8,334
Restructuring charges	$4,632	$—	$4,632

The following table summarizes other information by segment as of December 31, 2012:

	DDS	LSM	Total
Total assets	$122,169	$140,693	$262,862
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	2,926	6,964	9,890

The following table summarizes information by segment for the year ended December 31, 2011:

	DDS	LSM	Total
Contract revenue	$74,032	$95,579	$169,611
Recurring royalties and milestones	38,034	—	38,034
Total revenue	$112,066	$95,579	$207,645
Operating income (loss) before unallocated expenses	$5,851	$(912)	$4,939
Unallocated expenses:
Selling, general and administrative			41,071
Total unallocated expenses			41,071
Operating loss			(36,132)
Reconciling items:
Interest expense, net			(583)
Other income, net			77
Loss before income tax benefit			$(36,638)
Supplemental information:
Depreciation and intangible amortization	$10,351	$7,619	$17,970
Goodwill impairment charge	$15,812	$—	$15,812
Long-lived asset impairment	$4,674	$—	$4,674
Patent impairment	$856	$—	$856
Restructuring charges	$1,271	$—	$1,271

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

(In thousands, except per share amounts)

17. Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive loss are as follows:

	Pension and postretirement benefit plans	Unrealized gains/(losses) on securities	Foreign currency adjustments	Total Accumulated Other Comprehensive Loss
Balance at January 1, 2010, net of tax	$(3,425)	$69	$(1,286)	$(4,642)
Net current period change, net of tax	(501)	(49)	252	(298)
Balance at December 31, 2010, net of tax	(3,926)	20	(1,034)	(4,940)
Net current period change, net of tax	(2,292)	(21)	(4,813)	(7,126)
Balance at December 31, 2011, net of tax	(6,218)	(1)	(5,847)	(12,066)
Net current period change, net of tax	531	1	1,239	1,771
Balance at December 31, 2012, net of tax	$(5,687)	$-	$(4,608)	$(10,295)

18.	Selected Quarterly Consolidated Financial Data (unaudited)

The following tables present unaudited consolidated financial data for each quarter of 2012 and 2011:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Contract revenue	$42,710	$42,390	$45,627	$59,131
Recurring royalties and milestones	10,985	7,619	10,143	8,081
Total revenue	53,695	50,009	55,770	67,212
(Loss) income from operations	(1,948)	1,494	(1,097)	2,254
Net (loss) income	(3,807)	257	(2,143)	1,916
Net (loss) income per share:
Basic	$(0.13)	$0.01	$(0.07)	$0.07
Diluted	$(0.13)	$0.01	$(0.07)	$0.07
2011
Contract revenue	$42,931	$43,497	$43,771	$39,412
Recurring royalties and milestones	14,016	10,380	6,458	7,180
Total revenue	56,947	53,877	50,229	46,592
Loss from operations	(1,091)	193	(7,907)	(27,327)
Net loss	(1,467)	(568)	(5,852)	(24,409)
Net loss per share:
Basic	$(0.05)	$(0.02)	$(0.19)	$(0.81)
Diluted	$(0.05)	$(0.02)	$(0.19)	$(0.81)

During the fourth quarter of 2012, the Company recorded long-lived asset impairment charges of $4,367 in the DDS segment primarily as a result of the Company’s decision to further optimize its location footprint by closing its Bothell, WA site.

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

ALBANY MOLECULAR RESEARCH, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2012, 2011 and 2010

Description	Balance at Beginning of Period	(Reversal of)/ Charge to Cost and Expenses	Deductions Charged to Reserves	Balance at End of Period
(in thousands)
Allowance for doubtful accounts receivable
2012	$545	$73	$(131)	$487
2011	$557	$200	$(212)	$545
2010	$425	$366	$(234)	$557
Deferred tax asset valuation allowance
2012	$16,214	$671	—	$16,885
2011	$13,113	$3,101	—	$16,214
2010	$11,707	$1,406	—	$13,113

