Form 10-Q
period 2013-03-31
ALBANY MOLECULAR RESEARCH INC
filed 2013-05-09
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Albany, New York 12212

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2013
Common Stock, $.01 par value	31,418,106 excluding treasury shares of 5,411,372

ALBANY MOLECULAR RESEARCH, INC.

PART I — FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements (Unaudited)

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
(Dollars in thousands, except for per share data)	March 31, 2013	March 31, 2012

Contract revenue	$46,493	$42,710
Recurring royalties	12,913	10,985
Total revenue	59,406	53,695

Cost of contract revenue	37,822	39,670
Technology incentive award	1,114	1,099
Research and development	105	373
Selling, general and administrative	9,549	9,846
Restructuring charges	879	688
Property and equipment impairment charges	534	3,967
Total operating expenses	50,003	55,643

Income (loss) from operations	9,403	(1,948)

Interest expense, net	(82)	(142)
Other income (loss), net	452	(792)

Income (loss) before income tax expense	9,773	(2,882)

Income tax expense	3,268	925

Net income (loss)	$6,505	$(3,807)

Basic and diluted income (loss) per share	$0.21	$(0.13)

See notes to unaudited condensed consolidated financial statements.

3

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$6,505	$(3,807)
Unrealized loss on marketable securities, net of taxes	-	(1)
Foreign currency translation (loss) gain	(683)	2,016
Net actuarial gain related to pension and postretirement benefits	125	136
Total comprehensive income (loss)	$5,947	$(1,656)

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(Dollars and shares in thousands, except for per share data)	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$28,535	$23,293
Restricted cash	1,032	702
Accounts receivable, net	36,345	42,496
Royalty income receivable	12,978	8,180
Inventory	32,763	28,216
Prepaid expenses and other current assets	10,179	7,337
Deferred income taxes	2,748	3,200
Total current assets	124,580	113,424

Property and equipment, net	132,875	135,519

Restricted cash	4,345	4,524
Intangible assets and patents, net	3,075	3,065
Equity investment in unconsolidated affiliates	956	956
Deferred income taxes	2,406	3,520
Other assets	1,760	1,854
Total assets	$269,997	$262,862

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$22,102	$23,566
Income taxes payable	2,337	1,148
Arbitration reserve	2,376	2,717
Deferred revenue and licensing fees	8,245	7,365
Accrued pension benefits	543	414
Current installments of long-term debt	954	776
Total current liabilities	36,557	35,986

Long-term liabilities:
Long-term debt, excluding current installments	7,048	7,227
Deferred licensing fees	2,500	2,857
Deferred income taxes	781	753
Pension and postretirement benefits	8,495	8,691
Other long-term liabilities	1,040	1,207
Total liabilities	56,421	56,721

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 50,000 shares authorized, 36,830 shares issued as of March 31, 2013, and 36,326 shares issued as of December 31, 2012	368	363
Additional paid-in capital	209,267	207,784
Retained earnings	81,682	75,177
Accumulated other comprehensive loss, net	(10,853)	(10,295)
	280,464	273,029
Less, treasury shares at cost, 5,411 shares as of March 31, 2013 and December 31, 2012	(66,888)	(66,888)
Total stockholders’ equity	213,576	206,141
Total liabilities and stockholders’ equity	$269,997	$262,862

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Cash Flows

 (unaudited)

	Three Months Ended
(Dollars in thousands)	March 31, 2013	March 31, 2012

Operating activities
Net income (loss)	$6,505	$(3,807)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,117	4,535
Deferred income tax benefit	1,534	784
Loss on disposal of property, plant and equipment	67	102
Property and equipment impairment	534	3,967
Stock-based compensation expense	506	537
Excess tax benefit of stock option exercises	(352)	─
Provision for bad debt	52	─
Write down for obsolete inventories	─	316
Changes in assets and liabilities that provide (use) cash:
Accounts receivable	6,099	(2,993)
Royalty income receivable	(4,798)	(3,854)
Inventory, prepaid expenses and other assets	(7,349)	(7,290)
Accounts payable and accrued expenses	(1,931)	1,481
Income taxes	1,541	41
Deferred revenue and licensing fees	523	511
Pension and postretirement benefits	125	34
Other long-term liabilities	(41)	(44)
Net cash provided by (used in) operating activities	7,132	(5,680)

Investing activities
Proceeds from sales and maturities of investment securities	—	213
Purchase of property, plant and equipment	(2,446)	(2,155)
Payments for patent applications and other costs	(116)	(131)
Proceeds from disposal of property, plant and equipment	—	50
Net cash used in investing activities	(2,562)	(2,023)

Financing activities
Principal payments on long-term debt	(1)	(401)
Change in restricted cash	(151)	(4,505)
Proceeds from sale of common stock	629	233
Excess tax benefit of stock option exercises	352	─
Net cash provided by (used in) financing activities	829	(4,673)

Effect of exchange rate changes on cash	(157)	636

Increase (decrease) in cash and cash equivalents	5,242	(11,740)

Cash and cash equivalents at beginning of period	23,293	19,984

Cash and cash equivalents at end of period	$28,535	$8,244

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Use of Management Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in the accompanying consolidated financial statements include assumptions regarding the collectibility of receivables, and the valuation of inventory, intangible assets, and long-lived assets. Other significant estimates include assumptions utilized in determining actuarial obligations in conjunction with the Company’s pension and postretirement health plans, the amount and realizabilty of deferred tax assets, assumptions utilized in determining stock-based compensation, and assumptions associated with legal contingencies. Actual results can vary from these estimates.

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

The Company generates contract revenue on the following basis:

Full-time Equivalent (“FTE”).  An FTE agreement establishes the number of Company employees contracted for a project or a series of projects, the duration of the contract period, the price per FTE, plus an allowance for chemicals and other project specific costs, which may or may not be incorporated in the FTE rate. FTE contracts can run in one month increments, but often have terms of six months or longer. FTE contracts typically provide for annual adjustments in billing rates for the scientists assigned to the contract.

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

Fixed-Fee. Under a fixed-fee contract, the Company charges a fixed agreed upon amount for a deliverable. Fixed-fee contracts have fixed deliverables upon completion of the project. Typically, the Company recognizes revenue for fixed-fee contracts after projects are completed, delivery is made and title transfers to the customer, and collection is reasonably assured. In certain instances, the Company’s customers request that the Company retain materials produced upon completion of the project due to the fact that the customer does not have a qualified facility to store those materials or for other reasons. In these instances, the revenue recognition process is considered complete when project documents have been delivered to the customer.

Up-Front License Fees, Milestone and Recurring Royalties Revenue Recognition

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

The Company has entered into such agreements with Bristol-Myers Squibb (“BMS”) and Genentech, Inc. (“Genentech”). Under the terms of these Agreements, the Company received upfront licensing fees and research funding to further develop the licensed compounds. In addition, the Company is eligible to receive development and regulatory milestones for each licensed compound, as well as royalties on sales of commercialized compounds, if any.

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

For both the three months ended March 31, 2013 and 2012, no milestone revenue was recognized by the Company.

Recurring Royalties Revenue. Recurring royalties include royalties under a license agreement with Sanofi based on the worldwide net sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere, as well as on sales of Sanofi’s authorized or licensed generics and sales by certain authorized sub-licensees. The Company records royalty revenue in the period in which the net sales of Allegra/Telfast occur, because it can reasonably estimate such royalties. Royalty payments from Sanofi are due within 45 days after each calendar quarter and are determined based on net sales of Allegra/Telfast and Teva Pharmaceuticals’ net sales of generic D-12 in that quarter. The Company receives additional royalties in conjunction with a Development and Supply Agreement with Actavis, Inc (“Actavis”). These royalties, which the Company began receiving in the third quarter of 2012, are earned on net sales of generic products sold by its customer, who recently received FDA approval for these generic products. The Company records royalty revenue in the period in which the net sales of these products occur. Royalty payments are due within 60 days after each calendar quarter and are determined based on sales of the qualifying products in that quarter.

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

Cash, Cash Equivalents and Restricted Cash

Cash equivalents consist of money market accounts and overnight deposits. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Upon entering into a new credit agreement in April 2012, the Company is required to maintain a $5,000 restricted cash balance to partially collateralize the revolving line of credit. In conjunction with an amendment to the credit agreement dated December 20, 2012, the restricted cash requirement will be directly reduced by the amount of principal payments made on the term loan beginning in May 2013. The balance of restricted cash at March 31, 2013 primarily consists of the above mentioned $5,000.

Long-Lived Assets

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

Note 2 — Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2013	2012
Weighted average common shares outstanding - basic	30,650	30,140
Dilutive effect of share-based compensation	713	-
Weighted average common shares outstanding - diluted	31,363	30,140

The Company has excluded certain outstanding stock options from the calculation of diluted earnings per share for the three months ended March 31, 2013 because the exercise price was greater than the average market price of the Company’s common shares during that period, and as such, these options would be anti-dilutive. The Company has excluded all outstanding stock options and non-vested restricted shares from the calculation of diluted earnings per share for the three months ended March 31, 2012 because the net loss causes these outstanding stock options and non-vested restricted shares to be anti-dilutive. The weighted average number of anti-dilutive options and restricted shares outstanding (before the effects of the treasury stock method) was 1,020 and 3,133 for the three months ended March 31, 2013 and 2012, respectively. These amounts are not included in the calculation of weighted average common shares outstanding.

Note 3 — Inventory

Inventory consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Raw materials	$9,104	$8,575
Work in process	3,955	2,949
Finished goods	19,704	16,692
Total	$32,763	$28,216

Note 4 –Debt

In April 2012, the Company entered into a $20,000 credit facility consisting of a 4-year, $5,000 term loan and a $15,000 revolving line of credit. The Company used a portion of the initial proceeds borrowed under the term loan to repay all amounts due under its prior credit agreement. As of March 31, 2013, the Company had no amounts outstanding on the revolving line of credit and $8,177 of outstanding letters of credit secured by this line of credit. The amount available to be borrowed under the revolving line of credit at March 31, 2013 is $6,823.

Borrowings under this agreement will bear interest at a fluctuating rate equal to: (i) in the case of the term loan, the sum of (a) an interest rate equal to daily three month LIBOR, plus (b) 3.25%; and (ii) in the case of advances under the revolving line of credit, the sum of (a) an interest rate equal to daily three month LIBOR, plus (b) 2.75%. As of March 31, 2013, the interest rate on the term loan was 3.625%.

The credit facility contains financial covenants, including a minimum fixed charge coverage ratio which commenced in 2013 and extends for the remaining term of the agreement, maximum quarterly year-to-date capital expenditures, minimum monthly domestic unrestricted cash and maximum average monthly cash reserves held at international locations. As of March 31, 2013 the Company was in compliance with its current financial covenants.

The Company maintains variable interest rate industrial development authority (“IDA”) bonds due in increasing annual installments through 2021. Interest payments are due monthly with a current interest rate of 0.24% at March 31, 2013. The amount outstanding as of March 31, 2013 was $2,990.

The following table summarizes long-term debt:

	March 31, 2013	December 31, 2012
Term loan	$5,000	$5,000
Industrial development authority bonds	2,990	2,990
Miscellaneous loan	12	13
	8,002	8,003
Less current portion	(954)	(776)
Total long-term debt	$7,048	$7,227

The aggregate maturities of long-term debt at March 31, 2013 are as follows:

2013 (remaining)	$774
2014	1,024
2015	1,029
2016	1,034
2017	2,711
Thereafter	1,430
Total	$8,002

Note 5 — Restructuring and Impairment

During 2012, the Company announced its decisions to cease operations at its Budapest, Hungary, and Bothell, Washington facilities. The goal of these restructuring activities is to advance the Company’s continued strategy of increasing global competitiveness and remaining diligent in managing costs by improving efficiency and customer service and by realigning resources to meet shifting customer demand and market preferences, while optimizing its location footprint. In connection with these activities, the Company recorded restructuring charges in its Discovery, Drug Development and Small Scale Manufacturing (“DDS”) operating segment of $879 in the first quarter of 2013 and $4,355 during 2012.  These amounts included $1,636 for termination benefits and $3,153 for preparing the facilities for closure and other administrative costs, including estimated costs associated with terminating the Budapest lease, and $445 for repayment of government incentive programs. The Company exited the Hungary facility in the third quarter of 2012 and is in the process of resolving the termination of the lease.

In conjunction with the Company’s actions to optimize its location footprint, the Company also recorded property and equipment impairment charges of $534 in the DDS segment in the first quarter of 2013. These charges are included under the caption “Property and equipment impairment” on the Consolidated Statement of Operations for the three months ended March 31, 2013.

The following table displays the restructuring activity and liability balances for the year ended and as of March 31, 2013:

	Balance at January 1, 2013	Charges/ (reversals)	Amounts Paid	Foreign Currency Translation Adjustments	Balance at March 31, 2013
Termination benefits and personnel realignment	$386	$464	$(226)	(8)	$616
Lease termination and relocation charges	1,405	415	(666)	(76)	1,078
Other	470	-	-	(2)	468
Total	$2,261	$879	$(892)	(86)	$2,162

Termination benefits and personnel realignment costs relate to severance packages, outplacement services, and career counseling for employees affected by the restructuring. Lease termination charges relate to estimated costs associated with exiting a facility, net of estimated sublease income.

Restructuring charges are included under the caption “Restructuring charges” in the consolidated statements of operations for the three months ended March 31, 2013 and 2012 and the restructuring liabilities are included in “Accounts payable and accrued expenses” and “other long-term liabilities” on the consolidated balance sheets at March 31, 2013 and December 31, 2012.

Anticipated cash outflow related to the restructurings for the remainder of 2013 is approximately $2,153, which includes the estimated settlement of the Hungary lease.

Note 6 —Intangible Assets

The components of intangible assets are as follows:

	Cost	Accumulated Amortization	Net	Amortization Period
March 31, 2013
Patents and Licensing Rights	$4,409	$(1,694)	$2,715	2-16 years
Customer Relationships	815	(455)	360	5 years
Total	$5,224	$(2,149)	$3,075

December 31, 2012
Patents and Licensing Rights	$4,333	$(1,669)	$2,664	2-16 years
Customer Relationships	815	(414)	401	5 years
Total	$5,148	$(2,083)	$3,065

Amortization expense related to intangible assets was $103 and $117 for the three months ended March 31, 2013 and 2012, respectively.

The following chart represents estimated future annual amortization expense related to intangible assets:

Year ending December 31,
2013 (remaining)	$315
2014	425
2015	330
2016	246
2017	246
Thereafter	1,513
Total	$3,075

Note 7 — Share-Based Compensation

The Company recognized total share-based compensation cost of $506 and $537 during the three months ended March 31, 2013 and 2012.

The Company grants share-based compensation, including restricted shares, under its 2008 Stock Option and Incentive Plan, as well as its 1998 Employee Stock Purchase Plan.

Restricted Stock

A summary of unvested restricted stock activity as of March 31, 2013 and changes during the three months then ended is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding, January 1, 2013	468	$5.85
Granted	235	$6.67
Vested	(106)	$8.05
Forfeited	(7)	$6.52
Outstanding, March 31, 2013	590	$5.77

The weighted average fair value of restricted shares per share granted during the three months ended March 31, 2013 and 2012 was $6.67 and $2.93, respectively. As of March 31, 2013, there was $3,053 of total unrecognized compensation cost related to non-vested restricted shares. That cost is expected to be recognized over a weighted-average period of 2.6 years. Of the 590 restricted shares outstanding, we currently expect 567 shares to vest.

Stock Options

The fair value of each stock option award is estimated at the date of grant using the Black-Scholes valuation model based on the following assumptions:

	For the three Months Ended
	March 31, 2013	March 31, 2012
Expected life in years	5	5
Risk free interest rate	0.82%	0.90%
Volatility	56%	57%
Dividend yield	—	—

A summary of stock option activity under the Company’s Stock Option and Incentive Plans as of March 31, 2013 and changes during the three month period then ended is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2013	2,389	$5.90
Granted	314	5.99
Exercised	(176)	2.31
Forfeited	(31)	5.85
Expired	(180)	15.33
Outstanding, March 31, 2013	2,316	$5.45	7.8	$12,750
Options exercisable, March 31, 2013	826	$8.30	5.8	$2,790

The weighted average fair value of stock options granted for the three months ended March 31, 2013 and 2012 was $2.86 and $1.43, respectively. As of March 31, 2013, there was $2,387 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Employee Stock Purchase Plan

During the three months ended March 31, 2013 and 2012, 100 and 93 shares, respectively, were issued under the Company’s 1998 Employee Stock Purchase Plan.

During the three months ended March 31, 2013 and 2012, cash received from stock option exercises and employee stock purchases was $629 and $233, respectively. The excess tax benefit realized for the tax deductions from share based compensation was $352 and $0 for the three months ended March 31, 2013 and 2012, respectively.

Note 8 — Operating Segment Data

The Company has organized its sales, marketing and production activities into the DDS and Large-Scale Manufacturing (“LSM”) segments based on the criteria set forth in ASC 280, “Disclosures about Segments of an Enterprise and Related Information”. The Company’s management relies on an internal management accounting system to report results of the segments. The system includes revenue and cost information by segment. The Company’s management makes financial decisions and allocates resources based on the information it receives from this internal system.

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

The following table contains earnings data by operating segment, reconciled to totals included in the unaudited condensed consolidated financial statements:

	Contract Revenue	Milestone & Recurring Royalty Revenue	Income (Loss) from Operations	Depreciation and Amortization
For the three months ended March 31, 2013
DDS	$20,096	$11,141	$11,853	$2,145
LSM	26,397	1,772	7,099	1,971
Corporate	—	—	(9,549)	—
Total	$46,493	$12,913	$9,403	$4,117

For the three months ended March 31, 2012
DDS	$19,460	$10,985	$5,481	$2,594
LSM	23,250	—	2,417	1,941
Corporate	—	—	(9,846)	—
Total	$42,710	$10,985	$(1,948)	$4,535

The following table summarizes other information by segment as of and for the three month period ended March 31, 2013:

	DDS	LSM	Total
Total assets	$118,912	$151,085	$269,997
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	459	1,987	2,446

The following table summarizes other information by segment as of and for the three month period ended March 31, 2012:

	DDS	LSM	Total
Total assets	$142,991	$120,378	$263,369
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	625	1,459	2,084

Note 9 — Financial Information by Customer Concentration and Geographic Area

Total contract revenue from DDS’s three largest customers each represented approximately 8%, individually, of DDS’s total contract revenue for the three months ended March 31, 2013, and 10%, 6% and 5% of DDS’s total contract revenue for the three months ended March 31, 2012. Total contract revenue from LSM’s largest customer, GE Healthcare (“GE”), represented 32% and 28% of LSM’s total contract revenue for the three months ended March 31, 2013 and 2012, respectively. GE accounted for approximately 18% and 15% of the Company’s total contract revenue for the three months ended March 31, 2013 and 2012, respectively. LSM’s second largest customer represented 16% of LSM’s total contract revenue for both the three months ended March 31, 2013 and 2012.

The Company’s total contract revenue for the three months ended March 31, 2013 and 2012 was recognized from customers in the following geographic regions:

	Three Months Ended March 31,
	2013	2012

United States	63%	61%
Europe	21	22
Asia	13	12
Other	3	5

Total	100%	100%

Long-lived assets by geographic region are as follows:

	March 31, 2013	December 31, 2012
United States	$109,968	$112,268
Asia	19,268	19,076
Europe	6,714	7,240
Total long-lived assets	$135,950	$138,584

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

Note 11 – Fair Value

The Company determines its fair value of financial instruments using the following methods and assumptions:

Cash and cash equivalents, restricted cash, receivables, and accounts payable: The carrying amounts reported in the consolidated balance sheets approximate their fair value because of the short maturities of these instruments.

Long-term debt: The carrying value of long-term debt approximated fair value at March 31, 2013 and December 31, 2012 due to the resetting dates of the variable interest rates.

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

Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3 – defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Note 12 – Accumulated Other Comprehensive Income (Loss)

The activity related to accumulated other comprehensive income (loss) was as follows:

	Pension and postretirement benefit plans	Foreign currency adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2012, net of tax	$(5,687)	$(4,608)	$(10,295)
Net current period change, net of tax	125	(683)	(558)
Balance at March 31, 2013, net of tax	$(5,562)	$(5,291)	$(10,853)

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive income (loss):

Three Months Ended March 31, 2013
Amortization of pension and other postretirement benefits (a)
Actuarial losses	192
Total before tax effect	192
Tax benefit on amounts reclassified into earnings	(67)
125

(a)	Amounts represent amortization of net actuarial loss from shareholders’ equity into postretirement benefit plan cost. This amount was primarily recognized as cost of contract revenue in the consolidated statement of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our results of operations and financial condition should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the Notes thereto included within this report. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “intend,” “expect,” “anticipate,” “believe,” and “continue” or similar words, and include, but are not limited to, statements concerning pension and postretirement benefit costs, the Company’s relationship with its largest customers, the Company’s collaboration with Bristol-Myers Squibb (“BMS”), future acquisitions, earnings, contract revenues, costs and margins, patent protection, Allegra® and Actavis royalty revenue, government regulation, retention and recruitment of employees, customer spending and business trends, foreign operations, including increasing options and solutions for customers, business growth and the expansion of the Company’s global market, clinical supply manufacturing, management’s strategic plans, drug discovery, product commercialization, license arrangements, research and development projects and expenses, revenue and expense expectations for future periods, goodwill and long-lived asset impairment, competition and tax rates. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that could cause such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on March 18, 2013, as updated by Part II Item 1A, “Risk Factors,” in subsequent Forms 10-Q. All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future, except as required by law. References to “AMRI”, the “Company,” “we,” “us,” and “our,” refer to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole.

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

We continue to integrate our research and manufacturing facilities worldwide, increasing our access to key global markets and enabling us to provide our customers with a flexible combination of high quality services and competitive cost structures to meet their individual outsourcing needs.  Our service offerings range from early stage discovery through manufacturing and formulation across the U.S., Europe and Asia. We believe that the ability to partner with a single provider is of significant benefit to our customers as we are able to provide them with a more efficient transition of experimental compounds through the research and development process, ultimately reducing the time and cost involved in bringing these compounds from concept to market. Compounds discovered and/or developed in our contract research facilities can then be more easily transitioned to production at our large-scale manufacturing facilities for use in clinical trials and, ultimately, commercial sales if the product meets regulatory approval.

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

In addition to providing our customers our hybrid services model for outsourcing, we offer the option of insourcing. With our world class expertise in managing high performing groups of scientists, this option allows us to embed our scientists into the customer’s facility allowing the customer to cost-effectively leverage their unused laboratory space.

As our customers continue to seek innovative new strategies for R&D efficiency and productivity, we are aggressively realigning our business and resources to address their needs. AMRI SMARTSOURCING™ is a cross functional approach that maximizes the strengths of both insourcing and outsourcing, by leveraging AMRI’s people, know-how, facilities, expertise and global project management to provide exactly what is needed across the discovery or development process. We have also streamlined our sales and marketing organization to optimize cross-selling opportunities and enhanced our commitment to quality with the appointment of key personnel at our Burlington aseptic services facility, both underscoring our dedication to client service. Our improved organizational structure, combined with more focused marketing efforts, should enable us to continue to drive long term growth and profitability.

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

Our backlog of open manufacturing orders and accepted service contracts was $124.5 million at March 31, 2013, as compared to $104.3 million at March 31, 2012. Our manufacturing and services contracts are completed over varying durations, from short to extended periods of time.

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

Our total revenue for the quarter ended March 31, 2013 was $59.5 million, which included $46.5 million from our contract service business and $12.9 million from royalties on sales of Allegra/Telfast and certain products sold by Actavis, Inc. (“Actavis”). Consolidated gross margin was 18.6% for the quarter ended March 31, 2013 as compared to 7.1% for the quarter ended March 31, 2012.

During the three months ended March 31, 2013, cash provided by operations was $7.1 million compared to cash used by operations of $5.7 million for the same period of 2012. This change from the three months ended March 31, 2012 resulted primarily from improvement in the Company’s financial position. During the three months ended March 31, 2013, we spent $2.4 million in capital expenditures, primarily related to growth and maintenance of our existing facilities. As of March 31, 2013, we had $33.9 million in cash, cash equivalents and restricted cash and $8.0 million in bank and other related debt.

Results of Operations – Three Months ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues

Total contract revenue

Contract revenue consists primarily of fees earned under contracts with our third party customers. Our contract revenues for each of our Discovery, Drug Development and Small Scale Manufacturing (“DDS”) and Large-Scale Manufacturing (“LSM”) segments were as follows:

	Three Months Ended March 31,
(in thousands)	2013	2012

DDS	$20,096	$19,460
LSM	26,397	23,250
Total	$46,493	$42,710

DDS contract revenues for the three months ended March 31, 2013 increased from the same period in 2012. This increase was primarily due to an increase in demand for U.S. chemistry services.

We currently expect DDS contract revenue for full year 2013 to increase from amounts recognized in 2012 primarily due to continued growth in demand for our U.S. chemistry services.

LSM revenue increased for the three months ended March 31, 2013 from the same period in 2012 primarily due to an increase in commercial manufacturing services at our Rensselaer, NY facility, as well as at our international large-scale manufacturing facilities.

We currently expect continued growth in LSM contract revenue for full year 2013 due to strong demand for our commercial manufacturing services.

Recurring royalty revenue

Three Months Ended March 31,
2013	2012
(in thousands)
$12,913	$10,985

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

Recurring royalties increased during the quarter ended March 31, 2013 from the same period in 2012 primarily due to the receipt of Actavis royalties of $1.8 million.

We currently expect full year 2013 recurring royalties to slightly increase over amounts recognized in 2012 primarily due to incremental royalties from Actavis, partially offset by lower Allegra royalties.

The recurring royalties we receive on the sales of Allegra/Telfast have historically provided a material portion of our revenues, earnings and operating cash flows. We continue to develop our business in an effort to supplement the revenues, earnings and operating cash flows that have historically been provided by Allegra/Telfast royalties. We have been issued various United States and international patents covering fexofenadine HC1 and certain related manufacturing processes. These U.S. patents begin to expire in November 2013, and the international patents begin to expire in 2014 and most of these patents are covered by our license agreements with Sanofi.

Costs and Expenses

Cost of contract revenue

Cost of contract revenue consists of compensation and associated fringe benefits for employees, chemicals, depreciation and other indirect project related costs. Cost of contract revenue for our DDS and LSM segments were as follows:

	Three Months Ended March 31,
Segment	2013	2012
(in thousands)

DDS	$16,772	$18,840
LSM	21,050	20,830
Total	$37,822	$39,670

DDS Gross Margin	16.5%	3.2%
LSM Gross Margin	20.3%	10.4%
Total Gross Margin	18.6%	7.1%

DDS contract revenue gross margin percentage increased for the three months ended March 31, 2013 compared to contract gross margin percentage for the same period in 2012. These increases are primarily due to previously announced cost savings initiatives as well as an increase in facility utilization.

We currently expect DDS contract margins for 2013 to improve over amounts recognized in 2012 due to the impact of full year cost savings initiatives in our global discovery services platform along with increased facility utilization.

LSM’s contract revenue gross margin percentages improved for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to an increase in sales of higher margin products for our U.S. manufacturing services, as well as an increase in capacity utilization at our large-scale manufacturing facilities worldwide.

We currently expect continued improvement in LSM contract margins for 2013 driven by an increase in capacity utilization.

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

Three Months Ended March 31,
2013	2012
(in thousands)
$1,114	$1,099

Technology incentive award expense for the three months ended March 31, 2013 remained consistent with expense for the same period in 2012.

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

Research and development expenses were as follows:

Three Months Ended March 31,
2013	2012
(in thousands)
$105	$373

R&D expense for the three months ended March 31, 2013 decreased from the same period in 2012 as a result of our continued efforts to support our strategic decision to cease R&D operations related to our internal discovery research and development programs, excluding our generics program.

Based on our strategic decision to cease R&D operations, we currently expect 2013 R&D expense to decrease slightly from amounts recognized in 2012.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist of compensation and related fringe benefits for sales, marketing, operational and administrative employees, professional service fees, marketing costs and costs related to facilities and information services. SG&A expenses were as follows:

Three Months Ended March 31,
2013	2012
(in thousands)
$9,549	$9,846

The decrease in SG&A expenses for the three months ended March 31, 2013 from the comparable prior year period is primarily attributable to cost savings actions.

We currently expect SG&A expenses for 2013 to decrease from amounts recognized in 2012 due to on-going cost savings actions.

Restructuring

Three Months Ended March 31,
2013	2012
(in thousands)
$879	$688

During 2012, we approved restructuring plans to cease all operations at our Budapest, Hungary, and Bothell, WA facilities. The goal of these restructuring activities is to advance our continued strategy of increasing global competitiveness and to remain diligent in managing costs by improving efficiency and customer service and by realigning resources to meet shifting customer demand and market preferences. Additionally, we intend to expand and better integrate our in vitro biology services with the total drug discovery service platform and to further optimize the Company’s location footprint. In connection with these actions, we recorded restructuring charges of $0.9 million in the first quarter of 2013 and $4.6 million in 2012.

We exited the Budapest, Hungary facility in the third quarter of 2012 and are in the process of resolving the termination of the lease.

Anticipated cash outflow related to the restructurings for the remainder of 2013 is approximately $2.2 million, which includes the settlement of the Hungary lease.

Property and Equipment Impairment

Three Months Ended March 31,
2013	2012
(in thousands)
$534	$3,967

In the first quarter of 2013, we recorded property and equipment impairment charges of $0.5 million in our DDS segment associated with the Company’s decision to cease operations at our Bothell, Washington facility.

In the first quarter of 2012, we recorded property and equipment impairment charges of $4.0 million in our DDS segment associated with the Company’s decision to cease operations at our Budapest, Hungary facility.

Interest expense, net

	Three Months Ended March 31,
(in thousands)	2013	2012

Interest expense	$(83)	$(146)
Interest income	1	4
Interest expense, net	$(82)	$(142)

Net interest expense decreased for the three months ended March 31, 2013 from the same period in 2012 primarily due to decreased interest rates on our interest bearing liabilities.

Other income (expense), net

Three Months Ended March 31,
2013	2012
(in thousands)
$452	$(792)

Other income for the three months ended March 31, 2013 was primarily related to an insurance demutualization gain of $0.4 million.

Other expense for the three months ended March 31, 2012 was primarily due to deferred financing amortization expense related to our prior credit agreement that was amended in June 2011 with a one year term, as well as expense related to the fluctuation in exchange rates associated with foreign currency transactions.

Income tax expense

Three Months Ended March 31,
2013	2012
(in thousands)
$3,268	$925

Income tax expense increased for the three months ended March 31, 2013 as compared to the same period in prior year due primarily to improved pre-tax income at the Company’s U.S. locations.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows and proceeds from borrowings. During the first three months of 2013, we generated cash of $7.1 million in operating activities which was primarily due to increased levels of profitability.

During the first three months of 2013, cash used in investing activities was $2.6 million, resulting primarily from the acquisition of property and equipment. During the first three months of 2013, we generated $0.5 million in financing activities, relating primarily to cash received in relation to option exercises and ESPP purchases, offset in part by payments made on our credit facilities.

Working capital was $88.0 million at March 31, 2013 as compared to $77.4 million as of December 31, 2012. This increase primarily relates to an increase in royalties receivable, as well as cash generated from operations.

In April 2012, the Company entered into a $20.0 million credit facility consisting of a 4-year, $5.0 million term loan and a $15.0 million revolving line of credit. The Company used a portion of the initial proceeds from borrowings against the term loan to repay all amounts due under its prior credit agreement. As of March 31, 2013, the Company had no amounts outstanding under the line of credit and $8.2 million of outstanding letters of credit secured by this line of credit. The amount available to be borrowed under the revolving line of credit at March 31, 2013 was $6.8 million.

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

Borrowings under this agreement bear interest at a fluctuating rate equal to: (i) in the case of the term loan, the sum of (a) an interest rate equal to daily three month LIBOR, plus (b) 3.25%; and (ii) in the case of advances under the revolving line of credit, the sum of (a) an interest rate equal to daily three month LIBOR, plus (b) 2.75%. As of March 31, 2013, the interest rate on the outstanding term loan was 3.625%.

The credit facility contains financial covenants, including a minimum fixed charge coverage ratio commencing in 2013 and extending for the remaining term of the agreement, maximum quarterly and year-to-date capital expenditures, minimum monthly domestic unrestricted cash and maximum average monthly cash reserves held at international locations. As of March 31, 2013, the Company was in compliance with its current financial covenants.

The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There have been no material changes to our contractual obligations since December 31, 2012. As of March 31, 2013, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, pension and postretirement benefit plans, income taxes and contingencies, among other effects. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We refer to the policies and estimates set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There have been no material changes or modifications to the policies since December 31, 2012.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes with respect to the information on Quantitative and Qualitative Disclosures about Market Risk appearing in Part II, Item 7A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part II, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results.

Item 6. Exhibits

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	XBRL (eXtensible Business Reporting Language). The following materials from Albany Molecular Research, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) notes to consolidated financial statements.**

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

ALBANY MOLECULAR RESEARCH, INC.

Date: May 9, 2013	By:	/s/ Michael M. Nolan
Michael M. Nolan
Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

