Form 10-Q
period 2013-06-30
ALBANY MOLECULAR RESEARCH INC
filed 2013-08-08
CIK 1065087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2013
Common Stock, $.01 par value	31,582,017 excluding treasury shares of 5,419,615

ALBANY MOLECULAR RESEARCH, INC.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except for per share data)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Contract revenue	$50,764	$42,390	$97,257	$85,100
Recurring royalties	8,528	7,529	21,441	18,514
Milestone revenue	-	90	-	90
Total revenue	59,292	50,009	118,698	103,704

Cost of contract revenue	42,450	36,251	80,272	75,921
Technology incentive award	569	753	1,683	1,852
Research and development	171	231	276	604
Selling, general and administrative	12,454	9,841	22,003	19,687
Restructuring charges	4,953	1,439	5,832	2,127
Property and equipment impairment charges	906	─	1,440	3,967
Total operating expenses	61,503	48,515	111,506	104,158

(Loss) income from operations	(2,211)	1,494	7,192	(454)

Interest expense, net	(81)	(113)	(163)	(255)
Other income (expense), net	321	136	773	(656)

(Loss) income before income taxes	(1,971)	1,517	7,802	(1,365)

Income tax expense	276	1,260	3,544	2,185

Net (loss) income	$(2,247)	$257	$4,258	$(3,550)

Basic (loss) income per share	$(0.07)	$0.01	$0.14	$(0.12)

Diluted (loss) income per share	$(0.07)	$0.01	$0.14	$(0.12)

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net (loss) income	$(2,247)	$257	$4,258	$(3,550)
Unrealized loss on marketable securities, net of taxes	-	-	-	(1)
Foreign currency translation (loss) gain	(1,982)	(1,294)	(2,665)	722
Net actuarial gain of pension and postretirement benefits	142	113	267	249
Total comprehensive (loss) income	$(4,087)	$(924)	$1,860	$(2,580)

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(Dollars and shares in thousands, except for per share data)	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$37,966	$23,293
Restricted cash	714	702
Accounts receivable, net	38,462	42,496
Royalty income receivable	8,530	8,180
Income taxes receivable	308	-
Inventory	35,297	28,216
Prepaid expenses and other current assets	8,231	7,337
Deferred income taxes	2,709	3,200
Total current assets	132,217	113,424

Property and equipment, net	129,120	135,519

Restricted cash	4,167	4,524
Intangible assets and patents, net	3,131	3,065
Equity investment in unconsolidated affiliates	956	956
Deferred income taxes	2,258	3,520
Other assets	1,019	1,854
Total assets	$272,868	$262,862

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$28,900	$23,566
Income taxes payable	-	1,148
Arbitration reserve	2,034	2,717
Deferred revenue and licensing fees	9,838	7,365
Accrued pension benefits	284	414
Current installments of long-term debt	1,024	776
Total current liabilities	42,080	35,986

Long-term liabilities:
Long-term debt, excluding current installments	6,563	7,227
Deferred licensing fees	2,143	2,857
Deferred income taxes	835	753
Pension and postretirement benefits	8,559	8,691
Other long-term liabilities	2,109	1,207
Total liabilities	62,289	56,721

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 50,000 shares authorized, 36,906 shares issued as of June 30, 2013, and 36,326 shares issued as of December 31, 2012	369	363
Additional paid-in capital	210,447	207,784
Retained earnings	79,435	75,177
Accumulated other comprehensive loss, net	(12,693)	(10,295)
	277,558	273,029
Less, treasury shares at cost, 5,420 shares as of June 30, 2013 and 5,411 shares as of December 31, 2012	(66,979)	(66,888)
Total stockholders’ equity	210,579	206,141
Total liabilities and stockholders’ equity	$272,868	$262,862

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
(Dollars in thousands)	June 30, 2013	June 30, 2012

Operating activities
Net income (loss)	$4,258	$(3,550)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,133	8,900
Deferred income tax benefit	1,720	1,961
Loss on disposal of property, plant and equipment	331	102
Property and equipment impairment	1,440	3,967
Stock-based compensation expense	1,178	1,066
Excess tax benefit of stock option exercises	(628)	─
Provision for bad debt	52	148
Changes in assets and liabilities that provide (use) cash:
Accounts receivable	3,982	(4,969)
Royalty income receivable	(350)	(186)
Inventory	(7,081)	(9,875)
Prepaid expenses and other assets	(170)	(1,391)
Accounts payable and accrued expenses	6,440	4,011
Income taxes receivable	(828)	(149)
Deferred revenue and licensing fees	1,759	(9)
Pension and postretirement benefits	149	(41)
Other long-term liabilities	(887)	(92)
Net cash provided by (used in) operating activities	19,498	(107)

Investing activities
Proceeds from sales and maturities of investment securities	—	213
Purchase of property, plant and equipment	(4,862)	(4,397)
Payments for patent applications and other costs	(285)	(317)
Proceeds from disposal of property, plant and equipment	169	50
Net cash used in investing activities	(4,978)	(4,451)

Financing activities
Principal payments on long-term debt	(416)	(2,837)
Borrowings on long-term debt	-	5,000
Change in restricted cash	345	(5,000)
Proceeds from sale of common stock	862	341
Excess tax benefit of stock option exercises	628	─
Purchases of treasury stock	(91)	─
Net cash provided by (used in) financing activities	1,328	(2,496)

Effect of exchange rate changes on cash	(1,175)	465

Increase (decrease) in cash and cash equivalents	14,673	(6,589)

Cash and cash equivalents at beginning of period	23,293	19,984

Cash and cash equivalents at end of period	$37,966	$13,395

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Use of Management Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in the accompanying consolidated financial statements include assumptions regarding the valuation of inventory, intangible assets, and long-lived assets. Other significant estimates include assumptions utilized in determining actuarial obligations in conjunction with the Company’s pension and postretirement health plans, the amount and realizabilty of deferred tax assets, assumptions utilized in determining stock-based compensation, assumptions related to the collectability of receivables, and assumptions associated with legal contingencies. Actual results can vary from these estimates.

Contract Revenue Recognition

The Company’s contract revenue consists primarily of amounts earned under contracts with third-party customers and reimbursed expenses under such contracts. The Company also seeks to include provisions in certain contracts that contain a combination of up-front licensing fees, milestone and royalty payments should the Company’s proprietary technology and expertise lead to the discovery of new products that become commercial. Reimbursed expenses consist of chemicals and other project specific costs. Generally, the Company’s contracts may be terminated by the customer upon 30 days’ to two year’s prior notice, depending on the terms and/or size of the contract. The Company analyzes its agreements to determine whether the elements can be separated and accounted for individually or as a single unit of accounting in accordance with the FASB’s Accounting Standards Codification (“ASC”) 605-25, “Revenue Arrangements with Multiple Deliverables,” and Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”. Allocation of revenue to individual elements that qualify for separate accounting is based on the fair value of the respective elements.

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

For both the three and six months ended June 30, 2013, no milestone revenue was recognized by the Company. The Company recognized $90 of milestone revenue for both the three and six months ended June 30, 2012.

Recurring Royalties Revenue. Recurring royalties include royalties under a license agreement with Sanofi based on the worldwide net sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere, as well as on sales of Sanofi’s authorized or licensed generics and sales by certain authorized sub-licensees. The Company records royalty revenue in the period in which the net sales of Allegra/Telfast occur, because it can reasonably estimate such royalties. Royalty payments from Sanofi are due within 45 days after each calendar quarter and are determined based on net sales of Allegra/Telfast and Teva Pharmaceuticals’ net sales of generic D-12 in that quarter. The Company receives additional royalties in conjunction with a Development and Supply Agreement with Actavis, Inc (“Actavis”). These royalties, which the Company began receiving in the third quarter of 2012, are earned on net sales of generic products sold by Actavis, who received FDA approval for these generic products. The Company records royalty revenue in the period in which the net sales of these products occur. Royalty payments are due within 60 days after each calendar quarter and are determined based on sales of the qualifying products in that quarter.

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

Upon entering into a new credit agreement in April 2012, the Company was required to maintain a $5,000 restricted cash balance to partially collateralize the revolving line of credit. In conjunction with an amendment to the credit agreement dated December 20, 2012, the restricted cash requirement is directly reduced by the amount of principal payments made on the term loan which began in May 2013. The restricted cash balance at June 30, 2013 was $4,881.

Long-Lived Assets

The Company assesses the impairment of a long-lived asset group whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include, among others, the following:

•	a significant change in the extent or manner in which a long-lived asset group is being used;

•	a significant change in the business climate that could affect the value of a long-lived asset group; or

•	a significant decrease in the market value of assets.

If the Company determines that the carrying value of long-lived assets may not be recoverable, based upon the existence of one or more indicators of impairment, the Company compares the carrying value of the asset group to the undiscounted cash flows expected to be generated by the asset group. If the carrying value exceeds the undiscounted cash flows, an impairment charge is indicated. An impairment charge is recognized to the extent that the carrying amount of the asset group exceeds its fair value and will reduce only the carrying amounts of the long-lived assets.

Note 2 — Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average common shares outstanding - basic	30,872	30,266	30,760	30,202
Dilutive effect of share-based compensation	-	-	808	-
Weighted average common shares outstanding - diluted	30,872	30,266	31,568	30,202

The Company has excluded certain outstanding stock options from the calculation of diluted earnings per share for the six months ended June 30, 2013 and the three months ended June 30, 2012 because the exercise price was greater than the average market price of the Company’s common shares during that period, and as such, these options would be anti-dilutive. The Company has excluded all outstanding stock options and non-vested restricted shares from the calculation of diluted earnings per share for the three months ended June 30, 2013 and the six months ended June 30, 2012 because the net loss causes these outstanding stock options and non-vested restricted shares to be anti-dilutive. The weighted average number of anti-dilutive options and restricted shares outstanding (before the effects of the treasury stock method) was 267 and 2,823 for the three months ended June 30, 2013 and 2012, respectively, and 737 and 2,906 for the six months ended June 30, 2013 and 2012, respectively. These amounts are not included in the calculation of weighted average common shares outstanding.

Note 3 — Inventory

Inventory consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Raw materials	$10,291	$8,575
Work in process	4,889	2,949
Finished goods	20,117	16,692
Total	$35,297	$28,216

Note 4 –Debt

In April 2012, the Company entered into a $20,000 credit facility consisting of a 4-year, $5,000 term loan and a $15,000 revolving line of credit. The Company used a portion of the initial proceeds borrowed under the term loan to repay all amounts due under its prior credit agreement. As of June 30, 2013, the Company had no amounts outstanding on the revolving line of credit and $8,603 of outstanding letters of credit secured by this line of credit. The amount available to be borrowed under the revolving line of credit at June 30, 2013 is $6,397.

Borrowings under this agreement will bear interest at a fluctuating rate equal to: (i) in the case of the term loan, the sum of (a) an interest rate equal to daily three month LIBOR, plus (b) 3.25%; and (ii) in the case of advances under the revolving line of credit, the sum of (a) an interest rate equal to daily three month LIBOR, plus (b) 2.75%. As of June 30, 2013, the interest rate on the term loan was 3.625%.

The credit facility contains financial covenants, including a minimum fixed charge coverage ratio which commenced in 2013 and extends for the remaining term of the agreement, maximum quarterly year-to-date capital expenditures, minimum monthly domestic unrestricted cash and maximum average monthly cash reserves held at international locations. As of June 30, 2013, the Company was in compliance with its current financial covenants.

The Company maintains variable interest rate industrial development authority (“IDA”) bonds due in increasing annual installments through 2021. Interest payments are due monthly with a current interest rate of 0.16% at June 30, 2013. The amount outstanding as of June 30, 2013 was $2,695.

The following table summarizes long-term debt:

	June 30, 2013	December 31, 2012
Term loan	$4,881	$5,000
Industrial development authority bonds	2,695	2,990
Miscellaneous loan	11	13
	7,587	8,003
Less current portion	(1,024)	(776)
Total long-term debt	$6,563	$7,227

The aggregate maturities of long-term debt at June 30, 2013 are as follows:

2013 (remaining)	$359
2014	1,024
2015	1,029
2016	1,034
2017	2,711
Thereafter	1,430
Total	$7,587

Note 5 — Restructuring and Impairment

During 2012, the Company announced its decisions to cease operations at its Budapest, Hungary and Bothell, Washington facilities. The goal of these restructuring activities is to advance the Company’s continued strategy of increasing global competitiveness and remaining diligent in managing costs by improving efficiency and customer service and by realigning resources to meet shifting customer demand and market preferences, while optimizing its location footprint. In connection with these activities, the Company recorded restructuring charges in its Discovery, Drug Development and Small Scale Manufacturing (“DDS”) operating segment of $5,832 in the first half of 2013 and $4,355 during 2012.  These amounts included $1,738 for termination benefits, $445 for repayment of government incentive programs and $7,908 for lease termination settlements and fees and other administrative costs, including charges in the second quarter of 2013 consisting of $822 of additional costs associated with terminating the Budapest lease and $2,903 relating to the Bothell, WA lease termination.

The Company exited the Hungary facility in the third quarter of 2012. During the second quarter of 2013, the Company reached agreement with the landlord of that facility in which AMRI Hungary will pay approximately $1,890 to settle the litigation in Hungary that resulted from the termination of the lease following the cessation of operations in Budapest, Hungary. Of this amount, $1,100 was recorded in 2012 as the Company’s initial estimate of its liability under this lease. The remaining $822 is included in the restructuring charge taken during the second quarter of 2013.

The following table displays the restructuring activity and liability balances for the six-month period ended and as of June 30, 2013:

	Balance at January 1, 2013	Charges/ (reversals)	Amounts Paid	Foreign Currency Translation & Other Adjustments (1)	Balance at June 30, 2013
Termination benefits and personnel realignment	$386	$566	$(528)	(2)	$422
Lease termination and relocation charges	1,405	5,171	(1,707)	1,116	5,985
Other	470	95	(95)	-	470
Total	$2,261	5,832	$(2,330)	$1,114	$6,877

(1)	Included in lease termination and relocation charges adjustments are reclassifications of unamortized deferred rent balances from accrued expenses into the restructuring reserve of $1,148.

Termination benefits and personnel realignment costs relate to severance packages, outplacement services, and career counseling for employees affected by the restructuring. Lease termination charges relate to estimated costs associated with exiting a facility, net of estimated sublease income.

Restructuring charges are included under the caption “Restructuring charges” in the consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 and the restructuring liabilities are included in “Accounts payable and accrued expenses” and “other long-term liabilities” on the consolidated balance sheets at June 30, 2013 and December 31, 2012.

Anticipated cash outflow related to the restructurings for the remainder of 2013 is approximately $4,953, which includes the settlement of the Hungary lease.

In conjunction with the Company’s actions to optimize its location footprint, the Company also recorded property and equipment impairment charges of $1,440 in the first half of 2013 and $3,967 in the first half of 2012 in the DDS segment. Included in the 2013 charges are $906 of additional impairment charges taken in the second quarter relating to updated assumptions regarding the expected disposition of certain movable equipment currently located at the former Hungary facility. These charges are included under the caption “Property and equipment impairment charges” on the Consolidated Statement of Operations for the six months ended June 30, 2013 and 2012.

Note 6 —Intangible Assets

The components of intangible assets are as follows:

	Cost	Accumulated Amortization	Net	Amortization Period
June 30, 2013
Patents and Licensing Rights	$4,601	$(1,789)	$2,812	2-16 years
Customer Relationships	815	(496)	319	5 years
Total	$5,416	$(2,285)	$3,131

December 31, 2012
Patents and Licensing Rights	$4,333	$(1,669)	$2,664	2-16 years
Customer Relationships	815	(414)	401	5 years
Total	$5,148	$(2,083)	$3,065

Amortization expense related to intangible assets was $113 and $108 for the three months ended June 30, 2013 and 2012, respectively, and $216 and $225 for the six months ended June 30, 2013 and 2012, respectively.

The following chart represents estimated future annual amortization expense related to intangible assets:

Year ending December 31,
2013 (remaining)	$213
2014	419
2015	330
2016	256
2017	256
Thereafter	1,657
Total	$3,131

Note 7 — Share-Based Compensation

During the three and six months ended June 30, 2013, the Company recognized total share based compensation cost of $675 and $1,178, respectively, as compared to total share based compensation cost for the three and six months ended June 30, 2012 of $527 and $1,066, respectively.

The Company grants share-based compensation, including restricted shares, under its 2008 Stock Option and Incentive Plan, as well as its 1998 Employee Stock Purchase Plan.

Restricted Stock

A summary of unvested restricted stock activity during the six months ended June 30, 2013 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding, January 1, 2013	468	$5.85
Granted	240	$6.77
Vested	(159)	$7.22
Forfeited	(7)	$6.69
Outstanding, March 31, 2013	542	$5.85

The weighted average fair value of restricted shares per share granted during the six months ended June 30, 2013 and 2012 was $6.77 and $2.93, respectively. As of June 30, 2013, there was $2,781 of total unrecognized compensation cost related to non-vested restricted shares. That cost is expected to be recognized over a weighted-average period of 2.4 years. Of the 542 restricted shares outstanding, we currently expect 507 shares to vest.

Stock Options

The fair value of each stock option award is estimated at the date of grant using the Black-Scholes valuation model based on the following assumptions:

	For the Six Months Ended
	June 30, 2013	June 30, 2012
Expected life in years	5	5
Risk free interest rate	0.82%	0.88%
Volatility	56%	57%
Dividend yield	—	—

A summary of stock option activity under the Company’s Stock Option and Incentive Plans during the six month period ended June 30, 2013 is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2013	2,389	$5.90
Granted	314	5.99
Exercised	(240)	2.33
Forfeited	(97)	6.60
Expired	(186)	15.25
Outstanding, June 30, 2013	2,180	$5.53	7.5	$14,565
Options exercisable, June 30, 2013	823	$8.25	5.6	$3,589

The weighted average fair value of stock options granted for the six months ended June 30, 2013 and 2012 was $2.86 and $1.40, respectively. As of June 30, 2013, there was $2,014 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 1.9 years. Of the 2,180 stock options outstanding, we currently expect 2,110 options to vest.

Employee Stock Purchase Plan

During the six months ended June 30, 2013 and 2012, 100 and 93 shares, respectively, were issued under the Company’s 1998 Employee Stock Purchase Plan.

During the six months ended June 30, 2013 and 2012, cash received from stock option exercises and employee stock purchases was $862 and $341, respectively. The excess tax benefit realized for the tax deductions from share based compensation was $628 and $0 for the six months ended June 30, 2013 and 2012, respectively.

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

The following table contains earnings data by operating segment, reconciled to totals included in the unaudited condensed consolidated financial statements:

	Contract Revenue	Milestone & Recurring Royalty Revenue	(Loss) Income from Operations	Depreciation and Amortization
For the three months ended June 30, 2013
DDS	$19,513	$5,697	$2,065	$1,993
LSM	31,251	2,831	8,178	2,023
Corporate	—	—	(12,454)	—
Total	$50,764	$8,528	$(2,211)	$4,016

For the three months ended June 30, 2012
DDS	$16,657	$7,529	$5,528	$2,447
LSM	25,733	90	5,807	1,918
Corporate	—	—	(9,841)	—
Total	$42,390	$7,619	$1,494	$4,365

For the six months ended June 30, 2013
DDS	$39,609	$16,838	$13,918	$4,138
LSM	57,648	4,603	15,277	3,995
Corporate	—	—	(22,003)	—
Total	$97,257	$21,441	$7,192	$8,133

For the six months ended June 30, 2012
DDS	$36,117	$18,514	$11,009	$5,041
LSM	48,983	90	8,224	3,859
Corporate	—	—	(19,687)	—
Total	$85,100	$18,604	$(454)	$8,900

The following table summarizes other information by segment as of and for the six month period ended June 30, 2013:

	DDS	LSM	Total
Total assets	$108,977	$163,891	$272,868
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	1,356	3,506	4,862

The following table summarizes other information by segment as of and for the six month period ended June 30, 2012:

	DDS	LSM	Total
Total assets	$139,605	$127,774	$267,379
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	1,523	2,874	4,397

Note 9 — Financial Information by Customer Concentration and Geographic Area

Total contract revenue from DDS’s three largest customers each represented approximately 8%, individually, of DDS’s total contract revenue for the three months ended June 30, 2013, and 9%, 8% and 6% of DDS’s total contract revenue for the three months ended June 30, 2012. Total contract revenue from DDS’s three largest customers represented approximately 8%, individually, of DDS’s total contract revenue for the six months ended June 30, 2013, and 10%, 7% and 5% of DDS’s total contract revenue for the six months ended June 30, 2012. Total contract revenue from LSM’s largest customer, GE Healthcare (“GE”), represented 20% and 23% of LSM’s total contract revenue for the three months ended June 30, 2013 and 2012, respectively and 26% and 25% of LSM’s total contract revenue for the six months ended June 30, 2013 and 2012, respectively. GE accounted for approximately 15% and 25% of the Company’s total contract revenue for the six months ended June 30, 2013 and 2012, respectively. LSM’s second largest customer represented 25% and 13% of LSM’s total contract revenue for the three months ended June 30, 2013 and 2012, respectively and 21% and 14% of LSM’s total contract revenue for the six months ended June 30, 2013, respectively. Additionally, this customer represented 13% of the Company’s total contract revenue for the six months ended June 30, 2013.

The Company’s total contract revenue for the three and six months ended June 30, 2013 and 2012 was recognized from customers in the following geographic regions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

United States	71%	57%	67%	59%
Europe	18	20	19	20
Asia	8	21	11	17
Other	3	2	3	4

Total	100%	100%	100%	100%

Long-lived assets by geographic region are as follows:

	June 30, 2013	December 31, 2012
United States	$108,425	$112,268
Asia	18,010	19,076
Europe	5,816	7,240
Total long-lived assets	$132,251	$138,584

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

In November 2012, the Company was named in a lawsuit by a former vendor related to a contract cancellation.  In considering the facts and circumstances surrounding the litigation, the potential outcome, the costs expected to be incurred in defending the Company’s position, the distraction to management and the potential reputational risk to the Company, management decided to enter into discussions to settle this matter in the second quarter of 2013.  The Company has recorded a charge of $1,920 in the second quarter of 2013 representing the estimated payment to be made upon finalizing the settlement agreement.  The Company currently expects to complete the settlement proceedings in the third quarter of 2013.

Note 11 – Fair Value

The Company determines its fair value of financial instruments using the following methods and assumptions:

Cash and cash equivalents, restricted cash, receivables, and accounts payable: The carrying amounts reported in the consolidated balance sheets approximate their fair value because of the short maturities of these instruments.

Long-term debt: The carrying value of long-term debt approximated fair value at June 30, 2013 and December 31, 2012 due to the resetting dates of the variable interest rates.

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

Nonrecurring Fair Value Measurements:

In the second quarter of 2013, the Company recorded property and equipment impairment charges of $906 in its DDS segment in connection with its actions to optimize its location footprint. The fair market values of these long-lived assets were determined using quoted prices for assets similar in nature and condition (Level 2).

Note 12 – Accumulated Other Comprehensive Income (Loss)

The activity related to accumulated other comprehensive income (loss) was as follows:

	Pension and postretirement benefit plans	Foreign currency adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2012, net of tax	$(5,687)	$(4,608)	$(10,295)
Net current period change, net of tax	267	(2,665)	(2,398)
Balance at June 30, 2013, net of tax	$(5,420)	$(7,273)	$(12,693)

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive income (loss):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Amortization of pension and other postretirement benefits (a)
Actuarial losses	$219	$411
Total before tax effect	219	411
Tax benefit on amounts reclassified into earnings	(77)	(144)
	$142	$267

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

As our customers continue to seek innovative new strategies for R&D efficiency and productivity, we are aggressively realigning our business and resources to address their needs. AMRI SMARTSOURCING™ is a cross-functional approach that maximizes the strengths of both insourcing and outsourcing, by leveraging AMRI’s people, know-how, facilities, expertise and global project management to provide exactly what is needed across the discovery or development process. We have also streamlined our sales and marketing organization to optimize cross-selling opportunities and enhanced our commitment to quality with the appointment of key personnel at our Burlington aseptic services facility, both underscoring our dedication to client service. Our improved organizational structure, combined with more focused marketing efforts, should enable us to continue to drive long term growth and profitability.

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

Our backlog of open manufacturing orders and accepted service contracts was $138.3 million at June 30, 2013, as compared to $109.4 million at June 30, 2012. Our manufacturing and services contracts are completed over varying durations, from short to extended periods of time.

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

Our total revenue for the quarter ended June 30, 2013 was $59.3 million, which included $50.8 million from our contract service business and $8.5 million from royalties on sales of Allegra/Telfast and certain products sold by Actavis, Inc. (“Actavis”). Consolidated gross margin was 16.4% for the quarter ended June 30, 2013 as compared to 14.5% for the quarter ended June 30, 2012.

During the six months ended June 30, 2013, cash provided by operations was $19.5 million compared to cash used by operations of $0.1 million for the same period of 2012. This change from the six months ended June 30, 2012 resulted primarily from increases in the Company’s revenue and margins. During the six months ended June 30, 2013, we spent $4.9 million on capital expenditures, primarily related to growth and maintenance of our existing facilities. As of June 30, 2013, we had $42.8 million in cash, cash equivalents and restricted cash and $7.6 million in bank and other related debt.

Results of Operations – Three and Six Months ended June 30, 2013 Compared to Three and Six Months Ended June 30, 2012

Revenues

Total contract revenue

Contract revenue consists primarily of fees earned under contracts with our third party customers. Our contract revenues for each of our Discovery, Drug Development and Small Scale Manufacturing (“DDS”) and Large-Scale Manufacturing (“LSM”) segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012

DDS	$19,513	$16,657	$39,609	$36,117
LSM	31,251	25,733	57,648	48,983
Total	$50,764	$42,390	$97,257	$85,100

DDS contract revenues for the three months ended June 30, 2013 increased from the same period in 2012. This increase was primarily due to an increase in demand for U.S. chemistry services. DDS contract revenues for the six months ended June 30, 2013 increased from the same period in 2012 primarily due to an increase in demand for U.S. chemistry services, offset in part by reduced U.S. biology business due to the closure of our Bothell facility.

We currently expect DDS contract revenue for full year 2013 to increase from amounts recognized in 2012 primarily due to continued growth in demand for our U.S. chemistry services.

LSM revenue increased for the three and six months ended June 30, 2013 from the same period in 2012 primarily due to an increase in commercial manufacturing services at our Rensselaer, NY facility, offset in part by decreases in our clinical supply manufacturing services.

We currently expect continued growth in LSM contract revenue for full year 2013 due to strong demand for our commercial manufacturing services, as well as an increase in demand for our aseptic fill and finish services at our Burlington, MA facility.

Recurring royalty revenue

Three Months Ended June 30,		Six Months Ended June 30,
2013	2012	2013	2012
(in thousands)

$8,528	$7,529	$21,441	$18,514

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

Recurring royalties increased during the three and six months ended June 30, 2013 from the same periods in 2012 primarily due to the receipt of Actavis royalties, offset in part by lower Allegra royalties.

We currently expect full year 2013 recurring royalties to approximate amounts recognized in 2012 primarily due to incremental royalties from Actavis, offset by lower Allegra royalties.

The recurring royalties we receive on the sales of Allegra/Telfast have historically provided a material portion of our revenues, earnings and operating cash flows. We continue to develop our business in an effort to supplement the revenues, earnings and operating cash flows that have historically been provided by Allegra/Telfast royalties. We have been issued various United States and international patents covering fexofenadine HC1 and certain related manufacturing processes. These U.S. patents begin to expire in November 2013. The international patents begin to expire in 2014 and most of these patents are covered by our license agreements with Sanofi.

Costs and Expenses

Cost of contract revenue

Cost of contract revenue consists of compensation and associated fringe benefits for employees, chemicals, depreciation and other indirect project related costs. Cost of contract revenue for our DDS and LSM segments were as follows:

Segment	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012

DDS	$16,951	$16,308	$33,723	$35,148
LSM	25,499	19,943	46,549	40,773
Total	$42,450	$36,251	$80,272	$75,921

DDS Gross Margin	13.1%	2.1%	14.9%	2.7%
LSM Gross Margin	18.4%	22.5%	19.2%	16.8%
Total Gross Margin	16.4%	14.5%	17.5%	10.8%

DDS contract revenue gross margin percentage increased for the three and six months ended June 30, 2013 compared to contract revenue gross margin percentage for the same periods in 2012. These increases are primarily due to previously announced cost savings initiatives as well as an increase in facility utilization.

We currently expect DDS contract margins for 2013 to improve over amounts recognized in 2012 due to the impact of full year cost savings initiatives in our global discovery services platform along with increased facility utilization.

LSM’s contract revenue gross margin percentages decreased for the three months ended June 30, 2013 compared to the same period in 2012 primarily due to changes in the composition of products included in contract revenue.

LSM’s contract revenue gross margin percentages improved for the six months ended June 30, 2013 compared to the same period in 2012 primarily due to an increase in sales of higher margin products for our U.S. manufacturing services, as well as an increase in capacity utilization at our large-scale manufacturing facilities worldwide.

We currently expect full year improvement in LSM contract margins for 2013 as compared to 2012 driven by an increase in capacity utilization.

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

Three Months Ended June 30,		Six Months Ended June 30,
2013	2012	2013	2012
(in thousands)

$569	$753	$1,683	$1,852

Technology incentive award expense decreased for the three and six months ended June 30, 2013 from the same periods in 2012 as a direct result of the decreases in Allegra royalty revenue in 2013.

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

Research and development expenses were as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2013	2012	2013	2012
(in thousands)

$171	$231	$276	$604

R&D expense for the three and six months ended June 30, 2013 decreased from the same periods in 2012 as a result of our continued efforts to support our strategic decision to cease R&D operations related to our internal discovery research and development programs, excluding our generics program.

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

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist of compensation and related fringe benefits for sales, marketing, operational and administrative employees, professional service fees, marketing costs and costs related to facilities and information services. SG&A expenses were as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2013	2012	2013	2012
(in thousands)

$12,454	$9,841	$22,003	$19,687

The increase in SG&A expenses for the three and six months ended June 30, 2013 from the comparable prior year period is primarily attributable to a one-time charge of $1.92 million for the settlement of a U.S. litigation matter. The settlement, which will be effective during the third quarter, will serve to settle the litigation and dismiss all claims between the parties.  Additionally, there was an increase in the second quarter of 2013 as compared to the same period in 2012 due to executive transition costs and increases in compensation and benefits, offset in part by cost savings actions.

We currently expect SG&A expenses for 2013 to approximate amounts recognized in 2012 inclusive of the above mentioned one-time settlement litigation charge of $1.92 million.

Restructuring

Three Months Ended June 30,		Six Months Ended June 30,
2013	2012	2013	2012
(in thousands)

$4,953	$1,439	$5,832	$2,127

During 2012, we approved restructuring plans to cease all operations at our Budapest, Hungary, and Bothell, WA facilities. The goal of these restructuring activities is to advance our continued strategy of increasing global competitiveness and to remain diligent in managing costs by improving efficiency and customer service and by realigning resources to meet shifting customer demand and market preferences, while optimizing our location footprint. Additionally, we intend to expand and better integrate our in vitro biology services with the total drug discovery service platform and to further optimize the Company’s location footprint. In connection with these actions, we recorded restructuring charges of $5.8 million in the first half of 2013 and $4.6 million in 2012. The second quarter restructuring charge includes lease termination charges for our Bothell, WA facility of $2.9 million. We exited the Bothell, WA facility in the second quarter of 2013.

We exited the Budapest, Hungary facility in the third quarter of 2012.   During the second quarter of 2013, we reached agreement with the landlord of that facility under which AMRI Hungary will pay approximately $1.89 million to settle the litigation in Hungary that resulted from the termination of the lease following the cessation of operations in Budapest, Hungary. Of this amount, $1.1 million was recorded in 2012 as our initial estimate of our liability under this lease. The remaining $0.8 million is included in the restructuring charge taken during the second quarter of 2013.

Anticipated cash outflow related to the restructurings for the remainder of 2013 is approximately $5.0 million, which includes the settlement of the Hungary lease.

Property and Equipment Impairment

Three Months Ended June 30,		Six Months Ended June 30,
2013	2012	2013	2012
(in thousands)

$906	$—	$1,440	$3,967

In the second quarter of 2013, as a result of resolving the termination of the lease at our former Hungary facility, we recorded additional property and equipment impairment charges of $0.9 million in our DDS segment reflecting updated assumptions regarding the expected disposition of certain moveable equipment currently located at the former Hungary facility.

In the first quarter of 2013, we recorded property and equipment impairment charges of $0.5 million in our DDS segment associated with the Company’s decision to cease operations at our Bothell, Washington facility.

In the first quarter of 2012, we recorded estimated property and equipment impairment charges of $4.0 million in our DDS segment associated with the Company’s decision to cease operations at our Budapest, Hungary facility.

Interest expense, net

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012

Interest expense	$(85)	$(116)	$(168)	$(262)
Interest income	4	3	5	7
Interest expense, net	$(81)	$(113)	$(163)	$(255)

Net interest expense decreased for the three and six months ended June 30, 2013 from the same period in 2012 primarily due to decreased interest rates on our interest bearing liabilities.

Other income (expense), net

Three Months Ended June 30,		Six Months Ended June 30,
2013	2012	2013	2012
(in thousands)

$321	$136	$773	$(656)

Other income for the three months ended June 30, 2013 was primarily related to the fluctuation in exchange rates associated with the foreign currency transactions. Included in other income for the six months ended June 30, 2013 was an insurance demutualization gain of $0.4 million.

Other expense for the six months ended June 30, 2012 was primarily due to deferred financing amortization expense related to our prior credit agreement that was amended in June 2011 with a one year term.

Income tax expense

Three Months Ended June 30,		Six Months Ended June 30,
2013	2012	2013	2012
(in thousands)

$276	$1,260	$3,544	$2,185

Income tax expense decreased for the three months ended June 30, 2013 as compared to the same period in 2012 due primarily to decreased pre-tax income at the Company’s U.S. locations.

Income tax expense increased for the six months ended June 30, 2013 as compared to the same period in the prior year due primarily to improved pre-tax income at the Company’s U.S. locations.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows and proceeds from borrowings. During the first six months of 2013, we generated cash of $19.5 million in operating activities which was primarily due to increased levels of revenue and timing of cash receipts.

During the first six months of 2013, cash used in investing activities was $5.0 million, resulting primarily from the acquisition of property and equipment. Additionally, during the first half of 2013, we generated $1.3 million in financing activities, relating primarily to stock option exercises and Employee Stock Purchase Plan (“ESPP”) purchases, offset in part by payments made on our credit facilities.

Working capital was $90.1 million at June 30, 2013 as compared to $77.4 million as of December 31, 2012. This increase primarily relates to cash generated from operations.

In April 2012, the Company entered into a $20.0 million credit facility consisting of a 4-year, $5.0 million term loan and a $15.0 million revolving line of credit. The Company used a portion of the initial proceeds from borrowings against the term loan to repay all amounts due under its prior credit agreement. As of June 30, 2013, the Company had no amounts outstanding under the line of credit and $8.6 million of outstanding letters of credit secured by this line of credit. The amount available to be borrowed under the revolving line of credit at June 30, 2013 was $6.4 million.

Upon entering into the credit agreement in April 2012, the Company is required to maintain a $5.0 million restricted cash balance to partially collateralize the revolving line of credit. In conjunction with an amendment to the credit agreement dated December 20, 2012, the restricted cash requirement is directly reduced by the amount of principal payments made on the term loan which began in May 2013. The amount of restricted cash collateralizing the revolving line of credit was $4.9 million at June 30, 2013.

Borrowings under this agreement bear interest at a fluctuating rate equal to: (i) in the case of the term loan, the sum of (a) an interest rate equal to daily three month LIBOR, plus (b) 3.25%; and (ii) in the case of advances under the revolving line of credit, the sum of (a) an interest rate equal to daily three month LIBOR, plus (b) 2.75%. As of June 30, 2013, the interest rate on the outstanding term loan was 3.625%.

The credit facility contains financial covenants, including a minimum fixed charge coverage ratio commencing in 2013 and extending for the remaining term of the agreement, maximum quarterly and year-to-date capital expenditures, minimum monthly domestic unrestricted cash and maximum average monthly cash reserves held at international locations. As of June 30, 2013, the Company was in compliance with its current financial covenants.

The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There have been no material changes to our contractual obligations since December 31, 2012, except for the Hungary facility lease settlement and the Bothell, WA lease termination charge, as discussed in Note 5 – Restructuring and Impairment. As of June 30, 2013, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In November 2012, the Company was named in a lawsuit by a former vendor related to a contract cancellation.  In considering the facts and circumstances surrounding the litigation, the potential outcome, the costs expected to be incurred in defending the Company’s position, the distraction to management and the potential reputational risk to the Company, management decided to enter into discussions to settle this matter in the second quarter of 2013.  The Company has recorded a charge of $1.92 million in the second quarter of 2013 representing the estimated payment to be made upon finalizing the settlement agreement.  The Company currently expects to complete the settlement proceedings in the third quarter of 2013.

Please refer to Part 1 – Note 10 to the condensed consolidated financial statements for details and history on other outstanding litigation.

Item 1A. Risk Factors

In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part II, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents share repurchases during the three months ended June 30, 2013:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2013 – April 30, 2013	-	$-	N/A	N/A
May 1, 2013 – May 31, 2013	364	10.80	N/A	N/A
June 1, 2013 – June 30, 2013	7,879	11.15	N/A	N/A
Total	8,243	$11.13	N/A	N/A

(1) Consists of shares repurchased by the Company for certain employee’s restricted stock that vested to satisfy minimum tax withholding obligations that arose on the vesting of the restricted stock.

Item 6. Exhibits

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	XBRL (eXtensible Business Reporting Language).The following materials from Albany Molecular Research, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) notes to consolidated financial statements.**

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

ALBANY MOLECULAR RESEARCH, INC.

Date: August 8, 2013	By:	/s/ Michael M. Nolan
Michael M. Nolan
Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

