Form 10-K/A
period 2012-12-31
ALBANY MOLECULAR RESEARCH INC
filed 2013-08-27
CIK 1065087

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

DOCUMENTS INCORPORATED BY REFERENCE

The information required pursuant to Part III of this report is incorporated by reference from the Company’s definitive proxy statement, relating to the annual meeting of stockholders held on June 5, 2013, pursuant to Regulation 14A, filed with the Securities and Exchange Commission.

EXPLANATORY NOTE

Albany Molecular Research, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K”), originally filed on March 18, 2013, as an exhibit-only filing in response to comments received from the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibit 10.15 originally filed with the Form 10-K. This Amendment is being filed solely to re-file Exhibit 10.15. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment is limited in scope to the items identified above and should be read in conjunction with the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K and no revisions are being made to the Company’s financial statements pursuant to this Amendment. Other than the filing of the information identified above, this Amendment does not modify or update the disclosure in the Form 10-K in any way.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit Number	Description

10.15	Supply Agreement, effective as of January 1, 2012, between AMRI Rensselaer, Inc. and GE Healthcare AS (filed herein with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission).

32.1	Certification of principal executive officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herein).

32.2	Certification of principal financial officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herein).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 27, 2013	Albany Molecular Research, Inc.
	By:	/s/ Thomas E. D’Ambra
Thomas E. D’Ambra, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas E. D’Ambra	President, Chief Executive Officer and Director	August 27, 2013
Thomas E. D’Ambra, Ph.D.	(Principal Executive Officer)
/s/ Michael M. Nolan	Vice President, Chief Financial Officer and Treasurer	August 27, 2013
Michael M. Nolan	(Principal Financial and Accounting Officer)
/s/ Veronica G.H. Jordan	Director	August 27, 2013
Veronica G.H. Jordan, Ph.D.
/s/ Gabriel Leung	Director	August 27, 2013
Gabriel Leung
/s/ William Marth	Chairman of the Board	August 27, 2013
William Marth
/s/ Kevin O’Connor	Director	August 27, 2013
Kevin O’Connor
/s/ Arthur J. Roth	Director	August 27, 2013
Arthur J. Roth
/s/ Una S. Ryan	Director	August 27, 2013
Una S. Ryan, Ph.D., O.B.E.