Form 10-Q
period 2013-09-30
ALBANY MOLECULAR RESEARCH INC
filed 2013-11-08
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2013
Common Stock, $.01 par value	31,616,834 excluding treasury shares of 5,425,031

ALBANY MOLECULAR RESEARCH, INC.

PART I — FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

Albany Molecular Research, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands, except for per share data)	2013	2012	2013	2012

Contract revenue	$53,029	$45,627	$150,286	$130,727
Recurring royalties	7,726	9,393	29,167	27,907
Milestone revenue	–	750	–	840
Total revenue	60,755	55,770	179,453	159,474

Cost of contract revenue	44,548	43,660	124,820	119,581
Technology incentive award	571	621	2,254	2,473
Research and development	94	196	370	800
Selling, general and administrative	9,249	10,774	31,252	30,461
Restructuring charges	276	1,616	6,108	3,743
Property and equipment impairment charges	—	—	1,440	3,967
Total operating expenses	54,738	56,867	166,244	161,025

Income (loss) from operations	6,017	(1,097)	13,209	(1,551)

Interest expense, net	(81)	(109)	(244)	(364)
Other income (expense), net	98	(445)	871	(1,101)

Income (loss) before income taxes	6,034	(1,651)	13,836	(3,016)

Income tax expense	2,104	492	5,648	2,677

Net income (loss)	$3,930	$(2,143)	$8,188	$(5,693)

Basic income (loss) per share	$0.13	$(0.07)	$0.27	$(0.19)

Diluted income (loss) per share	$0.12	$(0.07)	$0.26	$(0.19)

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss)	$3,930	$(2,143)	$8,188	$(5,693)
Unrealized loss on marketable securities, net of taxes	–	—	–	(1)
Foreign currency translation (loss) gain, net of taxes	(247)	1,010	(2,912)	1,732
Net actuarial gain on pension and postretirement benefits, net of taxes	134	124	401	373
Total comprehensive income (loss)	$3,817	$(1,009)	$5,677	$(3,589)

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(Dollars and shares in thousands, except for per share data)	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$39,720	$23,293
Restricted cash	714	702
Accounts receivable, net	43,691	42,496
Royalty income receivable	7,778	8,180
Inventory	34,460	28,216
Prepaid expenses and other current assets	9,568	7,337
Deferred income taxes	2,450	3,200
Total current assets	138,381	113,424

Property and equipment, net	128,369	135,519

Restricted cash	3,988	4,524
Intangible assets and patents, net	3,057	3,065
Equity investment in unconsolidated affiliates	956	956
Deferred income taxes	1,780	3,520
Other assets	875	1,854
Total assets	$277,406	$262,862

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$28,887	$23,566
Income taxes payable	1,064	1,148
Arbitration reserve	1,693	2,717
Deferred revenue and licensing fees	9,668	7,365
Accrued pension benefits	260	414
Current installments of long-term debt	1,024	776
Total current liabilities	42,596	35,986

Long-term liabilities:
Long-term debt, excluding current installments	6,384	7,227
Deferred licensing fees	1,786	2,857
Deferred income taxes	859	753
Pension and postretirement benefits	8,363	8,691
Other long-term liabilities	1,755	1,207
Total liabilities	61,743	56,721

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 50,000 shares authorized, 37,024 shares issued as of September 30, 2013, and 36,326 shares issued as of December 31, 2012	370	363
Additional paid-in capital	211,779	207,784
Retained earnings	83,365	75,177
Accumulated other comprehensive loss, net	(12,806)	(10,295)
	282,708	273,029
Less, treasury shares at cost, 5,425 shares as of September 30, 2013 and 5,411 shares as of December 31, 2012	(67,045)	(66,888)
Total stockholders’ equity	215,663	206,141
Total liabilities and stockholders’ equity	$277,406	$262,862

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012

Operating activities
Net income (loss)	$8,188	$(5,693)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,951	13,058
Deferred income tax benefit	2,410	2,425
Loss on disposal of property, plant and equipment	195	156
Property and equipment impairment	1,440	3,967
Stock-based compensation expense	1,808	1,435
Excess tax benefit of stock option exercises	(692)	–
Provision for bad debt	137	148
Changes in assets and liabilities that provide (use) cash:
Accounts receivable	(1,332)	(4,891)
Royalty income receivable	402	(2,441)
Inventory	(6,244)	(7,152)
Prepaid expenses and other assets	643	(1,525)
Accounts payable and accrued expenses	3,669	1,472
Income taxes payable	608	4,411
Deferred revenue and licensing fees	1,232	(331)
Pension and postretirement benefits	135	(695)
Other long-term liabilities	(891)	81
Net cash provided by operating activities	23,659	4,425

Investing activities
Proceeds from sales and maturities of investment securities	—	213
Purchase of property, plant and equipment	(7,654)	(7,125)
Payments for patent applications and other costs	(316)	(448)
Proceeds from disposal of property, plant and equipment	169	447
Net cash used in investing activities	(7,801)	(6,913)

Financing activities
Principal payments on long-term debt	(595)	(2,838)
Borrowings on long-term debt	–	5,000
Change in restricted cash	524	(5,000)
Proceeds from sale of common stock	1,505	531
Excess tax benefit of stock option exercises	692	–
Purchases of treasury stock	(157)	–
Net cash provided by (used in) financing activities	1,969	(2,307)

Effect of exchange rate changes on cash	(1,400)	484

Increase (decrease) in cash and cash equivalents	16,427	(4,311)

Cash and cash equivalents at beginning of period	23,293	19,984

Cash and cash equivalents at end of period	$39,720	$15,673

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Under the terms of the agreements with BMS and Genentech, the Company may receive milestone payments for each compound advanced by BMS and Genentech upon achievement of certain clinical and regulatory milestones as follows:

•	Up to $14,000 in clinical development milestones; and

•	Up to $30,000 in regulatory milestones, due upon acceptance and/or approval of new drug application filings with regulatory agencies in various jurisdictions.

For both the three and nine months ended September 30, 2013, no milestone revenue was recognized by the Company.  The Company recognized $750 and $840 of milestone revenue for the three and nine months ended September 30, 2012, respectively.

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

Upon entering into a new credit agreement in April 2012, the Company was required to maintain a $5,000 restricted cash balance to partially collateralize the revolving line of credit.  In conjunction with an amendment to the credit agreement dated December 20, 2012, the restricted cash requirement is directly reduced by the amount of principal payments made on the term loan which began in May 2013.  The restricted cash balance at September 30, 2013 was $4,702.

Long-Lived Assets

The Company assesses the impairment of a long-lived asset group whenever events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include, among others, the following:

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

Note 2 — Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Weighted average common shares outstanding - basic	31,041	30,414	30,854	30,273
Dilutive effect of share-based compensation	975	–	873	–
Weighted average common shares outstanding - diluted	32,016	30,414	31,727	30,273

The Company has excluded certain outstanding stock options and non-vested restricted shares from the calculation of diluted earnings per share for the three and nine months ended September 30, 2013 because of anti-diluted effects. The Company has excluded all outstanding stock options and non-vested restricted shares from the calculation of diluted earnings per share for the three and nine months ended September 30, 2012 because the net loss causes these outstanding stock options and non-vested restricted shares to be anti-dilutive.  The weighted average number of anti-dilutive options and restricted shares outstanding (before the effects of the treasury stock method) was 189 and 2,983 for the three months ended September 30, 2013 and 2012, respectively, and 502 and 3,142 for the nine months ended September 30, 2013 and 2012, respectively.  These amounts are not included in the calculation of weighted average common shares outstanding.

Note 3 — Inventory

Inventory consisted of the following at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
Raw materials	$5,753	$8,575
Work in process	2,449	2,949
Finished goods	26,258	16,692
Total	$34,460	$28,216

Note 4 –Debt

In April 2012, the Company entered into a $20,000 credit facility consisting of a 4-year, $5,000 term loan and a $15,000 revolving line of credit.  The Company used a portion of the initial proceeds borrowed under the term loan to repay all amounts due under its prior credit agreement.  As of September 30, 2013, the Company had no amounts outstanding on the revolving line of credit and $6,508 of outstanding letters of credit secured by this line of credit.  The amount available to be borrowed under the revolving line of credit at September 30, 2013 is $8,492.

Borrowings under this agreement will bear interest at a fluctuating rate equal to: (i) in the case of the term loan, the sum of (a) an interest rate equal to daily three month LIBOR, plus (b) 3.25%; and (ii) in the case of advances under the revolving line of credit, the sum of (a) an interest rate equal to daily three month LIBOR, plus (b) 2.75%.  As of September 30, 2013, the interest rate on the term loan was 3.625%.

The credit facility contains financial covenants, including a minimum fixed charge coverage ratio which commenced in 2013 and extends for the remaining term of the agreement, maximum quarterly year-to-date capital expenditures, minimum monthly domestic unrestricted cash and maximum average monthly cash reserves held at international locations.  As of September 30, 2013, the Company was in compliance with its current financial covenants.

The Company maintains variable interest rate industrial development authority (“IDA”) bonds due in increasing annual installments through 2021.  Interest payments are due monthly with a current interest rate of 0.17% at September 30, 2013.  The amount outstanding as of September 30, 2013 was $2,695.

The following table summarizes long-term debt:

	September 30, 2013	December 31, 2012
Term loan	$4,703	$5,000
Industrial development authority bonds	2,695	2,990
Miscellaneous loan	10	13
	7,408	8,003
Less current portion	(1,024)	(776)
Total long-term debt	$6,384	$7,227

The aggregate maturities of long-term debt at September 30, 2013 are as follows:

2013 (remaining)	$180
2014	1,024
2015	1,029
2016	1,034
2017	2,711
Thereafter	1,430
Total	$7,408

Note 5 — Restructuring and Impairment

During 2012, the Company announced its decisions to cease operations at its Budapest, Hungary and Bothell, Washington facilities. The goal of these restructuring activities is to advance the Company’s continued strategy of increasing global competitiveness and remaining diligent in managing costs by improving efficiency and customer service and by realigning resources to meet shifting customer demand and market preferences, while optimizing its location footprint.  In connection with these activities, the Company recorded restructuring charges in its Discovery, Drug Development and Small Scale Manufacturing (“DDS”) operating segment of $6,108 in the first nine months of 2013 and $4,355 during 2012. These amounts primarily consist of $1,742 for termination benefits, $445 for repayment of government incentive programs and $8,180 for lease termination settlements and fees and other administrative costs, including charges in the second quarter of 2013 consisting of $822 of additional costs associated with terminating the Budapest lease and $2,903 relating to the Bothell, WA lease termination.

The Company exited the Hungary facility in the third quarter of 2012.  During the second quarter of 2013, the Company reached agreement with the landlord of that facility requiring AMRI Hungary to pay approximately $1,890 to settle the litigation in Hungary that resulted from the termination of the lease following the cessation of operations in Budapest, Hungary.  Of this amount, $1,100 was recorded in 2012 as the Company’s initial estimate of its liability under this lease.  The remaining $822 is included in the restructuring charge taken during the second quarter of 2013.   $1,600 of this settlement amount was paid in the third quarter of 2013, with the remainder to be paid upon removal of the remaining assets.

The following table displays the restructuring activity and liability balances for the nine-month period ended and as of September 30, 2013:

				Foreign Currency
				Translation &
	Balance at			Other	Balance at
	January 1,	Charges/	Amounts	Adjustments	September 30,
	2013	(reversals)	Paid	(1)	2013

Termination benefits and personnel realignment	$386	$570	$(636)	-	$320
Lease termination and relocation charges	1,405	5,443	(3,939)	1,116	4,025
Other	470	95	(95)	-	470
Total	$2,261	6,108	$(4,670)	$1,116	$4,815

(1)	Included in lease termination and relocation charges adjustments are reclassifications of unamortized deferred rent balances from accrued expenses into the restructuring reserve of $1,148.

Termination benefits and personnel realignment costs relate to severance packages, outplacement services, and career counseling for employees affected by the restructuring.  Lease termination charges relate to estimated costs associated with exiting a facility, net of estimated sublease income.

Restructuring charges are included under the caption “Restructuring charges” in the consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 and the restructuring liabilities are included in “Accounts payable and accrued expenses” and “other long-term liabilities” on the consolidated balance sheets at September 30, 2013 and December 31, 2012.

Anticipated cash outflow related to the restructuring reserves as of September 30, 2013for the remainder of 2013 is approximately $969.

In conjunction with the Company’s actions to optimize its location footprint, the Company also recorded property and equipment impairment charges of $1,440 in the first nine months of 2013 and $3,967 in the first nine months of 2012 in the DDS segment. Included in the 2013 charges are $906 of additional impairment charges taken in the second quarter relating to updated assumptions regarding the expected disposition of certain movable equipment currently located at the former Hungary facility.  These charges are included under the caption “Property and equipment impairment charges” on the Consolidated Statement of Operations for the nine months ended September 30, 2013 and 2012.

Note 6 —Intangible Assets

The components of intangible assets are as follows:

		Accumulated		Amortization
	Cost	Amortization	Net	Period
September 30, 2013
Patents and Licensing Rights	$4,649	$(1,871)	$2,778	2-16 years
Customer Relationships	815	(536)	279	5 years
Total	$5,464	$(2,407)	$3,057

December 31, 2012
Patents and Licensing Rights	$4,333	$(1,669)	$2,664	2-16 years
Customer Relationships	815	(414)	401	5 years
Total	$5,148	$(2,083)	$3,065

Amortization expense related to intangible assets was $103 and $82 for the three months ended September 30, 2013 and 2012, respectively, and $319 and $307 for the nine months ended September 30, 2013 and 2012, respectively.

The following chart represents estimated future annual amortization expense related to intangible assets:

Year ending December 31,
2013 (remaining)	$214
2014	421
2015	292
2016	257
2017	257
Thereafter	1,616
Total	$3,057

Note 7 — Share-Based Compensation

During the three and nine months ended September 30, 2013, the Company recognized total share based compensation cost of $630 and $1,808, respectively, as compared to total share based compensation cost for the three and nine months ended September 30, 2012 of $369 and $1,435, respectively.

The Company grants share-based compensation, including restricted shares, under its 2008 Stock Option and Incentive Plan, as well as its 1998 Employee Stock Purchase Plan.

Restricted Stock

A summary of unvested restricted stock activity during the nine months ended September 30, 2013 is presented below:

		Weighted
		Average Grant Date
	Number of	Fair Value Per
	Shares	Share
Outstanding, January 1, 2013	468	$5.85
Granted	246	$6.91
Vested	(174)	$6.89
Forfeited	(20)	$5.82
Outstanding, September 30, 2013	520	$6.01

The weighted average fair value of restricted shares per share granted during the nine months ended September 30, 2013 and 2012 was $6.91 and $3.12, respectively.  As of September 30, 2013, there was $2,472 of total unrecognized compensation cost related to non-vested restricted shares.  That cost is expected to be recognized over a weighted-average period of 2.1 years.  Of the 520 restricted shares outstanding, we currently expect 497 shares to vest.

Stock Options

The fair value of each stock option award is estimated at the date of grant using the Black-Scholes valuation model based on the following assumptions:

	For the Nine Months Ended
	September 30, 2013	September 30, 2012
Expected life in years	5	5
Risk free interest rate	0.82%	0.85%
Volatility	56%	57%
Dividend yield	—	—

A summary of stock option activity under the Company’s Stock Option and Incentive Plans during the nine month period ended September 30, 2013 is presented below:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise	Contractual Term	Intrinsic
	Shares	Price Per Share	(Years)	Value
Outstanding, January 1, 2013	2,389	$5.90
Granted	314	5.99
Exercised	(301)	3.02
Forfeited	(117)	8.12
Expired	(174)	15.25
Outstanding, September 30, 2013	2,111	$5.43	7.3	$16,155
Options exercisable, September 30, 2013	779	$8.22	5.5	$4,062

The weighted average fair value of stock options granted for the nine months ended September 30, 2013 and 2012 was $2.86 and $1.46, respectively.  As of September 30, 2013, there was $1,759 of total unrecognized compensation cost related to non-vested stock options.  That cost is expected to be recognized over a weighted-average period of 1.5 years.  Of the 2,111 stock options outstanding, we currently expect 2,041 options to vest.

Employee Stock Purchase Plan

During the nine months ended September 30, 2013 and 2012, 163 and 182 shares, respectively, were issued under the Company’s 1998 Employee Stock Purchase Plan (“ESPP”).

During the nine months ended September 30, 2013 and 2012, cash received from stock option exercises and employee stock purchases was $1,505 and $531, respectively.  The excess tax benefit realized for the tax deductions from share based compensation was $692 and $0 for the nine months ended September 30, 2013 and 2012, respectively.

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

The following table contains earnings data by operating segment, reconciled to totals included in the unaudited condensed consolidated financial statements:

		Milestone &
		Recurring	Income (Loss)	Depreciation
	Contract	Royalty	from	and
	Revenue	Revenue	Operations	Amortization
For the three months ended September 30, 2013
DDS	$19,402	$5,709	$7,322	$1,775
LSM	33,627	2,017	7,944	2,043
Corporate	—	—	(9,249)	—
Total	$53,029	$7,726	$6,017	$3,818

For the three months ended September 30, 2012
DDS	$16,293	$6,817	$4,673	$2,206
LSM	29,334	3,326	5,004	1,952
Corporate	—	—	(10,774)	—
Total	$45,627	$10,143	$(1,097)	$4,158

For the nine months ended September 30, 2013
DDS	$59,011	$22,547	$21,240	$5,913
LSM	91,275	6,620	23,221	6,038
Corporate	—	—	(31,252)	—
Total	$150,286	$29,167	$13,209	$11,951

For the nine months ended September 30, 2012
DDS	$52,410	$25,331	$15,682	$7,247
LSM	78,317	3,416	13,228	5,811
Corporate	—	—	(30,461)	—
Total	$130,727	$28,747	$(1,551)	$13,058

The following table summarizes other information by segment as of and for the nine month period ended September 30, 2013:

	DDS	LSM	Total
Total assets	$102,547	$174,859	$277,406
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	2,419	5,235	7,654

The following table summarizes other information by segment as of and for the nine month period ended September 30, 2012:

	DDS	LSM	Total
Total assets	$134,126	$130,341	$264,467
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	2,405	4,720	7,125

Note 9 — Financial Information by Customer Concentration and Geographic Area

Total contract revenue from DDS’s three largest customers each represented approximately 11%, 8% and 8%, of DDS’s total contract revenue for the three months ended September 30, 2013, and 9%, 8% and 7% of DDS’s total contract revenue for the three months ended September 30, 2012.  Total contract revenue from DDS’s three largest customers represented approximately 9%, 8% and 8% of DDS’s total contract revenue for the nine months ended September 30, 2013, and 10%, 7% and 6% of DDS’s total contract revenue for the nine months ended September 30, 2012.

Total contract revenue from LSM’s largest customer, GE Healthcare (“GE”), represented 29% LSM’s total contract revenue for both the three months ended September 30, 2013 and 2012 and 27% of LSM’s total contract revenue for both the nine months ended September 30, 2013 and 2012.   GE accounted for approximately 16% of the Company’s total contract revenue for both the nine months ended September 30, 2013 and 2012, respectively.  LSM’s second largest customer in 2013 represented 13% and 11% of LSM’s total contract revenue for the three months ended September 30, 2013 and 2012, respectively and 18% and 13% of LSM’s total contract revenue for the nine months ended September 30, 2013 and 2012, respectively.  Additionally, this customer represented 11% of the Company’s total contract revenue for the nine months ended September 30, 2013.

The Company’s total contract revenue for the three and nine months ended September 30, 2013 and 2012 was recognized from customers in the following geographic regions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
United States	60%	55%	66%	57%
Europe	22	25	19	22
Asia	13	17	11	17
Other	5	3	4	4

Total	100%	100%	100%	100%

Long-lived assets by geographic region are as follows:

	September 30, 2013	December 31, 2012
United States	$107,613	$112,268
Asia	17,592	19,076
Europe	6,221	7,240
Total long-lived assets	$131,426	$138,584

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

In November 2012, the Company was named in a lawsuit by a former vendor related to a contract cancellation. In considering the facts and circumstances surrounding the litigation, the potential outcome, the costs expected to be incurred in defending the Company’s position, the distraction to management and the potential reputational risk to the Company, management decided to enter into discussions to settle this matter in the second quarter of 2013. The Company recorded a charge of $1,920 in the second quarter of 2013 representing the estimated payment to be made upon finalizing the settlement agreement. The Company completed the settlement in the third quarter of 2013 and the litigation was terminated.

Note 11 – Fair Value

The Company determines its fair value of financial instruments using the following methods and assumptions:

Cash and cash equivalents, restricted cash, receivables, and accounts payable: The carrying amounts reported in the consolidated balance sheets approximate their fair value because of the short maturities of these instruments.

Long-term debt: The carrying value of long-term debt approximated fair value at September 30, 2013 and December 31, 2012 due to the resetting dates of the variable interest rates.

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

Note 12 – Accumulated Other Comprehensive Income (Loss)

The activity related to accumulated other comprehensive income (loss) was as follows:

			Total
			Accumulated
	Pension and	Foreign	Other
	postretirement	currency	Comprehensive
	benefit plans	adjustments	Loss
Balance at December 31, 2012, net of tax	$(5,687)	$(4,608)	$(10,295)
Net current period change, net of tax	401	(2,912)	(2,511)
Balance at September 30, 2013, net of tax	$(5,286)	$(7,520)	$(12,806)

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive income (loss):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2013	September 30, 2013
Amortization of pension and other postretirement benefits (a)
Actuarial losses	$206	$617
Total before tax effect	206	617
Tax benefit on amounts reclassified into earnings	(72)	(216)
	$134	$401

(a)   Amounts represent amortization of net actuarial loss from shareholders’ equity into postretirement benefit plan cost.
 This amount was primarily recognized as cost of contract revenue in the consolidated statement of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our results of operations and financial condition should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the Notes thereto included within this report. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “intend,” “expect,” “anticipate,” “believe,” and “continue” or similar words, and include, but are not limited to, statements concerning pension and postretirement benefit costs, the Company’s relationship with its largest customers, the Company’s collaborations with Bristol-Myers Squibb (“BMS”) and Genentech, future acquisitions or divestitures, earnings, contract revenues, costs and margins, patent protection, Allegra® and Actavis royalty revenue, government regulation, retention and recruitment of employees, customer spending and business trends, foreign operations, including increasing options and solutions for customers, business growth and the expansion of the Company’s global market, clinical supply manufacturing, management’s strategic plans, drug discovery, product commercialization, license arrangements, research and development projects and expenses, revenue and expense expectations for future periods, long-lived asset impairment, competition and tax rates.  Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that could cause such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on March 18, 2013, as updated by Part II Item 1A, “Risk Factors,” in subsequent Forms 10-Q.  All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future, except as required by law. References to “AMRI”, the “Company,” “we,” “us,” and “our,” refer to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole.

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

Our backlog of open manufacturing orders and accepted service contracts was $127.6 million at September 30, 2013, as compared to $117.3 million at September 30, 2012.  Our manufacturing and services contracts are completed over varying durations, from short to extended periods of time.

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

Our total revenue for the quarter ended September 30, 2013 was $60.8 million, which included $53.0 million from our contract service business and $7.7 million from royalties on sales of Allegra/Telfast and certain products sold by Actavis, Inc. (“Actavis”).   Consolidated gross margin was 16.0% for the quarter ended September 30, 2013 as compared to 4.3% for the quarter ended September 30, 2012.

During the nine months ended September 30, 2013, cash provided by operations was $23.7 million compared to $4.4 million for the same period of 2012.  This change from the nine months ended September 30, 2012 resulted primarily from increases in the Company’s revenue and margins.  During the nine months ended September 30, 2013, we spent $7.7 million on capital expenditures, primarily related to growth and maintenance of our existing facilities.  As of September 30, 2013, we had $44.4 million in cash, cash equivalents and restricted cash and $7.4 million in bank and other related debt.

Results of Operations – Three and Nine Months ended September 30, 2013 Compared to Three and Nine Months Ended September 30, 2012

Revenues

Total contract revenue

Contract revenue consists primarily of amounts earned from delivery of products and services under contracts with our third party customers.  Our contract revenues for each of our Discovery, Drug Development and Small Scale Manufacturing (“DDS”) and Large-Scale Manufacturing (“LSM”) segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
DDS	$19,402	$16,293	$59,011	$52,410
LSM	33,627	29,334	91,275	78,317
Total	$53,029	$45,627	$150,286	$130,727

DDS contract revenues for the three months ended September 30, 2013 increased from the same period in 2012.  This increase was primarily due to an increase in demand for U.S. chemistry services and U.S. small-scale development services.

DDS contract revenues for the nine months ended September 30, 2013 increased from the same period in 2012 primarily due to an increase in demand for chemistry services and small-scale development services, offset in part by reduced U.S. biology business due to the closure of our Bothell facility.

We currently expect DDS contract revenue for full year 2013 to increase from amounts recognized in 2012 primarily due to continued growth in demand for our U.S. chemistry services.

LSM revenue increased for the three months ended September 30, 2013 from the same period in 2012 primarily due to an increase in commercial manufacturing services at our large scale facilities worldwide.

LSM revenue increased for the nine months ended September 30, 2013 from the same period in 2012 primarily due to an increase in commercial manufacturing services at our Rensselaer, NY, United Kingdom and Aurangabad, India facilities, offset in part by decreases in our clinical supply manufacturing services.

We currently expect continued growth in LSM contract revenue for full year 2013 due to anticipated growth in all of our large-scale facilities.

Recurring royalty revenue

Three Months Ended September 30,		Nine Months Ended September 30,
2013	2012	2013	2012
(in thousands)
$7,726	$9,393	$29,167	$27,907

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

Recurring royalties decreased during the three months ended September 30, 2013 from the same period in 2012 primarily due to a decrease in Actavis royalties as amounts from the third quarter of 2012 included launch quantities of this product.

Recurring royalties increased during the nine months ended September 30, 2013 from the same period in 2012 primarily due to the receipt of Actavis royalties, offset in part by lower Allegra royalties.

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

Milestone revenue

Three Months Ended September 30,		Nine Months Ended September 30,
2013	2012	2013	2012
(in thousands)

$–	$750	$–	$840

Milestone revenue for the three months ended September 30, 2012 was recognized in conjunction with the Company’s license and research agreement with BMS for advancing a fourth compound into preclinical development.  Additionally, milestone revenue for the nine months ended September 30, 2012 includes $0.1 million recognized in the first half of 2012 in conjunction with the Actavis agreement.

During the third quarter, the Company was informed by BMS, of its decision to terminate development of BMS-820836, an investigational triple reuptake inhibitor in phase II clinical development for Treatment Resistant Depression (“TRD”).   A third ongoing clinical study is being discontinued. According to BMS, this decision was made based on the drug’s failure to achieve the primary endpoint in two phase IIb studies in patients with TRD. The Company has learned that BMS intends to share further data from the two phase IIb studies at an appropriate scientific forum and/or in a scientific publication at a future date. This decision by BMS may impact the Company’s ability to receive future milestones and royalties under the BMS agreement but will have no impact on 2013.

Costs and Expenses

Cost of contract revenue

Cost of contract revenue consists of compensation and associated fringe benefits for employees, chemicals, depreciation and other indirect project related costs. Cost of contract revenue for our DDS and LSM segments were as follows:

Segment	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
DDS	$16,858	$16,090	$50,581	$51,238
LSM	27,690	27,570	74,239	68,343
Total	$44,548	$43,660	$124,820	$119,581

DDS Gross Margin	13.2%	1.3%	14.3%	2.2%
LSM Gross Margin	17.7%	6.0%	18.7%	12.7%
Total Gross Margin	16.0%	4.3%	16.9%	8.5%

DDS contract revenue gross margin percentage increased for the three and nine months ended September 30, 2013 compared to contract revenue gross margin percentage for the same periods in 2012.  These increases are primarily due to previously announced cost savings initiatives as well as an increase in facility utilization.

We currently expect DDS contract margins for 2013 to improve over amounts recognized in 2012 due to the impact of full year cost savings initiatives in our global discovery services platform along with increased facility utilization.

LSM contract revenue gross margin percentages improved for the three and  nine months ended September 30, 2013 compared to the same period in 2012 primarily due to an increase in sales of higher margin products for our U.S. manufacturing services, as well as an increase in capacity utilization at our large-scale manufacturing facilities worldwide.

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

Three Months Ended September 30,		Nine Months Ended September 30,
2013	2012	2013	2012
(in thousands)

$571	$621	$2,254	$2,473

Technology incentive award expense decreased for the three and nine months ended September 30, 2013 from the same periods in 2012 as a direct result of the decreases in Allegra royalty revenue in 2013.

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

Research and development expenses were as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2013	2012	2013	2012
(in thousands)

$94	$196	$370	$800

R&D expense for the three and nine months ended September 30, 2013 decreased from the same periods in 2012 as a result of our strategic decision to limit our R&D activities to internal generic development efforts and as such we currently expect 2013 R&D expense to decrease from amounts recognized in 2012.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist of compensation and related fringe benefits for sales, marketing, operational and administrative employees, professional service fees, marketing costs and costs related to facilities and information services.   SG&A expenses were as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2013	2012	2013	2012
(in thousands)

$9,249	$10,774	$31,252	$30,461

The decrease in SG&A for the three months ended September 30, 2013 is primarily due to a decrease in executive transition costs from those recognized in 2012.

The increase in SG&A expenses for the nine months ended September 30, 2013 from the comparable prior year period is primarily attributable to a one-time charge of $1.92 million for the settlement of a U.S. litigation matter.  The settlement, which was paid during the third quarter, served to settle the litigation and dismiss all claims between the parties. This increase was offset in part by cost savings actions as well as a decrease in executive transition costs from those recognized in 2012.

We currently expect SG&A expenses for 2013 to approximate amounts recognized in 2012 inclusive of the above mentioned one-time settlement.

Restructuring

Three Months Ended September 30,		Nine Months Ended September 30,
2013	2012	2013	2012
(in thousands)

$276	$1,616	$6,108	$3,743

During 2012, we approved restructuring plans to cease all operations at our Budapest, Hungary, and Bothell, WA facilities.   The goal of these restructuring activities was to advance our continued strategy of increasing global competitiveness and to remain diligent in managing costs by improving efficiency and customer service and by realigning resources to meet shifting customer demand and market preferences, while optimizing our location footprint.   Additionally, we intend to expand and better integrate our in vitro biology services with the total drug discovery service platform and to further optimize the Company’s location footprint.  In connection with these actions, we recorded restructuring charges of $6.1 million in the first nine months of 2013 and $4.6 million in the full year of 2012.  We exited the Bothell, WA facility in the second quarter of 2013 at which time we recorded lease termination charges of $2.9 million.

We exited the Budapest, Hungary facility in the third quarter of 2012.  During the second quarter of 2013, we reached agreement with the landlord of that facility under which AMRI Hungary was to pay approximately $1.89 million to settle the litigation in Hungary that resulted from the termination of the lease following the cessation of operations in Budapest, Hungary.  Of this amount, $1.1 million was recorded in 2012 as our initial estimate of our liability under this lease.  The remaining $0.8 million was included in the restructuring charge taken during the second quarter of 2013.  $1.6 million of this settlement was paid in the third quarter of 2013, with the remaining amount to be paid upon the removal of remaining assets.

Anticipated cash outflow related to the restructuring reserves as of September 30, 2013 for the remainder of 2013 is approximately $1.0 million.

Property and Equipment Impairment

Three Months Ended September 30,		Nine Months Ended September 30,
2013	2012	2013	2012
(in thousands)
$—	$—	$1,440	$3,967

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

Interest expense, net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012

Interest expense	$(84)	$(111)	$(252)	$(373)
Interest income	3	2	8	9
Interest expense, net	$(81)	$(109)	$(244)	$(364)

Net interest expense decreased for the three and nine months ended September 30, 2013 from the same period in 2012 primarily due to decreased interest rates on our interest bearing liabilities.

Other income (expense), net

Three Months Ended September 30,		Nine Months Ended September 30,
2013	2012	2013	2012
(in thousands)

$98	$(445)	$871	$(1,101)

Other income for the three and nine months ended September 30, 2013 was primarily related to the fluctuation in exchange rates associated with the foreign currency transactions.  Also included in other income for the nine months ended September 30, 2013 was an insurance demutualization gain of $0.4 million.

Other expense for the nine months ended September 30, 2012 was primarily related to deferred financing amortization expense related to our prior credit agreement that was amended in June 2011 with a one year term, as well as changes in rates associated with foreign currency transactions.

Income tax expense

Three Months Ended September 30,		Nine Months Ended September 30,
2013	2012	2013	2012
(in thousands)

$2,104	$492	$5,648	$2,677

Income tax expense increased for the three and nine months ended September 30, 2013 as compared to the same period in the prior year due primarily to improved pre-tax income at the Company’s U.S. locations. The changes in the Company’s effective tax rates for the three and nine months ended September 30, 2013 as compared to the same periods in the prior year are due to changes in pre-tax income and losses in relation to the applicable tax rates at our various locations worldwide.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows and proceeds from borrowings.  During the first nine months of 2013, we generated cash of $23.7 million in operating activities which was primarily due to increased levels of revenue along with timing of cash receipts and cash payments.

During the first nine months of 2013, cash used in investing activities was $7.8 million, resulting primarily from the acquisition of property and equipment.  Additionally, during the first nine months of 2013, we generated cash of $2.0 million from financing activities, relating primarily to stock option exercises and ESPP purchases, offset in part by payments made on our credit facilities.

Working capital was $95.8 million at September 30, 2013 as compared to $77.4 million as of December 31, 2012.  This increase primarily relates to cash generated from operations.

In April 2012, the Company entered into a $20.0 million credit facility consisting of a 4-year, $5.0 million term loan and a $15.0 million revolving line of credit.  The Company used a portion of the initial proceeds from borrowings against the term loan to repay all amounts due under its prior credit agreement.  As of September 30, 2013, the Company had no amounts outstanding under the line of credit and $6.5 million of outstanding letters of credit secured by this line of credit.  The amount available to be borrowed under the revolving line of credit at September 30, 2013 was $8.5 million.

Upon entering into the credit agreement in April 2012, the Company is required to maintain a $5.0 million restricted cash balance to partially collateralize the revolving line of credit.  In conjunction with an amendment to the credit agreement dated December 20, 2012, the restricted cash requirement is directly reduced by the amount of principal payments made on the term loan which began in May 2013.  The amount of restricted cash collateralizing the revolving line of credit was $4.7 million at September 30, 2013.

Borrowings under this agreement bear interest at a fluctuating rate equal to: (i) in the case of the term loan, the sum of (a) an interest rate equal to daily three month LIBOR, plus (b) 3.25%; and (ii) in the case of advances under the revolving line of credit, the sum of (a) an interest rate equal to daily three month LIBOR, plus (b) 2.75%.  As of September 30, 2013, the interest rate on the outstanding term loan was 3.625%.

The credit facility contains financial covenants, including a minimum fixed charge coverage ratio commencing in 2013 and extending for the remaining term of the agreement, maximum quarterly and year-to-date capital expenditures, minimum monthly domestic unrestricted cash and maximum average monthly cash reserves held at international locations.  As of September 30, 2013, the Company was in compliance with its current financial covenants.

The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  There have been no material changes to our contractual obligations since December 31, 2012, except for the Bothell, WA lease termination charge, as discussed in Note 5 – Restructuring and Impairment.  As of September 30, 2013, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In November 2012, the Company was named in a lawsuit by a former vendor related to a contract cancellation. In considering the facts and circumstances surrounding the litigation, the potential outcome, the costs expected to be incurred in defending the Company’s position, the distraction to management and the potential reputational risk to the Company, management decided to enter into discussions to settle this matter in the second quarter of 2013. The Company recorded a charge of $1.92 million in the second quarter of 2013 representing the estimated payment to be made upon finalizing the settlement agreement. The Company completed the settlement in the third quarter of 2013 and the litigation was terminated.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents share repurchases during the three months ended September 30, 2013:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2013 – July 31, 2013	–	$–	N/A	N/A
August 1, 2013 – August 31, 2013	–	$–	N/A	N/A
September 1, 2013 – September 30, 2013	5,416	12.21	N/A	N/A
Total	5,416	$12.21	N/A	N/A

(1)  Consists of shares repurchased by the Company for certain employee’s restricted stock that vested to satisfy minimum tax withholding obligations that arose on the vesting of the restricted stock.

Item 6.    Exhibits

Exhibit Number	Description

10.1	Employment Agreement, dated September 5, 2013, by and between Albany Molecular Research, Inc. and William S. Marth (filed herein).

10.2	Transition Agreement, dated September 6, 2013, between Albany Molecular Research, Inc. and Thomas E. D’Ambra, Ph.D. (filed herein).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
XBRL (eXtensible Business Reporting Language).  The following materials from Albany Molecular Research, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) notes to consolidated financial statements.

* This certification is not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALBANY MOLECULAR RESEARCH, INC.

Date: November 8, 2013	By:	/s/ Michael M. Nolan
Michael M. Nolan
Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)

