Form 10-K
period 2013-12-31
ALBANY MOLECULAR RESEARCH INC
filed 2014-03-17
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on June 30, 2013 was approximately $282.7 million based upon the closing price per share of the Registrant’s Common Stock as reported on the Nasdaq Global Market on June 30, 2013. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 28, 2014, there were 32,327,498 outstanding shares of the Registrant’s Common Stock, excluding treasury shares of 5,436,495.

DOCUMENTS INCORPORATED BY REFERENCE

The information required pursuant to Part III of this report is incorporated by reference from the Company’s definitive proxy statement, relating to the annual meeting of stockholders to be held on or around June 4, 2013, pursuant to Regulation 14A to be filed with the Securities and Exchange Commission.

ALBANY MOLECULAR RESEARCH, INC.
INDEX TO
ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

References throughout this Form 10-K to the “Company”, “AMRI”, “we,” “us,” and “our” refer to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole. This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “intend,” “expect,” “anticipate,” “believe,” and “continue” or similar words, and include, but are not limited to, statements concerning the Company’s relationship with its largest customers, the Company’s collaboration with Bristol-Myers Squibb (“BMS”) and Genentech, future acquisitions or divestitures, earnings, contract revenues, costs and margins, patent protection, Allegra® and Actavis royalty revenue, government regulation, retention and recruitment of employees, customer spending and business trends, foreign operations, including increasing options and solutions for customers, business growth and the expansion of the Company’s global market, clinical supply manufacturing, management’s strategic plans, drug discovery, product commercialization, license arrangements, research and development projects and expenses, revenue and expense expectations for future periods, long-lived asset impairment, pension and postretirement benefit costs, competition and tax rates. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers should review carefully the risks and uncertainties identified below under the caption “Risk Factors” and elsewhere in this 10-K. All forward-looking statements are made as of the date of this report and we do not undertake any obligation to update our forward-looking statements, except as required by applicable law.

PART I

ITEM 1. BUSINESS.

Overview

Albany Molecular Research, Inc. is a leading global contract research and manufacturing organization providing customers fully integrated drug discovery, development, and manufacturing services. We supply a broad range of services and technologies supporting the discovery and development of pharmaceutical products, the manufacturing of Active Pharmaceutical Ingredients (“API”) and the manufacturing of drug product for existing and experimental new drugs, as well as research, development and manufacturing for the agrochemical and other industries.  With locations in the United States, Europe, and Asia, AMRI maintains geographic proximity to our customers and flexible cost models. AMRI has also historically leveraged its drug-discovery expertise to execute on several internal drug discovery programs, certain of which have been successfully partnered.  AMRI is actively seeking to out-license the remaining programs to strategic partners for further development and commercialization.

Industry Overview and Trends

We believe that market trends in the pharmaceutical and biotech industries demonstrate an increasing emphasis towards outsourcing, as companies seek to maintain reduced internal resources in favor of variable models that offer high quality and higher accountability alternatives to meet their drug discovery, development and manufacturing needs.  We believe that ongoing announcements from many large pharmaceutical companies regarding their reorganization plans and strategy changes point to outsourcing as an increasingly important and strategic part of future R&D efforts.  We also believe that announcements from several pharmaceutical companies regarding regulatory scrutiny of their manufacturing facilities, and in some instances, closure or divestiture of these facilities, point to opportunities for AMRI to benefit from increased outsourcing of API and drug product manufacturing services.

Business Strategy

AMRI is uniquely positioned in the marketplace to provide a competitive advantage to a diverse group of customers.  Our reputation of providing the highest quality service on a global basis with a variety of pricing options provides companies with the security of sourcing discovery, development, small and large-scale manufacturing projects throughout our global network of research and manufacturing facilities.  We believe we have a unique portfolio of service offerings ranging from early stage discovery through manufacturing and formulation across the U.S., Europe and Asia.  We believe this product and geographic mix will continue to allow us to increase multi-year strategic relationships and enhance our revenue growth with a variety of customers.  In the fourth quarter of 2013, we successfully managed the operations of the Company to be profitable independent of royalties from the sales of Allegra and we continue to manage the operations with the goal of being profitable independent of all royalties.  In 2014 and beyond, we are targeting growth and increased profitability across the discovery and early development, API manufacturing and formulation manufacturing service offerings.  Our strategy to accomplish this includes the following:

•	Organizational Leadership
In 2013, we announced the retirement of our Company founder from his role as President and CEO after 22 years, to Chairman of the Board, effective January 1, 2014.  Simultaneously, the Chairman of the Board assumed the role of President and CEO, and stepped down as Chairman of the Board.  Also in late 2013, our new Senior Vice President, Drug Discovery joined the Company and in January 2014, our Senior Vice President, Sales and General Manager, API joined the Company.  The appointment of other highly experienced, key personnel, underscore AMRI’s dedication to client service, operational excellence, and growth.  We have enhanced and unified our sales and marketing organization under this new global leadership to optimize selling opportunities and management of key accounts across our business segments.  We believe our strengthened organizational structure, combined with more focused sales and marketing efforts, should enable us to drive long term growth across diversified segments and increased, sustainable profitability.

•	Enhance revenue growth and mix
Market trends continue to point to outsourcing as an increasingly important part of business strategies for our customers across the discovery, development and API and formulation manufacturing areas, including both generic and branded products.  We believe our ability to offer a full service model, which also allows customers to use a combination of our U.S., Europe and Asia based facilities, will result in an increase in demand for our services globally.  We also offer our customers the option of insourcing, a strategic relationship that embeds AMRI scientists into the customer’s facility, allowing them to cost-effectively leverage their unused laboratory space.

AMRI’s SMARTSOURCING™ initiative, offering a full range of value-added opportunities, provides customers informed decision-making, enhanced efficiency and more successful outcomes at all stages of the pipeline. This approach maximizes the strengths of both insourcing and outsourcing by leveraging AMRI’s expertise, global facilities and project management to provide strategic relationships and flexible business models for customers.

We are also continuing to focus our efforts on other important customer segments: small and large biotech companies, non-profit/government entities and related industries such as the agricultural, nutraceutical and food industries.  We believe maintaining a balance within our customer portfolio between large pharmaceutical, non-profit/government, biotech and other companies will help ensure sustained sales and reduce risk.

We have made investments to grow our formulation and injectable drug product business at our Burlington, MA facility and in 2013 successfully cleared an FDA warning letter.  We believe this type of business has significant potential in the drug product world driven by the growth in biologically based compounds which are formulated and manufactured on an aseptic basis.

•	Streamline operations to improve margins
The cost base of our manufacturing and research facilities is largely fixed in nature.  However, we continue to seek opportunities to minimize these fixed costs, with a focus on gaining flexibility and improving efficiency, cost structure and margin.

During 2012, we transitioned certain services from Hungary to India, and in 2013, ceased all activities in Hungary.  During 2013, we further transitioned certain biology services from Bothell, WA to Singapore and Albany, NY.  These actions were taken to better align the business to customer demand and current and expected market conditions due to shifting preferences related to the preferred co-localization of integrated drug discovery activities.

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

•	Acquisitions
We may consider acquisitions that enhance or complement our existing service offerings.  In addition to growing the Company organically, any acquisitions would generally be expected to contribute to AMRI’s growth by integrating with and expanding our current services, or adding services within the drug discovery, development and manufacturing life cycle.

Our Capabilities

The problem-solving abilities of our scientists can provide added value throughout the drug discovery, development and manufacturing process. We also offer certain, limited formulation services, including early phase solid dosage capabilities at our Rensselaer, NY facility and aseptic fill finish for both clinical and commercial products at our Burlington, MA location.  Our comprehensive suite of services allows our customers to contract with a single partner, eliminating the time and cost of transitioning projects among multiple vendors.  We perform services including drug discovery, pharmaceutical development, and manufacturing of active ingredients and pharmaceutical intermediates, and drug product manufacturing for many of the world’s leading healthcare companies.

Business Segments

We have organized our activities into two distinct segments: Large Scale Manufacturing (“LSM”) and Discovery, Drug Development and Small-Scale Manufacturing (“DDS”).  Our LSM activities include pilot- to commercial-scale production of active pharmaceutical ingredients and intermediates, sterile syringe and vial filling, and high potency and controlled substance manufacturing.  Our remaining activities, including drug lead discovery, in vitro biology and DMPK, lead optimization, drug development, and small-scale commercial manufacturing, represent our DDS business segment.  See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to the Consolidated Financial Statements for financial information on the Company’s business segments.

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

Screening Libraries

We have created a series of unique, high purity, cost effective, small molecule synthetic compound libraries and a complementary collection of natural product extracts from marine, plant and microbial sources designed for screening and hit-to-lead programs.  We are uniquely positioned to fully support active hits from any of these libraries with lead optimization services, analytical services, custom synthesis and/or small or large-scale manufacturing.

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

Chemical Development

Chemical development involves the scale-up synthesis of a lead compound and intermediates. Processes developed for small-scale production of a compound may not be suitable for larger scale production because they may be too expensive, environmentally unacceptable or present safety concerns. With chemical development locations around the globe, we have become a top choice for an increasing number of pharmaceutical and biotechnology companies seeking a partner for the rapid advancement of their drug candidates. Customers throughout the world rely on our proven technical expertise, commitment to the highest quality and regulatory standards, flexibility, and strong customer focus to advance their lead compounds through the drug development process, from bench scale to commercial production.

Current Good Manufacturing Practices (“cGMP”) API  Manufacturing

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

We provide chemical synthesis and manufacturing services for our customers in accordance with cGMP regulations. All facilities and manufacturing techniques used for prescribed steps in the manufacture of products for clinical use or for sale in the United States must be operated in conformity with cGMP guidelines and regulations as established by the FDA. Our Albany, New York location has production facilities and quarantine and restricted access storage necessary to manufacture quantities of drug substances sufficient for conducting clinical trials from Phase I through Phase II, and later stages, including commercial API, for selected products, based on volume and other parameters. Our large-scale manufacturing facility in Rensselaer, New York is equipped to provide a wide range of custom chemical development and manufacturing capabilities. We conduct commercial cGMP manufacturing of APIs and advanced intermediates. Our large-scale cGMP manufacturing facilities provide synergies with our small-scale development laboratories, offering our customers services at every scale, from bench to production.  We have special capabilities in high value-added areas of pharmaceutical development and manufacturing, including high potency manufacturing.  Cytotoxic and other highly potent compounds present a number of potential challenges in their production and handling.  We have extensive experience in the cGMP production of these types of compounds, from grams to hundreds of kilograms per year.  Our Rensselaer, NY facility is licensed by the U.S. Drug Enforcement Administration to produce Schedule I, II, III, IV and V controlled substances.  For over 50 years, the facility has produced controlled substances such as analgesics, amphetamines, barbiturates, and anabolic steroids.

Our large-scale manufacturing facility in Aurangabad, India was issued a Good Manufacturing Practice (“GMP”) certificate from the Australian Government Therapeutic Goods Administration (“TGA”) following an inspection in February 2011.  The certificate covers general GMP manufacturing operations, and laboratory controls designed for the production and release of APIs and intermediates.  The successful audit confirms AMRI’s compliance with GMP regulations and further demonstrates the Company’s commitment to operational quality.  Our Aurangabad facility is an approved facility by Indian FDA and World Health Organization (“WHO”) GMP certified with production facilities and quarantine and restricted access storage necessary to manufacture quantities of drug substances under cGMP regulations sufficient for conducting clinical trials and commercial API, for selected products, based on volume and other parameters. In addition our site was approved by various leading global pharmaceutical companies from Europe and Asia as their API vendor for their generics and drug development requirements.

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

Working in close collaboration with our already established chemical synthesis, analytical development and preformulation groups, we also offer formulation development services for solid dosage, solution, suspension, topicals and injectables, cGMP early clinical phase capsules filling using Xcelodose® technology and cGMP early clinical Powder in Bottle for solution and suspension.

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

Proprietary Research and Development

Leveraging our wide array of drug discovery capabilities, we established several internal drug discovery programs with the goal to discover and develop promising drug candidates and license these candidates in return for upfront fees, milestones and downstream royalty payments for commercialized drug products. We identified lead series candidates and optimized these lead series to development candidate status, in some cases pursuing these into early clinical studies.

Our proprietary research and development efforts to date have contributed to the discovery and development of one product that has reached the market. We discovered a new process to prepare a metabolite known as terfenadine carboxylic acid, or TAM, in a purer form. The purer form of TAM is the active ingredient in the non-sedating antihistamine known as fexofenadine HCl, which is sold by Sanofi under the name Allegra in the Americas and as Telfast elsewhere. We have been issued several United States and foreign patents relating to TAM and the process chemistry by which TAM is produced. Our issued patents relating to TAM began expiring in 2013, with the last to expire in 2015.

More recent drug discovery and development projects have been focused on treatments for irritable bowel disease, central nervous system diseases and obesity.  Our R&D efforts benefited from access to a broad array of our scientific services including capabilities in microbial fermentation, molecular biology, cell culture, gene expression and cloning, scale up synthesis of human metabolites, preformulation, chemical development and cGMP synthesis. Additionally, a portion of our R&D efforts focused on improving the manufacturing process for our generic API products.  In late 2011, we announced that we would cease to invest in most of these internal drug discovery efforts but continue to seek partnership or investment for the advanced programs with the goal of returning value to AMRI.  We continue to place R&D focus on improving our manufacturing processes and development of certain generic products or synthetic routes.  We spent $0.4 million, $0.9 million and $7.9 million on research and development activities in 2013, 2012 and 2011, respectively.

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

In October 2005, we licensed the worldwide rights to develop and commercialize potential products from our amine neurotransmitter reuptake inhibitor technology and patents identified in one of our proprietary research programs to Bristol-Myers Squibb Company (“BMS”). In conjunction with the licensing agreement, we received a non-refundable, non-creditable up-front payment of $8.6 million, which included the cancellation of outstanding warrants, and a total of $10.8 million for research and development services in the first three years of the agreement. The agreement also set forth milestone events that, if achieved by these products, would entitle the Company to non-refundable, non-creditable milestone payments.  In 2013, BMS announced the cessation of its commercialization activities regarding the assets under the license.  We are engaged in ongoing discussions with BMS as to the disposition of these assets, which may or may not result in future payments to AMRI.  If such potential products are developed by BMS, the Company is entitled to milestone payments of up to $43.5 million for each of the first and second compounds to achieve these events, and up to $22.0 million for each subsequent product to achieve these events.  These milestone events include candidate nomination, IND or equivalent regulatory filings, commencement of middle- and late-stage clinical trials, and regulatory approval of compounds for commercial sale.  The agreement also provides for the Company to receive royalty payments on worldwide sales of any such product that is commercialized.  From the entry into this agreement through December 31, 2013, we have recorded $15.5 million from achieving certain milestones with BMS.

In March 1995, we entered into a license agreement with Sanofi. Under the terms of the license agreement, we granted Sanofi an exclusive, worldwide license to any patents issued to us related to our original TAM patent applications.  From the beginning of the agreement through December 31, 2013, we have had revenues of $7.4 million in milestone payments and approximately $551.8 million in royalties under this license agreement. Sanofi is obligated under the license agreement to pay ongoing royalties to us based upon its net sales of Allegra/Telfast and generic fexofenadine.  Additionally during the fourth quarter of 2008, we entered into an amendment to our licensing agreement with Sanofi to allow Sanofi to sublicense patents related to Allegra and Allegra D-12® to Teva Pharmaceuticals and Barr Laboratories in the United States.  Subsequently, Teva Pharmaceuticals acquired Barr Laboratories.  As a result of this amendment, we received an upfront sublicense fee from Sanofi of $10.0 million and additionally we will receive royalties from Sanofi on the net sale of products in the United States containing fexofenadine hydrochloride and products containing fexofenadine hydrochloride (generic Allegra) and pseudoephedrine hydrochloride (generic Allegra D-12) by Teva Pharmaceuticals through 2015, along with additional consideration. We are not entitled, however, to receive any additional milestone payments under the license agreement.  See “Item 3—Legal Proceedings” for discussion of legal proceedings related to Allegra/Telfast.

Customers

Our customers include pharmaceutical companies and biotechnology companies, as well as government research entities and non-profit organizations, which are a growing segment of our customer base.  We also sell, to a more limited extent, to companies who are in the businesses of agriculture, fine chemicals, contract chemical manufacturing, medical devices, and flavoring and cosmetics.  For the year ended December 31, 2013, contract revenue from our three largest customers represented 15%, 9% and 5%, respectively, of our contract revenue.  For the year ended December 31, 2012, contract revenue from our three largest customers represented 15%, 12% and 7%, respectively, of our contract revenue.  For the year ended December 31, 2011, contract revenue from our three largest customers represented 16%, 9% and 8%, respectively, of our contract revenue.   In each of these years, the Company’s largest customer was GE Healthcare.  See Note 13 to the Consolidated Financial Statements for information on geographic and other customer concentrations.

Our backlog of open manufacturing orders and accepted service contracts was $114.3 million at December 31, 2013, as compared to $115.3 million at December 31, 2012.  Our manufacturing and services contracts are completed over varying durations, from short to extended periods of time, which may be as long as several years.

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

Employees

As of January 31, 2014, we had 1,282 employees. Of these employees, 490 are at our international facilities. Our U.S. large-scale manufacturing hourly work force has 92 employees who are subject to a collective bargaining agreement with the International Chemical Workers Union.  A 3-year collective bargaining agreement was signed in January 2014 with the union and expires in January 2017.  Additionally, we have 51 union employees at our large-scale manufacturing facility at AMRI India that are covered by two collective bargaining agreements.  One agreement expires in April 2015 and the other expires in March 2016.  None of our other employees are subject to any collective bargaining agreement. We consider our relations with our employees and the unions to be good.

Competition

While a small number of larger outsourcing service providers have emerged as leaders within the industry, the outsourcing market for pharmaceutical and biotechnology contract chemistry and biology services remains fragmented.  We face competition based on a number of factors, including size, relative expertise and sophistication, quality and costs of identifying and optimizing potential lead compounds and speed and costs of optimizing chemical processes. In many areas of our business we also face foreign competition from companies in regions with lower cost structures.  We compete with contract research companies, contract drug manufacturing companies, research and academic institutions and with the internal research departments of biotechnology companies.  We have also historically competed with internal research departments of large pharmaceutical companies; recently, however, competition in this area continued to be reduced, however, as these companies have downsized their internal organizations.

We rely on many internal factors that allow us to stay competitive and differentiate us in the marketplace, including:

•	Our globalization of both research and manufacturing facilities, which allows us to increase our access to key global markets

•	Our ability to offer a flexible combination of high quality, cost-effective services

•	Our comprehensive service offerings, which allow us to provide our customers a more efficient transition of experimental compounds through the research and development process, ultimately reducing the time and cost involved in bringing these compounds from concept to market.

Patents and Proprietary Rights

Our success will depend, in part, on our ability to obtain and enforce patents, protect trade secrets, obtain licenses to technology owned by third parties when necessary, and conduct our business without infringing the proprietary rights of others. The patent positions of pharmaceutical, medical products and biotechnology firms can be uncertain and involve complex legal and factual questions. We seek patent protection with respect to products and processes developed in the course of our activities when we believe such protection is in our best interest and when the cost of seeking such protection is justifiable.  We cannot be assured that any AMRI patent applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or commercial advantage, or will not be circumvented by others. In the event a third party has also filed one or more patent applications for inventions which conflict with one of ours, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in the loss of any opportunity to secure patent protection for the inventions and the loss of any right to use the inventions. Even if the eventual outcome is favorable to us, these proceedings could result in substantial cost to us. The filing and prosecution of patent applications, litigation to establish the validity and scope of patents, assertion of patent infringement claims against others and the defense of patent infringement claims by others can be expensive and time consuming. We cannot be certain that in the event that any claims with respect to any of our patents, if issued, are challenged by one or more third parties, a court or patent authority ruling on such challenge will determine that such patent claims are valid and enforceable. An adverse outcome in such litigation could cause us to lose exclusivity afforded by the disputed rights. If a third party is found to have rights covering products or processes used by us, we could be forced to cease using the technologies covered by such rights, could be subject to significant liability to the third party, and could be required to license technologies from the third party. Furthermore, even if our patents are determined to be valid, enforceable, and broad in scope, we cannot be certain that competitors will not be able to design around such patents and compete with us and our licensees using the resulting alternative technology.

We have been issued various United States and international patents covering fexofenadine HC1 and certain related manufacturing processes. These United States patents began to expire in November 2013, and the international patents begin to expire in 2014 and most of these patents are covered by our license agreements with Sanofi, described herein. Additionally, our United States patents related to substituted biaryl purines as potent anticancer agents and a series of aryl and heteroaryl tetrahydroisoquinolines related to central nervous system indications begin to expire in 2020.

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

Generally, in order to gain U.S. FDA or foreign regulatory approval of a drug product, several years of studies and regulatory filings and review must occur, including laboratory studies, IND filing, several years of clinical trials, NDA filings, and FDA and foreign regulatory authority marketing approval.  Even if FDA regulatory clearances are obtained, a marketed product is subject to continual review. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. For marketing outside the United States, we will also be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

All facilities and manufacturing techniques used for prescribed steps in the manufacture of API for clinical use or for sale in the United States must be operated in conformity with cGMP guidelines as established by the FDA and International Conference on Harmonization (“ICH”). Our facilities are subject to unscheduled periodic regulatory inspections to ensure compliance with cGMP regulations. Failure on our part to comply with applicable requirements could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. A finding that we had materially violated cGMP requirements could result in additional regulatory sanctions and, in severe cases, could result in a mandated closing of our facilities or significant fines, which would materially and adversely affect our business, financial condition and results of operations.  During 2013 an FDA inspection of our large-scale cGMP manufacturing facility in Rensselaer was completed, resulting in the issuance of a Form FDA 483, with one minor observation being cited.  AMRI submitted responses to the observation consistent with the requirements and timeframe of the FDA, resulting in clearance of the Form 483.

Additionally, during 2012, the Rensselaer facility was audited by the DEA to assess conformance with the controlled drug legislation for which the facility holds Schedule I, II, III, IV and V licenses.  The audit was successful and no non-conformances were noted.

We acquired the AMRI Burlington facility on June 14, 2010.  On August 18, 2010, we received a warning letter from the FDA which pertained to its inspection of AMRI Burlington in March 2010 and which identified three significant observations.  The warning letter did not restrict production or shipment of products from the facility; however we voluntarily suspended cGMP production for a period of time while we undertook remediation steps to address the FDA’s observations.  Although we resumed cGMP operations in May 2011, the warning letter, subsequent remediation efforts and suspension of production have had a material adverse effect on our business operations and cash flow.  In November 2013, the warning letter was lifted after investment and remedial efforts by AMRI Burlington.  The Company continues the manufacturing operations currently in place at the Burlington site, including GMP operations.

During 2012 the U.S. Government passed new legislation termed the Generic Drug User Fee Amendments (“GDUFA”) which was effective beginning October 2012.  AMRI has taken required actions, specifically, the self-identification of impacted facilities and the budgeting of required fees.

Our manufacturing and research and development processes involve the controlled use of hazardous or potentially hazardous materials and substances. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials, including radioactive compounds and certain waste products. Additionally, we are subject to various laws and regulations relating to safe working conditions, laboratory and manufacturing practices and emissions and wastewater discharges.  Although we believe that our activities currently comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated.  Our facilities which are subject to FDA and DEA inspection are currently in full compliance.

Concentration of Business and Geographic Information

For a description of revenue and long lived assets by geographic region, please see Note 13 to the Consolidated Financial Statements.

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

Failure to manage the business to consistent profitability without Allegra and other royalties will have a significant impact on operations and stock value.

The recurring royalties we receive on the sales of Allegra/Telfast have historically provided a material portion of our revenue, earnings and operating cash flows.  Recently, we have begun to receive royalties on the sales of other products.  We continue to develop our business and manage our operating costs in order to be in a position to maintain a business that can operate profitably as these royalties decrease significantly in 2014 then further in 2015.  Recurring royalties have a significantly higher gross and operating margin than do our other business activities, resulting in the need to replace a significant amount of margin in order to achieve such profitability.  The Company has taken certain cost cutting steps in order to right size the business operations to support the profitability that is achievable from our core contract research and manufacturing businesses.  In the future, we may need to take additional cost cutting measures if our revenues do not increase or are not profitable enough to support our operations.  In addition, if we are not able to increase operating revenue and decrease operating costs in order to replace Allegra and other royalty income, there will be a material and adverse impact on our business, including negative impacts on our operating cash flow, access to capital and ability to implement required capital improvements to our facilities.

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

Our Burlington, MA facility was subject to an FDA warning letter which has resulted in a significant disruption in our business operations at this facility and has had and may continue to have a material adverse effect on our business operations and cash flow.

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

The warning letter was lifted by the FDA in November 2013 and the facility is now subject to regular FDA and other regulatory inspections, which are expected to be completed yearly.  In the event that further issues are discovered by the FDA in later inspections, any adverse action by the FDA may have a material and adverse effect on our business operations and cash flow.

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

During the year ended December 31, 2013, revenues from our largest customer represented approximately 15% of our contract revenue, or 13% of our total revenue.  During the year ended December 31, 2012, revenues from our largest customer represented approximately 15% of our contract revenue, or 13% of our total revenue.  Our existing agreement with this customer extends through 2016.  In addition, during the year ended December 31, 2013 sales to another customer represented approximately 9% of our contract revenue, or 8% of our total revenue.  In addition, during the year ended December 31, 2013, we provided services to three other major customers, who combined, represent approximately 14% of our contract revenues or 12% of our total revenue. In total, our five largest customers in 2013 represented approximately 38% of our contract revenue and 33% of our total revenue.  These customers, along with most of our other customers, typically may cancel their contracts with 30 days’ to two-years’ prior notice, depending on the size of the contract, for a variety of reasons, some of which are beyond our control.  If any one of our major customers cancels its contract with us, our contract revenues may materially decrease.

We have a significant amount of indebtedness. We may not be able to generate enough cash flow from our operations to service our indebtedness, we may fail to meet our current credit facility’s financial covenants and we may incur additional indebtedness in the future, which could each adversely affect our business, financial condition and results of operations.

We have a significant amount of indebtedness, including $150.0 million in aggregate principal with additional accrued interest under our Convertible Senior Notes due 2018.  Our ability to make payments on, and to refinance, our indebtedness, including these notes, and to fund planned capital expenditures, research and development efforts, working capital, acquisitions and other general corporate purposes depends on our ability to generate cash in the future.  To a certain extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors, some of which are beyond our control.  If we do not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to pay our indebtedness, including payments of principal upon conversion of outstanding convertible notes or on their maturity or in connection with a transaction involving us that constitutes a fundamental change under the indenture governing the convertible notes, or to fund our liquidity needs, we may be forced to refinance all or a portion of our indebtedness, including the convertible notes, on or before the maturity thereof, sell assets, reduce or delay capital expenditures, seek to raise additional capital or take other similar actions. We may not be able to execute any of these actions on commercially reasonable terms or at all. Our ability to refinance our indebtedness will depend on our financial condition at the time, the restrictions in the instruments governing our indebtedness and other factors, including market conditions.  In addition, in the event of a default under the convertible notes, the holders and/or the trustee under the indentures governing the convertible notes may accelerate the payment obligations under the convertible notes, which could have a material adverse effect on our business, financial condition and results of operations. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would likely have an adverse effect, which could be material, on our business, financial condition and results of operations.

We currently have a $20.0 million credit facility consisting of a 4-year, $5.0 million term loan and a $15.0 million revolving line of credit.  As of December 31, 2013, the Company had $6.2 million of outstanding letters of credit secured by this line of credit.  The credit facility contains financial covenants, including a minimum fixed charge coverage ratio, maximum quarterly year-to-date capital expenditures, minimum monthly domestic unrestricted cash and maximum average monthly cash reserves held at international locations.  As of December 31, 2013, the Company was in compliance with its current financial covenants.

In addition, our significant indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could:
•	make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry and competitive conditions and adverse changes in government regulation;
•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•	place us at a disadvantage compared to our competitors who have less debt; and
•	limit our ability to borrow additional amounts for working capital, capital expenditures, research and development efforts, acquisitions, debt service requirements, execution of our business strategy or other purposes.

Any of these factors could materially and adversely affect our business, financial condition and results of operations. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.

In addition, under our Convertible Senior Notes due 2018, we are required to offer to repurchase the convertible notes upon the occurrence of a fundamental change, which could include, among other things, any acquisition of us for consideration other than publicly traded securities. The repurchase price must be paid in cash, and this obligation may have the effect of discouraging, delaying or preventing an acquisition of the Company that would otherwise be beneficial to our security holders.

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

In 2013, we recorded long-lived asset impairment charges of $1.9 million in the DDS segment primarily related to the Company’s decision to cease operations at our Bothell, WA and Budapest, HU facilities.

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

We may lose one or more of our key employees.

Our business is highly dependent on our senior management and scientific staff, including:

•	William Marth, our Chief Executive Officer and President;

•	Michael M. Nolan, our Vice President, Chief Financial Officer and Treasurer;

•	Steven R. Hagen, Ph.D., our Senior Vice President, Manufacturing and Pharmaceuticals;

•	Lori M. Henderson, our Vice President, General Counsel and Secretary

•	Michael Luther, Ph.D., our Senior Vice President, Discovery;

•	Brian D. Russell, our Vice President, Human Resources; and

•	George Svokos, our Senior Vice President, Sales and General Manager, API

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

We completed an environmental remediation assessment associated with groundwater contamination at our Rensselaer, New York location.  This contamination is associated with past practices at the facility prior to 1990, and prior to our investment or ownership of the facility.  Ongoing costs associated with the remediation include biannual monitoring and reporting to the State of New York’s Department of Environmental Conservation.  Under the remediation plan, we are expected to pay for monitoring and reporting into 2014.  Under a 1999 agreement with the facility’s previous owner, our maximum liability under the remediation is $5.5 million.  If the State of New York Department of Environmental Conservation finds that we fail to comply with the appropriate regulatory standards, it may impose fines on us which could have a material adverse effect on our operations.

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

As of February 28, 2014, our directors and officers beneficially owned or controlled approximately 11.0% of our outstanding common stock. Individually and in the aggregate, these stockholders significantly influence our management, affairs and all matters requiring stockholder approval. In particular, this concentration of ownership may have the effect of delaying, deferring or preventing an acquisition of us and may adversely affect the market price of our common stock.

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

A portion of our overall revenue is derived either from governmental sources directly, such as the U.S. National Institutes of Health (“NIH”) , or indirectly, from customers whose funding is partially dependent on both the level and timing of funding from government sources.  A reduction in government funding for the NIH or other government research agencies could adversely affect our business and our financial results and there is no guarantee that government funding will be directed towards projects and studies that require use of our services.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The aggregate square footage of our operating facilities is approximately 987,000 square feet, of which 726,000 square feet are owned and 261,000 square feet are leased. Set forth below is information on our principal facilities:

Location	Square Feet	Primary Purpose
Rensselaer, New York	276,000	Contract Manufacturing
Albany, New York	198,000	Contract Manufacturing, Contract Research and Administration
Aurangabad, India	208,000	Contract Manufacturing
Holywell, United Kingdom	68,000	Contract Manufacturing & Contract Research
East Greenbush, New York	64,000	Contract Research
Hyderabad, India	62,000	Contract Research
Burlington, Massachusetts	46,000	Contract Manufacturing
Singapore	37,000	Contract Research
Syracuse, New York	28,000	Contract Research

Our Rensselaer, NY, Aurangabad, India, Holywell, United Kingdom and Burlington, MA facilities are used in our Large-Scale Manufacturing (“LSM”) segment as reported in the consolidated financial statements.  All other facilities are used in our Discovery, Drug Development and Small-Scale Manufacturing (“DDS”) segment, as reported in the consolidated financial statements.

We believe these facilities are generally in good condition and suitable for their purpose.  We believe that the capacity associated with these facilities is adequate to meet our anticipated needs through 2014.

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

Early in the first quarter of 2014, the Company had settled all pending United States and foreign litigation surrounding the marketing of generic versions of Allegra and Allegra-D products.  All of the prior legal proceedings have been settled or resolved to the mutual satisfaction of the parties and the related litigations have been dismissed by the mutual consent of the parties.  The Company, along with Aventis Pharmaceuticals Inc., the U.S. pharmaceutical business of Sanofi, pursued those prior legal proceedings against several companies seeking to market or which are currently marketing generic versions of Allegra and Allegra-D products. In accordance with the Company’s agreements with Sanofi, Sanofi bears the external legal fees and expenses for these legal proceedings, but in general, the Company must consent to any settlement or other arrangement with any third party. Under those same agreements, the Company received royalties from Sanofi and certain approved sub-licensees on U.S. Patent No. 5,578,610 until it expired in November 2013, and will receive royalties on U.S. Patent No. 5,750,703 until its expiration in 2015, unless those patents are earlier determined to be invalid.  The Company is also entitled to receive certain royalties from Sanofi and certain approved sub-licensees through mid-2015, unless the relevant patent(s) are earlier determined to be invalid.

In 2013, the Company settled litigation that was brought by a former vendor related to a contract cancellation, and the litigation was terminated.  The Company recorded a charge of $1.9 million in 2013 representing the payment made upon finalizing the settlement agreement.

ITEM 4.  Mine Safety Disclosures

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)    Market Information. The Common Stock of the Company is traded on the NASDAQ Global Market (“NASDAQ”) under the symbol “AMRI.” The following table sets forth the high and low closing prices for our Common Stock as reported by NASDAQ for the periods indicated:

Period	High	Low
Year ending December 31, 2013
First Quarter	$10.84	$5.45
Second Quarter	$12.23	$8.99
Third Quarter	$13.72	$10.81
Fourth Quarter	$14.28	$9.88

Year ending December 31, 2012
First Quarter	$3.20	$2.63
Second Quarter	$3.36	$2.30
Third Quarter	$3.73	$2.64
Fourth Quarter	$5.50	$3.45

Stock Performance Graph

The following graph provides a comparison, from December 31, 2008 through December 31, 2013, of the cumulative total stockholder return (assuming reinvestment of any dividends) among the Company, the NASDAQ Stock Market (U.S. Companies) Index (the “NASDAQ Index”) and the NASDAQ Pharmaceuticals Index (the “Pharmaceuticals Index”). The historical information set forth below is not necessarily indicative of future performance. Data for the NASDAQ Index and the Pharmaceuticals Index were provided by NASDAQ.

	Albany Molecular Research, Inc	NASDAQ Stock Market (U.S. Companies) Index	NASDAQ Pharmaceuticals Index
December 31, 2008	100.000	100.000	100.000
December 31, 2009	93.220	143.741	112.364
December 31, 2010	57.700	170.174	121.805
December 31, 2011	30.082	171.081	130.379
December 31, 2012	54.209	202.398	173.465
December 31, 2013	103.491	281.914	285.963

(b)    Holders.

The number of record holders of our Common Stock as of February 28, 2014 was approximately 218.  We believe that the number of beneficial owners of our Common Stock at that date was substantially greater than 218.

(c)    Dividends.

We have not declared any cash dividends on our Common Stock since our inception in 1991. We currently intend to retain our earnings for future growth and, therefore, do not anticipate paying cash dividends in the foreseeable future.

(d)    Equity Compensation Plan Information.

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2013:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	2,045,725	$5.62	3,165,490	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	2,045,725	$5.62	3,165,490

(1)	Consists of the Company’s 1998 Stock Option Plan, the Company’s 2008 Stock Option Plan and the Company’s Employee Stock Purchase Plan (“ESPP”). Does not include purchase rights accruing under the ESPP because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.

(2)	Includes 2,691,551 shares available under the 2008 Stock Option Plan and 473,939 shares available under the ESPP.

(e)	Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents treasury share repurchases during the three months ended December 31, 2013:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2013 – October 31, 2013	-	$-	N/A	N/A
November 1, 2013 – November 30, 2013	507	$13.11	N/A	N/A
December 1, 2013 – December 31, 2013	-	$-	N/A	N/A
Total	507	$13.11	N/A	N/A

(1)  Consists of shares repurchased by the Company for certain employees’ restricted stock that vested to satisfy minimum tax withholding obligations that arose on the vesting of the restricted stock.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data shown below for the years ended December 31, 2013, 2012 and 2011, and as of December 31, 2013 and 2012, have been derived from our audited consolidated financial statements included in this Form 10-K.  The selected financial data set forth below for the years ended December 31, 2010 and 2009 and as of December 31, 2011, 2010 and 2009 have been derived from our audited consolidated financial statements for those years, which are not included in this Form 10-K. The information should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes and other financial information included herein, including Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	As of and for the Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Contract revenue	$210,001	$189,858	$169,611	$163,228	$156,800
Recurring royalties	36,574	35,988	35,034	34,838	34,867
Milestone revenue	—	840	3,000	—	4,750
Total revenue	246,575	226,686	207,645	198,066	196,417
Cost of contract revenue	171,923	168,064	168,470	152,673	138,739
Technology incentive award	2,767	3,143	3,557	3,484	3,594
Research and development	414	906	7,939	11,090	14,547
Selling, general and administrative	42,256	40,904	41,071	42,234	38,036
Goodwill impairment	—	—	15,812	36,844	22,900
Property and equipment impairment	1,857	8,334	4,674	10,848	—
Intangible asset impairment	—	—	856	—	—
Restructuring charges	7,183	4,632	1,271	3,090	329
Arbitration charge	—	—	127	9,798	—
Total costs and expenses	226,400	225,983	243,777	270,061	218,145
Income (loss) from operations	20,175	703	(36,132)	(71,995)	(21,728)
Interest (expense) income, net	(1,244)	(454)	(583)	160	269
Other income (expense), net	772	(130)	77	(1,007)	(593)
Income (loss) before income tax expense (benefit)	19,703	119	(36,638)	(72,842)	(22,052)
Income tax expense (benefit)	7,023	3,896	(4,342)	(9,971)	(5,357)
Net income (loss)	$12,680	$(3,777)	$(32,296)	$(62,871)	$(16,695)
Basic income (loss) per share	$0.41	$(0.12)	$(1.08)	$(2.05)	$(0.54)
Diluted income (loss) per share	$0.40	$(0.12)	$(1.08)	$(2.05)	$(0.54)
Weighted average common shares outstanding, basic	30,912	30,318	29,961	30,657	31,062
Weighted average common shares outstanding, diluted	31,845	30,318	29,961	30,657	31,062
Consolidated Balance Sheet Data:
Cash, cash equivalents and investment securities - unrestricted	$175,928	$23,293	$20,198	$41,481	$111,058
Property and equipment, net	127,775	135,519	149,729	163,212	166,746
Working capital	235,117	77,438	62,584	79,409	149,730
Total assets	445,268	262,862	263,067	325,106	373,692
Long-term debt, excluding current installments	123,135	7,227	3,003	11,737	13,212
Total stockholders’ equity	245,704	206,141	206,432	243,743	314,613
Other Consolidated Data:
Capital expenditures	$11,135	$9,890	$10,837	$11,628	$15,172

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

We have developed certain proprietary compounds and our own intellectual property supportive of these compounds.  Certain of these compounds and the associated proprietary intellectual property have been partnered with third parties.  We continue to believe there are additional opportunities to partner our proprietary compounds or programs to create value, as we have seen a renewed commitment by pharmaceutical companies for innovation both internally and through licensing.  Our goal is to partner these compounds or programs in return for a combination of up-front license fees, milestone payments and recurring royalty payments if any compound based on our intellectual property is successfully developed into new drugs and reach the market.

During 2012, we implemented various strategic restructuring plans.  The goal of these restructuring activities was to advance our continued strategy of increasing global competitiveness and remaining diligent in managing costs by improving efficiency and customer service and by realigning resources to meet shifting customer demand and market preferences, while optimizing our location footprint.

Our total revenue for 2013 was $246.6 million, including $210.0 million from our contract service business and $36.6 million from royalties on sales of Allegra/Telfast and certain products sold by Actavis, Inc (“Actavis”).  We generated $28.2 million in cash from operations, and we used $11.1 million for capital expenditures on our facilities and equipment, primarily related to maintaining and upgrading our U.S. facilities.  Our net income was $12.7 million in 2013, largely the result of increased capacity and facility utilization and cost savings measures.  As of December 31, 2013, we had $175.9 million in cash and cash equivalents and $124.2 million in bank and other related debt, the largest portion of both the cash and the debt are a result of an offering of senior convertible notes sold by us in fourth quarter of 2013.

Results of Operations

Operating Segment Data

We have organized our sales, marketing and production activities into the Discovery, Drug Development and Small-Scale Manufacturing (“DDS”) and Large-Scale Manufacturing (“LSM”) segments.  We rely on an internal management accounting system to report results of these segments. The accounting system includes revenue and cost information by segment. We make financial decisions and allocate resources based on the information we receive from this internal system.  The DDS segment includes activities such as drug lead discovery, optimization, drug development and small-scale commercial manufacturing.  The LSM segment includes pilot to commercial scale manufacturing of active pharmaceutical ingredients and intermediates, sterile syringe and vial filling, and high potency and controlled substance manufacturing.

Contract Revenue

Contract revenue consists primarily of fees earned under manufacturing or service contracts with third-party customers. Our contract revenues for our DDS and LSM segments were as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
DDS	$77,418	$73,458	$74,032
LSM	132,583	116,400	95,579
Total	$210,001	$189,858	$169,611

DDS contract revenues for the year ended December 31, 2013 increased from amounts recognized in 2012 primarily due to an increase in demand for U.S. chemistry services, offset in part, by a decrease in U.S. biology services.  We currently expect DDS contract revenue for full year 2014 to increase from amounts recognized in 2013 driven by improved facility utilization at all of our sites.

DDS contract revenues for the year ended December 31, 2012 remained consistent with amounts recognized in the same period in 2011.  During 2012, there was lower contract revenue for our biology discovery services and development and small-scale manufacturing services.  This decrease was offset in part by an increase in our U.S. chemistry discovery services.

LSM contract revenue significantly increased for the year ended December 31, 2013 from 2012 as a result of an increase in commercial manufacturing services at our large-scale facilities worldwide, as well as an increase in our clinical supply manufacturing services.  We currently expect continued growth in LSM contract revenue for full year 2014 due to on-going demand for our commercial manufacturing services worldwide, as well as in our clinical supply manufacturing services.

LSM contract revenue significantly increased for the year ended December 31, 2012 from 2011 as a result of higher commercial manufacturing services at our Rensselaer, NY facility, as well as continued improvement at our UK facility.

Recurring royalty revenue

Year Ended December 31,
2013	2012	2011
(in thousands)
$36,574	$35,988	$35,034

The largest portion of our recurring royalties relates to worldwide sales of Allegra/Telfast and Sanofi over-the-counter (“OTC”) product and authorized generics.  Additionally, beginning in the third quarter of 2012 we have earned recurring royalty revenue in conjunction with a Development and Supply Agreement with Actavis at the Company’s Rensselaer, NY manufacturing facility.

Recurring royalties increased during the year ended December 31, 2013 from 2012 primarily due to incremental Actavis royalties of $4.3 million, offset in part by lower Allegra royalties of $3.7 million.

We currently expect full year 2014 recurring royalties to decrease from amounts recognized in 2013 primarily due to patent expirations of Allegra that began in 2013, partially offset by a slight increase in Actavis royalties.

Recurring royalties increased during the year ended December 31, 2012 from 2011 due to the receipt of Actavis royalties of $4.7 million.  This increase was offset in part by a $3.7 million decrease in royalties recognized from the sales of prescription Allegra which was primarily due to decreased sales in Japan in the first quarter of 2012 as a result of a less severe allergy season.

The recurring royalties we receive on the sales of Allegra/Telfast have historically provided a material portion of our revenues, earnings and operating cash flows.  We have been issued various United States and international patents covering fexofenadine HC1 and certain related manufacturing processes.  These U.S. patents began to expire in November 2013.  The international patents begin to expire in 2014 and most of these patents are covered by our license agreements with Sanofi.  We continue to develop our business in an effort to supplement the revenues, earnings and operating cash flows that have historically been provided by Allegra/Telfast royalties.

Milestone revenue

Milestone revenue is earned for achieving milestones included in licensing and research agreements with certain of our partners.  Milestone revenues were as follows:

Year Ended December 31,
2013	2012	2011
(in thousands)
$–	$840	$3,000

No milestone revenue was recorded during the year ended December 31, 2013.

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

Cost of Contract Revenue

Cost of contract revenue consists of compensation and associated fringe benefits for employees, chemicals, depreciation and other indirect project related costs. Cost of contract revenue for our DDS and LSM segments were as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
DDS	$66,604	$70,366	$72,758
LSM	105,319	97,698	95,712
Total	$171,923	$168,064	$168,470
DDS Gross Contract Margin	14.0%	4.2%	1.7%
LSM Gross Contract Margin	20.6%	16.0%	(0.1)%
Total Gross Contract Margin	18.1%	11.5%	0.7%

DDS contract revenue gross margin percentage increased for the year ended December 31, 2013 compared to 2012.  This increase is primarily due to previously announced cost savings initiatives as well as an increase in facility utilization.

We currently expect DDS contract margin percentage for 2014 to improve over amounts recognized in 2013 due to improved facility utilization.

DDS contract revenue gross margin percentages increased for the year ended December 31, 2012 compared to 2011.  These increases were primarily due to cost savings initiatives taken in our U.S. chemistry operations in 2011, as well as the impact of the closure of our Hungarian operations in 2012, offset in part by lower demand for our U.S. biology and development services in relation to our fixed costs.

LSM’s contract revenue gross margin percentage improved for the year ended December 31, 2013 compared to 2012.  This increase was primarily due to an increase in sales of higher margin products for our U.S. manufacturing services, as well as an increase in capacity utilization at our large-scale manufacturing facilities worldwide.

We currently expect continued improvement in LSM contract margins for 2014 driven by an increase in capacity utilization at all of our large-scale facilities worldwide.

LSM’s contract revenue gross margin percentages improved for the year ended December 31, 2012 compared to 2011.  This increase is primarily due to an increase in sales of higher margin products for our U.S. manufacturing services, as well as an increase in capacity utilization at our large-scale manufacturing facilities worldwide.

Technology Incentive Award

We maintain a Technology Development Incentive Plan, the purpose of which is to stimulate and encourage novel innovative technology developments by our employees.  This plan allows eligible participants to share in a percentage of the net revenue earned by us relating to patented technology with respect to which the eligible participant is named as an inventor or made a significant intellectual contribution. To date, the royalties from Allegra are the main driver of the awards.  The incentive awards were as follows:

Year Ended December 31,
2013	2012	2011
(in thousands)
$2,767	$3,143	$3,557

We expect technology incentive award expense to generally fluctuate directionally and proportionately with fluctuations in Allegra royalties in future periods.  Technology incentive award expense decreased for the years ended December 31, 2013 and 2012 as compared to the same periods in the prior year due to the decrease in Allegra recurring royalty revenue as discussed above.

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

Research and development expenses were as follows:

Year Ended December 31,
2013	2012	2011
(in thousands)
$414	$906	$7,939

R&D expense for the year ended December 31, 2013 decreased from amounts recognized in 2012 as a result of our strategic decision to limit our R&D activities as described above.

We currently expect 2014 R&D expense to increase slightly from amounts recognized in 2013 relating primarily to developing new niche generic products and improving process efficiencies in our manufacturing plants.

R&D expense for the year ended December 31, 2012 decreased to $0.9 million as a result of our strategic decision during the fourth quarter of 2011.  R&D expenditures incurred during 2012 related primarily to developing new niche generic products and improving process efficiencies in our manufacturing plants.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consist of compensation and related fringe benefits for sales, marketing, operational and administrative employees, professional service fees, marketing costs and costs related to facilities and information services.  SG&A expenses were as follows:

Year Ended December 31,
2013	2012	2011
(in thousands)
$42,256	$40,904	$41,071

SG&A expenses for the year ended December 31, 2013 increased over amounts recognized in 2012 primarily attributable to a one-time charge of $1.92 million for the settlement of a U.S. litigation matter.  The settlement, which was paid during the third quarter, served to settle the litigation and dismiss all claims between the parties.  Additionally, there were certain expenses recognized in 2013 related to strategic executive employment matters and related transition matters.  These increases were offset in part by ongoing actions related to cost savings.

We currently expect SG&A expenses for 2014 to decrease from amounts recognized in 2013 due to litigation settlement charges recognized in 2013.

SG&A expenses for the year ended December 31, 2012 remained relatively flat as compared to the same period in 2011.  Decreases in SG&A resulting from ongoing actions related to cost savings were offset by non-recurring executive transition costs.

Goodwill Impairment

Year Ended December 31,
2013	2012	2011
(in thousands)
$–	$–	$15,812

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

Property and Equipment Impairment

Year Ended December 31,
2013	2012	2011
(in thousands)
$1,857	$8,334	$4,674

During 2013, we recorded total long-lived asset impairment charges of $1.9 million in our DDS segment.  Part of the total long-lived asset impairment charge was a result of resolving the termination of the lease at our former Hungary facility, for which we recorded additional property and equipment impairment charges of $1.3 million regarding the disposition of certain moveable equipment located at the former Hungary facility.  Additionally, we recorded property and equipment impairment charges of $0.6 million in our DDS segment associated with the Company’s decision to cease operations at our Bothell, Washington facility.

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

Intangible Asset Impairment

Year Ended December 31,
2013	2012	2011
(in thousands)
$–	$–	$856

In the fourth quarter of 2011, we identified patent assets relating to technologies that we no longer expect to derive value from as a result of the Company’s decision to cease internal R&D activities.  We recorded an intangible impairment charge of $0.9 million in our DDS segment in conjunction with this review of our patent portfolio.

Restructuring Charges

Year Ended December 31,
2013	2012	2011
(in thousands)
$7,183	$4,632	$1,271

During 2012, we approved restructuring plans to cease all operations at our Budapest, Hungary, and Bothell, WA facilities.   The goal of these restructuring activities was to advance our continued strategy of increasing global competitiveness and to remain diligent in managing costs by improving efficiency and customer service and by realigning resources to meet shifting customer demand and market preferences, while optimizing our location footprint.  Additionally, we intend to expand and better integrate our in vitro biology services with the total drug discovery service platform and to further optimize the Company’s location footprint.  In connection with these actions, we recorded restructuring charges of $6.7 million during 2013 and $4.6 million in the full year of 2012.

We exited the Budapest, Hungary facility in the third quarter of 2012.  During the second quarter of 2013, we reached agreement with the landlord of that facility under which AMRI Hungary was to pay approximately $1.89 million to settle the litigation in Hungary that resulted from the termination of the lease following the cessation of operations in Budapest, Hungary.  Of this amount, $1.1 million was recorded in 2012 as our initial estimate of our liability under this lease.  The remaining $0.8 million was included in the restructuring charge taken during the second quarter of 2013.  This settlement was paid during the second half of 2013.

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

Anticipated cash outflow related to the restructuring reserves as of December 31, 2013 for 2014 is approximately $3.2 million.

Interest (expense) income, net

	Year Ended December 31,
(in thousands)	2013	2012	2011
Interest expense	$(1,255)	$(463)	$(714)
Interest income	11	9	131
Interest (expense) income, net	$(1,244)	$(454)	$(583)

Interest expense increased for the year ended December 31, 2013 as compared with the same period in the prior year primarily due to interest and accretion related to the issuance of $150.0 million of convertible debt in November 2013.  Interest expense decreased for the year ended December 31, 2012 as compared with the same period in the prior year primarily due to lower borrowing costs under the Company’s April 2012 credit agreement.

Interest income remained relatively consistent for the year ended December 31, 2013 as compared with the same period in the prior year.  Interest income decreased for the year ended December 31, 2012 as compared with the same period in 2011 due to a decrease in the amount of interest bearing assets.

Other income (expense), net

Year Ended December 31,
2013	2012	2011
(in thousands)
$772	$(130)	$77

Other income for the year ended December 31, 2013 increased from other expense for the same period in 2012 primarily due to rates associated with foreign currency transactions, as well as an insurance demutualization gain of $0.4 million.  This income was offset in part by deferred financing amortization expense of $0.3 million recognized in 2013.

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

Income tax expense (benefit)

Year Ended December 31,
2013	2012	2011
(in thousands)
$7,023	$3,896	$(4,342)

Income tax expense for the year ended December 31, 2013 increased $3.1 million from 2012 primarily due to improved pre-tax income at the Company’s U.S. locations.  The changes in the Company’s effective tax rates as compared to the prior year are due to changes in pre-tax income and losses in relation to the applicable tax rates at our various locations worldwide.

Income tax expense for the year ended December 31, 2012 was $3.9 million as compared to income tax benefit of $4.3 million for 2011 due primarily to improved pre-tax income at the Company’s U.S. locations and the composition of pre-tax income or losses in relation to the applicable tax rates at our various locations worldwide.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows and proceeds from borrowings. During 2013, we generated cash of $28.2 million from operating activities.

During 2013, cash used in investing activities was $11.2 million, primarily for the acquisition and installation of equipment.  We generated cash of $136.9 million from financing activities, relating primarily to the net proceeds from the issuance of convertible debt and associated warrants and convertible note hedges of $134.8 million.

Working capital, defined as current assets less current liabilities, was $235.1 million as of December 31, 2013, compared to $77.4 million as of December 31, 2012.  This increase primarily relates to cash generated from the net proceeds from the above mentioned issuance of convertible debt.

Total capital expenditures for the year ended December 31, 2013 were $11.1 million as compared to $9.9 million for the year ended December 31, 2012. Capital expenditures in 2013 were primarily related to the growth, maintenance and upgrading of our existing facilities.

For 2014, we expect to incur $12.0 to $14.0 million in capital expenditures primarily relating to the growth and maintenance of our existing facilities.

In December 2013, we issued $150 million of 2.25% Cash Convertible Senior Notes (the “Notes”), which generated net proceeds of $134.8 million, which includes the associated warrants, convertible note hedges and bank fees.  In connection with the offering of these notes, we entered into convertible note hedging transactions with two counterparties.  We also entered into warrant transactions in which we sold warrants of our common stock to the counterparties.  We paid the counterparties approximately $33.6 million for the convertible note hedge and received approximately $23.1 million from the counterparties for the warrants.  See Note 6 for additional information regarding these transactions.

In April 2012, the Company entered into a $20.0 million credit facility consisting of a 4-year, $5.0 million term loan and a $15.0 million revolving line of credit.  The Company used a portion of the initial proceeds from borrowings against the term loan to repay all amounts due under its prior credit agreement.  As of December 31, 2013, the Company had no amounts outstanding under the line of credit and $6.2 million of outstanding letters of credit secured by this line of credit.  The amount available to be borrowed under the revolving line of credit at December 31, 2013 was $8.8 million.

Under the terms of the April 2012 credit agreement, the Company is required to maintain a $5.0 million restricted cash balance to partially collateralize the revolving line of credit.  In conjunction with an amendment to the credit agreement dated December 20, 2012, the restricted cash requirement is directly reduced by the amount of principal payments made on the term loan which began in May 2013.  The amount of restricted cash collateralizing the revolving line of credit was $4.5 million at December 31, 2013.

Borrowings under this agreement bear interest at a fluctuating rate equal to: (i) in the case of the term loan, the sum of (a) an interest rate equal to daily three month LIBOR, plus (b) 3.25%; and (ii) in the case of advances under the revolving line of credit, the sum of (a) an interest rate equal to daily three month LIBOR, plus (b) 2.75%.  As of December 31, 2013, the interest rate on the outstanding term loan was 3.5%.

The credit facility contains financial covenants, including a minimum fixed charge coverage ratio commencing in 2013 and extending for the remaining term of the agreement, maximum quarterly and year-to-date capital expenditures, minimum monthly domestic unrestricted cash and maximum average monthly cash reserves held at international locations.  As of December 31, 2013, the Company was in compliance with its current financial covenants.

Working capital, defined as current assets less current liabilities, was $77.4 million as of December 31, 2012, compared to $62.6 million as of December 31, 2011.  This was primarily due to an increase in both accounts receivable and inventories as a result of the growth in our business in 2012.

Total capital expenditures for the year ended December 31, 2012 were $9.9 million as compared to $10.8 million for the year ended December 31, 2011.  Capital expenditures in 2012 were primarily related to the growth, maintenance and upgrading of our existing facilities.

During 2012, we generated cash of $15.3 million from operating activities and cash used in investing activities was $9.8 million, primarily for the acquisition and installation of equipment.  During 2012, we used $2.5 million for financing activities, which related primarily to pledging $5.0 million of cash to collateralize our revolving line of credit issued in conjunction with our credit facility executed in April 2012 along with principal payments of long-term debt, partially offset by net proceeds from the term loan issued under this agreement.

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

Contractual Obligations

The following table sets forth our long-term contractual obligations and commitments as of December 31, 2013:

Payments Due by Period (in thousands)

	Total	Under 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt (principal)	$157,228	$1,024	$2,063	$153,051	$1,090
Operating Leases	11,126	3,150	3,452	2,475	2,049
Purchase Commitments	33,128	33,128	—	—	—
Restructuring liabilities	4,376	3,152	1,224	—	—
Pension Plan Contributions (1)	3,469	811	1,329	1,329

(1)	Pension and other postretirement benefits include estimated payments made from Company assets. No estimate of payments after five years has been provided due to many uncertainties.

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

Inventory

Inventory consists primarily of commercially available fine chemicals used as raw materials, work-in-process and finished goods in our large-scale manufacturing plants.  Large-scale manufacturing inventories are valued on a first-in, first-out (“FIFO”) basis.  Inventories are valued at the lower of cost or market.  We regularly review inventories on hand and record a charge for slow-moving and obsolete inventory, inventory not meeting quality standards and inventory subject to expiration. The charge for slow-moving and obsolete inventory is based on current estimates of future product demand, market conditions and related management judgment. Any significant unanticipated changes in future product demand or market conditions that vary from current expectations could have an impact on the value of inventories.  Total inventories recorded on our consolidated balance sheet at December 31, 2013 and 2012 were $32.0 million and $28.2 million, respectively.  We recorded charges to reduce obsolete inventory balances of $0.4 million, $0 and $0.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carry-forwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings with focus on our U.S. operations and available tax planning strategies.  These sources of income inherently rely heavily on estimates.  To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.  We use our historical experience and our short and long-range business forecasts to provide insight.  Amounts recorded for deferred tax assets, net of valuation allowances, were $15.2 million and $18.0 million at December 31, 2013 and 2012, respectively.  Such 2013 year-end amounts are expected to be fully recoverable within the applicable statutory expiration periods.

Derivative Instruments and Hedging Activities

The Company accounts for derivatives in accordance with FASB ASC Topic 815, Derivative and Hedging, which establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value.  Additionally, changes in the derivative’s fair value shall be recognized currently in earnings unless specific hedge accounting criteria are met.  A change in inputs or estimates, included but not limited to, interest rates and the trading price and implied volatility of the Company’s common stock, may materially impact the resulting fair value measurements of these instruments and may also impact our results of operations.  At December 31, 2013, amounts recorded for both the Note Hedges and the Notes Conversion Derivative were $22.7 million.

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

During 2013, we recorded long-lived asset impairment charges of $1.9 million in our DDS segment primarily related to further optimizing the Company’s location footprint and cessation of operations at our Budapest, Hungary and Bothell, Washington facilities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk with respect to foreign currency exchange rates and interest rates. The market risk is the potential loss arising from adverse changes in these rates as discussed below.

The Company has facilities and customers in foreign jurisdictions and therefore is subject to foreign currency risk. This risk is composed of both potential losses from the translation of foreign currency financial statements and the remeasurement of foreign currency transactions. The total net assets of non-U.S. operations denominated in non-functional currencies subject to potential loss amount to approximately $33.8 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to approximately $3.4 million. Furthermore, related to foreign currency transactions, the Company has exposure to non-functional currency balances totaling approximately $5.3 million. This amount includes, on an absolute basis, exposures to foreign currency assets and liabilities. On a net basis, the Company had approximately $5.1million of foreign currency assets as of December 31, 2013.  As currency rates change, these non-functional currency balances are revalued, and the corresponding adjustment is recorded in the consolidated statement of operations. A hypothetical change of 10% in currency rates could result in an adjustment to the consolidated statement of operations of approximately $0.5 million.

With respect to interest rates, the risk is composed of changes in future cash flows due to changes in interest rates on our $5.0 million term loan and $2.7 million industrial development authority bonds.  The potential loss in 2014 cash flows from a 10% adverse change in quoted interest rates would approximate sixteen thousand dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements and notes thereto appear on pages F-1 to F-39 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As required by rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management conducted an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation the Company’s management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, assessed as of December 31, 2013 the effectiveness of the Company’s internal control over financial reporting. In making this assessment, management used the criteria set forth in the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, management has concluded that the Company’s internal control over financial reporting as of December 31, 2013 was effective.

The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting, as of December 31, 2013, which is included in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

(c) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15 under the Exchange Act that occurred during the Company’s fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information appearing under the captions “Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics and Business Conduct Guidelines” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or around June 4, 2014 is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information appearing under the captions “Compensation of Directors”, “Compensation Committee Interlocks and Insider Participation”, and “Agreements with Named Executive Officers,” and “Corporate Governance and Board Matters” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or around June 4, 2014 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under the caption “Principal and Management Stockholders” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or around June 4, 2014 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information appearing under the caption “Related Party Transactions” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or around June 4, 2014 is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the caption “Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or around June 4, 2014 is incorporated herein by reference.

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

4.6
Indenture, dated as of November 25, 2013, by and between Albany Molecular Research, Inc. and Wilmington Trust, National Association (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2013, File No. 001-35622).

4.7	Form of 2.25% Cash Convertible Senior Note due 2018 (included in Exhibit 4.6).
10.1*	1998 Stock Option and Incentive Plan of the Company (incorporated herein by reference to Exhibit 10.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, File No. 333-58795).
10.2*
Amended 1998 Employee Stock Purchase Plan of the Company, approved on June 1, 2011 (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, File No. 000-25323).

10.3*
Amended 2008 Stock Option and Incentive Plan, approved on June 1, 2011 (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, File No. 000-25323).

10.4*
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

10.8*	Amended and Restated Technology Development Incentive Plan (filed herein).
10.9
Form of Employee Innovation, Proprietary Information and Post-Employment Activity Agreement between the Company and each of its executive officers (incorporated herein by reference to Exhibit 10.14 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, File No. 333-58795).

10.10*
Amended and Restated Employment Agreement, dated as of April 5, 2012, by and between the Company and Lori M. Henderson (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2012, File No. 000-25323).

10.11*
Form of Restricted Stock Award Agreement under 1998 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2005, File No. 000-25323).

10.12*
Albany Molecular Research, Inc. Incentive Bonus Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2005, File No. 000-25323).

Exhibit
No.	Description
10.13*
Form of Incentive Stock Option Agreement under 1998 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed with the Securities and Exchange Commission on May 10, 2005, File No. 000-25323).

10.14*
Form of Non-Qualified Stock Option Agreement under 1998 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed with the Securities and Exchange Commission on May 10, 2005, File No. 000-25323).

10.15
Supply Agreement, effective as of January 1, 2012, between AMRI Rensselaer and GE Healthcare AS (incorporated herein by reference to Exhibit 10.15 (with certain information omitted pursuant to a request for confidential treatment and filed with the Securities and Exchange Commission) to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on August 27, 2013, File No. 001-35622).

10.16
License and Research Agreement, dated as of October 20, 2005, between Albany Molecular Research, Inc., AMR Technology, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 000-25323).

10.17*
Amended and Restated Employment Agreement, dated as of April 5, 2012, by and between the Company and Thomas E. D’Ambra, Ph.D. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2012, File No. 000-25323).

10.18*
Amended and Restated Employment Agreement, dated as of April 5, 2012, by and between the Company and Mark T. Frost (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2012, File No. 000-25323).

10.19*
Separation Agreement, dated September 10, 2012, between Albany Molecular Research, Inc. and Mark T. Frost (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Securities and Exchange Commission on November 9, 2012, File No. 001-35622).

10.20
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

10.21*
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
10.24
Credit and Security Agreement dated April 11, 2012, by and among Albany Molecular Research, Inc., AMRI Rensselaer, Inc., AMRI Burlington, Inc., AMRI Bothell Research Center, Inc. and Wells Fargo Bank, National Association. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2012, File No. 000-25323)

10.25
First Amendment, dated December 20, 2012, to Credit and Security Agreement dated April 11, 2012, by and among Albany Molecular Research, Inc., AMRI Rensselaer, Inc., AMRI Burlington, Inc., and AMRI Bothell Research Center, Inc., as the borrower and Wells Fargo Bank, National Association as the lender (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on March 18, 2013, File No. 001-35622).

10.26
Second Amendment, dated November 13, 2013, to Credit and Security Agreement dated April 11, 2012, by and among Albany Molecular Research, Inc., AMRI Rensselaer, Inc., AMRI Burlington, Inc., and AMRI Bothell Research Center, Inc., as the borrower and Wells Fargo Bank, National Association as the lender (filed herein).

10.27
Development and Supply Agreement between Organichem Corporation (now AMRI Rensselaer, Inc., a wholly-owned subsidiary of the Company) and Purepac Pharmaceuticals Co. (now Actavis, Inc.) effective May 10, 2000 (incorporated herein by reference to Exhibit 10.26 (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on March 18, 2013, File No. 001-35622).

10.28*	Separation Agreement, dated October 16, 2013, by and between the Company and Bruce J. Sargent (filed herein).
10.29*
Amended Employment Agreement, effective September 17, 2012, as amended on December 27, 2012, between Albany Molecular Research, Inc. and Michael M. Nolan (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on March 18, 2013, File No. 001-35622).

10.30*
Amended Form of Restricted Stock Award Agreement under the 2008 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on March 18, 2013, File No. 001-35622).

10.31*
Amended Form of Non-Qualified Stock Option Agreement under the 2008 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on March 18, 2013, File No. 001-35622).

10.32*
Employment Agreement, dated September 5, 2013, by and between Albany Molecular Research, Inc. and William S. Marth (incorporated herein by reference to Exhibit 10.1 the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, File No. 001-35622).

10.33*
Transition Agreement, dated September 6, 2013, by and between Albany Molecular Research, Inc. and Thomas E. D’Ambra, Ph.D. (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, File No. 001-35622).

10.34*	Employment Agreement, dated as of October 16, 2013, by and between the Company and Michael Luther, Ph.D. (filed herein).
10.35
Call Option Transaction Confirmation, dated November 19, 2013, between Albany Molecular Research, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2013, File No. 001-35622).

10.36
Call Option Transaction Confirmation, dated November 19, 2013, between Albany Molecular Research, Inc. and Morgan Stanley & Co. International plc (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2013, File No. 001-35622).

Exhibit
No.	Description
10.37
Base Warrants Confirmation, dated November 19, 2013, between Albany Molecular Research, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2013, File No. 001-35622).

10.38
Base Warrants Confirmation, dated November 19, 2013, between Albany Molecular Research, Inc. and Morgan Stanley & Co. International plc (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2013, File No. 001-35622).

10.39
Amendment to Call Option Transaction Confirmation, dated November 29, 2013, between Albany Molecular Research, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2013, File No. 001-35622).

10.40
Amendment to Call Option Transaction Confirmation, dated November 29, 2013, between Albany Molecular Research, Inc. and Morgan Stanley & Co. International plc (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2013, File No. 001-35622).

10.41
Additional Warrants Confirmation, dated November 29, 2013, between Albany Molecular Research, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2013, File No. 001-35622).

10.42
Additional Warrants Confirmation, dated November 29, 2013, between Albany Molecular Research, Inc. and Morgan Stanley & Co. International plc (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2013, File No. 001-35622).

10.43*	Second Amended 1998 Employee Stock Purchase Plan of the Company, approved on June 5, 2013 (filed herein).
10.44*	Second Amended 2008 Stock Option and Incentive Plan, approved on June 5, 2013 (filed herein).
21.1	Subsidiaries of the Company (filed herein).
23.1	Consent of KPMG LLP (filed herein).
31.1	Rule 13a-14(a)/15d-14(a) certification (filed herein).
31.2	Rule 13a-14(a)/15d-14(a) certification (filed herein).
32.1	Section 1350 certification (furnished herein). (1)
32.2	Section 1350 certification (furnished herein). (1)
101
XBRL (extensible Business Reporting Language).  The following materials from Albany Molecular Research, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations , (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

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

Dated: March 17, 2014	Albany Molecular Research, Inc.

	By:	/s/ William S. Marth
William S. Marth
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William S. Marth	President, Chief Executive Officer	March 17, 2014
William S. Marth	(Principal Executive Officer)

/s/ Michael M. Nolan	Vice President, Chief Financial Officer and Treasurer	March 17, 2014
Michael M. Nolan	(Principal Financial and Accounting Officer)

/s/ Thomas E. D’Ambra	Chairman of the Board	March 17, 2014
Thomas E. D’Ambra, Ph.D.

/s/ Veronica G.H. Jordan	Director	March 17, 2014
Veronica G.H. Jordan, Ph.D.

/s/ Gabriel Leung	Director	March 17, 2014
Gabriel Leung

/s/ Kevin O’Connor	Director	March 17, 2014
Kevin O’Connor

/s/ Arthur J. Roth	Director	March 17, 2014
Arthur J. Roth

/s/ Una S. Ryan	Director	March 17, 2014
Una S. Ryan, Ph.D., O.B.E.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
ALBANY MOLECULAR RESEARCH, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Albany Molecular Research, Inc.:

We have audited the accompanying consolidated balance sheets of Albany Molecular Research, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Albany Molecular Research, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Albany Molecular Research, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Albany, New York
March 17, 2014

ALBANY MOLECULAR RESEARCH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2013, 2012 and 2011
(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Contract revenue	$210,001	$189,858	$169,611
Recurring royalties	36,574	35,988	35,034
Milestone revenue	–	840	3,000
Total revenue	246,575	226,686	207,645
Cost of contract revenue	171,923	168,064	168,470
Technology incentive award	2,767	3,143	3,557
Research and development	414	906	7,939
Selling, general and administrative	42,256	40,904	41,071
Goodwill impairment	—	—	15,812
Property and equipment impairment	1,857	8,334	4,674
Intangible asset impairment	—	—	856
Restructuring charges	7,183	4,632	1,271
Arbitration charge	—	—	127
Total costs and expenses	226,400	225,983	243,777
Income (loss) from operations	20,175	703	(36,132)
Interest expense	(1,255)	(463)	(714)
Interest income	11	9	131
Other income (expense) net	772	(130)	77
Income (loss) before income tax expense (benefit)	19,703	119	(36,638)
Income tax expense (benefit)	7,023	3,896	(4,342)
Net income (loss)	$12,680	$(3,777)	$(32,296)

Basic earnings (loss) per share	$0.41	$(0.12)	$(1.08)
Diluted earnings (loss) per share	$0.40	$(0.12)	$(1.08)

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2013, 2012 and 2011
(In thousands)

	Years Ended December 31,
	2013	2012	2011
Net income (loss)	$12,680	$(3,777)	$(32,296)
Unrealized gain (loss) on marketable securities, net of taxes	–	1	(21)
Foreign currency translation (loss) gain	(2,529)	1,239	(4,813)
Net actuarial gain (loss) of pension and postretirement benefits	1,547	531	(2,292)
Total comprehensive income (loss)	$11,698	$(2,006)	$(39,422)

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012
(In thousands, except per share amounts)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$175,928	$23,293
Restricted cash	714	702
Accounts receivable, net	52,216	42,496
Royalty income receivable	7,523	8,180
Inventory	31,991	28,216
Prepaid expenses and other current assets	7,061	7,337
Deferred income taxes	3,586	3,200
Total current assets	279,019	113,424

Property and equipment, net	127,775	135,519
Notes hedges	22,654	—
Restricted cash	3,810	4,524
Intangible assets and patents, net	3,042	3,065
Deferred income taxes	2,047	3,520
Other assets	6,921	2,810
Total assets	$445,268	$262,862

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$24,179	$18,194
Deferred revenue and licensing fees	6,588	7,365
Accrued compensation	5,995	5,372
Arbitration reserve	1,351	2,717
Income taxes payable	3,954	1,148
Accrued pension benefits	811	414
Current installments of long-term debt	1,024	776
Total current liabilities	43,902	35,986
Long-term liabilities:
Long-term debt, excluding current installments	123,135	7,227
Notes conversion derivative	22,654	—
Deferred licensing fees	1,926	2,857
Pension and postretirement benefits	6,059	8,691
Deferred income taxes	631	753
Other long-term liabilities	1,257	1,207
Total liabilities	199,564	56,721
Commitments and contingencies (Notes 10 and 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 50,000 shares, 37,023 shares issued in 2013 and 36,326 shares issued in 2012	370	363
Additional paid-in capital	235,806	207,784
Retained earnings	87,857	75,177
Accumulated other comprehensive loss, net	(11,277)	(10,295)
	312,756	273,029
Less, treasury shares at cost, 5,425 shares in 2013 and 5,411 shares in 2012	(67,052)	(66,888)
Total stockholders’ equity	245,704	206,141
Total liabilities and stockholders’ equity	$445,268	$262,862

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2013, 2012 and 2011
(In thousands)

						Accumulated
		Common Stock		Additional		Other	Treasury Stock
	Preferred	Number of	Par	Paid-in	Retained	Comprehensive	Number of
	Stock	Shares	Value	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balances at January 1, 2011	$—	35,667	$357	$203,964	$111,250	$(4,940)	(5,411)	$(66,888)	$243,743
Net loss					(32,296)				(32,296)
Unrealized loss on investment securities, available-for-sale, net of taxes						(21)			(21)
Pension and other postretirement benefits:
Amortization of actuarial loss, net of taxes						323			323
Current year actuarial loss, net of taxes						(2,615)			(2,615)
Foreign currency translation loss						(4,813)			(4,813)
Tax expense from share-based compensation				(202)					(202)
Share-based payment expense				1,643					1,643
Issuance of restricted stock		318	3	(4)					(1)
Forfeiture of unearned compensation - restricted stock		(124)	(1)	2					1
Issuance of common stock in connection with stock option plan and ESPP		155	1	671					672
Balances at December 31, 2011	—	36,016	360	206,074	78,954	(12,066)	(5,411)	(66,888)	206,434
Net loss					(3,777)				(3,777)
Unrealized loss on investment securities, available-for-sale, net of taxes						1			1
Pension and other postretirement benefits:
Amortization of actuarial loss, net of taxes						498			498
Current year actuarial gain, net of taxes						33			33
Foreign currency translation gain						1,239			1,239
Tax shortfall from share-based compensation				(747)					(747)
Share-based payment expense				1,896					1,896
Issuance of restricted stock		140	1	(2)					(1)
Forfeiture of unearned compensation - restricted stock		(56)	-	34					34
Issuance of common stock in connection with stock option plan and ESPP		226	2	529					531
Balances at December 31, 2012	—	36,326	363	207,784	75,177	(10,295)	(5,411)	(66,888)	206,141
Net income					12,680				12,680
Pension and other postretirement benefits:
Amortization of actuarial loss, net of taxes						535			535
Current year actuarial gain, net of taxes						1,012			1,012
Foreign currency translation gain						(2,529)			(2,529)
Excess tax benefit from share-based compensation				785					785
Share-based payment expense				2,620					2,620
Issuance of restricted stock		266	3	(2)					1
Forfeiture of unearned compensation - restricted stock		(49)	(1)	(3)					(4)
Issuance of common stock in connection with stock option plan and ESPP		480	5	1,522					1,527
Treasury repurchases							(14)	(164)	(164)
Sale of Warrants				23,100					23,100
Balances at December 31, 2013	$—	37,023	$370	$235,806	$87,857	$(11,277)	(5,425)	$(67,052)	$245,704

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
December 31, 2013 and 2012
(In thousands, except per share amounts)

	Year ended December 31,
	2013	2012	2011
Operating Activities
Net income (loss)	$12,680	$(3,777)	$(32,296)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,871	17,332	17,970
Accretion of discount on long-term debt	531	—	—
Provision for doubtful accounts	267	148	200
Deferred income tax benefit	125	3,368	(976)
Goodwill impairment	—	—	15,812
Property and equipment impairment	1,857	8,334	4,674
Intangible asset impairment	—	—	856
Loss on disposal of property and equipment	234	176	83
Share-based compensation expense	2,620	1,896	1,643
Excess tax benefit of stock option exercises	(785)	—	—
Other	20	41	224
Changes in operating assets and liabilities that provide (use) cash:
Accounts receivable	(9,987)	(12,207)	2,129
Royalty income receivable	657	(1,361)	597
Inventory	(5,141)	(3,577)	(4,618)
Prepaid expenses and other assets	541	1,467	3,794
Accounts payable, accrued compensation and accrued expenses	7,697	196	(6,233)
Income taxes receivable/payable	3,591	4,555	4,258
Deferred revenue and licensing fees	(1,708)	(528)	(9,047)
Pension and postretirement benefits	145	(540)	(355)
Other long-term liabilities	(1,039)	(186)	(196)
Net cash provided by (used in) operating activities	28,176	15,337	(1,481)
Investing Activities
Purchases of marketable securities	—	—	(817)
Proceeds from sales and maturities of marketable securities	—	213	16,044
Purchases of property and equipment	(11,135)	(9,890)	(10,837)
Payments for patent applications and other costs	(411)	(552)	(423)
Proceeds from disposal of property and equipment	300	447	—
Net cash (used in) provided by investing activities	(11,246)	(9,782)	3,967
Financing Activities
Issuance of long-term debt	150,000	5,000	—
Proceeds from sale of warrants	23,100	—	—
Payment for bond hedge options	(33,600)
Principal payments on long-term debt	(775)	(2,839)	(7,370)
Deferred financing costs	(4,690)	—	—
Purchases of treasury stock	(164)	—	—
Changes in restricted cash	702	(5,226)	—
Tax benefit (expense) of stock option exercises	785	—	(270)
Proceeds from exercise of options and Employee Stock Purchase Plan	1,527	531	671
Net cash provided by (used in) financing activities	136,885	(2,534)	(6,969)
Effect of exchange rate changes on cash flows	(1,180)	288	(1,280)
Increase (decrease) in cash and cash equivalents	152,635	3,309	(5,763)
Cash and cash equivalents at beginning of year	23,293	19,984	25,747
Cash and cash equivalents at end of year	$175,928	$23,293	$19,984

Supplemental disclosure of non-cash activities:
Actuarial loss (gain) on pension and other postretirement liability, net of tax	$1,547	$531	$(2,292)
Issuance of restricted stock	$1,960	$436	$1,647
Non-cash forgiveness of arbitration reserve	$1,366	$1,365	$5,716
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,251	$463	$714
Income taxes	$3,398	$759	$910

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012
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

Basis of Presentation:

The consolidated financial statements include the accounts of Albany Molecular Research, Inc. (“AMRI”) and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated during consolidation. When necessary, prior years’ consolidated financial statements have been reclassified to conform to the current year presentation. Assets and liabilities of non-U.S. operations are translated at period-end rates of exchange, and the statements of operations are translated at the average rates of exchange for the period. Gains or losses resulting from translating non-U.S. currency financial statements are recorded in the consolidated statements of comprehensive income (loss) and in accumulated other comprehensive loss in the accompanying consolidated balance sheets.

Use of Management Estimates:

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The most significant estimates included in the accompanying consolidated financial statements include assumptions regarding the valuation of inventory, intangible assets, and long-lived assets. Other significant estimates include assumptions utilized in determining actuarial obligations in conjunction with the Company’s pension and postretirement health plans, the amount and realizabilty of deferred tax assets, assumptions utilized in determining stock-based compensation, assumptions utilized in determining the value of both the notes hedges and the notes conversion derivative and assumptions related to the collectability of receivables. Actual results can vary from these estimates.

Contract Revenue Recognition:

The Company’s contract revenue consists primarily of amounts earned under contracts with third-party customers and reimbursed expenses under such contracts. Reimbursed expenses consist of chemicals and other project specific costs. The Company also seeks to include provisions in certain contracts that contain a combination of up-front licensing fees, milestone and royalty payments should the Company’s proprietary technology and expertise lead to the discovery of new products that become commercial. Generally, the Company’s contracts may be terminated by the customer upon 30 days’ to two year’s prior notice, depending on the terms and/or size of the contract. The Company analyzes its agreements to determine whether the elements can be separated and accounted for individually or as a single unit of accounting in accordance with the FASB’s Accounting Standards Codification (“ASC”) 605-25, “Revenue Arrangements with Multiple Deliverables,” and Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”. Allocation of revenue to individual elements that qualify for separate accounting is based on the separate selling prices determined for each component, and total contract consideration is then allocated pro rata across the components of the arrangement. If separate selling prices are not available, the Company will use the best estimate of selling price, consistent with the overall pricing strategy and after consideration of relevant market factors.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012
(In thousands, except per share amounts)

The Company generates contract revenue under the following types of contracts:

Fixed-Fee. Under a fixed-fee contract, the Company charges a fixed agreed upon amount for a deliverable. Fixed-fee contracts have fixed deliverables upon completion of the project. Typically, the Company recognizes revenue for fixed-fee contracts after projects are completed, delivery is made and title transfers to the customer, and collection is reasonably assured. In certain instances, the Company’s customers request that the Company retain materials produced upon completion of the project due to the fact that the customer does not have a qualified facility to store those materials or for other reasons.  In these instances, the revenue recognition process is considered complete when project documents have been delivered to the customer, as required under the arrangement, or other customer-specific contractual conditions have been satisfied.

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

Recurring Royalty and Milestone Revenues

Recurring Royalties Revenue.  Recurring royalties include royalties under a license agreement with Sanofi based on the worldwide net sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere, as well as on sales of Sanofi’s authorized or licensed generics and sales by certain authorized sub-licensees. The Company records royalty revenue in the period in which the net sales of Allegra/Telfast occur, because it can reasonably estimate such royalties. Royalty payments from Sanofi are due within 45 days after each calendar quarter and are determined based on net sales of Allegra/Telfast and Teva Pharmaceuticals’ net sales of generic D-12 in that quarter.  The Company receives additional royalties in conjunction with a Development and Supply Agreement with Actavis, Inc (“Actavis”).  These royalties, which the Company began receiving in the third quarter of 2012, are earned on net sales of a generic product sold by its customer.  The Company records royalty revenue in the period in which the net sales of this product occur.  Royalty payments from Actavis are due within 60 days after each calendar quarter and are determined based on sales of the qualifying product in that quarter.

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

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012
(In thousands, except per share amounts)

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

No milestone revenue was recognized in the year ended December 31, 2013.  For the years ended December 31, 2012 and 2011, the Company recognized clinical development milestones of $800 and $3,000, respectively, under the BMS Agreement, and no additional amounts for each such period under the Genentech Agreement.

Cash, Cash Equivalents and Restricted Cash:

Cash equivalents consist of money market accounts and overnight deposits. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012
(In thousands, except per share amounts)

Upon entering into a new credit agreement in April 2012, the Company was required to maintain a $5,000 restricted cash balance to partially collateralize the revolving line of credit.  In conjunction with an amendment to the credit agreement dated December 20, 2012, the restricted cash requirement is directly reduced by the amount of principal payments made on the term loan which began in May 2013.  The restricted cash balance at December 31, 2013 was $4,524.

Allowance for Doubtful Accounts:

The Company records an allowance for doubtful accounts for estimated receivable losses. Management reviews outstanding receivable balances on a regular basis in order to assess the collectability of these balances, and adjusts the allowance for doubtful accounts accordingly. The allowance and related accounts receivable are reduced when the account is deemed uncollectible.

Allowances for doubtful accounts were $815 and $487 as of December 31, 2013 and 2012, respectively.

Inventory:

Inventory consists primarily of commercially available fine chemicals used as raw materials, work-in-process and finished goods in the Company’s large-scale manufacturing plants.  Large-scale manufacturing inventories are valued on a first-in, first-out (“FIFO”) basis.  Inventories are stated at the lower of cost or market.  The Company writes down inventories equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  Any such write-down, which represents a new cost basis for the inventory, results in a charge to operations.

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

Equity Investments:

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

The Company records an impairment charge when an investment has experienced a decline in value that is other-than-temporary.  Future adverse changes in market conditions or poor operating results of underlying investments could result in the Company’s inability to recover the carrying value of the investment thereby requiring an impairment charge in the future.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012
(In thousands, except per share amounts)

The carrying value of the equity investment at December 31, 2013 and 2012 was $956 and is included within “other assets” on the accompanying consolidated balance sheets.

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

Patents, Patent Application Costs and Customer Relationships:

The costs of patents issued and acquired are being amortized on the straight-line basis over the estimated remaining lives of the issued patents.  Patent application and processing costs are capitalized and amortized over the estimated life once a patent is acquired or expensed in the period the patent application is denied or the related appeal process has been exhausted.

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

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012
(In thousands, except per share amounts)

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

Derivative Instruments and Hedging Activities:

The Company accounts for derivatives in accordance with FASB ASC Topic 815, Derivative and Hedging, which establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value.  Additionally, changes in the derivative’s fair value shall be recognized currently in earnings unless specific hedge accounting criteria are met.

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

Earnings Per Share:

The Company computes net earnings (loss) per share in accordance with ASC 260-20 “Earnings per Share”.  Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share would reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company (such as stock options).

The following table provides basic and diluted earnings per share calculations:

	Year Ended December 31, 2013			Year Ended December 31, 2012			Year Ended December 31, 2011
		Weighted			Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Loss	Shares	Amount	Loss	Shares	Amount
Basic earnings (loss) per share	$12,680	30,912	$0.41	$(3,777)	30,318	$(0.12)	$(32,296)	29,961	$(1.08)
Dilutive effect of share-based equity	—	936	(0.01)	—	—	—	—	—	—
Diluted earnings (loss) per share	$12,680	31,848	$0.40	$(3,777)	30,318	$(0.12)	$(32,296)	29,961	$(1.08)

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012
(In thousands, except per share amounts)

The Company has excluded certain outstanding stock options and non-vested restricted shares from the calculation of diluted earnings per share for the year ended December 31, 2013 because of anti-dilutive effects. The Company has excluded all outstanding stock options and non-vested restricted shares from the calculation of diluted earnings per share for the years ended December 31, 2012 and 2011 because the net loss causes these outstanding stock options and non-vested restricted shares to be anti-dilutive.

The weighted average number of anti-dilutive common equivalents outstanding was 1,363, 1,712 and 1,852 for the years ended December 31, 2013, 2012 and 2011, respectively, and were excluded from the calculation of diluted earnings (loss) per share.

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

Subsequent Events:

The Company evaluates subsequent events at the date of the balance sheet as well as conditions that arise after the balance sheet date but before the financial statements are issued. The effects of conditions that existed at the date of the balance sheet date are recognized in the financial statements. Events and conditions arising after the balance sheet date but before the financial statements are issued are evaluated to determine if disclosure is required to keep the financial statements from being misleading. To the extent such events and conditions exist, if any, disclosures are made regarding the nature of events and the estimated financial effects for those events and conditions. For purposes of preparing the accompanying consolidated financial statements and the notes to these financial statements, the Company evaluated subsequent events through the date the accompanying consolidated financial statements were issued.

2.	Restructuring

During 2012, the Company announced its decisions to cease operations at its Budapest, Hungary and Bothell, Washington facilities. The goal of these restructuring activities was to advance the Company’s continued strategy of increasing global competitiveness and remaining diligent in managing costs by improving efficiency and customer service and by realigning resources to meet shifting customer demand and market preferences, while optimizing our location footprint.  In connection with these activities, the Company recorded restructuring charges in its Discovery, Drug Development and Small Scale Manufacturing (“DDS”) operating segment of $6,538 during 2013 and $4,355 during 2012.  These amounts primarily consist of $1,728 for termination benefits, $445 for repayment of government incentive programs and $8,720 for lease termination settlements and fees and other administrative costs.

The Company exited the Hungary facility in 2012.  During 2013, the Company reached agreement with the landlord of that facility requiring AMRI Hungary to pay approximately $1,890 to settle the litigation in Hungary that resulted from the termination of the lease following the cessation of operations in Budapest, Hungary.  Of this amount, $1,100 was recorded in 2012 as the Company’s initial estimate of its liability under this lease.  The remaining $822 is included in the restructuring charge taken during 2013. This settlement amount was paid in the second half of 2013.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012
(In thousands, except per share amounts)

The following table displays the restructuring activity and liability balances for the year ended and as of December 31, 2013:

				Foreign
				Currency
				Translation &
	Balance at		Amounts	Other	Balance at
	January 1,	Charges/	Paid/	Adjustments	December 31,
	2013	(reversals)	Adjustments	(1)	2013
Termination benefits and personnel realignment	$386	$1,047	$(1,114)	$4	$323
Lease termination and relocation charges	1,405	5,997	(4,950)	1,130	3,582
Other	470	139	(139)	1	471
Total	$2,261	7,183	$(6,203)	$1,135	$4,376

(1)	Included in lease termination and relocation charges adjustments are reclassifications of unamortized deferred rent balances from accrued expenses into the restructuring reserve of $1,148.

The following table displays the restructuring activity and liability balances for the year ended and as of December 31, 2012:

				Foreign
	Balance at			Currency	Balance at
	January 1,	Charges/	Amounts	Translation	December 31,
	2012	(reversals)	Paid	Adjustments	2012
Termination benefits and personnel realignment	$456	$1,076	$(1,154)	$8	$386
Lease termination and relocation charges	1,128	2,713	(2,446)	10	1,405
Other	354	843	(727)	–	470
Total	$1,938	$4,632	$(4,327)	$18	$2,261

Termination benefits and personnel realignment costs relate to severance packages, outplacement services, and career counseling for employees affected by the restructuring.  Lease termination charges relate to estimated costs associated with exiting a facility, net of estimated sublease income.

Restructuring charges are included under the caption “Restructuring charges” in the consolidated statements of operations for the years ended December 31, 2013 and 2012 and the restructuring liabilities are included in “Accounts payable and accrued expenses” and “other long-term liabilities” on the consolidated balance sheets at December 31, 2013 and 2012.

Anticipated cash outflow related to the restructuring reserves as of December 31, 2013 for 2014 is approximately $3,152.

In conjunction with the Company’s actions to optimize its location footprint, the Company also recorded property and equipment impairment charges of $1,857 and $8,334 during the years ended December 31, 2013 and 2012, respectively, in the DDS segment.  Included in the 2013 charges was $1,323 of impairment charges related to the disposition of certain movable equipment located at the former Hungary facility.  These charges are included under the caption “Property and equipment impairment” on the Consolidated Statement of Operations for the years ended December 31, 2013 and 2012.

3.     Inventory

Inventory consisted of the following at December 31, 2013 and 2012:

	December 31,
	2013	2012
Raw materials	$8,384	$8,575
Work in process	3,314	2,949
Finished goods	20,293	16,692
Total inventories, at cost	$31,991	$28,216

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012
(In thousands, except per share amounts)

4.	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2013	2012
Laboratory equipment and fixtures	$147,747	$149,448
Office equipment	33,604	32,985
Leasehold improvements	38,856	39,612
Buildings	61,802	62,146
Land	2,679	2,676
	284,688	286,867
Less accumulated depreciation and amortization	(166,988)	(158,972)
	117,700	127,895
Construction-in-progress	10,075	7,624
	$127,775	$135,519

Depreciation and amortization expense of property and equipment was approximately $15,151, $16,253 and $16,754 for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company recorded long-lived asset impairment charges of $1,857, $8,334 and $4,674 for the years ended December 31, 2013, 2012 and 2011, respectively.

5.	Intangible Assets

The components of intangible assets are as follows:

		Accumulated		Amortization
	Cost	Amortization	Net	Period
December 31, 2013
Patents and Licensing Rights	$4,318	$(1,514)	$2,804	2-16 years
Customer Relationships	815	(577)	238	5 years
Total	$5,133	$(2,091)	$3,042

December 31, 2012
Patents and Licensing Rights	$4,333	$(1,669)	$2,664	2-16 years
Customer Relationships	815	(414)	401	5 years
Total	$5,148	$(2,083)	$3,065

Amortization expense related to intangible assets for the years ended December 31, 2013, 2012 and 2011 was $429, $466 and $529, respectively.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012
(In thousands, except per share amounts)

The following chart represents estimated future annual amortization expense related to intangible assets:

Year ending December 31,
2014	$426
2015	338
2016	263
2017	263
2018	259
Thereafter	1,493
Total	$3,042

6.	Debt

The following table summarizes long-term debt:

	December 31,	December 31,
	2013	2012
Convertible senior notes, net of unamortized debt discount	$116,931	$–
Term loan	4,524	5,000
Industrial development authority bond	2,695	2,990
Miscellaneous loan	9	13
	124,159	8,003
Less current portion	(1,024)	(776)
Total long-term debt	$123,135	$7,227

The aggregate maturities of long-term debt, exclusive of unamortized debt discount of $33,069 at December 31, 2013 are as follows:

2014	$1,024
2015	1,029
2016	1,034
2017	2,711
2018	150,340
Thereafter	1,090
Total	$157,228

Convertible Senior Notes

On December 4, 2013,  the Company completed a private offering of $150,000 aggregate principal amount of 2.25% Cash Convertible Senior Notes (the “Notes”), dated as of December 4, 2013 between the Company and Wilmington Trust, National Association, as Trustee.  The Notes will mature on November 15, 2018, unless earlier repurchased or converted into cash in accordance with their terms prior to such date and interest will be paid in arrears semiannually on each May 15 and November 15 at an annual rate of 2.25% beginning on May 15, 2014. The Notes were offered and sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act").

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012
(In thousands, except per share amounts)

The Notes are not convertible into the Company's common stock or any other securities under any circumstances. Holders may convert their Notes solely into cash at their option at any time prior to the close of business on the business day immediately preceding May 15, 2018 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2013 (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per thousand dollars principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after May 15, 2018 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes solely into cash at any time, regardless of the foregoing circumstances. Upon conversion, in lieu of receiving shares of the Company's common stock, a holder will receive, per thousand dollars principal amount of Notes, an amount in cash equal to the settlement amount, determined in the manner set forth in the indenture.

The initial conversion rate is 63.9844 shares of the Company's common stock per thousand dollars principal amount of Notes (equivalent to an initial conversion price of approximately $15.63 per share of common stock). The conversion rate is subject to adjustment in some events as described in the Indenture but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company has agreed to pay a cash make-whole premium by increasing the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event in certain circumstances as described in the indenture.

The Company may not redeem the Notes prior to the maturity date, and no sinking fund is provided for the Notes.

The cash conversion feature of the Notes (“Notes Conversion Derivative”) requires bifurcation from the Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability.  The fair value of the Notes Conversion Derivative at the time of issuance of the Notes was $33,600 and was recorded as original debt discount for purposes of accounting for the debt component of the Notes. This discount is amortized as interest expense using the effective interest method over the term of the Notes. For the year ended December 31, 2013, the Company recorded $531 of amortization of the debt discount as interest expense based upon an effective rate of 7.69%.

The components of the Notes were as follows:

	December 31,
	2013	2012
Principal amount	$150,000	$–
Unamortized debt discount	33,069	–
Net carrying amount of Notes	$116,931	$–

In connection with the pricing of the Notes, on November 19, 2013, the Company entered into cash convertible note hedge transactions (“Notes Hedges”) relating to a notional number of shares of the Company's common stock underlying the Notes to be issued by the Company with two counterparties (the "Option Counterparties").  The Notes Hedges, which are cash-settled, are intended to reduce the Company’s exposure to potential cash payments that we are required to make upon conversion of the Notes in excess of the principal amount of converted notes if our common stock price exceeds the conversion price.  The Notes Hedges are accounted for as a derivative instrument in accordance with ASC Topic 815.  The aggregate cost of the note hedge transaction was $33,600.

At the same time, the Company also entered into separate warrant transactions with each of the Option Counterparties initially relating, in the aggregate, to 9,598 shares of the Company's common stock underlying the note hedge transactions. The cash convertible note hedge transactions are intended to offset cash payments due upon any conversion of the Notes. However, the warrant transactions could separately have a dilutive effect to the extent that the market price per share of the Company's common stock (as measured under the terms of the warrant transactions) exceeds the applicable strike price of the warrants. The initial strike price of the warrants is $18.9440 per share, which is 60% above the last reported sale price of the Company's common stock of $11.84 on November 19, 2013 and proceeds of $23,100 were received from the Option Counterparties from the sale of the warrants.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012
(In thousands, except per share amounts)

Aside from the initial payment of a $33,600 premium to the Option Counterparties, the Company is not required to make any cash payments to the Option Counterparties under the Note Hedges and will be entitled to receive from the Option Counterparties an amount of cash, generally equal to the amount by which the market price per share of common stock exceeds the strike price of the Note Hedges during the relevant valuation period. The strike price under the Note Hedges is initially equal to the conversion price of the Notes. Additionally, if the market price per share of the Company's common stock, as measured under the warrant transactions, exceeds the strike price of the warrants during the measurement period at the maturity of the warrants, the Company will be obligated to issue to the Option Counterparties a number of shares of the Company's common stock in an amount based on the excess of such market price per share of the Company's common stock over the strike price of the warrants. The Company will not receive any proceeds if the warrants are exercised.

Neither the Notes Conversion Derivative nor the Notes Hedges qualify for hedge accounting, thus any changes in the fair market value of the derivatives is recognized immediately in the statements of operations.  As of December 31, 2013, the changes in fair market value of the Notes Conversion Derivative and the Notes Hedges were equal, therefore there was no change in fair market value that was recognized in the statements of operations.

The following table summarizes the fair value and the presentation in the consolidated balance sheet:

	Location on Balance Sheet	December 31,
		2013	2012
Notes Hedges	Other assets	$22,654	$–
Notes Conversion Derivative	Other liabilities	$(22,654)	$–

Term Loan and Revolving Credit Facility

In April 2012, the Company entered into a $20,000 credit facility consisting of a 4-year, $5,000 term loan and a $15,000 revolving line of credit.  The Company used a portion of the initial proceeds borrowed under the term loan to repay all amounts due under its prior credit agreement.  As of December 31, 2013, the Company had no amounts outstanding on the revolving line of credit and $6,158 of outstanding letters of credit secured by this line of credit.  The amount available to be borrowed under the revolving line of credit at December 31, 2013 is $8,842.

Borrowings under this agreement bear interest at a fluctuating rate equal to: (i) in the case of the term loan, the sum of (a) an interest rate equal to daily three month LIBOR, plus (b) 3.25%; and (ii) in the case of advances under the revolving line of credit, the sum of (a) an interest rate equal to daily three month LIBOR, plus (b) 2.75%.  As of December 31, 2013, the interest rate on the term loan was 3.5%.

The credit facility contains financial covenants, including a minimum fixed charge coverage ratio which commenced in 2013 and extends for the remaining term of the agreement, maximum quarterly year-to-date capital expenditures, minimum monthly domestic unrestricted cash and maximum average monthly cash reserves held at international locations.  As of December 31, 2013, the Company was in compliance with its current financial covenants.

IDA Bonds

The Company maintains variable interest rate industrial development authority (“IDA”) bonds due in increasing annual installments through 2021.  Interest payments are due monthly with a current interest rate of 0.16% at December 31, 2013.  The amount outstanding as of December 31, 2013 was $2,695.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012
(In thousands, except per share amounts)

7. Income Taxes

The components of income (loss) before taxes and income tax expense (benefit) are as follows:

	Year Ended December 31,
	2013	2012	2011
Income (loss) before taxes:
U.S.	$19,490	$9,990	$(19,498)
Foreign	213	(9,871)	(17,140)
	$19,703	$119	$(36,638)
Income tax expense (benefit):
Current:
Federal	$6,155	$188	$(5,099)
State	—	—	157
Foreign	743	330	824
	6,898	518	(4,118)
Deferred:
Federal	227	3,399	(839)
State	—	—	—
Foreign	(102)	(21)	615
	125	3,378	(224)
	$7,023	$3,896	$(4,342)

The differences between income tax expense (benefit) and income taxes computed using a federal statutory rate of 35% for the years ended December 31, 2013, 2012 and 2011, were as follows:

	Year Ended December 31,
	2013	2012	2011
Pre-tax income (loss) at statutory rate	$6,896	$42	$(12,807)
Increase (reduction) in taxes resulting from:
Tax-exempt interest income	—	—	(35)
State taxes, net of federal benefit and valued credits	—	—	102
Rate differential on foreign operations	(1,018)	1,666	324
Domestic production deduction	(602)	(79)	—
Change in valuation allowance	4,518	671	1,642
Research and development credits	(723)	10	(115)
Employee Stock Purchase Plan	85	56	96
Goodwill impairment	—	—	4,594
Increase (reduction) in uncertain tax position reserves	—	—	326
Other, net	(2,133)	1,530	1,531
	$7,023	$3,896	$(4,342)

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012
(In thousands, except per share amounts)

The tax effects of temporary differences giving rise to significant portions of the deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
Deferred tax assets:
Nondeductible accrued expenses	$458	$1,181
Library amortization and impairment charges	1,808	1,922
Inventories	1,799	1,676
State tax credit carry-forwards	5,178	5,071
Investment write-downs and losses	867	867
Deferred income	1,090	1,781
Share-based compensation	1,377	1,131
Goodwill and intangibles	5,938	6,743
Arbitration reserve	473	951
Restructuring	2,619	1,655
Pension	2,432	3,270
Net operating loss carry-forwards	14,954	10,048
Federal tax credit carry-forward	366	920
Other, net	933	892
	40,292	38,108
Less valuation allowance	(21,403)	(16,885)
Deferred tax assets, net	18,889	21,223
Deferred tax liabilities:
Property and equipment depreciation differences	(13,638)	(15,027)
Prepaid real estate taxes	(249)	(229)
Other, net	-	-
Net deferred tax asset	$5,002	$5,967

The Company has tax-effected foreign net operating loss carry-forwards (“NOLs”) of $4,781, which begin to expire in various years beginning in 2014, and tax-effected foreign NOLs of $6,266, which do not expire.  The Company has tax-effected U.S. state NOLs of $3,907 that begin to expire in 2030.

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

	December 31,	December 31,
	2013	2012
U.S.	$10,029	$7,163
Foreign	11,374	9,722
Total valuation allowance	$21,403	$16,885

The Company has determined that the remaining net deferred tax assets are more likely than not to be realized, and therefore no additional valuation allowance is required.  This determination was based on the evaluation of the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences and forecasted operating earnings with focus on the Company’s U.S. operations.  The change in the valuation allowance during 2013 is related to increases in tax attributes in taxing jurisdictions where the Company does not project sufficient taxable income to utilize these attributes.  The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the carry forward period are reduced.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012
(In thousands, except per share amounts)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012
Balance at January 1	$326	$326
Increases related to prior year tax positions	—	—
Decreases related to prior year tax positions	—	—
Balance at December 31	$326	$326

The Company classifies interest expense and penalties related to unrecognized tax benefits as a component of income tax expense.  As of December 31, 2013 the Company has not accrued any penalties related to its uncertain tax position as it believes that it is more likely than not that there will not be any assessment of penalties.  Also as of December 31, 2013, the Company has not accrued any interest related to its uncertain tax positions as the amount is immaterial.

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

The Company has not provided for U.S. income taxes on undistributed earnings of its foreign subsidiaries totaling $16,700 because management considers such earnings to be reinvested indefinitely outside of the U.S. If the earnings are distributed in the future, the Company may be subject to both foreign withholding taxes and U.S. income taxes that may not be fully offset by foreign tax credits, however calculations of the potential tax liability is not necessary or practicable as of December 31, 2013.

8.	Share-based Compensation

During the years ended December 31, 2013, 2012 and 2011, the Company recognized total share-based compensation cost of $2,620, $1,896 and $1,639, respectively, and received cash from stock option exercises and employee stock purchase plan purchases was $1,527, $531 and $671, respectively.

The following are the shares of common stock reserved for issuance at December 31, 2013:

Number of
Shares
Stock Option Plans	2,692
Employee Stock Purchase Plan	474
Shares reserved for issuance	3,166

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012
(In thousands, except per share amounts)

Employee Stock Purchase Plan

The Company’s 1998 Employee Stock Purchase Plan (the “Purchase Plan”) was adopted during August 1998 and amended in November 2010,  June 2011 and June 2013. Up to 1,400 shares of common stock may be issued under the Purchase Plan, which is administered by the Compensation Committee of the Board of Directors. The Purchase Plan establishes two stock offering periods per calendar year, the first beginning on January 1 and ending on June 30, and the second beginning on July 1 and ending December 31. All U.S. employees who work more than twenty hours per week are eligible for participation in the Purchase Plan. Employees who are deemed to own greater than 5% of the combined voting power of all classes of stock of the Company are not eligible for participation in the Purchase Plan.

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

During the years ended December 31, 2013, 2012 and 2011, 163, 182 and 137 shares, respectively, were issued under the Purchase Plan.

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

The per share weighted-average fair value of stock options granted is determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2013	2012	2011
Expected life in years	5	5	5
Interest rate	0.90%	0.83%	1.20%
Volatility	55%	57%	57%
Dividend yield	—	—	—

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012
(In thousands, except per share amounts)

Following is a summary of the status of stock option programs during 2013, 2012 and 2011:

			Weighted Average
		Weighted	Remaining	Aggregate
	Number of	Exercise	Contractual Term	Intrinsic
	Shares	Price	(Years)	Value

Outstanding, January 1, 2011	1,557	$17.43
Granted	1,615	3.03
Exercised	—	—
Forfeited	(213)	18.34
Expired	(197)	35.98
Outstanding, December 31, 2011	2,762	$7.58
Granted	430	3.00
Exercised	—	—
Forfeited	(678)	7.34
Expired	(125)	24.92
Outstanding, December 31, 2012	2,389	$5.90
Granted	354	6.78
Exercised	(310)	3.01
Forfeited	(211)	6.52
Expired	(176)	15.24
Outstanding, December 31, 2013	2,046	$5.62	7.1	$10,214
Options exercisable, December 31, 2013	1,072	$6.56	6.0	$4,740

The weighted average fair value per share of stock options granted during the years ended December 31, 2013, 2012 and 2011 was $3.22, $1.46 and $1.49, respectively.  The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $2,125, $0 and $0, respectively.  The actual tax benefit realized for the tax deductions from stock option exercises was $785 and $0 during the years ended December 31, 2013 and 2012.

As of December 31, 2013, there was $1,551 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested during the years ended December 31, 2013, 2012 and 2011 was approximately $783, $769 and $527, respectively. Of the 2,046 stock options outstanding, we currently expect 1,983 options to vest.

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

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012
(In thousands, except per share amounts)

Following is a summary of the restricted stock activity during 2013, 2012 and 2011:

		Weighted
	Number of	Average Grant Date
	Shares	Fair Value
Outstanding, January 1, 2011	483	$9.61
Granted	318	5.19
Vested	(116)	11.06
Forfeited	(124)	8.06
Outstanding, December 31, 2011	561	$7.14
Granted	140	3.12
Vested	(177)	7.68
Forfeited	(56)	6.16
Outstanding, December 31, 2012	468	$5.85
Granted	266	7.37
Vested	(175)	6.95
Forfeited	(50)	5.64
Outstanding, December 31, 2013	509	$6.28

During the years ended December 31, 2013 and 2012, a total of 50 and 56 shares, respectively, with an unrecognized compensation expense of $279 and $447, respectively, were forfeited.  The amount amortized to expense during years ended December 31, 2013, 2012 and 2011, net of the impact of forfeitures, was approximately $1,070, $932 and $861, respectively.  As of December 31, 2013, there was $2,259 of total unrecognized compensation cost related to non-vested restricted shares. That cost is expected to be recognized over a weighted-average period of 2.0 years. Of the 509 restricted shares outstanding, we currently expect 488 shares to vest.

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

In connection with the renewal of the Shareholder Rights Plan, the Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of Common Stock to stockholders of record as of the close of business on July 30, 2012. The Rights currently are not exercisable and are attached to and trade with the outstanding shares of Common Stock.  Under the Shareholder Rights Plan, the Rights become exercisable if a person becomes an “acquiring person” by acquiring 15% or more of the outstanding shares of Common Stock or if a person commences a tender offer that would result in that person owning 15% or more of the Common Stock. A stockholder owning 15% or more of the common stock of the Company as of July 27, 2012, is “grandfathered” under the Shareholder Rights Plan and will become an “acquiring person” upon acquiring an additional ½% of the Common Stock. If a person becomes an “acquiring person,” each holder of a Right (other than the acquiring person) would be entitled to purchase, at the then-current exercise price, such number of shares of the Company’s preferred stock which are equivalent to shares of Common Stock having twice the exercise price of the Right. If the Company is acquired in a merger or other business combination transaction after any such event, each holder of a Right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company’s common stock having a value of twice the exercise price of the Right.  The Shareholder Rights Plan was amended on March 23, 2011 in order to allow the Board of Directors to grant equity awards to the Company’s former CEO and current Chairman of the Board, without the granting, vesting or exercise of those awards resulting in an inadvertent triggering of the Shareholder Rights Plan.  The Shareholder Rights Plan was renewed on July 27, 2012.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012
(In thousands, except per share amounts)

9.	Employee Benefit Plans

Defined Contribution Plans

The Company maintains a savings and profit sharing plan under section 401(k) of the Internal Revenue Code covering all eligible U.S. non-union employees. Employees must complete one calendar month of service and be over 20.5 years of age as of the plan’s entry dates. Participants may contribute up to 100% of their compensation, subject to IRS limitations. The Company currently makes matching contributions equal to 50% of the participants’ contributions, up to a limit of 10% of the participants’ wages. In addition, the Company has reserved the right to make discretionary profit sharing contributions to employee accounts. The Company has made no discretionary profit sharing contributions. Employer matching contributions vest at a rate of 20% per year beginning after two years of participation in the plan. Employer matching contributions were approximately $1,784, $1,688 and $1,765 for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company also sponsors a savings and profit sharing plan under section 401(k) of the Internal Revenue Code covering union employees. Employees must complete one calendar month of service and there is no age requirement as of the plan’s entry dates. Participants may contribute up to 100% of their regular wages, subject to IRS limitations, and the Company matches 50% of each dollar contributed by the employee up to 10% of their wages. In addition, the Company has reserved the right to make discretionary profit sharing contributions to employee accounts. The Company has made no discretionary profit sharing contributions. Employer matching contributions vest at a rate of 20% per year beginning after two years of participation in the plan, however the employer match under this plan does not begin until the employee completes one year of service. Employer matching contributions were $129, $129 and $127 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Effective June 5, 2003, the Company eliminated the accumulation of additional future benefits under the non-contributory, unfunded post-retirement welfare plan for salaried employees. Effective August 1, 2003, the Company curtailed the salaried defined benefit pension plan and effective March 1, 2004, the Company curtailed the hourly defined benefit pension plan. In the first quarter of 2014, the union ratified an action to modify the post-retirement plan, significantly reducing the level of benefits available to the participants.

The Company recognizes the overfunded or underfunded status of its postretirement plans in its balance sheet and recognizes changes in that funded status in the year in which the changes occur. Additionally, the Company is required to measure the funded status of a plan as of the end of its fiscal year.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012
(In thousands, except per share amounts)

The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of the plans’ assets during the years ended December 31, 2013 and 2012, and a reconciliation of the funded status to the net amount recognized in the consolidated balance sheets as of December 31 (the plans’ measurement dates) of both years:

			Postretirement
	Pension Benefits		Benefits
	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at January 1	$26,907	$26,867	$1,133	$1,049
Service cost	—	—	63	61
Interest cost	916	1,008	48	48
Actuarial loss (gain)	(1,676)	597	103	(25)
Benefits paid	(1,566)	(1,565)	—	—
Benefit obligation at December 31	24,581	26,907	1,347	1,133
Change in plan assets:
Fair value of plan assets at January 1	18,935	17,453	—	—
Actual return on plan assets	1,275	1,887	—	—
Employer contributions	414	1,160	—	—
Benefits paid	(1,566)	(1,565)	—	—
Fair value of plan assets at December 31	19,058	18,935	—	—
Funded status	$(5,523)	$(7,972)	$(1,347)	$(1,133)

The Company included $1,547 and $531 in other comprehensive income for the years ended December 31, 2013 and 2012, respectively, which represent the respective fluctuations in the unrecognized actuarial gains and losses, net of related tax benefits.

At December 31, 2013 and 2012, the accumulated benefit obligation (the actuarial present value of benefits, vested and non-vested, earned by employees based on current and past compensation levels) for the Company’s pension plan totaled $24,581 and $26,907, respectively.

The following table provides the components of net periodic benefit cost (income) for the years ended December 31:

				Postretirement
	Pension Benefits			Benefits
	2013	2012	2011	2013	2012	2011
Service cost	$—	$—	$—	$63	$61	$63
Interest cost	916	1,008	1,179	48	48	55
Expected return on plan assets	(1,291)	(1,263)	(1,285)	—	—	—
Amortization of net loss	822	766	496	1	—	1
Net periodic benefit cost	$447	$511	$390	$112	$109	$119
Recognized in AOCI (pre-tax):
Prior service cost	$—	$—	$—	$2	$2	$3
Net actuarial loss (gain)	6,902	9,384	10,177	44	(58)	(33)
Total recognized in AOCI (pre-tax)	$6,902	$9,384	$10,177	$46	$(56)	$(30)
Total recognized in consolidated statement of operations and AOCI	$7,349	$9,895	$10,567	$158	$53	$89

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012
(In thousands, except per share amounts)

In 2014, the Company expects to amortize $1 of prior service cost and $626 of net actuarial loss from shareholders’ equity into postretirement benefit plan cost.

The following assumptions were used to determine the periodic pension cost for the defined benefit pension plans for the year ended December 31:

	2013	2012	2011
Discount rate	3.50%	4.00%	5.10%
Expected return on plan assets	7.70%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A

The discount rates utilized for determining the Company’s pension obligation and net periodic benefit cost were selected using high-quality long-term corporate bond indices as of the plan’s measurement date. The rate selected as a result of this process was substantiated by comparing it to the composite discount rate that produced a liability equal to the plan’s expected benefit payment stream discounted using the Citigroup Pension Discount Curve (“CPDC”). The CPDC was designed to provide a means for plan sponsors to value the liabilities of their postretirement benefit plans. The CPDC is a yield curve of hypothetical double-A zero coupon bonds with maturities up to 30 years. This curve includes adjustments to eliminate the call features of corporate bonds.  As a result of this modeling process, the discount rate was 4.25% at December 31, 2013 and 3.50% at December 31, 2012.

The following assumptions were used to determine the periodic postretirement benefit cost for the postretirement welfare plan for the year ended December 31:

	2013	2012	2011
Health care cost trend rate assumed for next year	7.25%	7.25%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2022	2021	2017

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement welfare plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease
Effect on total of service and interest cost	$31	$(23)
Effect on accumulated postretirement benefit obligation for the year ended December 31, 2013	$288	$(223)

The Company’s pension plan weighted-average asset allocations at December 31 by asset category are as follows:

	2013		2012
	Market Value	%	Market Value	%
Mutual Funds:
Equity securities	$8,539	45%	$8,284	44%
Debt securities	8,406	44	8,427	45
Real estate	949	5	935	5
Commodities	734	4	743	4
Other	430	2	546	2
Total	$19,058	100%	$18,935	100%

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012
(In thousands, except per share amounts)

Based on the three-tiered fair value hierarchy, all pension plan assets’ fair values can be determined by their quoted market price and therefore have been determined to be Level I as of December 31, 2013.

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

The 2013 target allocation was as follows:

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

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012
(In thousands, except per share amounts)

The expected future benefit payments are as follows for the years ending December 31:

Pension
Benefits
2014	$1,637
2015	1,659
2016	1,634
2017	1,628
2018	1,667
2019 - 2023	8,074

Based on current actuarial assumptions, the Company expects to contribute $811 to its pension plan in 2013.

10.	Lease Commitments

The Company leases both facilities and equipment used in its operations and classifies those leases as operating leases. The Company has long-term operating leases for a substantial portion of its research and development laboratory facilities. The expiration dates on the present leases range from November 2014 to November 2020.  The leases contain renewal options at the option of the Company.  The Company is responsible for paying the cost of utilities, operating costs, and increases in property taxes at its leased facilities.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2013 are as follows:

Year ending December 31,
2014	$3,150
2015	2,143
2016	1,309
2017	1,214
2018	1,261
Thereafter	2,049

Rental expense amounted to approximately $3,243, $4,498 and $4,914 during the years ended December 31, 2013, 2012, and 2011, respectively.

11.	Related Party Transactions

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

In 2013, 2012 and 2011, the Company awarded Technology Incentive Compensation (“TIC”) relating to the invention of the active ingredient in Allegra. The inventor is Thomas D’Ambra, the Company’s former President and Chief Executive Officer and current Chairman of the Board of Directors.  Additionally, in 2012 and 2011, the Company granted awards to employees in relation to milestone payments for its proprietary amine neurotransmitter reuptake inhibitors as a result of successful licensing of this technology to BMS. The amounts awarded and included in the consolidated statements of operations for all TIC awards for the years ended December 31, 2013, 2012 and 2011 are $2,767, $3,143 and $3,557, respectively.  Included in accrued compensation in the accompanying consolidated balance sheets at both December 31, 2013 and 2012 are unpaid Technology Development Incentive Compensation awards of $517 and $683, respectively.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012
(In thousands, except per share amounts)

(b) Telecommunication Services

A member of the Company’s board of directors is the former Chief Executive Officer and current member of the Board of Directors of one of the providers of telephone and internet services to the Company. This telecommunications company was paid approximately $187, $188 and $190 for services rendered to the Company in 2013, 2012 and 2011, respectively.

(c) Contract Revenue

The Company’s current Chief Executive Officer was previously President and Chief Executive Officer of, a global pharmaceutical company to which the Company provided a variety of services in 2013 and 2012.  The Company received $1,446 and $889 in contract revenue from this customer in 2013 and 2012, respectively.

12.	Contingencies

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

Allegra:

As of early in the first quarter of 2014, the Company settled all of the pending United States and foreign litigations surrounding the marketing of generic versions of Allegra and Allegra-D products.  All of the prior legal proceedings have been settled or resolved to the mutual satisfaction of the parties and the related litigations have been dismissed by the mutual consent of the parties.  The Company, along with Aventis Pharmaceuticals Inc., the U.S. pharmaceutical business of Sanofi, pursued those prior legal proceedings against several companies seeking to market or which are currently marketing generic versions of Allegra and Allegra-D products. In accordance with the Company’s agreements with Sanofi, Sanofi bears the external legal fees and expenses for these legal proceedings, but in general, the Company must consent to any settlement or other arrangement with any third party. Under those same agreements, the Company received royalties from Sanofi and certain approved sub-licensees on U.S. Patent No. 5,578,610 until it expired in November 2013, and will receive royalties on U.S. Patent No. 5,750,703 until its expiration in 2015, unless those patents are earlier determined to be invalid.  The Company is also entitled to receive certain royalties from Sanofi and certain approved sub-licensees through mid-2015, unless the relevant patent(s) are earlier determined to be invalid.

Other:

In 2013, the Company settled litigation  that was brought by a former vendor related to a contract cancellation, and the litigation was terminated.  The Company recorded a charge of $1,920 in 2013 representing the payment made upon finalizing the settlement agreement.

Environmental liabilities:

The Company has completed an environmental remediation assessment associated with groundwater contamination at its Rensselaer, NY location. Ongoing costs associated with the remediation include biannual monitoring and reporting to the State of New York’s Department of Environmental Conservation. Under the remediation plan, the Company is expected to pay for monitoring and reporting into 2014. Under a 1999 agreement with the facility’s previous owner, the Company’s maximum liability under the remediation is $5,500. For the years ended December 31, 2013, 2012 and 2011, no costs have been paid by the Company.  At December 31, 2013 and 2012, $46 and $191 was recorded for future environmental liabilities in the consolidated balance sheets.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012
(In thousands, except per share amounts)

13.	Concentration of Business and Geographic Information

For the year ended December 31, 2013 contract revenue from the Company’s three largest customers represented 15%, 9% and 5%, respectively, of its contract revenue.  For the year ended December 31, 2012 contract revenue from the Company’s three largest customers represented 15%, 12% and 7%, respectively, of its contract revenue.  For the year ended December 31, 2011 contract revenue from the Company’s three largest customers represented 16%, 9% and 8%, respectively, of its contract revenue.  The Company’s largest customer, GE Healthcare, represented 24% of LSM contract revenue and 15% of total contract revenue for the year ended December 31, 2013.  The Company’s second largest customer, a large pharmaceutical company, represented approximately 14% of LSM contract revenue and 9% of the Company’s total contract revenue for the year ended December 31, 2013.

Contract revenue by geographic region, based on the location of the customer, and expressed as a percentage of total contract revenue follows:

	Year Ended December 31,
	2013	2012	2011
United States	60%	57%	57%
Europe	19%	21%	25%
Asia	13%	19%	16%
Other countries	8%	3%	2%
Total	100%	100%	100%

Long-lived assets by geographic region are as follows:

	2013	2012
United States	$107,403	$112,268
Asia	17,449	19,076
Europe	5,965	7,240
Total long-lived assets	$130,817	$138,584

14.	Business Segments

The Company has organized its sales, marketing and production activities into the DDS and LSM segments based on the criteria set forth in ASC Topic 280, “Disclosures about Segments of an Enterprise and Related Information”. The Company’s management relies on an internal management accounting system to report results of the segments. The system includes revenue and cost information by segment. The Company’s management makes financial decisions and allocates resources based on the information it receives from this internal system.

DDS includes activities such as drug lead discovery, optimization, drug development and small-scale commercial manufacturing. LSM includes pilot to commercial scale manufacturing of active pharmaceutical ingredients and intermediates and high potency and controlled substance manufacturing.  Corporate activities include business development and administrative functions, as well as research and development costs that have not been allocated to the operating segments.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012
(In thousands, except per share amounts)

The following table summarizes information by segment for the year ended December 31, 2013:

	DDS	LSM	Total
Contract revenue	$77,418	$132,583	$210,001
Recurring royalties and milestones	27,612	8,962	36,574
Total revenue	$105,030	$141,545	$246,575
Operating income before unallocated expenses	$27,139	$35,292	$62,431
Unallocated expenses:
Selling, general and administrative			42,256
Total unallocated expenses			42,256
Operating income			20,175
Reconciling items:
Interest expense, net			(1,244)
Other income, net			772
Income before income taxes			$19,703
Supplemental information:
Depreciation and intangible amortization	$7,597	$7,983	$15,580
Long-lived asset impairment	$1,857	$—	$1,857
Restructuring charges	$6,375	$808	$7,183

The following table summarizes other information by segment as of December 31, 2013:

	DDS	LSM	Total
Total assets	$259,736	$185,532	$445,268
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	2,900	8,235	11,135

The following table summarizes information by segment for the year ended December 31, 2012:

	DDS	LSM	Total
Contract revenue	$73,458	$116,400	$189,858
Recurring royalties and milestones	32,039	4,789	36,828
Total revenue	$105,497	$121,189	$226,686
Operating income before unallocated expenses	$18,331	$23,276	$41,607
Unallocated expenses:
Selling, general and administrative			40,904
Total unallocated expenses			40,904
Operating income			703
Reconciling items:
Interest expense, net			(454)
Other income, net			(130)
Income before income taxes			$119
Supplemental information:
Depreciation and intangible amortization	$9,550	$7,782	$17,332
Long-lived asset impairment	$8,334	$—	$8,334
Restructuring charges	$4,632	$—	$4,632

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012
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

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012
(In thousands, except per share amounts)

15.            Fair Value of Financial Instruments

The Company determines its fair value of financial instruments using the following methods and assumptions:

Cash and cash equivalents, restricted cash, receivables, and accounts payable: The carrying amounts reported in the consolidated balance sheets approximate their fair value because of the short maturities of these instruments.

Convertible senior notes, derivatives and hedging instruments:  The fair values of the Company’s Notes, which differ from their carrying values, are influenced by interest rates and the Company's stock price and stock price volatility and are determined by prices for the Notes observed in market trading, which are level 2 inputs.  The estimated fair value of the Notes at December 31, 2013 was $138,563.  The Notes Hedges and the Notes Conversion Derivative are measured at fair value using level 2 inputs.  These instruments are not actively traded and are valued using an option pricing model that uses observable market data for all inputs, such as implied volatility of the Company's common stock, risk-free interest rate and other factors.

Long-term debt, other than convertible senior notes: The carrying value of long-term debt approximated fair value at December 31, 2013 and 2012 due to the resetting dates of the variable interest rates.

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

In 2013 and 2012, the Company recorded long-lived asset impairment charges of $1,857 and $8,334, respectively, in its DDS segment primarily associated with the Company’s decision to cease operations at its Budapest, Hungary and Bothell, Washington facilities.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012
(In thousands, except per share amounts)

In the fourth quarter of 2011, the Company recorded long-lived asset impairment charges of $4,674 in its DDS segment associated with the Company’s decision to terminate its lease and exit one of its U.S. facilities as part of the overall initiative to reduce the Company's workforce, right size capacity, and reduce operating costs.

These long-lived asset impairment charges are included under the caption “Property and equipment impairment” in the consolidated statement of operations for the years ended December 31, 2013, 2012 and 2011.

16.  Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive loss are as follows:

				Total
				Accumulated
	Pension and	Unrealized	Foreign	Other
	Postretirement	gains/(losses)	Currency	Comprehensive
	benefit plans	on securities	adjustments	Loss
Balance at January 1, 2011, net of tax	$(3,926)	$20	$(1,034)	$(4,940)
Net current period change, net of tax	(2,292)	(21)	(4,813)	(7,126)
Balance at December 31, 2011, net of tax	(6,218)	(1)	(5,847)	(12,066)
Net current period change, net of tax	531	1	1,239	1,771
Balance at December 31, 2012, net of tax	(5,687)	–	(4,608)	(10,295)
Net current period change, net of tax	1,547	–	(2,529)	(982)
Balance at December 31, 2013, net of tax	$(4,140)	$–	$(7,137)	$(11,277)

Amounts recognized into net earnings from accumulated other comprehensive income (loss) related to the actuarial losses on pension and postretirement benefits were $535, 498 and 323 for the years ended December 31, 2013, 2012 and 2011, respectively.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012
(In thousands, except per share amounts)

17.   Selected Quarterly Consolidated Financial Data (unaudited)
The following tables present unaudited consolidated financial data for each quarter of 2013 and 2012:
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2013
Contract revenue	$46,493	$50,764	$53,029	$59,715
Recurring royalties and milestones	12,913	8,528	7,726	7,407
Total revenue	59,406	59,292	60,755	67,122
Income (loss) from operations	9,403	(2,211)	6,017	6,966
Net income (loss)	6,505	(2,247)	3,930	4,492
Net income (loss) per share:
Basic	$0.21	$(0.07)	$0.13	$0.14
Diluted	$0.21	$(0.07)	$0.12	$0.14
2012
Contract revenue	$42,710	$42,390	$45,627	$59,131
Recurring royalties and milestones	10,985	7,619	10,143	8,081
Total revenue	53,695	50,009	55,770	67,212
(Loss) income from operations	(1,948)	1,494	(1,097)	2,254
Net (loss) income	(3,807)	257	(2,143)	1,916
Net (loss) income per share:
Basic	$(0.13)	$0.01	$(0.07)	$0.07
Diluted	$(0.13)	$0.01	$(0.07)	$0.07

During the fourth quarter of 2013, the Company recorded long-lived asset impairment charges of $417 in the DDS segment in order to further optimize the Company’s location footprint and cease operations at our Budapest, Hungary and Bothell, Washington facilities.

During the fourth quarter of 2012, the Company recorded long-lived asset impairment charges of $4,367 in the DDS segment primarily as a result of the Company’s decision to further optimize its location footprint by closing its Bothell, WA site.

ALBANY MOLECULAR RESEARCH, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2013, 2012 and 2011

			Deductions
	Balance at	(Reversal of)/	Charged to	Balance at
	Beginning of	Charge to Cost	Reserves/	End of
Description	Period	and Expenses	Adjustment	Period
(in thousands)
Allowance for doubtful accounts receivable
2013	$487	$267	$61	$815
2012	$545	$73	$(131)	$487
2011	$557	$200	$(212)	$545
Deferred tax asset valuation allowance
2013	$16,885	$4,518	—	$21,403
2012	$16,214	$671	—	$16,885
2011	$13,113	$3,101	—	$16,214

