Form 10-Q
period 2014-03-31
ALBANY MOLECULAR RESEARCH INC
filed 2014-05-09
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-3356220

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2014
Common Stock, $.01 par value	32,363,770 excluding treasury shares of 5,451,562

ALBANY MOLECULAR RESEARCH, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
(Dollars in thousands, except for per share data)	March 31, 2014	March 31, 2013

Contract revenue	$51,038	$46,493
Recurring royalties	8,283	12,913
Total revenue	59,321	59,406

Cost of contract revenue	41,610	37,822
Technology incentive award	593	1,114
Research and development	79	105
Selling, general and administrative	10,629	9,549
Postretirement benefit plan settlement gain	(1,285)	−
Restructuring charges	230	879
Property and equipment impairment charges	−	534
Total operating expenses	51,856	50,003

Income from operations	7,465	9,403

Interest expense, net	(2,616)	(137)
Other (expense) income, net	(40)	507

Income before income tax expense	4,809	9,773

Income tax expense	1,309	3,268

Net income	$3,500	$6,505

Basic and diluted income per share	$0.11	$0.21

 See notes to unaudited condensed consolidated financial statements.

3

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$3,500	$6,505
Foreign currency translation gain (loss)	644	(683)
Net actuarial gain related to pension and postretirement benefits	85	125
Total comprehensive income	$4,229	$5,947

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$166,623	$175,928
Restricted cash	714	714
Accounts receivable, net	58,111	52,216
Royalty income receivable	8,367	7,523
Inventory	35,279	31,991
Prepaid expenses and other current assets	8,308	7,061
Deferred income taxes	3,017	3,586
Total current assets	280,419	279,019

Property and equipment, net	127,365	127,775
Notes hedges	78,902	22,654
Restricted cash	3,631	3,810
Intangible assets and patents, net	3,033	3,042
Deferred income taxes	1,452	2,047
Other assets	6,689	6,921
Total assets	$501,491	$445,268
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$26,855	$30,174
Deferred revenue and licensing fees	7,319	6,588
Arbitration reserve	1,351	1,351
Income taxes payable	1,671	3,954
Accrued pension benefits	847	811
Current installments of long-term debt	1,024	1,024
Total current liabilities	39,067	43,902
Long-term liabilities:
Long-term debt, excluding current installments	124,349	123,135
Notes conversion derivative	78,902	22,654
Deferred licensing fees	1,444	1,926
Pension and postretirement benefits	4,535	6,059
Deferred income taxes	632	631
Other long-term liabilities	31	1,257
Total liabilities	248,960	199,564
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized, 37,805 shares issued as of March 31, 2014 and 37,023 shares issued as of December 31, 2013	378	370
Additional paid-in capital	238,710	235,806
Retained earnings	91,357	87,857
Accumulated other comprehensive loss, net	(10,548)	(11,277)
	319,897	312,756
Less, treasury shares at cost, 5,451 shares as of March 31, 2014 and 5,425 shares as of December 31, 2013	(67,366)	(67,052)
Total stockholders’ equity	252,531	245,704
Total liabilities and stockholders’ equity	$501,491	$445,268

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31, 2014	March 31, 2013

Operating activities
Net income	$3,500	$6,505
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and intangible amortization	3,761	4,063
Deferred financing amortization	301	54
Accretion of discount on long-term debt	1,394	−
Deferred income tax benefit	458	1,534
Loss on disposal of property, plant and equipment	48	67
Property and equipment impairment	−	534
Stock-based compensation expense	933	506
Gain on settlement of post-retirement liability	(1,285)	−
Excess tax benefit of stock option exercises	(635)	(352)
Provision for bad debt	−	52
Changes in assets and liabilities that provide (use) cash:
Accounts receivable	(5,895)	6,099
Royalty income receivable	(844)	(4,798)
Inventory	(3,288)	(4,547)
Prepaid expenses and other assets	(1,163)	(2,802)
Accounts payable and accrued expenses	(4,543)	(1,931)
Income taxes	(1,015)	1,541
Deferred revenue and licensing fees	249	523
Pension and postretirement benefits	(47)	125
Other long-term liabilities	(2)	(41)
Net cash (used in) provided by operating activities	(8,073)	7,132

Investing activities
Purchase of property, plant and equipment	(2,952)	(2,446)
Payments for patent applications and other costs	(102)	(116)
Net cash used in investing activities	(3,054)	(2,562)

Financing activities
Principal payments on long-term debt	(180)	(1)
Deferred financing costs	(154)	−
Change in restricted cash	179	(151)
Proceeds from sale of common stock	1,344	629
Purchases of treasury stock	(314)	−
Excess tax benefit of stock option exercises	635	352
Net cash provided by financing activities	1,510	829

Effect of exchange rate changes on cash	312	(157)

(Decrease) increase in cash and cash equivalents	(9,305)	5,242

Cash and cash equivalents at beginning of period	175,928	23,293

Cash and cash equivalents at end of period	$166,623	$28,535

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as of March 31, 2014. All intercompany balances and transactions have been eliminated during consolidation. Assets and liabilities of non-U.S. operations are translated at period-end rates of exchange, and the statements of operations are translated at the average rates of exchange for the period. Unrealized gains or losses resulting from translating non-U.S. currency financial statements are recorded in accumulated other comprehensive loss in the accompanying unaudited condensed consolidated balance sheets. When necessary, prior years’ unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.

Use of Management Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in the accompanying consolidated financial statements include assumptions regarding the valuation of inventory, intangible assets, and long-lived assets. Other significant estimates include assumptions utilized in determining actuarial obligations in conjunction with the Company’s pension plan, the amount and realizabilty of deferred tax assets, assumptions utilized in determining stock-based compensation, assumptions utilized in determining the value of both the notes hedges and the notes conversion derivative and assumptions related to the collectability of receivables. Actual results can vary from these estimates.

Contract Revenue Recognition

The Company’s contract revenue consists primarily of amounts earned under contracts with third-party customers and reimbursed expenses under such contracts. Reimbursed expenses consist of chemicals and other project specific costs. The Company also seeks to include provisions in certain contracts that contain a combination of up-front licensing fees, milestone and royalty payments should the Company’s proprietary technology and expertise lead to the discovery of new products that become commercial. Generally, the Company’s contracts may be terminated by the customer upon 30 days’ to two years’ prior notice, depending on the terms and/or size of the contract. The Company analyzes its agreements to determine whether the elements can be separated and accounted for individually or as a single unit of accounting in accordance with the FASB’s Accounting Standards Codification (“ASC”) 605-25, “Revenue Arrangements with Multiple Deliverables,” and Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”. Allocation of revenue to individual elements that qualify for separate accounting is based on the separate selling prices determined for each component, and total contract consideration is then allocated pro rata across the components of the arrangement. If separate selling prices are not available, the Company will use the best estimate of selling price, consistent with the overall pricing strategy and after consideration of relevant market factors.

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

Recurring Royalties, Up-Front License Fees and Milestone Revenue Recognition

Recurring Royalties Revenue. Recurring royalties include royalties under a license agreement with Sanofi based on the worldwide net sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere, as well as on sales of Sanofi’s authorized or licensed generics and sales by certain authorized sub-licensees. The Company records royalty revenue in the period in which the net sales of Allegra/Telfast occur, because it can reasonably estimate such royalties. Royalty payments from Sanofi are due within 45 days after each calendar quarter and are determined based on net sales of Allegra/Telfast and Teva Pharmaceuticals’ net sales of generic D-12 in that quarter. The Company receives additional royalties in conjunction with a Development and Supply Agreement with Actavis, Inc. (“Actavis”). These royalties, which the Company began receiving in the third quarter of 2012, are earned on Actavis’ net sales of a generic product. The Company records royalty revenue in the period in which the net sales of this product occur. Royalty payments from Actavis are due within 60 days after each calendar quarter and are determined based on sales of the qualifying product in that quarter.

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

No milestone revenue was recognized in the three months ended March 31, 2014 or 2013.

Cash, Cash Equivalents and Restricted Cash

Cash equivalents consist of money market accounts and overnight deposits. Some of our cash is deposited with financial institutions located throughout the U.S. and at banks in foreign countries where we operate subsidiary offices and at times may exceed insured limits. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Upon entering into a new credit agreement in April 2012, the Company was required to maintain a $5,000 restricted cash balance to partially collateralize the revolving line of credit. In conjunction with an amendment to the credit agreement dated December 20, 2012, the restricted cash requirement is directly reduced by the amount of principal payments made on the term loan which began in May 2013. The restricted cash balance at March 31, 2014 was $4,345. In April 2014, the Company utilized the balance of restricted cash to pay off the balance of the term loan, thereby eliminating both the term loan liability and restricted cash balances.

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

Derivative Instruments and Hedging Activities

The Company accounts for derivatives in accordance with FASB ASC Topic 815, Derivative and Hedging, which establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or a liability measured at fair value. Additionally, changes in the derivative’s fair value shall be recognized currently in earnings unless specific hedge accounting criteria are met.

Note 2 — Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2014	2013
Weighted average common shares outstanding - basic	31,282	30,650
Dilutive effect of share-based compensation	1,073	713
Weighted average common shares outstanding - diluted	32,355	31,363

The Company has excluded certain outstanding stock options, non-vested restricted stock and warrants from the calculation of diluted earnings per share for the three months ended March 31, 2014 and 2013 because of anti-dilutive effects. The weighted average number of anti-dilutive common equivalents outstanding (before the effects of the treasury stock method) was 10,000 and 1,020 for the three months ended March 31, 2014 and 2013, respectively. These amounts are not included in the calculation of weighted average common shares outstanding.

Note 3 — Inventory

Inventory consisted of the following March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Raw materials	$14,287	$13,294
Work in process	4,690	3,314
Finished goods	16,302	15,383
Total inventories, at cost	$35,279	$31,991

Note 4 –Debt

The following table summarizes long-term debt:

	March 31, 2014	December 31, 2013
Convertible senior notes, net of unamortized debt discount	$118,325	$116,931
Term loan	4,345	4,524
Industrial development authority bond	2,695	2,695
Miscellaneous loan	8	9
	125,373	124,159
Less current portion	(1,024)	(1,024)
Total long-term debt	$124,349	$123,135

The aggregate maturities of long-term debt, exclusive of unamortized debt discount of $31,675 at March 31, 2014, are as follows:

2014 (remaining)	$844
2015	1,029
2016	1,034
2017	2,711
2018	150,340
Thereafter	1,090
Total	$157,048

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

The cash conversion feature of the Notes (“Notes Conversion Derivative”) requires bifurcation from the Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. The fair value of the Notes Conversion Derivative at the time of issuance of the Notes was $33,600 and was recorded as original debt discount for purposes of accounting for the debt component of the Notes. This discount is amortized as interest expense using the effective interest method over the term of the Notes. For the three months ended March 31, 2014, the Company recorded $1,394 of amortization of the debt discount as interest expense based upon an effective rate of 7.69%.

The components of the Notes were as follows:

	March 31, 2014	December 31, 2013
Principal amount	$150,000	$150,000
Unamortized debt discount	31,675	33,069
Net carrying amount of Notes	$118,325	$116,931

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

Neither the Notes Conversion Derivative nor the Notes Hedges qualify for hedge accounting, thus any changes in the fair market value of the derivatives is recognized immediately in the statement of operations. As of March 31, 2014, the changes in fair market value of the Notes Conversion Derivative and the Notes Hedges were equal, therefore there was no change in fair market value that was recognized in the statement of operations.

The following table summarizes the fair value and the presentation in the consolidated balance sheet:

	Location on Balance Sheet	March 31, 2014	December 31, 2013
Notes Hedges	Other assets	$78,902	$22,654
Notes Conversion Derivative	Other liabilities	$(78,902)	$(22,654)

Term Loan and Revolving Credit Facility

In April 2012, the Company entered into a $20,000 credit facility consisting of a 4-year, $5,000 term loan and a $15,000 revolving line of credit. The Company used a portion of the initial proceeds borrowed under the term loan to repay all amounts due under its prior credit agreement. As of March 31, 2014, the Company had no amounts outstanding on the revolving line of credit and $5,819 of outstanding letters of credit secured by this line of credit. The amount available to be borrowed under the revolving line of credit at March 31, 2014 is $9,181.

Borrowings under this agreement bear interest at a fluctuating rate equal to: (i) in the case of the term loan, the sum of (a) an interest rate equal to daily three month LIBOR, plus (b) 3.25%; and (ii) in the case of advances under the revolving line of credit, the sum of (a) an interest rate equal to daily three month LIBOR, plus (b) 2.75%. As of March 31, 2014, the interest rate on the term loan was 3.5%.

The credit facility contains financial covenants, including a minimum fixed charge coverage ratio which commenced in 2013 and extends for the remaining term of the agreement, maximum quarterly year-to-date capital expenditures, minimum monthly domestic unrestricted cash and maximum average monthly cash reserves held at international locations. As of March 31, 2014, the Company was in compliance with its current financial covenants.

In April 2014, the Company utilized the balance of restricted cash to pay off the balance of the term loan, thereby eliminating both the term loan liability and restricted cash balances. The Company continues to maintain the $15,000 revolving line of credit component and the outstanding letters of credit secured by this line.

IDA Bonds

The Company maintains variable interest rate industrial development authority (“IDA”) bonds due in increasing annual installments through 2021. Interest payments are due monthly with a current interest rate of 0.17% at March 31, 2014. The amount outstanding as of March 31, 2014 was $2,695.

Note 5 — Restructuring and Impairment

In the first quarter of 2014, the Company recorded $230 of restructuring charges in its Discovery, Drug Development and Small Scale Manufacturing (“DDS”) operating segment primarily related to administrative costs associated with finalizing the closure of its Hungarian legal entity.

The following table displays the restructuring activity and liability balances for the three month period ended and as of March 31, 2014:

	Balance at January 1, 2014	Charges/ (reversals)	Amounts Paid	Foreign Currency Translation & Other Adjustments	Balance at March 31, 2014
Termination benefits and personnel realignment	$323	$43	$(62)	(4)	$300
Lease termination and relocation charges	3,582	187	(1,484)	−	2,285
Other	471	−	−	−	471
Total	$4,376	$230	$(1,546)	$(4)	$3,056

Termination benefits and personnel realignment costs relate to severance packages, outplacement services, and career counseling for employees affected by the restructuring. Lease termination charges relate to estimated costs associated with exiting a facility, net of estimated sublease income.

Restructuring charges are included under the caption “Restructuring charges” in the consolidated statements of operations for the three months ended March 31, 2014 and 2013 and the restructuring liabilities are included in “Accounts payable and accrued expenses” and “other long-term liabilities” on the consolidated balance sheets at March 31, 2014 and December 31, 2013.

Anticipated cash outflow related to the restructuring reserves as of March 31, 2014 for the remainder of 2014 is approximately $3,056.

In conjunction with the Company’s actions to optimize its location footprint, the Company also recorded property and equipment impairment charges of $534 in the DDS segment in the first quarter of 2013. These charges are included under the caption “Property and equipment impairment” on the Consolidated Statement of Operations for the three months ended March 31, 2013.

Note 6 —Intangible Assets

The components of intangible assets are as follows:

	Cost	Accumulated Amortization	Net	Amortization Period
March 31, 2014
Patents and Licensing Rights	$4,422	$(1,586)	$2,836	2-16 years
Customer Relationships	815	(618)	197	5 years
Total	$5,237	$(2,204)	$3,033

December 31, 2013
Patents and Licensing Rights	$4,318	$(1,514)	$2,804	2-16 years
Customer Relationships	815	(577)	238	5 years
Total	$5,133	$(2,091)	$3,042

Amortization expense related to intangible assets was $111 and $103 for the three months ended March 31, 2014 and 2013, respectively.

The following chart represents estimated future annual amortization expense related to intangible assets:

Year ending December 31,
2014 (remaining)	$324
2015	344
2016	269
2017	269
2018	264
Thereafter	1,563
Total	$3,033

Note 7 — Share-Based Compensation

During the three months ended March 31, 2014 and 2013, the Company recognized total share based compensation cost of $933 and $506, respectively.

The Company grants share-based compensation, including restricted shares, under its 2008 Stock Option and Incentive Plan, as well as its 1998 Employee Stock Purchase Plan.

Restricted Stock

A summary of unvested restricted stock activity during the three months ended March 31, 2014 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding, January 1, 2014	509	$6.28
Granted	535	$10.96
Vested	(139)	$5.77
Forfeited	(9)	$7.20
Outstanding, March 31, 2014	896	$9.15

As of March 31, 2014, there was $7,150 of total unrecognized compensation cost related to non-vested restricted shares. That cost is expected to be recognized over a weighted-average period of 3.4 years. Of the 896 restricted shares outstanding, the Company currently expect 875 shares to vest.

Stock Options

The fair value of each stock option award is estimated at the date of grant using the Black-Scholes valuation model based on the following assumptions:

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Expected life in years	5	5
Risk free interest rate	1.52%	0.82%
Volatility	53%	56%
Dividend yield	—	—

A summary of stock option activity under the Company’s Stock Option and Incentive Plans during the three month period ended March 31, 2014 is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2014	2,046	$5.62
Granted	326	10.37
Exercised	(219)	4.74
Forfeited	(40)	9.07
Expired	(92)	15.85
Outstanding, March 31, 2014	2,021	$5.95	7.7	$25,550
Options exercisable, March 31, 2014	970	$5.63	6.8	$12,572

The weighted average fair value of stock options granted for the three months ended March 31, 2014 and 2013 was $4.85 and $2.86, respectively. As of March 31, 2014, there was $2,813 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 1.8 years. Of the 2,021 stock options outstanding, the Company currently expect 1,958 options to vest.

Employee Stock Purchase Plan

During the three months ended March 31, 2014 and 2013, 36 and 100 shares, respectively, were issued under the Company’s 1998 Employee Stock Purchase Plan (“ESPP”).

During the three months ended March 31, 2014 and 2013, cash received from stock option exercises and employee stock purchases was $1,344 and $629, respectively. The excess tax benefit realized for the tax deductions from share based compensation was $635 and $352 for the three months ended March 31, 2014 and 2013, respectively.

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

The following table contains earnings data by operating segment, reconciled to totals included in the unaudited condensed consolidated financial statements:

	Contract Revenue	Milestone & Recurring Royalty Revenue	Income (Loss) from Operations	Depreciation and Intangible Amortization
For the three months ended March 31, 2014
DDS	$19,501	$5,975	$8,312	$1,751
LSM	31,537	2,308	9,782	2,010
Corporate	—	—	(10,629)	—
Total	$51,038	$8,283	$7,465	$3,761

For the three months ended March 31, 2013
DDS	$20,096	$11,141	$11,853	$2,092
LSM	26,397	1,772	7,099	1,971
Corporate	—	—	(9,549)	—
Total	$46,493	$12,913	$9,403	$4,063

The following table summarizes other information by segment as of and for the three month period ended March 31, 2014:

	DDS	LSM	Total
Total assets	$309,069	$192,422	$501,491
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	794	2,158	2,952

The following table summarizes other information by segment as of and for the three month period ended March 31, 2013:

	DDS	LSM	Total
Total assets	$118,912	$151,085	$269,997
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	459	1,987	2,446

Note 9 — Financial Information by Customer Concentration and Geographic Area

Total contract revenue from DDS’s three largest customers each represented approximately 9%, 8% and 8% for the three months ended March 31, 2014, and 8%, individually, of DDS’s total contract revenue for the three months ended March 31, 2013. Total contract revenue from LSM’s largest customer, GE Healthcare (“GE”), represented 31% and 32% of LSM’s total contract revenue for the three months ended March 31, 2014 and 2013, respectively. GE accounted for approximately 19% and 18% of the Company’s total contract revenue for the three months ended March 31, 2014 and 2013, respectively. LSM’s second largest customer represented 15% and 16% of LSM’s total contract revenue for the three months ended March 31, 2014 and 2013, respectively.

The Company’s total contract revenue for the three months ended March 31, 2014 and 2013 was recognized from customers in the following geographic regions:

	Three Months Ended March 31,
	2014	2013

United States	63%	63%
Europe	25	21
Asia	9	13
Other	3	3

Total	100%	100%

Long-lived assets by geographic region are as follows:

	March 31, 2014	December 31, 2013
United States	$106,606	$107,403
Asia	17,665	17,449
Europe	6,127	5,965
Total long-lived assets	$130,398	$130,817

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

Convertible senior notes, derivatives and hedging instruments: The fair values of the Company’s Notes, which differ from their carrying values, are influenced by interest rates and the Company's stock price and stock price volatility and are determined by prices for the Notes observed in market trading, which are level 2 inputs. The estimated fair value of the Notes at March 31, 2014 was $203,250. The Notes Hedges and the Notes Conversion Derivative are measured at fair value using level 2 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable market data for all inputs, such as implied volatility of the Company's common stock, risk-free interest rate and other factors.

Long-term debt, other than convertible senior notes: The carrying value of long-term debt approximated fair value at March 31, 2014 and December 31, 2013 due to the resetting dates of the variable interest rates.

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

Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3 – defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Note 12 – Accumulated Other Comprehensive Income (Loss)

The activity related to accumulated other comprehensive income (loss) was as follows:

	Pension and postretirement benefit plans	Foreign currency adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2013, net of tax	$(4,140)	$(7,137)	$(11,277)
Net current period change, net of tax	85	644	729
Balance at March 31, 2014, net of tax	$(4,055)	$(6,493)	$(10,548)

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive income (loss):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Amortization of pension and other postretirement benefits (a)
Actuarial losses	$156	$192
Total before tax effect	156	192
Tax benefit on amounts reclassified into earnings	(55)	(67)
	$101	$125

(a)    Amounts represent amortization of net actuarial loss from shareholders’ equity into postretirement benefit plan cost. This amount was primarily recognized as cost of contract revenue in the consolidated statement of operations.

Note 13 – Employee Benefit Plans

In the first quarter of 2014, the union ratified an action to settle the medical component of the post-retirement plan, significantly reducing the level of benefits available to the participants. As a result, the Company recorded $1,285 of operating income in the first quarter of 2014 due to the settlement of this obligation.

Note 14 – Subsequent Events

In April 2014, the Company announced the completion of the acquisition of Cedarburg Pharmaceuticals, Inc., a contract developer and manufacturer of technically complex active pharmaceutical ingredients (“API’s”) for both generic and branded customers. Total consideration paid, pending the completion of purchase accounting adjustments, was $39,745, including assumption of certain liabilities. AMRI financed the transaction with cash on hand.

On April 16, 2014, the Company announced that it will be transitioning DDS activities at its Syracuse, N.Y. site to other sites within the Company and will cease operations in Syracuse by the end of June 2014. The Company estimates that it will incur certain one-time cash and non-cash charges related to the reduction in force and other transition activities between $5,750 and $6,500, which includes $3,750 to $4,250 in non-cash fixed asset impairment charges. Cash charges will consist of $2,000 to $2,250 for employee and other related costs and will primarily be paid during the second half of 2014. The Company expects the majority of these charges to be recorded in the second and third quarters of 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our results of operations and financial condition should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the Notes thereto included within this report. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “intend,” “expect,” “anticipate,” “believe,” and “continue” or similar words, and include, but are not limited to, statements concerning the Company’s relationship with its largest customers, the Company’s collaboration with Bristol-Myers Squibb (“BMS”) and Genentech, expected benefits from the acquisition of Cedarburg Pharmaceuticals, Inc., future acquisitions or divestitures, earnings, contract revenues, costs and margins, patent protection, Allegra® and Actavis royalty revenue, government regulation, retention and recruitment of employees, customer spending and business trends, foreign operations, including increasing options and solutions for customers, business growth and the expansion of the Company’s global market, clinical supply manufacturing, management’s strategic plans, drug discovery, product commercialization, license arrangements, research and development projects and expenses, revenue and expense expectations for future periods, long-lived asset impairment, pension costs, competition and tax rates. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that could cause such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 17, 2014, as updated by Part II Item 1A, “Risk Factors,” in subsequent Forms 10-Q. All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future, except as required by law. References to “AMRI”, the “Company,” “we,” “us,” and “our,” refer to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole.

Strategy and Overview

We are a global contract research and manufacturing organization uniquely positioned in the marketplace to provide a competitive advantage to a diverse group of customers. Our reputation of providing the highest quality service on a global basis with a variety of pricing options provides companies with the security of sourcing discovery, development, small and large-scale manufacturing projects throughout our global network of research and manufacturing facilities. We believe we have a unique portfolio of service offerings ranging from early stage discovery through manufacturing and formulation across the U.S., Europe and Asia. We believe this product and geographic mix will continue to allow us to increase multi-year strategic relationships and enhance our revenue growth with a variety of customers. In 2014 and beyond, we are targeting growth and increased profitability across the discovery and early development, API manufacturing and formulation manufacturing service offerings.

As part of our strategy to accomplish this, we have made investments in our organizational leadership following the announcement of the retirement of our Company founder from his role as President and CEO after 22 years, to Chairman of the Board, effective January 1, 2014. Simultaneously, the Chairman of the Board assumed the role of President and CEO, and stepped down as Chairman of the Board. Also in late 2013, our new Senior Vice President, Drug Discovery joined the Company and in January 2014, our Senior Vice President, Sales and General Manager, API joined the Company. The appointment of other highly experienced, key personnel, underscore AMRI’s dedication to client service, operational excellence, and growth. We have enhanced and unified our sales and marketing organization under this new global leadership to optimize selling opportunities and management of key accounts across our business segments. We believe our strengthened organizational structure, combined with more focused sales and marketing efforts, should enable us to drive long term growth across diversified segments and increased sustainable profitability.

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

We have made investments to grow our formulation and injectable drug product business at our Burlington, MA facility. We believe this type of business has significant potential in the drug product world driven by the growth in biologically based compounds which are formulated and manufactured on an aseptic basis.

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

In April 2014, we announced the transitioning of our DDS activities at our Syracuse, NY site to other sites within the Company and will cease operations in Syracuse by the end of June 2014. These actions are consistent with our ongoing efforts to consolidate our facility resources to more effectively utilize its discovery and development resource pool and to further reduce our facility cost structure.

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

Most recently, in April 2014, we announced the completion of the acquisition of Cedarburg Pharmaceuticals, Inc. (“Cedarburg Pharmaceuticals”), a contract developer and manufacturer of technically complex active pharmaceutical ingredients for both generic and branded customers. The transaction is consistent with our strategy to be the preeminent supplier of custom and complex drug development services and product to both the branded and generic pharmaceutical industry. Customers will benefit from access to a greater breadth of resources, including development of complex API, expanded scale-up capabilities and large scale manufacturing in lower cost environments.

Our backlog of open manufacturing orders and accepted service contracts was $115.9 million at March 31, 2014 as compared to $110.6 million at March 31, 2013. Our manufacturing and services contracts are completed over varying durations, from short to extended periods of time.

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

Our total revenue for the quarter ended March 31, 2014 was $59.3 million, which included $51.0 million from our contract service business and $8.3 million from royalties on sales of Allegra/Telfast and certain products sold by Actavis. Consolidated gross margin was 18.5% for the quarter ended March 31, 2014.

During the quarter ended March 31, 2014, cash used in operations was $8.1 million compared to cash provided by operations of $7.1 million for the same period of 2013. Cash used in operations was primarily driven by the manufacturing of inventory for future customer orders, an increase in customer receivables due to the timing of invoicing and cash collections within the quarter, and the payment of accounts payable and other accrued liabilities during the quarter. During the three months ended March 31, 2014, we spent $3.0 million on capital expenditures, primarily related to growth and maintenance of our existing facilities. As of March 31, 2014, we had $166.6 million in cash and cash equivalents and $125.4 million in bank and other related debt, the largest portion of both the cash and the debt are a result of an offering of senior convertible notes sold by us in fourth quarter of 2013.

Results of Operations – Three Months ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues

Total contract revenue

Contract revenue consists primarily of fees earned under manufacturing or service contracts with third-party customers. Our contract revenues for each of our Discovery, Drug Development and Small Scale Manufacturing (“DDS”) and Large-Scale Manufacturing (“LSM”) segments were as follows:

	Three Months Ended March 31,
(in thousands)	2014	2013

DDS	$19,501	$20,096
LSM	31,537	26,397
Total	$51,038	$46,493

DDS contract revenues for the three months ended March 31, 2014 decreased from the same period in 2013. This decrease was primarily due to a decrease in U.S. chemistry services and U.S. biology services. These decreases were off-set in part by an increase in U.S. development and small-scale services.

We currently expect DDS contract revenue for full year 2014 to increase from amounts recognized in 2013 driven by improved facility utilization at all of our sites.

LSM revenue increased for the three months ended March 31, 2014 from the same period in 2013 primarily due to an increase in commercial manufacturing services, as well as in our clinical supply manufacturing services. In addition, we expect to recognize incremental revenues as a result of the acquisition of Cedarburg Pharmaceuticals in the second quarter of 2014.

We currently expect continued growth in LSM contract revenue for full year 2014 due to on-going demand for our existing commercial manufacturing services and clinical supply manufacturing services worldwide, as well as incremental revenues expected as a result of the acquisition of Cedarburg Pharmaceuticals.

Recurring royalty revenue

Three Months Ended March 31,
2014	2013
(in thousands)
$8,283	$12,913

The largest portion of our recurring royalties relates to worldwide sales of Allegra/Telfast and Sanofi over-the-counter (“OTC”) product and authorized generics. Additionally, beginning in the third quarter of 2012 we have earned recurring royalty revenue in conjunction with a Development and Supply Agreement with Actavis at the Company’s Rensselaer, NY manufacturing facility.

Recurring royalties decreased during the three months ended March 31, 2014 from the same period in 2013 primarily due to the incremental effect of the introduction of generic fexofenadine in Japan in the later part of the first quarter of 2013. Additionally, there was a decrease in Allegra royalties as a result of patent expirations that began in late 2013, as well as a slower start to Japan’s allergy season in 2014. These decreases were partially offset by an increase in Actavis royalties.

We currently expect full year 2014 recurring royalties to decrease from amounts recognized in 2013, as previously announced, primarily due to patent expirations of Allegra that began in 2013 along with the introduction of generic fexofenadine in Japan during the first quarter of 2013. These decreases will be partially offset by a slight increase in Actavis royalties.

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

Costs and Expenses

Cost of contract revenue

Cost of contract revenue consists of compensation and associated fringe benefits for employees, chemicals, depreciation and other indirect project related costs. Cost of contract revenue for our DDS and LSM segments were as follows:

	Three Months Ended March 31,
Segment	2014	2013
(in thousands)

DDS	$16,287	$16,772
LSM	25,323	21,050
Total	$41,610	$37,822

DDS Gross Margin	16.5%	16.5%
LSM Gross Margin	19.7%	20.3%
Total Gross Margin	18.5%	18.6%

DDS contract revenue gross margin percentage for the three months ended March 31, 2014 remained flat with prior year.

We currently expect DDS contract margin percentage for 2014 to improve over amounts recognized in 2013 due to improved facility utilization.

LSM contract revenue gross margin percentages for the three months ended March 31, 2014 decreased slightly from the same period in 2013 primarily due to sales of higher margin products for our U.S. manufacturing services in 2013.

We currently expect improvement in LSM contract margins for full year 2014 as compared to full year 2013 driven by an increase in capacity utilization at all of our large-scale facilities worldwide, including the expected accretive benefit of gross margin percentages from the Cedarburg Pharmaceuticals acquisition in the second quarter of 2014.

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

Three Months Ended March 31,
2014	2013
(in thousands)
$593	$1,114

We expect technology incentive award expense to generally fluctuate directionally and proportionately with fluctuations in Allegra royalties in future periods. Technology incentive award expense decreased for the three months ended March 31, 2014 as compared to the same period in the prior year due to the decrease in Allegra recurring royalty revenue as discussed above.

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

Research and development expenses were as follows:

Three Months Ended March 31,
2014	2013
(in thousands)
$79	$105

R&D expense for the three months ended March 31, 2014 decreased from amounts recognized in the same period in the prior year as a result of our continued strategic decision to limit our R&D activities as described above.

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

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist of compensation and related fringe benefits for sales, marketing, operational and administrative employees, professional service fees, marketing costs and costs related to facilities and information services. SG&A expenses were as follows:

Three Months Ended March 31,
2014	2013
(in thousands)
$10,629	$9,549

The increase in SG&A for the three months ended March 31, 2014 is primarily due to executive transition costs and acquisitions costs for the Cedarburg Pharmaceuticals’ acquisition.

We currently expect SG&A expenses for full year 2014 to increase from amounts recognized in 2013 due to investments made to grow the business, including incremental SG&A costs associated with Cedarburg Pharmaceuticals expected to begin in the second quarter of 2014.

Postretirement benefit plan settlement gain

Three Months Ended March 31,
2014	2013
(in thousands)
$(1,285)	$	−

In the first quarter of 2014, we recognized a gain on settlement of post-retirement liability of $1.3 million.

Restructuring

Three Months Ended March 31,
2014	2013
(in thousands)
$230	$879

During the first quarter of 2014, we recorded restructuring charges of $0.2 million primarily related to the administrative costs associated with finalizing the closure of our Hungarian legal entity.

During the first quarter of 2013, we recorded $0.9 million of restructuring charges primarily related to the closure of our Bothell, WA facility.

Property and Equipment Impairment

Three Months Ended March 31,
2014		2013
(in thousands)
$	−	$534

In the first quarter of 2013, we recorded property and equipment impairment charges of $0.5 million in our DDS segment associated with the Company’s decision to cease operations at our Bothell, Washington facility. There were no similar charges taken in the first quarter of 2014.

Interest expense, net

	Three Months Ended March 31,
(in thousands)	2014	2013

Interest expense	$(2,619)	$(138)
Interest income	3	1
Interest expense, net	$(2,616)	$(137)

Net interest expense increased for the three months ended March 31, 2014 from the same period in 2013 primarily due to interest on our convertible senior debt entered into in the fourth quarter of 2013.

Other (expense) income, net

Three Months Ended March 31,
2014	2013
(in thousands)
$(40)	$507

Other expense for the three months ended March 31, 2014 was primarily due to rates associated with foreign currency transactions.

Other income for the three months ended March 31, 2013 was primarily related to an insurance demutualization gain of $0.4 million.

Income tax expense

Three Months Ended March 31,
2014	2013
(in thousands)
$1,309	$3,268

Income tax expense for the three months ended March 31, 2014 decreased as compared to the same period in prior year due to a decrease in pre-tax income at the Company’s U.S. locations.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows and proceeds from borrowings. During the first quarter of 2014, we used cash of $8.1 million in operating activities which was primarily driven by the manufacturing of inventory for future customer orders, an increase in customer receivables due to the timing of invoicing and cash collections within the quarter, and the payment of accounts payable and other accrued liabilities during the quarter.

During the first quarter of 2014, cash used in investing activities was $3.1 million, resulting primarily from the acquisition of property and equipment. Additionally, during the first quarter of 2014, we generated cash of $1.5 million from financing activities, relating primarily to stock option exercises and ESPP purchases, offset in part by repurchases of treasury stock, and payments made on our credit facilities.

Working capital, defined as current assets less current liabilities, was $241.4 million at March 31, 2014 as compared to $235.1 million as of December 31, 2013. This increase primarily relates to increases in accounts receivable, inventory and royalty receivables.

In December 2013, we issued $150 million of 2.25% Cash Convertible Senior Notes (the “Notes”), which generated net proceeds of $134.8 million, which includes the associated warrants, convertible note hedges and bank fees. In connection with the offering of these notes, we entered into convertible note hedging transactions with two counterparties. We also entered into warrant transactions in which we sold warrants of our common stock to the counterparties. We paid the counterparties approximately $33.6 million for the convertible note hedge and received approximately $23.1 million from the counterparties for the warrants. See Note 4 for additional information regarding these transactions.

In April 2012, the Company entered into a $20.0 million credit facility consisting of a 4-year, $5.0 million term loan and a $15.0 million revolving line of credit. The Company used a portion of the initial proceeds from borrowings against the term loan to repay all amounts due under its prior credit agreement. As of March 31, 2014, the Company had no amounts outstanding under the line of credit and $5.8 million of outstanding letters of credit secured by this line of credit. The amount available to be borrowed under the revolving line of credit at March 31, 2014 was $9.2 million.

Under the terms of the April 2012 credit agreement, the Company is required to maintain a $5.0 million restricted cash balance to partially collateralize the revolving line of credit. In conjunction with an amendment to the credit agreement dated December 20, 2012, the restricted cash requirement is directly reduced by the amount of principal payments made on the term loan which began in May 2013. The amount of restricted cash collateralizing the revolving line of credit was $4.3 million at March 31, 2014.

In April 2014, the Company utilized the balance of restricted cash to pay off the balance of the term loan, thereby eliminating both the term loan liability and releasing the restricted cash. The Company continues to maintain the $15.0 million revolving line of credit component and the outstanding letters of credit secured by this line.

Borrowings under this agreement bear interest at a fluctuating rate equal to: (i) in the case of the term loan, the sum of (a) an interest rate equal to daily three month LIBOR, plus (b) 3.25%; and (ii) in the case of advances under the revolving line of credit, the sum of (a) an interest rate equal to daily three month LIBOR, plus (b) 2.75%. As of March 31, 2014, the interest rate on the outstanding term loan was 3.5%.

The credit facility contains financial covenants, including a minimum fixed charge coverage ratio commencing in 2013 and extending for the remaining term of the agreement, maximum quarterly and year-to-date capital expenditures, minimum monthly domestic unrestricted cash and maximum average monthly cash reserves held at international locations. As of March 31, 2014, the Company was in compliance with its current financial covenants and the $15.0 million revolving line of credit remains available under the terms of the aforementioned credit agreement.

The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There have been no material changes to our contractual obligations since December 31, 2013, other than the repayment of the principal outstanding under the aforementioned term loan subsequent to March 31, 2014, which was fully collateralized by the restricted cash. As of March 31, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, derivative instruments and hedging activities, pension and postretirement benefit plans, income taxes and contingencies, among other effects. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We refer to the policies and estimates set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There have been no material changes or modifications to the policies since December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes with respect to the information on Quantitative and Qualitative Disclosures about Market Risk appearing in Part II, Item 7A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to Part 1 – Note 10 to the condensed consolidated financial statements for details and history on outstanding litigation.

Item 1A. Risk Factors

In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part II, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The following risk factor has been revised or updated since the filing of our annual report on Form 10-K for the year ended December 31, 2013:

If we are not successful in selecting and integrating the businesses we acquire, or in managing our current and future divestitures, our business may suffer.

In recent years, we have engaged in a number of acquisitions and strategic investments. We plan to continue to acquire businesses and technologies and form strategic alliances. However, businesses and technologies may not be available on terms and conditions we find acceptable. We risk spending time and money investigating and negotiating with potential acquisition or alliance partners, but not completing transactions.

Even if completed, acquisitions and alliances involve numerous risks which may include:

•    difficulties and expenses incurred in assimilating and integrating operations, services, products or technologies;

•    challenges with developing and operating new businesses;

•    diversion of management's attention from other business concerns;

•    potential losses resulting from undiscovered liabilities of acquired companies that are not covered by the indemnification we may obtain from the seller;

•    acquisitions could be dilutive to earnings,;

•    loss of key employees;

•    risks that disagreements or disputes with prior owners of an acquired business may result in litigation expenses and diversion of our management's attention;

•    challenges with integration and support of preexisting supplier, distribution and customer relationships;

•    the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies;

•    difficulties in achieving business and financial success; and

•    new technologies and products may be developed which cause businesses or assets we acquire to become less valuable.

In the event that an acquired business or technology or an alliance does not meet our expectations, our results of operations may be adversely affected.

We continually evaluate the performance and strategic fit of our businesses. Divestitures may result in significant write-offs, including those related to goodwill and other intangible assets, which could have an adverse effect on our results of operations and financial condition. In addition, we may encounter difficulty in finding acceptable exit strategies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents share repurchases during the three months ended March 31, 2014:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2014 – January 31, 2014	13,145	$10.57	N/A	N/A
February 1, 2014 – February 28, 2014	9,297	$12.55	N/A	N/A
March 1, 2014 – March 31, 2014	3,582	$16.44	N/A	N/A
Total	26,024	$12.08	N/A	N/A

(1) Consists of shares repurchased by the Company for certain employee’s restricted stock that vested to satisfy minimum tax withholding obligations that arose on the vesting of the restricted stock.

Item 6.	Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger by and among Albany Molecular Research, Inc., AICu Acquisition Corp., Cedarburg Pharmaceuticals, Inc. and James Gale, dated March 22, 2014 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2014, File No. 001-35622).

10.1	Employment Agreement, dated as December 13, 2013, by and between the Company and George Svokos (filed herein).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

XBRL (eXtensible Business Reporting Language). The following materials from Albany Molecular Research, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) notes to consolidated financial statements.

* This certification is not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALBANY MOLECULAR RESEARCH, INC.

Date: May 9, 2014	By:	/s/ Michael M. Nolan
Michael M. Nolan
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

