Form 10-Q
period 2014-06-30
ALBANY MOLECULAR RESEARCH INC
filed 2014-08-11
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2014
Common Stock, $.01 par value	32,478,117 excluding treasury shares of 5,458,062

ALBANY MOLECULAR RESEARCH, INC.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except for per share data)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Contract revenue	$61,474	$50,764	$112,512	$97,257
Recurring royalties	6,705	8,528	14,988	21,441
Total revenue	68,179	59,292	127,500	118,698

Cost of contract revenue	45,038	42,450	86,648	80,272
Technology incentive award	424	569	1,017	1,683
Research and development	128	171	207	276
Selling, general and administrative	12,747	12,454	23,376	22,003
Postretirement benefit plan settlement gain		–	(1,285)	–
Restructuring charges	1,042	4,953	1,272	5,832
Property and equipment impairment charges	3,718	906	3,718	1,440
Total operating expenses	63,097	61,503	114,953	111,506

Income (loss) from operations	5,082	(2,211)	12,547	7,192

Interest expense, net	(3,065)	(137)	(5,681)	(384)
Other income (expense), net	(192)	377	(232)	994

Income (loss) before income taxes	1,825	(1,971)	6,634	7,802

Income tax (benefit) expense	(1,899)	504	(590)	4,000

Net income (loss)	$3,724	$(2,475)	$7,224	$3,802

Basic income (loss) per share	$0.12	$(0.08)	$0.23	$0.12

Diluted income (loss) per share	$0.11	$(0.08)	$0.22	$0.12

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$3,724	$(2,475)	$7,224	$3,802
Foreign currency translation gain (loss)	364	(1,982)	1,008	(2,665)
Net actuarial gain of pension and postretirement benefits	101	142	186	267
Total comprehensive income (loss)	$4,189	$(4,315)	$8,418	$1,404

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$130,417	$175,928
Restricted cash	6,467	714
Accounts receivable, net	58,480	52,216
Royalty income receivable	6,541	7,523
Inventory	44,277	31,991
Prepaid expenses and other current assets	10,325	7,061
Deferred income taxes	4,311	3,586
Total current assets	260,818	279,019

Property and equipment, net	131,619	127,775
Notes hedges	87,964	22,654
Goodwill	16,866	–
Restricted cash	–	3,810
Intangible assets and patents, net	15,348	3,042
Deferred income taxes	1,876	2,047
Other assets	5,659	6,921
Total assets	$520,150	$445,268
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$32,685	$30,174
Deferred revenue and licensing fees	9,038	6,588
Arbitration reserve	669	1,351
Income taxes payable	6,651	8,901
Accrued pension benefits	681	811
Current installments of long-term debt	406	1,024
Total current liabilities	50,130	48,849
Long-term liabilities:
Long-term debt, excluding current installments	122,154	123,135
Notes conversion derivative	87,964	22,654
Deferred licensing fees	975	1,926
Pension and postretirement benefits	4,474	6,059
Deferred income taxes	71	631
Other long-term liabilities	1,071	1,257
Total liabilities	266,839	204,511
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized, 37,877 shares issued as of June 30, 2014 and 37,023 shares issued as of December 31, 2013	379	370
Additional paid-in capital	240,355	235,806
Retained earnings	90,134	82,910
Accumulated other comprehensive loss, net	(10,083)	(11,277)
	320,785	307,809
Less, treasury shares at cost, 5,458 shares as of June 30, 2014 and 5,425 shares as of December 31, 2013	(67,474)	(67,052)
Total stockholders’ equity	253,311	240,757
Total liabilities and stockholders’ equity	$520,150	$445,268

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
(Dollars in thousands)	June 30, 2014	June 30, 2013

Operating activities
Net income	$7,224	$3,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible amortization	8,025	8,133
Deferred financing amortization	1,033	-
Accretion of discount on long-term debt	2,823	–
Deferred income tax benefit	(2,492)	1,720
Loss on disposal of property, plant and equipment	126	331
Property and equipment impairment	3,718	1,440
Stock-based compensation expense	1,957	1,178
Gain on settlement of post-retirement liability	(1,285)	–
Excess tax benefit of stock option exercises	(1,080)	(628)
Provision for bad debt	33	52
Changes in assets and liabilities that provide (use) cash, net of acquisition:
Accounts receivable	(5,460)	3,982
Royalty income receivable	982	(350)
Inventory	(8,823)	(7,081)
Prepaid expenses and other assets	(2,263)	(170)
Accounts payable and accrued expenses	(1,105)	6,440
Income taxes	47	(372)
Deferred revenue and licensing fees	1,010	1,759
Pension and postretirement benefits	(118)	149
Other long-term liabilities	13	(887)
Net cash provided by operating activities	4,365	19,498

Investing activities
Purchase of business, net of cash acquired	(38,704)	–
Purchase of property, plant and equipment	(6,446)	(4,862)
Payments for patent applications and other costs	(198)	(285)
Proceeds from disposal of property, plant and equipment	-	169
Net cash used in investing activities	(45,348)	(4,978)

Financing activities
Principal payments on long-term debt	(4,988)	(416)
Deferred financing costs	(222)	–
Change in restricted cash	(1,943)	345
Proceeds from sale of common stock	1,519	862
Purchases of treasury stock	(422)	(91)
Excess tax benefit of stock option exercises	1,080	628
Net cash (used in) provided by financing activities	(4,976)	1,328

Effect of exchange rate changes on cash	448	(1,175)

(Decrease) increase in cash and cash equivalents	(45,511)	14,673

Cash and cash equivalents at beginning of period	175,928	23,293

Cash and cash equivalents at end of period	$130,417	$37,966

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as of June 30, 2014. All intercompany balances and transactions have been eliminated during consolidation. Assets and liabilities of non-U.S. operations are translated at period-end rates of exchange, and the statements of operations are translated at the average rates of exchange for the period. Unrealized gains or losses resulting from translating non-U.S. currency financial statements are recorded in accumulated other comprehensive loss in the accompanying unaudited condensed consolidated balance sheets. When necessary, prior years’ unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.

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

For both the three and six months ended June 30, 2014 and 2013, no milestone revenue was recognized by the Company.

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

Upon entering into a new credit agreement in April 2012, the Company was required to maintain a $5,000 restricted cash balance to partially collateralize the revolving line of credit. In conjunction with an amendment to the credit agreement dated December 20, 2012, the restricted cash requirement was directly reduced by the amount of principal payments made on the term loan which began in May 2013. In April 2014, the Company utilized the balance of restricted cash to pay off the balance of the term loan, thereby eliminating the term loan liability. In June 2014 the Company terminated the credit agreement while still maintaining the letters of credit, thus requiring the Company to continue to maintain a restricted cash balance to collateralize these letters of credit. Restricted cash as of June 30, 2014 was $6,467.

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

Note 2 — Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average common shares outstanding - basic	31,490	30,872	31,385	30,760
Dilutive effect of share-based compensation	1,128	–	1,091	808
Weighted average common shares outstanding - diluted	32,618	30,872	32,476	31,568

The Company has excluded certain outstanding stock options, non-vested restricted stock and warrants from the calculation of diluted earnings per share for the three and six months ended June 30, 2014 and the six months ended June 30, 2013 because of anti-dilutive effects. The Company has excluded all outstanding stock options and non-vested restricted shares from the calculation of diluted earnings per share for the three months ended June 30, 2013 because the net loss causes these outstanding stock options and non-vested restricted shares to be anti-dilutive. The weighted average number of anti-dilutive common equivalents outstanding (before the effects of the treasury stock method) was 9,637 and 267 for the three months ended June 30, 2014 and 2013, respectively, and 9,886 and 737 for the six months ended June 30, 2014 and 2013, respectively. These amounts are not included in the calculation of weighted average common shares outstanding.

Note 3 - Business Acquisition

On April 4, 2014, the Company completed the purchase of all of the outstanding shares of Cedarburg Pharmaceuticals, Inc. (Cedarburg), a contract developer and manufacturer of technically complex active pharmaceutical ingredients (“API’s”) for both generic and branded customers, located in Grafton, WI and Denver, CO. The aggregate purchase price was $38,951.

A final valuation will be completed to determine the fair value of the acquired property and equipment and any potential identifiable intangibles, which may result in changes to their estimated fair values, as well as changes to the allocated goodwill fair value. The following table summarizes the preliminary allocation of the purchase price to the fair value of the net assets acquired:

April 4, 2014
Assets Acquired
Cash	$247
Accounts receivable	837
Inventory	3,463
Prepaid expenses and other current assets	549
Property and equipment	8,307
Goodwill	16,866
Intangible assets	12,500
Total assets acquired	$42,769

Liabilities Assumed
Accounts payable and accrued expenses	$1,601
Deferred revenue	489
Capital lease obligations	566
Restructuring liabilities	1,134
Deferred tax liabilities	28
Total liabilities assumed	3,818
Net assets acquired	$38,951

The aggregate purchase price of $38,951 is provisional pending determination of the final adjustment to the transaction consideration based on the working capital position of Cedarburg at the date of closing. The fair values of the acquired property and equipment, goodwill, and identifiable intangible assets of $8,307, $16,866, and $12,500, respectively, are provisional pending receipt of the final valuations for those assets.

Revenue and net income from Cedarburg for the period April 4, 2014 to June 30, 2014 was $5,515 and $721, respectively. The following table shows the unaudited combined condensed pro forma statements of income for the three and six months ended June 30, 2014 and 2013, respectively, as if the Cedarburg acquisition had occurred on January 1, 2013. This pro forma information does not purport to represent what the Company’s actual results would have been if the acquisition had occurred as of the date indicated or what such results would be for any future periods.

	Unaudited
	Three Months Ended June 30,
	2014	2013
Total revenues	$68,181	$64,135
Net income (loss)	4,124	(2,339)
Earnings (loss) per share:
Basic	$0.13	$(0.08)
Diluted	$0.13	$(0.08)

	Unaudited
	Six Months Ended June 30,
	2014	2013
Total revenues	$129,289	$127,676
Net income	6,612	3,215
Earnings per share:
Basic	$0.21	$0.10
Diluted	$0.20	$0.10

For the three and six months ended June 30, 2014 pre-tax net income was adjusted by reducing expenses by $2,124 and $2,694, respectively, for acquisition related costs. For the six months ended June 30, 2013 pre-tax net income was adjusted by increasing expenses by $824 for acquisition related costs.

For the six months ended June 30, 2014 pre-tax net income was adjusted by increasing expenses by $275 for purchase accounting related depreciation and amortization. For the three and six months ended June 30, 2013 pre-tax net income was adjusted by increasing expenses by $275 and $550, respectively, for purchase accounting related depreciation and amortization.

For the three and six months ended June 30, 2014 pre-tax net income was adjusted by decreasing interest expense by $21 and $43, respectively, to reflect certain debt paid off at the closing. For the three and six months ended June 30, 2013 pre-tax net income was adjusted by decreasing interest expense by $24 and $51, respectively, to reflect certain debt paid off at the closing.

The Company funded the acquisition of Cedarburg in April 2014 utilizing a portion of the proceeds from a private offering of $150,000 aggregate principal amount of 2.25% Cash Convertible Senior Notes (the “Notes”) that was completed in December 2013. The Company did not have sufficient cash on hand to complete the acquisition of Cedarburg as of January 1, 2013. For the purposes of presenting the pro forma combined condensed statement of operations for the three and six months ended June 30, 2013, the Company has included the assumption of bridge financing as of January 1, 2013 to fund the acquisition of Cedarburg as of that date. The pro forma combined condensed statement of operations for the three and six months ended June 30, 2013 reflects the recognition of interest expense on the assumed bridge financing for the period January 1, 2013 to December 4, 2013 using the rate of interest that the Company paid on its term loan facility, at which point it is further assumed that a portion of the Notes financing would have been utilized to satisfy the bridge financing. For the three and six months ended June 30, 2013, pre-tax net income was adjusted by $321 and $642 of pro forma interest expense on the bridge financing.

Note 4 –Debt

The following table summarizes long-term debt:

	June 30, 2014	December 31, 2013
Convertible senior notes, net of unamortized debt discount	$119,755	$116,931
Term loan	–	4,524
Industrial development authority bond	2,390	2,695
Capital leases - equipment	409	-
Miscellaneous loan	6	9
	122,560	124,159
Less current portion	(406)	(1,024)
Total long-term debt	$122,154	$123,135

The aggregate maturities of long-term debt, exclusive of unamortized debt discount of $30,245 at June 30, 2014, are as follows:

2014 (remaining)	$75
2015	448
2016	448
2017	397
2018	150,348
Thereafter	1,089
Total	$152,805

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

The cash conversion feature of the Notes (“Notes Conversion Derivative”) requires bifurcation from the Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. The fair value of the Notes Conversion Derivative at the time of issuance of the Notes was $33,600 and was recorded as original debt discount for purposes of accounting for the debt component of the Notes. This discount is amortized as interest expense using the effective interest method over the term of the Notes. For the three and six months ended June 30, 2014, the Company recorded $1,430 and $2,823, respectively of amortization of the debt discount as interest expense based upon an effective rate of 7.69%.

The components of the Notes were as follows:

	June 30, 2014	December 31, 2013
Principal amount	$150,000	$150,000
Unamortized debt discount	30,245	33,069
Net carrying amount of Notes	$119,755	$116,931

In connection with the pricing of the Notes, on November 19, 2013, the Company entered into cash convertible note hedge transactions (“Notes Hedges”) relating to a notional number of shares of the Company's common stock underlying the Notes to be issued by the Company with two counterparties (the "Option Counterparties"). The Notes Hedges, which are cash-settled, are intended to reduce the Company’s exposure to potential cash payments that the Company would be required to make upon conversion of the Notes in excess of the principal amount of converted notes if our common stock price exceeds the conversion price. The Notes Hedges are accounted for as a derivative instrument in accordance with ASC Topic 815. The aggregate cost of the note hedge transaction was $33,600.

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

Neither the Notes Conversion Derivative nor the Notes Hedges qualify for hedge accounting, thus any changes in the fair market value of the derivatives is recognized immediately in the statement of operations. As of June 30, 2014, the changes in fair market value of the Notes Conversion Derivative and the Notes Hedges were equal, therefore there was no change in fair market value that was recognized in the accompanying condensed consolidated statement of operations.

The following table summarizes the fair value and the presentation in the condensed consolidated balance sheet:

	Location on Balance Sheet	June 30, 2014	December 31, 2013
Notes Hedges	Long-term assets	$87,964	$22,654
Notes Conversion Derivative	Long-term liabilities	$(87,964)	$(22,654)

Term Loan and Revolving Credit Facility

In April 2012, the Company entered into a $20,000 credit facility consisting of a 4-year, $5,000 term loan and a $15,000 revolving line of credit. In April 2014, the Company utilized the balance of restricted cash to pay off the balance of the term loan, thereby eliminating the term loan liability. In June 2014 the Company terminated the credit agreement while still maintaining the letters of credit, thus requiring the Company to continue to maintain restricted cash to collateralize these letters of credit.

The balance required to be maintained as restricted cash must be at least 110% of the maximum potential amount of the outstanding letters of credit.  As of June 30, 2014, the Company had $5,141 of outstanding letters of credit secured by restricted cash.

IDA Bonds

The Company maintains variable interest rate industrial development authority (“IDA”) bonds due in increasing annual installments through 2021. Interest payments are due monthly with a current interest rate of 0.15% at June 30, 2014. The amount outstanding as of June 30, 2014 was $2,390.

Note 5 - Inventory

Inventory consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Raw materials	$14,934	$13,294
Work in process	7,411	3,314
Finished goods	21,932	15,383
Total inventories, at cost	$44,277	$31,991

Note 6 — Restructuring and Impairment

In April 2014, the Company announced a restructuring plan transitioning Discovery and Development Services (DDS) activities at its Syracuse, N.Y. site to other sites within AMRI and ceased operations in Syracuse at the end of June 2014.

The actions taken are consistent with AMRI’s ongoing efforts to consolidate its facility resources to more effectively utilize its discovery and development resource pool and to further reduce its facility cost structure.

In the first six months of 2014, the Company recorded $1,272 of restructuring charges, including $1,110 during the three months ended June 30, 2014 relating to the closure of the Syracuse, NY location as described above, and administrative costs associated with finalizing the closure of its Hungarian legal entity.

The following table displays the restructuring activity and liability balances for the six month period ended and as of June 30, 2014:

	Balance at January 1, 2014	Charges/ (reversals)	Amounts Paid	Foreign Currency Translation & Other Adjustments (1)	Balance at June 30, 2014
Termination benefits and personnel realignment	$323	$1,103	$(452)	(2)	$972
Lease termination and relocation charges	3,582	236	(1,898)	–	1,920
Other	471	(67)	(52)	1	353
Total	$4,376	$1,272	$(2,402)	$(1)	$3,245

Termination benefits and personnel realignment costs relate to severance packages, outplacement services, and career counseling for employees affected by the restructuring. Lease termination charges relate to estimated costs associated with exiting a facility, net of estimated sublease income.

Restructuring charges are included under the caption “Restructuring charges” in the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 and the restructuring liabilities are included in “Accounts payable and accrued expenses” and “other long-term liabilities” on the condensed consolidated balance sheets at June 30, 2014 and December 31, 2013.

Anticipated cash outflow related to the restructuring reserves as of June 30, 2014 for the remainder of 2014 is approximately $2,038.

In conjunction with the Company’s actions to optimize its location footprint, the Company also recorded property and equipment impairment charges of $3,718 in the first half of 2014 and $1,440 in the first half of 2013 in the DDS segment. These charges are included under the caption “Property and equipment impairment charges” on the condensed consolidated statement of operations for the three months and six months ended June 30, 2014 and 2013.

Note 7 — Goodwill and Intangible Assets

The carrying amounts of goodwill and intangible assets as of June 30, 2014 and December 31, 2013 are as follows:

	Amortization Period	December 31, 2013	Acquisitions	Additions	Amortization	June 30, 2014
Patents and Licensing Rights	2-16 years	$2,804	$-	$198	$(140)	$2,862
Trademarks	5 years	-	400	-	(20)	380
Customer Relationships	5-20 years	238	12,100	-	(232)	12,106
Goodwill	-	-	16,866	-		16,866

Total		$3,042	$29,366	$198	$(392)	$32,214

Amortization expense related to intangible assets was $281 and $113 for the three months ended June 30, 2014 and 2013, respectively, and $392 and $216 for the six months ended June 30, 2014 and 2013, respectively. The weighted average amortization period is 17.5 years.

The following chart represents estimated future annual amortization expense related to intangible assets:

Year ending December 31,
2014 (remaining)	$561
2015	1,034
2016	959
2017	959
2018	955
Thereafter	10,880
Total	$15,348

Note 8 — Share-Based Compensation

During the three and six months ended June 30, 2014, the Company recognized total share based compensation cost of $1,024 and $1,957, respectively, as compared to total share based compensation cost for the three and six months ended June 30, 2013 of $675 and $1,178, respectively.

The Company grants share-based compensation, including restricted shares, under its 2008 Stock Option and Incentive Plan, as well as its 1998 Employee Stock Purchase Plan.

Restricted Stock

A summary of unvested restricted stock activity during the six months ended June 30, 2014 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding, January 1, 2014	509	$6.28
Granted	562	$11.25
Vested	(183)	$4.74
Forfeited	(26)	$6.92
Outstanding, June 30, 2014	862	$9.84

As of June 30, 2014, there was $6,866 of total unrecognized compensation cost related to non-vested restricted shares. That cost is expected to be recognized over a weighted-average period of 3.3 years. Of the 862 restricted shares outstanding, the Company currently expects 851 shares to vest.

Stock Options

The fair value of each stock option award is estimated at the date of grant using the Black-Scholes valuation model based on the following assumptions:

	For the Six Months Ended
	June 30, 2014	June 30, 2013
Expected life in years	5	5
Risk free interest rate	1.52%	0.82%
Volatility	53%	56%
Dividend yield	—	—

A summary of stock option activity under the Company’s Stock Option and Incentive Plans during the six month period ended June 30, 2014 is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2014	2,046	$5.62
Granted	326	10.37
Exercised	(282)	4.31
Forfeited	(80)	6.95
Expired	(92)	15.78
Outstanding, June 30, 2014	1,918	$6.08	7.5	$26,933
Options exercisable, June 30, 2014	920	$5.79	6.5	$13,184

The weighted average fair value of stock options granted for the six months ended June 30, 2014 and 2013 was $4.85 and $2.86, respectively. As of June 30, 2014, there was $2,408 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 1.6 years. Of the 1,918 stock options outstanding, the Company currently expects 1,887 options to vest.

Employee Stock Purchase Plan

During the six months ended June 30, 2014 and 2013, 36 and 100 shares, respectively, were issued under the Company’s 1998 Employee Stock Purchase Plan (“ESPP”).

During the six months ended June 30, 2014 and 2013, cash received from stock option exercises and employee stock purchases was $1,519 and $862, respectively. The excess tax benefit realized for the tax deductions from share based compensation was $1,080 and $628 for the six months ended June 30, 2014 and 2013, respectively.

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

The following table contains earnings data by operating segment, reconciled to totals included in the unaudited condensed consolidated financial statements:

	Contract Revenue	Milestone & Recurring Royalty Revenue	Income (Loss) from Operations	Depreciation and Intangible Amortization
For the three months ended June 30, 2014
DDS	$19,512	$4,239	$2,703	$1,933
LSM	41,962	2,466	15,126	2,331
Corporate	—	—	(12,747)	—
Total	$61,474	$6,705	$5,082	$4,264

For the three months ended June 30, 2013
DDS	$19,513	$5,697	$2,065	$1,993
LSM	31,251	2,831	8,178	2,023
Corporate	—	—	(12,454)	—
Total	$50,764	$8,528	$(2,211)	$4,016

	Contract Revenue	Milestone & Recurring Royalty Revenue	Income (Loss) from Operations	Depreciation and Intangible Amortization
For the six months ended June 30, 2014
DDS	$39,013	$10,214	$11,015	$3,685
LSM	73,499	4,774	24,908	4,340
Corporate	—	—	(23,376)	—
Total	$112,512	$14,988	$12,547	$8,025

For the six months ended June 30, 2013
DDS	$39,609	$16,838	$13,918	$4,138
LSM	57,648	4,603	15,277	3,995
Corporate	—	—	(22,003)	—
Total	$97,257	$21,441	$7,192	$8,133

The following table summarizes other information by segment as of and for the six month period ended June 30, 2014:

	DDS	LSM	Total
Total assets	$265,810	$254,340	$520,150
Goodwill included in total assets	—	16,866	16,866
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	1,823	4,623	6,446

The following table summarizes other information by segment as of and for the six month period ended June 30, 2013:

	DDS	LSM	Total
Total assets	$108,977	$163,891	$272,868
Investments in unconsolidated affiliates	956	—	956
Capital expenditures	1,356	3,506	4,862

Note 10 — Financial Information by Customer Concentration and Geographic Area

Total contract revenue from DDS’s three largest customers each represented approximately 10%, 9% and 8% for the three months ended June 30, 2014, and 8%, individually, of DDS’s total contract revenue for the three months ended June 30, 2013. Total contract revenue from DDS’s three largest customers represented approximately 8%, individually, of DDS’s total contract revenue for the six months ended June 30, 2014, and 8%, individually, of DDS’s total contract revenue for the six months ended June 30, 2013. Total contract revenue from LSM’s largest customer, GE Healthcare (“GE”), represented 13% and 20% of LSM’s total contract revenue for the three months ended June 30, 2014 and 2013, respectively. GE accounted for approximately 21% and 26% of LSM’s total contract revenue for the six months ended June 30, 2014 and 2013, respectively. GE accounted for approximately 14% and 15% of the Company’s total contract revenue for the six months ended June 30, 2014 and 2013, respectively. LSM’s second largest customer represented 11% and 25% of LSM’s total contract revenue for the three months ended June 30, 2014 and 2013, respectively and 13% and 21% of LSM’s total contract revenue for the six months ended June 30, 2014 and 2013, respectively. Additionally, this customer represented 8% and 13% of the Company’s total contract revenue for the six months ended June 30, 2014 and 2013, respectively.

The Company’s total contract revenue for the three and six months ended June 30, 2014 and 2013 was recognized from customers in the following geographic regions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

United States	71%	71%	67%	67%
Europe	15	18	20	19
Asia	8	8	8	11
Other	6	3	5	3

Total	100%	100%	100%	100%

Long-lived assets by geographic region are as follows:

	June 30, 2014	December 31, 2013
United States	$139,722	$107,403
Asia	6,424	17,449
Europe	17,687	5,965
Total long-lived assets	$163,833	$130,817

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

Allegra:

The Company has settled all of the pending United States and foreign litigations surrounding the marketing of generic versions of Allegra and Allegra-D products. All of the prior legal proceedings have been settled or resolved to the mutual satisfaction of the parties and the related litigations have been dismissed by the mutual consent of the parties. The Company, along with Aventis Pharmaceuticals Inc., the U.S. pharmaceutical business of Sanofi, pursued those prior legal proceedings against several companies seeking to market or which are currently marketing generic versions of Allegra and Allegra-D products. In accordance with the Company’s agreements with Sanofi, Sanofi bears the external legal fees and expenses for these legal proceedings, but in general, the Company must consent to any settlement or other arrangement with any third party. Under those same agreements, the Company received royalties from Sanofi and certain approved sub-licensees on U.S. Patent No. 5,578,610 until it expired in November 2013, and will receive royalties on U.S. Patent No. 5,750,703 until its expiration in 2015, unless those patents are earlier determined to be invalid. The Company is also entitled to receive certain royalties from Sanofi and certain approved sub-licensees through mid-2015, unless the relevant patent(s) are earlier determined to be invalid.

Note 12 – Fair Value

The Company determines its fair value of financial instruments using the following methods and assumptions:

Cash and cash equivalents, restricted cash, receivables, and accounts payable: The carrying amounts reported in the consolidated balance sheets approximate their fair value because of the short maturities of these instruments.

Convertible senior notes, derivatives and hedging instruments: The fair values of the Company’s Notes, which differ from their carrying values, are influenced by interest rates and the Company's stock price and stock price volatility and are determined by prices for the Notes observed in market trading, which are level 2 inputs. The estimated fair value of the Notes at June 30, 2014 was $216,188. The Notes Hedges and the Notes Conversion Derivative are measured at fair value using level 2 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable market data for all inputs, such as implied volatility of the Company's common stock, risk-free interest rate and other factors.

Long-term debt, other than convertible senior notes: The carrying value of long-term debt approximated fair value at June 30, 2014 and December 31, 2013 due to the resetting dates of the variable interest rates.

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

Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3 – defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Note 13 – Accumulated Other Comprehensive Income (Loss)

The activity related to accumulated other comprehensive income (loss) was as follows:

	Pension and postretirement benefit plans	Foreign currency adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2013, net of tax	$(4,140)	$(7,137)	$(11,277)
Net current period change, net of tax	186	1,008	1,194
Balance at June 30, 2014, net of tax	$(3,954)	$(6,129)	$(10,083)

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive income (loss):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Amortization of pension and other postretirement benefits (a)
Actuarial losses	$156	$219	$312	$411
Total before tax effect	156	219	312	411
Tax benefit on amounts reclassified into earnings	(55)	(77)	(110)	(144)
	$101	$142	$202	$267

(a)        Amounts represent amortization of net actuarial loss from shareholders’ equity into postretirement benefit plan cost. This amount was primarily recognized as cost of contract revenue in the consolidated statement of operations.

Note 14 – Employee Benefit Plans

In the first quarter of 2014, the union ratified an action to settle the medical component of the post-retirement benefit plan, significantly reducing the level of benefits available to the participants. As a result, the Company recorded $1,285 of operating income in the first quarter of 2014 due to the settlement of this obligation.

Note 15 – Subsequent Events

In July 2014, the Company announced the completion of the acquisition of Oso Biopharmaceuticals Manufacturing, LLC, a contract manufacturer of highly complex injectable drug products. Total consideration paid, pending the completion of purchase accounting adjustments, was $110,000. AMRI financed the transaction with cash on hand.

Note 16 - Revision of Prior Period Financial Statements

During the second quarter of fiscal year 2014, we identified an error in our accounting for income tax expense recorded in fiscal years 2006 to 2013. We assessed the materiality of the error on prior periods’ financial statements and concluded that the error was not material to any of our prior period annual or interim financial statements. We elected to revise previously issued consolidated financial statements the next time they are filed. As each subsequent filing is made in the future, the previous period consolidated financial statements affected by the error will be revised. We have revised the condensed consolidated balance sheet as of December 31, 2013 included herein to reflect the correct balances by increasing income taxes payable and decreasing retained earnings each by $4,947. We have also revised the condensed consolidated statements of operations for the three and six months ended June 30, 2013 by increasing income tax expense by $228 and $456, respectively, resulting in a decrease in net income for the same periods by $228 and $456, respectively. For the three months ended June 30, 2013 loss per basic and diluted share increased by $0.01. For the six months ended June 30, 2014 income per basic and diluted share decreased by $0.02.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our results of operations and financial condition should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the Notes thereto included within this report. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “intend,” “expect,” “anticipate,” “believe,” and “continue” or similar words, and include, but are not limited to, statements concerning the Company’s relationship with its largest customers, the Company’s collaboration with Bristol-Myers Squibb (“BMS”) and Genentech, expected benefits from the acquisition of Cedarburg Pharmaceuticals, Inc., the acquisition of Oso Biopharmaceuticals Manufacturing, LLC, future acquisitions or divestitures, earnings, contract revenues, costs and margins, patent protection, Allegra® and Actavis royalty revenue, government regulation, retention and recruitment of employees, customer spending and business trends, foreign operations, including increasing options and solutions for customers, business growth and the expansion of the Company’s global market, clinical supply manufacturing, management’s strategic plans, drug discovery, product commercialization, license arrangements, research and development projects and expenses, revenue and expense expectations for future periods, long-lived asset impairment, pension costs, competition and tax rates. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that could cause such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 17, 2014, as updated by Part II Item 1A, “Risk Factors,” in subsequent Forms 10-Q. All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future, except as required by law. References to “AMRI”, the “Company,” “we,” “us,” and “our,” refer to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole.

Strategy and Overview

We are a global contract research and manufacturing organization uniquely positioned in the marketplace to provide a competitive advantage to a diverse group of customers. Our reputation of providing the highest quality service on a global basis with a variety of pricing options provides companies with the security of sourcing discovery, development, small and large-scale manufacturing projects throughout our global network of research and manufacturing facilities. We believe we have a unique portfolio of service offerings ranging from early stage discovery through manufacturing and formulation across the U.S., Europe and Asia. We believe this product and geographic mix will continue to allow us to increase multi-year strategic relationships and enhance our revenue growth with a variety of customers. In 2014 and beyond, we are targeting growth and increased profitability across the discovery and early development, active pharmaceutical ingredients (“API”) manufacturing and formulation manufacturing service offerings.

As part of our strategy to accomplish these objectives, the recent appointment of some of our highly experienced, key personnel, underscore AMRI’s dedication to client service, operational excellence, and growth. We have enhanced and unified our sales and marketing organization under new global leadership to optimize selling opportunities and management of key accounts across our business segments. We believe our strengthened organizational structure, combined with more focused sales and marketing efforts, should enable us to drive long term growth across diversified segments and increased sustainable profitability.

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

We are also continuing to focus our efforts on other important customer segments: small and large biotech companies, non-profit/government entities and related industries such as the agricultural, nutraceutical and food industries. We believe maintaining a balance within our customer portfolio between large pharmaceutical, non-profit/government, biotech and other companies will help support sustained sales and reduce risk.

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

In April 2014, we announced the transitioning of our DDS activities at our Syracuse, NY site to other sites within the Company and ceased operations in Syracuse at the end of June 2014. These actions are consistent with our ongoing efforts to consolidate our facility resources to more effectively utilize its discovery and development resource pool and to further reduce our facility cost structure.

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

In April 2014, we completed the acquisition of Cedarburg Pharmaceuticals, Inc. (“Cedarburg Pharmaceuticals”), a contract developer and manufacturer of technically complex API for both generic and branded customers. Customers will benefit from access to a greater breadth of resources, including development of complex API, expanded scale-up capabilities and large scale manufacturing in lower cost environments.

In July 2014, we announced the completion of the acquisition of Oso Biopharmaceuticals Manufacturing, (“OsoBio”), a contract manufacturer of highly complex injectable drug products with expertise in large-scale commercial production. The addition of Oso Bio is complementary to our early stage drug product manufacturing capabilities. Customers will benefit from access to a single source to address their sterile fill/finish needs from Phase 1 development complete to commercial supply.

The Cedarburg Pharmaceuticals and Oso Bio transactions are consistent with our strategy to be the preeminent supplier of custom and complex drug development services and product to both the branded and generic pharmaceutical industry.

Our backlog of open manufacturing orders and accepted service contracts was $116.8 million at June 30, 2014 as compared to $114.8 million at June 30, 2013. Our manufacturing and services contracts are completed over varying durations, from short to extended periods of time.

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

Our total revenue for the quarter ended June 30, 2014 was $68.2 million, which included $61.5 million from our contract service business and $6.7 million from royalties on sales of Allegra/Telfast and certain products sold by Actavis. Consolidated gross margin was 26.7% for the quarter ended June 30, 2014 as compared to 16.4% for the quarter ended June 30, 2013.

During the six months ended June 30, 2014, cash provided by operations was $4.4 million compared to cash provided by operations of $19.5 million for the same period of 2013. The change from the six months ended June 30, 2013 was primarily driven by an increase in customer receivables due to growth in contract revenues and the timing of invoicing and cash collections, as well as timing of the payment of accounts payable and other accrued liabilities. During the six months ended June 30, 2014, we spent $6.4 million on capital expenditures, primarily related to growth and maintenance of our existing facilities. During the six months ended June 30, 2014, we spent $38.7 million to acquire Cedarburg Pharmaceuticals. As of June 30, 2014, we had $136.9 million in cash, cash equivalents, and restricted cash and $122.6 million in bank and other related debt, the largest portion of both the cash and the debt are a result of an offering of senior convertible notes sold by us in fourth quarter of 2013. In July 2014, we subsequently used $109.3 million of cash to acquire the Oso Bio business.

Results of Operations – Three and Six Months ended June 30, 2014 Compared to Three and Six Months Ended June 30, 2013

Revenues

Total contract revenue

Contract revenue consists primarily of fees earned under manufacturing or service contracts with third-party customers. Our contract revenues for each of our Discovery, Drug Development and Small Scale Manufacturing (“DDS”) and Large-Scale Manufacturing (“LSM”) segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013

DDS	$19,512	$19,513	$39,013	$39,609
LSM	41,962	31,251	73,499	57,648
Total	$61,474	$50,764	$112,512	$97,257

DDS contract revenues for the three months and six months ended June 30, 2014 are consistent with the same periods in 2013, as decreases in U.S. chemistry and biology services were offset by an increase in U.S. development and small-scale services.

We currently expect DDS contract revenue for full year 2014 to increase from amounts recognized in 2013 driven by improved facility utilization at all of our sites.

LSM revenue increased for the three months ended June 30, 2014 from the same period in 2013 due to incremental revenues from the acquisition of Cedarburg Pharmaceuticals in the second quarter of 2014, as well as increased demand at our Burlington, MA and UK manufacturing facilities. LSM revenue increased for the six months ended June 30, 2014 from the same period in 2013 due to incremental revenues from the acquisition of Cedarburg Pharmaceuticals in the second quarter of 2014 and increased demand for our existing commercial manufacturing services and clinical supply manufacturing services worldwide.

We currently expect continued growth in LSM contract revenue for full year 2014 due to on-going demand for our existing commercial manufacturing services and clinical supply manufacturing services worldwide, as well as incremental revenues expected as a result of the acquisitions of Cedarburg Pharmaceuticals and Oso Biopharmaceuticals.

Recurring royalty revenue

Three Months Ended June 30,		Six Months Ended June 30,
2014	2013	2014	2013
(in thousands)

$6,705	$8,528	$14,988	$21,441

The largest portion of our recurring royalties relates to worldwide sales of Allegra/Telfast and Sanofi over-the-counter (“OTC”) product and authorized generics. Additionally, beginning in the third quarter of 2012 we have earned recurring royalty revenue in conjunction with a Development and Supply Agreement with Actavis at the Company’s Rensselaer, NY manufacturing facility.

Recurring royalties decreased during the three and six months ended June 30, 2014 from the same periods in 2013 primarily due to the incremental effect of the introduction of generic fexofenadine in Japan in the later part of the first quarter of 2013. Additionally, there was a decrease in Allegra royalties as a result of patent expirations that began in late 2013, as well as a less severe allergy season in Japan in 2014.

We currently expect full year 2014 recurring royalties to decrease from amounts recognized in 2013, as previously announced, primarily due to patent expirations of Allegra that began in 2013 along with the introduction of generic fexofenadine in Japan during the first quarter of 2013. These decreases will be partially offset by a slight increase in Actavis royalties.

The recurring royalties we receive on the sales of Allegra/Telfast have historically provided a material portion of our revenues, earnings and operating cash flows. We have been issued various United States and international patents covering fexofenadine HC1 and certain related manufacturing processes. These U.S. patents began to expire in November 2013. The international patents began to expire in June 2014 and most of these patents are covered by our license agreements with Sanofi. We continue to develop our business in an effort to supplement the revenues, earnings and operating cash flows that have historically been provided by Allegra/Telfast royalties.

Costs and Expenses

Cost of contract revenue

Cost of contract revenue consists of compensation and associated fringe benefits for employees, chemicals, depreciation and other indirect project related costs. Cost of contract revenue for our DDS and LSM segments were as follows:

Segment	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013

DDS	$15,789	$16,951	$32,076	$33,723
LSM	29,249	25,499	54,572	46,549
Total	45,038	$42,450	$86,648	$80,272

DDS Gross Margin	19.1%	13.1%	17.8%	14.9%
LSM Gross Margin	30.3%	18.4%	25.8%	19.2%
Total Gross Margin	26.7%	16.4%	23.0%	17.5%

DDS contract revenue gross margin percentage increased for the three and six months ended June 30, 2014 compared to contract revenue gross margin percentage for the same periods in 2013. These increases are primarily due to previously announced cost savings initiatives as well as an increase in facility utilization.

We currently expect DDS contract margin percentage for 2014 to improve over amounts recognized in 2013 due to improved facility utilization.

LSM’s contract revenue gross margin percentages increased for the three and six months ended June 30, 2014 compared to the same periods in 2013 due to the accretive benefit of gross margin percentages from the Cedarburg Pharmaceuticals acquisition and increased capacity utilization at our large-scale manufacturing facilities worldwide.

We currently expect improvement in LSM contract margins for full year 2014 as compared to full year 2013 driven by an increase in capacity utilization at all of our large-scale facilities worldwide, including the expected accretive benefit of gross margin percentages from the Cedarburg Pharmaceuticals and Oso Biopharmaceuticals acquisitions.

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

Three Months Ended June 30,		Six Months Ended June 30,
2014	2013	2014	2013
(in thousands)

$424	$569	$1,017	$1,683

We expect technology incentive award expense to generally fluctuate directionally and proportionately with fluctuations in Allegra royalties in future periods. Technology incentive award expense decreased for the three and six months ended June 30, 2014 as compared to the same periods in the prior year due to the decrease in Allegra recurring royalty revenue as discussed above.

Research and development

Research and development (“R&D”) expense consists of compensation and benefits for scientific personnel for work performed on proprietary technology R&D projects, costs of chemicals, materials, outsourced activities and other out of pocket costs and overhead costs.

The Company’s internal discovery research and development expenses focus on various generic programs.

Research and development expenses were as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2014	2013	2014	2013
(in thousands)

$128	$171	$207	$276

R&D expense for the three and six months ended June 30, 2014 decreased from the same periods in 2013 as a result of our continued strategic decision to limit our R&D activities.

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

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist of compensation and related fringe benefits for sales, marketing, operational and administrative employees, professional service fees, marketing costs and costs related to facilities and information services. SG&A expenses were as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2014	2013	2014	2013
(in thousands)

$12,747	$12,454	$23,376	$22,003

SG&A increased for the three and six months ended June 30, 2014 as compared to the same periods in the prior year, primarily due to costs associated with the acquisitions of Cedarburg Pharmaceuticals and Oso Biopharmaceuticals and incremental SG&A costs from the acquisition of Cedarburg Pharmaceuticals in the second quarter of 2014. SG&A for the three and six months ended June 30, 2013 includes a one-time charge of $1.92 million for the settlement of a U.S. litigation matter.

We currently expect SG&A expenses for full year 2014 to increase from amounts recognized in 2013 due to investments made to grow the business, including incremental SG&A costs associated with the acquisitions of Cedarburg Pharmaceuticals and Oso Biopharmaceuticals.

Postretirement benefit plan settlement gain

Three Months Ended June 30,		Six Months Ended June 30,
2014	2013	2014	2013
(in thousands)

$-	$-	$(1,285)	$-

In the first quarter of 2014, we recognized a gain on settlement of post-retirement liability.

Restructuring

Three Months Ended June 30,		Six Months Ended June 30,
2014	2013	2014	2013
(in thousands)

$1,042	$4,953	$1,272	$5,832

In April 2014, the Company announced a restructuring plan transitioning Discovery and Development Services (DDS) activities at its Syracuse, N.Y. site to other sites within AMRI and ceased operations in Syracuse at the end of June 2014.

The actions taken are consistent with AMRI’s ongoing efforts to consolidate its facility resources to more effectively utilize its discovery and development resource pool and to further reduce its facility cost structure. Restructuring charges for the three and six months ended June 30, 2014 consist primarily of termination benefits and personnel realignment costs associated with the closure of the Syracuse site.

During the first half of 2013, we recorded $5.8 million of restructuring charges primarily related to the closure of our Bothell, WA and Budapest, Hungary facilities.

Property and Equipment Impairment

Three Months Ended June 30,		Six Months Ended June 30,
2014	2013	2014	2013
(in thousands)

$3,718	$906	$3,718	$1,440

In the second quarter of 2014, we recorded property and equipment impairment charges of $3.7 million in our DDS segment associated with the Company’s decision to cease operations at our Syracuse, New York facility.

In the first quarter of 2013, we recorded property and equipment impairment charges of $0.5 million in our DDS segment associated with the Company’s decision to cease operations at our Bothell, Washington facility. In the second quarter of 2013, as a result of resolving the termination of the lease at our former Hungary facility, we recorded property and equipment impairment charges of $0.9 million in our DDS segment related to certain moveable equipment located at the former Hungary facility.

Interest expense, net

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013

Interest expense	$(3,065)	$(140)	$(5,684)	$(391)
Interest income	-	3	3	7
Interest expense, net	$(3,065)	$(137)	$(5,681)	$(384)

Net interest expense increased for the three and six months ended June 30, 2014 from the same periods in 2013 primarily due to interest on our convertible senior debt entered into in the fourth quarter of 2013. Interest expense for the three months ended June 30, 2014 also includes $0.4 million related to the write-off of deferred financing assets in conjunction with the termination of our term loan and revolving credit facility.

Other income (expense), net

Three Months Ended June 30,		Six Months Ended June 30,
2014	2013	2014	2013
(in thousands)
$(192)	$377	$(232)	$994

Other expense for the three and six months ended June 30, 2014 was primarily due to the write-off of a litigation settlement receivable balance.

Other income for the three months ended June 30, 2013 was primarily related to the fluctuation in exchange rates associated with the foreign currency transactions. Included in other income for the six months ended June 30, 2013 was an insurance demutualization gain of $0.4 million.

Income tax (benefit) expense

Three Months Ended June 30,		Six Months Ended June 30,
2014	2013	2014	2013
(in thousands)

$(1,899)	$504	$(590)	$4,000

The Company recognized a net income tax benefit for the three and six months ended June 30, 2014 due to the reversal of a valuation allowance on a net operating loss deferred tax asset for the Company’s U.K. operations of $2.8 million due to a change in estimate regarding the recoverability of those assets resulting from improved profitability. Excluding the impact of reversing the valuation allowance, income tax expense increased for the three months ended June 30, 2014 as compared to the same period in 2013 due primarily to increased pre-tax income at the Company’s U.S. locations. Excluding the impact of reversing the valuation allowance, income tax expense decreased for the six months ended June 30, 2014 as compared to the same period in the prior year due primarily to a decrease in pre-tax income at the Company’s U.S. locations, as well as an increase in pre-tax income at the Company’s U.K. operations.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows and proceeds from borrowings. During the first half of 2014, we generated cash from operating activities of $4.4 million. The decrease in cash generated from operating activities from the first half of 2013 is primarily due to an increase in customer receivables due to growth in contract revenues and the timing of invoicing and cash collections, as well as timing of the payment of accounts payable and other accrued liabilities.

During the first half of 2014, cash used in investing activities was $45.3 million, resulting primarily from the use of $38.7 million in cash to acquire Cedarburg Pharmaceuticals in April 2014 and $6.4 million for the acquisition of property and equipment. Additionally, during the first half of 2014, we used $5.0 million in cash in financing activities, relating primarily to payments made on our credit facilities.

Working capital, defined as current assets less current liabilities, was $210.7 million at June 30, 2014 as compared to $230.2 million as of December 31, 2013. This decrease primarily relates to the use of cash to acquire the Cedarburg Pharmaceuticals business in 2014.

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

In April 2012, the Company entered into a $20.0 million credit facility consisting of a 4-year, $5.0 million term loan and a $15.0 million revolving line of credit. Under the terms of the April 2012 credit agreement, the Company was required to maintain a $5.0 million restricted cash balance to partially collateralize the revolving line of credit. In conjunction with an amendment to the credit agreement dated December 20, 2012, the restricted cash requirement was directly reduced by the amount of principal payments made on the term loan which began in May 2013. In April 2014, the Company utilized the balance of restricted cash to pay off the balance of the term loan, thereby eliminating both the term loan liability and releasing the restricted cash.

In June 2014, the Company terminated its credit facility. In conjunction with the termination of the credit facility, the Company was required to maintain a $6.5 million restricted cash balance to collateralize outstanding letters of credit that were previously secured by the revolving line of credit. The Company is in negotiations with other banking institutions to enter into a new revolving line of credit agreement, which will serve in part to secure the outstanding letters of credit and which will allow for the release of the restricted cash balances.

The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There have been no material changes to our contractual obligations since December 31, 2013, other than the repayment of the principal outstanding under the aforementioned term loan in April 2014, which was fully collateralized by the restricted cash. As of June 30, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents share repurchases during the three months ended June 30, 2014:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2014 – April 30, 2014	–	$–	N/A	N/A
May 1, 2014 – May 31, 2014	517	$16.22	N/A	N/A
June 1, 2014 – June 30, 2014	5,983	$16.57	N/A	N/A
Total	6,500	$16.54	N/A	N/A

(1) Consists of shares repurchased by the Company for certain employee’s restricted stock that vested to satisfy minimum tax withholding obligations that arose on the vesting of the restricted stock.

Item 6. Exhibits

Exhibit
Number	Description

2.1	Membership Interest Purchase Agreement By and Among Oso Biopharm Holdings, LLC, Oso Biopharmaceuticals Manufacturing, LLC, ALO Acquisition LLC, and Albany Molecular Research, Inc. dated as of June 1, 2014 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2014, File No. 001-35622)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	XBRL (eXtensible Business Reporting Language). The following materials from Albany Molecular Research, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

* This certification is not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALBANY MOLECULAR RESEARCH, INC.

Date: August 11, 2014	By:	/s/ Michael M. Nolan
Michael M. Nolan
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

