Form 10-Q
period 2014-09-30
ALBANY MOLECULAR RESEARCH INC
filed 2014-11-10
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2014
Common Stock, $.01 par value	32,606,725 excluding treasury shares of 5,465,098

ALBANY MOLECULAR RESEARCH, INC.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except for per share data)	2014	2013	2014	2013

Contract revenue	$57,481	$53,029	$169,993	$150,286
Recurring royalties	4,990	7,726	19,978	29,167
Total revenue	62,471	60,755	189,971	179,453

Cost of contract revenue	56,414	44,548	143,062	124,820
Technology incentive award	260	571	1,277	2,254
Research and development	568	94	775	370
Selling, general and administrative	11,568	9,249	34,944	31,252
Postretirement benefit plan settlement gain	-	-	(1,285)	-
Restructuring charges	2,164	276	3,436	6,108
Property and equipment impairment charges	1,232	-	4,950	1,440
Total operating expenses	72,206	54,738	187,159	166,244

(Loss) income from operations	(9,735)	6,017	2,812	13,209

Interest expense, net	(2,575)	(138)	(8,256)	(411)

Other income (expense), net	235	155	3	1,038

Income (loss) before income taxes	(12,075)	6,034	(5,441)	13,836

Income tax (benefit) expense	(3,434)	2,332	(4,024)	6,332

Net income (loss)	$(8,641)	$3,702	$(1,417)	$7,504

Basic income (loss) per share	$(0.27)	$0.12	$(0.05)	$0.24

Diluted income (loss) per share	$(0.27)	$0.12	$(0.05)	$0.24

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net (loss) income	$(8,641)	$3,702	$(1,417)	$7,504
Foreign currency translation loss	(1,475)	(247)	(467)	(2,912)
Net actuarial gain of pension and postretirement benefits	112	134	298	401
Total comprehensive (loss) income	$(10,004)	$3,589	$(1,586)	$4,993

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(Dollars and shares in thousands, except for per share data)	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$18,416	$175,928
Restricted cash	5,483	714
Accounts receivable, net	56,205	52,216
Royalty income receivable	4,987	7,523
Income taxes receivable	319	-
Inventory	56,020	31,991
Prepaid expenses and other current assets	13,235	7,061
Deferred income taxes	4,311	3,586
Total current assets	158,976	279,019

Property and equipment, net	165,926	127,775
Notes hedges	102,946	22,654
Goodwill	62,047	-
Restricted cash	-	3,810
Intangible assets and patents, net	35,455	3,042
Deferred income taxes	2,377	2,047
Other assets	5,309	6,921
Total assets	$533,036	$445,268
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$41,081	$30,174
Deferred revenue and licensing fees	11,931	6,588
Arbitration reserve	669	1,351
Income taxes payable	-	8,901
Accrued pension benefits	546	811
Current installments of long-term debt	407	1,024
Total current liabilities	54,634	48,849
Long-term liabilities:
Long-term debt, excluding current installments	123,571	123,135
Notes conversion derivative	102,946	22,654
Deferred licensing fees	480	1,926
Pension and postretirement benefits	4,318	6,059
Deferred income taxes	-	631
Other long-term liabilities	1,888	1,257
Total liabilities	287,837	204,511
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.01 par value, 50,000 shares authorized, 38,004 shares issued as of September 30, 2014 and 37,023 shares issued as of December 31, 2013	380	370
Additional paid-in capital	242,365	235,806
Retained earnings	81,493	82,910
Accumulated other comprehensive loss, net	(11,446)	(11,277)
	312,792	307,809
Less, treasury shares at cost, 5,463 shares as of September 30, 2014 and 5,425 shares as of December 31, 2013	(67,593)	(67,052)
Total stockholders’ equity	245,199	240,757
Total liabilities and stockholders’ equity	$533,036	$445,268

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013
Operating activities
Net (loss) income	$(1,417)	$7,504
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and intangible amortization	13,066	11,951
Deferred financing amortization	1,276	-
Accretion of discount on long-term debt	4,280	-
Deferred income tax (expense) benefit	(2,487)	2,410
Loss on disposal of property, plant and equipment	124	195
Property and equipment impairment	4,950	1,440
Stock-based compensation expense	2,975	1,808
Gain on settlement of post-retirement liability	(1,285)	-
Excess tax benefit of stock option exercises	(1,456)	(692)
Provision for bad debt	64	137
Changes in assets and liabilities that provide (use) cash, net of acquisitions:
Accounts receivable	3,054	(1,332)
Royalty income receivable	2,536	402
Inventory	(14,107)	(6,244)
Prepaid expenses and other assets	(3,043)	643
Accounts payable and accrued expenses	150	3,669
Income taxes	(7,179)	1,292
Deferred revenue and licensing fees	2,465	1,232
Pension and postretirement benefits	(261)	135
Other long-term liabilities	209	(891)
Net cash provided by operating activities	3,914	23,659

Investing activities
Purchase of businesses, net of cash acquired	(145,803)	-
Purchase of property, plant and equipment	(12,013)	(7,654)
Payments for patent applications and other costs	(292)	(316)
Proceeds from disposal of property, plant and equipment	80	169
Net cash used in investing activities	(158,028)	(7,801)

Financing activities
Principal payments on long-term debt	(5,027)	(595)
Deferred financing costs	(232)	-
Change in restricted cash	(959)	524
Proceeds from sale of common stock	2,135	1,505
Purchases of treasury stock	(541)	(157)
Excess tax benefit of stock option exercises	1,456	692
Net cash (used in) provided by financing activities	(3,168)	1,969
Effect of exchange rate changes on cash	(230)	(1,400)
(Decrease) increase in cash and cash equivalents	(157,512)	16,427
Cash and cash equivalents at beginning of period	175,928	23,293
Cash and cash equivalents at end of period	$18,416	$39,720

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as of September 30, 2014. All intercompany balances and transactions have been eliminated during consolidation. Assets and liabilities of non-U.S. operations are translated at period-end rates of exchange, and the statements of operations are translated at the average rates of exchange for the period. Unrealized gains or losses resulting from translating non-U.S. currency financial statements are recorded in accumulated other comprehensive loss in the accompanying unaudited condensed consolidated balance sheets. When necessary, prior years’ unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.

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

For both the three and nine months ended September 30, 2014 and 2013, no milestone revenue was recognized by the Company.

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

Upon entering into a new credit agreement in April 2012, the Company was required to maintain a $5,000 restricted cash balance to partially collateralize the revolving line of credit. In conjunction with an amendment to the credit agreement dated December 20, 2012, the restricted cash requirement was directly reduced by the amount of principal payments made on the term loan which began in May 2013. In April 2014, the Company utilized the balance of restricted cash to pay off the balance of the term loan, thereby eliminating the term loan liability. In June 2014 the Company terminated the credit agreement while still maintaining the letters of credit, thus requiring the Company to continue to maintain a restricted cash balance to collateralize these letters of credit. Restricted cash as of September 30, 2014 was $5,483.

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

Note 2 — Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average common shares outstanding - basic	31,631	31,041	31,468	30,854
Dilutive effect of share-based compensation	-	975	-	873
Weighted average common shares outstanding - diluted	31,631	32,016	31,468	31,727

The Company has excluded certain outstanding stock options, non-vested restricted stock and warrants from the calculation of diluted earnings per share for the three and nine months ended September 30, 2013 because of anti-dilutive effects. The Company has excluded all outstanding stock options and non-vested restricted shares from the calculation of diluted earnings per share for the three and nine months ended September 30, 2014 because the net loss causes these outstanding stock options and non-vested restricted shares to be anti-dilutive. The weighted average number of anti-dilutive common equivalents outstanding (before the effects of the treasury stock method) was 3,453 and 189 for the three months ended September 30, 2014 and 2013, respectively, and 2,930 and 502 for the nine months ended September 30, 2014 and 2013, respectively. These amounts are not included in the calculation of weighted average common shares outstanding.

Note 3 - Business Acquisitions

On July 1, 2014, the Company completed the purchase of Oso Biopharmaceuticals Manufacturing, LLC (“OsoBio”), a contract manufacturer of highly complex injectable drug products located in Albuquerque, NM. The preliminary estimated aggregate purchase price is $109,194.

A final valuation will be completed to determine the fair value of the acquired property and equipment and any potential identifiable intangibles, which may result in changes to their estimated fair values, as well as changes to the allocated goodwill fair value. The following table summarizes the preliminary allocation of the purchase price to the fair value of the net assets acquired:

July 1, 2014
Assets Acquired
Cash	$2,223
Accounts receivable	6,270
Inventory	6,459
Prepaid expenses and other current assets	1,992
Property and equipment	35,476
Goodwill	44,879
Intangible assets	20,600
Total assets acquired	$117,899

Liabilities Assumed
Accounts payable and accrued expenses	$7,129
Deferred revenue	943
Other long-term liabilities	633
Total liabilities assumed	8,705
Net assets acquired	$109,194

On April 4, 2014, the Company completed the purchase of all of the outstanding shares of Cedarburg Pharmaceuticals, Inc. (“Cedarburg”), a contract developer and manufacturer of technically complex active pharmaceutical ingredients (“API’s”) for both generic and branded customers, located in Grafton, WI. The aggregate purchase price was $39,079.

The following table summarizes the final allocation of the purchase price to the fair value of the net assets acquired:

April 4, 2014
Assets Acquired
Cash	$247
Accounts receivable	837
Inventory	3,463
Prepaid expenses and other current assets	549
Property and equipment	8,133
Goodwill	17,168
Intangible assets	12,500
Total assets acquired	$42,897

Liabilities Assumed
Accounts payable and accrued expenses	$1,697
Deferred revenue	489
Capital lease obligations	566
Restructuring liabilities	1,038
Deferred tax liabilities	28
Total liabilities assumed	3,818
Net assets acquired	$39,079

Revenue and net loss from OsoBio for the period July 1, 2014 to September 30, 2014 was $6,459 and $(2,670) respectively. Revenue and net income from Cedarburg for the period April 4, 2014 to September 30, 2014 was $7,451 and $308 respectively.

The following table shows the unaudited combined condensed pro forma statements of income for the three and nine months ended September 30, 2014 and 2013, respectively, as if the OsoBio and Cedarburg acquisitions had occurred on January 1, 2013. This pro forma information does not purport to represent what the Company’s actual results would have been if the acquisitions had occurred as of the date indicated or what such results would be for any future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Total revenues	$62,471	$75,552	$215,824	$229,862
Net (loss) income	(8,333)	2,246	(3,115)	5,712
(Loss) Earnings per share:
Basic	$(0.26)	$0.07	$(0.10)	$0.19
Diluted	$(0.26)	$0.07	$(0.10)	$0.18

For the three and nine months ended September 30, 2014 pre-tax net income was adjusted by reducing expenses by $473 and $3,662, respectively, for acquisition related costs. For the nine months ended September 30, 2013 pre-tax net income was adjusted by increasing expenses by $1,380 for acquisition related costs.

For the nine months ended September 30, 2014 pre-tax net income was adjusted by increasing expenses by $1,231 for purchase accounting related depreciation and amortization. For the three and nine months ended September 30, 2013 pre-tax net income was adjusted by increasing expenses by $753 and $2,260, respectively, for purchase accounting related depreciation and amortization.

For the nine months ended September 30, 2014 pre-tax net income was adjusted by decreasing interest expense by $43, respectively, to reflect certain debt paid off at the closing. For the three and nine months ended September 30, 2013 pre-tax net income was adjusted by decreasing interest expense by $24 and $75, respectively, to reflect certain debt paid off at the closing. For the three and nine months ended September 30, 2013 pre-tax net income was adjusted by decreasing interest expense by $5 and $16, respectively, to reflect interest expense associated with OsoBio Holdings, LLC and subsidiaries that were not related to the OsoBio Manufacturing business acquired by the Company.

The Company funded the acquisition of Cedarburg in April 2014 and the acquisition of OsoBio in July 2014 utilizing a portion of the proceeds from a private offering of $150,000 aggregate principal amount of 2.25% Cash Convertible Senior Notes (the “Notes”) that was completed in December 2013. The Company did not have sufficient cash on hand to complete these acquisitions as of January 1, 2013. For the purposes of presenting the pro forma combined condensed statement of operations for the three and nine months ended September 30, 2013, the Company has included the assumption of bridge financing as of January 1, 2013 to fund the acquisition of Cedarburg and OsoBio as of that date. The pro forma combined condensed statement of operations for the three and nine months ended September 30, 2013 reflects the recognition of interest expense on the assumed bridge financing for the period January 1, 2013 to December 4, 2013 using the rate of interest that the Company paid on its term loan facility, at which point it is further assumed that a portion of the Notes financing would have been utilized to satisfy the bridge financing. For the three and nine months ended September 30, 2013, pre-tax net income was adjusted by $2,519 and $7,556 of pro forma interest expense on the bridge financing.

Note 4 –Debt

The following table summarizes long-term debt:

	September 30,	December 31,
	2014	2013
Convertible senior notes, net of unamortized debt discount	$121,212	$116,931
Term loan	-	4,524
Industrial development authority bond	2,390	2,695
Capital leases - equipment	371	-
Miscellaneous loan	5	9
	123,978	124,159
Less current portion	(407)	(1,024)
Total long-term debt	$123,571	$123,135

The aggregate maturities of long-term debt, exclusive of unamortized debt discount of $28,788 at September 30, 2014, are as follows:

2014 (remaining)	$36
2015	447
2016	448
2017	397
2018	150,348
Thereafter	1,090
Total	$152,766

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

The cash conversion feature of the Notes (“Notes Conversion Derivative”) requires bifurcation from the Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. The fair value of the Notes Conversion Derivative at the time of issuance of the Notes was $33,600 and was recorded as original debt discount for purposes of accounting for the debt component of the Notes. This discount is amortized as interest expense using the effective interest method over the term of the Notes. For the three and nine months ended September 30, 2014, the Company recorded $1,457 and $4,280, respectively of amortization of the debt discount as interest expense based upon an effective rate of 7.69%.

The components of the Notes were as follows:

	September 30, 2014	December 31, 2013
Principal amount	$150,000	$150,000
Unamortized debt discount	28,788	33,069
Net carrying amount of Notes	$121,212	$116,931

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

Neither the Notes Conversion Derivative nor the Notes Hedges qualify for hedge accounting, thus any changes in the fair market value of the derivatives is recognized immediately in the statement of operations. As of September 30, 2014, the changes in fair market value of the Notes Conversion Derivative and the Notes Hedges were equal, therefore there was no change in fair market value that was recognized in the accompanying condensed consolidated statement of operations.

The following table summarizes the fair value and the presentation in the condensed consolidated balance sheet:

	Location on Balance Sheet	September 30, 2014	December 31, 2013
Notes Hedges	Long-term assets	$102,946	$22,654
Notes Conversion Derivative	Long-term liabilities	$(102,946)	$(22,654)

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

The balance required to be maintained as restricted cash must be at least 110% of the maximum potential amount of the outstanding letters of credit.  As of September 30, 2014, the Company had $4,823 of outstanding letters of credit secured by restricted cash.

On October 24, 2014, the Company entered into a $50,000 senior secured credit agreement (the “Credit Agreement”) consisting of a 3-year, $50,000 revolving credit facility, which includes a $15,000 sublimit for the issuance of standby letters of credit and a $5,000 sublimit for swing line loans. The Credit Agreement also includes an accordion feature that, subject to securing additional commitments from existing lenders or new lending institutions, will allow the Company to increase the aggregate commitments under the Credit Agreement by up to $10,000.

IDA Bonds

The Company maintains variable interest rate industrial development authority (“IDA”) bonds due in increasing annual installments through 2021. Interest payments are due monthly with a current interest rate of 0.15% at September 30, 2014. The amount outstanding as of September 30, 2014 was $2,390.

Note 5 - Inventory

Inventory consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Raw materials	$22,446	$13,294
Work in process	10,296	3,314
Finished goods	23,278	15,383
Total inventories, at cost	$56,020	$31,991

Note 6 — Restructuring and Impairment

In the third quarter of 2014, the Company recorded restructuring charges related to optimizing the Singapore facility’s footprint. In April 2014, the Company announced a restructuring plan transitioning Discovery and Development Services (“DDS”) activities at its Syracuse, N.Y. site to other sites within AMRI and ceased operations in Syracuse at the end of June 2014. The actions taken are consistent with the Company’s ongoing efforts to consolidate its facility resources to more effectively utilize its discovery and development resource pool and to further reduce its facility cost structure.

Restructuring charges for the three and nine months ended September 30, 2014 of $2,164 and $3,436, respectively, consist primarily of lease termination charges associated with optimizing the Singapore facility’s footprint and termination benefits and personnel realignment costs associated with the closure of the Syracuse site.

The following table displays the restructuring activity and liability balances for the nine month period ended and as of September 30, 2014:

	Balance at January 1, 2014	Charges/ (reversals)	Amounts Paid	Foreign Currency Translation & Other Adjustments (1)	Balance at September 30, 2014
Termination benefits and personnel realignment	$323	$1,676	$(1,422)	$(3)	$574
Lease termination and relocation charges	3,582	1,657	(2,303)	1,121	4,057
Other	471	103	(576)	2	-
Total	$4,376	$3,436	$(4,301)	$1,120	$4,631

(1)	Included in lease termination and relocation charges adjustments are restructuring accruals assumed in conjunction with the Cedarburg acquisition in the second quarter of 2014.

Termination benefits and personnel realignment costs relate to severance packages, outplacement services, and career counseling for employees affected by the restructuring. Lease termination charges relate to estimated costs associated with exiting a facility, net of estimated sublease income.

Restructuring charges are included under the caption “Restructuring charges” in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 and the restructuring liabilities are included in “Accounts payable and accrued expenses” and “other long-term liabilities” on the condensed consolidated balance sheets at September 30, 2014 and December 31, 2013.

Anticipated cash outflow related to the restructuring reserves as of September 30, 2014 for the remainder of 2014 is approximately $709.

In conjunction with the Company’s actions to optimize its location footprint, the Company also recorded property and equipment impairment charges of $4,950 and $1,440 in the first nine months of 2014 and 2013, respectively, in the DDS segment. These charges are included under the caption “Property and equipment impairment charges” on the condensed consolidated statement of operations for the three months and nine months ended September 30, 2014 and 2013.

Note 7 — Goodwill and Intangible Assets

The carrying amounts of goodwill and intangible assets as of September 30, 2014 and December 31, 2013 are as follows:

	Amortization Period	December 31, 2013	Acquisitions	Additions	Amortization	September 30, 2014
Patents and Licensing Rights	2-16 years	$2,804	$-	$292	$(212)	$2,884
Trademarks	5 years	-	1,600	-	(100)	1,500
Customer Relationships	5-20 years	238	31,500	-	(667)	31,071
Goodwill	-	-	62,047	-	-	62,047
Total		$3,042	$95,147	$292	$(979)	$97,502

Amortization expense related to intangible assets was $587 and $102 for the three months ended September 30, 2014 and 2013, respectively, and $979 and $319 for the nine months ended September 30, 2014 and 2013, respectively. The weighted average amortization period is 18.2 years.

The following chart represents estimated future annual amortization expense related to intangible assets:

Year ending December 31,
2014 (remaining)	$584
2015	2,249
2016	2,175
2017	2,174
2018	2,170
Thereafter	26,103
Total	$35,455

Note 8 — Share-Based Compensation

During the three and nine months ended September 30, 2014, the Company recognized total share based compensation cost of $1,018 and $2,975, respectively, as compared to total share based compensation cost for the three and nine months ended September 30, 2013 of $630 and $1,808, respectively.

The Company grants share-based compensation, including restricted shares, under its 2008 Stock Option and Incentive Plan, as well as its 1998 Employee Stock Purchase Plan.

Restricted Stock

A summary of unvested restricted stock activity during the nine months ended September 30, 2014 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding, January 1, 2014	509	$6.28
Granted	609	$11.98
Vested	(199)	$5.56
Forfeited	(47)	$8.24
Outstanding, September 30, 2014	872	$10.32

As of September 30, 2014, there was $6,982 of total unrecognized compensation cost related to non-vested restricted shares. That cost is expected to be recognized over a weighted-average period of 2.7 years. Of the 872 restricted shares outstanding, the Company currently expects 862 shares to vest.

Stock Options

The fair value of each stock option award is estimated at the date of grant using the Black-Scholes valuation model based on the following assumptions:

	For the Nine Months Ended
	September 30, 2014	September 30, 2013
Expected life in years	5	5
Risk free interest rate	1.52%	0.82%
Volatility	53%	56%
Dividend yield	-	-

A summary of stock option activity under the Company’s Stock Option and Incentive Plans during the nine month period ended September 30, 2014 is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2014	2,046	$5.62
Granted	326	10.37
Exercised	(342)	4.31
Forfeited	(96)	6.47
Expired	(92)	15.76
Outstanding, September 30, 2014	1,842	$6.15	7.3	$29,325
Options exercisable, September 30, 2014	884	$5.82	6.3	$15,220

The weighted average fair value of stock options granted for the nine months ended September 30, 2014 and 2013 was $4.85 and $2.86, respectively. As of September 30, 2014, there was $2,081 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 1.4 years. Of the 1,842 stock options outstanding, the Company currently expects 1,811 options to vest.

Employee Stock Purchase Plan

During the nine months ended September 30, 2014 and 2013, 74 and 163 shares, respectively, were issued under the Company’s 1998 Employee Stock Purchase Plan (“ESPP”).

During the nine months ended September 30, 2014 and 2013, cash received from stock option exercises and employee stock purchases was $2,135 and $1,505, respectively. The excess tax benefit realized for the tax deductions from share based compensation was $1,456 and $692 for the nine months ended September 30, 2014 and 2013, respectively.

Note 9 — Operating Segment Data

In the third quarter of 2014, the Company completed the purchase of OsoBio, an aseptic fill and finish contract manufacturer of injectable sterile liquid, suspension and lyophilized biologic and pharmaceutical products. With the addition of these capabilities, the Company’s aseptic finished dose manufacturing business, which consists of OsoBio and AMRI Burlington, has become material to the financial and operational results of the Company. As a result, the Company has realigned the internal operations management personnel, resources, and financial planning and reporting of its operations, resulting in a change to its reportable segments based on the criteria set forth in ASC 280, “Disclosures about Segments of an Enterprise and Related Information”.

Prior to this acquisition, the Company organized its operations into the DDS and LSM segments. The DDS segment remains unchanged and includes activities such as drug lead discovery, optimization, drug development and small scale commercial manufacturing. The LSM segment has been separated into the Large Scale API (“API”) and Drug Product segments. API includes pilot to commercial scale manufacturing of active pharmaceutical ingredients and intermediates and high potency and controlled substance manufacturing. Drug Product includes pre-clinical through commercial sale production of complex liquid-filled and lyophilized parenteral formulations and includes operations at AMRI Burlington and OsoBio. Corporate activities include business development and administrative functions, as well as research and development costs that have not been allocated to the operating segments. Prior period disclosures have been adjusted to reflect the change in reportable segments.

The following table contains earnings data by operating segment, reconciled to totals included in the unaudited condensed consolidated financial statements:

	Contract Revenue	Milestone & Recurring Royalty	Income (Loss) from Operations	Depreciation and Intangible Amortization
For the three months ended September 30, 2014
DDS	$17,982	$2,603	$2,078	$1,525
API	29,674	2,387	2,515	2,468
Drug Product	9,825	-	(2,760)	1,048
Corporate	-	-	(11,568)	—
Total	$57,481	$4,990	$(9,735)	$5,041

For the three months ended September 30, 2013
DDS	$19,402	$5,709	$7,322	$1,775
API	31,793	2,017	8,808	1,760
Drug Product	1,834	-	(864)	283
Corporate	-	-	(9,249)	-
Total	$53,029	$7,726	$6,017	$3,818

	Contract Revenue	Milestone & Recurring Royalty	Income (Loss) from Operations	Depreciation and Intangible Amortization
For the nine months ended September 30, 2014
DDS	$56,995	$12,817	$13,093	$5,210
API	98,146	7,161	28,283	6,234
Drug Product	14,852		(3,620)	1,622
Corporate	-	-	(34,944)	-
Total	$169,993	$19,978	$2,812	$13,066

For the nine months ended September 30, 2013
DDS	$59,011	$22,547	$21,240	$5,913
API	87,573	6,620	26,912	4,908
Drug Product	3,702	-	(3,691)	1,130
Corporate	-	-	(31,252)	-
Total	$150,286	$29,167	$13,209	$11,951

The following table summarizes other information by segment as of and for the nine month period ended September 30, 2014:

	DDS	API	Drug Product	Total
Total assets	$133,709	$266,461	$132,866	$533,036
Goodwill included in total assets	-	17,168	44,879	62,047
Investments in unconsolidated affiliates	956	-	-	956
Capital expenditures	3,300	7,776	937	12,013

The following table summarizes other information by segment as of and for the nine month period ended September 30, 2013:

	DDS	API	Drug Product	Total
Total assets	$90,050	$173,170	$14,186	$277,406
Investments in unconsolidated affiliates	956	-	-	956
Capital expenditures	2,419	5,060	175	7,654

Note 10 — Financial Information by Customer Concentration and Geographic Area

Total contract revenue from DDS’s three largest customers each represented approximately 11%, 8% and 7% for the three months ended September 30, 2014, and approximately 11%, 8% and 8%, of DDS’s total contract revenue for the three months ended September 30, 2013. Total contract revenue from DDS’s three largest customers represented approximately 9%, 8% and 7%, individually, of DDS’s total contract revenue for the nine months ended September 30, 2014, and approximately 9%, 8% and 8%, of DDS’s total contract revenue for the nine months ended September 30, 2013.

Total contract revenue from API’s largest customer, GE Healthcare (“GE”), represented 37% and 31% of API’s total contract revenue for the three months ended September 30, 2014 and 2013, respectively. GE accounted for approximately 27% and 28% of API’s total contract revenue for the nine months ended September 30, 2014 and 2013, respectively. GE accounted for approximately 16% of the Company’s total contract revenue for both the nine months ended September 30, 2014 and 2013. API’s second largest customer represented 14% of API’s total contract revenue for both the three months ended September 30, 2014 and 2013 and 11% and 19% of API’s total contract revenue for the nine months ended September 30, 2014 and 2013, respectively. Additionally, this customer represented 7% and 11% of the Company’s total contract revenue for the nine months ended September 30, 2014 and 2013, respectively.

Total contract revenue from Drug Product’s three largest customers each represented approximately 20%, 15% and 10% for the three months ended September 30, 2014 and 30%, 18% and 15% for the three months ended September 30, 2013, respectively. Total contract revenue from Drug Product’s three largest customers represented 13%, individually, of Drug Product’s total contract revenue for the nine months ended September 30, 2014, and 25%, 19% and 9% for the nine months ended September 30, 2013, respectively.

The Company’s total contract revenue for the three and nine months ended September 30, 2014 and 2013 was recognized from customers in the following geographic regions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

United States	62%	60%	65%	66%
Europe	27%	22%	22%	19%
Asia	10%	13%	9%	11%
Other	1%	5%	4%	4%
Total	100%	100%	100%	100%

Long-lived assets by geographic region are as follows:

	September 30,	December 31,
	2014	2013
United States	$241,434	$107,403
Asia	15,802	17,449
Europe	6,192	5,965
Total long-lived assets	$263,428	$130,817

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

Convertible senior notes, derivatives and hedging instruments: The fair values of the Company’s Notes, which differ from their carrying values, are influenced by interest rates and the Company's stock price and stock price volatility and are determined by prices for the Notes observed in market trading, which are level 2 inputs. The estimated fair value of the Notes at September 30, 2014 was $230,625. The Notes Hedges and the Notes Conversion Derivative are measured at fair value using level 2 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable market data for all inputs, such as implied volatility of the Company's common stock, risk-free interest rate and other factors.

Long-term debt, other than convertible senior notes: The carrying value of long-term debt approximated fair value at September 30, 2014 and December 31, 2013 due to the resetting dates of the variable interest rates.

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

Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3 – defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Note 13 – Accumulated Other Comprehensive Income (Loss)

The activity related to accumulated other comprehensive income (loss) was as follows:

	Pension and postretirement benefit plans	Foreign currency adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2013, net of tax	$(4,140)	$(7,137)	$(11,277)
Net current period change, net of tax	298	(467)	(169)
Balance at September 30, 2014, net of tax	$(3,842)	$(7,604)	$(11,446)

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amortization of pension and other postretirement benefits (a)
Actuarial losses	$148	$206	$460	$617
Total before tax effect	148	206	460	617
Tax benefit on amounts reclassified into earnings	(53)	(72)	(162)	(216)
	$95	$134	$298	$401

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

Note 15 - Revision of Prior Period Financial Statements

During the second quarter of fiscal year 2014, we identified an error in our accounting for income tax expense recorded in fiscal years 2006 to 2013. We assessed the materiality of the error on prior periods’ financial statements and concluded that the error was not material to any of our prior period annual or interim financial statements. We elected to revise previously issued consolidated financial statements the next time they are filed. As each subsequent filing is made in the future, the previous period consolidated financial statements affected by the error will be revised. We have revised the condensed consolidated balance sheet as of December 31, 2013 included herein to reflect the correct balances by increasing income taxes payable and decreasing retained earnings each by $4,947. We have also revised the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 by increasing income tax expense by $228 and $684, respectively, resulting in a decrease in net income for the same periods by $228 and $684, respectively. For the three months ended September 30, 2013, income per basic share decreased by $0.01. For the nine months ended September 30, 2013 income per basic and diluted share decreased by $0.03 and $0.02, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our results of operations and financial condition should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the Notes thereto included within this report. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “intend,” “expect,” “anticipate,” “believe,” and “continue” or similar words, and include, but are not limited to, statements concerning the Company’s relationship with its largest customers, the Company’s collaboration with Bristol-Myers Squibb (“BMS”) and Genentech, expected benefits from the acquisitions of Cedarburg Pharmaceuticals, Inc. and Oso Biopharmaceuticals Manufacturing, LLC, the business interruption event at the OsoBio site during the third quarter of 2014, future acquisitions or divestitures, earnings, contract revenues, costs and margins, patent protection, Allegra® and Actavis royalty revenue, government regulation, retention and recruitment of employees, customer spending and business trends, foreign operations, including increasing options and solutions for customers, business growth and the expansion of the Company’s global market, clinical supply manufacturing, management’s strategic plans, drug discovery, product commercialization, license arrangements, research and development projects and expenses, revenue and expense expectations for future periods, long-lived asset impairment, pension costs, competition and tax rates. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that could cause such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 17, 2014, as updated by Part II Item 1A, “Risk Factors,” in subsequent Forms 10-Q. All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future, except as required by law. References to “AMRI”, the “Company,” “we,” “us,” and “our,” refer to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole.

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

As part of our strategy to accomplish these objectives, the recent appointment of some of our highly experienced, key personnel, underscores AMRI’s dedication to client service, operational excellence, and growth. We have enhanced and unified our sales and marketing organization under new global leadership to optimize selling opportunities and management of key accounts across our business segments. We believe our strengthened organizational structure, combined with more focused sales and marketing efforts, should enable us to drive long term growth across diversified segments and increased sustainable profitability.

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

In April 2014, we announced the transitioning of our Discovery, Drug Development and Small Scale Manufacturing (“DDS”) activities at our Syracuse, NY site to other sites within the Company and ceased operations in Syracuse at the end of June 2014. These actions are consistent with our ongoing efforts to consolidate our facility resources to more effectively utilize its discovery and development resource pool and to further reduce our facility cost structure. The cost base of our manufacturing and research facilities is largely fixed in nature. However, we continue to seek opportunities to minimize these fixed costs, with a focus on gaining flexibility and improving efficiency, cost structure and margin.

Although we suspended substantial investments and halted proprietary compound R&D activities in 2011, we continue to believe there are additional opportunities to partner our proprietary compounds or programs to create value. Our goal is to partner these programs in return for a combination of up-front license fees, milestone payments and recurring royalty payments if compounds resulting from our intellectual property are successfully developed into new drugs and reach the market. One compound was successfully partnered in early 2013. We are continuing to focus on partnering other programs.

We may consider acquisitions that enhance or complement our existing service offerings. In addition to growing the Company organically, any acquisitions would generally be expected to contribute to AMRI’s growth by integrating with and expanding our current services, or adding services within the drug discovery, development and manufacturing life cycle.

In April 2014, we completed the acquisition of Cedarburg Pharmaceuticals, Inc. (“Cedarburg”), a contract developer and manufacturer of technically complex API for both generic and branded customers. Customers will benefit from access to a greater breadth of resources, including development of complex API, expanded scale-up capabilities and large scale manufacturing in lower cost environments.

In July 2014, we announced the completion of the acquisition of Oso Biopharmaceuticals Manufacturing, LLC (“OsoBio”), a contract manufacturer of highly complex injectable drug products with expertise in large-scale commercial production. The addition of OsoBio is complementary to our early stage drug product manufacturing capabilities. Customers will benefit from access to a single source to address their sterile fill/finish needs from Phase 1 development to commercial supply.

The Cedarburg and OsoBio transactions are consistent with our strategy to be the preeminent supplier of custom and complex drug development services and product to both the branded and generic pharmaceutical industry.

With the addition of the OsoBio business capabilities, the Company’s aseptic finished dose manufacturing business, which consists of OsoBio and AMRI Burlington, has become material to the financial and operational results of the Company. As a result, the Company has realigned the internal operations, management, personnel, resources, and financial planning and reporting of its operations, resulting in a change to its reportable segments.

Prior to this acquisition, the Company organized its operations into the DDS and LSM segments. The DDS segment remains unchanged and includes activities such as drug lead discovery, optimization, drug development and small scale commercial manufacturing. The LSM segment has been separated into the Large Scale API (“API”) and Drug Product segments. API includes pilot to commercial scale manufacturing of active pharmaceutical ingredients and intermediates and high potency and controlled substance manufacturing. Drug Product includes pre-clinical through commercial sale production of complex liquid-filled and lyophilized parenteral formulations and includes operations at AMRI Burlington and OsoBio. Corporate activities include business development and administrative functions, as well as research and development costs that have not been allocated to the operating segments. Prior period disclosures have been adjusted to reflect the change in reportable segments.

Our backlog of open manufacturing orders and accepted service contracts was $151.1 million at September 30, 2014 as compared to $127.6 million at September 30, 2013. Our manufacturing and services contracts are completed over varying durations, from short to extended periods of time.

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

Our total revenue for the quarter ended September 30, 2014 was $62.5 million, which included $57.5 million from our contract service business and $5.0 million from royalties on sales of Allegra/Telfast and certain products sold by Actavis. Consolidated gross margin was 1.9% for the quarter ended September 30, 2014 as compared to 16.0% for the quarter ended September 30, 2013.

During the nine months ended September 30, 2014, cash provided by operations was $3.9 million compared to cash provided by operations of $23.7 million for the same period of 2013. The change from the nine months ended September 30, 2013 was primarily driven by a decrease in income from operations, as well as changes in working capital items. During the nine months ended September 30, 2014, we spent $12.0 million on capital expenditures, primarily related to growth and maintenance of our existing facilities. During the nine months ended September 30, 2014, we spent $38.8 million to acquire Cedarburg Pharmaceuticals and $107.0 million to acquire OsoBio. As of September 30, 2014, we had $23.9 million in cash, cash equivalents, and restricted cash and $124.0 million in bank and other related debt, of which the largest portion is a result of an offering of senior convertible notes sold by us in the fourth quarter of 2013.

Results of Operations – Three and Nine Months ended September 30, 2014 Compared to Three and Nine Months Ended September 30, 2013

Revenues

Total contract revenue

Contract revenue consists primarily of fees earned under manufacturing or service contracts with third-party customers. Our contract revenues for each of our DDS, API and Drug Product segments were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
DDS	$17,982	$19,402	$56,995	$59,011
API	29,674	31,793	98,146	87,573
Drug Product	9,825	1,834	14,852	3,702
Total	$57,481	$53,029	$169,993	$150,286

DDS contract revenues for the three months ended September 30, 2014 decreased from the same period in 2013 primarily due to decreases in U.S. chemistry and U.S. development and small-scale services. DDS contract revenues for the nine months ended September 30, 2014 decreased from the same period in 2013 primarily due to decreases in U.S. chemistry and biology services offset by an increase in U.S. development and small-scale services. We currently expect DDS contract revenue for full year 2014 to remain consistent with amounts recognized for the full year of 2013 due to a decrease in demand for U.S. discovery services, offset by an increase in development services.

API revenue for the three months ended September 30, 2014 decreased from the same period in 2013 primarily due to a decrease in commercial manufacturing services as a result of timing of customer shipments, partially offset by incremental revenues from the Cedarburg acquisition in the second quarter of 2014. API contract revenues for the nine months ended September 30, 2014 increased from the same period in 2013 primarily due to an increase in demand at our UK manufacturing facility as well as incremental revenues from the Cedarburg acquisition. We currently expect growth in API contract revenue for full year 2014 due to on-going demand for our existing commercial manufacturing services and clinical supply manufacturing services worldwide, as well as incremental revenues expected as a result of the acquisition of Cedarburg Pharmaceuticals.

Drug Product revenue increased for the three and nine months ended September 30, 2014 from the same period in 2013 due to increased demand at our Burlington, MA manufacturing facility, as well as incremental revenues from the acquisition of OsoBio in the third quarter of 2014. As a result, we expect a significant increase in Drug Product contract revenue for full year 2014 as compared to full year 2013.

Recurring royalty revenue

Three Months Ended		Nine Months Ended
September 30,		September 30,
2014	2013	2014	2013
(in thousands)
$4,990	$7,726	$19,978	$29,167

The largest portion of our recurring royalties relates to worldwide sales of Allegra/Telfast and Sanofi over-the-counter (“OTC”) product and authorized generics. Additionally, beginning in the third quarter of 2012 we have earned recurring royalty revenue in conjunction with a Development and Supply Agreement with Actavis at the Company’s Rensselaer, NY manufacturing facility.

Recurring royalties decreased during the three and nine months ended September 30, 2014 from the same periods in 2013 primarily due to the incremental effect of the introduction of generic fexofenadine in Japan in the later part of the first quarter of 2013. Additionally, there was a decrease in Allegra royalties as a result of patent expirations that began in late 2013, as well as a less severe allergy season in Japan in 2014.

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

Costs and Expenses

Cost of contract revenue

Cost of contract revenue consists of compensation and associated fringe benefits for employees, chemicals, depreciation and other indirect project related costs. Cost of contract revenue for our DDS, API and Drug Product segments were as follows:

	Three Months Ended		Nine Months Ended
Segment	September 30,		September 30,
(in thousands)	2014	2013	2014	2013

DDS	$14,829	$16,858	$46,905	$50,581
API	29,000	24,990	77,685	67,164
Drug Product	12,585	2,700	18,472	7,075
Total	$56,414	$44,548	$143,062	$124,820

DDS Gross Margin	17.5%	13.2%	17.7%	14.3%
API Gross Margin	2.3%	21.4%	20.8%	23.3%
Drug Product Gross Margin	(28.1)%	(47.2)%	(24.4)%	(91.1)%
Total Gross Margin	1.9%	16.0%	15.8%	16.9%

DDS contract revenue gross margin percentage increased for the three and nine months ended September 30, 2014 compared to contract revenue gross margin percentage for the same periods in 2013. These increases are primarily due to on-going cost management. As a result, we currently expect DDS contract margin percentage for full year 2014 to improve over amounts recognized in 2013.

API’s contract revenue gross margin percentages decreased for the three and nine months ended September 30, 2014 compared to the same periods in 2013 due to lower capacity utilization as well as an increase in lower margin commercial sales.

We currently expect API contract margins for full year 2014 to remain consistent with amounts recognized for the full year 2013 including the expected accretive benefit of gross margin percentages from the Cedarburg Pharmaceuticals acquisition, offset by lower margin commercial sales.

Drug Product contract revenue gross margin percentages improved for the three and nine months ended September 30, 2014 from the same periods in 2013 primarily due to increases in Burlington revenues in relation to their fixed costs. Drug Product cost of contract revenue includes $3.1 million business interruption charges at our OsoBio facility for the three and nine months ended September 30, 2014 which led to a decrease in Drug Product contract gross margin.

We currently expect Drug Product contract margins for full year 2014 to significantly improve from amounts recognized for the full year 2013 driven by an increase in capacity utilization at our Burlington facility, as well as the expected accretive benefit of gross margin percentages from the OsoBio acquisition, offset in part by business interruption charges at our OsoBio facility.

Technology incentive award

We maintained a Technology Development Incentive Plan, the purpose of which was to stimulate and encourage novel innovative technology developments by our employees. This plan allowed eligible participants to share in a percentage of the net revenue earned by us relating to patented technology with respect to which the eligible participant is named as an inventor or made a significant intellectual contribution. To date, the royalties from Allegra are the main driver of the awards. The incentive awards were as follows:

Three Months Ended		Nine Months Ended
September 30,		September 30,
2014	2013	2014	2013
(in thousands)
$260	$571	$1,277	$2,254

We expect technology incentive award expense to generally fluctuate directionally and proportionately with fluctuations in Allegra royalties in future periods. Technology incentive award expense decreased for the three and nine months ended September 30, 2014 as compared to the same periods in the prior year due to the decrease in Allegra recurring royalty revenue as discussed above.

Research and development

Research and development (“R&D”) expense consists of compensation and benefits for scientific personnel for work performed on various generic programs, costs of chemicals, materials, outsourced activities and other out of pocket costs and overhead costs.

Research and development expenses were as follows:

Three Months Ended		Nine Months Ended
September 30,		September 30,
2014	2013	2014	2013
(in thousands)
$568	$94	$775	$370

R&D expense for the three and nine months ended September 30, 2014 increased from the same periods in 2013 relating primarily to developing new niche generic products and improving process efficiencies in our manufacturing plants. As a result, we currently expect full year 2014 R&D expense to increase from amounts recognized in 2013.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist of compensation and related fringe benefits for sales, marketing, operational and administrative employees, professional service fees, marketing costs and costs related to facilities and information services. SG&A expenses were as follows:

Three Months Ended		Nine Months Ended
September 30,		September 30,
2014	2013	2014	2013
(in thousands)
$11,568	$9,249	$34,944	$31,252

SG&A increased for the three and nine months ended September 30, 2014 as compared to the same periods in the prior year, primarily due to costs associated with merger and acquisition activities, including the acquisitions of Cedarburg and OsoBio as well as incremental SG&A costs from their associated businesses. SG&A for the nine months ended September 30, 2013 includes a one-time charge of $1.92 million for the settlement of a U.S. litigation matter. As a result, we currently expect SG&A costs for the full year of 2014 to increase from amounts recognized in 2013.

Postretirement benefit plan settlement gain

Three Months Ended		Nine Months Ended
September 30,		September 30,
2014	2013	2014	2013
(in thousands)
$-	$-	$(1,285)	$-

Three Months Ended		Nine Months Ended
September 30,		September 30,
2014	2013	2014	2013
(in thousands)
$-	$-	$(1,285)	$-

In the first quarter of 2014, we recognized a gain on settlement of post-retirement liability in the API segment.

Restructuring

Three Months Ended		Nine Months Ended
September 30,		September 30,
2014	2013	2014	2013
(in thousands)
$2,164	$276	$3,436	$6,108

In the third quarter of 2014, the Company recorded restructuring charges related to optimizing the Singapore facility’s footprint. In April 2014, the Company announced a restructuring plan transitioning DDS activities at its Syracuse, N.Y. site to other sites within AMRI and ceased operations in Syracuse at the end of June 2014. These actions taken are consistent with AMRI’s ongoing efforts to consolidate its facility resources to more effectively utilize its discovery and development resource pool and to further reduce its facility cost structure.

Restructuring charges for the three months ended September 30, 2014 consist primarily of lease termination charges associated with optimizing the Singapore facility’s footprint. The nine months ended September 30, 2014 also include termination benefits and personnel realignment costs associated with the closure of the Syracuse site.

During the first nine months of 2013, we recorded $6.1 million of restructuring charges primarily related to the closure of our Bothell, WA and Budapest, Hungary facilities.

Property and Equipment Impairment

Three Months Ended		Nine Months Ended
September 30,		September 30,
2014	2013	2014	2013
(in thousands)
$1,232	$-	$4,950	$1,440

In the third quarter of 2014, we recorded property and equipment impairment charges of $1.2 million in our DDS segment associated with the Company’s consolidation of facility resources at our Singapore site. In the second quarter of 2014, we recorded property and equipment impairment charges of $3.7 million in our DDS segment associated with the Company’s decision to cease operations at our Syracuse, New York facility.

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

Interest expense, net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Interest expense	$(2,575)	$(141)	$(8,259)	$(419)
Interest income	-	3	3	8
Interest expense, net	$(2,575)	$(138)	$(8,256)	$(411)

Net interest expense increased for the three and nine months ended September 30, 2014 from the same periods in 2013 primarily due to interest on our convertible senior debt entered into in the fourth quarter of 2013. Interest expense for the nine months ended September 30, 2014 also includes $0.4 million related to the write-off of deferred financing assets in conjunction with the termination of our term loan and revolving credit facility.

Other income (expense), net

Three Months Ended		Nine Months Ended
September 30,		September 30,
2014	2013	2014	2013
(in thousands)
$235	$155	$3	$1,038

Other income for the three months ended September 30, 2014 was primarily related to the fluctuation in exchange rates associated with foreign currency transactions. This income was offset by a write-off of a litigation settlement receivable balance for the nine months ended September 30, 2014.

Other income for the three months ended September 30, 2013 was primarily related to the fluctuation in exchange rates associated with foreign currency transactions. Included in other income for the nine months ended September 30, 2013 was an insurance demutualization gain of $0.4 million.

Income tax (benefit) expense

Three Months Ended		Nine Months Ended
September 30,		September 30,
2014	2013	2014	2013
(in thousands)
$(3,434)	$2,332	$(4,024)	$6,332

The Company recognized a tax benefit for the three and nine months ended September 30, 2014 due primarily to the pre-tax loss. Additionally for the nine months ended September 30, 2014, the Company recognized an additional tax benefit due to the reversal of a valuation allowance on a net operating loss deferred tax asset for the Company’s U.K. operations of $2.8 million due to a change in estimate regarding the recoverability of those assets resulting from improved profitability.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows and proceeds from borrowings. During the first nine months of 2014, we generated cash from operating activities of $3.9 million compared to $23.7 million in the same period in 2013. This change was primarily driven by a decrease in income from operations, as well as changes in working capital items.

During the first nine months of 2014, cash used in investing activities was $158.0 million, resulting primarily from the use of $38.8 million in cash to acquire Cedarburg Pharmaceuticals, $107.0 million in cash to acquire OsoBio and $12.0 million for the acquisition of property and equipment. Additionally, during the first nine months of 2014, we used $3.2 million in cash in financing activities, relating primarily to payments made on our credit facilities, offset by proceeds from the sale of common stock.

Working capital, defined as current assets less current liabilities, was $104.3 million at September 30, 2014 as compared to $230.2 million as of December 31, 2013. This decrease primarily relates to the use of cash to acquire Cedarburg and OsoBio during 2014.

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

In June 2014, the Company terminated its credit facility. In conjunction with the termination of the credit facility, the balance required to be maintained as restricted cash must be at least 110% of the maximum potential amount of the outstanding letters of credit.  As of September 30, 2014, the Company had $4,823 of outstanding letters of credit secured by restricted cash.

On October 24, 2014, the Company entered into a $50.0 million senior secured credit agreement (the “Credit Agreement”) consisting of a 3-year, $50.0 million revolving credit facility, which includes a $15.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swing line loans. The Credit Agreement also includes an accordion feature that, subject to securing additional commitments from existing lenders or new lending institutions, will allow the Company to increase the aggregate commitments under the Credit Agreement by up to $10.0 million. The Company expects to use the proceeds of any borrowings under the Credit Agreement for working capital and other general corporate purposes of the Company and its subsidiaries, subject to the terms and conditions set forth in the Credit Agreement.

The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There have been no material changes to our contractual obligations since December 31, 2013, other than the repayment of the principal outstanding under the aforementioned term loan in April 2014, which was fully collateralized by the restricted cash. As of September 30, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

Changes in Internal Control Over Financial Reporting

We acquired Cedarburg in the second quarter of 2014 and OsoBio in the third quarter of 2014. The Cedarburg business is included in our unaudited condensed consolidated financial statements as of June 30, 2014 and September 30, 2014, and the OsoBio business is included in our unaudited condensed consolidated financial statements as of September 30, 2014. As these acquisitions occurred in the second and third quarters of 2014, the scope of our assessment of our internal control over financial reporting does not include these businesses. The exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

Other than the changes noted above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to Part 1 – Note 11 to the condensed consolidated financial statements for details and history on outstanding litigation.

Item 1A. Risk Factors

In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part II, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, other than as previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents share repurchases during the three months ended September 30, 2014:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2014 – July 31, 2014	-	$-	N/A	N/A
August 1, 2014 – August 31, 2014	-	$-	N/A	N/A
September 1, 2014 – September 30, 2014	5,406	$22.05	N/A	N/A
Total	5,406	$22.05	N/A	N/A

(1) Consists of shares repurchased by the Company for certain employee’s restricted stock that vested to satisfy minimum tax withholding obligations that arose on the vesting of the restricted stock.

Item 6. Exhibits

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	XBRL (eXtensible Business Reporting Language). The following materials from Albany Molecular Research, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

* This certification is not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALBANY MOLECULAR RESEARCH, INC.

Date: November 10, 2014	By:	/s/ Michael M. Nolan
Michael M. Nolan
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

