Form 10-K
period 2014-12-31
ALBANY MOLECULAR RESEARCH INC
filed 2015-03-16
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on June 30, 2014 was approximately $495.9 million based upon the closing price per share of the Registrant’s Common Stock as reported on the Nasdaq Global Market on June 30, 2014. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 28, 2015, there were 32,745,425 outstanding shares of the Registrant’s Common Stock, excluding treasury shares of 5,493,131.

DOCUMENTS INCORPORATED BY REFERENCE

The information required pursuant to Part III of this report is incorporated by reference from the Company’s definitive proxy statement, relating to the annual meeting of stockholders to be held on or around June 3, 2015, pursuant to Regulation 14A to be filed with the Securities and Exchange Commission.

1

ALBANY MOLECULAR RESEARCH, INC.
INDEX TO
ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

References throughout this Form 10-K to the “Company”, “AMRI”, “we,” “us,” and “our” refer to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole. This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “intend,” “expect,” “anticipate,” “believe,” and “continue” or similar words, and include, but are not limited to, statements concerning the Company’s relationship with its largest customers, statements regarding the business interruption event at the Albuquerque, New Mexico facility and the time and resources involved in the remediation thereof and the impact of such event on the Company’s results of operations, past and future acquisitions or divestitures, earnings, contract revenues, costs and margins, patent protection, Allegra® and Actavis royalty revenue, statements regarding pending litigation matters, government regulation, retention and recruitment of employees, customer spending and business trends, foreign operations, including increasing options and solutions for customers, business growth and the expansion of the Company’s global market, clinical supply manufacturing, management’s strategic plans, drug discovery, product commercialization, license arrangements, research and development, (“R&D”) projects and expenses, revenue and expense expectations for future periods, long-lived asset impairment, pension and postretirement benefit costs, competition and tax rates. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers should review carefully the risks and uncertainties identified below under the caption “Risk Factors” and elsewhere in this 10-K. All forward-looking statements are made as of the date of this report and we do not undertake any obligation to update our forward-looking statements, except as required by applicable law.

PART I

ITEM 1. BUSINESS.

Overview

Albany Molecular Research, Inc. is a leading global contract research and manufacturing organization providing customers fully integrated drug discovery, development, and manufacturing services. We supply a broad range of services and technologies supporting the discovery and development of pharmaceutical products, the manufacturing of Active Pharmaceutical Ingredients (“API”) and drug product for new and generic drugs, as well as research, development and manufacturing for the agrochemical and other industries. With locations in the United States, Europe, and Asia, AMRI maintains geographic proximity to our customers and flexible cost models.

Our Capabilities

The problem-solving abilities of our scientists can provide added value throughout the drug discovery, development and manufacturing processes. We perform services and offer solutions in drug discovery, chemical development, pharmaceutical development, and manufacturing of API, pharmaceutical intermediates, and drug product for many of the world’s leading healthcare companies. Our comprehensive suite of services allows our customers to contract with a single partner, eliminating the time and cost of transitioning projects among multiple vendors.

Industry Overview and Trends

We believe that market trends in the pharmaceutical and biotech industries demonstrate an increasing emphasis towards outsourcing, as companies seek to reduce internal resources in favor of variable models that offer high quality and higher accountability alternatives to meet their drug discovery, development and manufacturing needs. We believe that ongoing announcements from many large pharmaceutical companies regarding their reorganization plans and strategy changes point to outsourcing as an increasingly important and strategic part of future R&D and manufacturing efforts. We also believe that announcements from several pharmaceutical companies regarding regulatory scrutiny of their manufacturing facilities, and in some instances, closure or divestiture of these facilities, provide opportunities for AMRI to benefit from increased outsourcing of API and drug product manufacturing services.

Business Strategy

AMRI is uniquely positioned in the marketplace to provide a competitive advantage to a diverse group of customers. Our reputation of providing the highest quality service on a global basis with a variety of pricing options provides companies with the security of sourcing discovery, development, small and large-scale manufacturing projects seamlessly across our global network of research and manufacturing facilities. We have a comprehensive portfolio of service offerings ranging from early stage discovery through formulation and manufacturing across the U.S., Europe and Asia. We believe our services, products and geographic mix will allow us to increase multi-year strategic relationships and enhance our revenue growth with a variety of customers. We have divided our business into three segments and have taken many actions to provide for both revenue growth and increased profitability across the discovery and early development, API and drug product manufacturing service offerings. Our strategy to accomplish this includes the following:

•	Enhance revenue growth and mix

Market trends continue to point to outsourcing as an increasingly important part of business strategies for our customers across the discovery, development and API and drug product manufacturing areas, including both generic and branded products. We believe our ability to offer an integrated service model, which also allows customers to use a combination of our U.S., Europe and Asia-based facilities, will result in an increase in demand for our services globally. We also offer our customers the option of insourcing, a strategic relationship that embeds AMRI scientists into customer's facilities, allowing them to access AMRI’s expertise while cost-effectively leveraging their unused laboratory space.

We also continue to focus our efforts on other important customer segments: generic and specialty pharmaceutical companies, small and large biotech companies, non-profit/government entities and related industries such as the agricultural, nutraceutical and food industries. We believe maintaining a balance within our customer portfolio between large pharmaceutical, non-profit/government, biotech and other companies will help ensure sustained sales and reduce concentration risk.

We have made investments to grow our API and Drug Product businesses in areas that have either higher growth opportunities, or are differentiated and have high barriers to entry. Within our API business, we are expanding our portfolio of controlled substances, an area where there are high regulatory standards and a limited number of suppliers. We also believe our injectable Drug Product business has significant potential in the marketplace, driven by the growth in biologically based compounds which are formulated and manufactured on an aseptic basis.

•	Streamline operations to improve margins

The cost base of our manufacturing and research facilities is largely fixed in nature. However, we continue to seek opportunities to minimize these fixed costs, with a focus on gaining flexibility and improving efficiency, cost structure and margin.

During 2014, we transitioned our Discovery and Development Services (“DDS”) activities from Syracuse, NY to other sites across our services network and optimized our Singapore facility’s footprint. In February 2015, we announced our proposal to close our Holywell, Wales site subject to consultation with our UK workforce. This site provides chemical development services and small- and large-scale manufacturing services of API. These actions taken, combined with previous actions at our Hungary and Bothell, WA facilities, are consistent with our ongoing efforts to consolidate facilities to more effectively utilize our discovery and development resource pool and to further reduce our facility cost structure.

•	Maximize licensing/partnering of compounds and services to enhance future cash flow

Although we suspended substantial investments and halted proprietary compound R&D activities in 2011, we continue to believe there are opportunities to partner our proprietary compounds and expand our generic development programs to create value, as we have seen a renewed interest by pharmaceutical companies for innovation both internally and through licensing. Our goal is to partner these programs in return for a combination of up-front license fees, milestone payments and recurring royalty payments if compounds are successfully developed and reach the market.

•	Acquisitions

We may consider additional acquisitions that enhance or complement our existing service offerings. In addition to growing organically, any acquisitions would generally be expected to contribute to AMRI’s growth by integrating with and expanding our current services, or adding services within the drug discovery, development and manufacturing life cycle.

Business Development

Significant Business Developments

We have recently entered into the following business development transactions that impacted our results of operations and will continue to have an impact on our future operations.

SSCI

On February 13, 2015 we completed the purchase of assets and assumed certain liabilities of Aptuit's SSCI/West Lafayette (“SSCI”), Ind. business for a total consideration of $36.0 million, including $3.6 million of assumed liabilities. SSCI has an industry-leading reputation for solving difficult drug substance and formulated drug product challenges and is considered an expert in solid-state chemistry and analytical services. SSCI brings extensive material science knowledge and technology and expands our capabilities in analytical testing to include peptides, proteins and oligonucleotides.

Glasgow

On January 9, 2015 we completed the purchase of all of the outstanding equity interests of Aptuit's Glasgow (“Glasgow”), UK business for a total consideration of $24.0 million. The Glasgow facility will extend our capabilities to include sterile injectable drug product formulation and clinical stage manufacturing, providing customers a single source to address their sterile fill/finish needs from formulation complete to commercial supply. Additionally, having a Glasgow base of operations provides AMRI with an expanded footprint and customer base in Europe for our parenteral offerings, furthering one of our strategic goals.

Oso Biopharmaceuticals

On July 1, 2014, we completed the purchase of all of the outstanding equity interests of Oso Biopharmaceuticals Manufacturing, LLC (“OsoBio”), a contract manufacturer of highly complex injectable drug products for an aggregate purchase price of $109.2 million. The addition of OsoBio provides AMRI with commercial-scale manufacturing capabilities for highly complex injectable drug products. With the addition of OsoBio, AMRI offers customers a single source to address their sterile fill/finish needs, from discovery and development through to commercial supply.

Cedarburg Pharmaceuticals

On April 4, 2014, we completed the purchase of all of the outstanding shares of Cedarburg Pharmaceuticals, Inc. (“Cedarburg”), a contract developer and manufacturer of technically complex active pharmaceutical ingredients (“API’s”) for both generic and branded customers, for an aggregate purchase price of $39.0 million. The transaction is consistent with AMRI’s strategy to be the preeminent supplier of custom and complex drug development services and product to both the branded and generic pharmaceutical industry.

Business Segments

We have organized our business into three distinct segments: Discovery and Development Services (“DDS”), API and Drug Product. Our DDS segment provides comprehensive services from hit identification to investigational new drug (“IND”), including drug lead discovery, library design and synthesis, synthetic and medicinal chemistry, in vitro biology and pharmacology, lead optimization, chemical development, drug metabolism and pharmacokinetics and small-scale commercial manufacturing. API includes pilot to commercial scale manufacturing of API, including intermediates and high potency and controlled substance manufacturing. Drug Product includes formulation through commercial scale production of complex liquid-filled and lyophilized parenteral formulations. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to the Consolidated Financial Statements for financial information on our business segments.

DDS Segment

We have the capabilities and expertise to provide services and solutions from standalone activities to fully integrated drug discovery program support. We do this by leveraging our global team of scientists across multiple disciplines and providing our customers with experienced project management from employees with decades of real world discovery and development experience.

Discovery

We offer a full portfolio of comprehensive services from target identification tools to IND enabling activities. These services and solutions consist of, expertise with diverse chemistry library design and synthesis, medicinal chemistry, biology and pharmacology, including a full suite of drug metabolism and pharmacokinetics that includes biotransformation and biocatalysis capabilities.

In close partnership with New York State, we are the anchor partner in establishing a translational drug discovery center on the Buffalo Niagara Medical School campus in Buffalo, NY. Working with other key partners in academia and industry, we are creating a North American hub for industry, government and academic collaborations that will provide unique services and solutions to the drug discovery community. This facility, which will come on-line in the second quarter of 2015, will offer a variety of routine as well as leading edge drug discovery platforms in an integrated setting. In partnership with The SUNY Polytechnic Institute (formerly known as the College of Nanoscale Science and Engineering at the State University of New York (CNSE-SUNY)) we will manage the operations of this translational center. Equipment & facilities have been purchased and are owned by The SUNY Polytechnic Institute.

Chemical Development

We provide expertise in a full array of chemical development technologies to promote the best overall solutions for route development from late lead optimization to commercial manufacturing. Processes developed for small-scale production of a compound may not be scalable or efficient for larger scale production. The benefits provided by our Chemical Development efforts include improved cost efficiency, new intellectual property, improved process safety and sustainability. Comprehensive and collaborative consideration of these synthetic options allows these benefits to be recognized early in the development and progression of both proprietary and generic APIs, and to accelerate development timeframes.

With chemical development locations co-located with our manufacturing facilities around the globe, we have become a top choice for an increasing number of bio-pharmaceutical companies seeking a partner for the rapid advancement of their drug candidates. Customers throughout the world rely on our proven technical and analytical expertise, commitment to the highest quality and regulatory standards, flexibility, and strong customer focus to advance their clinical candidate compounds through the drug development process, from bench to commercial production.

Analytical Services

We provide broad analytical chemistry services for drug discovery, pharmaceutical development and manufacturing.  With years of industry experience, state-of-the-art technologies and instrumentation, along with close collaboration with synthesis chemists, our analytical services are designed to ensure that the right tools are used to solve even the most difficult problem.

Our recently acquired SSCI business provides extensive capabilities in analytical services, a critical support function for pharmaceutical development, current good manufacturing practices (“cGMP”) API and drug product manufacturing. Servicing more than 250 customers, SSCI has an industry-leading reputation for solving the most difficult drug substance and formulated drug product issues and are experts in the field of solid-state chemistry and analytical services. SSCI also provides state-of-the-art spectroscopic and microscopy expertise and extends our capabilities in analytical testing to include peptides, proteins and oligonucleotides.

API Segment

Our manufacturing facilities are strategically situated in various locations in the United States, Europe and Asia. These locations are integrated with our discovery and pharmaceutical development services and are globally positioned to provide tailored customer solutions and enable the efficient and cost-effective transfer of pre-clinical, clinical and commercial APIs from small-scale to large-scale production.

We provide chemical synthesis and manufacturing services for our customers in accordance with cGMP regulations. All facilities and manufacturing techniques used for prescribed steps in the manufacture of products for clinical use or for sale in the United States must be operated in conformity with cGMP guidelines and regulations as established by the United States Food and Drug Administration (“FDA”). We have production facilities and quarantine and restricted access storage necessary to manufacture quantities of API sufficient for conducting clinical trials from Phase I through commercial scale, based on volume and other parameters. We have special capabilities in high value-added areas of pharmaceutical development and manufacturing. Cytotoxic and other highly potent compounds present a number of potential challenges in their production and handling and we have extensive experience in the cGMP production of these types of compounds, from grams to hundreds of kilograms per year. Additionally, several of our facilities are licensed by the U.S. Drug Enforcement Administration to produce scheduled controlled substances.

Leveraging our wide array of API development and manufacturing capabilities, we have established a growing portfolio of APIs. Our portfolio can generally be classified into two categories: (i) new proprietary API for which we have a semi-exclusive development and/or supply relationship with a customer; and (ii) generic or non-proprietary API which we develop and license and supply to customers in return for manufacturing revenue and, for certain products, royalty payments for commercialized drug products. As of December 31, 2014, we had agreements in place to manufacture and supply 50 commercial APIs for customers. Our API pipeline included: (i) 2 products pending commercial launch; and (ii) approximately 63 additional APIs under development. We will continue to expand our generic, non-proprietary API portfolio both through internal development and through in-licensing or acquisitions.

Drug Product Segment

We have become the preferred choice for an ever increasing number of pharmaceutical and biotechnology companies seeking a partner for the rapid advancement of their drug candidates. We provide state-of-the-art facilities and capabilities to deliver integrated pharmaceutical drug development programs and services, including process R&D, pre-formulation and formulation development, GLP bioanalytical and separation sciences. Working in close collaboration with our established chemical synthesis, analytical development and preformulation groups, we offer formulation development services for solid dosage, solution, suspension, topicals and injectables, cGMP early clinical phase capsules filling and cGMP early clinical powder in bottle for solution and suspension.

We also provide cGMP contract manufacturing services in sterile syringe and vial filling using specialized technologies including lyophilization. We provide these services for both small molecule drug products and biologicals, from small batch manufacturing to commercial scale. As of December 31, 2014, we had agreements in place to manufacture and supply 14 commercial drug products for customers. Our drug product pipeline includes approximately 41 products under development with customers.

Research and Development

Leveraging our wide array of drug development and manufacturing capabilities we conduct research and development (“R&D”) activities at our large-scale manufacturing facilities related to the potential manufacture of new APIs, the development of processes for the manufacture of generic products with commercial potential, and the development of alternative manufacturing processes, with the goal to license these APIs in return for manufacturing revenue and potential downstream royalty payments for commercialized drug products.

Licensing Agreements

Actavis Inc. (“Actavis”) Agreement

We have a long term development and supply agreement with Activis under whichwe supply four amphetamine salts to Actavis. In addition to compensation for the supply of amphetamine salts, we will receive royalties on Actavis’ sales of any finished drug product that incorporates the API, for a period of five years from the date of the first commercial sale of the last product approved for sale by the FDA.

Actavis received FDA approval of its abbreviated new drug application (“ANDA”) for generic Adderall XR® on June 25, 2012. Actavis received FDA approval of its ANDA for extended release formulations of dextroamphetamine sulfate on November 30, 2012. Under the Supply Agreement, we will receive royalty payments on sales of both finished drug products, which royalties are expected to continue through 2019.

Genentech Agreement

In January 2011, we entered into a research and licensing agreement with Genentech. Under the terms of the agreement, Genentech received an exclusive license to develop and commercialize multiple potential products from our proprietary antibacterial program. Additionally, we have collaborated with Genentech in a research program with the objective of identifying novel antibacterial agents.   The viability of this program is currently under consideration by Genentech, which may or may not result in future payments to us.

Bristol-Myers Squibb Agreement

In October 2005, we licensed the worldwide rights to develop and commercialize potential products from our amine neurotransmitter reuptake inhibitor technology and patents identified in one of our proprietary research programs to Bristol-Myers Squibb Company (“BMS”). In conjunction with the licensing agreement, we received a non-refundable, non-creditable up-front payment of $8.6 million, which included the cancellation of outstanding warrants, and a total of $10.8 million for research and development services in the first three years of the agreement. The agreement also set forth milestone events that, if achieved by these products, would entitle us to non-refundable, non-creditable milestone payments. In 2013, BMS announced the cessation of its commercialization activities regarding the assets under the license. We are engaged in ongoing discussions with BMS as to the disposition of these assets, which may or may not result in future payments to AMRI. From the entry into this agreement through December 31, 2014, we have recorded $15.5 million from achieving certain milestones with BMS.

Sanofi Agreement

In March 1995, we entered into a license agreement with Sanofi. Under the terms of the license agreement, we granted Sanofi an exclusive, worldwide license to any patents issued to us related to certain patent applications. From the beginning of the agreement through December 31, 2014, we have had revenues of $7.4 million in milestone payments and approximately $568.1 million in royalties under this license agreement. Sanofi is obligated under the license agreement to pay ongoing royalties to us based upon its net sales of Allegra/Telfast and generic fexofenadine. Additionally during the fourth quarter of 2008, we entered into an amendment to our licensing agreement with Sanofi to allow Sanofi to sublicense patents related to Allegra and Allegra D-12® to Teva Pharmaceuticals and Barr Laboratories in the United States. Subsequently, Teva Pharmaceuticals acquired Barr Laboratories. As a result of this amendment, we received an upfront sublicense fee from Sanofi of $10.0 million and we will receive royalties from Sanofi on the net sale of products in the United States containing fexofenadine hydrochloride and products containing fexofenadine hydrochloride (generic Allegra) and pseudoephedrine hydrochloride (generic Allegra D-12) by Teva Pharmaceuticals through May 2015, along with additional consideration. We are not entitled, however, to receive any additional milestone payments under the license agreement. See “Item 3—Legal Proceedings” for discussion of legal proceedings related to Allegra/Telfast.

Customers

Our customers include pharmaceutical and biotechnology companies, as well as government research entities and non-profit organizations, which are a growing segment of our customer base. We also sell, to a more limited extent, to companies who are in the businesses of agriculture, fine chemicals, contract chemical manufacturing, medical devices, and flavoring and cosmetics. For the year ended December 31, 2014, contract revenue from our three largest customers represented 13%, 10% and 6%, respectively, of our contract revenue. For the year ended December 31, 2013, contract revenue from our three largest customers represented 15%, 9% and 5%, respectively, of our contract revenue. For the year ended December 31, 2012, contract revenue from our three largest customers represented 15%, 12% and 7%, respectively, of our contract revenue. In each of these years, our largest customer was GE Healthcare. See Note 14 to the Consolidated Financial Statements for information on geographic and other customer concentrations.

Our backlog of open manufacturing orders and accepted service contracts was $159.7 million at December 31, 2014, as compared to $114.3 million at December 31, 2013. Our manufacturing and services contracts are completed over varying durations, from short to extended periods of time, which may be as long as several years.

We believe our aggregate backlog as of any date is not necessarily a meaningful indicator of our future results for a variety of reasons. First, contracts vary in duration, and as such the timing and amount of revenues recognized from backlog can vary from period to period. Second, our manufacturing and services contracts are of a nature that a customer may, at its option, cancel or delay the timing of delivery, which would change our projections concerning the timing and extent to which revenue may be recognized. In addition, the value of our services contracts that are conducted on a time and materials or full-time equivalent basis are based on estimates, from which actual revenue generated could vary. Finally, there is no assurance that projects included in backlog will not be terminated or delayed at any time by customers or regulatory authorities. We cannot provide any assurance that we will be able to realize all or most of the net revenues included in backlog or estimate the portion to be filled in the current year.

Sales and Marketing

Our services are sold primarily by our dedicated sales personnel and senior management. Because our customer contacts are often highly skilled scientists, we believe our use of technical experts in the sales effort has allowed us to establish strong customer relationships. We market our services directly to customers through targeted mailings, meetings with senior management of pharmaceutical and biotechnology companies, maintenance of an extensive Internet web site, participation in trade conferences and shows, and advertisements in scientific and trade journals. We also receive a significant amount of business from customer referrals and through expansion of existing contracts.

Employees

As of December 31, 2014, we had 1,668 employees. Of these employees, 510 are at our international facilities. Our U.S. large-scale manufacturing hourly work force has 90 employees who are subject to a collective bargaining agreement with the International Chemical Workers Union. A 3-year collective bargaining agreement was signed in January 2014 with the union and expires in January 2017. Additionally, we have 51 union employees at our large-scale manufacturing facility at AMRI India that are covered by two collective bargaining agreements. One agreement expires in April 2015 and the other expires in March 2016. None of our other employees are subject to any collective bargaining agreement. We consider our relations with our employees and the unions to be good.

Competition

While a small number of larger outsourcing service providers have emerged as leaders within the industry, the outsourcing market for pharmaceutical and biotechnology contract research, development and manufacturing remains fragmented. We face competition based on a number of factors, including size, relative expertise and sophistication, quality, costs and speed. In many areas of our business we also face foreign competition from companies in regions with lower cost structures. We compete with contract research companies, contract drug manufacturing companies, research and academic institutions and with the internal research departments of biotechnology companies. We have also historically competed with internal research departments of large pharmaceutical companies; recently, however, competition in this area has declined, as these companies have downsized their internal organizations.

We rely on many internal factors that allow us to stay competitive and differentiate us in the marketplace, including:

▪	Our globalization of both research and manufacturing facilities, which allows us to increase our access to key global markets,

▪	Our ability to offer a flexible combination of high quality, cost-effective services,

▪	Our comprehensive service offerings, which allow us to provide our customers a more efficient transition of experimental compounds through the research, development and manufacturing process, ultimately reducing the time and cost involved in bringing these compounds from concept to market.

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

We have been issued various United States and international patents covering fexofenadine HC1 and certain related manufacturing processes, with most of these patents covered by our license agreements with Sanofi, described herein. These United States patents began to expire in November 2013, and the international patents begin to expire in 2014. Additionally, our United States patents related to substituted biaryl purines as potent anticancer agents and a series of aryl and heteroaryl tetrahydroisoquinolines related to central nervous system indications begin to expire in 2020.

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

Generally, in order to gain FDA or foreign regulatory approval of a drug product, several years of studies and regulatory filings and review must occur, including laboratory studies, IND filing, several years of clinical trials, NDA filings, and FDA and foreign regulatory authority marketing approval. Even if regulatory clearances are obtained, a marketed product is subject to continual review. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. For marketing outside the United States, we will also be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

All facilities and manufacturing techniques used for prescribed steps in the manufacture of API and drug product for clinical use or for sale in the United States must be operated in conformity with cGMP guidelines as established by the FDA and International Conference on Harmonization. Our facilities are subject to unscheduled periodic regulatory inspections to ensure compliance with cGMP regulations. Failure on our part to comply with applicable requirements could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. A finding that we had materially violated cGMP requirements could result in additional regulatory sanctions and, in severe cases, could result in a mandated closing of our facilities or significant fines, which would materially and adversely affect our business, financial condition and results of operations

Our manufacturing and research and development processes involve the controlled use of hazardous or potentially hazardous materials and substances. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials, including radioactive compounds and certain waste products. Additionally, we are subject to various laws and regulations relating to safe working conditions, laboratory and manufacturing practices and emissions and wastewater discharges. Although we believe that our activities currently comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated.

All of our manufacturing facilities in U.S. and EU have undergone FDA or Medicines and Healthcare Products Regulatory Agency (“MHRA”) inspections within the last 24 months. For those inspections, we have received GMP certificates for all MHRA inspections, and did not receive any Official Action Indicated (“OAI”) from the FDA.

Concentration of Business and Geographic Information

For a description of revenue and long lived assets by geographic region, please see Note 14 to the Consolidated Financial Statements.

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

ITEM 1A. RISK FACTORS

The following factors should be considered carefully in addition to the other information in this Form 10-K. Except as mentioned under “Item 7A - Quantitative and Qualitative Disclosure About Market Risk” and except for the historical information contained herein, the discussion in this Form 10-K contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, that involve risks and uncertainties. Our actual results could differ materially from those discussed in this Form 10-K. Important factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere herein.

Failure to manage the business to consistent profitability without Allegra and other royalties will have a significant impact on operations and stock value.

The recurring royalties we receive on the sales of Allegra/Telfast have historically provided a material portion of our revenue, earnings and operating cash flows. Recently, we have begun to receive royalties on the sales of other products. We continue to develop our business and manage our operating costs in order to be in a position to maintain a business that can operate profitably as these royalties decrease significantly in 2015 and then cease upon expiration of the underlying patents. Recurring royalties have significantly higher margins than do our other business activities, resulting in the need to replace a significant amount of margin in order to achieve the same level of profitability. We have added revenue generating businesses that are expected to produce consistent and growing revenue and profit over time and have taken certain cost cutting steps in order to right size the business operations to support the profitability that is achievable from our core contract research and manufacturing businesses. In the future, we may need to take additional cost cutting measures if our revenues do not continue to increase or are not profitable enough to support our operations. In addition, if we are not able to increase operating revenue and decrease operating costs in order to replace Allegra and other royalty income, there will be a material and adverse impact on our business, including negative impacts on our operating cash flow, access to capital and ability to implement required capital improvements to our facilities.

If we fail to meet strict regulatory requirements, we could be required to pay fines or even close our facilities.

All facilities and manufacturing techniques used to manufacture active pharmaceutical ingredients and drug product in the United States must conform to standards that are established by the FDA. The FDA conducts unscheduled periodic inspections of our facilities to monitor our compliance with regulatory standards. If the FDA finds that we fail to comply with the appropriate regulatory standards, it may impose fines on us or, if the FDA determines that our non-compliance is severe, it may close our facilities. Any adverse action by the FDA or other applicable regulatory bodies could have a material adverse effect on our operations.

If we are not successful in selecting and integrating the businesses and technologies we acquire, or in managing our current and future divestitures, our business may suffer.

During the past few years, we have expanded our business through acquisitions. We plan to continue to acquire businesses and technologies and form strategic alliances. However, businesses and technologies may not be available on terms and conditions we find acceptable. We risk spending time and money investigating and negotiating with potential acquisition or alliance partners, but not completing transactions.

Even if completed, acquisitions and alliances involve numerous risks which may include:

•	difficulties and expenses incurred in assimilating and integrating operations, services, products or technologies;

•	challenges with identifying, successfully acquiring, developing and operating new businesses, including those which may be materially different from our existing businesses and which may require the development or acquisition of new internal capabilities and expertise;

•	diversion of management's attention from other business concerns;

•	potential losses resulting from undiscovered liabilities of acquired companies that are not covered by the indemnification we may obtain from the seller;

•	acquisitions could be dilutive to earnings, or in the event of acquisitions made through the issuance of our common stock to the shareholders of the acquired company, dilutive to the percentage of ownership of our existing shareholders;

•	loss of key employees;

•	risks of not being able to overcome differences in foreign business practices, customs and importation regulations, language and other cultural barriers in connection with the acquisition of foreign companies;

•	risks that disagreements or disputes with prior owners of an acquired business, technology, service or product may result in litigation expenses and diversion of our management's attention;

•	integration and support of preexisting supplier, distribution and customer relationships;

•	the presence or absence of adequate internal controls and/or fraud in the financial systems of acquired companies;

•	difficulties in achieving business and financial success including spending time and money investigating and negotiating with potential targets that may not be completed; and

•	new technologies and products may be developed which cause businesses or assets we acquire to become less valuable.

In the event that an acquired business or technology or an alliance does not meet our expectations, our results of operations may be adversely affected.

Some of the same risks exist when we decide to exit or sell a business, site, or product line. In addition, divestitures could involve additional risks, including the following:

•	difficulties in the separation of operations, services, products and personnel; and

•	the need to agree to retain or assume certain current or future liabilities in order to complete the divestiture.

We continually evaluate the performance and strategic fit of our businesses and operating facilities. Any divestitures may result in significant write-offs, including those related to goodwill and other intangible assets, which could have an adverse effect on our results of operations and financial condition. In addition, we may encounter difficulty in finding buyers or alternative exit strategies at acceptable prices and terms and in a timely manner. We may not be successful in managing these or any other significant risks that we encounter in divesting a business, site or product line, and as a result, we may not achieve some or all of the expected benefits of the divestiture.

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

We use a backlog system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of proposals, including the date when they estimate a customer will make a purchase decision and the potential size of the order. We aggregate these estimates on a quarterly basis in order to generate a sales backlog. While this process provides us with some guidance in business planning and forecasting, it is based on estimates only and is therefore subject to risks and uncertainties. We believe our aggregate backlog as of any date is not necessarily a meaningful indicator of our future results for a variety of reasons. First, contracts vary in duration, and as such the timing and amount of revenues recognized from backlog can vary from period to period. Second, our manufacturing and services contracts are of a nature that a customer may, at its option, cancel or delay the timing of delivery, which would change our projections concerning the timing and extent to which revenue may be recognized. In addition, the value of our services contracts that are conducted on a time and materials or full-time equivalent basis are based on estimates, from which actual revenue generated could vary. Finally, there is no assurance that projects included in backlog will not be terminated or delayed at any time by customers or regulatory authorities. We cannot provide any assurance that we will be able to realize all or most of the net revenues included in backlog or estimate the portion to be filled in the current year. Any variation in the conversion of the backlog into revenue or the backlog itself could cause us to improperly plan or budget and thereby adversely affect our business, results of operations and financial condition.

We derive a significant percentage of our revenue from a small group of customers. We may lose one or more of our major customers.

During the year ended December 31, 2014, revenues from GE Healthcare represented approximately 13% of our contract revenue, or 11% of our total revenue. During the year ended December 31, 2013, revenues from our largest customer represented approximately 15% of our contract revenue, or 13% of our total revenue. Our existing agreement with this customer extends through 2016. In addition, during the year ended December 31, 2014 sales to another customer represented approximately 10% of our contract revenue, or 9% of our total revenue. In addition, during the year ended December 31, 2013, we provided services to three other major customers, who combined, represent approximately 19% of our contract revenues or 16% of our total revenue. In total, our five largest customers in 2014 represented approximately 34% of our contract revenue and 31% of our total revenue. These customers, along with most of our other customers, typically may cancel their contracts with 30 days’ to two-years’ prior notice, depending on the size of the contract, for a variety of reasons, some of which are beyond our control. If any one of our major customers cancels its contract with us, our contract revenues may materially decrease.

We have a significant amount of indebtedness. We may not be able to generate enough cash flow from our operations to service our indebtedness, we may fail to meet our current credit facility’s financial covenants and we may incur additional indebtedness in the future, which could each adversely affect our business, financial condition and results of operations.

We have a significant amount of indebtedness, including $150.0 million in aggregate principal with additional accrued interest under our Convertible Senior Notes due 2018 and $75.0 million in aggregate principal under our revolving line of credit with three banks. Our ability to make payments on, and to refinance, our indebtedness, and to fund planned capital expenditures, research and development efforts, working capital, acquisitions and other general corporate purposes depends on our ability to generate cash in the future. To a certain extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors, some of which are beyond our control. If we do not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to pay our indebtedness, including payments of principal upon conversion of outstanding convertible notes or on their maturity or in connection with a transaction involving us that constitutes a fundamental change under the indenture governing the convertible notes, or to fund our liquidity needs, we may be forced to refinance all or a portion of our indebtedness, including the convertible notes, on or before the maturity thereof, sell assets, reduce or delay capital expenditures, seek to raise additional capital or take other similar actions. We may not be able to execute any of these actions on commercially reasonable terms or at all. Our ability to refinance our indebtedness will depend on our financial condition at the time, the restrictions in the instruments governing our indebtedness and other factors, including market conditions. In addition, in the event of a default under the convertible notes, the holders and/or the trustee under the indentures governing the convertible notes may accelerate the payment obligations under the convertible notes, which could have a material adverse effect on our business, financial condition and results of operations. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would likely have an adverse effect, which could be material, on our business, financial condition and results of operations.

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

We review long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable based on the existence of certain triggering events.

Factors we consider important which could result in long-lived asset impairment include the following:

•	a significant change in the extent or manner in which a long-lived asset group is being used;

•	a significant change in the business climate that could affect the value of a long-lived asset group; and

•	a significant decrease in the market value of assets.

In 2014, we recorded non-cash fixed asset charges of $5,392 in our DDS segment primarily related to our Syracuse, NY and Singapore facilities. Also in 2014, we recorded $2,443 of intangible asset impairment charges related to certain proprietary drug development programs that we will no longer be pursuing.

If long-lived assets are determined to be impaired in the future, we would be required to record a charge to our results of operations.

Agreements we have with our employees, customers, consultants and other third parties may not afford adequate protection for our valuable intellectual property, confidential information and other proprietary information.

Some of the most valuable assets to the company and its customers include patents. In addition to patent protection, we also rely on trade secrets, know-how, continuing technological innovation and licensing opportunities. In an effort to maintain the confidentiality and ownership of our customer’s information, such as trade secrets, proprietary information and other customer confidential information, as well as our own, we require our employees, consultants and advisors to execute confidentiality and proprietary information agreements. However, these agreements may not provide us with adequate protection against improper use or disclosure of confidential information and there may not be adequate remedies in the event of unauthorized use or disclosure. Furthermore, we may from time to time hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities we conduct. In some situations, our confidentiality and proprietary information agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisors have prior employment or consulting relationships. Although we require our employees and consultants to maintain the confidentiality of all proprietary information of their previous employers, these individuals, or we, may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations. Finally, others may independently develop substantially equivalent proprietary information and techniques causing some technologies that we develop to be patented by other companies. Our failure to protect our proprietary information and techniques may inhibit our ability to compete effectively and our investment in those technologies may not yield the benefits we expected. In addition, we may be subject to claims that we are infringing on the intellectual property of others. We could incur significant costs defending such claims and if we are unsuccessful in defending these claims, we may be subject to liability for infringement. To the extent that we are unable to protect confidential customer information, we may encounter material harm to our reputation and to our business.

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

The successful transition of clinical and preclinical candidates into long term commercial supply agreements is a key component of the Drug Product and API business strategy. If our customers do not receive approval of their FDA regulatory submissions, this could have a significant negative impact on our revenue and earnings. In addition, the manufacture of controlled substances requires timely approval by the DEA of sufficient controlled substance quota. If we do not receive sufficient DEA quota to meet our customers’ demands, and/or if our customers do not receive sufficient quota to take delivery of and/or formulate the product at their facilities, this could have a significant negative impact on our revenue and earnings.

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

We may lose one or more of our key employees.

Our business is highly dependent on our senior management and scientific staff, including:

•	William Marth, our Chief Executive Officer and President;

•	Felicia Ladin, our Senior Vice President, Chief Financial Officer and Treasurer;

•	Steven R. Hagen, Ph.D., our Senior Vice President, Manufacturing and Pharmaceuticals;

•	Lori M. Henderson, our Senior Vice President, General Counsel and Secretary

•	Michael Luther, Ph.D., our Senior Vice President, Discovery;

•	Brian D. Russell, our Senior Vice President, Human Resources; and

•	George Svokos, our Chief Commercial Officer, Senior Vice President, API

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

We completed an environmental remediation assessment associated with groundwater contamination at our Rensselaer, New York location. This contamination is associated with past practices at the facility prior to 1990, and prior to our investment or ownership of the facility. Ongoing costs associated with the remediation include biannual monitoring and reporting to the State of New York’s Department of Environmental Conservation. Under the remediation plan, we were responsible for payment of monitoring and reporting into 2019. Under a 1999 agreement with the facility’s previous owner, our maximum liability under the remediation is $5.5 million. If the State of New York Department of Environmental Conservation finds that we fail to comply with the appropriate regulatory standards, it may impose fines on us which could have a material adverse effect on our operations.

Our operations may be interrupted by the occurrence of a natural disaster or other catastrophic event at our facilities.

We depend on our laboratories, factories and equipment for the continued operation of our business. Our research and development, manufacturing and all administrative functions are primarily conducted at our facilities in Albany and Rensselaer, New York, Albuquerque, New Mexico, Grafton, Wisconsin, and Burlington, Massachusetts. Although we have contingency plans in effect for natural disasters or other catastrophic events, these events could still disrupt our operations. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies. Any natural disaster or catastrophic event at any of our facilities could have a significant negative impact on our operations.

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

As of February 28, 2015, our directors and officers beneficially owned or controlled approximately 10.4% of our outstanding common stock. Individually and in the aggregate, these stockholders significantly influence our management, affairs and all matters requiring stockholder approval. In particular, this concentration of ownership may have the effect of delaying, deferring or preventing an acquisition of us and may adversely affect the market price of our common stock.

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

Our business may be adversely affected if we encounter complications in connection with our information technology systems and infrastructure. Upgrading and integrating our business systems could result in implementation issues and business disruptions.

We rely to a large extent upon sophisticated information technology systems and infrastructure, with respect to enterprise resource planning, manufacturing, and the storage of business, financial, intellectual property, and other information essential to the effective operation and management of our business. While we have invested significantly in the operation and protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions, or identify breaches in our systems. Prolonged interruptions or significant breaches could result in a material adverse effect on our operations. We are planning to replace many of our legacy business systems at certain sites worldwide with an enterprise wide, integrated enterprise resource planning (“ERP”) system, which may occur at a future date based on value to the business. In general, the process of planning and preparing for these types of integrated, wide-scale implementations is extremely complex and we are required to address a number of challenges including data conversion, system cutover and user training. Problems in any of these areas could cause operational problems during implementation including delayed shipments, missed sales, billing and accounting errors and other operational issues. There have been numerous, well-publicized instances of companies experiencing difficulties with the implementation of ERP systems which resulted in negative business consequences.

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

A portion of our overall revenue is derived either from governmental sources directly, such as the U.S. National Institutes of Health (“NIH”), or indirectly, from customers whose funding is partially dependent on both the level and timing of funding from government sources. A reduction in government funding for the NIH or other government research agencies could adversely affect our business and our financial results and there is no guarantee that government funding will be directed towards projects and studies that require use of our services.

Our business is subject to risks relating to operating internationally.

A significant part of our contract revenue is derived from operations outside the U.S. Our international revenues, which include revenues from our non-U.S. subsidiaries, have represented approximately 32%, 40% and 43% of our total contract revenue in 2014, 2013, and 2012, respectively. We expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future. There are a number of risks associated with our international business including:

•	foreign currencies we receive for sales and in which we record expenses outside the U.S. could be subject to unfavorable exchange rates with the U.S. dollar and reduce the amount of revenue and cash flow (and increase the amount of expenses) that we recognize and cause fluctuations in reported financial results;

•	certain contracts are denominated in currencies other than the currency in which we incur expenses related to those contracts and where expenses are incurred in currencies other than those in which contracts are priced, fluctuations in the relative value of those currencies could have a material adverse effect on our results of operations;

•	general economic and political conditions in the markets in which we operate;

•	potential international conflicts, including terrorist acts;

•	potential trade restrictions, exchange controls, adverse tax consequences, and legal restrictions on the repatriation of funds into the U.S.;

•	difficulties and costs associated with staffing and managing foreign operations, including risks of work stoppages and/or strikes, as well as violations of local laws or anti-bribery laws such as the U.S. Foreign Corrupt Practices Act, the UK Bribery Act, and the OECD Convention on Combating Bribery of Foreign Public Officials in International Business Transactions;

•	unexpected changes in regulatory requirements;

•	the difficulties of compliance with a wide variety of foreign laws and regulations;

•	unfavorable labor regulations in foreign jurisdictions;

•	potentially negative consequences from changes in or interpretations of US and foreign tax laws and particularly any changes in tax laws affecting any repatriation of profits;

•	exposure to business disruption or property damage due to geographically unique natural disasters;

•	longer accounts receivable cycles in certain foreign countries; and

•	import and export licensing requirements.

These risks, individually or in the aggregate, could have an adverse effect on our results of operations and financial condition. For example, as mentioned above, we are subject to compliance with the United States Foreign Corrupt Practices Act and similar anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. While our employees and agents are required to comply with these laws, we cannot be sure that our internal policies and procedures will always protect us from violations of these laws despite our commitment to legal compliance and corporate ethics. The occurrence or allegation of these types of risks may adversely affect our business, performance, prospects, value, financial condition, and results of operations.

Any claims beyond our insurance coverage limits, or that are otherwise not covered by our insurance, may result in substantial costs and a reduction in its available capital resources.

We maintain property insurance, employer’s liability insurance, product liability insurance, general liability insurance, business interruption insurance, and directors and officers liability insurance, among others. Although we maintain what we believe to be adequate insurance coverage, potential claims including those related to the Albuquerque business interruption event in the third quarter of 2014, may exceed the amount of insurance coverage or may be excluded under the terms of the policy, which could cause an adverse effect on our business, financial condition and results of operations. In addition, in the future we may not be able to obtain adequate insurance coverage or we may be required to pay higher premiums and accept higher deductibles and additional risk to our business and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The aggregate square footage of our operating facilities is approximately 1,185,000 square feet, of which 910,000 square feet are owned and 275,000 square feet are leased. Set forth below is information on our principal facilities:

Location	Square Feet	Primary Purpose
Rensselaer, New York	276,000	Contract Manufacturing
Albuquerque, New Mexico	226,000	Contract Manufacturing
Albany, New York	170,000	Contract Manufacturing, Contract Research and Administration
Aurangabad, India	208,000	Contract Manufacturing
Holywell, United Kingdom	68,000	Contract Manufacturing & Contract Research
East Greenbush, New York	64,000	Contract Research
Hyderabad, India	48,000	Contract Research
Burlington, Massachusetts	46,000	Contract Manufacturing
Grafton, Wisconsin	43,000	Contract Manufacturing
Singapore	30,000	Contract Research
Waltham, Massachusetts	4,000	Administration
Buffalo, New York	2,000	Contract Research

Our Rensselaer, Aurangabad, Holywell, and Grafton facilities are used in our API segment. Our Burlington and Albuquerque facilities are used in our Drug Product segment. All other facilities are used in our DDS segment which includes corporate administration.

We believe these facilities are generally in good condition and suitable for their purpose. We believe that the capacity associated with these facilities is adequate to meet our anticipated needs through 2015.

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

On November 12, 2014, a purported class action lawsuit, John Gauquie v. Albany Molecular Research, Inc., et al., No. 14-cv-6637, was filed against the Company and certain of its current and former officers in the United States District Court for the Eastern District of New York.  The complaint alleges claims under the Securities Exchange Act of 1934 arising from the Company’s August 5, 2014 announcement of its financial results for the second quarter of 2014, including that the OsoBio New Mexico facility experienced a power interruption in July 2014, which would have a material impact on the Company’s results.  The complaint alleges that the price of the Company’s stock was artificially inflated between August 5, 2014 and November 5, 2014, and seeks certification as a class action, unspecified monetary damages and attorneys’ fees and costs.

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

ITEM 4. Mine Safety Disclosures

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)   Market Information.Our Common Stock is traded on the NASDAQ Global Market (“NASDAQ”) under the symbol “AMRI.” The following table sets forth the high and low closing prices for our Common Stock as reported by NASDAQ for the periods indicated:

Period	High	Low
Year ending December 31, 2014
First Quarter	$19.91	$10.16
Second Quarter	$20.12	$14.63
Third Quarter	$22.89	$18.70
Fourth Quarter	$23.26	$14.19

Year ending December 31, 2013
First Quarter	$10.84	$5.45
Second Quarter	$12.23	$8.99
Third Quarter	$13.72	$10.81
Fourth Quarter	$14.28	$9.88

Stock Performance Graph

The following graph provides a comparison, from December 31, 2009 through December 31, 2014, of the cumulative total stockholder return (assuming reinvestment of any dividends) among the Company, the NASDAQ Stock Market (U.S. Companies) Index (the “NASDAQ Index”) and the NASDAQ Pharmaceuticals Index (the “Pharmaceuticals Index”). The historical information set forth below is not necessarily indicative of future performance. As a result of a change in the total return data made available to us through our vendor, our performance graphs going forward will be using a comparable index provided by NASDAQ OMX Global Indexes (the “Current NASDAQ Index” and the “Current Pharmaceuticals Index”, respectively).  The graph compares the Company’s total return with that of both the newly selected indexes and the indexes used in the previous year.

	Albany Molecular Research, Inc	Previous NASDAQ Stock Market (U.S. Companies) Index	Current NASDAQ Stock Market (U.S. Companies) Index	Previous NASDAQ Pharmaceutical Index	Current NASDAQ Pharmaceutical Index
December 31, 2009	100.000	100.000	100.000	100.000	100.000
December 31, 2010	61.894	118.370	117.550	108.400	102.600
December 31, 2011	32.269	118.980	117.913	116.030	120.540
December 31, 2012	58.150	140.700	137.286	154.380	137.810
December 31, 2013	111.013	196.110	180.756	254.510	186.980
December 31, 2014	179.295	226.120	206.091	332.210	227.770

(b)	Holders.

The number of record holders of our Common Stock as of February 28, 2015 was approximately 191. We believe that the number of beneficial owners of our Common Stock at that date was substantially greater than 191.

(c)	Dividends.

We have not declared any cash dividends on our Common Stock since our inception in 1991. We currently intend to retain our earnings for future growth and, therefore, do not anticipate paying cash dividends in the foreseeable future.

(d)	Equity Compensation Plan Information.

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2014:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	1,804,348	$6.18	2,223,398	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	1,804,348	$6.18	2,223,398

(1)	Consists of our 1998 Stock Option Plan, 2008 Stock Option Plan and Employee Stock Purchase Plan (“ESPP”). Does not include purchase rights accruing under the ESPP because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.

(2)	Includes 1,824,060 shares available under the 2008 Stock Option Plan and 399,338 shares available under the ESPP.

(e)	Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents treasury share repurchases during the three months ended December 31, 2014:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2014 – October 31, 2014	1,630	$23.01	N/A	N/A
November 1, 2014 – November 30, 2014	–	$–	N/A	N/A
December 1, 2014 – December 31, 2014	–	$–	N/A	N/A
Total	1,630	$23.01	N/A	N/A

(1) Consists of shares repurchased by the Company for certain employees’ restricted stock that vested to satisfy minimum tax withholding obligations that arose on the vesting of the restricted stock.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data shown below for the years ended December 31, 2014, 2013 and 2012, and as of December 31, 2014 and 2013, have been derived from our audited consolidated financial statements included in this Form 10-K. The selected financial data set forth below for the years ended December 31, 2011 and 2010 and as of December 31, 2012, 2011 and 2010 have been derived from our audited consolidated financial statements for those years, which are not included in this Form 10-K. The information should be read in conjunction with the our audited Consolidated Financial Statements and related notes and other financial information included herein, including Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	As of and for the Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Contract revenue	$250,704	$210,001	$189,858	$169,611	$163,228
Recurring royalties	25,867	36,574	35,988	35,034	34,838
Milestone revenue	–	—	840	3,000	—
Total revenue	276,571	246,575	226,686	207,645	198,066
Cost of contract revenue	209,193	171,923	168,064	168,470	152,673
Technology incentive award	1,621	2,767	3,143	3,557	3,484
Research and development	1,004	414	906	7,939	11,090
Selling, general and administrative	48,897	42,256	40,904	41,071	42,234
Postretirement benefit plan settlement gain	(1,285)	—	—	—	—
Goodwill impairment	—	—	—	15,812	36,844
Property and equipment impairment	5,392	1,857	8,334	4,674	10,848
Intangible asset impairment	2,443	—	—	856	—
Restructuring charges	3,582	7,183	4,632	1,271	3,090
Arbitration charge	—	—	—	127	9,798
Total costs and expenses	270,847	226,400	225,983	243,777	270,061
Income (loss) from operations	5,724	20,175	703	(36,132)	(71,995)
Interest (expense) income, net	(10,957)	(1,244)	(454)	(583)	160
Other (expense), income net	(235)	772	(130)	77	(1,007)
(Loss) income before income tax (benefit) expense	(5,468)	19,703	119	(36,638)	(72,842)
Income tax (benefit) expense	(2,190)	7,935	4,380	(3,266)	(9,752)
Net (loss) income	$(3,278)	$11,768	$(4,261)	$(33,372)	$(63,090)
Basic (loss) income per share	$(0.10)	$0.38	$(0.14)	$(1.11)	$(2.06)
Diluted (loss) income per share	$(0.10)	$0.37	$(0.14)	$(1.11)	$(2.06)
Weighted average common shares outstanding, basic	31,526	30,912	30,318	29,961	30,657
Weighted average common shares outstanding, diluted	31,526	31,845	30,318	29,961	30,657
Consolidated Balance Sheet Data:
Cash, cash equivalents and investment securities - unrestricted	$46,995	$175,928	$23,293	$20,198	$41,481
Property and equipment, net	165,475	127,775	135,519	149,729	163,212
Working capital	142,322	230,170	73,403	59,033	76,934
Total assets	519,953	445,268	262,862	263,067	325,106
Long-term debt, excluding current installments	159,980	123,135	7,227	3,003	11,737
Total stockholders’ equity	241,822	240,757	202,106	202,883	241,268
Other Consolidated Data:
Capital expenditures	$17,189	$11,135	$9,890	$10,837	$11,628

During the second quarter of fiscal year 2014, we identified an error in our accounting for income tax expense recorded in fiscal years 2006 to 2013. We assessed the materiality of the error on prior periods’ financial statements and concluded that the error was not material to any of our prior period annual or interim financial statements. We elected to revise previously issued consolidated financial statements. Accordingly, we have revised the consolidated statements of operations for the years ended December 31, 2013, 2012, 2011 and 2010 by increasing income tax expense by $912, $484, $1,076, and $219, respectively, resulting in a corresponding decrease in net income and shareholders’ equity for the same periods. For the year ended December 31, 2013 income per basic and diluted share decreased by $0.03. For the years ended December 31, 2012, 2011 and 2010 loss per basic and diluted share increased by $0.02, $0.03 and $0.01, respectively. We have also revised the consolidated balance sheets for the years ended December 31, 2013, 2012, 2011, and 2010 which resulted in a decrease in the working capital amounts by $4,947, $4,035, $3,551 and $2,475, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a leading global contract research and manufacturing organization providing customers fully integrated drug discovery, development, and manufacturing services. We supply a broad range of services and technologies supporting the discovery and development of pharmaceutical products, the manufacturing of active pharmaceutical ingredients and the manufacturing of drug product for new and generic drugs, as well as research, development and manufacturing for the agrochemical and other industries. With locations in the United States, Europe, and Asia, we maintain geographic proximity to our customers and flexible cost models.

We continue to integrate our research and manufacturing facilities worldwide, increasing our access to key global markets and enabling us to provide our customers with a flexible combination of high quality services and competitive cost structures to meet their individual outsourcing needs.  Our service offerings range from early stage discovery through formulation and manufacturing. We believe that the ability to partner with a single provider is of significant benefit to our customers as we are able to provide them with a more efficient transition of experimental compounds through the research and development process, ultimately reducing the time and cost involved in bringing these compounds from concept to market. Compounds discovered and/or developed in our contract research facilities can then be more easily transitioned to production at our large-scale manufacturing facilities for use in clinical trials and, ultimately, commercial sales if the product meets regulatory approval.

In addition to providing our customers our hybrid services model for outsourcing, we offer the option of insourcing. With our world class expertise in managing high performing groups of scientists, this option allows us to embed our scientists into the customer’s facility allowing the customer to cost-effectively leverage their unused laboratory space.

As our customers continue to seek innovative new strategies for R&D efficiency and productivity, we are aggressively realigning our business and resources to address their needs. We use a cross-functional approach that maximizes the strengths of both insourcing and outsourcing, by leveraging AMRI’s people, know-how, facilities, expertise and global project management to provide exactly what is needed across the discovery, development or manufacturing process. We have also streamlined our sales and marketing organization to optimize cross-selling opportunities and enhanced our commitment to quality with the appointment of key personnel, both underscoring our dedication to client service. Our improved organizational structure, combined with more focused marketing efforts, should enable us to continue to drive long term growth and profitability.

Over the last few years, we have implemented a number of organizational and rationalization initiatives and acquired new businesses to better align our operations to most efficiently support our customer’s needs and grow our revenue and overall profitability. The goal of these restructuring activities was to advance our strategy of increasing global competitiveness and managing costs by aligning resources to meet shifting customer demand and market preferences, while optimizing our location footprint. Our acquisitions enhance and complement our existing service offerings and are expected to contribute to our growth.

Our total revenue for 2014 was $276.6 million, including $250.7 million from our contract service business and $25.9 million from royalties on sales of Allegra/Telfast and certain products sold by Actavis, Inc (“Actavis”). We generated $1.9 million in cash from operations, and we used $163.3 million for the acquisitions of Cedarburg and OsoBio as well as capital expenditures on our facilities and equipment, primarily related to maintaining and upgrading our U.S. facilities. Our net loss was $3.3 million in 2014, largely due to the impact of property impairment charges related to improving our global footprint, asset impairment charges related to patents associated with certain development programs that will no longer be pursued, restructuring charges related to the closing of the Syracuse, NY facility as well as optimizing the footprint at the Singapore and Hyderabad facilities, and business interruption costs associated with the OsoBio operation. As of December 31, 2014, we had $47.0 million in cash and cash equivalents and $160.4 million in bank and other related debt. The largest portion of the cash is an advance from our revolving credit agreement and the largest portion of the debt is a result of an offering of senior convertible notes in the fourth quarter of 2013 and advances under our revolving credit agreement in 2014.

Results of Operations

Operating Segment Data

In the third quarter of 2014, we completed the purchase of OsoBio, a contract manufacturer of injectable sterile liquid, suspension and lyophilized biologic and pharmaceutical products. With the addition of these capabilities, our finished dose manufacturing business has become material to our financial and operational results. As a result, we have realigned the internal operations, management personnel, resources, and financial planning and reporting of our operations, resulting in a change to reportable segments based on the criteria set forth in ASC Topic 280, “Disclosures about Segments of an Enterprise and Related Information”.

Prior to this acquisition, we organized our operations into the Discovery, Development and Small-Scale manufacturing (“DDS”) and Large Scale Manufacturing (“LSM”) segments. The DDS segment remains unchanged and includes activities such as drug lead discovery, optimization, drug development and small scale commercial manufacturing. The LSM segment has been separated into the Large Scale API and Drug Product segments. API includes pilot to commercial scale manufacturing of active pharmaceutical ingredients and intermediates and high potency and controlled substance manufacturing. Drug Product includes pre-clinical through commercial sale production of complex liquid-filled and lyophilized injectable formulations. Corporate activities include sales and marketing and administrative functions, as well as research and development costs that have not been allocated to the operating segments. Prior period disclosures have been adjusted to reflect the change in reportable segments.

Contract Revenue

Contract revenue consists primarily of fees earned under manufacturing or service contracts with third-party customers. Our contract revenues for our DDS, API and Drug Product segments were as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
DDS	$76,736	$77,418	$73,458
API	144,349	125,870	111,455
Drug Product	29,619	6,713	4,945
Total	$250,704	$210,001	$189,858

DDS contract revenue for the year ended December 31, 2014 decreased from 2013 primarily due to decreases in U.S. chemistry and biology services, partially offset by an increase in U.S. development and small-scale services. We currently expect DDS contract revenue for full year 2015 to increase from amounts in 2014 driven by improved facility utilization at all of our sites as well as incremental revenue from our acquisition of the SSCI/West Lafayette (“SSCI”) business in February 2015.

DDS contract revenue for the year ended December 31, 2013 increased from 2012 primarily due to increased demand for U.S. chemistry services, offset in part, by a decrease in U.S. biology services.

API contract revenue for the year ended December 31, 2014 increased from 2013 primarily due to an increase in demand at our existing manufacturing facilities as well as incremental revenue of $9.9 million from the Cedarburg acquisition which we acquired in April 2014. We currently expect continued growth in API contract revenue for full year 2015 due to on-going demand for our commercial and clinical manufacturing services worldwide, and full year revenue from Cedarburg.

API contract revenue for the year ended December 31, 2013 increased from 2012 as a result of increased commercial manufacturing services at our large-scale facilities worldwide, as well as increases in our clinical supply manufacturing services.

Drug Product revenue for the year ended December 31, 2014 increased from 2013 due to $16.7 million in revenue from the acquisition of OsoBio, as well as increased demand at our Burlington facility. We currently expect continued growth in Drug Product contract revenue for full year 2015 due to on-going demand, as well as a full year of revenue from OsoBio and the incremental revenue from our Glasgow, Scotland facility, acquired in January 2015.

Drug Product revenue for the year ended December 31, 2013 increased from the same period in 2012 due to increased demand at our Burlington, MA manufacturing facility.

Recurring royalty revenue

Year Ended December 31,
2014	2013	2012
(in thousands)
$25,867	$36,574	$35,988

The largest portion of our recurring royalties relates to worldwide sales of Allegra/Telfast and Sanofi over-the-counter product and authorized generics. Additionally, beginning in the third quarter of 2012 we have earned recurring royalty revenue in conjunction with a Development and Supply Agreement with Actavis.

Recurring royalties decreased during the year ended December 31, 2014 from 2013 primarily due to the incremental effect of the introduction of generic fexofenadine in Japan. Additionally, there was a decrease in Allegra royalties as a result of patent expirations that began in late 2013, as well as a less severe allergy season in Japan in 2014. We currently expect full year 2015 recurring royalties to decline due to the expiration of the patents underlying the Allegra royalties.

Recurring royalties increased during the year ended December 31, 2013 from 2012 primarily due to incremental Actavis royalties of $4.3 million, offset in part by lower Allegra royalties of $3.7 million.

The recurring royalties we receive on the sales of Allegra/Telfast have historically provided a material portion of our revenues, earnings and operating cash flows. We have been issued various United States and international patents covering fexofenadine HC1 and certain related manufacturing processes. These U.S. patents began to expire in November 2013 and will expire completely in May 2015, after which we will no longer receive royalties with respect to any sales of Allegra.

Milestone revenue

Milestone revenue is earned for achieving milestones included in licensing and research agreements with certain of our partners. Milestone revenues were as follows:

Year Ended December 31,
2014	2013	2012
(in thousands)
$–	$–	$840

No milestone revenue was recorded during the years ended December 31, 2014 and 2013.

Milestone revenue received during the year ended December 31, 2012 was recognized primarily in conjunction with our license and research agreement with BMS for advancing a fourth compound into preclinical development.

Cost of Contract Revenue

Cost of contract revenue consists of compensation and associated fringe benefits for employees, chemicals, depreciation and other indirect project related costs. Cost of contract revenue for our DDS, API and Drug Product segments were as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
DDS	$62,401	$66,604	$70,366
API	111,873	95,144	87,550
Drug Product	34,919	10,175	10,148
Total	$209,193	$171,923	$168,064
DDS Gross Contract Margin	18.7%	14.0%	4.2%
API Gross Contract Margin	22.5%	24.4%	21.4%
Drug Product Gross Contract Margin	(17.9)%	(51.6)%	(105.2)%
Total Gross Contract Margin	16.6%	18.1%	11.5%

DDS contract revenue gross margin percentage increased for the year ended December 31, 2014 compared to 2013. The increase is primarily due to cost reduction initiatives and facility optimization. We currently expect DDS contract margin percentage for 2015 to improve over amounts recognized in 2014 due to the full year benefit of previous cost reduction initiatives and facility optimization, as well as the expected accretive benefit of the acquisition of SSCI in February 2015.

DDS contract revenue gross margin percentage increased for the year ended December 31, 2013 compared to 2012. This increase is primarily due to previously announced cost savings initiatives as well as an increase in facility utilization.

API’s contract revenue gross margin percentage decreased for the year ended December 31, 2014 compared to 2013 due to lower facility utilization as well as an increase in lower margin commercial sales. We currently expect improvement in API contract margins for 2015 driven by an increase in capacity utilization at all of our large-scale facilities worldwide.

API’s contract revenue gross margin percentage improved for the year ended December 31, 2013 compared to 2012. This increase was primarily due to an increase in sales of higher margin products for our U.S. manufacturing services, as well as increases in capacity utilization at our large-scale manufacturing facilities worldwide.

Drug Product’s contract revenue gross margin percentage increased for the year ended December 31, 2014 compared to 2013 primarily due to increases in Burlington revenues in relation to their fixed costs. Drug Product cost of contract revenue includes $6.4 million of business interruption charges at our OsoBio facility which led to a decrease in Drug Product gross contract margin. We currently expect continued improvement in Drug Product contract margins for 2015 driven by continued increases in capacity utilization, expected improvements in gross margin percentages for OsoBio, as well as the expected benefit of the acquisition of the Glasgow business in January 2015.

Technology Incentive Award

In the past, we maintained a Technology Development Incentive Plan, the purpose of which was to stimulate and encourage novel innovative technology developments by our employees. This plan allows eligible participants to share in a percentage of the net revenue earned by us relating to patented technology with respect to which the eligible participant is named as an inventor or made a significant intellectual contribution. To date, the royalties from Allegra are the main driver of the awards. The incentive awards were as follows:

Year Ended December 31,
2014	2013	2012
(in thousands)
$1,621	$2,767	$3,143

Technology incentive award expense decreased for the years ended December 31, 2014 and 2013 as compared to the same periods in the prior year due to the decrease in Allegra recurring royalty revenue as discussed above, and will cease completely upon the expiration of the Allegra royalties.

Research and Development

Research and development (“R&D”) expense consists of compensation and benefits for scientific personnel for work performed on proprietary product and process R&D projects, costs of chemicals, materials, outsourced activities and other related out of pocket and overhead costs.

Our R&D activities are primarily in our API segment and relate to the potential manufacture of new products, the development of processes for the manufacture of generic products with commercial potential, and the development of alternative manufacturing processes.

Research and development expenses were as follows:

Year Ended December 31,
2014	2013	2012
(in thousands)
$1,004	$414	$906

R&D expense for the year ended December 31, 2014 increased compared to 2013 relating primarily to development efforts towards new niche generic products and improving process efficiencies in our manufacturing plants. We currently expect 2015 R&D expense to be generally consistent with 2014.

R&D expense for the year ended December 31, 2013 decreased from amounts recognized in 2012 as a result of our previous strategic decision to limit our R&D activities as described above.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consist of compensation and related fringe benefits for sales, marketing, operational and administrative employees, professional service fees, marketing costs and costs related to facilities and information services. SG&A expenses were as follows:

Year Ended December 31,
2014	2013	2012
(in thousands)
$48,897	$42,256	$40,904

SG&A expenses for the year ended December 31, 2014 increased compared to 2013 primarily due to costs associated with merger and acquisition activities, including the acquisitions of Cedarburg, OsoBio, Glasgow, and SSCI as well as incremental SG&A costs from the acquired businesses. We currently expect SG&A expenses for 2015 to increase due to a full year of operations at our Cedarburg and OsoBio locations, and incremental costs as a result of the acquisitions of Glasgow and SSCI in early 2015.

SG&A expenses for the year ended December 31, 2013 increased over amounts recognized in 2012 primarily due to a one-time charge of $1.92 million for the settlement of a U.S. litigation matter. The settlement, which was paid during the third quarter 2013, served to settle the litigation and dismiss all claims between the parties. Additionally, there were certain expenses recognized in 2013 related to strategic executive employment matters and related transition costs.  These increases were offset in part by ongoing cost saving activities.

Property and Equipment Impairment

Year Ended December 31,
2014	2013	2012
(in thousands)
$5,392	$1,857	$8,334

During 2014, we recorded property and equipment impairment charges of $5.4 million in our DDS segment. Part of the charge was associated with our consolidation of facility resources at our Singapore site, for which we recorded $1.7 million of impairment charges. Additionally, we recorded property and equipment impairment charges of $3.7 million in our DDS segment associated with our decision to cease operations at our Syracuse, New York facility.

During 2013, we recorded total long-lived asset impairment charges of $1.9 million in our DDS segment, consisting of property and equipment impairment charges of $1.3 million related to the disposition of certain moveable equipment located at our former Hungary facility and property and equipment impairment charges of $0.6 million associated with our decision to cease operations at our Bothell, Washington facility.

During 2012, we recorded long-lived asset impairment charges of $8.3 million in our DDS segment in order to further optimize our location footprint and cease operations at our Budapest, Hungary and Bothell, Washington facilities.

Intangible Asset Impairment

Year Ended December 31,
2014	2013	2012
(in thousands)
$2,443	$—	$—

During the fourth quarter of 2014, as a result of a semi-annual review of our proprietary drug development programs, we concluded that we will no longer actively pursue partnering opportunities for all programs that are not currently partnered and will not continue to fund additional patent filing or required maintenance costs for these programs. Based on the aforementioned conclusions, we recorded intangible asset impairment charges of $2.4 million for the year ended December 31, 2014 in the DDS segment.

Postretirement benefit plan settlement gain

Year Ended December 31,
2014	2013	2012
(in thousands)
$(1,285)	$—	$—

In the first quarter of 2014, we recognized a gain on settlement of post-retirement liability in the API segment.

Restructuring Charges

Year Ended December 31,
2014	2013	2012
(in thousands)
$3,582	$7,183	$4,632

In the third quarter of 2014, we recorded restructuring charges related to our activities to optimize both the Singapore and Hyderabad facility’s footprint. In the second quarter of 2014, we announced a restructuring plan, transitioning activities at our Syracuse, N.Y. site to other sites within AMRI and we ceased operations in Syracuse at the end of June 2014. The actions taken are consistent with our ongoing efforts to consolidate our facility resources to more effectively utilize our discovery and development resource pool and to further reduce our facility cost structure.

In connection with these activities, we recorded restructuring charges in our DDS operating segment of $3.4 million during 2014. These amounts primarily consisted of $1.0 for termination benefits, $1.4 for lease termination settlements, and $0.9 of additional operating costs related to the Syracuse site.

During 2012, we announced our decisions to cease operations at our Budapest, Hungary and Bothell, Washington facilities. The goal of these restructuring activities was to advance our strategy of increasing global competitiveness and managing costs by aligning resources to meet shifting customer demand and market preferences, while optimizing our location footprint. In connection with these activities, we recorded restructuring charges in our DDS operating segment of $0.5 million, $6.5 million and $4.4 million during 2014, 2013 and 2012, respectively.  These amounts primarily consist of $1.8 million for termination benefits, $0.6 million for repayment of government incentive programs and other expenses and $9.0 million for lease termination settlements, fees and other administrative costs.

We ceased operations and exited the Budapest, Hungary facility in 2012. During 2013, we reached agreement with the landlord of that facility requiring AMRI Hungary to pay approximately $1.9 million to settle the litigation that resulted from the termination of the lease. Of this amount, $1.1 million was recorded in 2012 as our initial estimate of its liability under this lease. The remaining $0.8 million was included in the restructuring charge taken during 2013. The Hungary legal entity was dissolved in 2014.

Anticipated cash outflow for 2015 related to the restructuring reserves as of December 31, 2014 is approximately $1.8 million.

Interest (expense) income, net

	Year Ended December 31,
(in thousands)	2014	2013	2012
Interest expense	$(10,960)	$(1,561)	$(463)
Interest income	3	11	9
Interest (expense) income, net	$(10,957)	$(1,550)	$(454)

The increase in net interest expense during both of the years ended December 31, 2014 and 2013 are primarily due to interest and accretion related to the issuance of $150.0 million of convertible debt in November 2013, as well as related deferred financing amortization. The non-cash charges for the accretion of discount and deferred financing amortization were $7.3 million, $0.8 million, and $0.0 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Other income (expense), net

Year Ended December 31,
2014	2013	2012
(in thousands)
$(235)	$1,078	$(130)

Other income (expense) of $0.2 million for the year ended December 31, 2014 compared to other income of $1.1 million in 2013 resulted primarily from a foreign currency translation loss of $0.7 million associated with the Hungary legal entity dissolution during December 2014, partially offset by rates associated with foreign currency transactions.

Other income for the year ended December 31, 2013 increased as compared to 2012 primarily due to rates associated with foreign currency transactions, as well as an insurance demutualization gain of $0.4 million.

Income tax (benefit) expense

Year Ended December 31,
2014	2013	2012
(in thousands)
$(2,190)	$7,935	$4,380

Income tax (benefit) of $2.2 million for the year ended December 31, 2014 decreased $9.2 million from 2013 income tax expense primarily due to less pre-tax income at our U.S. locations.

Income tax expense for the year ended December 31, 2013 increased $3.6 million from 2012 primarily due to improved pre-tax income at the Company’s U.S. locations. The change in our effective tax rate for 2013 as compared to 2012 was due to changes in pre-tax income and losses in relation to the applicable tax rates at our various locations worldwide.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows and proceeds from borrowings. During 2014, we generated cash of $1.9 million from operating activities.

During 2014, cash used in investing activities was $163.3 million, primarily due to the acquisitions of Cedarburg and OsoBio, and for the acquisition and installation of equipment. We generated cash of $33.2 million from financing activities, primarily due to the net proceeds borrowed on our revolving credit facility and the exercise of existing stock options, partially offset by principal payments on long-term debt.

Working capital, defined as current assets less current liabilities, was $142.3 million as of December 31, 2014, compared to $230.1 million as of December 31, 2013. This decrease primarily relates to the use of cash generated from the net proceeds from the issuance of convertible debt in 2013 to complete the acquisitions of Cedarburg and OsoBio in 2014, partially offset by increases in accounts receivable and inventory.

Total capital expenditures for the year ended December 31, 2014 were $17.2 million as compared to $11.1 million for the year ended December 31, 2013. Capital expenditures in 2014 were primarily related to the growth, maintenance and upgrading of our existing facilities including the addition of OsoBio and Cedarburg.

During 2015, we expect to incur $24.0 million to $26.0 million in capital expenditures primarily relating to the growth and maintenance of our existing facilities including the recently acquired facilities in Glasgow, U.K. and West Lafayette.

In April 2012, we entered into a $20.0 million credit facility consisting of a 4-year, $5.0 million term loan and a $15.0 million revolving line of credit. In April 2014, we utilized our restricted cash to pay off the balance of the term loan, thereby eliminating the term loan liability. In June 2014 we terminated the credit agreement while still maintaining the letters of credit, thus requiring us to continue to maintain certain restricted cash to collateralize these letters of credit.

The balance required to be maintained as restricted cash must be at least 110% of the maximum potential amount of the outstanding letters of credit.  As of December 31, 2014, we had $3.5 million of outstanding letters of credit secured by restricted cash of $4.1 million.

On October 24, 2014, we entered into a $50.0 million senior secured credit agreement (the “Credit Agreement”) consisting of a 3-year, $50.0 million revolving credit facility, which includes a $15.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swing line loans. The Credit Agreement also included an accordion feature that, subject to securing additional commitments from existing lenders or new lending institutions, allows us to increase the aggregate commitments under the Credit Agreement by up to $10.0 million. On December 23, 2014, the Credit Agreement was amended to increase the available commitment to $75.0 million, increasing and using the accordion feature in its entirety. The amount available to be borrowed under the Credit Agreement at December 31, 2014 is $39.0 million.

Borrowings made under the Credit Agreement bear interest at (a) the one-month, three-month or six-month LIBOR rate (the “LIBOR Rate”) or (b) a base rate determined by reference to the highest of (i) the Barclays Bank PLC prime rate, (ii) the United States federal funds rate plus 0.50% and (iii) a daily rate equal to the one-month LIBOR Rate plus 1.0% (the “Base Rate”), plus an applicable margin of 2.25% per annum for LIBOR Rate loans and 1.25% per annum for Base Rate loans. As of December 31, 2014 the interest rate on the Credit Agreement was 2.5%.

The Credit Agreement contains financial covenants, including maximum total leverage ratio and minimum consolidated current assets that extend for the remaining term of the Credit Agreement. As of December 31, 2014, we were in compliance with our current financial covenants.

In December 2013, we issued $150.0 million of 2.25% Cash Convertible Senior Notes (the “Notes”), which generated net proceeds of $134.8 million, which includes the associated warrants, convertible note hedges and bank fees. In connection with the offering of these Notes, we entered into convertible note hedging transactions with two counterparties. We also entered into warrant transactions in which we sold warrants of our common stock to the counterparties. We paid the counterparties approximately $33.6 million for the convertible note hedge and received approximately $23.1 million from the counterparties for the warrants. See Note 7 to the consolidated financial statements for additional information regarding these transactions.

Working capital, defined as current assets less current liabilities, was $230.1 million as of December 31, 2013, compared to $77.4 million as of December 31, 2012. This increase primarily relates to cash received from the net proceeds on the aforementioned convertible debt.

Total capital expenditures for the year ended December 31, 2013 were $11.1 million as compared to $9.9 million for the year ended December 31, 2012. Capital expenditures in 2013 were primarily related to the growth, maintenance and upgrading of our existing facilities.

During 2013, we generated cash of $28.2 million from operating activities, and cash used in investing activities was $11.2 million, primarily for the acquisition and installation of equipment. During 2013, we generated cash of $136.9 million from financing activities, relating primarily to the net proceeds from the issuance of the convertible debt.

We expect that additional future capital expansion and acquisition activities, if any, could be funded with cash on hand, cash from operations, borrowings under our credit facility and/or the issuance of additional equity or debt securities. There can be no assurance that attractive acquisition opportunities will be available to us or will be available at prices and upon such other terms that are attractive to us. We regularly evaluate potential acquisitions of other businesses, products and product lines and may hold discussions regarding such potential acquisitions. In addition, in order to meet our long-term liquidity needs or consummate future acquisitions, we may incur additional indebtedness or issue additional equity or debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to us or at all. The failure to raise the funds necessary to finance our future cash requirements or consummate future acquisitions could adversely affect our ability to pursue our strategy and could negatively affect our operations in future periods.

Off Balance Sheet Arrangements

We do not use special purpose entities or other off-balance sheet financing techniques that we believe have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity or capital resources.

Contractual Obligations

The following table sets forth our long-term contractual obligations and commitments as of December 31, 2014:

Payments Due by Period (in thousands)

	Total	Under 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt (principal)	$187,730	$448	$35,845	$150,698	$739
Operating Leases	11,718	4,784	5,474	1,305	155
Purchase Commitments	37,189	37,189	—	—	—
Restructuring liabilities	3,506	1,843	1,149	465	49
Pension Plan Contributions (1)	3,190	638	1,276	1,276

(1)	Pension and other postretirement benefits include estimated payments made from Company assets. No estimate of payments after five years has been provided due to many uncertainties.

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

Business Combinations

In accordance with the accounting guidance for business combinations, we used the acquisition method of accounting to allocate costs of acquired businesses to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. The excess costs of acquired businesses over the fair values of the assets acquired and liabilities assumed were recognized as goodwill. The valuations of the acquired assets and liabilities will impact the determination of future operating results. In addition to using management estimates and negotiated amounts, we used a variety of information sources to determine the estimated fair values of the assets and liabilities, including third-party appraisals for the estimated value and lives of identifiable intangible assets and property and equipment. The business and technical judgment of management and third-party experts was used in determining the useful lives of finite-lived intangible assets in accordance with the accounting guidance for goodwill and intangible assets and patents.

Inventory

Inventory consists primarily of commercially available fine chemicals used as raw materials, work-in-process and finished goods in our large-scale manufacturing plants. API and Drug Product manufacturing inventories are valued on a first-in, first-out (“FIFO”) basis. Inventories are valued at the lower of cost or market. We regularly review inventories on hand and record a charge for slow-moving and obsolete inventory, inventory not meeting quality standards and inventory subject to expiration. The charge for slow-moving and obsolete inventory is based on current estimates of future product demand, market conditions and related management judgment. Any significant unanticipated changes in future product demand or market conditions that vary from current expectations could have an impact on the value of inventories. Total inventories recorded on our consolidated balance sheet at December 31, 2014 and 2013 were $49.9 million and $32.0 million, respectively. We recorded charges to reduce obsolete inventory balances of $0.6 million, $0.4 and $0.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carry-forwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings with focus on our U.S. operations and available tax planning strategies. These sources of income inherently rely heavily on estimates. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. We use our historical experience and our short and long-range business forecasts to provide insight. Amounts recorded for deferred tax assets, net of valuation allowances, were $19.7 million and $18.9 million at December 31, 2014 and 2013, respectively. Such 2014 year-end amounts are expected to be fully recoverable within the applicable statutory expiration periods.

Derivative Instruments and Hedging Activities

We record derivative instruments on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in a derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. A change in inputs or estimates, including but not limited to, interest rates and the trading price and implied volatility of our common stock, may materially impact the resulting fair value measurements of these instruments and may also impact our results of operations. At December 31, 2014 and 2013, amounts recorded for both the Note Hedges and the Notes Conversion Derivative were $59.0 million and $22.7 million, respectively. The increase in the amounts recorded is due to the increase in the market value of our common stock that underlies these instruments.

Goodwill and intangible assets

We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of a reporting unit. We test goodwill for impairment by either performing a qualitative evaluation or a two-step quantitative test. The qualitative evaluation is an assessment of factors, including reporting unit specific operating results as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair values of reporting unit is less than its carrying amount, including goodwill. We may elect to bypass this qualitative assessment for some or all of our reporting units and perform a two-step quantitative test. Fair values under the quantitative test are estimated using discounted cash flow methodologies that are based on projections of the amounts and timing of future revenues and cash flows. Total goodwill recorded on our consolidated balance sheet at December 31, 2014 and 2013 was $61.8 million and $0.0 million, respectively. Based on the 2014 impairment test, none of our goodwill was impaired.

We test intangible assets and patents with defined useful lives and subject to amortization by comparing the carrying amount to the fair value of the asset. An impairment charge is recognized to the extent that the carrying amount of the intangible asset group exceeds its fair value and will reduce only the carrying amounts of the intangible assets. Total intangible assets and patents recorded on our consolidated balance sheet at December 31, 2014 and 2013 was $32.5 million and $3.0 million, respectively.

As a result of our semi-annual review of the our proprietary drug development programs, we concluded that we will no longer actively pursue partnering opportunities for all programs that are not currently partnered and will not continue to fund additional patent filing or required maintenance costs for these programs. Based on the aforementioned conclusions, we recorded intangible asset impairment charges in the DDS segment of $2.4 million for the year ended December 31, 2014.

Other Long-Lived Assets

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

During 2014, we recorded long-lived asset impairment charges of $5.4 million in our DDS segment primarily related to further optimizing our location footprint at both the Singapore and Hyderabad facilities, and cessation of operations at the Syracuse, NY facility.

Recent Accounting Pronouncements

In November 2014, the FASB issued ASU No. 2014-17 “Business Combinations (Topic 805): Pushdown Accounting.” Pushdown accounting refers to pushing down the acquirer’s accounting and reporting basis (which is recognized in conjunction with its accounting for a business combination) to the acquiree’s standalone financial statements. Under the new guidance, pushdown accounting is optional for any transaction in which another party obtains control of the reporting company. An acquired entity can make the election to apply the guidance to future change in control events or to its most recent change-in-control event if the financial statements have not been issued. This ASU was effective upon issuance, which was November 18, 2014. The adoption of this ASU did not have any impact on the Company’s financial condition or results of operation.

In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period, be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers: (Topic 606)." This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, "Revenue Recognition," and most industry-specific guidance. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, "Property, Plant, and Equipment," and intangible assets within the scope of Topic 350, "Intangibles-Goodwill and Other") are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In April 2014, FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” that amends the requirements for reporting discontinued operations. ASU 2014-08 requires the disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that will have a major effect on the entity’s operations and financial results. This ASU also requires additional disclosures about discontinued operations and disclosures about the disposal of a significant component of an entity that does not qualify as a discontinued operation. This ASU is effective prospectively for reporting periods beginning after December 15, 2014, with early adoption permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk with respect to foreign currency exchange rates and interest rates. The market risk is the potential loss arising from adverse changes in these rates as discussed below.

The Company has facilities and customers in foreign jurisdictions and therefore is subject to foreign currency risk. This risk is composed of both potential losses from the translation of foreign currency financial statements and the remeasurement of foreign currency transactions. The total net assets of non-U.S. operations denominated in non-functional currencies subject to potential loss amount of approximately $30.7 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to approximately $3.1 million. Furthermore, related to foreign currency transactions, the Company has exposure to non-functional currency balances totaling approximately $16.4 million. This amount includes, on an absolute basis, exposures to foreign currency assets and liabilities. On a net basis, the Company had approximately $2.6 million of foreign currency assets as of December 31, 2014. As currency rates change, these non-functional currency balances are revalued, and the corresponding adjustment is recorded in the consolidated statement of operations. A hypothetical change of 10% in currency rates could result in an adjustment to the consolidated statement of operations of approximately $0.3 million.

With respect to interest rates, the risk is composed of changes in future cash flows due to changes in interest rates on our $35.0 million revolving credit facility and $2.4 million industrial development authority bonds. The potential loss in 2014 cash flows from a 10% adverse change in quoted interest rates would approximate eighty eight thousand dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements and notes thereto appear on pages F-1 to F-39 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As required by rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management conducted an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation the Company’s management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, assessed as of December 31, 2014 the effectiveness of the Company’s internal control over financial reporting. In making this assessment, management used the criteria set forth in the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, management has concluded that the Company’s internal control over financial reporting as of December 31, 2014 was effective.

On April 4, 2014, the Company acquired Cedarburg Pharmaceuticals, Inc. (“Cedarburg”) and on July 1, 2014, the Company acquired Oso Biopharmaceuticals Manufacturing, LLC (“OsoBio”). These acquisitions represent a material change in the internal control over financial reporting since management’s last assessment of effectiveness. Management has excluded Cedarburg and OsoBio from its assessment of internal control over financial reporting as of December 31, 2014. Total assets, excluding goodwill and other intangible assets which were included in management’s assessment of internal control over financial reporting as of December 31, 2014, and total revenues of Cedarburg and OsoBio represent approximately 13% and 10%, respectively, of the Company’s related consolidated financial statement amounts as of and for the year end December 31, 2014.

The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting, as of December 31, 2014, which is included in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

(c) Changes in Internal Control Over Financial Reporting

Other than the effects of the acquisitions of Cedarburg and OsoBio, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15 under the Exchange Act that occurred during the Company’s fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information appearing under the captions “Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics and Business Conduct Guidelines” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or around June 3, 2015 is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information appearing under the captions “Compensation of Directors”, “Compensation Committee Interlocks and Insider Participation”, and “Agreements with Named Executive Officers,” and “Corporate Governance and Board Matters” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or around June 3, 2015 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under the caption “Principal and Management Stockholders” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or around June 3, 2015 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information appearing under the caption “Related Party Transactions” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or around June 3, 2015 is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the caption “Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or around June 3, 2015 is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements.

The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

(a) (2) Financial Statement Schedules

The following financial schedule of Albany Molecular Research, Inc. is included in this annual report on Form 10-K.

Schedule II—Valuation and Qualifying Accounts	F-39

Schedules other than that which is listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

(a) (3) Exhibits

EXHIBIT INDEX

Exhibit No.	Description
2.1	Membership Interest Purchase Agreement by and among Oso Biopharm Holdings, LLC, Oso Biopharmaceuticals Manufacturing, LLC, ALO Acquisition LLC, and Albany Molecular Research, Inc. dated as of June 1, 2014 (incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed with the Securities and Exchange Commission on August 11, 2014, File No. 001-35622)
2.2	Agreement and Plan of Merger by and among Albany Molecular Research, Inc., AICu Acquisition Corp., Cedarburg Pharmaceuticals, Inc. and James Gale, dated March 22, 2014 (incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed with the Securities and Exchange Commission on May 9, 2014, File No. 001-35622).
3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 000-25323).
3.2	Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 000-25323).
4.1	Specimen certificate for shares of Common Stock, $0.01 par value, of the Company (incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, File No. 333-58795).

Exhibit No.	Description
4.2	Amended and Restated Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Albany Molecular Research, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on July 31, 2012, File No. 001-35622).
4.3	Shareholder Rights Agreement, dated as of July 27, 2012, between the Company and Computershare Shareowner Services LLC, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on July 31, 2012, File No. 001-35622).
4.4	Amendment to Shareholder Rights Agreement, dated as of June 1, 2011, between Albany Molecular Research, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A/A filed on June 1, 2011. File no. 000-25323).
4.5	Amendment No. 2 to Shareholder Rights Agreement, dated as of July 27, 2012, between Albany Molecular Research, Inc. and Computershare Shareowner Services LLC, as Rights Agent (as successor to Mellon Investor Services LLC) (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A/A filed on July 31, 2012. File no. 000-25323).
4.6	Indenture, dated as of November 25, 2013, by and between Albany Molecular Research, Inc. and Wilmington Trust, National Association (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2013, File No. 001-35622).
4.7	Form of 2.25% Cash Convertible Senior Note due 2018 (included in Exhibit 4.6).
10.1	Form of Indemnification Agreement between Albany Molecular Research, Inc. and each of its directors (incorporated herein by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-58795).
10.3	License Agreement dated March 15, 1995 by and between Albany Molecular Research, Inc. and Marion Merrell Dow Inc. (now Sanofi) (excluding certain portions which have been omitted as indicated based upon an order for confidential treatment, but which have been filed separately with the Commission) (incorporated herein by reference to Exhibit 10.7 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, File No. 333-58795).
10.4*	Amendment to 1998 Stock Option and Incentive Plan of the Company (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, File No. 000-25323).
10.5*	Amended and Restated Technology Development Incentive Plan of the Company (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, File No. 001-35622).
10.6	Form of Employee Innovation, Proprietary Information and Post-Employment Activity Agreement between Albany Molecular Research, Inc. and each of its executive officers (incorporated herein by reference to Exhibit 10.14 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, File No. 333-58795).
10.7*	Amended and Restated Employment Agreement, dated as of April 5, 2012, by and between Albany Molecular Research, Inc. and Lori M. Henderson (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2012, File No. 000-25323).
10.8*	Form of Restricted Stock Award Agreement under 1998 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2005, File No. 000-25323).
10.9*	Albany Molecular Research, Inc. Incentive Bonus Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2005, File No. 000-25323).
10.10*	Form of Incentive Stock Option Agreement under 1998 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed with the Securities and Exchange Commission on May 10, 2005, File No. 000-25323).

Exhibit No.	Description
10.11*	Form of Non-Qualified Stock Option Agreement under 1998 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed with the Securities and Exchange Commission on May 10, 2005, File No. 000-25323).
10.12	Supply Agreement, effective as of January 1, 2012, between AMRI Rensselaer and GE Healthcare AS (incorporated herein by reference to Exhibit 10.15 (with certain information omitted pursuant to a request for confidential treatment and filed with the Securities and Exchange Commission) to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on August 27, 2013, File No. 001-35622).
10.13	License and Research Agreement, dated as of October 20, 2005, between Albany Molecular Research, Inc., AMR Technology, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.22to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 000-25323).
10.14*	Amended and Restated Employment Agreement, dated as of April 5, 2012, by and between Albany Molecular Research, Inc. and Thomas E. D’Ambra, Ph.D. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2012, File No. 000-25323).
10.15	Amendment to License Agreement Regarding Sublicensing, dated November 18, 2008, by and between Albany Molecular Research, Inc., AMR Technology, Inc. (formerly a subsidiary of AMRI, which has subsequently been merged into AMRI) and Sanofi U.S. LLC (filed with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission) (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-25323).
10.16*	Amended and Restated Employment Agreement, dated as of April 5, 2012, by and between the Company and Steven R. Hagen, Ph.D. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2012, File No. 000-25323).
10.17	Research/Manufacturing Agreement between Schering Corporation and Albany Molecular Research, Inc. dated January 13, 2006 (filed with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission) (incorporated herein by reference to Exhibit 10.1 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on February 17, 2011, File No. 000-25323).
10.18	Seventh Amendment dated July 14, 2010 to the Research/Manufacturing Agreement between Schering Corporation and Albany Molecular Research, Inc. dated January 13, 2006 (filed with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission) (incorporated herein by reference to Exhibit 10.2 to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on February 17, 2011, File No. 000-25323).
10.19	Credit and Security Agreement dated April 11, 2012, by and among Albany Molecular Research, Inc., AMRI Rensselaer, Inc., AMRI Burlington, Inc., AMRI Bothell Research Center, Inc. and Wells Fargo Bank, National Association. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2012, File No. 000-25323)
10.20	First Amendment, dated December 20, 2012, to Credit and Security Agreement dated April 11, 2012, by and among Albany Molecular Research, Inc., AMRI Rensselaer, Inc., AMRI Burlington, Inc., and AMRI Bothell Research Center, Inc., as the borrower and Wells Fargo Bank, National Association as the lender (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on March 18, 2013, File No. 001-35622).

Exhibit No.	Description
10.21	Second Amendment, dated November 13, 2013, to Credit and Security Agreement dated April 11, 2012, by and among Albany Molecular Research, Inc., AMRI Rensselaer, Inc., AMRI Burlington, Inc., and AMRI Bothell Research Center, Inc., as the borrower and Wells Fargo Bank, National Association as the lender (incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on March 17, 2014, File No. 001-35622).
10.22	Development and Supply Agreement between Organichem Corporation (now AMRI Rensselaer, Inc., a wholly-owned subsidiary of the Company) and Purepac Pharmaceuticals Co. (now Actavis, Inc.) effective May 10, 2000 (incorporated herein by reference to Exhibit 10.26 (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on March 18, 2013, File No. 001-35622).
10.23*	Amended Employment Agreement, effective September 17, 2012, as amended on December 27, 2012, between Albany Molecular Research, Inc. and Michael M. Nolan (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on March 18, 2013, File No. 001-35622).
10.24*	Amended Form of Restricted Stock Award Agreement under the 2008 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on March 18, 2013, File No. 001-35622).
10.25*	Amended Form of Non-Qualified Stock Option Agreement under the 2008 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on March 18, 2013, File No. 001-35622).
10.26*	Employment Agreement, dated September 5, 2013, by and between Albany Molecular Research, Inc. and William S. Marth (incorporated herein by reference to Exhibit 10.1 the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Securities and Exchange Commission on November 8, 2013, File No. 001-35622).
10.27*	Transition Agreement, dated September 6, 2013, by and between Albany Molecular Research, Inc. and Thomas E. D’Ambra, Ph.D. (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, File No. 001-35622).
10.28*	Employment Agreement, dated as of October 16, 2013, by and between the Company and Michael Luther, Ph.D. (incorporated herein by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on March 17, 2014, File No. 001-35622).
10.29	Call Option Transaction Confirmation, dated November 19, 2013, between Albany Molecular Research, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2013, File No. 001-35622).
10.30	Call Option Transaction Confirmation, dated November 19, 2013, between Albany Molecular Research, Inc. and Morgan Stanley & Co. International plc (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2013, File No. 001-35622).
10.31	Base Warrants Confirmation, dated November 19, 2013, between Albany Molecular Research, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2013, File No. 001-35622).
10.32	Base Warrants Confirmation, dated November 19, 2013, between Albany Molecular Research, Inc. and Morgan Stanley & Co. International plc (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2013, File No. 001-35622).

Exhibit No.	Description
10.33	Amendment to Call Option Transaction Confirmation, dated November 29, 2013, between Albany Molecular Research, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2013, File No. 001-35622).
10.34	Amendment to Call Option Transaction Confirmation, dated November 29, 2013, between Albany Molecular Research, Inc. and Morgan Stanley & Co. International plc (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2013, File No. 001-35622).
10.35	Additional Warrants Confirmation, dated November 29, 2013, between Albany Molecular Research, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2013, File No. 001-35622).
10.36	Additional Warrants Confirmation, dated November 29, 2013, between Albany Molecular Research, Inc. and Morgan Stanley & Co. International plc (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2013, File No. 001-35622).
10.37*	Second Amended 1998 Employee Stock Purchase Plan of the Company, approved on June 5, 2013 incorporated herein by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on March 17, 2014, File No. 001-35622).
10.38*	Second Amended 2008 Stock Option and Incentive Plan, approved on June 5, 2013 (incorporated herein by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on March 17, 2014, File No. 001-35622).
10.39*	Employment Agreement dated December 13, 2013, by and between Albany Molecular Research, Inc. and George Svokos (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, filed with the Securities and Exchange Commission on May 9, 2014, File No. 001-35622).
10.40	Amendment No. 1, dated December 23, 2014, to Credit Agreement dated October 24, 2014, by and among Albany Molecular Research, Inc., Barclays Banks plc, each Lender thereto and each Loan Party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2014, File No. 001-35622).
10.41*	Employment Agreement dated February 11, 2015, by and between Albany Molecular Research, Inc. and Felicia Ladin (filed herein).
10.42*	Separation Agreement, dated February 11, 2015, by and between Albany Molecular Research, Inc. and Michael M. Nolan (filed herein).
21.1	Subsidiaries of the Company (filed herein).
23.1	Consent of KPMG LLP (filed herein).
31.1	Rule 13a-14(a)/15d-14(a) certification (filed herein).
31.2	Rule 13a-14(a)/15d-14(a) certification (filed herein).
32.1	Section 1350 certification (furnished herein). (1)
32.2	Section 1350 certification (furnished herein). (1)
101	XBRL (extensible Business Reporting Language). The following materials from Albany Molecular Research, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations , (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

*	Denotes management contract of compensation plan or arrangement

(1)	This certification is not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2015	Albany Molecular Research, Inc.

	By:	/s/ William S. Marth
William S. Marth
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William S. Marth	President, Chief Executive Officer	March 16, 2015
William S. Marth	(Principal Executive Officer)

/s/ Michael M. Nolan	Chief Financial Officer	March 16, 2015
Michael M. Nolan	(Principal Financial and Accounting Officer)

/s/ Thomas E. D’Ambra	Chairman of the Board	March 16, 2015
Thomas E. D’Ambra, Ph.D.

/s/ Veronica G.H. Jordan	Director	March 16, 2015
Veronica G.H. Jordan, Ph.D.

/s/ Gabriel Leung	Director	March 16, 2015
Gabriel Leung

/s/ Kevin O’Connor	Director	March 16, 2015
Kevin O’Connor

/s/ Arthur J. Roth	Director	March 16, 2015
Arthur J. Roth

/s/ Una S. Ryan	Director	March 16, 2015
Una S. Ryan, Ph.D., O.B.E.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ALBANY MOLECULAR RESEARCH, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Albany Molecular Research, Inc.:

We have audited the accompanying consolidated balance sheets of Albany Molecular Research, Inc. and subsidiaries (“Albany Molecular Research, Inc.” or “the Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Albany Molecular Research, Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Albany Molecular Research, Inc. as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Albany Molecular Research, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Albany Molecular Research, Inc. acquired Cedarburg Pharmaceuticals, Inc. on April 4, 2014 and Oso BioPharmaceuticals Manufacturing, LLC on July 1, 2014 (collectively, the “Acquired Businesses”), and management excluded from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, the Acquired Businesses’ internal control over financial reporting associated with assets representing 13% of consolidated assets, and revenues representing approximately 10% of consolidated revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of Albany Molecular Research, Inc. also excluded an evaluation of the internal control over financial reporting of the Acquired Businesses.

/s/ KPMG LLP

Albany, New York

March 16, 2015

ALBANY MOLECULAR RESEARCH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2014, 2013 and 2012

(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Contract revenue	$250,704	$210,001	$189,858
Recurring royalties	25,867	36,574	35,988
Milestone revenue	–	–	840
Total revenue	276,571	246,575	226,686
Cost of contract revenue	209,193	171,923	168,064
Technology incentive award	1,621	2,767	3,143
Research and development	1,004	414	906
Selling, general and administrative	48,897	42,256	40,904
Postretirement benefit plan settlement gain	(1,285)	—	—
Property and equipment impairment	5,392	1,857	8,334
Intangible asset impairment	2,443	—	—
Restructuring charges	3,582	7,183	4,632
Total costs and expenses	270,847	226,400	225,983
Income from operations	5,724	20,175	703
Interest expense	(10,960)	(1,561)	(463)
Interest income	3	11	9
Other (expense) income net	(235)	1,078	(130)
(Loss) income before income tax (benefit) expense	(5,468)	19,703	119
Income tax (benefit) expense	(2,190)	7,935	4,380
Net (loss) income	$(3,278)	$11,768	$(4,261)

Basic (loss) earnings per share	$(0.10)	$0.38	$(0.14)
Diluted (loss) earnings per share	$(0.10)	$0.37	$(0.14)

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.
Consolidated Statements of Comprehensive (LOSS) Income

Years Ended December 31, 2014, 2013 and 2012

(In thousands)

	Years Ended December 31,
	2014	2013	2012
Net (loss) income	$(3,278)	$11,768	$(4,261)
Unrealized gain (loss) on marketable securities, net of taxes	–	–	1
Reclassification adjustment of foreign currency translation loss upon dissolution of a foreign subsidiary	734	–	–
Foreign currency translation (loss) gain	(1,657)	(2,529)	1,239
Net actuarial (loss) gain of pension and postretirement benefits	(2,234)	1,547	531
Total comprehensive (loss) income	$(6,435)	$10,786	$(2,490)

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013
(In thousands, except share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$46,995	$175,928
Restricted cash	4,052	714
Accounts receivable, net	71,644	52,216
Royalty income receivable	5,061	7,523
Inventory	49,880	31,991
Prepaid expenses and other current assets	11,037	7,061
Deferred income taxes	2,343	3,586
Total current assets	191,012	279,019

Property and equipment, net	165,475	127,775
Notes hedges	58,928	22,654
Restricted cash	-	3,810
Goodwill	61,778	-
Intangible assets and patents, net	32,548	3,042
Deferred income taxes	4,884	2,047
Other assets	5,328	6,921
Total assets	$519,953	$445,268
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$32,160	$24,179
Deferred revenue and licensing fees	11,171	6,588
Accrued compensation	3,597	5,995
Arbitration reserve	327	1,351
Income taxes payable	350	8,901
Accrued pension benefits	638	811
Current installments of long-term debt	447	1,024
Total current liabilities	48,690	48,849
Long-term liabilities:
Long-term debt, excluding current installments	159,980	123,135
Notes conversion derivative	58,928	22,654
Deferred licensing fees	-	1,926
Pension and postretirement benefits	8,167	6,059
Deferred income taxes	-	631
Other long-term liabilities	2,366	1,257
Total liabilities	278,131	204,511
Commitments and contingencies (Notes 11 and 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 50,000 shares, 38,098 shares issued in 2014 and 37,023 shares issued in 2013	381	370
Additional paid-in capital	243,874	235,806
Retained earnings	79,632	82,910
Accumulated other comprehensive loss, net	(14,434)	(11,277)
	309,453	307,809
Less, treasury shares at cost, 5,465 shares in 2014 and 5,425 shares in 2013	(67,631)	(67,052)
Total stockholders’ equity	241,822	240,757
Total liabilities and stockholders’ equity	$519,953	$445,268

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2014, 2013 and 2012

(In thousands)

						Accumulated
		Common Stock		Additional		Other	Treasury Stock
	Preferred	Number of	Par	Paid-in	Retained	Comprehensive	Number of
	Stock	Shares	Value	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balances at January 1, 2012	—	36,016	360	206,074	75,403	(12,066)	(5,411)	(66,888)	202,883
Net loss					(4,261)				(4,261)
Unrealized loss on investment securities, available-for-sale, net of taxes						1			1
Pension and other postretirement benefits:
Amortization of actuarial loss, net of taxes						498			498
Current year actuarial gain, net of taxes						33			33
Foreign currency translation gain						1,239			1,239
Tax shortfall from share-based compensation				(747)					(747)
Share-based payment expense				1,896					1,896
Issuance of restricted stock		140	1	(2)					(1)
Forfeiture of unearned compensation - restricted stock		(56)	-	34					34
Issuance of common stock in connection with stock option plan and ESPP		226	2	529					531
Balances at December 31, 2012	—	36,326	363	207,784	71,142	(10,295)	(5,411)	(66,888)	202,106
Net income					11,768				11,768
Pension and other postretirement benefits:
Amortization of actuarial loss, net of taxes						535			535
Current year actuarial gain, net of taxes						1,012			1,012
Foreign currency translation gain						(2,529)			(2,529)
Excess tax benefit from share-based compensation				785					785
Share-based payment expense				2,620					2,620
Issuance of restricted stock		266	3	(2)					1
Forfeiture of unearned compensation - restricted stock		(49)	(1)	(3)					(4)
Issuance of common stock in connection with stock option plan and ESPP		480	5	1,522					1,527
Treasury repurchases							(14)	(164)	(164)
Sale of warrants				23,100					23,100
Balances at December 31, 2013	$—	37,023	370	235,806	82,910	(11,277)	(5,425)	(67,052)	240,757
Net loss					(3,278)				(3,278)
Pension and other postretirement benefits:
Amortization of actuarial loss, net of taxes						398			398
Current year actuarial loss, net of taxes						(2,632)			(2,632)
Reclassification adjustment of foreign currency translation loss upon dissolution of a foreign subsidiary						734			734
Foreign currency translation gain						(1,657)			(1,657)
Excess tax benefit from share-based compensation				1,642					1,642
Share-based payment expense				4,122					4,122
Issuance of restricted stock		691	7	(7)					-
Forfeiture of unearned compensation - restricted stock		(72)	-	2					2
Issuance of common stock in connection with stock option plan and ESPP		456	4	2,309					2,313
Treasury repurchases							(40)	(579)	(579)
Balances at December 31, 2014	$—	38,098	$381	$243,874	$79,632	$(14,434)	(5,465)	$(67,631)	$241.822

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
December 31, 2014, 2013 and 2012
(In thousands)

	Year ended December 31,
	2014	2013	2012
Operating Activities
Net (loss) income	$(3,278)	11,768	$(4,261)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	18,353	15,565	17,332
Deferred financing amortization	1,537	306	—
Accretion of discount on long-term debt	5,765	531	—
Provision for doubtful accounts	343	267	148
Deferred income tax (benefit) expense	(2,101)	125	3,368
Property and equipment impairment	5,392	1,857	8,334
Intangible asset impairment	2,443	—	—
Loss on disposal of property and equipment	166	234	176
Cumulative translation loss related to foreign subsidiary dissolution	734	—	—
Share-based compensation expense	4,122	2,620	1,896
Gain on settlement of post-retirement liability	(1,285)	—	—
Excess tax benefit of stock option exercises	(1,642)	(785)	—
Other	—	20	41
Changes in operating assets and liabilities that provide (use) cash, net of impact of business combinations:
Accounts receivable	(12,664)	(9,987)	(12,207)
Royalty income receivable	2,462	657	(1,361)
Inventory	(7,967)	(5,141)	(3,577)
Prepaid expenses and other assets	(814)	541	1,467
Accounts payable, accrued compensation and accrued expenses	(4,866)	7,697	196
Income taxes receivable/payable	(5,842)	4,503	5,039
Deferred revenue and licensing fees	1,225	(1,708)	(528)
Pension and postretirement benefits	(215)	145	(540)
Other long-term liabilities	37	(1,039)	(186)
Net cash provided by operating activities	1,905	28,176	15,337
Investing Activities
Proceeds from sales and maturities of marketable securities	—	—	213
Purchase of businesses, net of cash acquired	(145,752)	—	—
Purchases of property and equipment	(17,189)	(11,135)	(9,890)
Payments for patent applications and other costs	(398)	(411)	(552)
Proceeds from disposal of property and equipment	80	300	447
Net cash used in investing activities	(163,259)	(11,246)	(9,782)
Financing Activities
Issuance of long-term debt	35,000	150,000	5,000
Proceeds from sale of warrants	—	23,100	—
Payment for bond hedge options	—	(33,600
Principal payments on long-term debt	(5,063)	(775)	(2,839)
Deferred financing costs	(544)	(4,690)	—
Purchases of treasury stock	(579)	(164)	—
Changes in restricted cash	472	702	(5,226)
Excess of tax benefit of stock option exercises	1,642	785	—
Proceeds from exercise of options and Employee Stock Purchase Plan	2,313	1,527	531
Net cash provided by (used in) financing activities	33,241	136,885	(2,534)
Effect of exchange rate changes on cash flows	(820)	(1,180)	288
(Decrease) increase in cash and cash equivalents	(128,933)	152,635	3,309
Cash and cash equivalents at beginning of year	175,928	23,293	19,984
Cash and cash equivalents at end of year	$46,995	$175,928	$23,293

Supplemental disclosure of non-cash activities:
Actuarial loss on pension and other postretirement liability, net of tax	$2,234	$1,547	$531
Issuance of restricted stock	$8,660	$1,960	$436
Non-cash forgiveness of arbitration reserve	$1,024	$1,366	$1,365
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,536	$1,251	$463
Income taxes	$5,928	$3,398	$759

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013
(In thousands, except per share amounts)

1.	Summary of Significant Accounting Policies

Nature of Business:

Albany Molecular Research, Inc. (the “Company”) is a leading global contract research and manufacturing organization providing customers fully integrated drug discovery, development, and manufacturing services. We supply a broad range of services and technologies supporting the discovery and development of pharmaceutical products, the manufacturing of Active Pharmaceutical Ingredients (“API”) and the manufacturing of drug product for new and generic drugs, as well as research, development and manufacturing for the agrochemical and other industries. With locations in the United States, Europe, and Asia, we maintain geographic proximity to our customers and flexible cost models.

Basis of Presentation:

The consolidated financial statements include the accounts of Albany Molecular Research, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated during consolidation. When necessary, prior years’ consolidated financial statements have been reclassified to conform to the current year presentation. Assets and liabilities of non-U.S. operations are translated at period-end rates of exchange, and the statements of operations are translated at the average rates of exchange for the period. Gains or losses resulting from translating non-U.S. currency financial statements are recorded in the consolidated statements of comprehensive (loss) income and in accumulated other comprehensive loss in the accompanying consolidated balance sheets.

Use of Management Estimates:

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in the accompanying consolidated financial statements include assumptions regarding the valuation of inventory, intangible assets, and long-lived assets. Other significant estimates include assumptions utilized in determining actuarial obligations in conjunction with the Company’s pension and postretirement health plans, the amount and realizabilty of deferred tax assets, assumptions made in our accounting for acquisitions, assumptions utilized in determining stock-based compensation, as well as those utilized in determining the value of both the notes hedges and the notes conversion derivative and the assumptions related to the collectability of receivables. Actual results can vary from these estimates.

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

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013
(In thousands, except per share amounts)

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

Recurring Royalty and Milestone Revenues

Recurring Royalty Revenue. Recurring royalties include royalties under a license agreement with Sanofi based on the worldwide net sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere, as well as on sales of Sanofi’s authorized or licensed generics and sales by certain authorized sub-licensees. The Company records royalty revenue in the period in which the net sales of Allegra/Telfast occur, because it can reasonably estimate such royalties. Royalty payments from Sanofi are due within 45 days after each calendar quarter and are determined based on net sales of Allegra/Telfast and Teva Pharmaceuticals’ net sales of generic D-12 in that quarter. The Company receives additional royalties in conjunction with a Development and Supply Agreement with Actavis, Inc (“Actavis”). These royalties, which the Company began receiving in the third quarter of 2012, are earned on net sales of generic products sold by Actavis. The Company records royalty revenue in the period in which the net sales of this product occur. Royalty payments from Actavis are due within 60 days after each calendar quarter and are determined based on sales of the qualifying product in that quarter.

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

Proprietary Drug Development Arrangements

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

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013
(In thousands, except per share amounts)

Under the terms of the Agreements, the Company received upfront licensing fees and research funding to further develop the licensed compounds. In addition, the Company is eligible to receive development and regulatory milestones for each licensed compound, as well as royalties on sales of commercialized compounds if any.

In 2014, Genentech notified the Company that it was discontinuing its development of the licensed compounds. The viability of this program is currently under consideration by Genentech, which may or may not result in future payments to us.Under the terms of the BMS Agreement, the Company may receive milestone payments for each compound advanced by BMS upon achievement of certain clinical and regulatory milestones as follows:

•	Up to $13,500 in clinical development milestones; and

•	Up to $30,000 in regulatory milestones, due upon acceptance and/or approval of new drug application filings with regulatory agencies in various jurisdictions.

In 2013, BMS announced the cessation of its commercialization activities regarding the assets under the license. We are engaged in ongoing discussions with BMS as to the disposition of these assets, which may or may not result in future payments to AMRI. From the entry into this agreement through December 31, 2014, we have recorded $15.5 million from achieving certain milestones with BMS.

For the year ended December 31, 2012, the Company recognized clinical development milestones of $800 under the BMS Agreement, and no additional amounts for each such period under the Genentech Agreement.

Generic Parenteral Drug Product Arrangements

In 2014, the Company entered into development and supply agreements with Genovi Pharmaceuticals Limited (“Genovi”), (“the Genovi Agreements”) to manufacture select generic parenteral drug products for registration and subsequent commercialization in the U.S., Europe, and select emerging markets.

Under the terms of the Genovi Agreements, the Company may receive up to $3,236 in milestone payments for each drug product candidate upon achievement of certain development milestones, including technology transfer activities, analytical development, and manufacture of regulatory submission batches.

Following U.S. Food and Drug Administration approval, AMRI will supply the products to Genovi pursuant to the Genovi Agreements, and for some products, receive payments based on Genovi's sales of the products.

The Company has determined the milestones contained in these Agreements to be substantive milestones in accordance with ASC 605-28-25. In evaluating the milestones included in the Agreements, the Company considered the following:

•	The Company considered each individual milestone to be commensurate with the enhanced value of the underlying licensed intellectual property or drug product candidate as they are advanced from the development stage to a commercialized product, and considered them to be reasonable when evaluated in relation to the total agreement consideration, including other milestones.

•	The milestones are deemed to relate solely to past performance, as each milestone is payable to the Company only after the achievement of the related event defined in the agreement, and is not refundable if additional future success events do not occur.

For the year ended December 31, 2014, we recognized $1,269 in milestone payments as contract revenue under the Genovi Agreements.

Cash, Cash Equivalents and Restricted Cash:

Cash equivalents consist of money market accounts and overnight deposits. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

In April 2014, the Company utilized the balance of restricted cash to pay off the balance of the term loan, thereby eliminating the term loan liability. In June 2014 the Company terminated the credit agreement while still maintaining the letters of credit, thus requiring the Company to re-establish a certain restricted cash balance to collateralize these letters of credit.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013
(In thousands, except per share amounts)

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

Allowances for doubtful accounts were $1,274 and $815 as of December 31, 2014 and 2013, respectively.

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

The carrying value of the equity investment at December 31, 2014 and 2013 was $956 and is included within “other assets” on the accompanying consolidated balance sheets.

Business Combinations:

We include the results of operations of the businesses that we acquire as of the respective dates of acquisition.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013
(In thousands, except per share amounts)

We allocate the fair value of the purchase price of our acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill.

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

Patents, Patent Application Costs, Trademarks, and Customer Relationships:

Customer relationships and trademarks are being amortized on a straight-line basis over their estimated useful lives ranging from five to twenty years.

The costs of patents issued and acquired are being amortized on the straight-line basis over the estimated remaining lives of the issued patents. Patent application and processing costs are capitalized and amortized over the estimated life once a patent is acquired or expensed in the period the patent application is denied or the related appeal process has been exhausted. An impairment charge is recognized to the extent that the carrying amount of the intangible asset group exceeds its fair value and will reduce only the carrying amounts of the intangible assets.

Pension and Postretirement Benefits:

The Company maintains pension and postretirement benefit costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions, including actuarial mortality assumptions, discount rates and expected return on plan assets, which are updated on an annual basis. The Company considers current market conditions, including changes in interest rates, in making these assumptions. Changes in the related pension and postretirement benefit costs may occur in the future due to changes in the assumptions.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013
(In thousands, except per share amounts)

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

Derivative Instruments and Hedging Activities:

The Company accounts for derivative instruments on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in a derivative’s fair value shall be recognized currently in earnings unless specific hedge accounting criteria are met.

Stock-Based Compensation:

The Company records compensation expense associated with stock options and other equity based compensation by establishing fair value as the measurement objective in accounting for share-based payment transactions with employees and recognizing expense on a straight-line basis over the applicable vesting period.

Earnings Per Share:

The Company computes net (loss) earnings per share by dividing net (loss) earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share would reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company (such as stock options).

The following table provides basic and diluted earnings per share calculations:

	Year Ended December 31, 2014			Year Ended December 31, 2013			Year Ended December 31, 2012
	Net Loss	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount	Net Loss	Weighted Average Shares	Per Share Amount
Basic (loss) earnings per share	$(3,278)	31,526	$(0.10)	$11,768	30,912	$0.38	$(4,261)	30,318	$(0.14)
Dilutive effect of share-based equity	—	—	—	—	936	(0.01)	—	—	—
Diluted (loss) earnings per share	$(3,278)	31,526	$(0.10)	$11,768	31,848	$0.37	$(4,261)	30,318	$(0.14)

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013
(In thousands, except per share amounts)

The Company has excluded all outstanding stock options and non-vested restricted shares from the calculation of diluted earnings per share for the years ended December 31, 2014 and 2012 because the net loss causes these outstanding stock options and non-vested restricted shares to be anti-dilutive. The Company has excluded certain outstanding stock options and non-vested restricted shares from the calculation of diluted earnings per share for the year ended December 31, 2013 because of anti-dilutive effects.

The weighted average number of anti-dilutive common equivalents outstanding was 12,502, 1,363 and 2,392 for the years ended December 31, 2014, 2013 and 2012, respectively, and were excluded from the calculation of diluted earnings (loss) per share.

Restructuring Charges:

The Company accounts for its restructuring costs as required by FASB ASC Subtopic 420-10, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred, except for one-time termination benefits that meet certain requirements.

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

Recent Accounting Pronouncements:

In November 2014, the FASB issued ASU No. 2014-17 “Business Combinations (Topic 805): Pushdown Accounting.” Pushdown accounting refers to pushing down the acquirer’s accounting and reporting basis (which is recognized in conjunction with its accounting for a business combination) to the acquiree’s standalone financial statements. Under the new guidance, pushdown accounting is optional for any transaction in which another party obtains control of the reporting company. An acquired entity can make the election to apply the guidance to future change in control events or to its most recent change-in-control event if the financial statements have not been issued. This ASU was effective upon issuance, which was November 18, 2014. The adoption of this ASU did not have any impact on the Company’s financial condition or results of operation.

In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period, be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013
(In thousands, except per share amounts)

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers: (Topic 606)." This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, "Revenue Recognition," and most industry-specific guidance. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, "Property, Plant, and Equipment," and intangible assets within the scope of Topic 350, "Intangibles-Goodwill and Other") are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In April 2014, FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” that amends the requirements for reporting discontinued operations. ASU 2014-08 requires the disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that will have a major effect on the entity’s operations and financial results. This ASU also requires additional disclosures about discontinued operations and disclosures about the disposal of a significant component of an entity that does not qualify as a discontinued operation. This ASU is effective prospectively for reporting periods beginning after December 15, 2014, with early adoption permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

2. Business Acquisitions

2014 Acquisitions

On July 1, 2014, the Company completed the purchase of all of the outstanding equity interests of Oso Biopharmaceuticals Manufacturing, LLC (“OsoBio”), a contract manufacturer of highly complex injectable drug products located in Albuquerque, NM. The acquisition of OsoBio extends our industry leading expertise in developing and manufacturing highly complex injectable drug products and provides customers a single source to address all their sterile fill/finish needs – from discovery to phase 1 development complete to commercial supply. The aggregate purchase price was $109,194. OsoBio has been assigned to the Drug Product segment.

The following table summarizes the allocation of the purchase price to the fair value of the net assets acquired:

July 1, 2014
Assets Acquired
Cash	$2,223
Accounts receivable	6,270
Inventory	6,459
Prepaid expenses and other current assets	1,992
Property and equipment	35,476
Customer relationships	19,400
Trademarks	1,200
Goodwill	44,879
Total assets acquired	$117,899

Liabilities Assumed
Accounts payable and accrued expenses	$7,129
Deferred revenue	943
Other long-term liabilities	633
Total liabilities assumed	8,705
Net assets acquired	$109,194

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013
(In thousands, except per share amounts)

The goodwill of $44,879 is primarily attributed to the synergies expected to arise after the acquisition and is deductible for tax purposes.

On April 4, 2014, the Company completed the purchase of all of the outstanding shares of Cedarburg Pharmaceuticals, Inc. (“Cedarburg”), a contract developer and manufacturer of technically complex active pharmaceutical ingredients for both generic and branded customers, located in Grafton, WI. The transaction is consistent with the Company’s strategy to be the preeminent supplier of custom and complex drug development services and product to both the branded and generic pharmaceutical industry. The aggregate purchase price was $39,028. Cedarburg has been assigned to the Active Pharmaceutical Ingredients (“API”) segment.

The following table summarizes the allocation of the purchase price to the fair value of the net assets acquired:

April 4, 2014
Assets Acquired
Cash	$247
Accounts receivable	837
Inventory	3,463
Prepaid expenses and other current assets	549
Property and equipment	8,351
Customer relationships	12,100
Trademarks	400
Goodwill	16,899
Total assets acquired	$42,846

Liabilities Assumed
Accounts payable and accrued expenses	$1,697
Deferred revenue	489
Capital lease obligations	566
Restructuring liabilities	1,038
Deferred tax liabilities	28
Total liabilities assumed	3,818
Net assets acquired	$39,028

The goodwill of $16,899 is primarily attributed to the synergies expected to arise after the acquisition and is not deductible for tax purposes.

Revenue and net loss from OsoBio for the period July 1, 2014 to December 31, 2014 was $16,721 and $7,328, respectively. Revenue and net loss from Cedarburg for the period April 4, 2014 to December 31, 2014 was $9,945 and $849, respectively.

The following table shows the unaudited combined condensed pro forma statements of operations for the years ended December 31, 2014 and 2013, respectively, as if the OsoBio and Cedarburg acquisitions had occurred on January 1, 2013. This pro forma information does not purport to represent what the Company’s actual results would have been if the acquisitions had occurred as of the date indicated or what such results would be for any future periods.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013
(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013
	(Unaudited)
Total revenues	$302,584	$310,579
Net (loss) income	(4,830)	9,877
(Loss) Earnings per share:
Basic	$(0.15)	$0.32
Diluted	$(0.15)	$0.31

For the year ended December 31, 2014 pre-tax net loss was adjusted by reducing expenses by $3,911 for acquisition related costs. For the year ended December 31, 2013 pre-tax net income was adjusted by increasing expenses by $1,629 for acquisition related costs.

For the year ended December 31, 2014 pre-tax net loss was adjusted by increasing expenses by $1,257 for purchase accounting related depreciation and amortization. For the year ended December 31, 2013 pre-tax net income was adjusted by increasing expenses by $3,199 for purchase accounting related depreciation and amortization.

For the year ended December 31, 2014 pre-tax net loss was adjusted by decreasing interest expense by $43 to reflect certain debt paid off at the closing. For the year ended December 31, 2013 pre-tax net income was adjusted by decreasing interest expense by $108, to reflect certain debt paid off at the closing as well as interest expense associated with OsoBio Holdings, LLC and subsidiaries that was not related to the OsoBio Manufacturing business acquired by the Company.

The Company funded the acquisitions of Cedarburg and OsoBio utilizing the proceeds from a private offering of $150,000 aggregate principal amount of 2.25% Cash Convertible Senior Notes (the “Notes”) that was completed in December 2013. The Company did not have sufficient cash on hand to complete these acquisitions as of January 1, 2013. For the purposes of presenting the pro forma combined condensed statement of operations for the year ended December 31, 2013, the Company has included the assumption of bridge financing as of January 1, 2013 to fund the acquisition of Cedarburg and OsoBio as of that date. The pro forma combined condensed statement of operations for the year ended December 31, 2013 reflects the recognition of interest expense on the assumed bridge financing for the period January 1, 2013 to December 4, 2013 using the rate of interest that the Company paid on its term loan facility, at which point it is further assumed that a portion of the Notes financing would have been utilized to satisfy the bridge financing. For the year ended December 31, 2013, pre-tax net income was adjusted by $10,074 of pro forma interest expense on the bridge financing.

2015 Acquisitions

On February 13, 2015 the Company completed the purchase of assets and assumed certain liabilities of Aptuit's SSCI/West Lafayette, Ind. business (“SSCI”) for total consideration of $36,000. SSCI brings extensive material science knowledge and technology and expands our capabilities in analytical testing to include peptides, proteins and oligonucleotides. SSCI has been assigned to the Discovery, Drug Development and Small-Scale Manufacturing (“DDS”) segment.

On January 9, 2015 the Company completed the purchase of all of the outstanding equity interests of Aptuit's Glasgow UK business (“Glasgow”) for total consideration of $24,000. The Glasgow facility will extend the company’s capabilities platform to include sterile injectable drug product formulation and clinical stage manufacturing. Glasgow has been assigned to the Drug Product segment.

Allocation of the respective purchase price to the fair value of net assets associated with the SSCI and Glasgow acquisitions will be performed upon completion of acquisition accounting valuation activities which are currently in progress.

3.	Restructuring

In the third quarter of 2014, the Company recorded restructuring charges related to optimizing both the Singapore and Hyderabad facilities. In the second quarter of 2014, the Company announced a restructuring plan transitioning activities at its Syracuse, N.Y. site to the Company’s other sites and ceased operations in Syracuse at the end of June 2014. The actions taken are consistent with the Company’s ongoing efforts to consolidate its facility resources to more effectively utilize its discovery and development resource pool and to further reduce its facility cost structure.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013
(In thousands, except per share amounts)

In connection with these activities, the Company recorded restructuring charges in its DDS operating segment of $3,357 during 2014. These amounts primarily consisted of $1,020 for termination benefits, $1,441 for lease termination settlements, and $896 of additional operating costs related to the Syracuse site.

In conjunction with the Cedarburg acquisition in April 2014, the Company assumed a restructuring liability of $1,134 related to Cedarburg’s Denver, Colorado facility consisting of lease termination and related costs. Cedarburg commenced this restructuring activity during the fourth quarter of 2013.

During 2012, the Company announced its decisions to cease operations at its Budapest, Hungary and Bothell, Washington facilities. The goal of these restructuring activities was to advance the Company’s continued strategy of increasing global competitiveness and remaining diligent in managing costs by improving efficiency and customer service and by realigning resources to meet shifting customer demand and market preferences, while optimizing our location footprint. In connection with these activities, the Company recorded restructuring charges in its DDS operating segment of $481, $6,538 and 4,355 during 2014, 2013 and 2012, respectively.  These amounts primarily consist of $1,805 for termination benefits, $579 for repayment of government incentive programs and other expenses and $8,990 for lease termination settlements, fees and other administrative costs.

The Company exited the Hungary facility in 2012. During 2013, the Company reached agreement with the landlord of that facility requiring AMRI Hungary to pay approximately $1,890 to settle the litigation in Hungary that resulted from the termination of the lease following the cessation of operations in Budapest, Hungary. Of this amount, $1,100 was recorded in 2012 as the Company’s initial estimate of its liability under this lease. The remaining $822 is included in the restructuring charge taken during 2013. This settlement amount was paid in the second half of 2013. During December 2014, the Hungary legal entity was dissolved.

The following table displays the restructuring activity and liability balances for the year ended and as of December 31, 2014:

	Balance at January 1, 2014	Charges/ (reversals)	Amounts Paid	Foreign Currency Translation & Other Adjustments (1)	Balance at December 31, 2014
Termination benefits and personnel realignment	$323	$1,722	$(1,816)	(3)	$226
Lease termination and relocation charges	3,582	1,455	(2,846)	1,089	3,280
Other	471	405	(877)	1	-
Total	$4,376	3,582	$(5,539)	$1,087	$3,506

(1)	Included in lease termination and relocation charges are adjustments for restructuring accruals assumed in conjunction with the Cedarburg acquisition in the second quarter of 2014 of $1,134.

The following table displays the restructuring activity and liability balances for the year ended and as of December 31, 2013:

	Balance at January 1, 2013	Charges/ (reversals)	Amounts Paid	Foreign Currency Translation Adjustments (2)	Balance at December 31, 2013
Termination benefits and personnel realignment	$386	$1,047	$(1,114)	4	$323
Lease termination and relocation charges	1,405	5,997	(4,950)	1,130	3,582
Other	470	139	(139)	1	471
Total	$2,261	7,183	$(6,203)	$1,135	$4,376

(2)	Included in lease termination and relocation charges adjustments are reclassifications of unamortized deferred rent balances from accrued expenses into the restructuring reserve of $1,148.

Termination benefits and personnel realignment costs relate to severance packages, outplacement services, and career counseling for employees affected by the restructuring. Lease termination charges relate to estimated costs associated with exiting a facility, net of estimated sublease income.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013
(In thousands, except per share amounts)

Restructuring charges are included under the caption “Restructuring charges” in the consolidated statements of operations for the years ended December 31, 2014,2013, and 2012 and the restructuring liabilities are included in “Accounts payable and accrued expenses” and “other long-term liabilities” on the consolidated balance sheets at December 31, 2014 and 2013.

In conjunction with the Company’s actions to optimize its location footprint, the Company also recorded property and equipment impairment charges of $5,392, $1,857 and $8,334 during the years ended December 31, 2014, 2013, and 2012, respectively, in the DDS segment. Included in the 2014 charges was $1,666 related to the Singapore facility, and $3,718 related to the impairment of the Syracuse facility as well as certain equipment located at that facility. Included in the 2013 charges was $1,323 of impairment charges related to the disposition of certain movable equipment located at the former Hungary facility. These charges are included under the caption “Property and equipment impairment” on the consolidated statement of operations for the years ended December 31, 2014, 2013 and 2012, respectively.

4.	Inventory

Inventory consisted of the following at December 31, 2014 and 2013:

	December 31,
	2014	2013
Raw materials	$24,298	$8,384
Work in process	4,563	3,314
Finished goods	21,019	20,293
Total inventories	$49,880	$31,991

5.	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2014	2013
Laboratory equipment and fixtures	$163,106	$147,747
Office equipment	42,064	33,604
Leasehold improvements	39,066	38,856
Buildings	82,201	61,802
Land	7,772	2,679
	334,209	284,688
Less accumulated depreciation and amortization	(187,035)	(166,988)
	147,174	117,700
Construction-in-progress	18,301	10,075
	$165,475	$127,775

Depreciation and amortization expense of property and equipment was approximately $16,804, $15,151 and $16,253 for the years ended December 31, 2014, 2013 and 2012, respectively.

As discussed in Note 3, the Company recorded long-lived asset impairment charges of $5,392, $1,857 and $8,334 for the years ended December 31, 2014, 2013 and 2012, respectively.

6.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2014 were as follows:

	DDS	API	Drug Product	Total
Balance as of December 31, 2013	$-	$-	$-	$-
Goodwill acquired	-	16,899	44,879	61,778
Balance as of December 31, 2014	$-	$16,899	$44,879	$61,778

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013
(In thousands, except per share amounts)

The components of intangible assets are as follows:

	Cost	Impairment	Accumulated Amortization	Net	Amortization Period
December 31, 2014
Patents and Licensing Rights	$4,716	$(2,443)	$(1,781)	$492	2-16 years
Customer Relationships	32,315	-	(1,679)	30,636	5-20 years
Trademarks	1,600	-	(180)	1,420	5 years
Total	$38,631	$(2,443)	$(3,640)	$32,548

	Cost	Impairment	Accumulated Amortization	Net	Amortization Period
December 31, 2013
Patents and Licensing Rights	$4,318	$-	$(1,514)	$2,804	2-16 years
Customer Relationships	815	-	(577)	238	5 years
Total	$5,133	$-	$(2,091)	$3,042

Amortization expense related to intangible assets for the years ended December 31, 2014, 2013 and 2012 was $1,549, $429 and $466, respectively. The weighted average amortization period is 18.5 years.

As a result of a semi-annual review of the Company’s proprietary drug development programs, it was concluded that the Company will no longer actively pursue partnering opportunities for all programs that are not currently partnered and will not continue to fund additional patent filing or required maintenance costs for these programs. Based on the aforementioned conclusions, the Company recorded intangible asset impairment charges in the DDS segment of $2,443 for the year ended December 31, 2014, which is included under the caption “Intangible asset impairment” in the consolidated statements of operations.

The following chart represents estimated future annual amortization expense related to intangible assets:

Year ending December 31,
2015	$2,034
2016	1,959
2017	1,959
2018	1,955
2019	1,774
Thereafter	22,867
Total	$32,548

7.	Debt

The following table summarizes long-term debt:

	December 31, 2014	December 31, 2013
Convertible senior notes, net of unamortized debt discount	$122,696	$116,931
Revolving credit facility	35,000	-
Term loan	-	4,524
Industrial development authority bond	2,390	2,695
Capital leases - equipment	336	-
Other debt	5	9
	160,427	124,159
Less current portion	(447)	(1,024)
Total long-term debt	$159,980	$123,135

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013
(In thousands, except per share amounts)

The aggregate maturities of long-term debt, exclusive of unamortized debt discount of $27,304 at December 31, 2014 are as follows:

2015	$447
2016	448
2017	35,397
2018	150,348
2019	350
Thereafter	740
Total	$187,730

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

The cash conversion feature of the Notes (“Notes Conversion Derivative”) requires bifurcation from the Notes in accordance with FASB ASC Topic 815, “Derivatives and Hedging”, and is accounted for as a derivative liability. The fair value of the Notes Conversion Derivative at the time of issuance of the Notes was $33,600 and was recorded as original debt discount for purposes of accounting for the debt component of the Notes. This discount is amortized as interest expense using the effective interest method over the term of the Notes. For the years ended December 31, 2014 and 2013, the Company recorded amortization of debt discount of $5,765 and $531, respectively, as interest expense based upon an effective rate of 7.69%.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013
(In thousands, except per share amounts)

The components of the Notes were as follows:

	December 31,
	2014	2013
Principal amount	$150,000	$150,000
Unamortized debt discount	27,304	33,069
Net carrying amount of Notes	$122,696	$116,931

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

Neither the Notes Conversion Derivative nor the Notes Hedges qualify for hedge accounting, thus any changes in the fair market value of the derivatives is recognized immediately in the statements of operations. As of December 31, 2014, and 2013 the changes in fair market value of the Notes Conversion Derivative and the Notes Hedges were equal, therefore there was no change in fair market value that was recognized in the statements of operations.

The following table summarizes the fair value and the presentation in the consolidated balance sheet:

	Location on Balance Sheet	December 31,
		2014	2013
Notes Hedges	Other assets	$58,928	$22,654
Notes Conversion Derivative	Other liabilities	$(58,928)	$(22,654)

Term Loan and Revolving Credit Facility

In April 2012, the Company entered into a $20,000 credit facility consisting of a 4-year, $5,000 term loan and a $15,000 revolving line of credit. In April 2014, the Company utilized the balance of restricted cash to pay off the balance of the term loan, thereby eliminating the term loan liability. In June 2014, the Company terminated the credit agreement while still maintaining the letters of credit, thus requiring the Company to continue to maintain restricted cash to collateralize these letters of credit.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013
(In thousands, except per share amounts)

The balance required to be maintained as restricted cash must be at least 110% of the maximum potential amount of the outstanding letters of credit.  As of December 31, 2014, the Company had $3,497 of outstanding letters of credit secured by restricted cash.

On October 24, 2014, the Company entered into a $50,000 senior secured credit agreement (the “Credit Agreement”) consisting of a 3-year, $50,000 revolving credit facility, which includes a $15,000 sublimit for the issuance of standby letters of credit and a $5,000 sublimit for swing line loans. The Credit Agreement also included an accordion feature that, subject to securing additional commitments from existing lenders or new lending institutions, would have allowed the Company to increase the aggregate commitments under the Credit Agreement by up to $10,000. On December 23, 2014, the Credit Agreement was amended to increase the available commitment to $75,000, increasing and using the accordion feature in its entirety. The amount available to be borrowed under the Credit Agreement at December 31, 2014 was $39,040.

Borrowings made under the Credit Agreement bear interest at (a) the one-month, three-month or six-month LIBOR rate (the “LIBOR Rate”) or (b) a base rate determined by reference to the highest of (i) the Barclays Bank PLC prime rate, (ii) the United States federal funds rate plus 0.50% and (iii) a daily rate equal to the one-month LIBOR Rate plus 1.0% (the “Base Rate”), plus an applicable margin of 2.25% per annum for LIBOR Rate loans and 1.25% per annum for Base Rate loans. As of December 31, 2014 the interest rate on the Credit Agreement was 2.5%.

The Credit Agreement contains financial covenants, including maximum total leverage ratio and minimum consolidated current assets and extends for the remaining term of the agreement. As of December 31, 2014, the Company was in compliance with its current financial covenants.

IDA Bonds

The Company maintains variable interest rate industrial development authority (“IDA”) bonds due in increasing annual installments through 2021. Interest payments are due monthly with a current interest rate of 0.12% at December 31, 2014. The amount outstanding as of December 31, 2014 was $2,390.

8. Income Taxes

The components of (loss) income before taxes and income tax (benefit) expense are as follows:

	Year Ended December 31,
	2014	2013	2012
(Loss) income before taxes:
U.S.	$(5,598)	$19,490	$9,990
Foreign	130	213	(9,871)
	$(5,468)	$19,703	$119
Income tax (benefit) expense:
Current:
Federal	$(280)	$7,067	$672
State	—	—	—
Foreign	191	743	330
	(89)	7,810	1,002
Deferred:
Federal	(1,552)	227	3,399
State	(13)	—	—
Foreign	(536)	(102)	(21)
	(2,101)	125	3,378
	$(2,190)	$7,935	$4,380

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013
(In thousands, except per share amounts)

The differences between income tax (benefit) expense and income taxes computed using a federal statutory rate of 35% for the years ended December 31, 2014, 2013 and 2012, were as follows:

	Year Ended December 31,
	2014	2013	2012
US Federal income tax (benefit) expense at statutory rate	$(1,914)	$6,896	$42
Increase (reduction) in taxes resulting from:
State taxes, net of federal benefit and valued credits	(220)	—	—
Rate differential on foreign operations	(1,108)	(1,018)	1,666
Domestic production deduction	—	(602)	(79)
Change in valuation allowance	(508)	4,518	671
Research and development credits	—	(723)	10
Employee Stock Purchase Plan	105	85	56
Acquisition costs	195	—	—
Increase (reduction) in uncertain tax position reserves	(180)	77	36
Write-off of Hungary deferred tax asset	3,206	—	—
Other, net	(1,766)	(1,298)	1,978
	$(2,190)	$7,935	$4,380

The tax effects of temporary differences giving rise to significant portions of the deferred tax assets and liabilities are as follows:

	December 31,
	2014	2013
Deferred tax assets:
Nondeductible accrued expenses	$880	$458
Library amortization and impairment charges	1,695	1,808
Inventories	1,181	1,799
State tax credit carry-forwards	5,845	5,178
Investment write-downs and losses	867	867
Deferred income	255	1,090
Share-based compensation	1,821	1,377
Goodwill and intangibles	5,062	5,938
Arbitration reserve	115	473
Restructuring	3,332	2,619
Pension	3,618	2,432
Net operating loss carry-forwards	22,651	14,954
Federal tax credit carry-forward	-	366
Other, net	-	933
	47,322	40,292
Less valuation allowance	(20,895)	(21,403)
Deferred tax assets, net	26,427	18,889
Deferred tax liabilities:
Property and equipment depreciation differences	(12,282)	(13,638)
Prepaid real estate taxes	(239)	(249)
Goodwill and intangibles	(5,976)	-
Other, net	(703)	-
Net deferred tax asset	$7,227	$5,002

The Company has tax-effected foreign net operating loss carry-forwards (“NOLs”) of $5,562, which begin to expire in various years beginning in 2016, and tax-effected foreign NOLs of $2,940, which do not expire.  The Company has tax-effected U.S. Federal NOL’s of $8,318 that begin to expire in 2025 and tax-effected state NOLs of $5,832 that begin to expire in 2020.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013
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

	December 31, 2014	December 31, 2013
U.S.	$12,048	$10,029
Foreign	8,847	11,374
Total valuation allowance	$20,895	$21,403

The Company has determined that the remaining net deferred tax assets are more likely than not to be realized, and therefore no additional valuation allowance is required. This determination was based on the evaluation of the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences and forecasted operating earnings with focus on the Company’s U.S. operations. The change in the U.S. valuation allowance during 2014 is related to increases in tax attributes in taxing jurisdictions where the Company does not project sufficient taxable income to utilize these attributes. The decrease in the Foreign valuation allowance is primarily related to the write-off of tax attributes of the Hungary subsidiary liquidated in 2014. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the carry forward period are reduced.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2014	2013
Balance at January 1	$675	$598
Increases related to prior year tax positions	146	77
Decreases related to prior year tax positions	(326)	—
Balance at December 31	$495	$675

The Company classifies interest expense and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2014 the Company has not accrued any penalties related to its uncertain tax positions as it believes that it is more likely than not that there will not be any assessment of penalties. Also as of December 31, 2013, the Company has not accrued any interest related to its uncertain tax positions as the amount is immaterial.

The Company files federal income tax returns, as well as multiple state and foreign jurisdiction tax returns. The Company currently has a tax holiday in Singapore through March of 2015, resulting in a zero tax rate on current income in Singapore. The Company’s federal income tax returns have been examined by the Internal Revenue Service through the year ended December 31, 2010.  All significant state matters have been concluded for years through 2010 and foreign matters have been concluded for years through 2005. Management of the Company believes that the Company’s exposure associated with future tax examinations is not material.

The Company has not provided for U.S. income taxes on undistributed earnings of its foreign subsidiaries totaling approximately $23,716 because management considers such earnings to be reinvested indefinitely outside of the U.S. If the earnings are distributed in the future, the Company may be subject to both foreign withholding taxes and U.S. income taxes that may not be fully offset by foreign tax credits, however calculations of the potential tax liability is not necessary or practicable as of December 31, 2014.

9.	Share-based Compensation

During the years ended December 31, 2014, 2013 and 2012, the Company recognized total share-based compensation cost of $4,122, $2,620 and $1,896, respectively, and received cash from stock option exercises and employee stock purchase plan purchases in the amount of $2,313, $1,527 and $531, respectively.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013
(In thousands, except per share amounts)

The following are the shares of common stock reserved for issuance at December 31, 2014:

Number of Shares
Stock Option Plans	1,824
Employee Stock Purchase Plan	399
Shares reserved for issuance	2,223

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

The 15% discount and the look-back feature are considered compensatory items for which expense must be recognized. The Company values Purchase Plan shares as a combination position consisting of 15% of a share of non-vested stock and 85% of a six-month stock option. The value of the non-vested stock is estimated based on the fair market value of the Company’s common stock at the beginning of the offering period. The value of the stock option is calculated using the Black-Scholes valuation model using historical expected volatility percentages, a risk free interest rate equal to the six-month U.S. Treasury rate at the beginning of the offering period, and an expected life of six months. The resulting per-share value is multiplied by the shares estimated to be purchased during the offering period based on historical experience to arrive at a total estimated compensation cost for the offering period. The estimated compensation cost is recognized on a straight-line basis over the offering period.

During the years ended December 31, 2014, 2013 and 2012, 75, 163 and 182 shares, respectively, were issued under the Purchase Plan.

Stock Option Plan

The Company has adopted the 2008 Stock Option Incentive Plan, as amended (the “2008 Option Plan”, through which incentive stock options or non-qualified stock options, as well as other equity instruments such as restricted shares, may be issued. In addition, certain stock options are outstanding which were issued under stock option plans that have subsequently expired. Incentive stock options granted to employees may not be granted at prices less than 100% of the fair market value of the Company’s common stock at the date of option grant. Non-qualified stock options may be granted to employees, directors, advisors, consultants and other key persons of the Company at prices established at the date of grant, and may be less than the fair market value at the date of grant. All stock options may be exercised at any time, after vesting, over a ten-year period subsequent to the date of grant. The Company has a variety of vesting schedules for the stock options that have been granted to employees and non-employee directors. The Company has elected to record the compensation expense associated with these options on a straight-line basis over the vesting term. Non-qualified stock option vesting terms are established at the date of grant, but have a duration of not more than ten years.

The per share weighted-average fair value of stock options granted is determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2014	2013	2012
Expected life in years	5	5	5
Interest rate	1.52%	0.90%	0.83%
Volatility	53%	55%	57%
Dividend yield	—	—	—

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013
(In thousands, except per share amounts)

Following is a summary of the status of stock option programs during 2014, 2013 and 2012:

			Weighted Average
		Weighted	Remaining	Aggregate
	Number of	Exercise	Contractual Term	Intrinsic
	Shares	Price	(Years)	Value

Outstanding, January 1, 2012	2,762	$7.58
Granted	430	3.00
Exercised	—	—
Forfeited	(678)	7.34
Expired	(125)	24.92
Outstanding, December 31, 2012	2,389	$5.90
Granted	354	6.78
Exercised	(310)	3.01
Forfeited	(211)	6.52
Expired	(176)	15.24
Outstanding, December 31, 2013	2,046	$5.62
Granted	327	10.37
Exercised	(380)	4.34
Forfeited	(98)	6.67
Expired	(91)	11.73
Outstanding, December 31, 2014	1,804	$6.18	7.0	$18,217
Options exercisable, December 31, 2014	1,086	$5.18	6.2	$12,048

The weighted average fair value per share of stock options granted during the years ended December 31, 2014, 2013 and 2012 was $4.85, $3.22 and $1.46, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 was $4,262, $2,125 and $0, respectively. The actual tax benefit realized for the tax deductions from stock option exercises was $1,642 and $785 during the years ended December 31, 2014 and 2013.

As of December 31, 2014, there was $1,762 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of shares vested during the years ended December 31, 2014, 2013 and 2012 was approximately $871, $783 and $769, respectively. Of the 1,804 stock options outstanding, we currently expect 1,772 options to vest.

Restricted Stock

The Company also issues restricted shares of common stock of the Company under the 2008 Option Plan. The shares are issued as restricted stock and are held in the custody of the Company until all vesting restrictions are satisfied. If the vesting terms under which the award was granted are not satisfied, the shares are forfeited. Restricted stock is valued based on the fair value of the shares on the grant date, and is amortized to expense on a straight-line basis over the applicable vesting period. The Company reduces the straight-line compensation expense by an estimated forfeiture rate to account for the estimated impact of shares of restricted stock that are expected to be forfeited before becoming fully vested. This estimate is based on the Company’s historical forfeiture experience.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013
(In thousands, except per share amounts)

Following is a summary of the restricted stock activity during 2014, 2013 and 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2012	561	$7.14
Granted	140	3.12
Vested	(177)	7.68
Forfeited	(56)	6.16
Outstanding, December 31, 2012	468	$5.85
Granted	266	7.37
Vested	(175)	6.95
Forfeited	(50)	5.64
Outstanding, December 31, 2013	509	$6.28
Granted	691	13.02
Vested	(205)	5.74
Forfeited	(72)	8.63
Outstanding, December 31, 2014	923	$11.26

During the years ended December 31, 2014 and 2013, a total of 72 and 50 shares, respectively, with an unrecognized compensation expense of $622 and $279, respectively, were forfeited. The amount amortized to expense during years ended December 31, 2014, 2013 and 2012, net of the impact of forfeitures, was approximately $2,558, $1,070 and $932, respectively. As of December 31, 2014, there was $7,794 of total unrecognized compensation cost related to non-vested restricted shares. That cost is expected to be recognized over a weighted-average period of 2.6 years. Of the 923 restricted shares outstanding, we currently expect 913 shares to vest.

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

In connection with the renewal of the Shareholder Rights Plan on July 27, 2012, the Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of Common Stock to stockholders of record as of the close of business on July 30, 2012. The Rights currently are not exercisable and are attached to and trade with the outstanding shares of Common Stock. Under the Shareholder Rights Plan, the Rights become exercisable if a person becomes an “acquiring person” by acquiring 15% or more of the outstanding shares of Common Stock or if a person commences a tender offer that would result in that person owning 15% or more of the Common Stock. A stockholder owning 15% or more of the common stock of the Company as of July 27, 2012, is “grandfathered” under the Shareholder Rights Plan and will become an “acquiring person” upon acquiring an additional 1/2% of the Common Stock. If a person becomes an “acquiring person,” each holder of a Right (other than the acquiring person) would be entitled to purchase, at the then-current exercise price, such number of shares of the Company’s preferred stock which are equivalent to shares of Common Stock having twice the exercise price of the Right. If the Company is acquired in a merger or other business combination transaction after any such event, each holder of a Right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company’s common stock having a value of twice the exercise price of the Right.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013
(In thousands, except per share amounts)

10.	Employee Benefit Plans

Defined Contribution Plans

The Company maintains a savings and profit sharing plan under section 401(k) of the Internal Revenue Code covering all eligible U.S. non-union employees. Employees must complete one calendar month of service and be over 20.5 years of age as of the plan’s entry dates. Participants may contribute up to 100% of their compensation, subject to IRS limitations. The Company currently makes matching contributions equal to 100% of the participant’s contributions to the Plan for each payroll period up to the first 4% of Plan Compensation. The Company then matches 50% on the next 2% of Plan Compensation, to a maximum company match of 5%. In addition, the Company has reserved the right to make discretionary profit sharing contributions to employee accounts. The Company has made no discretionary profit sharing contributions. Employer matching contributions are fully (100%) vested after completion of two years of service. Employer matching contributions were approximately $1,821, $1,784 and $1,688 for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company also sponsors a savings and profit sharing plan under section 401(k) of the Internal Revenue Code covering U.S. based union employees. Employees must complete one calendar month of service and there is no age requirement as of the plan’s entry dates. Participants may contribute up to 100% of their regular wages, subject to IRS limitations, and the Company matches 50% of each dollar contributed by the employee up to 10% of their wages. In addition, the Company has reserved the right to make discretionary profit sharing contributions to employee accounts. The Company has made no discretionary profit sharing contributions. Employer matching contributions vest at a rate of 20% per year beginning after two years of participation in the plan, however the employer match under this plan does not begin until the employee completes one year of service. Employer matching contributions were $131, $129 and $129 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The Company recognizes the overfunded or underfunded status of its postretirement plans in its consolidated balance sheet and recognizes changes in that funded status in the year in which the changes occur. Additionally, the Company is required to measure the funded status of a plan as of the end of its fiscal year.

The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of the plans’ assets during the years ended December 31, 2014 and 2013, and a reconciliation of the funded status to the net amount recognized in the consolidated balance sheets as of December 31 (the plans’ measurement dates) of both years:

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013
(In thousands, except per share amounts)

	Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at January 1	$24,581	$26,907	$1,347	$1,133
Service cost	—	—	—	63
Interest cost	1,018	916	—	48
Actuarial loss (gain)	4,279	(1,676)	—	103)
Benefits paid	(1,583)	(1,566)	(13)	—
Settlement of obligation	—	—	(1,285)	—
Benefit obligation at December 31	28,295	24,581	49	1,347
Change in plan assets:
Fair value of plan assets at January 1	19,058	18,935	—	—
Actual return on plan assets	1,486	1,275	—	—
Employer contributions	579	414	—	—
Benefits paid	(1,583)	(1,566)	—	—
Fair value of plan assets at December 31	19,540	19,058	—	—
Funded status	$(8,756)	$(5,523)	$(49)	$(1,347)

The Company included $(2,234) and $1,547 in other comprehensive income for the years ended December 31, 2014 and 2013, respectively, which represent the respective fluctuations in the unrecognized actuarial gains and losses, net of related tax impacts.

At December 31, 2014 and 2013, the accumulated benefit obligation (the actuarial present value of benefits, vested and non-vested, earned by employees based on current and past compensation levels) for the Company’s pension plan totaled $28,295 and $24,581, respectively.

The following table provides the components of net periodic benefit cost (income) for the years ended December 31:

	Pension Benefits			Postretirement Benefits
	2014	2013	2012	2013	2012
Service cost	$—	$—	$—	$63	$61
Interest cost	1,018	917	1,008	48	48
Expected return on plan assets	(1,254)	(1,292)	(1,263)	—	—
Amortization of net loss	613	822	766	1	—
Net periodic benefit cost	$377	$447	$511	$112	$109
Recognized in AOCI (pre-tax):
Prior service cost	$—	$—	$—	$2	$2
Net actuarial loss (gain)	10,337	6,902	9,384	44	(58)
Total recognized in AOCI (pre-tax)	$10,337	$6,902	$9,384	$46	$(56)
Total recognized in consolidated statement of operations and AOCI	$10,714	$7,349	$9,895	$158	$53

The following assumptions were used to determine the periodic pension cost for the defined benefit pension plans for the year ended December 31:

	2014	2013	2012
Discount rate	3.50%	4.25%	3.50%
Expected return on plan assets	7.30%	7.70%	8.00%
Rate of compensation increase	N/A	N/A	N/A

The discount rates utilized for determining the Company’s pension obligation and net periodic benefit cost were selected using high-quality long-term corporate bond indices as of the plan’s measurement date. The rate selected as a result of this process was substantiated by comparing it to the composite discount rate that produced a liability equal to the plan’s expected benefit payment stream discounted using the Citigroup Pension Discount Curve (“CPDC”). The CPDC was designed to provide a means for plan sponsors to value the liabilities of their postretirement benefit plans. The CPDC is a yield curve of hypothetical double-A zero coupon bonds with maturities up to 30 years. This curve includes adjustments to eliminate the call features of corporate bonds. As a result of this modeling process, the discount rate was 3.5% at December 31, 2014 and 4.25% at December 31, 2013.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013
(In thousands, except per share amounts)

The following assumptions were used to determine the periodic postretirement benefit cost for the postretirement welfare plan for the year ended December 31:

	2013	2012
Health care cost trend rate assumed for next year	7.25%	7.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2022	2021

The Company’s pension plan weighted-average asset allocations at December 31 by asset category are as follows:

	2014		2013
	Market Value	%	Market Value	%
Mutual Funds:
Equity securities	$8,644	44%	$8,539	45%
Debt securities	8,969	46	8,406	44
Real estate	1,083	6	949	5
Commodities	635	3	734	4
Other	209	1	430	2
Total	$19,540	100%	$19,058	100%

Based on the three-tiered fair value hierarchy, all pension plan assets’ fair values can be determined by their quoted market price and therefore have been determined to be Level I as of December 31, 2014.

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

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013
(In thousands, except per share amounts)

The 2014 target allocation was as follows:

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

The expected future benefit payments are as follows for the years ending December 31:

Pension Benefits
2015	$1,685
2016	1,665
2017	1,664
2018	1,709
2019	1,687
2020 - 2024	8,214

Based on current actuarial assumptions, the Company expects to contribute $638 to its pension plan in 2015.

11.	Lease Commitments

The Company leases both facilities and equipment used in its operations and classifies those leases as operating leases. The Company has long-term operating leases for a substantial portion of its research and development laboratory facilities. The expiration dates on the present leases range from January 2015 to November 2020. The leases contain renewal options at the option of the Company. The Company is responsible for paying the cost of utilities, operating costs, and increases in property taxes at its leased facilities.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2014 are as follows:

Year ending December 31,
2015	$4,784
2016	3.454
2017	2,020
2018	923
2019	382
Thereafter	155
Total	$11,718

Rental expense amounted to approximately $3,022, $3,243 and $4,498 during the years ended December 31, 2014, 2013, and 2012, respectively.

Minimum lease payments have not been reduced by minimum sublease rentals of $1,156 due in the future under non-cancelable leases.

12.	Related Party Transactions

(a) Technology Development Incentive Plan

In 1993, the Company adopted a Technology Development Incentive Plan to provide a method to stimulate and encourage novel technology developments. This program has been subsequently discontinued, however eligible participants are able to share in awards based on a percentage of the licensing, royalty or milestone revenue received by the Company, as defined by the Plan.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013
(In thousands, except per share amounts)

In 2014, 2013 and 2012, the Company awarded Technology Incentive Compensation (“TIC”) relating to the invention of the active ingredient in Allegra. The inventor is Thomas D’Ambra, the Company’s former President and Chief Executive Officer and current Chairman of the Board of Directors. Additionally, in 2012, the Company granted awards to employees in relation to milestone payments for its proprietary amine neurotransmitter reuptake inhibitors as a result of successful licensing of this technology to BMS. The amounts awarded and included in the consolidated statements of operations for all TIC awards for the years ended December 31, 2014, 2013 and 2012 are $1,621, $2,767 and $3,143, respectively. Included in accrued compensation in the accompanying consolidated balance sheets at both December 31, 2014 and 2013 are unpaid Technology Development Incentive Compensation awards of $351 and $517, respectively.

(b) Contract Revenue

The Company’s current Chief Executive Officer was previously President and Chief Executive Officer of, a global pharmaceutical company to which the Company provided a variety of services in 2014, 2013 and 2012.  The Company received $3,395, $1,446 and $889 in contract revenue from this customer in 2014, 2013 and 2012, respectively.

13.	Contingencies

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

On November 12, 2014, a purported class action lawsuit, John Gauquie v. Albany Molecular Research, Inc., et al., No. 14-cv-6637, was filed against the Company and certain of its current and former officers in the United States District Court for the Eastern District of New York.  The complaint alleges claims under the Securities Exchange Act of 1934 arising from the Company’s August 5, 2014 announcement of its financial results for the second quarter of 2014, including that the OsoBio New Mexico facility experienced a power interruption in July 2014, which would have a material impact on the Company’s results.  The complaint alleges that the price of the Company’s stock was artificially inflated between August 5, 2014 and November 5, 2014, and seeks certification as a class action, unspecified monetary damages and attorneys’ fees and costs.

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

Environmental liabilities:

The Company has completed an environmental remediation assessment associated with groundwater contamination at its Rensselaer, NY location. Ongoing costs associated with the remediation include biannual monitoring and reporting to the State of New York’s Department of Environmental Conservation. Under the remediation plan, the Company was required to pay for monitoring and reporting into 2019. Under a 1999 agreement with the facility’s previous owner, the Company’s maximum liability under the remediation is $5,500. For the years ended December 31, 2014, 2013 and 2012, no costs have been paid by the Company.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013
(In thousands, except per share amounts)

14.	Concentration of Business and Geographic Information

Total contract revenue from DDS’s three largest customers each represented approximately 9%, 8% and 7% for the year ended December 31, 2014, approximately 9%, 8% and 8%, of DDS’s total contract revenue for the year ended December 31, 2013 and approximately 8%, 7% and 7% of DDS’s total contract revenue for the year ended December 31, 2012.

Total contract revenue from API’s largest customer, GE Healthcare (“GE”), represented 22%, 25% and 26% of API’s total contract revenue for the years ended December 31, 2014, 2013 and 2012, respectively. GE accounted for approximately 13%, 13% and 15% of the Company’s total contract revenue for the years ended December 31, 2014, 2013 and 2012, respectively. API’s second largest customer represented 18%, 15% and 20% of API’s total contract revenue for the years ended December 31, 2014, 2013 and 2012, respectively. Additionally, this customer represented 10%, 8% and 12% of the Company’s total contract revenue for the years ended December 31, 2014, 2013 and 2012, respectively.

Total contract revenue from Drug Product’s three largest customers each represented approximately 18%, 11% and 9% for the year ended December 31, 2014, approximately 22%, 18% and 12% of Drug Product’s total contract revenue for the year ended December 31, 2013 and approximately 15%, 14% and 9% of Drug Product’s total contract revenue for the year ended December 31, 2012.

Contract revenue by geographic region, based on the location of the customer, and expressed as a percentage of total contract revenue follows:

	Year Ended December 31,
	2014	2013	2012
United States	68%	60%	57%
Europe	23%	19%	21%
Asia	7%	13%	19%
Other countries	2%	8%	3%
Total	100%	100%	100%

Long-lived assets by geographic region are as follows:

	2014	2013
United States	$238,780	$107,403
Asia	14,986	17,449
Europe	6,035	5,965
Total long-lived assets	$259,801	$130,817

15.	Business Segments

With the acquisition of OsoBio in the third quarter of 2014 the Company’s aseptic finished dose manufacturing business, which consists of OsoBio and AMRI Burlington, has become material to the financial and operational results of the Company. As a result, the Company has realigned the internal operations, management personnel, resources, and financial planning and reporting of its operations, resulting in a change to its reportable segments based on the criteria set forth in ASC 280, “Disclosures about Segments of an Enterprise and Related Information”.

Prior to this acquisition, the Company organized its operations into the DDS and LSM segments. The DDS segment remains unchanged and includes activities such as drug lead discovery, optimization, drug development and small scale commercial manufacturing. The LSM segment has been separated into the Large Scale API (“API”) and Drug Product segments. API includes pilot to commercial scale manufacturing of active pharmaceutical ingredients and intermediates as well as high potency and controlled substance manufacturing. Drug Product includes pre-clinical through commercial sale production of complex liquid-filled and lyophilized parenteral formulations and includes operations at AMRI Burlington and OsoBio. Corporate activities include business development and administrative functions that have not been allocated to the operating segments. Prior period disclosures have been adjusted to reflect the change in reportable segments.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013
(In thousands, except per share amounts)

The following table summarizes information by segment for the year ended December 31, 2014:

	DDS	API	Drug Product	Total
Contract revenue	$76,736	$144,349	$29,619	$250,704
Recurring royalties and milestones	16,257	9,610	-	25,867
Total revenue	$92,993	$153,959	$29,619	$276,571
Operating income (loss) before unallocated expenses	$17.033	$42,888	$(5,300)	$54,621
Unallocated expenses:
Selling, general and administrative				48,897
Operating income				5,724
Reconciling items:
Interest expense, net				(10,957)
Other income, net				(235)
Loss before income taxes				$(5,468)
Supplemental information:
Depreciation and intangible amortization	$6,904	$8,776	$2,673	$18,353
Long-lived asset impairment	$7,835	$—	$—	$7,835
Restructuring charges	$3,838	$(256)	$—	$3,582

The following table summarizes other information by segment as of December 31, 2014:

	DDS	API	Drug Product	Total
Total assets	$104,889	$276,668	$138,396	$519,953
Investments in unconsolidated affiliates	956	—	—	956
Capital expenditures	4,271	10,262	2,656	17,189

The following table summarizes information by segment for the year ended December 31, 2013:

	DDS	API	Drug Product	Total
Contract revenue	$77,418	$125,867	$6,716	$210,001
Recurring royalties and milestones	27,612	8,962	-	36,574
Total revenue	$105,030	$134,829	$6,716	$246,575
Operating income (loss) before unallocated expenses	$27,139	$39,072	$(3,780)	$62,431
Unallocated expenses:
Selling, general and administrative				42,256
Operating income				20,175
Reconciling items:
Interest expense, net				(1,550)
Other income, net				1,078
Income before income taxes				$19,703
Supplemental information:
Depreciation and intangible amortization	$7,597	$6,838	$1,130	$15,565
Long-lived asset impairment	$1,857	$—	$—	$1,857
Restructuring charges	$6,375	$490	$318	$7,183

The following table summarizes other information by segment as of December 31, 2013:

	DDS	API	Drug Product	Total
Total assets	$245,395	$184,594	$15,279	$445,268
Investments in unconsolidated affiliates	956	—	—	956
Capital expenditures	2,900	7,898	337	11,135

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013
(In thousands, except per share amounts)

The following table summarizes information by segment for the year ended December 31, 2012:

	DDS	API	Drug Product	Total
Contract revenue	$73,458	$111,455	$4,945	$189,858
Recurring royalties and milestones	32,039	4,789	-	36,828
Total revenue	$105,497	$116,244	$4,945	$226,686
Operating income (loss) before unallocated expenses	$18,331	$29,910	$(6,634)	$41,607
Unallocated expenses:
Selling, general and administrative				40,904
Operating income				703
Reconciling items:
Interest expense, net				(454)
Other income, net				(130)
Income before income tax benefit				$119
Supplemental information:
Depreciation and intangible amortization	$9,550	$6,679	$1,103	$17,332
Long-lived asset impairment	$8,334	$—	$—	$8,334
Restructuring charges	$4,632	$—	$—	$4,632

The following table summarizes other information by segment as of December 31, 2012:

	DDS	API	Drug Product	Total
Total assets	$103,404	$145,618	$13,840	$262,862
Investments in unconsolidated affiliates	956	—	—	956
Capital expenditures	2,926	6,659	305	9,890

16.	Fair Value of Financial Instruments

The Company determines its fair value of financial instruments using the following methods and assumptions:

Cash and cash equivalents, restricted cash, receivables, and accounts payable: The carrying amounts reported in the consolidated balance sheets approximate their fair value because of the short maturities of these instruments.

Convertible senior notes, derivatives and hedging instruments: The fair values of the Company’s Notes, which differ from their carrying values, are influenced by interest rates and the Company's stock price and stock price volatility and are determined by prices for the Notes observed in market trading, which are level 2 inputs. The estimated fair value of the Notes at December 31, 2014 was $181,875. The Notes Hedges and the Notes Conversion Derivative are measured at fair value using level 2 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable market data for all inputs, such as implied volatility of the Company's common stock, risk-free interest rate and other factors.

Long-term debt, other than convertible senior notes: The carrying value of long-term debt approximated fair value at December 31, 2014 and 2013 due to the resetting dates of the variable interest rates.

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
December 31, 2014 and 2013
(In thousands, except per share amounts)

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

In 2014, 2013 and 2012, the Company recorded long-lived asset impairment charges of $7,835, $1,857 and $8,334, respectively, in its DDS segment primarily associated with the Company’s decision to cease operations at its Syracuse, NY, Budapest, Hungary and Bothell, Washington facilities, as well as improving the footprint at the Singapore and Hyderabad facilities. Also in 2014, we recorded intangible asset impairment charges in our DDS segment related to certain proprietary drug development programs that we will no longer be pursuing.

These long-lived asset impairment charges are included under the captions “Property and equipment impairment” and “Intangible asset impairment” in the consolidated statement of operations for the years ended December 31, 2014, 2013 and 2012.

17.	Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive loss are as follows:

	Pension and postretirement benefit plans	Unrealized gains/(losses) on securities	Foreign currency adjustments	Total Accumulated Other Comprehensive Loss
Balance at January 1, 2012, net of tax	$(6,218)	$(1)	$(5,847)	$(12,066)
Net current period change, net of tax	531	1	1,239	1,771
Balance at December 31, 2012, net of tax	(5,687)	–	(4,608)	(10,295)
Net current period change, net of tax	1,547	–	(2,529)	(982)
Balance at December 31, 2013, net of tax	$(4,140)	$–	$(7,137)	$(11,277)
Net current period change, net of tax	(2,234)	–	(923)	(3,157)
Balance at December 31, 2014, net of tax	$(6,374)	$–	$(8,060)	$(14,434)

Amounts recognized into net earnings from accumulated other comprehensive (loss) income related to the actuarial losses on pension and postretirement benefits were $398, $535 and $498 for the years ended December 31, 2014, 2013 and 2012, respectively. The amount reclassified out of accumulated other comprehensive (loss) income related to cumulative translation loss related to a foreign subsidiary dissolution was $734 in 2014.

ALBANY MOLECULAR RESEARCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013
(In thousands, except per share amounts)

18.	Selected Quarterly Consolidated Financial Data (unaudited)

The following tables present unaudited consolidated financial data for each quarter of 2014 and 2013:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Contract revenue	$51,038	$61,474	$57,481	$80,711
Recurring royalties and milestones	8,283	6,705	4,990	5,889
Total revenue	59,321	68,179	62,471	86,600
Income (loss) from operations	7,465	5,082	(9,735)	2,912
Net income (loss)	3,500	3,724	(8,641)	(1,861)
Net income (loss) per share:
Basic	$0.11	$0.12	$(0.27)	$0.06
Diluted	$0.11	$0.12	$(0.27)	$0.06
2013
Contract revenue	$46,493	$50,764	$53,029	$59,715
Recurring royalties and milestones	12,913	8,528	7,726	7,407
Total revenue	59,406	59,292	60,755	67,122
Income (loss) from operations	9,403	(2,211)	6,017	6,966
Net income (loss)	6,277	(2,475)	3,701	4,265
Net income (loss) per share:
Basic	$0.20	$(0.08)	$0.12	$0.13
Diluted	$0.20	$(0.08)	$0.12	$0.13

In the first quarter of 2014, we recorded a gain on the settlement of our postretirement benefit plan obligation of $1,285. In the third quarter of 2014, we recorded property, plant and equipment charges of $5,392 in our DDS segment primarily related to our Syracuse, NY and Singapore facilities. In the fourth quarter of 2014, we recorded intangible asset impairment charges of $2,443 in our DDS segment related to certain proprietary drug development programs that we will no longer be pursuing.

During the fourth quarter of 2013, the Company recorded long-lived asset impairment charges of $417 in the DDS segment in order to further optimize the Company’s location footprint and cease operations at our Budapest, Hungary and Bothell, Washington facilities.

19.	Revision of Prior Period Financial Statements

During the second quarter of fiscal year 2014, we identified an error in our accounting for income tax expense recorded in fiscal years 2006 to 2013. We assessed the materiality of the error on prior periods’ financial statements and concluded that the error was not material to any of our prior period annual or interim financial statements. We elected to revise previously issued consolidated financial statements the next time they are filed. We have revised the consolidated balance sheet as of December 31, 2013 included herein to reflect the correct balances by increasing income taxes payable and decreasing retained earnings each by $4,947. We have also revised the consolidated statements of operations for the years ended December 31, 2013 and 2012 by increasing income tax expense by $912 and $484, respectively, resulting in a decrease in net income for the same periods by $912 and $484, respectively. For the year ended December 31, 2013 income per basic and diluted share decreased by $0.03. For the year ended December 31, 2012 loss per basic and diluted share increased by $0.02.

20.	Subsequent Events

On February 12, 2015 the Company announced its proposal, subject to consultation with its UK workforce, to close its UK facility in Holywell, Wales, which provides chemical development services and small- and large-scale manufacturing services of active pharmaceutical ingredients

ALBANY MOLECULAR RESEARCH, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2014, 2013 and 2012

Description	Balance at Beginning of Period	Acquisitions	(Reversal of)/ Charge to Cost and Expenses	Deductions Charged to Reserves/ Adjustment	Balance at End of Period
(in thousands)
Allowance for doubtful accounts receivable
2014	$815	$414	$343	$(298)	$1,274
2013	$487	$—	$267	$61	$815
2012	$545	$—	$73	$(131)	$487
Deferred tax asset valuation allowance
2014	$21,403	$—	$(508)	$—	$20,895
2013	$16,885	$—	$4,518	$—	$21,403
2012	$16,214	$—	$671	$—	$16,885

