Form 10-Q
period 2015-03-31
ALBANY MOLECULAR RESEARCH INC
filed 2015-05-08
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2015
Common Stock, $.01 par value	33,118,416 excluding treasury shares of 5,496,150

ALBANY MOLECULAR RESEARCH, INC.

PART I — FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements (Unaudited)

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
(Dollars in thousands, except for per share data)	March 31, 2015	March 31, 2014

Contract revenue	$75,131	$51,038
Recurring royalties	6,685	8,283
Total revenue	81,816	59,321

Cost of contract revenue	58,139	41,610
Technology incentive award	382	593
Research and development	490	79
Selling, general and administrative	17,474	10,629
Postretirement benefit plan settlement gain	−	(1,285)
Restructuring charges	1,487	230
Impairment charges	2,615	−
Total operating expenses	80,587	51,856

Income from operations	1,229	7,465

Interest expense, net	(3,036)	(2,616)
Other income (expense), net	469	(40)

(Loss) income before income tax expense	(1,338)	4,809

Income tax expense	885	1,309

Net (loss) income	$(2,223)	$3,500

Basic and diluted (loss) income per share	$(0.07)	$0.11

See notes to unaudited condensed consolidated financial statements.

3

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

	Three Months Ended March 31,
	2015	2014
Net (loss) income	$(2,223)	$3,500
Foreign currency translation (loss) gain	(1,146)	644
Net actuarial gain related to pension and postretirement benefits	154	85
Total comprehensive (loss) income	$(3,215)	$4,229

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(Dollars and shares in thousands, except per share data)	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$28,515	$46,995
Restricted cash	3,675	4,052
Accounts receivable, net	78,432	72,123
Royalty income receivable	6,779	5,061
Income tax receivable	2,465	—
Inventory	53,504	49,880
Prepaid expenses and other current assets	12,957	10,558
Deferred income taxes	2,312	2,343
Property and equipment held for sale	1,132	—
Total current assets	189,771	191,012

Property and equipment, net	176,997	165,475
Notes hedges	65,363	58,928
Goodwill	92,859	61,778
Intangible assets and patents, net	39,966	32,548
Deferred income taxes	1,041	4,884
Other assets	5,145	5,328
Total assets	$571,142	$519,953
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$42,844	$35,757
Deferred revenue and licensing fees	9,848	11,171
Arbitration reserve	—	327
Income taxes payable	—	350
Accrued pension benefits	651	638
Current installments of long-term debt	413	447
Total current liabilities	53,756	48,690
Long-term liabilities:
Long-term debt, excluding current installments	200,493	159,980
Notes conversion derivative	65,363	58,928
Pension and postretirement benefits	7,941	8,167
Other long-term liabilities	1,714	2,366
Total liabilities	329,267	278,131
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized, 38,598 shares issued as of March 31, 2015 and 38,098 shares issued as of December 31, 2014	386	381
Additional paid-in capital	247,614	243,874
Retained earnings	77,409	79,632
Accumulated other comprehensive loss, net	(15,426)	(14,434)
	309,983	309,453
Less, treasury shares at cost, 5,495 shares as of March 31, 2015 and 5,465 shares as of December 31, 2014	(68,108)	(67,631)
Total stockholders’ equity	241,875	241,822
Total liabilities and stockholders’ equity	$571,142	$519,953

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
(Dollars in thousands)	March 31, 2015	March 31, 2014

Operating activities
Net (loss) income	$(2,223)	$3,500
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and intangible amortization	5,486	3,761
Deferred financing amortization	267	301
Accretion of discount on long-term debt	1,513	1,394
Deferred income taxes	303	458
Loss on disposal of property and equipment	84	48
Impairment charges	2,615	−
Stock-based compensation expense	1,555	933
Gain on settlement of post-retirement liability	-	(1,285)
Excess tax benefit of stock option exercises	(1,153)	(635)
Changes in operating assets and liabilities that provide (use) cash, net of impact of business combinations:
Accounts receivable	1,186	(6,166)
Royalty income receivable	(1,718)	(844)
Inventory	(3,380)	(3,288)
Prepaid expenses and other assets	(1,784)	(892)
Accounts payable and accrued expenses	3,667	(4,543)
Income taxes	1,678	(1,015)
Deferred revenue and licensing fees	(3,817)	249
Pension and postretirement benefits	24	(47)
Other long-term liabilities	68	(2)
Net cash provided by (used in) operating activities	4,371	(8,073)

Investing activities
Purchase of businesses, net of cash acquired	(59,317)	−
Purchases of property and equipment	(4,127)	(2,952)
Payments for patent applications and other costs	(54)	(102)
Proceeds from disposal of property and equipment	31	−
Net cash used in investing activities	(63,467)	(3,054)

Financing activities
Borrowings on long-term debt	39,000	−
Principal payments on long-term debt	(34)	(180)
Deferred financing costs	23	(154)
Change in restricted cash	377	179
Proceeds from sale of common stock	1,038	1,344
Purchases of treasury stock	(477)	(314)
Excess tax benefit of stock option exercises	1,153	635
Net cash provided by financing activities	41,080	1,510

Effect of exchange rate changes on cash and cash equivalents	(464)	312

Decrease in cash and cash equivalents	(18,480)	(9,305)

Cash and cash equivalents at beginning of period	46,995	175,928

Cash and cash equivalents at end of period	$28,515	$166,623

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as of March 31, 2015. All intercompany balances and transactions have been eliminated during consolidation. Assets and liabilities of non-U.S. operations are translated at period-end rates of exchange, and the statements of operations are translated at the average rates of exchange for the period. Unrealized gains or losses resulting from translating non-U.S. currency financial statements are recorded in accumulated other comprehensive loss in the accompanying unaudited condensed consolidated balance sheets. When necessary, prior years’ unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.

Use of Management Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in the accompanying consolidated financial statements include assumptions regarding the valuation of inventory, intangible assets, and long-lived assets and assumptions associated with our accounting for business combinations. Other significant estimates include assumptions utilized in determining actuarial obligations in conjunction with the Company’s pension and postretirement health plans, the amount and realizabilty of deferred tax assets, assumptions utilized in determining stock-based compensation, as well as those utilized in determining the value of both the notes hedges and the notes conversion derivative and the assumptions related to the collectability of receivables. Actual results can vary from these estimates.

Contract Revenue Recognition

The Company’s contract revenue consists primarily of amounts earned under contracts with third-party customers and reimbursed expenses under such contracts. Reimbursed expenses consist of chemicals and other project specific costs. The Company also seeks to include provisions in certain contracts that contain a combination of up-front licensing fees, milestone and royalty payments should the Company’s proprietary technology and expertise lead to the discovery of new products that become commercial. Generally, the Company’s contracts may be terminated by the customer upon 30 days’ to two years’ prior notice, depending on the terms and/or size of the contract. The Company analyzes its agreements to determine whether the elements can be separated and accounted for individually or as a single unit of accounting in accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 605-25, “Revenue Arrangements with Multiple Deliverables,” and Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”. Allocation of revenue to individual elements that qualify for separate accounting is based on the separate selling prices determined for each component, and total contract consideration is then allocated pro rata across the components of the arrangement. If separate selling prices are not available, the Company will use its best estimate of such selling prices, consistent with the overall pricing strategy and after consideration of relevant market factors.

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

Recurring Royalty and Milestone Revenues

Recurring Royalty Revenue. Recurring royalties include royalties under a license agreement with Sanofi based on the worldwide net sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere, as well as on sales of Sanofi’s authorized or licensed generics and sales by certain authorized sub-licensees. The Company records royalty revenue in the period in which the net sales of Allegra/Telfast occur, because it can reasonably estimate such royalties. Royalty payments from Sanofi are due within 45 days after each calendar quarter and are determined based on net sales of Allegra/Telfast and Teva Pharmaceuticals’ net sales of generic D-12 in that quarter. The Allegra royalties will cease in the second quarter of 2015. The Company receives additional royalties in conjunction with a Development and Supply Agreement with Actavis, Inc. (“Actavis”). These royalties are earned on net sales of generic products sold by Actavis. The Company records royalty revenue in the period in which the net sales of this product occur. Royalty payments from Actavis are due within 60 days after each calendar quarter and are determined based on sales of the qualifying products in that quarter.

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

In 2013, BMS announced the cessation of its commercialization activities regarding the assets under the license. We are engaged in ongoing discussions with BMS as to the disposition of these assets, which may or may not result in future payments to us under the BMS agreement. From our entry into this BMS agreement through March 31, 2015, we have recorded $15.5 million from achieving certain milestones with BMS.

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

In 2014, Genentech notified the Company that it was discontinuing its development of the licensed compounds. The viability of this program is currently under consideration by Genentech; accordingly, this program may or may not result in future payments to us.

Generic Parenteral Drug Product Arrangements

In 2014, the Company entered into development and supply agreements with (“the Genovi Agreements”) Genovi Pharmaceuticals Limited (“Genovi”), to manufacture select generic parenteral drug products for registration and subsequent commercialization in the U.S., Europe, and select emerging markets.

Under the terms of the Genovi Agreements, the Company may receive up to $3,236 in milestone payments for each drug product candidate upon achievement of certain development milestones, including technology transfer activities, analytical development, and manufacture of regulatory submission batches.

Following U.S. Food and Drug Administration approval, the Company will supply generic parenteral drug products to Genovi pursuant to the Genovi Agreements, and for certain of these products, receive payments based on Genovi's sales of such products.

The Company has determined the milestones contained in these Agreements to be substantive milestones in accordance with ASC 605-28-25, “Revenue Recognition – Milestone Method” (“ASC 605”). In evaluating the milestones included in the Agreements, the Company considered the following:

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

For both the three months ended March 31, 2015 and 2014, we have not recognized any revenue in milestone payments as contract revenue under the Genovi Agreements.

Cash, Cash Equivalents and Restricted Cash

Cash equivalents consist of money market accounts and overnight deposits. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted cash balances at March 31, 2015 and December 31, 2015, are required as collateral for the letters of credit associated with our debt agreements.

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

Derivative Instruments and Hedging Activities

The Company accounts for derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”, which establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or a liability measured at fair value. Additionally, changes in the derivative’s fair value shall be recognized currently in earnings unless specific hedge accounting criteria are met.

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which updated guidance to clarify the required presentation of debt issuance costs.   The amended guidance requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying amount of the recognized debt liability, consistent with the treatment of debt discounts.   Amortization of debt issuance costs is to be reported as interest expense.   The recognition and measurement guidance for debt issuance costs are not affected by the updated guidance. The updated guidance is effective for reporting periods beginning after December 15, 2015.   Early adoption is permitted.  The Company does not expect this ASU to have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period, be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers: (Topic 606)." This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in ASC Topic 605, "Revenue Recognition," and most industry-specific guidance. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of ASC Topic 360, "Property, Plant, and Equipment," and intangible assets within the scope of ASC Topic 350, "Intangibles-Goodwill and Other") are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

Note 2 — Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings (loss) per share are as follows:

	Three Months Ended March 31,
	2015	2014
Weighted average common shares outstanding - basic	32,827	31,282
Dilutive effect of share-based compensation	—	1,073
Weighted average common shares outstanding - diluted	32,827	32,355

The Company has excluded certain outstanding stock options, non-vested restricted stock and warrants from the calculation of diluted earnings per share for the three months ended March 31, 2014 because of anti-dilutive effects. The Company has excluded all stock options and non-vested restricted shares from the calculation of diluted earnings per share for the three months ended March 31, 2015 because the net loss causes these outstanding stock options and non-vested restricted shares to be anti-dilutive. The weighted average number of anti-dilutive common equivalents outstanding (before the effects of the treasury stock method) was 12,294 and 10,000 for the three months ended March 31, 2015 and 2014, respectively. These amounts are not included in the calculation of weighted average common shares outstanding.

Note 3 – Business Acquisitions

On January 8, 2015 the Company completed the purchase of all of the outstanding equity interests of Aptuit's Glasgow, UK business (“Glasgow”) for total consideration of $23,467. The Glasgow facility will extend the company’s capabilities to sterile injectable drug product pre-formulation, formulation and clinical stage manufacturing. Glasgow has been assigned to the Drug Product segment.

The following table summarizes the preliminary allocation of the purchase price to the fair value of the net assets acquired:

January 8, 2015
Assets Acquired
Accounts receivable	$3,395
Prepaid expenses and other current assets	259
Inventory	1,479
Property and equipment	4,285
Intangible assets	4,700
Goodwill	13,324
Other long term assets	33
Total assets acquired	$27,475

Liabilities Assumed
Accounts payable and accrued expenses	$1,544
Deferred revenue	2,276
Other long-term liabilities	188
Total liabilities assumed	4,008
Net assets acquired	$23,467

The goodwill of $13,324 is primarily attributed to the synergies expected to arise after the acquisition and is not deductible for tax purposes.

On February 13, 2015 the Company completed the purchase of assets and assumed certain liabilities of Aptuit's SSCI/West Lafayette, Indiana business (“SSCI”) for total consideration of $35,850. SSCI brings extensive material science knowledge and technology and expands the Company’s capabilities in analytical testing to include peptides, proteins and oligonucleotides. SSCI has been assigned to the Discovery and Development Services (“DDS”) segment.

The following table summarizes the preliminary allocation of the purchase price to the fair value of the net assets acquired:

February 13, 2015
Assets Acquired
Accounts receivable	$2,327
Prepaid expenses and other current assets	801
Property and equipment	12,026
Intangible assets	3,560
Goodwill	17,830
Other long term assets	171
Total assets acquired	$36,715

Liabilities Assumed
Accounts payable and accrued expenses	$647
Deferred revenue	218
Total liabilities assumed	865
Net assets acquired	$35,850

The goodwill of $17,830 is primarily attributed to the synergies expected to arise after the acquisition and is deductible for tax purposes.

For both Glasgow and SSCI, final valuations will be completed to determine the fair value of the acquired property and equipment and any potential identifiable intangibles, which may result in changes to the above preliminary estimated fair values, as well as changes to the allocated goodwill.

Revenue and net income from Glasgow for the period January 9, 2015 to March 31, 2015 was $3,959 and $1,096, respectively. Revenue and net income from SSCI for the period February 13, 2015 to March 31, 2015 was $1,961 and $224, respectively.

The following table shows the unaudited combined condensed pro forma statements of operations for the three months ended March 31, 2015 and 2014, respectively, as if the Glasgow and SSCI acquisitions had occurred on January 1, 2014. This pro forma information does not purport to represent what the Company’s actual results would have been if the acquisitions had occurred as of the date indicated or what such results would be for any future periods.

	Three months ended March 31,
	2015	2014
	(Unaudited)
Total revenues	$89,248	$64,708
Net (loss) income	(471)	2,301
(Loss) Earnings per share:
Basic	$(0.01)	$0.07
Diluted	$(0.01)	$0.07

For the three month periods ended March 31, 2015 and 2014, pre-tax net loss(income) was adjusted by reducing expenses by $985 for acquisition related costs and by increasing expenses by $985 for acquisition related costs.

For the three months ended March 31, 2015 pre-tax net loss was adjusted by increasing expenses by $168 for purchase accounting related depreciation and amortization. For the three months ended March 31, 2014 pre-tax net income was adjusted by increasing expenses by $471 for purchase accounting related depreciation and amortization.

The Company funded the acquisitions of SSCI and Glasgow utilizing the proceeds from a $75,000 senior secured credit agreement that was completed in October of 2014. The Company did not have sufficient cash on hand to complete these acquisitions as of January 1, 2014. For the purposes of presenting the pro forma combined condensed statement of operations for the three months ended March 31, 2014, the Company has included the assumption of bridge financing as of January 1, 2014 to fund the acquisition of SSCI and Glasgow as of that date. The pro forma combined condensed statement of operations for the three months reflects the recognition of interest expense on the assumed bridge financing for the period January 1, 2014 to March 31, 2014, using the rate of interest that the Company paid on its senior secured credit facility. For the three months ended March 31, 2015, pre-tax net income was adjusted by $98 of pro forma interest expense on the senior secured facility to assume that the amount had been outstanding for the entire three month period. For the three months ended March 31, 2014, pre-tax net income was adjusted by $375 of pro forma interest expense on the senior secured facility.

Note 4 — Inventory

Inventory consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Raw materials	$23,418	$24,298
Work in process	8,630	4,563
Finished goods	21,456	21,019
Total inventories, at cost	$53,504	$49,880

Note 5 –Debt

The following table summarizes long-term debt:

	March 31, 2015	December 31, 2014
Convertible senior notes, net of unamortized debt discount	$124,210	$122,696
Revolving credit facility	74,000	35,000
Industrial development authority bond	2,390	2,390
Capital leases – equipment	303	336
Other debt	3	5
	200,906	160,427
Less current portion	(413)	(447)
Total long-term debt	$200,493	$159,980

The aggregate maturities of long-term debt, exclusive of unamortized debt discount of $25,790 at March 31, 2015, are as follows:

2015 (remaining)	$413
2016	448
2017	74,397
2018	150,348
2019	350
Thereafter	740
Total	$226,696

Convertible Senior Notes

On December 4, 2013, the Company completed a private offering of $150,000 aggregate principal amount of 2.25% Cash Convertible Senior Notes (the “Notes”), dated as of December 4, 2013 between the Company and Wilmington Trust, National Association, as Trustee.  The Notes will mature on November 15, 2018, unless earlier repurchased or converted into cash in accordance with their terms prior to such date and interest is paid in arrears semiannually on each May 15 and November 15 at an annual rate of 2.25% beginning on May 15, 2014. The Notes were offered and sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act").

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

The cash conversion feature of the Notes (“Notes Conversion Derivative”) requires bifurcation from the Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. The fair value of the Notes Conversion Derivative at the time of issuance of the Notes was $33,600 and was recorded as original debt discount for purposes of accounting for the debt component of the Notes. This discount is amortized as interest expense using the effective interest method over the term of the Notes. For the three months ended March 31, 2015, the Company recorded $1,514 of amortization of the debt discount as interest expense based upon an effective rate of 7.69%.

The components of the Notes were as follows:

	March 31, 2015	December 31, 2014
Principal amount	$150,000	$150,000
Unamortized debt discount	25,790	27,304
Net carrying amount of Notes	$124,210	$122,696

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

Neither the Notes Conversion Derivative nor the Notes Hedges qualify for hedge accounting, thus any changes in the fair market value of the derivatives is recognized immediately in the statement of operations. As of March 31, 2015 and March 31, 2014, the changes in fair market value of the Notes Conversion Derivative and the Notes Hedges were equal, therefore there was no change in fair market value that was recognized in the statement of operations.

The following table summarizes the fair value and the presentation in the consolidated balance sheet:

	Location on Balance Sheet	March 31, 2015	December 31, 2014
Notes Hedges	Other assets	$65,363	$58,928
Notes Conversion Derivative	Other liabilities	$(65,363)	$(58,928)

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

The balance required to be maintained as restricted cash must be at least 110% of the maximum potential amount of the outstanding letters of credit.  As of March 31, 2015, the Company had $3,123 of outstanding letters of credit secured by restricted cash.

On October 24, 2014, the Company entered into a $50,000 senior secured credit agreement (the “Credit Agreement”) consisting of a 3-year, $50,000 revolving credit facility, which includes a $15,000 sublimit for the issuance of standby letters of credit and a $5,000 sublimit for swing line loans. The Credit Agreement also included an accordion feature that, subject to securing additional commitments from existing lenders or new lending institutions, would have allowed the Company to increase the aggregate commitments under the Credit Agreement by up to $10,000. On December 23, 2014, the Credit Agreement was amended to increase the available commitment to $75,000, increasing and using the accordion feature in its entirety. The amount available to be borrowed under the Credit Agreement at March 31, 2015 was $40.

Borrowings made under the Credit Agreement bear interest at (a) the one-month, three-month or six-month LIBOR rate (the “LIBOR Rate”) or (b) a base rate determined by reference to the highest of (i) the Barclays Bank PLC prime rate, (ii) the United States federal funds rate plus 0.50% and (iii) a daily rate equal to the one-month LIBOR Rate plus 1.0% (the “Base Rate”), plus an applicable margin of 2.25% per annum for LIBOR Rate loans and 1.25% per annum for Base Rate loans. As of March 31, 2015 the interest rate on the Credit Agreement was 2.52%.

The Credit Agreement contains financial covenants, including maximum total leverage ratio and minimum consolidated current assets and extends for the remaining term of the agreement. As of March 31, 2015, the Company was in compliance with its current financial covenants.

IDA Bonds

The Company maintains variable interest rate industrial development authority (“IDA”) bonds due in increasing annual installments through 2021. Interest payments are due monthly with a current interest rate of 0.09% at March 31, 2015. The amount outstanding as of March 31, 2015 was $2,390.

Note 6 — Restructuring and Impairment

In April 2015, the Company announced a restructuring plan with respect to certain operations in the UK, within its Active Pharmaceutical Ingredients (“API”) business segment. In connection with the restructuring plan, the Company expects to cease all operations at its Holywell, UK facility effective in the fourth quarter or before December 31, 2015. The Company recorded $1,263 reduction in force and termination benefits related to the UK facility during the three months ended March 31, 2015. The Company expects to incur cash charges related to other transition activities, in addition to non-cash fixed asset impairment and accelerated depreciation charges, the majority of which will be recognized within the first three quarters of 2015.

In conjunction with the Company’s actions to cease operations at its Holywell, UK facility, the Company also recorded property and equipment impairment charges of $2,550 in the API segment in the three months ended March 31, 2015. These charges are included under the caption “Impairment charges” on the Consolidated Statement of Operations. The Company is in the process of assessing which fixed assets will be transferred to other Company facilities. Equipment that will not be transferred or recovered through sale may be subject to accelerated depreciation over the remaining operating period of the facility.

In the third quarter of 2014, the Company recorded restructuring charges related to optimizing the Singapore facility’s footprint. In April 2014, the Company announced a restructuring plan transitioning Discovery and Development Services (“DDS”) activities at its Syracuse, N.Y. site to other sites within AMRI and ceased operations in Syracuse, NY at the end of June 2014. The actions taken are consistent with the Company’s ongoing efforts to consolidate its facility resources to more effectively utilize its discovery and development resource pool and to further reduce its facility cost structure.

Restructuring charges for the three months ended March 31, 2015 were $1,487, consisting primarily of UK termination charges as well as, lease termination and other charges associated with the previously announced restructuring at our Singapore and Syracuse, NY facilities.

The following table displays the restructuring activity and liability balances for the three month period ended and as of March 31, 2015:

	Balance at January 1, 2015	Charges/ (reversals)	Amounts Paid	Foreign Currency Translation & Other Adjustments		Balance at March 31, 2015

Termination benefits and personnel realignment	$226	$1,256	$(92)	$	−	$1,390
Lease termination and relocation charges	3,280	103	(1,465)		(45)	1,873
Other	−	128	(95)		−	33
Total	$3,506	$1,487	$(1,652)		$(45)	$3,296

Termination benefits and personnel realignment costs related to severance packages, outplacement services, and career counseling for employees affected by the restructuring. Lease termination charges relate to estimated costs associated with exiting a facility, net of estimated sublease income.

Restructuring charges are included under the caption “Restructuring charges” in the consolidated statements of operations for the three months ended March 31, 2015 and 2014 and the restructuring liabilities are included in “Accounts payable and accrued expenses” and “other long-term liabilities” on the consolidated balance sheets at March 31, 2015 and December 31, 2014.

Anticipated cash outflow related to the restructuring reserves as of March 31, 2015 for the remainder of 2015 is approximately $1,633.

The Company is currently marketing its Syracuse, NY facility for sale, within its DDS operating segment. The facility is classified as for held for sale in accordance with ASC Topic 360, “Property, Plant and Equipment”, as amended by ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Components of an Entity”. The long-lived assets associated with the Syracuse, NY facility have been segregated to a separate line item on the consolidated balance sheet until they are sold and depreciation expense on the location has ceased. The carrying value of the facility is $1,132 at March 31, 2015.

Note 7 — Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2015 were as follows:

	DDS	API	Drug Product	Total
Balance as of December 31, 2014	$-	$16,899	$44,879	$61,778
Goodwill acquired	17,830	-	13,324	31,154
Foreign exchange translation	-	-	(73)	(73)
Balance as of March 31, 2015	$17,830	$16,899	$58,130	$92,859

The components of intangible assets are as follows:

	Cost	Impairment	Accumulated Amortization	Net	Amortization Period
March 31, 2015
Patents and Licensing Rights	$6,417	$(65)	$(5,355)	$997	2-16 years
Customer Relationships	39,415	-	(2,356)	37,059	5-20 years
Trademarks	2,190	-	(280)	1,910	5 years
Total	$48,022	$(65)	$(7,991)	$39,966

	Cost	Impairment	Accumulated Amortization	Net	Amortization Period
December 31, 2014
Patents and Licensing Rights	$4,716	$(2,443)	$(1,781)	$492	2-16 years
Customer Relationships	32,315	-	(1,679)	30,636	5-20 years
Trademarks	1,600	-	(180)	1,420	5 years
Total	$38,631	$(2,443)	$(3,640)	$32,548

Amortization expense related to intangible assets was $750 and $111 for the three months ended March 31, 2015 and 2014, respectively. The weighted average amortization period is 16.6 years.

The following chart represents estimated future annual amortization expense related to intangible assets:

Year ending December 31,
2015 (remaining)	$2,330
2016	2,785
2017	2,785
2018	2,779
2019	2,519
Thereafter	26,768
Total	$39,966

Note 8 — Share-Based Compensation

During the three months ended March 31, 2015 and 2014, the Company recognized total share based compensation cost of $1,555 and $933, respectively.

The Company grants share-based compensation, including restricted shares, under its 2008 Stock Option and Incentive Plan, as well as its 1998 Employee Stock Purchase Plan.

Restricted Stock

A summary of unvested restricted stock activity during the three months ended March 31, 2015 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding, January 1, 2015	923	$11.26
Granted	352	$15.99
Vested	(134)	$9.91
Forfeited	(74)	$7.55
Outstanding, March 31, 2015	1,067	$12.85

As of March 31, 2015, there was $12,051 of total unrecognized compensation cost related to unvested restricted shares. That cost is expected to be recognized over a weighted-average period of 3.21 years. Of the 1,067 restricted shares outstanding, the Company currently expects 1,057 shares to vest.

Stock Options

The fair value of each stock option award is estimated at the date of grant using the Black-Scholes valuation model based on the following assumptions:

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Expected life in years	5	5
Risk free interest rate	1.59%	1.52%
Volatility	41.69%	53.03%
Dividend yield	—	—

A summary of stock option activity under the Company’s Stock Option and Incentive Plans during the three month period ended March 31, 2015 is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2015	1,804	$6.18
Granted	266	$16.93
Exercised	(194)	$3.34
Forfeited	(138)	$5.64
Expired	—	—
Outstanding, March 31, 2015	1,738	$6.05	7.15	$16,360
Options exercisable, March 31, 2015	1,092	$8.18	6.16	$12,610

The weighted average fair value of stock options granted for the three months ended March 31, 2015 and 2014 was $6.51 and $4.85, respectively. As of March 31, 2015, there was $2,915 of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.94 years. Of the 1,738 stock options outstanding, the Company currently expects 1,706 options to vest.

Employee Stock Purchase Plan

During the three months ended March 31, 2015 and 2014, 28 and 36 shares, respectively, were issued under the Company’s 1998 Employee Stock Purchase Plan (“ESPP”).

During the three months ended March 31, 2015 and 2014, cash received from stock option exercises and employee stock purchases under the ESPP was $1,038 and $1,344, respectively. The excess tax benefit realized for the tax deductions from share based compensation was $1,153 and $635 for the three months ended March 31, 2015 and 2014, respectively.

Note 9 — Operating Segment Data

The Company has organized its operations into the Discovery and Development Services (“DDS”), Large Scale API (“API”) and Drug Products segments. The DDS segment includes activities such as drug lead discovery, optimization, drug development and small scale commercial manufacturing. API includes pilot to commercial scale manufacturing of active pharmaceutical ingredients and intermediates and high potency and controlled substance manufacturing. Drug Product includes formulation through commercial scale production of complex liquid-filled and lyophilized injectable formulations. Corporate activities include sales and marketing and administrative functions, as well as research and development costs that have not been allocated to the operating segments. Prior period disclosures have been adjusted to reflect the changes in reportable segments that took place in the third quarter of 2014 in conjunction with the purchase of OsoBio.

The following table contains earnings data by operating segment, reconciled to totals included in the unaudited condensed consolidated financial statements:

	Contract Revenue	Milestone & Recurring Royalty Revenue	Income (Loss) from Operations	Depreciation and Amortization
For the three months ended March 31, 2015
DDS	$19,263	$3,817	$8,722	$1,805
API	37,848	2,868	6,797	2,421
Drug Product	18,020	—	3,185	1,260
Corporate	—	—	(17,475)	—
Total	$75,131	$6,685	$1,229	$5,486

	Contract Revenue (a)	Milestone & Recurring Royalty Revenue	Income (Loss) from Operations	Depreciation and Amortization
For the three months ended March 31, 2014
DDS	$18,990	$5,975	$8,461	$1,751
API	29,760	2,308	10,083	1,726
Drug Product	2,288	—	(450)	284
Corporate	—	—	(10,629)	—
Total	$51,038	$8,283	$7,465	$3,761

(a)	A portion of the 2014 amounts were reclassified from DDS to API to better align business activities within the Company’s reporting segments. This reclassification impacted contract revenues for 2014.

The following table summarizes other information by segment as of and for the three month period ended March 31, 2015:

	DDS	API	Drug Product	Total
Long-lived assets	$78,159	$103,058	$128,605	$309,822
Total assets	162,147	274,193	134,802	571,142
Goodwill included in total assets	17,830	16,899	58,130	92,859
Investments in unconsolidated affiliates	956	-	-	956
Capital expenditures	1,493	2,211	423	4,127

The following table summarizes other information by segment as of and for the three month period ended March 31, 2014:

	DDS	API	Drug Product	Total
Long-lived assets	$56,106	$67,915	$6,377	$130,398
Total assets	291,905	194,206	15,380	501,491
Investments in unconsolidated affiliates	956	-	-	956
Capital expenditures	794	1,966	192	2,952

Note 10 — Financial Information by Customer Concentration and Geographic Area

Total contract revenue from DDS’s three largest customers each represented approximately 11%, 10% and 4% for the three months ended March 31, 2015, and approximately 9%, 8% and 8%, of DDS’s total contract revenue for the three months ended March 31, 2014.

Total contract revenue from API’s largest customer, GE Healthcare (“GE”), represented 25% and 34% of API’s total contract revenue for the three months ended March 31, 2015 and 2014, respectively. API’s second largest customer represented 16% of API’s total contract revenue for both the three months ended March 31, 2015 and 2014.

Total contract revenue from Drug Product’s three largest customers each represented approximately 12%, 12% and 11% for the three months ended March 31, 2015 and 29%, 17% and 17% for the three months ended March 31, 2014, respectively.

The Company’s total contract revenue for the three months ended March 31, 2015 and 2014 was recognized from customers in the following geographic regions:

	Three Months Ended March 31,
	2015	2014

United States	69%	63%
Europe	25	25
Asia	4	9
Other	2	3
Total	100%	100%

Long-lived assets by geographic region are as follows:

	March 31, 2015	December 31, 2014
United States	$269,535	$238,780
Asia	15,205	14,986
Europe	25,082	6,035
Total long-lived assets	$309,822	$259,801

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

The Company determines the fair value of its financial instruments using the following methods and assumptions:

Cash and cash equivalents, restricted cash, receivables, and accounts payable: The carrying amounts reported in the consolidated balance sheets approximate their fair value because of the short maturities of these instruments.

Convertible senior notes, derivatives and hedging instruments: The fair values of the Company’s Notes, which differ from their carrying values, are influenced by interest rates and the Company's stock price and stock price volatility and are determined by prices for the Notes observed in market trading, which are level 2 inputs. The estimated fair value of the Notes at March 31, 2015 was $191,063. The Notes Hedges and the Notes Conversion Derivative are measured at fair value using level 2 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable market data for all inputs, such as implied volatility of the Company's common stock, risk-free interest rate and other factors.

Long-term debt, other than convertible senior notes: The carrying value of long-term debt approximated fair value at March 31, 2015 and December 31, 2014 due to the resetting dates of the variable interest rates.

Note 13 – Accumulated Other Comprehensive Loss, Net

The activity related to accumulated other comprehensive loss, net was as follows:

	Pension and postretirement benefit plans	Foreign currency adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2014, net of tax	$(6,374)	$(8,060)	$(14,434)
Net current period change, net of tax	154	(1,146)	(992)
Balance at March 31, 2015, net of tax	$(6,220)	$(9,206)	$(15,426)

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive loss, net:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Actuarial losses (a)	$237	$156
Total before tax effect	237	156
Tax benefit on amounts reclassified into earnings	(83)	(55)
	$154	$101

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our results of operations and financial condition should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the Notes thereto included within this report. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “intend,” “expect,” “anticipate,” “believe,” and “continue” or similar words, and include, but are not limited to, statements concerning the Company’s relationship with its largest customers, the Company’s collaboration with Bristol-Myers Squibb (“BMS”) and Genentech, expected benefits from the acquisitions of Cedarburg Pharmaceuticals, Inc. (“Cedarburg”), the Glasgow, UK business (“Glasgow”), our SSCI/West Lafayette business (“SSCI”) and Oso Biopharmaceuticals Manufacturing, LLC (“OsoBio”), statements regarding the business interruption event at the Albuquerque, New Mexico facility and the time and resources involved in the remediation thereof and the impact of such event on the Company’s results of operations, past and future acquisitions or divestitures, earnings, contract revenues, costs and margins, patent protection, Allegra® and Actavis royalty revenue, statements regarding pending litigation matters, government regulation, retention and recruitment of employees, customer spending and business trends, foreign operations, including increasing options and solutions for customers, business growth and the expansion of the Company’s global market, clinical supply manufacturing, management’s strategic plans, drug discovery, product commercialization, license arrangements, research and development projects and expenses, revenue and expense expectations for future periods, long-lived asset impairment, pension and postretirement benefit costs, competition and tax rates. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that could cause such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 16, 2015, and Part II Item 1A, “Risk Factors,” in this Form 10-Q. All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future, except as required by law. References to “AMRI”, the “Company,” “we,” “us,” and “our,” refer to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole.

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

In addition to providing an integrated services model for outsourcing, we offer our customers the option of insourcing. With our world class expertise in managing high performing groups of scientists, this option allows us to embed our scientists into the customer’s facility allowing the customer to cost-effectively leverage their unused laboratory space.

As our customers continue to seek innovative new strategies for R&D efficiency and productivity, we are aggressively realigning our business and resources to address their needs. We use a cross-functional approach that maximizes the strengths of both insourcing and outsourcing, by leveraging AMRI’s people, know-how, facilities, expertise and global project management to provide exactly what is needed across the discovery, development or manufacturing process. We have also streamlined our sales and marketing organization to optimize cross-selling opportunities and have enhanced our commitment to quality with the appointment of key personnel, underscoring our dedication to client service. Our improved organizational structure, combined with more focused marketing efforts, should enable us to continue to drive long term growth and profitability.

Over the last few years, we have implemented a number of organizational and rationalization initiatives and acquired new businesses to better align our operations to most efficiently support our customer’s needs and grow our revenue and overall profitability. The goal of these restructuring activities has been to advance our strategy of increasing global competitiveness and managing costs by aligning resources to meet shifting customer demand and market preferences, while optimizing our location footprint. Our acquisitions enhance and complement our existing service offerings and are expected to contribute to our growth.

Our backlog of open manufacturing orders and accepted service contracts was $172.9 million at March 31, 2015 as compared to $115.9 million at March 31, 2014. Our manufacturing and services contracts are completed over varying durations, from short to extended periods of time.

We believe our aggregate backlog as of any date is not necessarily a meaningful indicator of our future results for a variety of reasons. First, contracts vary in duration, and therefore the timing and amount of revenues recognized from backlog can vary from period to period. Second, the Company’s manufacturing and services contracts are of a nature that a customer may, at its option, cancel or delay the timing of delivery, which would change our projections concerning the timing and extent to which revenue may be recognized. In addition, the value of the Company’s services contracts that are conducted on a time and materials or full-time equivalent basis are based on estimates, from which actual revenue generated could vary. Finally, there is no assurance that projects included in backlog will not be terminated or delayed at any time by customers or regulatory authorities. We cannot provide any assurance that we will be able to realize all or most of the net revenues included in backlog or estimate the portion to be filled in the current year.

Results of Operations – Three Months ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Our total revenue for the quarter ended March 31, 2015 was $81.8 million, which included $75.1 million from our contract service business and $6.7 million from royalties on sales of Allegra/Telfast and certain products sold by Actavis. Consolidated gross margin was 22.7% for the quarter ended March 31, 2015 as compared to 18.5% for the quarter ended March 31, 2014.

During the three months ended March 31, 2015, cash provided by operations was $4.4 million compared to cash used in operations of $8.1 million for the same period of 2014. The change from the three months ended March 31, 2015 was primarily driven by a decrease in accounts receivable balances, as well as an increase in accounts payable and accrued expenses during the quarter. During the three months ended March 31, 2015, we spent $4.1 million on capital expenditures, primarily related to growth and maintenance of our existing facilities. During the three months ended March 31, 2015, we spent $23.5 million to acquire Glasgow and $35.8 million to acquire SSCI. Our net loss was $2.2 million during the three months ended March 31, 2015, largely due to the impact of restructuring and property impairment charges related to the closing of our UK facility.

Operating Segment Data

We’ve organized our operations into the Discovery and Development Services (“DDS”), Large Scale API (“API”) and Drug Products segments. The DDS includes activities such as drug lead discovery, optimization, drug development and small scale commercial manufacturing. API includes pilot to commercial scale manufacturing of active pharmaceutical ingredients and intermediates and high potency and controlled substance manufacturing. Drug Product includes formulation through commercial scale production of complex liquid-filled and lyophilized injectable formulations. Corporate activities include sales and marketing and administrative functions, as well as research and development costs that have not been allocated to the operating segments. Prior period disclosures have been adjusted to reflect the changes in reportable segments that took place in the third quarter of 2014 in conjunction with the purchase of OsoBio.

A portion of the 2014 amounts were reclassified from DDS to API to better align business activities within our reporting segments. This reclassification impacted contract revenue and cost of revenues for 2014.

Revenue

Total contract revenue

Contract revenue consists primarily of fees earned under manufacturing or service contracts with third-party customers. Our contract revenues for each of our DDS, API and Drug Product segments were as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014

DDS	$19,263	$18,990
API	37,848	29,760
Drug Product	18,020	2,288
Total	$75,131	$51,038

DDS contract revenue for the three months ended March 31, 2015 remained consistent from 2014 primarily due to incremental revenue from our acquisition of the SSCI business in February 2015, offset by decreases in our U.S. chemistry services and U.S. development and small-scale services. We currently expect DDS contract revenue for full year 2015 to increase from amounts in 2014 driven by improved facility utilization at all of our sites as well as incremental revenue from our acquisition of the SSCI business.

API contract revenue for the three months ended March 31, 2015 increased from 2014 primarily due to an increase in commercial demand at our existing U.S. manufacturing facilities as well as incremental revenue of $3.1 million from the Cedarburg acquisition which we completed in April 2014. These increases were partially offset by a decrease in demand in large-scale services at our facility in the UK. We currently expect continued growth in API contract revenue for full year 2015 due to on-going demand for our commercial and clinical manufacturing services worldwide, and full year revenue from Cedarburg.

Drug Product contract revenue for the three months ended March 31, 2015 increased from 2014 due to $11.3 million in revenue from the acquisition of OsoBio, $4.0 million from our acquisition of the Glasgow, UK facility in January 2015, and increased demand at our Burlington, MA facility. We currently expect continued growth in Drug Product contract revenue for full year 2015 due to a full year of revenue from OsoBio, the incremental revenue from our Glasgow, UK facility and continued demand at our Burlington facility.

Recurring royalty revenue

Three Months Ended March 31,
2015	2014
(in thousands)
$6,685	$8,283

The largest portion of our recurring royalties relates to worldwide sales of Allegra/Telfast and Sanofi over-the-counter product and authorized generics. Additionally, beginning in the third quarter of 2012 we have earned recurring royalty revenue in conjunction with a Development and Supply Agreement with Actavis.

Recurring royalties decreased during the three months ended March 31, 2015 as compared to 2014 as a result of additional patent expirations. These amounts were partially offset by an increase in Actavis royalties during the period. We currently expect full year 2015 recurring royalties to decline due to the expiration of the patents underlying the Allegra royalties in the second quarter of 2015.

The recurring royalties we receive on the sales of Allegra/Telfast have historically provided a material portion of our revenues, earnings and operating cash flows. We have been issued various United States and international patents covering fexofenadine HC1 and certain related manufacturing processes. These U.S. patents began to expire in November 2013. The international patents began to expire in 2014 and most of these patents are covered by our license agreements with Sanofi. We continue to develop our business in an effort to supplement the revenues, earnings and operating cash flows that have historically been provided by Allegra/Telfast royalties.

Costs and Expenses

Cost of contract revenue

Cost of contract revenue consists of compensation and associated fringe benefits for employees, chemicals, depreciation and other indirect project related costs. Cost of contract revenue for our DDS, API and Drug Product segments were as follows:

	Three Months Ended March 31,
Segment	2015	2014
(in thousands)
DDS	$14,756	$15,627
API	28,583	23,245
Drug Product	14,800	2,738
Total	$58,139	$41,610

DDS Gross Margin	23.4%	17.7%
API Gross Margin	24.5%	21.9%
Drug Product Gross Margin	17.9%	(19.7)%
Total Gross Margin	22.7%	18.5%

DDS contract revenue gross margin percentage increased for the three months ended March 31, 2015 compared to the same period in 2014. This increase is primarily due to cost reduction initiatives and facility optimization. We currently expect DDS contract margin for 2015 to improve over amounts recognized in 2014 primarily due to the full year benefit of previous cost reduction initiatives and facility optimization.

API contract revenue gross margin percentage increased for the three months ended March 31, 2015 compared to the same period in 2014 due to an increase in higher margin commercial sales. We currently expect improvement in API contract margins for 2015 driven by an increase in capacity utilization at all of our large-scale facilities worldwide.

Drug Product contract revenue gross margin percentage increased for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to the addition of revenue from higher gross margin products sold by OsoBio, which was acquired in July 2014, the benefit of the Glasgow business acquired in January 2015 and increased utilization at our Burlington, MA facility. We currently expect continued improvement in Drug Product contract margins for 2015 driven by these factors and also by increased overall capacity utilization.

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

Three Months Ended March 31,
2015	2014
(in thousands)
$382	$593

We expect technology incentive award expense to generally fluctuate directionally and proportionately with fluctuations in Allegra royalties in future periods. Technology incentive award expense decreased for the three months ended March 31, 2015 as compared to the same period in the prior year due to the decrease in Allegra recurring royalty revenue as discussed above.

Research and development

Research and development (“R&D”) expense consists of compensation and benefits for scientific personnel for work performed on proprietary technology R&D projects, costs of chemicals, materials, outsourced activities and other out of pocket costs and overhead costs.

Our R&D activities are primarily accounted for in our API segment and relate to the potential manufacture of new products, the development of processes for the manufacture of generic products with commercial potential, and the development of alternative manufacturing processes.

Research and development expenses were as follows:

Three Months Ended March 31,
2015	2014
(in thousands)
$490	$79

R&D expense for the three months ended March 31, 2015 increased compared to the same period in 2014 relating primarily to development efforts towards new niche generic products. We currently expect 2015 R&D expense to be generally consistent with 2014.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist of compensation and related fringe benefits for sales, marketing, operational and administrative employees, professional service fees, marketing costs and costs related to facilities and information services. SG&A expenses were as follows:

Three Months Ended March 31,
2015	2014
(in thousands)
$17,474	$10,629

SG&A expenses for the three months ended March 31, 2015 increased compared to the same period in 2014 primarily due to costs associated with investments made to grow the business, merger and acquisition activities, including the acquisitions of Glasgow and SSCI as well as incremental SG&A costs, including amortization of identifiable intangible assets, from the acquired businesses. We currently expect SG&A expenses for 2015 to increase due to a full year of operations at our Cedarburg and OsoBio locations, and incremental costs as a result of the acquisitions of Glasgow and SSCI in early 2015, but to remain relatively flat as a percentage of revenue when compared to 2014.

Postretirement benefit plan settlement gain

Three Months Ended March 31,
2015		2014
(in thousands)
$	−	$(1,285)

In the first quarter of 2014, we recognized a gain on settlement of post-retirement liability in the API segment.

Restructuring

Three Months Ended March 31,
2015	2014
(in thousands)
$1,487	$230

In the first quarter of 2015, we announced a proposal, subject to consultation with our UK workforce, to close our UK facility in Holywell, Wales, within the API segment. Following the consultation process, on April 2, 2015, we announced a restructuring plan and expectation to cease operations at the UK facility in Holywell, Wales by December 31, 2015. These actions taken are consistent with our ongoing efforts to consolidate our facility resources to more effectively utilize our resource pool and to further reduce our facility cost structure.

Restructuring charges for the three months ended March 31, 2015 consist primarily of personnel realignment costs and termination costs of the UK facility, and also include costs associated with the closure of the Syracuse, NY and Bothell, WA sites, which ceased operations in 2014 and 2012, respectively.

During the first quarter of 2014, we recorded restructuring charges of $0.2 million primarily related to the administrative costs associated with finalizing the closure of our Hungarian legal entity and our facility in Budapest, Hungary.

Impairment Charges

Three Months Ended March 31,
2015	2014
(in thousands)
$2,615	$	−

In the first quarter of 2015, we recorded property and equipment impairment charges of $2.6 million in our API segment associated with the Company’s decision to cease operations at our UK facility in Holywell, Wales. There were no similar charges taken in the first quarter of 2014.

Interest expense, net

	Three Months Ended March 31,
(in thousands)	2015	2014

Interest expense	$(3,042)	$(2,619)
Interest income	6	3
Interest expense, net	$(3,036)	$(2,616)

Net interest expense increased for the three months ended March 31, 2015 from the same period in 2014 primarily due to increased levels of outstanding debt used to finance our acquisitions as well as an increase in amortization of deferred financing costs related to our line of credit.

Other income (expense), net

Three Months Ended March 31,
2015	2014
(in thousands)
$469	$(40)

Other income for the three months ended March 31, 2015 was primarily related to rates associated with foreign currency transactions.

Income tax expense

Three Months Ended March 31,
2015	2014
(in thousands)
$885	$1,309

Income tax expense for the three months ended March 31, 2015 decreased as compared to the same period in the prior year due to a decrease in pre-tax income at the Company’s U.S. locations, partially offset by changes in the composition of pre-tax income and losses in relation to the applicable tax rates at our various locations worldwide.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows and proceeds from borrowings. As of March 31, 2015, we had $32.2 million in cash, cash equivalents, and restricted cash and $200.9 million in bank and other related debt.

During the first quarter of 2015, we generated cash of $4.4 million from operating activities, compared to cash used in operations of $8.1 million during the same period in 2014. The increase was primarily driven by an increase in cash collections from customer receivables within the quarter and an increase in accounts payable and accrued expenses during the quarter.

During the first quarter of 2015, cash used in investing activities was $63.5 million, resulting primarily from the use of $35.8 million in cash to acquire SSCI, $23.5 million to acquire the facility in Glasgow, UK, and $4.1 million used for the acquisition of property and equipment. Additionally, during the first quarter of 2015, we generated cash of $41.1 million from financing activities, relating primarily from borrowings on our revolving line of credit and proceeds from stock issuances resulting from exercises of stock options and employee stock purchase plan purchases.

Working capital, defined as current assets less current liabilities, was $136.0 million at March 31, 2015 as compared to $142.3 million as of December 31, 2014. This decrease primarily relates to a decrease in cash to fund acquisitions and increases in accounts payable and accrued liabilities.

In December 2013, we issued $150 million of 2.25% Cash Convertible Senior Notes (the “Notes”), which generated net proceeds of $134.8 million, which includes the associated warrants, convertible note hedges and bank fees. In connection with the offering of these Notes, we entered into convertible note hedging transactions with two counterparties. We also entered into warrant transactions in which we sold warrants of our common stock to the counterparties. We paid the counterparties approximately $33.6 million for the convertible note hedge and received approximately $23.1 million from the counterparties for the warrants. See Note 5 for additional information regarding these transactions.

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

The balance required to be maintained as restricted cash must be at least 110% of the maximum potential amount of the outstanding letters of credit.  As of March 31, 2015 we had $3.1 million of outstanding letters of credit secured by restricted cash of $3.7 million. The amount available to be borrowed under the revolving line of credit at March 31, 2015 was $40,000.

On October 24, 2014, we entered into a $50.0 million senior secured credit agreement (the “Credit Agreement”) consisting of a 3-year, $50.0 million revolving credit facility, which includes a $15.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swing line loans. The Credit Agreement also included an accordion feature that, subject to securing additional commitments from existing lenders or new lending institutions, allowing us to increase the aggregate commitments under the Credit Agreement by up to $10.0 million. On December 23, 2014, the Credit Agreement was amended to increase the available commitment to $75.0 million, increasing and using the accordion feature in its entirety. At March 31, 2015, the amount available to be borrowed under this agreement is zero.

Borrowings made under the Credit Agreement bear interest at (a) the one-month, three-month or six-month LIBOR rate (the “LIBOR Rate”) or (b) a base rate determined by reference to the highest of (i) the Barclays Bank PLC prime rate, (ii) the United States federal funds rate plus 0.50% and (iii) a daily rate equal to the one-month LIBOR Rate plus 1.0% (the “Base Rate”), plus an applicable margin of 2.25% per annum for LIBOR Rate loans and 1.25% per annum for Base Rate loans. As of March 31, 2015 the interest rate on the Credit Agreement was 2.5%.

The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Outside of the borrowings on the revolving line of credit, there have been no material changes to our contractual obligations at March 31, 2015. As of March 31, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to business combinations, inventories, goodwill and intangibles, other long-lived assets, derivative instruments and hedging activities, pension and postretirement benefit plans, income taxes and contingencies, among other effects. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We refer to the policies and estimates set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no material changes or modifications to the policies since December 31, 2014.

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU No 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which updated guidance to clarify the required presentation of debt issuance costs.   The amended guidance requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying amount of the recognized debt liability, consistent with the treatment of debt discounts.   Amortization of debt issuance costs is to be reported as interest expense.   The recognition and measurement guidance for debt issuance costs are not affected by the updated guidance. The updated guidance is effective for reporting periods beginning after December 15, 2015.   Early adoption is permitted.  We do not expect this ASU to have a material impact on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period, be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. We do not expect this ASU to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers: (Topic 606)." This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in ASC Topic 605, "Revenue Recognition," and most industry-specific guidance. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of ASC Topic 360, "Property, Plant, and Equipment," and intangible assets within the scope of ASC Topic 350, "Intangibles-Goodwill and Other") are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. We are currently evaluating the impact this ASU will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes with respect to the information on Quantitative and Qualitative Disclosures about Market Risk appearing in Part II, Item 7A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part II, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents share repurchases during the three months ended March 31, 2015:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2015 – January 31, 2015	15,313	$15.89	N/A	N/A
February 1, 2015 – February 28, 2015	12,720	$16.33	N/A	N/A
March 1, 2015 – March 31, 2015	1,524	$17.40	N/A	N/A
Total	29,557	$16.16	N/A	N/A

(1) Consists of shares repurchased by the Company for certain employee’s restricted stock that vested to satisfy minimum tax withholding obligations that arose on the vesting of the restricted stock.

Item 6.    Exhibits

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	XBRL (eXtensible Business Reporting Language). The following materials from Albany Molecular Research, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) notes to consolidated financial statements.

* This certification is not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALBANY MOLECULAR RESEARCH, INC.

Date: May 8, 2015	By:	/s/ Felicia Ladin
Felicia Ladin
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

