Form 10-Q
period 2015-06-30
ALBANY MOLECULAR RESEARCH INC
filed 2015-08-07
CIK 1065087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015
Common Stock, $.01 par value	35,453,069 excluding treasury shares of 5,501,984

ALBANY MOLECULAR RESEARCH, INC.

PART I — FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements (Unaudited)

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except for per share data)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Contract revenue	$85,226	$61,474	$160,358	$112,512
Recurring royalties	4,322	6,705	11,007	14,988
Total revenue	89,548	68,179	171,365	127,500

Cost of contract revenue	64,668	45,038	122,807	86,648
Technology incentive award	179	424	560	1,017
Research and development	384	128	875	207
Selling, general and administrative	16,518	12,747	33,992	23,376
Postretirement benefit plan settlement gain	–	–	–	(1,285)
Restructuring charges	1,632	1,042	3,119	1,272
Impairment charges	–	3,718	2,615	3,718
Total operating expenses	83,381	63,097	163,968	114,953

Income from operations	6,167	5,082	7,397	12,547

Interest expense, net	(3,179)	(3,065)	(6,214)	(5,681)
Other income (expense), net	634	(192)	1,103	(232)

Income before income taxes	3,622	1,825	2,286	6,634

Income tax expense (benefit)	1,315	(1,899)	2,202	(590)

Net income	$2,307	$3,724	$84	$7,224

Basic income per share	$0.07	$0.12	$0.00	$0.23

Diluted income per share	$0.07	$0.11	$0.00	$0.22

See notes to unaudited condensed consolidated financial statements.

3

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$2,307	$3,724	$84	$7,224
Foreign currency translation gain	1,742	364	596	1,008
Net actuarial gain of pension and postretirement benefits	154	101	308	186
Total comprehensive income	$4,203	$4,189	$988	$8,418

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(Dollars and shares in thousands, except per share data)	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$42,556	$46,995
Restricted cash	3,000	4,052
Accounts receivable, net	79,068	72,123
Royalty income receivable	4,450	5,061
Income tax receivable	2,295	—
Inventory	60,605	49,880
Prepaid expenses and other current assets	11,281	10,558
Deferred income taxes	2,280	2,343
Property and equipment held for sale	1,132	—
Total current assets	206,667	191,012

Property and equipment, net	175,045	165,475
Notes hedges	81,157	58,928
Goodwill	94,044	61,778
Intangible assets and patents, net	39,563	32,548
Deferred income taxes	1,220	4,884
Other assets	4,888	5,328
Total assets	$602,584	$519,953
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$49,503	$35,757
Deferred revenue and licensing fees	10,092	11,171
Arbitration reserve	—	327
Income taxes payable	—	350
Accrued pension benefits	509	638
Current installments of long-term debt	455	447
Total current liabilities	60,559	48,690
Long-term liabilities:
Long-term debt, excluding current installments	201,651	159,980
Notes conversion derivative	81,157	58,928
Pension and postretirement benefits	7,856	8,167
Other long-term liabilities	2,336	2,366
Total liabilities	353,559	278,131
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 38,742 shares issued as of June 30, 2015 and 38,098 shares issued as of December 31, 2014	387	381
Additional paid-in capital	250,700	243,874
Retained earnings	79,716	79,632
Accumulated other comprehensive loss, net	(13,530)	(14,434)
	317,273	309,453
Less, treasury shares at cost, 5,501 shares as of June 30, 2015 and 5,465 shares as of December 31, 2014	(68,248)	(67,631)
Total stockholders’ equity	249,025	241,822
Total liabilities and stockholders’ equity	$602,584	$519,953

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
(Dollars in thousands)	June 30, 2015	June 30, 2014

Operating activities
Net income	$84	$7,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible amortization	11,762	8,025
Deferred financing amortization	534	1,033
Accretion of discount on long-term debt	3,057	2,823
Deferred income taxes	826	(2,492)
Loss on disposal of property and equipment	101	126
Impairment charges	2,615	3,718
Allowance for bad debts	509	33
Stock-based compensation expense	3,019	1,957
Gain on settlement of post-retirement liability	-	(1,285)
Excess tax benefit of stock option exercises	(1,727)	(1,080)
Changes in operating assets and liabilities that provide (use) cash, net of impact of business combinations:
Accounts receivable	43	(5,460)
Royalty income receivable	611	982
Inventory	(10,481)	(8,823)
Prepaid expenses and other assets	456	(2,263)
Accounts payable and accrued expenses	10,318	(1,105)
Income taxes	1,894	47
Deferred revenue and licensing fees	(3,573)	1,010
Pension and postretirement benefits	36	(118)
Other long-term liabilities	(72)	13
Net cash provided by operating activities	20,012	4,365

Investing activities
Purchase of businesses, net of cash acquired	(59,656)	(38,704)
Purchases of property and equipment	(7,541)	(6,446)
Payments for patent applications and other costs	(54)	(198)
Proceeds from disposal of property and equipment	31	–
Net cash used in investing activities	(67,220)	(45,348)

Financing activities
Borrowings on long-term debt	39,000	–
Principal payments on long-term debt	(376)	(4,988)
Deferred financing costs	(11)	(222)
Change in restricted cash	1,052	(1,943)
Proceeds from sale of common stock	2,087	1,519
Purchases of treasury stock	(617)	(422)
Excess tax benefit of stock option exercises	1,727	1,080
Net cash provided by financing activities	42,862	(4,976)

Effect of exchange rate changes on cash and cash equivalents	(93)	448

Decrease in cash and cash equivalents	(4,439)	(45,511)

Cash and cash equivalents at beginning of period	46,995	175,928

Cash and cash equivalents at end of period	$42,556	$130,417

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as of June 30, 2015. All intercompany balances and transactions have been eliminated during consolidation. Assets and liabilities of non-U.S. operations are translated at period-end rates of exchange, and the statements of operations are translated at the average rates of exchange for the period. Unrealized gains or losses resulting from translating non-U.S. currency financial statements are recorded in accumulated other comprehensive loss in the accompanying unaudited condensed consolidated balance sheets. When necessary, prior years’ unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.

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

Recurring Royalty and Milestone Revenues

Recurring Royalty Revenue. Recurring royalties have historically related to royalties under a license agreement with Sanofi based on the worldwide net sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere, as well as on sales of Sanofi’s authorized or licensed generics and sales by certain authorized sub-licensees. These royalty payments ceased in May 2015 due to the expiration of patents under the license agreement. The Company currently receives royalties in conjunction with a Development and Supply Agreement with Allergan, plc (“Allergan”). These royalties are earned on net sales of a generic product sold by Allergan. The Company records royalty revenue in the period in which the net sales of this product occur. Royalty payments from Allergan are due within 60 days after each calendar quarter and are determined based on sales of the qualifying products in that quarter.

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

The Company has determined the milestones contained in the Genovi Agreements to be substantive milestones in accordance with ASC 605-28-25, “Revenue Recognition – Milestone Method” (“ASC 605”). In evaluating the milestones included in the Genovi Agreements, the Company considered the following:

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

For both the three months and six months ended June 30, 2015 and 2014, no milestone revenue was recognized by the Company.

Proprietary Drug Development Arrangements

The Company has discovered and conducted the early development of several new drug candidates, with a view to out-licensing these candidates to partners for further development in return for a potential combination of up-front license fees, milestone payments and recurring royalty payments if compounds resulting from our intellectual property are successfully developed into new drugs and reach the market. The milestones included in the Company’s current license arrangements would not have a significant impact on the Company’s consolidated operating results, financial position, or cash flows.

Cash, Cash Equivalents and Restricted Cash

Cash equivalents consist of money market accounts and overnight deposits. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted cash balances at June 30, 2015 and December 31, 2014, are required as collateral for the letters of credit associated with our debt agreements.

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

Recently Issued Accounting Pronouncements

In July 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-11, “Simplifying the measurement of inventory.” This ASU simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016 and for interim periods therein. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. The ASU applies to entities that measure an investment’s fair value using the net asset per share (or an equivalent) practical expedient, while the amendments of the ASU eliminate the requirement to classify the investment within the fair value hierarchy. In addition, the requirement to make specific disclosures for all investments eligible to be assessed at fair value with the net asset value per share practical expedient has been removed. Instead, such disclosures are restricted only to investments that the entity has decided to measure using the practical expedient. The amendments in this ASU apply for fiscal years starting after December 15, 2015, and the interim periods within. The amendments are to be applied retrospectively to all periods offered, with early adoption permitted. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which updated guidance to clarify the required presentation of debt issuance costs.   The amended guidance requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying amount of the recognized debt liability, consistent with the treatment of debt discounts.   Amortization of debt issuance costs is to be reported as interest expense.   The recognition and measurement guidance for debt issuance costs are not affected by the updated guidance. The updated guidance is effective for reporting periods beginning after December 15, 2015.   Early adoption is permitted.  The Company does not expect this ASU to have a material impact on its consolidated financial statements. At June 30, 2015, the Company has $3,534 of debt issuance costs included in other assets.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers: (Topic 606)." This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in ASC Topic 605, "Revenue Recognition," and most industry-specific guidance. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of ASC Topic 360, "Property, Plant, and Equipment," and intangible assets within the scope of ASC Topic 350, "Intangibles-Goodwill and Other") are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved the deferral of the effective date to calendar years beginning after December 15, 2017. Early adoption is not permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

Note 2 — Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average common shares outstanding - basic	32,124	31,490	31,999	31,385
Dilutive effect of warrants	179	-	90	-
Dilutive effect of share-based compensation	923	1,128	950	1,091
Weighted average common shares outstanding - diluted	33,226	32,618	33,039	32,476

The Company has excluded certain outstanding stock options, non-vested restricted stock and warrants from the calculation of diluted earnings per share for the three and six months ended June 30, 2015 because of anti-dilutive effects. The weighted average number of anti-dilutive common equivalents outstanding (before the effects of the treasury stock method) was 271 and 9,637 for the three months ended June 30, 2015 and 2014, respectively, and 194 and 9,886 for the six months ended June 30, 2015 and 2014, respectively. These amounts are not included in the calculation of weighted average common shares outstanding.

Note 3 – Business Acquisitions

On January 8, 2015 the Company completed the purchase of all of the outstanding equity interests of Aptuit's Glasgow, UK business (“Glasgow”) for total consideration of $23,635. The Glasgow facility will extend the Company’s capabilities to sterile injectable drug product pre-formulation, formulation and clinical stage manufacturing. Glasgow has been assigned to the Drug Product Manufacturing (“DPM”) segment.

The following table summarizes the preliminary allocation of the purchase price to the fair value of the net assets acquired:

January 8, 2015
Assets Acquired
Accounts receivable	$3,395
Prepaid expenses and other current assets	95
Inventory	1,479
Property and equipment	4,285
Intangible assets	4,700
Goodwill	13,656
Other long term-assets	33
Total assets acquired	$27,643

Liabilities Assumed
Accounts payable and accrued expenses	$1,544
Deferred revenue	2,276
Other long-term liabilities	188
Total liabilities assumed	4,008
Net assets acquired	$23,635

The goodwill of $13,656 is primarily attributed to the synergies expected to arise after the acquisition and is not deductible for tax purposes.

On February 13, 2015 the Company completed the purchase of assets and assumed certain liabilities of Aptuit's Solid State Chemical Information/West Lafayette, Indiana business (“SSCI”) for total consideration of $36,021. SSCI brings extensive material science knowledge and technology and expands the Company’s capabilities in analytical testing to include peptides, proteins and oligonucleotides. SSCI has been assigned to the Discovery and Development Services (“DDS”) segment.

The following table summarizes the preliminary allocation of the purchase price to the fair value of the net assets acquired:

February 13, 2015
Assets Acquired
Accounts receivable	$2,327
Prepaid expenses and other current assets	801
Property and equipment	11,976
Intangible assets	3,560
Goodwill	18,055
Other long term assets	171
Total assets acquired	$36,890

Liabilities Assumed
Accounts payable and accrued expenses	$647
Deferred revenue	222
Total liabilities assumed	869
Net assets acquired	$36,021

The goodwill of $18,055 is primarily attributed to the synergies expected to arise after the acquisition and is deductible for tax purposes.

For both Glasgow and SSCI, final valuations will be completed to determine the fair value of the acquired property and equipment and any identifiable intangibles, which may result in changes to the above preliminary estimated fair values, as well as changes to the allocated goodwill.

Revenue and operating income from Glasgow for the period January 9, 2015 to June 30, 2015 was $7,449 and $1,739, respectively. Revenue and operating income from SSCI for the period ended February 13, 2015 to June 30, 2015 was $6,086 and $1,075, respectively.

The following table shows the unaudited combined condensed pro forma statements of operations for the three and six months ended June 30, 2015 and 2014, respectively, as if the Glasgow and SSCI acquisitions had occurred on January 1, 2014. This pro forma information does not purport to represent what the Company’s actual results would have been if the acquisitions had occurred as of the date indicated or what such results would be for any future periods.

	Three months ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Total revenues	$74,284	$172,723	$138,993
Net Income	3,535	323	5,164
Earnings per share:
Basic	$0.11	$0.01	$0.16
Diluted	$0.11	$0.01	$0.16

For the six month periods ended June 30, 2015 and 2014, pre-tax net income was adjusted by reducing expenses by $985 for acquisition related costs and by increasing expenses by $985 for acquisition related costs, respectively.

For the six months ended June 30, 2015 pre-tax net income was adjusted by increasing expenses by $471 for purchase accounting related depreciation and amortization. For the three and six months ended June 30, 2014 pre-tax net income was adjusted by increasing expenses by $700 and $1,400, respectively for purchase accounting related depreciation and amortization.

The Company funded the acquisitions of SSCI and Glasgow utilizing the proceeds from a $75,000 senior secured credit agreement that was completed in October of 2014. The Company did not have sufficient cash on hand to complete these acquisitions as of January 1, 2014. For the purposes of presenting the pro forma combined condensed statement of operations for the three and six months ended June 30, 2014, the Company has included the assumption of bridge financing as of January 1, 2014 to fund the acquisition of SSCI and Glasgow as of that date. The pro forma combined condensed statement of operations for the three and six months reflects the recognition of interest expense on the assumed bridge financing for the period January 1, 2014 to June 30, 2014, using the rate of interest that the Company paid on its senior secured credit facility. For the six months ended June 30, 2015, pre-tax net income was adjusted by $0 and $98 of pro forma interest expense on the senior secured facility to assume that the amount had been outstanding for the entire three and six month periods. For the three and six months ended June 30, 2014, pre-tax net income was adjusted by $375 and $750, respectively, of pro forma interest expense on the senior secured facility.

Note 4 — Inventory

Inventory consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Raw materials	$28,040	$24,298
Work in process	8,586	4,563
Finished goods	23,979	21,019
Total inventories, at cost	$60,605	$49,880

Note 5 –Debt

The following table summarizes long-term debt:

	June 30, 2015	December 31, 2014
Convertible senior notes, net of unamortized debt discount	$125,753	$122,696
Revolving credit facility	74,000	35,000
Industrial development authority bond	2,080	2,390
Capital leases – equipment & other	273	341
	202,106	160,427
Less current portion	(455)	(447)
Total long-term debt	$201,651	$159,980

The aggregate maturities of long-term debt, exclusive of unamortized debt discount of $24,247 at June 30, 2015, are as follows:

2015 (remaining)	$69
2016	448
2017	74,397
2018	150,349
2019	350
Thereafter	740
Total	$226,353

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

The cash conversion feature of the Notes (“Notes Conversion Derivative”) requires bifurcation from the Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. The fair value of the Notes Conversion Derivative at the time of issuance of the Notes was $33,600 and was recorded as original debt discount for purposes of accounting for the debt component of the Notes. This discount is amortized as interest expense using the effective interest method over the term of the Notes. For the three and six months ended June 30, 2015, the Company recorded $1,542 and $3,057, respectively, of amortization of the debt discount as interest expense based upon an effective rate of 7.69%.

The components of the Notes were as follows:

	June 30, 2015	December 31, 2014
Principal amount	$150,000	$150,000
Unamortized debt discount	24,247	27,304
Net carrying amount of Notes	$125,753	$122,696

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

Neither the Notes Conversion Derivative nor the Notes Hedges qualify for hedge accounting, thus any changes in the fair market value of the derivatives is recognized immediately in the statement of operations. As of June 30, 2015 and June 30, 2014, the changes in fair market value of the Notes Conversion Derivative and the Notes Hedges were equal, therefore there was no change in fair market value that was recognized in the statement of operations.

The following table summarizes the fair value and the presentation in the consolidated balance sheet:

	Location on Balance Sheet	June 30, 2015	December 31, 2014
Notes Hedges	Other assets	$81,157	$58,928
Notes Conversion Derivative	Other liabilities	$(81,157)	$(58,928)

The Company’s convertible notes are not convertible into the Company’s common stock or any other securities under any circumstances.  Holders may convert their notes solely into cash at their option during any calendar quarter commencing after the calendar quarter ending on December 31, 2013 (and only during such calendar quarter),  if the last reported sale price of the Company’s common stock  for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the notes’ conversion price of $15.63, or $20.32, on each applicable trading day.  Holders of the notes may not convert their notes into cash during the quarter ending September 30, 2015, as the conditions for conversion were not met based on the closing price of the our common stock during the 30 consecutive trading days ended June 30, 2015.  The average closing price for the Company’s common stock for the three months ended June 30, 2015 was $19.30.

Term Loan and Revolving Credit Facility

In April 2012, the Company entered into a $20,000 credit facility consisting of a four-year, $5,000 term loan and a $15,000 revolving line of credit. In April 2014, the Company utilized the balance of restricted cash to pay off the balance of the term loan, thereby eliminating the term loan liability. In June 2014, the Company terminated the credit agreement while still maintaining the letters of credit, thus requiring the Company to continue to maintain restricted cash to collateralize these letters of credit.

The balance required to be maintained as restricted cash must be at least 110% of the maximum potential amount of the outstanding letters of credit.  As of June 30, 2015, the Company had $2,111 of outstanding letters of credit secured by restricted cash of $3,000 and $960 of outstanding letters of credit that were unsecured.

On October 24, 2014, the Company entered into a $50,000 senior secured credit agreement (the “Credit Agreement”) consisting of a three-year, $50,000 revolving credit facility, which includes a $15,000 sublimit for the issuance of standby letters of credit and a $5,000 sublimit for swing line loans. The Credit Agreement also included an accordion feature that, subject to securing additional commitments from existing lenders or new lending institutions, would have allowed the Company to increase the aggregate commitments under the Credit Agreement by up to $10,000. On December 23, 2014, the Credit Agreement was amended to increase the available commitment to $75,000, increasing and using the accordion feature in its entirety. The amount available to be borrowed under the Credit Agreement at June 30, 2015 was $40.

Borrowings made under the Credit Agreement bear interest at (a) the one-month, three-month or six-month LIBOR rate (the “LIBOR Rate”) or (b) a base rate determined by reference to the highest of (i) the Barclays Bank PLC prime rate, (ii) the United States federal funds rate plus 0.50% and (iii) a daily rate equal to the one-month LIBOR Rate plus 1.0% (the “Base Rate”), plus an applicable margin of 2.25% per annum for LIBOR Rate loans and 1.25% per annum for Base Rate loans. As of June 30, 2015 the interest rate on the Credit Agreement was 2.54%.

The Credit Agreement contains financial covenants, including maximum total leverage ratio and minimum consolidated current assets and extends for the remaining term of the agreement. As of June 30, 2015, the Company was in compliance with its current financial covenants.

Refer to Note 15 for a discussion on the Company’s subsequent financing in July of 2015.

Note 6 — Restructuring and Impairment

In April 2015, the Company announced a restructuring plan with respect to certain operations in the UK, within its Active Pharmaceutical Ingredients (“API”) business segment. In connection with the restructuring plan, the Company expects to cease all operations at its Holywell, UK facility effective in the fourth quarter or before December 31, 2015. The Company recorded $1,212 and $2,476 in charges for reduction in force and termination benefits related to the UK facility during the three and six months ended June 30, 2015, respectively. In conjunction with the Company’s actions to cease operations at its Holywell, UK facility, the Company also recorded property and equipment impairment charges of $2,550 in the API segment in the first quarter of 2015. These charges are included under the caption “impairment charges” on the consolidated statement of operations. The Company is in the process of assessing which fixed assets will be transferred to other Company facilities. Equipment that will not be transferred or recovered through sale may be subject to accelerated depreciation over the remaining operating period of the facility.

In the third quarter of 2014, the Company recorded restructuring charges related to optimizing the Singapore facility’s footprint. In April 2014, the Company announced a restructuring plan transitioning Discovery and Development Services (“DDS”) activities at its Syracuse, N.Y. site to other sites within the Company and ceased operations in Syracuse, NY at the end of June 2014. The actions taken are consistent with the Company’s ongoing efforts to consolidate its facility resources to more effectively utilize its discovery and development resource pool and to further reduce its facility cost structure.

Restructuring charges for the three and six months ended June 30, 2015 were $1,632 and $3,119, respectively, consisting primarily of UK termination charges and costs associated with the transfer of continuing products from the Holywell facility to other manufacturing locations as well as, lease termination and other charges associated with the previously announced restructuring at the Company’s Syracuse, NY facility.

The following table displays the restructuring activity and liability balances for the six month period ended and as of June 30, 2015:

	Balance at January 1, 2015	Charges/ (reversals)	Amounts Paid	Foreign Currency Translation & Other Adjustments	Balance at June 30, 2015

Termination benefits and personnel realignment	$226	$2,476	(254)	(52)	$2,396
Lease termination and relocation charges	3,280	395	(1,832)	(67)	1,776
Other	–	248	(202)	(33)	13
Total	$3,506	$3,119	(2,288)	(152)	$4,185

Termination benefits and personnel realignment costs relate to severance packages, outplacement services, and career counseling for employees affected by the restructuring. Lease termination charges relate to estimated costs associated with exiting a facility, net of estimated sublease income.

Restructuring charges are included under the caption “Restructuring charges” in the consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 and the restructuring liabilities are included in “Accounts payable and accrued expenses” and “other long-term liabilities” on the consolidated balance sheets at June 30, 2015 and December 31, 2014.

Anticipated cash outflow related to the restructuring reserves as of June 30, 2015 for the remainder of 2015 is approximately $2,505.

The Company is currently marketing its Syracuse, NY facility for sale, within its DDS operating segment. The facility is classified as for held for sale in accordance with ASC Topic 360, “Property, Plant and Equipment”, as amended by ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Components of an Entity”. The long-lived assets associated with the Syracuse, NY facility have been segregated to a separate line item on the consolidated balance sheet until they are sold and depreciation expense on the location has ceased. The carrying value of the facility is $1,132 at June 30, 2015.

Note 7 — Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2015 were as follows:

	DDS	API	DPM	Total
Balance as of December 31, 2014	$-	$16,899	$44,879	$61,778
Goodwill acquired	18,055	-	13,656	31,711
Foreign exchange translation	-	-	555	555
Balance as of June 30, 2015	$18,055	$16,899	$59,090	$94,044

The components of intangible assets are as follows:

	Cost	Impairment	Accumulated Amortization	Net	Amortization Period
June 30, 2015
Patents and Licensing Rights	$5,350	$(2,508)	$(1,921)	$921	2-16 years
Customer Relationships	39,605	-	(2,793)	36,812	5-20 years
Trademarks	2,190	-	(360)	1,830	5 years
Total	$47,145	$(2,508)	$(5,074)	$39,563

	Cost	Impairment	Accumulated Amortization	Net	Amortization Period
December 31, 2014
Patents and Licensing Rights	$4,716	$(2,443)	$(1,781)	$492	2-16 years
Customer Relationships	32,315	-	(1,679)	30,636	5-20 years
Trademarks	1,600	-	(180)	1,420	5 years
Total	$38,631	$(2,443)	$(3,640)	$32,548

Amortization expense related to intangible assets was $677 and $281 for the three months ended June 30, 2015 and 2014, respectively, and $1,427 and $392 for the six months ended June 30, 2015 and 2014, respectively. The weighted average amortization period is 16.4 years.

The following chart represents estimated future annual amortization expense related to intangible assets:

Year ending December 31,
2015 (remaining)	$1,385
2016	2,784
2017	2,784
2018	2,779
2019	2,599
Thereafter	27,232
Total	$39,563

Note 8 — Share-Based Compensation

During the three and six months ended June 30, 2015 and, the Company recognized total share based compensation cost of $1,464 and $3,019, respectively, as compared to total share based compensation cost for the three and six months ended June 30, 2014 of $1,024 and $1,957, respectively.

The Company grants share-based compensation, including restricted shares, under its 2008 Stock Option and Incentive Plan, as amended, as well as its 1998 Employee Stock Purchase Plan, as amended (“ESPP”).

Restricted Stock

A summary of unvested restricted stock activity during the six months ended June 30, 2015 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding, January 1, 2015	923	$10.81
Granted	384	$16.28
Vested	(176)	$9.36
Forfeited	(99)	$8.75
Outstanding, June 30, 2015	1,032	$13.28

As of June 30, 2015, there was $11,319 of total unrecognized compensation cost related to unvested restricted shares. That cost is expected to be recognized over a weighted-average period of 3.05 years. Of the 1,032 restricted shares outstanding, the Company currently expects all shares to vest.

Stock Options

The fair value of each stock option award is estimated at the date of grant using the Black-Scholes valuation model based on the following assumptions:

	For the Six Months Ended
	June 30, 2015	June 30, 2014
Expected life in years	5	5
Risk free interest rate	1.59%	1.52%
Volatility	42%	53%
Dividend yield	—	—

A summary of stock option activity under the Company’s Stock Option and Incentive Plans during the six-month period ended June 30, 2015 is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2015	1,804	$6.18
Granted	266	$16.93
Exercised	(328)	$4.98
Forfeited	(169)	$5.66
Expired	—	—
Outstanding, June 30, 2015	1,573	$8.31	7.15	$18,737
Options exercisable, June 30, 2015	971	$5.86	6.15	$13,932

The weighted average fair value of stock options granted for the six months ended June 30, 2015 and 2014 was $6.51 and $4.85, respectively. As of June 30, 2015, there was $2,606 of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.77 years. Of the 1,573 stock options outstanding, the Company currently expects all options to vest.

Employee Stock Purchase Plan

During the six months ended June 30, 2015 and 2014, 46 and 36 shares, respectively, were issued under the Company’s ESPP.

During the six months ended June 30, 2015 and 2014, cash received from stock option exercises and employee stock purchases under the ESPP was $2,087 and $1,519, respectively. The excess tax benefit realized for the tax deductions from share based compensation was $1,727 and $1,080 for the six months ended June 30, 2015 and 2014, respectively.

Note 9 — Operating Segment Data

The Company has organized its operations into the Discovery and Development Services (“DDS”), API (“API”) and Drug Product Manufacturing (“DPM”) segments. The DDS segment includes activities such as drug lead discovery, optimization, drug development and small scale commercial manufacturing. API includes pilot to commercial scale manufacturing of active pharmaceutical ingredients and intermediates and high potency and controlled substance manufacturing. DPM includes pre-formulation, formulation and process development through commercial scale production of complex liquid-filled and lyophilized injectable formulations. Corporate activities include sales and marketing and administrative functions, as well as research and development costs that have not been allocated to the operating segments. Prior period disclosures have been adjusted to reflect the changes in reportable segments that took place in the third quarter of 2014 in conjunction with the purchase of Oso Biopharmaceuticals Manufacturing, LLC (“OsoBio”).

The following table contains earnings data by operating segment, reconciled to totals included in the unaudited condensed consolidated financial statements:

	Contract Revenue	Milestone & Recurring Royalty Revenue	Income (Loss) from Operations	Depreciation and Amortization
For the three months ended June 30, 2015
DDS	$23,363	$1,787	$7,431	$2,134
API	39,997	2,535	12,174	2,301
DPM	21,866	—	3,080	1,842
Corporate (b)	—	—	(16,518)	—
Total	$85,226	$4,322	$6,167	$6,277

	Contract Revenue (a)	Milestone & Recurring Royalty Revenue	Income (Loss) from Operations	Depreciation and Amortization
For the three months ended June 30, 2014
DDS	$19,125	$4,239	$2,686	$1,761
API	39,610	2,466	15,552	2,213
DPM	2,739	—	(409)	290
Corporate (b)	—	—	(12,747)	—
Total	$61,474	$6,705	$5,082	$4,264

	Contract Revenue	Milestone & Recurring Royalty Revenue	Income (Loss) from Operations	Depreciation and Amortization
For the six months ended June 30, 2015
DDS	$42,627	$5,604	$15,120	$3,960
API	77,845	5,403	20,005	4,723
DPM	39,886	—	6,264	3,079
Corporate (b)	—	—	(33,992)	—
Total	$160,358	$11,007	$7,397	$11,762

	Contract Revenue (a)	Milestone & Recurring Royalty Revenue	Income (Loss) from Operations	Depreciation and Amortization
For the six months ended June 30, 2014
DDS	$38,115	$10,214	$11,146	$3,513
API	69,370	4,774	25,633	3,938
DPM	5,027	—	(856)	574
Corporate (b)	—	—	(23,376)	—
Total	$112,512	$14,988	$12,547	$8,025

(a)	A portion of the 2014 amounts were reclassified from DDS to API to better align business activities within the Company’s reporting segments. This reclassification impacted contract revenues for 2014.

(b)	The Corporate entity consists primarily of the general and administrative activities of the Company.

The following table summarizes other information by segment as of and for the six month period ended June 30, 2015:

	DDS	API	DPM	Total
Long-lived assets	$76,605	$102,058	$129,989	$308,652
Total assets	171,191	294,100	137,293	602,584
Goodwill included in total assets	18,055	16,899	59,090	94,044
Investments in unconsolidated affiliates	956	—	—	956
Capital expenditures	2,433	3,929	1,179	7,541

The following table summarizes other information by segment as of and for the six month period ended June 30, 2014:

	DDS	API	DPM	Total
Long-lived assets	$62,712	$94,738	$6,383	$163,833
Total assets	265,810	241,708	12,632	520,150
Goodwill included in total assets	—	16,866	—	16,866
Investments in unconsolidated affiliates	956	—	—	956
Capital expenditures	1,823	4,136	487	6,446

Note 10 — Financial Information by Customer Concentration and Geographic Area

Total percentages of contract revenues by each segment’s three largest customers for the three and six months ended June 30, 2015 and June 30, 2014 are indicated in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
DDS	10%, 8%, 4%	10%, 9%, 7%	11%, 9%, 4%	8%, 8%, 8%
API	23%, 12%, 10%	14%, 12%, 10%	24%, 14%, 10%	24%, 15%, 10%
DPM	20%, 12%, 7%	34%, 18%, 11%	16%, 12%, 7%	46%, 27%, 20%

Total contract revenue from GE Healthcare (“GE”), represented 11% and 13% of total contract revenue for the three and six months ended June 30, 2015, respectively. Total contract revenue from GE represented 9% and 14% of total contract revenue for the three and six months ended June 30, 2014, respectively.

The Company’s total contract revenue for the three and six months ended June 30, 2015 and 2014 was recognized from customers in the following geographic regions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

United States	68%	71%	69%	67%
Europe	24	15	24	20
Asia	6	8	5	8
Other	2	6	2	5

Total	100%	100%	100%	100%

Long-lived assets by geographic region are as follows:

	June 30, 2015	December 31, 2014
United States	$153,208	$144,490
Asia	14,720	14,986
Europe	7,126	5,999
Total long-lived assets	$175,054	$165,475

Note 11 — Legal Proceedings and Other

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

Insurance Recovery

During the three months ended June 30, 2015, the Company received a business interruption insurance recovery of $600, relating to the OsoBio facility. This amount was recorded as Other income in the Condensed Consolidated Statements of Operations. The Company has submitted additional claims related to this event, which are currently under evaluation by the carrier. The ultimate outcome of the claims are unknown at this time.

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

Convertible senior notes, derivatives and hedging instruments: The fair values of the Company’s Notes, which differ from their carrying values, are influenced by interest rates and the Company's stock price and stock price volatility and are determined by prices for the Notes observed in market trading, which are level 2 inputs. The estimated fair value of the Notes at June 30, 2015 was $208,313. The Notes Hedges and the Notes Conversion Derivative are measured at fair value using level 2 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable market data for all inputs, such as implied volatility of the Company's common stock, risk-free interest rate and other factors.

Long-term debt, other than convertible senior notes:  The carrying value of long-term debt approximated fair value at June 30, 2015 due to the resetting dates of the variable interest rates.

Note 13 – Accumulated Other Comprehensive Loss, Net

The activity related to accumulated other comprehensive loss, net was as follows:

	Pension and postretirement benefit plans	Foreign currency adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2014, net of tax	$(6,374)	$(8,060)	$(14,434)
Net current period change, net of tax	308	596	904
Balance at June 30, 2015, net of tax	$(6,066)	(7,464)	(13,530)

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive loss, net:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Actuarial losses (a)	$237	$156	$474	$312
Total before tax effect	237	156	474	312
Tax benefit on amounts reclassified into earnings	(83)	(55)	(166)	(110)
	$154	$101	$308	$202

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

Note 15 – Subsequent Events

Acquisition

On July 16, 2015, the Company acquired all the outstanding shares (“the Transaction”) of Grupo Farmaceutico, S.L (“Gadea”), a privately-held company located in Valladolid, Spain, specializing in technically complex active pharmaceutical ingredients (APIs) and finished drug product. The purchase price was $174,000, including the issuance of approximately 2,200 shares of common stock, valued at $43,800, with the balance comprised of $97,000 in cash and the assumption of $33,200 of debt.

Gadea operates a highly regarded API and finished dose development and manufacturing business with 2014 revenue of approximately $83,000. Gadea is expected to continue to operate independently within the Company's API and DPM segments.

Subsequent Financing

On July 16, 2015, the Company entered into a $230,000 senior secured credit agreement (the “Amended Credit Agreement”) with Barclays Bank PLC, as Administrative Agent, Collateral Agent, L/C Issuer and Swing Line Lender, and the lenders party thereto.

The Amended Credit Agreement, subject to the terms and conditions set forth therein, provides for a $200,000 six-year term loan and a $30,000 five-year revolving credit facility, which includes a $15,000 sublimit for the issuance of standby letters of credit and a $5,000 sublimit for swingline loans. The Amended Credit Agreement also includes an accordion feature that, subject to securing additional commitments from existing lenders or new lending institutions, will allow the Company to increase the aggregate commitments under the Amended Credit Agreement by up to $60,000 (plus, to the extent utilized to effect an increase to the revolving credit facility, an additional $20,000), plus an unlimited amount subject to compliance with a pro forma secured net leverage ratio. The Company expects to use the proceeds of any borrowings under the Amended Credit Agreement for the Transaction, working capital and other general corporate purposes of the Company and its subsidiaries, subject to the terms and conditions set forth in the Amended Credit Agreement.

At the Company’s election, loans made under the Credit Agreement will initially bear interest at the Adjusted Eurodollar Rate (as defined below) plus 4.75% or the Base Rate (as defined below) plus 3.75%. Upon achievement of a certain senior secured leverage ratio, the rates will step down to 4.50% and 3.50%, respectively. The Base Rate means, for any day, a fluctuating rate per annum equal to the highest of (i) the federal funds rate plus ½ of 1.00%, (ii) the prime rate in effect on such day and (iii) the Adjusted Eurodollar Rate for a one month interest period beginning on such day (or, if such day is not a business day, the immediately preceding business day) plus 1.00%; provided that, in the case of the term loans, the Base Rate shall at all times be deemed to be not less than the 2.00%. The Adjusted Eurodollar Rate means for the interest period for each Eurodollar loan comprising part of the same group, the quotient obtained (expressed as a decimal, carried out to five decimal places) by dividing (i) the applicable Eurodollar rate for such interest period by (ii) 1.00% minus the Eurodollar reserve percentage; provided that, in the case of the term loans only, the Adjusted Eurodollar Rate shall at all times be deemed to be not less than 1.00%.

The Amended Credit Agreement includes a springing maturity provision such that the loans under the Amended Credit Agreement will mature 6 months prior to the maturity date of the Notes if more than $25,000 of the Notes are outstanding and the secured leverage ratio is greater than 1.50:1.00 on such date. The Amended Credit Agreement is currently being syndicated.

The borrowings under the Amended Credit Agreement are prepayable at the option of the Company, subject to a 1.00% prepayment premium in certain circumstances if prepaid within the first six months, and otherwise without premium or penalty (other than customary breakage costs for Eurodollar loans). Amounts prepaid under the term loan facility are not available for reborrowing, but amounts prepaid under the revolving credit facility are available for reborrowing unless the Company decides to permanently reduce the commitments under the revolving credit facility, subject to the terms and conditions of the Amended Credit Agreement.

In connection with the Transaction, the Company fully paid off amounts owed under the Revolver and expects to use the additional financing for general corporate purposes.

The obligations under the Amended Credit Agreement are guaranteed by each material domestic subsidiary of the Company (each a “Guarantor”) and are secured by first priority liens on, and security interests in, substantially all of the present and after-acquired assets of the Company and each Guarantor subject to certain customary exceptions.

The Amended Credit Agreement contains customary representations and warranties relating to the Company and its subsidiaries. The Amended Credit Agreement also contains certain affirmative and negative covenants including negative covenants that limit or restrict, among other things, liens, indebtedness, investments and acquisitions, mergers and fundamental changes, asset sales, restricted payments, changes in the nature of the business, transactions with affiliates and other matters customarily restricted in such agreements. The Amended Credit Agreement is also subject to certain customary “Market Flex” provisions, which, if utilized, could alter certain of the terms.

Termination of Shareholder Rights Agreement

On August 5, 2015, the Company and Computershare, Inc., a Delaware corporation, successor-in-interest to Computershare Shareowner Services LLC (the “Rights Agent”) entered into an amendment and termination (the “Amendment”) of the Shareholder Rights Agreement, dated as of July 27, 2012, by and between the Company and the Rights Agent (the “Rights Agreement”). The Amendment accelerates the final expiration date of the Company’s preferred share purchase rights issued under the Rights Agreement. As a result of the Amendment, the preferred share purchase rights expired and the Rights Agreement terminated effective as of the close of business on August 5, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our results of operations and financial condition should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the Notes thereto included within this report. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “intend,” “expect,” “anticipate,” “believe,” and “continue” or similar words, and include, but are not limited to, statements concerning the Company’s relationship with its largest customers, trends in pharmaceutical and biotechnology companies’ outsourcing of manufacturing services and chemical research and development, including softness in these markets, the effects of the reduction and cessation of royalties on Allegra products in 2015 and the expiration of such patents, the success of the sales of other products for which the Company receives royalties; the risk that the Company will not be able to replicate either in the short or long term the revenue stream that has been derived from the royalties payable under the Allegra® license agreements; the risk that clients may terminate or reduce demand under any strategic or multi-year deal; the Company’s ability to enforce its intellectual property and technology rights, expected benefits from past or future acquisitions, including Cedarburg Pharmaceuticals, Inc. (“Cedarburg”), the Glasgow, UK business (“Glasgow”), our SSCI/West Lafayette business (“SSCI”), Oso Biopharmaceuticals Manufacturing, LLC (“OsoBio”) and Gadea Pharmaceutical Group (“Gadea”), the Company’s ability to take advantage of proprietary technology and expand the scientific tools available to it, the ability of the company’s strategic investments and acquisitions to perform as expected, earnings, contract revenues, costs and margins, statements regarding pending litigation matters, government regulation, customer spending and business trends, foreign operations, including increasing options and solutions for customers, business growth and the expansion of the Company’s global market, clinical supply manufacturing, management’s strategic plans, drug discovery, product commercialization, license arrangements, research and development projects and expenses, revenue and expense expectations for future periods, long-lived asset impairment, pension and postretirement benefit costs, competition and tax rates. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that could cause such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 16, 2015, and Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q. All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future, except as required by law. References to “AMRI”, the “Company,” “we,” “us,” and “our,” refer to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole.

Overview

We may consider additional acquisitions that enhance or complement our existing service offerings. In addition to growing organically, any acquisitions would generally be expected to contribute to AMRI’s growth by integrating with and expanding our current services, or adding services within the drug discovery, development and manufacturing life cycle. During 2015, we have entered into development transactions with Gadea in July, SSCI in February and Glasgow in January that impacted our results of operations and will continue to have an impact on our future operations.

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

As our customers continue to seek innovative new strategies for R&D efficiency and productivity, we are aggressively realigning our business and resources to address their needs. We use a cross-functional approach that maximizes the strengths of both insourcing and outsourcing, by leveraging the Company’s people, know-how, facilities, expertise and global project management to provide exactly what is needed across the discovery, development or manufacturing process. We have also streamlined our sales and marketing organization to optimize cross-selling opportunities and have enhanced our commitment to quality with the appointment of key personnel, underscoring our dedication to client service. Our improved organizational structure, combined with more focused marketing efforts, should enable us to continue to drive long term growth and profitability.

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

Our backlog of open manufacturing orders and accepted service contracts was $176.7 million at June 30, 2015 as compared to $116.8 million at June 30, 2014. Our manufacturing and services contracts are completed over varying durations, from short to extended periods of time.

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

Results of Operations – Three and Six Months ended June 30, 2015 Compared to Three and Six Months Ended June 30, 2014

Our total revenue for the quarter ended June 30, 2015 was $89.5 million, which included $85.2 million from our contract service business and $4.3 million from royalties on sales of Allegra/Telfast and certain products sold by Allergan. Consolidated gross margin was 24.1% for the quarter ended June 30, 2015 as compared to 26.7% for the quarter ended June 30, 2014. Our net income was $2.3 million and $0.1 million during the three and six months ended June 30, 2015, respectively.

During the six months ended June 30, 2015, cash provided by operations was $20.0 million compared to cash provided by operations of $4.4 million for the same period of 2014. The increase in cash provided by operations was primarily driven by an increase in accounts payable and accrued expenses and a decrease in accounts receivable balances during the period. During the six months ended June 30, 2015, we spent $7.6 million on capital expenditures, primarily related to growth and maintenance of our existing facilities. During the six months ended June 30, 2015, we spent $23.5 million to acquire Glasgow and $36.1 million to acquire SSCI. A significant portion of the cash spent on acquisitions, $39.0 million, was in the form of increased borrowings under our credit facility.

Operating Segment Data

We’ve organized our operations into the Discovery and Development Services (“DDS”), API (“API”) and Drug Product Manufacturing (“DPM”) segments. DDS includes activities such as drug lead discovery, optimization, drug development and small scale commercial manufacturing. API includes pilot to commercial scale manufacturing of active pharmaceutical ingredients and intermediates and high potency and controlled substance manufacturing. DPM includes pre-formulation, formulation and process development through commercial scale production of complex liquid-filled and lyophilized injectable formulations. Corporate activities include sales and marketing and administrative functions, as well as research and development costs that have not been allocated to the operating segments. Prior period disclosures have been adjusted to reflect the changes in reportable segments that took place in the third quarter of 2014 in conjunction with the purchase of OsoBio.

A portion of 2014 contract revenue and cost of revenue was reclassified from DDS to API to better align with the business activities within our reporting segments.

Revenue

Total contract revenue

Contract revenue consists primarily of fees earned under manufacturing or service contracts with third-party customers. Our contract revenues for each of our DDS, API and Drug Product segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014

DDS	$23,363	$19,125	$42,627	$38,115
API	39,997	39,610	77,845	69,370
DPM	21,866	2,739	39,886	5,027
Total	$85,226	$61,474	$160,358	$112,512

DDS contract revenue for the three months ended June 30, 2015 increased primarily due to incremental revenue from our acquisition of the SSCI business in February 2015, which provided $4.1 million of incremental revenues during the period. For the six months ended June 30, 2015, DDS revenues increased primarily due to the incremental revenue from our acquisition of the SSCI business with incremental revenues of $6.1 million during the period and increased demand in our Singapore chemistry services, partially offset by decreases in U.S. small scale development and U.S. chemistry services. We currently expect DDS revenue for full year 2015 to increase from amounts in 2014 driven by improved facility utilization at all of our sites as well as incremental revenue from our acquisition of the SSCI business.

API contract revenue for the three months ended June 30, 2015 was consistent with the same period in 2014. API contract revenue for the six months ended June 30, 2015 increased from 2014 primarily due to an increase in commercial demand at our existing large scale facilities in India as well as $9.1 million of incremental revenue from the Cedarburg acquisition which we completed in April 2014. These increases were partially offset by a decrease in demand in large-scale services at our facility in the U.K. We currently expect continued growth in API contract revenue for full year 2015 due to on-going demand for our commercial and clinical manufacturing services worldwide, and incremental revenue from Cedarburg and our acquisition of Grupo Farmaceutico, S.L (“Gadea”) in July 2015.

DPM contract revenue for the three and six months ended June 30, 2015 increased from 2014 due to $13.2 and $24.5 million, respectively, in revenue from the July 2014 acquisition of OsoBio, $3.5 and $7.5 million, respectively, from our acquisition of the Glasgow, U.K. facility in January 2015, and increased demand at our Burlington, MA facility. We currently expect continued growth in DPM contract revenue for full year 2015 due to a full year of revenue from OsoBio, the incremental revenue from our Glasgow, U.K. facility and continued demand at our Burlington facility and incremental revenue from our acquisition of Gadea in July 2015.

Recurring royalty revenue

Three Months Ended June 30,		Six Months Ended June 30,
2015	2014	2015	2014
(in thousands)

$4,322	$6,705	$11,007	$14,988

Our recurring royalties consist of worldwide sales of Allegra/Telfast and Sanofi over-the-counter product and authorized generics. Additionally, we earn recurring royalty revenue in conjunction with a Development and Supply Agreement with Allergan.

Recurring royalties decreased during the three and six months ended June 30, 2015 as compared to 2014 as a result of continued patent expirations associated with Allegra/Telfast. These amounts were partially offset by an increase in Allergan royalties during the periods. We currently expect full year 2015 recurring royalties to decline due to the expiration of the patents underlying the Allegra royalties in the second quarter of 2015.

The recurring royalties we receive on the sales of Allegra/Telfast have historically provided a material portion of our revenues, earnings and operating cash flows. All patents covered by our license agreements have expired as of June 30, 2015, and we will not receive any additional royalties on the sales of fexofenadine product in future periods. We continue to develop our business in an effort to supplement the revenues, earnings and operating cash flows that have historically been provided by Allegra/Telfast royalties.

Costs and Expenses

Cost of contract revenue

Cost of contract revenue consists of compensation and associated fringe benefits for employees, chemicals, depreciation and other indirect project related costs. Cost of contract revenue for our DDS, API and DPM segments were as follows:

Segment	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014

DDS	$17,438	$15,428	$32,194	$31,055
API	28,434	26,469	57,017	49,714
DPM	18,796	3,141	33,596	5,879
Total	$64,668	$45,038	$122,807	$86,648

DDS Gross Margin	25.4%	19.3%	24.5%	18.5%
API Gross Margin	28.9%	33.2%	26.8%	28.3%
DPM Gross Margin	14.0%	(14.7)%	15.8%	(16.9)%
Total Gross Margin	24.1%	26.7%	23.4%	23.0%

DDS contract revenue gross margin percentage increased for the three and six months ended June 30, 2015 compared to the same periods in 2014. This increase is primarily due to cost reduction initiatives and facility optimization and also due to the addition of higher margin revenues at our SSCI facility. We currently expect DDS contract margin for 2015 to improve over amounts recognized in 2014 primarily due to the full year benefit of previous cost reduction initiatives and facility optimization as well as higher margin revenues from our acquisition of the SSCI business.

API contract revenue gross margin percentage decreased for the three and six months ended June 30, 2015 compared to the same periods in 2014 due to a decrease in higher margin commercial sales during the second quarter of 2015.We currently expect improvement in API contract margins for 2015 driven by an increase in capacity utilization at all of our large-scale facilities worldwide.

DPM contract revenue gross margin percentage increased for the three and six months ended June 30, 2015 compared to the same periods in 2014 primarily due to the addition of revenue from OsoBio, which was acquired in July 2014, the benefit of the Glasgow business acquired in January 2015 and increased utilization at our Burlington, MA facility. We currently expect continued improvement in DPM contract margins for 2015 driven by these factors and also by increased overall capacity utilization.

Technology incentive award

We maintain a Technology Development Incentive Plan, the purpose of which is to stimulate and encourage novel innovative technology developments by our employees. This plan allows eligible participants to share in a percentage of the net revenue earned by us relating to patented technology with respect to which the eligible participant is named as an inventor or made a significant intellectual contribution. To date, the royalties from Allegra are the main driver of the awards. These royalties from Allegra have ceased as of June 30, 2015 due to the expiration of underlying patents. The incentive awards were as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2015	2014	2015	2014
(in thousands)

$179	$424	$560	$1,017

Technology incentive award expense decreased for the three and six months ended June 30, 2015 as compared to the same periods in the prior year due to the decrease in Allegra recurring royalty revenue as discussed above.

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

Research and development expenses were as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2015	2014	2015	2014
(in thousands)

$384	$128	$875	$207

R&D expense for the three and six months ended June 30, 2015 increased compared to the same periods in 2014 relating primarily to development efforts towards new niche generic products. We currently expect full year 2015 R&D expense to be higher than 2014 in line with our strategy.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist of compensation and related fringe benefits for sales, marketing, operational and administrative employees, professional service fees, marketing costs and costs related to facilities and information services. SG&A expenses were as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2015	2014	2015	2014
(in thousands)

$16,518	$12,747	$33,992	$23,376

SG&A expenses for the three and six months ended June 30, 2015 increased compared to the same periods in 2014 primarily due to costs associated with investments made to grow the business, merger and acquisition activities, including the acquisitions of Glasgow and SSCI, full period SG&A costs from our OsoBio and Cedarburg facilities, as well as incremental SG&A costs, including amortization of identifiable intangible assets, from the acquired businesses. We currently expect SG&A expenses for 2015 to increase due to a full year of operations at our Cedarburg and OsoBio locations and incremental costs as a result of the acquisitions of Glasgow and SSCI in early 2015 and Gadea in July 2015, but to remain relatively consistent as a percentage of revenue when compared to 2014.

Postretirement benefit plan settlement gain

Three Months Ended June 30,		Six Months Ended June 30,
2015	2014	2015	2014
(in thousands)

$-	$-	$-	$(1,285)

In the first quarter of 2014, we recognized a gain on settlement of post-retirement liability in the API segment.

Restructuring

Three Months Ended June 30,		Six Months Ended June 30,
2015	2014	2015	2014
(in thousands)

$1,632	$1,042	$3,119	$1,272

In the first quarter of 2015, we announced a proposal, subject to consultation with our U.K. workforce, to close our U.K. facility in Holywell, Wales, within the API segment. Following the consultation process, on April 2, 2015, we announced a restructuring plan and expectation to cease operations at the Holywell facility by December 31, 2015. These actions taken are consistent with our ongoing efforts to consolidate our facility resources to more effectively utilize our resource pool and to further reduce our facility cost structure.

Restructuring charges for the three and six months ended June 30, 2015 consisted primarily of U.K. termination charges and costs associated with the transfer of continuing products from the Holywell, Wales facility to our other manufacturing locations as well as lease termination and other charges associated with the previously announced restructuring at our Syracuse, NY facility.

Restructuring charges for the three and six months ended June 30, 2014 consisted primarily of termination benefits and personnel realignment costs associated with the Syracuse, N.Y. site.

Impairment Charges

Three Months Ended June 30,		Six Months Ended June 30,
2015	2014	2015	2014
(in thousands)

$-	$3,718	$2,615	$3,718

In the first quarter of 2015, we recorded property and equipment impairment charges of $2.6 million in our API segment associated with the Company’s decision to cease operations at our U.K. facility in Holywell, Wales.

In the second quarter of 2014, we recorded property and equipment charges of $3.7 million in our DDS segment associated with the Company’s decision to cease operations at our Syracuse, New York facility.

Interest expense, net

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014

Interest expense	$(3,185)	$(3,065)	$(6,226)	$(5,684)
Interest income	6	-	12	3
Interest expense, net	$(3,179)	$(3,065)	$(6,214)	$(5,681)

Net interest expense increased for the three and six months ended June 30, 2015 from the same period in 2014 primarily due to increased levels of outstanding debt used to finance our acquisitions as well as an increase in amortization of deferred financing costs related to our credit facility.

Other income (expense), net

Three Months Ended June 30,		Six Months Ended June 30,
2015	2014	2015	2014
(in thousands)
$634	$(192)	$1,103	$(232)

Other income for the three and six months ended June 30, 2015 was primarily related to an insurance recovery during the second quarter.

Income tax expense (benefit)

Three Months Ended June 30,		Six Months Ended June 30,
2015	2014	2015	2014
(in thousands)

$1,315	$(1,899)	$2,202	$(590)

Income tax expense for the three and six months ended June 30, 2015 increased as compared to the same periods in due to a reversal in 2014 of a valuation allowance in on a new operating loss deferred tax asset for the Company’s U.K. operations of $2.8 million due to a change in estimate regarding the recoverability of those assets resulting from improved profitability.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows and proceeds from borrowings. As of June 30, 2015, we had $45.6 million in cash, cash equivalents, and restricted cash and $226.4 million in bank and other related debt.

During the first half of 2015, we generated cash of $20.0 million from operating activities, compared to cash provided by operations of $4.4 million during the same period in 2014. The increase was primarily driven by an increase in accounts payable and accrued expenses.

During the six months ended June 30, 2015, cash used in investing activities was $67.2 million, resulting primarily from the use of $36.0 million in cash to acquire SSCI, $23.6 million to acquire the facility in Glasgow, U.K., and $7.5 million used for the acquisition of property and equipment. Additionally, during the six months ended June 30, 2015, we generated cash of $42.9 million from financing activities, relating primarily from borrowings on our revolving line of credit and proceeds from stock issuances resulting from exercises of stock options and employee stock purchase plan purchases.

Working capital, defined as current assets less current liabilities, was $146.1 million at June 30, 2015 as compared to $142.3 million as of December 31, 2014. This increase primarily relates to increased inventory levels and new working capital associated with the companies acquires in 2015 offset by a decrease in cash to fund the acquisitions and increases in accounts payable and accrued liabilities.

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

In April 2012, we entered into a $20.0 million credit facility consisting of a four-year, $5.0 million term loan and a $15.0 million revolving line of credit. In April 2014, we utilized our restricted cash to pay off the balance of the term loan, thereby eliminating the term loan liability. In June 2014 we terminated the credit agreement while still maintaining the letters of credit, thus requiring us to continue to maintain certain restricted cash to collateralize these letters of credit.

The balance required to be maintained with a financial institution as restricted cash must be at least 110% of the maximum potential amount of the outstanding letters of credit.  As of June 30, 2015 we had $2.1 million of outstanding letters of credit related to this institution secured by restricted cash of $3.0 million. The amount available to be borrowed under the revolving line of credit at June 30, 2015 was $40,000. Additionally, we had $1.0 million in letters of credit with another financial institution.

On October 24, 2014, we entered into a $50.0 million senior secured credit agreement (the “Credit Agreement”) consisting of a three-year, $50.0 million revolving credit facility, which includes a $15.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swing line loans. The Credit Agreement also included an accordion feature that, subject to securing additional commitments from existing lenders or new lending institutions, allowing us to increase the aggregate commitments under the Credit Agreement by up to $10.0 million. On December 23, 2014, the Credit Agreement was amended to increase the available commitment to $75.0 million, increasing and using the accordion feature in its entirety. At June 30, 2015, the amount available to be borrowed under this agreement is $40,000.

Borrowings made under the Credit Agreement bear interest at (a) the one-month, three-month or six-month LIBOR rate (the “LIBOR Rate”) or (b) a base rate determined by reference to the highest of (i) the Barclays Bank PLC prime rate, (ii) the United States federal funds rate plus 0.50% and (iii) a daily rate equal to the one-month LIBOR Rate plus 1.0% (the “Base Rate”), plus an applicable margin of 2.25% per annum for LIBOR Rate loans and 1.25% per annum for Base Rate loans. As of June 30, 2015 the interest rate on the Credit Agreement was 2.5%.

Subsequent Financing

On July 16, 2015, we entered into a $230 million senior secured credit agreement (the “Amended Credit Agreement”) with Barclays Bank PLC, as Administrative Agent, Collateral Agent, L/C Issuer and Swing Line Lender, and the lenders party thereto.

The Amended Credit Agreement, subject to the terms and conditions set forth therein, provides for a $200 million six-year term loan and a $30 million five-year revolving credit facility, which includes a $15 million sublimit for the issuance of standby letters of credit and a $5 million sublimit for swingline loans. The Amended Credit Agreement also includes an accordion feature that, subject to securing additional commitments from existing lenders or new lending institutions, will allow the us to increase the aggregate commitments under the Amended Credit Agreement by up to $60 million (plus, to the extent utilized to effect an increase to the revolving credit facility, an additional $20 million), plus an unlimited amount subject to compliance with a pro forma secured leverage ratio. We expects to use the proceeds of any borrowings under the Amended Credit Agreement for the Transaction, working capital and other general corporate purposes of us and our subsidiaries, subject to the terms and conditions set forth in the Amended Credit Agreement.

At the Company’s election, loans made under the Credit Agreement will initially bear interest at the Adjusted Eurodollar Rate (as defined below) plus 4.75% or the Base Rate (as defined below) plus 3.75%. Upon achievement of a certain senior secured leverage ratio, the rates will step down to 4.50% and 3.50%, respectively. The Base Rate means, for any day, a fluctuating rate per annum equal to the highest of (i) the federal funds rate plus ½ of 1.00%, (ii) the prime rate in effect on such day and (iii) the Adjusted Eurodollar Rate for a one month interest period beginning on such day (or, if such day is not a business day, the immediately preceding business day) plus 1.00%; provided that, in the case of the term loans, the Base Rate shall at all times be deemed to be not less than the 2.00%. The Adjusted Eurodollar Rate means for the interest period for each Eurodollar loan comprising part of the same group, the quotient obtained (expressed as a decimal, carried out to five decimal places) by dividing (i) the applicable Eurodollar rate for such interest period by (ii) 1.00% minus the Eurodollar reserve percentage; provided that, in the case of the term loans only, the Adjusted Eurodollar Rate shall at all times be deemed to be not less than 1.00%.

The Amended Credit Agreement includes a springing maturity provision such that the loans under the Amended Credit Agreement will mature 6 months prior to the convertible bond maturity date if more than $25 million of the bonds are outstanding and the secured leverage ratio is greater than 1.50:1.00 on such date. The Amended Credit Agreement is currently being syndicated.

The borrowings under the Amended Credit Agreement are prepayable at the option of the Company, subject to a 1.00% prepayment premium in certain circumstances if prepaid within the first six months, and otherwise without premium or penalty (other than customary breakage costs for Eurodollar loans). Amounts prepaid under the term loan facility are not available for reborrowing, but amounts prepaid under the revolving credit facility are available for reborrowing unless the Company determines to permanently reduce the commitments under the revolving credit facility, subject to the terms and conditions of the Amended Credit Agreement.

In connection with this transaction, the Company fully paid off amounts owed under the Revolver and expects to use the additional financing for general corporate purposes.

The obligations under the Amended Credit Agreement are guaranteed by each of our material domestic subsidiaries (each a “Guarantor”) and are secured by first priority liens on, and security interests in, substantially all of the present and after-acquired assets of ours and each Guarantor subject to certain customary exceptions.

The Credit Agreement contains customary representations and warranties relating to us and our subsidiaries. The Amended Credit Agreement also contains certain affirmative and negative covenants including negative covenants that limit or restrict, among other things, liens, indebtedness, investments and acquisitions, mergers and fundamental changes, asset sales, restricted payments, changes in the nature of the business, transactions with affiliates and other matters customarily restricted in such agreements. The Amended Credit Agreement is also subject to certain customary “Market Flex” provisions, which, if utilized, could alter certain of the terms.

The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Outside of the borrowings on our senior secured credit agreement (the “Amended Credit Agreement”) as discussed under the “Subsequent Financing” section, there have been no material changes to our contractual obligations at June 30, 2015. As of June 30, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

Our convertible notes are not convertible into our common stock or any other securities under any circumstances.  Holders may convert their notes solely into cash at their option during any calendar quarter commencing after the calendar quarter ending on December 31, 2013 (and only during such calendar quarter),  if the last reported sale price of the our common stock  for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the notes’ conversion price of $15.63, or $20.32, on each applicable trading day.  Holders of the notes may not convert their notes into cash during the quarter ending September 30, 2015, as the conditions for conversion were not met based on the closing price of the our common stock during the 30 consecutive trading days ended June 30, 2015.  The average closing price for our common stock for the three months ended June 30, 2015 was $19.30.

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

Recently Issued Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-11, “Simplifying the measurement of inventory.” This ASU simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016 and for interim periods therein. We are currently evaluating the impact this ASU will have on its consolidated financial statements.

In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. The ASU applies to entities that measure an investment’s fair value using the net asset per share (or an equivalent) practical expedient, while the amendments of the ASU eliminate the requirement to classify the investment within the fair value hierarchy. In addition, the requirement to make specific disclosures for all investments eligible to be assessed at fair value with the net asset value per share practical expedient has been removed. Instead, such disclosures are restricted only to investments that the entity has decided to measure using the practical expedient. The amendments in this ASU apply for fiscal years starting after December 15, 2015, and the interim periods within. The amendments are to be applied retrospectively to all periods offered, with early adoption permitted. We are currently evaluating the impact this ASU will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which updated guidance to clarify the required presentation of debt issuance costs.   The amended guidance requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying amount of the recognized debt liability, consistent with the treatment of debt discounts.   Amortization of debt issuance costs is to be reported as interest expense.   The recognition and measurement guidance for debt issuance costs are not affected by the updated guidance. The updated guidance is effective for reporting periods beginning after December 15, 2015.   Early adoption is permitted.  We do not expect this ASU to have a material impact on our consolidated financial statements. At June 30, 2015, we had $3.5 million of debt issuance costs included in other assets.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers: (Topic 606)." This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in ASC Topic 605, "Revenue Recognition," and most industry-specific guidance. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of ASC Topic 360, "Property, Plant, and Equipment," and intangible assets within the scope of ASC Topic 350, "Intangibles-Goodwill and Other") are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved to defer the effective date of ASU 2014-09. This ASU is now effective for calendar years beginning after December 15, 2017. Early adoption is not permitted. We are currently evaluating the impact this ASU will have on our consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents share repurchases during the three months ended June 30, 2015:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2015 – April 30, 2015	1,524	$17.91	N/A	N/A
May 1, 2015 – May 31, 2015	946	$19.40	N/A	N/A
June 1, 2015 – June 30, 2015	4,859	$20.11	N/A	N/A
Total	7,329	$19.56	N/A	N/A

(1) Consists of shares repurchased by the Company for certain employee’s restricted stock that vested to satisfy minimum tax withholding obligations that arose on the vesting of the restricted stock.

Item 6.    Exhibits

Exhibit
Number	Description

2.1	Share Purchase Agreement by and among Albany Molecular Research, Inc., Gadea Grupo Framaceutico, S.L., Exirisk Spain, S.L. and certain other persons thereto, dated July 16, 2015 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on July 16, 2015, File No. 001-35622).

3.1

Certificate of Amendment to the Restated Certificate of Incorporation of Albany Molecular Research, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2015, File No. 001-35622)

3.2

Registration Rights Agreement by and between Albany Molecular Research, Inc. and 3-Gutinver, S.L., dated as of July 16, 2015 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on July 16, 2015, File No. 001-35622)

4.1	Amendment and Termination of Shareholder Rights Agreement between Albany Molecular Research, Inc. and Computershare, Inc., dated as of August 5, 2015 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on August 5, 2015, File No. 001-35622).

4.2	Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock, dated August 5, 2015 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on August 5, 2015, File No. 001-35622).

10.1*	Employment Agreement by and between Albany Molecular Research, Inc. and Felicia Ladin

10.2

Amendment No. 2 to Credit Agreement, dated as of July 14, 2015, among Albany Molecular Research, Inc., Barclays Bank PLC, as administrative agent and collateral agent, each Lender party thereto and each other Loan Party party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on July 16, 2015, File No. 001-35622)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	XBRL (eXtensible Business Reporting Language). The following materials from Albany Molecular Research, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) notes to consolidated financial statements.

* This certification is not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALBANY MOLECULAR RESEARCH, INC.

Date: August 7, 2015	By:	/s/ Felicia Ladin
Felicia Ladin
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

