Form 10-Q
period 2015-09-30
ALBANY MOLECULAR RESEARCH INC
filed 2015-11-09
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2015
Common Stock, $.01 par value	35,501,776 excluding treasury shares of 5,510,320

ALBANY MOLECULAR RESEARCH, INC.

PART I — FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements (Unaudited)

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except for per share data)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Contract revenue	$101,348	$57,481	$261,706	$169,993
Recurring royalties	3,231	4,990	14,238	19,978
Total revenue	104,579	62,471	275,944	189,971

Cost of contract revenue	80,204	56,414	203,011	143,062
Technology incentive award	(6)	260	554	1,277
Research and development	1,903	568	2,778	775
Selling, general and administrative	21,219	11,568	55,211	34,944
Postretirement benefit plan settlement gain	-	-	-	(1,285)
Restructuring charges	709	2,164	3,828	3,436
Impairment charges	540	1,232	3,155	4,950
Total operating expenses	104,569	72,206	268,537	187,159

Income (loss) from operations	10	(9,735)	7,407	2,812

Interest expense, net	(6,318)	(2,575)	(12,532)	(8,256)
Other income, net	798	235	1,901	3

Loss before income taxes	(5,510)	(12,075)	(3,224)	(5,441)

Income tax (benefit) expense	(1,340)	(3,434)	862	(4,024)

Net loss	$(4,170)	$(8,641)	$(4,086)	$(1,417)

Basic loss per share	$(0.12)	$(0.27)	$(0.12)	$(0.05)

Diluted loss per share	$(0.12)	$(0.27)	$(0.12)	$(0.05)

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(4,170)	$(8,641)	$(4,086)	$(1,417)
Foreign currency translation loss	(679)	(1,475)	(84)	(467)
Net actuarial gain of pension and postretirement benefits	124	112	432	298
Total comprehensive loss	$(4,725)	$(10,004)	$(3,738)	$(1,586)

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(Dollars and shares in thousands, except per share data)	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$79,462	$46,995
Restricted cash	2,963	4,052
Accounts receivable, net	88,306	71,644
Royalty income receivable	4,762	5,061
Inventory	104,668	49,880
Prepaid expenses and other current assets	19,887	11,037
Deferred income taxes	2,249	2,343
Property and equipment held for sale	1,132	—
Total current assets	303,429	191,012

Property and equipment, net	213,686	165,475
Notes hedges	63,220	58,928
Goodwill	145,726	61,778
Intangible assets and patents, net	86,814	32,548
Deferred income taxes	3,644	4,884
Other assets	3,349	1,243
Total assets	$819,868	$515,868
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$63,311	$35,757
Deferred revenue and licensing fees	10,908	11,171
Arbitration reserve	—	327
Income taxes payable	3,084	350
Deferred income taxes	4,169	—
Accrued pension benefits	585	638
Current installments of long-term debt	15,129	447
Other current liabilities	2,098	—
Total current liabilities	99,284	48,690
Long-term liabilities:
Long-term debt, excluding current installments, net	344,373	155,895
Notes conversion derivative	63,220	58,928
Pension and postretirement benefits	7,465	8,167
Income taxes payable	3,002	—
Deferred income taxes	12,157	—
Other long-term liabilities	1,630	2,366
Total liabilities	531,131	274,046
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 41,008 shares issued as of September 30, 2015 and 38,098 shares issued as of December 31, 2014	410	381
Additional paid-in capital	295,277	243,874
Retained earnings	75,546	79,632
Accumulated other comprehensive loss, net	(14,086)	(14,434)
	357,147	309,453
Less, treasury shares at cost, 5,510 shares as of September 30, 2015 and 5,465 shares as of December 31, 2014	(68,410)	(67,631)
Total stockholders’ equity	288,737	241,822

Total liabilities and stockholders’ equity	$819,868	$515,868

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014

Operating activities
Net loss	$(4,086)	$(1,417)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible amortization	18,670	13,066
Deferred financing amortization	1,499	1,276
Accretion of discount on long-term debt	4,628	4,280
Deferred income taxes	(1,112)	(2,487)
Loss on disposal of property and equipment	101	124
Impairment charges	3,155	4,950
Allowance for bad debts	508	64
Stock-based compensation expense	4,816	2,975
Gain on settlement of post-retirement liability	-	(1,285)
Excess tax benefit of stock option exercises	-	(1,456)
Changes in operating assets and liabilities that provide (use) cash, net of impact of business combinations:
Accounts receivable	12,442	3,054
Royalty income receivable	299	2,536
Inventory	(5,491)	(14,107)
Prepaid expenses and other assets	(4,331)	(3,043)
Accounts payable and accrued expenses	9,694	150
Income taxes	2,052	(7,179)
Deferred revenue and licensing fees	(2,416)	2,465
Pension and postretirement benefits	(375)	(261)
Other long-term liabilities	(1,558)	209
Net cash provided by operating activities	38,495	3,914

Investing activities
Purchases of businesses, net of cash acquired	(145,656)	(145,803)
Purchases of property and equipment	(13,659)	(12,013)
Payments for patent applications and other costs	(54)	(292)
Proceeds from disposal of property and equipment	31	80
Net cash used in investing activities	(159,338)	(158,028)

Financing activities
Borrowings on long-term debt	237,000	-
Principal payments on long-term debt	(76,799)	(5,027)
Deferred financing costs	(8,274)	(232)
Change in restricted cash	1,089	(959)
Proceeds from sale of common stock	2,818	2,135
Purchases of treasury stock	(779)	(541)
Excess tax benefit of stock option exercises	-	1,456
Net cash provided by (used in) financing activities	155,055	(3,168)

Effect of exchange rate changes on cash and cash equivalents	(1,745)	(230)

Increase (decrease) in cash and cash equivalents	32,467	(157,512)

Cash and cash equivalents at beginning of period	46,995	175,928

Cash and cash equivalents at end of period	$79,462	$18,416

The following summarizes the Company’s supplemental cash flows information:
Non-cash investing and financing activities:
Issuance of common stock for business acquisition	$(43,745)	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as of September 30, 2015. All intercompany balances and transactions have been eliminated during consolidation. Assets and liabilities of non-U.S. operations are translated at period-end rates of exchange, and the statements of operations are translated at the average rates of exchange for the period. Unrealized gains or losses resulting from translating non-U.S. currency financial statements are recorded in accumulated other comprehensive loss in the accompanying unaudited condensed consolidated balance sheets. When necessary, prior years’ unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.

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

Recurring Royalty and Milestone Revenues

Recurring Royalty Revenue. Recurring royalties have historically related to royalties under a license agreement with Sanofi based on the worldwide net sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere, as well as on sales of Sanofi’s authorized or licensed generics and sales by certain authorized sub-licensees. These royalty payments ceased in May 2015 due to the expiration of patents under the license agreement. The Company currently receives royalties in conjunction with a Development and Supply Agreement with Allergan, plc (“Allergan”). These royalties are earned on net sales of generic products sold by Allergan. The Company records royalty revenue in the period in which the net sales of this product occur. Royalty payments from Allergan are due within 60 days after each calendar quarter and are determined based on sales of the qualifying products in that quarter. The company also receives royalties on certain other products.

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

In 2014, the Company entered into development and supply agreements with Genovi Pharmaceuticals Limited which have subsequently been transferred to HBT Labs, Inc. (“HBT”) to manufacture select generic parenteral drug products for registration and subsequent commercialization in the U.S., Europe, and select emerging markets.

Under the terms of these HBT Agreements, the Company may receive milestone payments for each drug product candidate upon achievement of certain developments milestones including technology transfer activities, analytical development activities, and manufacture of regulatory submission batches.  Following U.S. Food and Drug Administration approval, the Company will supply generic parenteral drug products to HBT pursuant to the HBT Agreements and receive payments based on HBT's sales of such products.

The Company has determined these milestones payments to be substantive milestones in accordance with ASC 605-28-25, “Revenue Recognition – Milestone Method” (“ASC 605”). In evaluating these milestones, the Company considered the following:

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

For both the three months and nine months ended September 30, 2015 and 2014, no milestone revenue was recognized by the Company.

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

Restricted cash balances at September 30, 2015 and December 31, 2014, are required as collateral for the letters of credit associated with our debt agreements.

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

Recently Issued Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. ASU No. 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and sets forth new disclosure requirements related to the adjustments. The new standard is effective for fiscal years beginning after December 15, 2015 and for interim periods therein with early adoption permitted. The Company adopted this ASU effective July 1, 2015.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” This ASU simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016 and for interim periods therein. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which updated guidance to clarify the required presentation of debt issuance costs.   The amended guidance requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying amount of the recognized debt liability, consistent with the treatment of debt discounts.   Amortization of debt issuance costs is to be reported as interest expense.   The recognition and measurement guidance for debt issuance costs are not affected by the updated guidance. The update requires retrospective application and represents a change in accounting principles. The updated guidance is effective for reporting periods beginning after December 15, 2015, with early adoption permitted.   The Company has adopted this ASU in the third quarter of 2015 and has reflected $10,856 and $4,085 as reduction of long-term debt at September 30, 2015 and December 31, 2014, respectively. Previously, these costs were recorded as part of other assets.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers: (Topic 606)." This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in ASC Topic 605, "Revenue Recognition," and most industry-specific guidance. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of ASC Topic 360, "Property, Plant, and Equipment," and intangible assets within the scope of ASC Topic 350, "Intangibles-Goodwill and Other") are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of ASU 2014-09. This ASU is now effective for calendar years beginning after December 15, 2017. Early adoption is not permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

Note 2 — Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average common shares outstanding – basic and diluted	34,087	31,631	32,700	31,468

The Company has excluded certain outstanding stock options, non-vested restricted stock and warrants from the calculation of diluted earnings per share for the three and nine months ended September 30, 2015 and 2014 because the net loss causes these amounts to be anti-dilutive. The weighted average number of anti-dilutive common equivalents outstanding (before the effects of the treasury stock method) was 11,962 and 13,050 for the three months ended September 30, 2015 and 2014, respectively, and 12,028 and 12,527 for the nine months ended September 30, 2015 and 2014, respectively. These amounts are not included in the calculation of weighted average common shares outstanding.

Note 3 – Business Acquisitions

On July 16, 2015 the Company completed the purchase of Gadea Grupo Farmaceutico, S.L. (“Gadea”), a contract manufacturer of complex active pharmaceutical ingredients (“APIs”) and finished drug product. Gadea is expected to continue to operate independently within the Company's  API and Drug Product Manufacturing (“DPM”) segments. The preliminary estimated aggregate net purchase price is $140,745, which included the issuance of 2,200 shares of common stock, valued at $43,745, with the balance comprised of $97,000 in cash. For the purposes of these pro forma financial statements, the estimated aggregate purchase price has been preliminarily allocated based on an estimate of the fair value of assets and liabilities acquired as of the acquisition date. The allocation of acquisition consideration for Gadea is based on estimates, assumptions, valuations and other studies which have not yet been finalized in order to make a definitive allocation. The following table summarizes the allocation of the preliminary aggregate purchase price to the estimated fair value of the net assets acquired:

July 16, 2015
Assets Acquired
Cash	$10,961
Accounts receivable	23,756
Prepaid expenses and other current assets	2,563
Inventory	48,453
Property and equipment	38,335
Deferred tax assets	856
Intangible assets	48,000
Goodwill	51,365
Other long term-assets	2,053
Total assets acquired	$226,342

Liabilities Assumed
Accounts payable and accrued expenses	$16,561
Debt	44,523
Income taxes payable	5,920
Deferred income taxes	17,050
Other long-term liabilities	1,543
Total liabilities assumed	85,597
Net assets acquired	$140,745

The Company has attributed the goodwill of $51,365 to an expanded global footprint and additional market opportunities that the Gadea business offers. The goodwill is not deductible for tax purposes.

On January 8, 2015 the Company completed the purchase of all of the outstanding equity interests of Aptuit's Glasgow, UK business (“Glasgow”) for total consideration of $23,952. The Glasgow facility will extend the Company’s capabilities to sterile injectable drug product pre-formulation, formulation and clinical stage manufacturing. Glasgow has been assigned to the DPM segment.

The following table summarizes the preliminary allocation of the purchase price to the fair value of the net assets acquired:

January 8, 2015
Assets Acquired
Accounts receivable	$3,381
Prepaid expenses and other current assets	1,160
Inventory	244
Property and equipment	4,285
Intangible assets	4,700
Goodwill	13,816
Deferred tax asset	1,405
Other long term-assets	33
Total assets acquired	$29,024

Liabilities Assumed
Accounts payable and accrued expenses	$1,510
Deferred revenue	1,935
Deferred tax liabilities	1,439
Other long-term liabilities	188
Total liabilities assumed	5,072
Net assets acquired	$23,952

The goodwill of $13,816 is primarily attributed to the synergies expected to arise after the acquisition and is not deductible for tax purposes.

On February 13, 2015 the Company completed the purchase of assets and assumed certain liabilities of Aptuit's Solid State Chemical Information/West Lafayette, Indiana business (“SSCI”) for total consideration of $35,850. SSCI brings extensive material science knowledge and technology and expands the Company’s capabilities in analytical testing to include peptides, proteins and oligonucleotides. SSCI has been assigned to the Discovery and Development Services (“DDS”) segment.

The following table summarizes the preliminary allocation of the purchase price to the fair value of the net assets acquired:

February 13, 2015
Assets Acquired
Accounts receivable	$2,327
Prepaid expenses and other current assets	801
Property and equipment	11,976
Intangible assets	3,560
Goodwill	18,055
Total assets acquired	$36,719

Liabilities Assumed
Accounts payable and accrued expenses	$647
Deferred revenue	222
Total liabilities assumed	869
Net assets acquired	$35,850

The goodwill of $18,055 is primarily attributed to the synergies expected to arise after the acquisition and is deductible for tax purposes.

For Gadea, final valuations will be completed to determine the fair value of the acquired property and equipment and any identifiable intangibles, which may result in changes to the above preliminary estimated fair values, as well as changes to the allocated goodwill. For both Glasgow and SSCI, the valuations are considered to be preliminary as of September 30, 2015.

Revenue and operating income from Gadea for the period ended July 16, 2015 to September 30, 2015 was $19,059 and $1,123, respectively.

Revenue and operating income from Glasgow for the period January 9, 2015 to September 30, 2015 was $11,502 and $2,651, respectively. Revenue and operating income from SSCI for the period ended February 13, 2015 to September 30, 2015 was $10,686 and $2,228, respectively.

The following table shows the unaudited pro forma statements of operations for the three and nine months ended September 30, 2015 and 2014, respectively, as if the Gadea, Glasgow and SSCI acquisitions had occurred on January 1, 2014. This pro forma information does not purport to represent what the Company’s actual results would have been if the acquisitions had occurred as of the date indicated or what such results would be for any future periods.

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total revenues	$108,253	$90,025	$325,673	$267,199
Net (Loss) Income	(2,934)	(2,816)	1,144	(7,036)
Pro forma weighted average shares – basic	34,454	33,821	34,289	33,668
Pro forma weighted average shares – diluted	34,454	33,821	35,523	33,668
Pro forma (loss) earnings per share:
Basic	$(0.09)	$(0.08)	$0.03	$(0.21)
Diluted	$(0.09)	$(0.08)	$0.03	$(0.21)

The following table shows the pro forma adjustments made to the weighted average shares outstanding for the periods noted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average common shares outstanding – basic	34,087	31,631	32,700	31,468
Pro forma impact of acquisition consideration	367	2,200	1,589	2,200
Pro forma weighted average shares – basic	34,454	33,831	34,289	33,668
Dilutive effect of warrants and share based compensation	—	—	1,234	—
Pro forma weighted average shares - diluted	34,454	33,831	35,523	33,668

For the nine month periods ended September 30, 2015 and 2014, pre-tax net income was adjusted by reducing expenses by $985 for acquisition related costs and by increasing expenses by $985 for acquisition related costs, respectively.

For the three and nine months ended September 30, 2015 pre-tax net income was adjusted by increasing expenses by $144 and $2,346, respectively, for purchase accounting related depreciation and amortization. For the three and nine months ended September 30, 2014 pre-tax net income was adjusted by increasing expenses by $1,566 and $4,697, respectively, for purchase accounting related depreciation and amortization.

For the nine months ended September 30, 2014, the estimated acquisitions accounting adjustment of $17,803 was included in cost of contract revenue to show the proforma impact of the Gadea acquisition occurring on January 1, 2014. For the three and nine months ended September 30, 2015, a pro forma adjustment was made to reduce cost of revenue by $3,126.

The Company partially funded the acquisition of Gadea utilizing the proceeds from a $200,000 term loan that was provided for in conjunction with a $230,000 senior secured credit agreement (the “Credit Agreement”) with Barclays Bank PLC that was completed in July 2015 (see Note 5). The Company did not have sufficient cash on hand to complete the acquisition as of January 1, 2014. For the purposes of presenting the pro forma statements of operations for the three and nine months ended September 30, 2015 and 2014, the Company has assumed that it entered into a Credit Agreement on January 1, 2014 for an amount sufficient to fund the preliminary cash consideration to acquire Gadea as of that date. The pro forma statements of operations for the three and nine months ended September 30, 2015 and 2014 reflect the recognition of interest expense that would have been incurred on the Credit Agreement had it been entered into on January 1, 2014. The Company has recorded $520 and $7,921 of pro forma interest expense on the Credit Agreement for the purposes of presenting the pro forma statements of operations for the three and nine months ended September 30, 2015, and $3,057 and $9,171 for the three and nine months ended September 30, 2014, respectively.

The Company funded the acquisitions of SSCI and Glasgow utilizing the proceeds from a $75,000 senior secured credit agreement that was completed in October of 2014. The Company did not have sufficient cash on hand to complete these acquisitions as of January 1, 2014. For the purposes of presenting the pro forma statement of operations for the three and nine months ended September 30, 2014, the Company has included the assumption of bridge financing as of January 1, 2014 to fund the acquisition of SSCI and Glasgow as of that date. The pro forma statement of operations for the three and nine months reflects the recognition of interest expense on the assumed bridge financing for the period January 1, 2014 to September 30, 2014, using the rate of interest that the Company paid on its senior secured credit facility. For the three and nine months ended September 30, 2015, pre-tax net income was adjusted by $0 and $98 of pro forma interest expense on the senior secured facility to assume that the amount had been outstanding for the entire three and nine month periods. For the three and nine months ended September 30, 2014, pre-tax net income was adjusted by $375 and $1,125 of pro forma interest expense on the senior secured facility.

Note 4 — Inventory

Inventory consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Raw materials	$39,209	$24,298
Work in process	39,382	4,563
Finished goods	26,077	21,019
Total inventories, at cost	$104,668	$49,880

Note 5 –Debt

The following table summarizes long-term debt:

	September 30, 2015	December 31, 2014
Convertible senior notes, net of unamortized debt discount	$127,325	$122,696
Revolving credit facility	198,171	35,000
Industrial development authority bond	2,080	2,390
Bankia, S.A. euro-denominated loan – due May 2017	1,195	-
Banco Bilboa Vizcaya Argentaria, S.A. euro-denominated loan – due April 2017	1,955	-
Banco Santander, S.A. euro-denominated loan – due May 2017	1,574	-
Banco Bilboa Vizcaya Argentaria, S.A. euro-denominated loan – due February 2019	9,581	-
Banco Santander, S.A. euro-denominated loan – due February 2020	6,929	-
Bankia, S.A. euro-denominated loan – due February 2020	12,628	-
Caixabank, S.A. euro-denominated loan – due February 2020	3,362	-
ADE euro denominated loan due due August 2022	1,007	-
Ministry of Economy and Competitiveness euro-denominated loan – due 2017	1,613	-
Somacyl euro-denominated loan – due March 2016	1,714	-
Capital leases – equipment & other	1,224	341
	370,358	160,427
Less deferred financing fees	(10,856)	(4,085)
Less current portion	(15,129)	(447)
Total long-term debt	$344,373	$155,895

The aggregate maturities of long-term debt, exclusive of unamortized debt discount of $24,505 at September 30, 2015, are as follows:

2015 (remaining)	$3,527
2016	14,970
2017	11,943
2018	354,189
2019	6,092
Thereafter	4,142
Total	$394,863

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

The balance required to be maintained as restricted cash must be at least 110% of the maximum potential amount of the outstanding letters of credit.  As of September 30, 2015, the Company had $2,111 of outstanding letters of credit secured by restricted cash of $2,963 and $960 of outstanding letters of credit that were unsecured.

On October 24, 2014, the Company entered into a $50,000 senior secured credit agreement (the “Credit Agreement”) consisting of a three-year, $50,000 revolving credit facility, which includes a $15,000 sublimit for the issuance of standby letters of credit and a $5,000 sublimit for swing line loans. The Credit Agreement also included an accordion feature that, subject to securing additional commitments from existing lenders or new lending institutions, would have allowed the Company to increase the aggregate commitments under the Credit Agreement by up to $10,000. On December 23, 2014, the Credit Agreement was amended to increase the available commitment to $75,000, increasing and using the accordion feature in its entirety (“Amendment No 1. to Credit Agreement”).

On July 16, 2015, the Company entered into an Amendment and Restatement to the Credit Agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement permitted the Company to repay the entire outstanding principal outstanding under Amendment No. 1 to Credit Agreement and to apply that prepayment on a non-pro rata basis among the lenders under Amendment No. 1 to Credit Agreement. The Company used the proceeds from borrowings under the Amended and Restated Credit Agreement to repay the entire outstanding principal outstanding under the Amendment No. 1 to Credit Agreement on July 16, 2015 and amended the Credit Agreement.

On August 19, 2015, the Company entered into the Second Amended and Restated Credit Agreement (the “Second Restated Credit Agreement”) with Barclays Bank PLC, as Administrative Agent, Collateral Agent, L/C Issuer and Swing Line Lender, and the other lenders party thereto.

The Second Restated Credit Agreement, increases the aggregate commitments under the Amended and Restated Credit Agreement by up to $50,000 (plus, to the extent utilized to effect an increase in the revolving credit facility an additional $20,000), plus an unlimited amount subject to compliance with a pro forma secured leverage ratio. The borrowings under the Second Restated Credit Agreement are prepayable at the option of the Company, subject to a 1.00% prepayment premium in certain circumstances if prepaid within the first twelve months after the date of the Second Restated Credit Agreement, and otherwise without premium or penalty (other than customary brokerage costs for Eurodollar loans).

The Second Restated Credit Agreement, subject to the terms and conditions set forth therein, provides for a $200,000 five-year term loan and a $30,000 five-year revolving credit facility, which includes a $10,000 sublimit for the issuance of standby letters of credit and a $5,000 sublimit for swingline loans. The Company used a portion of the proceeds to fund the acquisition of Gadea and expects to use future borrowings under the Second Restated Credit Agreement for working capital and other general corporate purposes of the Company and its subsidiaries, subject to the terms and conditions set forth in the Second Restated Credit Agreement.

At the Company’s election, term loans made under the Second Restated Credit Agreement initially bear interest at the Adjusted Eurodollar Rate (as defined below) plus 4.75% or the Base Rate (as defined below) plus 3.75%. Upon achievement of a certain senior secured leverage ratio, the rates will step down to 4.50% and 3.50%, respectively. The Base Rate means, for any day, a fluctuating rate per annum equal to the highest of (i) the federal funds rate plus ½ of 1.00%, (ii) the prime rate in effect on such day and (iii) the Adjusted Eurodollar Rate for a one month interest period beginning on such day (or, if such day is not a business day, the immediately preceding business day) plus 1.00%; provided that, in the case of the term loans, the Base Rate shall at all times be deemed to be not less than the 2.00%. The Adjusted Eurodollar Rate means for the interest period for each Eurodollar loan comprising part of the same group, the quotient obtained (expressed as a decimal, carried out to five decimal places) by dividing (i) the applicable Eurodollar rate for such interest period by (ii) 1.00% minus the Eurodollar reserve percentage; provided that, in the case of the term loans only, the Adjusted Eurodollar Rate shall at all times be deemed to be not less than 1.00%.

The Second Restated Credit Agreement includes a springing maturity provision such that the loans under the Second Restated Credit Agreement will mature six months prior to the maturity date of the Notes if more than $25,000 of the Notes (as defined below) are outstanding and the secured leverage ratio is greater than 1.50 to 1.00 on such date.

The borrowings under the Second Restated Credit Agreement are prepayable at the option of the Company, subject to a 1.00% prepayment premium in certain circumstances if prepaid within the first twelve months, and otherwise without premium or penalty (other than customary breakage costs for Eurodollar loans). Amounts prepaid under the term loan facility are not available for reborrowing, but amounts prepaid under the revolving credit facility are available for reborrowing unless the Company decides to permanently reduce the commitments under the revolving credit facility, subject to the terms and conditions of the Second Restated Credit Agreement.

The obligations under the Second Restated Credit Agreement are guaranteed by certain domestic subsidiaries of the Company (each a “Guarantor”) and are secured by first priority liens on, and security interests in, substantially all of the present and after-acquired assets of the Company and each Guarantor subject to certain customary exceptions.

The Second Restated Credit Agreement contains customary representations and warranties relating to the Company and its subsidiaries. The Second Restated Credit Agreement also contains certain affirmative and negative covenants including negative covenants that limit or restrict, among other things, liens, indebtedness, investments and acquisitions, mergers and fundamental changes, asset sales, restricted payments, changes in the nature of the business, transactions with affiliates and other matters customarily restricted in such agreements. The Second Restated Credit Agreement is also subject to certain customary “Market Flex” provisions, which, if utilized, could alter certain of the terms.

The components of the revolving credit facility were as follows:

September 30, 2015
Principal amount	$200,000
Unamortized debt discount	1,829
Net carrying amount of revolving credit facility	$198,171

Convertible Senior Notes

On December 4, 2013, the Company completed a private offering of $150,000 aggregate principal amount of 2.25% Cash Convertible Senior Notes (the “Notes”), between the Company and Wilmington Trust, National Association, as Trustee.  The Notes mature on November 15, 2018, unless earlier repurchased or converted into cash in accordance with their terms prior to such date and interest is paid in arrears semiannually on each May 15 and November 15 at an annual rate of 2.25% beginning on May 15, 2014. The Notes were offered and sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act").

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

The cash conversion feature of the Notes (“Notes Conversion Derivative”) requires bifurcation from the Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. The fair value of the Notes Conversion Derivative at the time of issuance of the Notes was $33,600 and was recorded as original debt discount for purposes of accounting for the debt component of the Notes. This discount is amortized as interest expense using the effective interest method over the term of the Notes. For the three and nine months ended September 30, 2015, the Company recorded $1,572 and $4,628, respectively, of amortization of the debt discount as interest expense based upon an effective rate of 7.69%.

The components of the Notes were as follows:

	September 30, 2015	December 31, 2014
Principal amount	$150,000	$150,000
Unamortized debt discount	22,675	27,304
Net carrying amount of Notes	$127,325	$122,696

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

At the same time, the Company also entered into separate warrant transactions with each of the Option Counterparties initially relating, in the aggregate, to 9,598 shares of the Company's common stock underlying the note hedge transactions. The cash convertible Note Hedges are intended to offset cash payments due upon any conversion of the Notes. However, the warrant transactions could separately have a dilutive effect to the extent that the market price per share of the Company's common stock (as measured under the terms of the warrant transactions) exceeds the applicable strike price of the warrants. The initial strike price of the warrants is $18.9440 per share, which was 60% above the last reported sale price of the Company's common stock of $11.84 on November 19, 2013 and proceeds of $23,100 were received from the Option Counterparties from the sale of the warrants.

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

Neither the Notes Conversion Derivative nor the Notes Hedges qualify for hedge accounting, thus any changes in the fair market value of the derivatives is recognized immediately in the statement of operations. As of September 30, 2015 and December 31, 2014, the changes in fair market value of the Notes Conversion Derivative and the Notes Hedges were equal, therefore there was no change in fair market value that was recognized in the statement of operations.

The following table summarizes the fair value and the presentation in the consolidated balance sheet:

	Location on Balance Sheet	September 30, 2015	December 31, 2014
Notes Hedges	Other assets	$63,220	$58,928
Notes Conversion Derivative	Other liabilities	$(63,220)	$(58,928)

Loans with various financial institutions

In connection with the Gadea acquisition, the Company assumed various debt instruments as part of the transaction as follows:

•	Bankia, S.A. euro-denominated loan – due May 2017: Loan was granted under the “2014 ICO-Companies and Entrepreneurs” Financing Agreement, for initial amount of $4,110 and is repayable in 36 monthly installments.
•	Banco Bilboa Vizcaya Argentaria, S.A. euro-denominated loan – due April 2017: Loan was granted under the “2014 ICO-Companies and Entrepreneurs” Financing Agreement, for initial amount of $2,760 and is repayable in 36 monthly installments.
•	Banco Santander, S.A. euro-denominated loan – due May 2017: Loan was granted under the “2014 EIB-SME-Medium-Sized-Enterprises” Financing Agreement, for $3,425 and is repayable in 36 monthly installments.
•	Banco Bilboa Vizcaya Argentaria, S.A. euro-denominated loan – due February 2019: Loan was granted for $11,350, repayable in 48 monthly installments.
•	Banco Santander, S.A. euro-denominated loan – due February 2020: Loan was granted under the “BEI-Inversion 2012” Financing Agreement for an initial amount of $14,187 and is repayable in 20 quarterly installments.
•	Bankia, S.A. euro-denominated loan – due February 2020: Loan was granted for $7,945, repayable in 60 monthly installments.
•	Caixabank, S.A. euro-denominated loan – due February 2020: Loan was granted for $3,405, repayable in 10 biannual installments.

All of the above loans bear interest at a rate equivalent to the Euribor plus a market spread, with the exception of the Banco Santander, S.A. loan – February 2020, which bears interest at a fixed annual rate of 1.5%. The range of interest rates for the above loans is 1.48% to 2.21%. In the event the Banco Santander S.A loan – 2020 is repaid early, the Company must pay the financial institution an amount in compensation for any financial losses it suffers as a result of the early repayment, based on a pre-established formula. As of September 30, 2015, the Company does not intend to repay this loan early.

Loans granted by public bodies

•	ADE euro denominated loan due August 2022 – Loan was granted by the Agency of Financing, Innovation and Business Internationalization (“ADE”) in 2013 for $1,170. It bears interest at a fixed annual rate of 2.11% and is payable in twelve bi-annual installments of $98 each, starting in August of 2016.
•	Ministry of Economy and Competitiveness euro-denominated loan – due 2017 – Research and development loan was granted by the Ministry of Economy and Competitiveness in two installments, made in 2012 & 2013 for $2,254. The loan bears interest at 0.5% and is due in 2017.
•	Somacyl euro-denominated loan – due March 2016 – Loan for the financing of a production plant in March 2014, with payments of principal and interest of 2.0% of 24 installments $13 from inception, then one payment of $1,826 in March 2016.

Note 6 — Restructuring and Impairment

In April 2015, the Company announced a restructuring plan with respect to certain operations in the UK, within its API business segment. In connection with the restructuring plan, the Company expects to cease all operations at its Holywell, UK facility effective in the fourth quarter of 2015. The Company recorded $253 and $2,729 in charges for reduction in force and termination benefits related to the UK facility during the three and nine months ended September 30, 2015, respectively. In conjunction with the Company’s actions to cease operations at its Holywell, UK facility, the Company also recorded property and equipment impairment charges of $540 and $3,090 in the API segment during the three and nine months ended September 30, 2015. These charges are included under the caption “impairment charges” on the consolidated statement of operations. Equipment that will not be transferred or recovered through sale is subject to accelerated depreciation over the remaining operating period of the facility.

In the third quarter of 2014, the Company recorded restructuring charges related to optimizing the Singapore facility’s footprint. In April 2014, the Company announced a restructuring plan transitioning Discovery and Development Services (“DDS”) activities at its Syracuse, NY site to other sites within the Company and ceased operations in Syracuse, NY at the end of June 2014. The actions taken are consistent with the Company’s ongoing efforts to consolidate its facility resources to more effectively utilize its DDS resource pool and to further reduce its facility cost structure.

Restructuring charges for the three and nine months ended September 30, 2015 were $709 and $3,828, respectively, consisting primarily of UK termination charges and costs associated with the transfer of continuing products from the Holywell, UK facility to our other manufacturing locations as well as, lease termination and other charges associated with the previously announced restructuring at the Company’s Syracuse, NY facility.

The following table displays the restructuring activity and liability balances for the nine month period ended as of September 30, 2015:

	Balance at January 1, 2015	Charges/ (reversals)	Amounts Paid	Foreign Currency Translation & Other Adjustments	Balance at September 30, 2015

Termination benefits and personnel realignment	$226	$2,607	(715)	(11)	$2,107
Lease termination and relocation charges	3,280	238	(1,627)	(106)	1,785
Other	-	983	(983)		-
Total	$3,506	$3,828	(3,325)	(117)	$3,892

Termination benefits and personnel realignment costs relate to severance packages, outplacement services, and career counseling for employees affected by the restructuring. Lease termination charges relate to estimated costs associated with exiting a facility, net of estimated sublease income.

Restructuring charges are included under the caption “Restructuring charges” in the consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 and the restructuring liabilities are included in “Accounts payable and accrued expenses” and “other long-term liabilities” on the consolidated balance sheets at September 30, 2015 and December 31, 2014.

Anticipated cash outflow related to the restructuring reserves as of September 30, 2015 for the remainder of 2015 is approximately $1,295.

The Company is currently marketing its Syracuse, NY facility for sale, within its DDS operating segment. The facility is classified as for held for sale in accordance with ASC Topic 360, “Property, Plant and Equipment”, as amended by ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Components of an Entity”. The long-lived assets associated with the Syracuse, NY facility have been segregated to a separate line item on the consolidated balance sheet until they are sold and depreciation expense on the location has ceased. The carrying value of the facility is $1,132 at September 30, 2015.

Note 7 — Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2015 were as follows:

	DDS	API	DPM	Total
Balance as of December 31, 2014	$-	$16,899	$44,879	$61,778
Goodwill acquired	18,055	51,365	13,816	83,236
Foreign exchange translation	-	712	-	712
Balance as of September 30, 2015	$18,055	$68,976	$58,695	$145,726

The components of intangible assets are as follows:

	Cost	Impairment	Accumulated Amortization	Net	Amortization Period
September 30, 2015
Patents and Licensing Rights	$22,039	$(2,508)	$(2,367)	$17,164	2-16 years
Customer Relationships	63,705	-	(3,099)	60,606	5-20 years
Tradename	7,300	-	-	7,300	indefinite
Trademarks	2,190	-	(446)	1,744	5 years
Total	$95,234	$(2,508)	$(5,912)	$86,814

	Cost	Impairment	Accumulated Amortization	Net	Amortization Period
December 31, 2014
Patents and Licensing Rights	$4,716	$(2,443)	$(1,781)	$492	2-16 years
Customer Relationships	32,315	-	(1,679)	30,636	5-20 years
Trademarks	1,600	-	(180)	1,420	5 years
Total	$38,631	$(2,443)	$(3,640)	$32,548

Amortization expense related to intangible assets was $1,275 and $587 for the three months ended September 30, 2015 and 2014, respectively, and $2,702 and $979 for the nine months ended September 30, 2015 and 2014, respectively. The weighted average amortization period is 16.4 years.

The following chart represents estimated future annual amortization expense related to intangible assets:

Year ending December 31,
2015 (remaining)	$1,372
2016	5,492
2017	5,491
2018	5,504
2019	5,312
Thereafter	56,343
Total	$79,514

Note 8 — Share-Based Compensation

During the three and nine months ended September 30, 2015, the Company recognized total share based compensation cost of $1,797 and $4,816, respectively, as compared to total share based compensation cost for the three and nine months ended September 30, 2014 of $1,018 and $2,975, respectively.

The Company grants share-based compensation, including restricted shares, under its 2008 Stock Option and Incentive Plan, as amended, as well as its 1998 Employee Stock Purchase Plan, as amended (“ESPP”). The 2008 Stock Option and Incentive Plan and ESPP are together referred to as the “Stock Option and Incentive Plans”.

Restricted Stock

A summary of unvested restricted stock activity during the nine months ended September 30, 2015 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding, January 1, 2015	923	$10.81
Granted	419	$16.66
Vested	(211)	$9.81
Forfeited	(127)	$9.98
Outstanding, September 30, 2015	1,004	$13.58

As of September 30, 2015, there was $10,514 of total unrecognized compensation cost related to unvested restricted shares. That cost is expected to be recognized over a weighted-average period of 2.91 years. Of the 1,004 restricted shares outstanding, the Company currently expects all shares to vest.

Stock Options

The fair value of each stock option award is estimated at the date of grant using the Black-Scholes valuation model based on the following assumptions:

	For the Nine Months Ended
	September 30, 2015	September 30, 2014
Expected life in years	5	5
Risk free interest rate	1.59%	1.52%
Volatility	42%	53%
Dividend yield	—	—

A summary of stock option activity under the Company’s Stock Option and Incentive Plans during the nine-month period ended September 30, 2015 is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2015	1,804	$6.18
Granted	266	$16.93
Exercised	(340)	$5.15
Forfeited	(202)	$6.85
Expired	—	—
Outstanding, September 30, 2015	1,528	$8.19	6.65	$14,090
Options exercisable, September 30, 2015	988	$6.04	5.62	$11,243

The weighted average fair value of stock options granted for the nine months ended September 30, 2015 and 2014 was $6.51 and $4.85, respectively. As of September 30, 2015, there was $2,019 of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.62 years. Of the 1,528 stock options outstanding, the Company currently expects all options to vest.

Employee Stock Purchase Plan

During the nine months ended September 30, 2015 and 2014, 83 and 74 shares, respectively, were issued under the Company’s ESPP.

During the nine months ended September 30, 2015 and 2014, cash received from stock option exercises and employee stock purchases under the ESPP was $2,818 and $2,135, respectively. The excess tax benefit realized for the tax deductions from share based compensation was $0 and $1,456 for the nine months ended September 30, 2015 and 2014, respectively.

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

The following table contains earnings data by operating segment, reconciled to totals included in the unaudited condensed consolidated financial statements:

For the three months ended September 30, 2015	Contract Revenue	Milestone & Recurring Royalty Revenue	Income (Loss) from Operations	Depreciation and Amortization

DDS	$23,135	$(63)	$6,190	$2,013
API	56,158	3,294	13,559	3,778
DPM	22,055	—	1,480	1,117
Corporate (b)	—	—	(21,219)	—
Total	$101,348	$3,231	$10	$6,908

For the three months ended September 30, 2014	Contract Revenue	Milestone & Recurring Royalty Revenue	Income (Loss) from Operations	Depreciation and Amortization

DDS	$17,107	$2,603	$1,981	$1,525
API	30,549	2,387	2,612	2,468
DPM	9,825	—	(2,760)	1,048
Corporate (b)	—	—	(11,568)	—
Total	$57,481	$4,990	$(9,735)	$5,041

For the nine months ended September 30, 2015	Contract Revenue	Milestone & Recurring Royalty Revenue	Income (Loss) from Operations	Depreciation and Amortization

DDS	$65,762	$5,541	$21,310	$5,973
API	134,003	8,697	33,564	8,501
DPM	61,941	—	7,744	4,196
Corporate (b)	—	—	(55,211)	—
Total	$261,706	$14,238	$7,407	$18,670

For the nine months ended September 30, 2014	Contract Revenue (a)	Milestone & Recurring Royalty Revenue	Income (Loss) from Operations	Depreciation and Amortization

DDS	$55,221	$12,817	$13,133	$5,210
API	99,920	7,161	28,243	6,234
DPM	14,852	—	(3,620)	1,622
Corporate (b)	—	—	(34,944)	—
Total	$169,993	$19,978	$2,812	$13,066

(a)	A portion of the 2014 amounts were reclassified from DDS to API to better align business activities within the Company’s reporting segments. This reclassification impacted contract revenues for 2014.

(b)	The Corporate entity consists primarily of the general and administrative activities of the Company.

The following table summarizes other information by segment as of and for the nine month period ended September 30, 2015:

	DDS	API	DPM	Total
Long-lived assets	$80,922	$237,408	$127,896	$446,226
Total assets	169,402	517,985	132,481	819,868
Goodwill included in long-lived assets	18,055	68,976	58,695	145,726
Investments in unconsolidated affiliates	956	—	—	956
Capital expenditures	5,419	5,819	2,421	13,659

The following table summarizes other information by segment as of and for the nine month period ended September 30, 2014:

	DDS	API	DPM	Total
Long-lived assets	$56,326	$100,363	$106,739	$263,428
Total assets	133,709	266,461	132,866	533,036
Goodwill included in long-lived assets	—	17,168	44,879	62,067
Investments in unconsolidated affiliates	956	—	—	956
Capital expenditures	3,300	7,776	937	12,013

Note 10 — Financial Information by Customer Concentration and Geographic Area

Total percentages of contract revenues by each segment’s three largest customers for the three and nine months ended September 30, 2015 and September 30, 2014 are indicated in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
DDS	10%, 9%, 4%	11%, 8%, 7%	10%, 9%, 4%	9%, 8%, 7%
API	21%, 7%, 6%	37%, 14%, 7%	23%, 11%, 8%	27%, 11%, 10%
DPM	19%, 13%, 3%	20%, 15%, 10%	17%, 12%, 5%	13%, 13%, 13%

Total contract revenue from GE Healthcare (“GE”), represented 12% of total contract revenue for both the three and nine months ended September 30, 2015. Total contract revenue from GE represented 19% and 16% of total contract revenue for the three and nine months ended September 30, 2014, respectively.

The Company’s total contract revenue for the three and nine months ended September 30, 2015 and 2014 was recognized from customers in the following geographic regions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

United States	56%	62%	64%	65%
Europe	32	27	27	22
Asia	7	10	6	9
Other	5	1	3	4

Total	100%	100%	100%	100%

Long-lived assets by geographic region are as follows:

	September 30, 2015	December 31, 2014
United States	$153,584	$144,490
Asia	14,161	14,986
Europe	45,941	5,999
Total long-lived assets	$213,686	$165,475

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

On November 12, 2014, a purported class action lawsuit, John Gauquie v. Albany Molecular Research, Inc., et al., No. 14-cv-6637, was filed against the Company and certain of its current and former officers in the United States District Court for the Eastern District of New York.  The complaint alleges claims under the Securities Exchange Act of 1934 arising from the Company’s August 5, 2014 announcement of its financial results for the second quarter of 2014, including that the OsoBio New Mexico facility experienced a power interruption in July 2014, which would have a material impact on the Company’s results.  The complaint alleges that the price of the Company’s stock was artificially inflated between August 5, 2014 and November 5, 2014, and seeks certification as a class action, unspecified monetary damages and attorneys’ fees and costs. The complaint was amended on March 31, 2015 to request certification of a class of investors during the period between August 5, 2014 and November 5, 2014. On October 2, 2015, the Company submitted a motion to dismiss the complaint, as amended.

Insurance Recovery

During the second quarter of 2015, the Company received a business interruption insurance recovery of $600, relating to the OsoBio facility. This amount was recorded as Other income in the Condensed Consolidated Statements of Operations. The Company has submitted additional claims related to this event, which are currently under evaluation by the carrier. The ultimate outcome of the claims are unknown at this time.

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

Convertible senior notes, derivatives and hedging instruments: The fair values of the Company’s Notes, which differ from their carrying values, are influenced by interest rates and the Company's stock price and stock price volatility and are determined by prices for the Notes observed in market trading, which are level 2 inputs. The estimated fair value of the Notes at September 30, 2015 was $184,500. The Notes Hedges and the Notes Conversion Derivative are measured at fair value using level 2 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable market data for all inputs, such as implied volatility of the Company's common stock, risk-free interest rate and other factors.

Interest rate swaps

At September 30, 2015, the Company had contracted a derivative financial instrument to reduce the impact of fluctuations in variable interest rates on a loan that a financial institution granted in February 2015, which is a level 2 input. The estimated fair value of the swap at September 30, 2015 was $39. The Company hedges the interest the risk of the initial amount of the aforementioned bank loan through an interest rate swap. In this arrangement, the interest rates are exchanged so that the Company receives from the financial institution a variable rate of the 3-month Euribor, in exchange for a fixed interest payment for the same nominal (0.3%). The variable interest rate received for the derivative offsets the interest payment on the hedged transaction, with the end result being a fixed interest payment on the hedged financing. At September 30, 2015, the derivative financial instrument had not been designated as a hedge.

To determine the fair value of the interest rate swap, the Company uses cash flow discounting based on the implicit rates determined by the euro interest rate curve, according to market conditions at the valuation date.

Instrument	Nominal Amount at 9/30/2015	Contract Date	Contract Date Expiration	Interest Rate Payable	Interest Rate Recievable
Interest rate swap	$7,306	2/19/2015	2/19/2020	3-month Euribor	Fixed rate of 0.30%

Long-term debt, other than convertible senior notes:  The carrying value of long-term debt approximated fair value at September 30, 2015 due to the resetting dates of the variable interest rates.

Note 13 – Accumulated Other Comprehensive Loss, Net

The activity related to accumulated other comprehensive loss, net was as follows:

	Pension and postretirement benefit plans	Foreign currency adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2014, net of tax	$(6,374)	$(8,060)	$(14,434)
Net current period change, net of tax	432	(84)	348
Balance at September 30, 2015, net of tax	$(5,942)	(8,144)	(14,086)

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive loss, net:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Actuarial losses before tax effect (a)	$190	$148	$664	$460

Tax benefit on amounts reclassified into earnings	(66)	(53)	(232)	(162)
	$124	$95	$432	$298

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our results of operations and financial condition should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the Notes thereto included within this report. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “intend,” “expect,” “anticipate,” “believe,” and “continue” or similar words, and include, but are not limited to, statements concerning the Company’s relationship with its largest customers, trends in pharmaceutical and biotechnology companies’ outsourcing of manufacturing services and chemical research and development, including softness in these markets, the effects of the reduction and cessation of royalties on Allegra products in 2015 and the expiration of such patents, the success of the sales of other products for which the Company receives royalties; the risk that the Company will not be able to replicate either in the short or long term the revenue stream that has been derived from the royalties payable under the Allegra® license agreements; the risk that clients may terminate or reduce demand under any strategic or multi-year deal; the Company’s ability to enforce its intellectual property and technology rights, expected benefits from past or future acquisitions, including Cedarburg Pharmaceuticals, Inc. (“Cedarburg”), the Glasgow, UK business (“Glasgow”), our SSCI/West Lafayette business (“SSCI”), Oso Biopharmaceuticals Manufacturing, LLC (“OsoBio”) and Gadea Grupo Farmaceutico, S.L. (“Gadea”), the Company’s ability to take advantage of proprietary technology and expand the scientific tools available to it, the ability of the company’s strategic investments and acquisitions to perform as expected, earnings, contract revenues, costs and margins, statements regarding pending litigation matters, government regulation, customer spending and business trends, foreign operations, including increasing options and solutions for customers, business growth and the expansion of the Company’s global market, clinical supply manufacturing, management’s strategic plans, drug discovery, product commercialization, license arrangements, research and development projects and expenses, revenue and expense expectations for future periods, long-lived asset impairment, pension and postretirement benefit costs, competition and tax rates. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that could cause such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 16, 2015, and Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q. All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future, except as required by law. References to “AMRI”, the “Company,” “we,” “us,” and “our,” refer to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole.

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

We may consider additional acquisitions that enhance or complement our existing service offerings. In addition to growing organically, any acquisitions would generally be expected to contribute to AMRI’s growth by integrating with and expanding our current services, or adding services within the drug discovery, development and manufacturing life cycle. During 2015, we have entered into acquisition transactions with Gadea in July, SSCI in February and Glasgow in January that contributed to our results of operations and will continue to contribute to our future operations.

Our backlog of open manufacturing orders and accepted service contracts was $190.3 million at September 30, 2015 as compared to $151.1 million at September 30, 2014. Our manufacturing and services contracts are completed over varying durations, from short to extended periods of time.

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

Results of Operations – Three and Nine Months ended September 30, 2015 Compared to Three and Nine Months Ended September 30, 2014

Our total revenue for the quarter ended September 30, 2015 was $104.6 million, which included $101.4 million from our contract service business and $3.2 million from royalties on sales of certain products. Consolidated gross margin was 20.9% for the quarter ended September 30, 2015 as compared to 1.9% for the quarter ended September 30, 2014. Our net loss was $4.2 million and $4.1 million during the three and nine months ended September 30, 2015, respectively.

During the nine months ended September 30, 2015, cash provided by operations was $38.5 million compared to cash provided by operations of $3.9 million for the same period of 2014. The increase in cash provided by operations was primarily driven by improvements in working capital management during the period. During the nine months ended September 30, 2015, we spent $13.7 million on capital expenditures, primarily related to growth and maintenance of our existing facilities. During the nine months ended September 30, 2015, we spent $23.9 million to acquire Glasgow, $35.8 million to acquire SSCI and $86.0 (net of cash acquired) to acquire Gadea.

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

Revenue

Total contract revenue

Contract revenue consists primarily of fees earned under manufacturing or service contracts with third-party customers. Our contract revenues for each of our DDS, API and Drug Product segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014

DDS	$23,135	$17,107	$65,762	$55,221
API	56,158	30,549	134,003	99,920
DPM	22,055	9,825	61,941	14,852
Total	$101,348	$57,481	$261,706	$169,993

DDS contract revenue for the three and nine months ended September 30, 2015 increased primarily due to incremental revenue from our acquisition of the SSCI business in February 2015, which provided $4.6 million and $10.7 million, respectively, and increased demand in our U.S. small scale development and U.S. chemistry services. We currently expect DDS revenue for full year 2015 to increase from amounts in 2014 driven by improved facility utilization at all of our sites as well as incremental revenue from our acquisition of SSCI.

API contract revenue for the three months ended September 30, 2015 increased primarily from our acquisition of Gadea in July 2015, which provided incremental revenues of $17.8 million, increased demand of our commercial and clinical manufacturing services in the U.S and improved pricing. API contract revenue for the nine months ended September 30, 2015 increased from 2014 primarily due to $5.0 million of incremental revenue from the Cedarburg acquisition which we completed in April 2014, incremental revenues from our acquisition of Gadea, increased demand at our commercial and clinical manufacturing services in the U.S. and improved pricing. We currently expect continued growth in API contract revenue for full year 2015 due to on-going demand for our commercial and clinical manufacturing services worldwide, a full year of revenue from Cedarburg and incremental revenue from our acquisitions of Gadea.

DPM contract revenue for the three and nine months ended September 30, 2015 increased from 2014 due to $6.5 and $31.0 million, respectively, in incremental revenue from the July 2014 acquisition of OsoBio, $4.1 and $11.5 million, respectively, from our acquisition of the Glasgow, U.K. facility in January 2015, and increased demand at our Burlington, MA facility. Additionally, during the third quarter of 2014, DPM contract revenues at OsoBio were impacted due to a business interruption at the Albuquerque facility. We currently expect continued growth in DPM contract revenue for full year 2015 due to a full year of revenue from OsoBio, the incremental revenue from our Glasgow, U.K. facility and continued demand at our Burlington, MA facility and incremental revenue from our acquisition of Gadea in July 2015.

Recurring royalty revenue

Three Months Ended September 30,		Nine Months Ended September 30,
2015	2014	2015	2014
(in thousands)

$3,231	$4,990	$14,238	$19,978

Our recurring royalties consist of worldwide sales of Allegra/Telfast and Sanofi over-the-counter product and authorized generics. Additionally, we earn recurring royalty revenue in conjunction with a Development and Supply Agreement with Allergan. During the third quarter of 2015, we began earning royalties under an agreement with a customer of Gadea. Recurring royalties decreased during the three and nine months ended September 30, 2015 as compared to 2014 as a result of patent expirations associated with Allegra/Telfast during the second quarter of 2015. These amounts were partially offset by an increase in the other royalties during the periods. We currently expect full year 2015 recurring royalties to decline due to the expiration of the patents underlying the Allegra royalties in the second quarter of 2015.

The recurring royalties on the sales of Allegra/Telfast have historically provided a material portion of our revenues, earnings and operating cash flows. All patents covered by our license agreements have expired during the second quarter of 2015, and we will not receive any additional royalties on the sales of fexofenadine product in future periods. We continue to develop our business in an effort to supplement the revenues, earnings and operating cash flows that have historically been provided by Allegra/Telfast royalties.

Costs and Expenses

Cost of contract revenue

Cost of contract revenue consists of compensation and associated fringe benefits for employees, chemicals, depreciation and other indirect project related costs. Cost of contract revenue for our DDS, API and DPM segments were as follows:

Segment	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014

DDS	$16,742	$14,051	$48,936	$45,091
API	43,410	29,778	100,427	79,499
DPM	20,052	12,585	53,648	18,472
Total	$80,204	$56,414	$203,011	$143,062

DDS Gross Margin	27.6%	17.9%	25.6%	18.3%
API Gross Margin	22.7%	2.5%	25.1%	20.4%
DPM Gross Margin	9.1%	(28.1)%	13.4%	(24.4)%
Total Gross Margin	20.9%	1.9%	22.4%	15.8%

DDS contract revenue gross margin percentage increased for the three and nine months ended September 30, 2015 compared to the same periods in 2014. This increase is primarily due to cost reduction initiatives and facility optimization and also due to the addition of higher margin revenues at our SSCI facility. We currently expect DDS contract margin for full year 2015 to improve over amounts recognized in full year 2014 primarily due to the full year benefit of previous cost reduction initiatives and facility optimization as well as higher margin revenues from our acquisition of SSCI.

API contract revenue gross margin percentages increased for the three and nine months ended September 30, 2015 compared to the same periods in 2014 due our acquisition of Gadea in July of 2015 and higher margin commercial sales, a portion of which is attributable to a retroactive price adjustment which was effective in the third quarter of 2015. We currently expect improvement in API contract margins for full year 2015 over amounts recognized in 2014 driven by these factors and increases in capacity utilization at all of our large-scale facilities worldwide.

DPM contract revenue gross margin percentage increased for the three and nine months ended September 30, 2015 compared to the same periods in 2014 primarily due to the addition of revenue from OsoBio, which was acquired in July 2014, the benefit of the Glasgow business acquired in January 2015 and increased utilization at our Burlington, MA facility. Additionally, during the third quarter of 2014, DPM gross margins at OsoBio were impacted due to a business interruption at the Albuquerque facility. We currently expect continued improvement in DPM contract margins for full year 2015 driven by these factors and also by increased overall capacity utilization.

Technology incentive award

We maintain a Technology Development Incentive Plan, the purpose of which is to stimulate and encourage novel innovative technology developments by our employees. This plan allows eligible participants to share in a percentage of the net revenue earned by us relating to patented technology with respect to which the eligible participant is named as an inventor or made a significant intellectual contribution. To date, the royalties from Allegra are the main driver of the awards. These royalties from Allegra ceased during the second quarter of 2015 due to the expiration of underlying patents. The incentive awards were as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2015	2014	2015	2014
(in thousands)

$(6)	$260	$554	$1,277

Technology incentive award expense decreased for the three and nine months ended September 30, 2015 as compared to the same periods in the prior year due to the decrease in Allegra recurring royalty revenue as discussed above.

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

Research and development expenses were as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2015	2014	2015	2014
(in thousands)

$1,903	$568	$2,778	$775

R&D expense for the three and nine months ended September 30, 2015 increased compared to the same periods in 2014 relating primarily to development efforts towards new niche generic products. We currently expect full year 2015 R&D expense to be higher than 2014 in line with our strategy and due to our acquisition of Gadea.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist of compensation and related fringe benefits for sales, marketing, operational and administrative employees, professional service fees, marketing costs and costs related to facilities and information services. SG&A expenses were as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2015	2014	2015	2014
(in thousands)

$21,219	$11,568	$55,211	$34,944

SG&A expenses for the three and nine months ended September 30, 2015 increased compared to the same periods in 2014 primarily due to costs associated with investments made to grow the business, merger and acquisition activities, including the acquisitions of Glasgow, SSCI and Gadea, full period SG&A costs from our OsoBio and Cedarburg facilities, as well as incremental SG&A costs, including amortization of identifiable intangible assets, from the acquired businesses. We currently expect SG&A expenses for full year 2015 to increase due to a full year of operations at our Cedarburg and OsoBio locations and incremental costs as a result of the acquisitions of Glasgow and SSCI in early 2015 and Gadea in July 2015, but to remain relatively consistent as a percentage of revenue when compared to 2014.

Postretirement benefit plan settlement gain

Three Months Ended September 30,		Nine Months Ended September 30,
2015	2014	2015	2014
(in thousands)

$-	$-	$-	$(1,285)

In the first quarter of 2014, we recognized a gain on settlement of post-retirement liability in the API segment.

Restructuring

Three Months Ended September 30,		Nine Months Ended September 30,
2015	2014	2015	2014
(in thousands)

$709	$2,164	$3,828	$3,436

In the first quarter of 2015, we announced a proposal, subject to consultation with our U.K. workforce, to close our U.K. facility in Holywell, Wales, within the API segment. Following the consultation process, on April 2, 2015, we announced a restructuring plan and expectation to cease operations at the Holywell, U.K. facility by the fourth quarter of 2015. These actions taken are consistent with our ongoing efforts to consolidate our facility resources to more effectively utilize our resource pool and to further reduce our facility cost structure.

Restructuring charges for the three and nine months ended September 30, 2015 consisted primarily of U.K. termination charges and costs associated with the transfer of continuing products from the Holywell, U.K. facility to our other manufacturing locations as well as lease termination and other charges associated with the previously announced restructuring at our Syracuse, NY facility.

Restructuring charges for the three and nine months ended September 30, 2014 consisted primarily of charges related to optimizing the Singapore facility’s footprint and of termination benefits and personnel realignment costs associated with the Syracuse, NY site.

Impairment Charges

Three Months Ended September 30,		Nine Months Ended September 30,
2015	2014	2015	2014
(in thousands)

$540	$1,232	$3,155	$4,950

During the three and nine months ended September 30, 2015, we recorded property and equipment impairment charges of $0.5 million and $3.2 million in our API segment associated with the Company’s decision to cease operations at our Holywell, U.K. facility.

In the third quarter of 2014, we recorded property and equipment charges of $1.2 million in our DDS segment associated with the Company’s consolidation of facility resources at our Singapore site. In the second quarter of 2014, we recorded property and equipment charges of $3.7 million in our DDS segment associated with the Company’s decision to cease operations at our Syracuse, New York facility.

Interest expense, net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014

Interest expense	$(6,323)	$(2,575)	$(12,549)	$(8,259)
Interest income	5	-	17	3
Interest expense, net	$(6,318)	$(2,575)	$(12,532)	$(8,256)

Net interest expense increased for the three and nine months ended September 30, 2015 from the same period in 2014 primarily due to increased levels of outstanding debt used to finance our acquisitions as well as an increase in amortization of deferred financing costs related to our credit facility.

Other income (expense), net

Three Months Ended September 30,		Nine Months Ended September 30,
2015	2014	2015	2014
(in thousands)
$798	$235	$1,901	$3

Other income for the three months ended September 30, 2015 was primarily related the fluctuation in exchange rates associated with foreign currency transactions. In addition, we had an insurance recovery of $0.6 million during the nine months ended September 30, 2015.

Income tax expense (benefit)

Three Months Ended September 30,		Nine Months Ended September 30,
2015	2014	2015	2014
(in thousands)

$(1,340)	$(3,434)	$862	$(4,024)

Income tax expense for the three and nine months ended September 30, 2015 increased as compared to the same periods in 2014 due to a reversal in 2014 of a valuation allowance in on a new operating loss deferred tax asset for the Company’s U.K. operations of $2.8 million due to a change in estimate regarding the recoverability of those assets resulting from improved profitability.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows and proceeds from borrowings. As of September 30, 2015, we had $82.4 million in cash, cash equivalents, and restricted cash and $394.9 million in bank and other related debt.

During the first nine months of 2015, we generated cash of $38.5 million from operating activities, compared to cash provided by operations of $3.9 million during the same period in 2014. The increase was primarily driven by improvements in working capital accounts during 2015.

During the nine months ended September 30, 2015, cash used in investing activities was $159.3 million, resulting primarily from the use of $86.0 million in cash (net of cash acquired and debt assumed) to acquire Gadea, $35.8 million in cash to acquire SSCI, $23.9 million to acquire the facility in Glasgow, U.K., and $13.7 million used for the acquisition of property and equipment. Additionally, during the nine months ended September 30, 2015, we generated cash of $155.0 million from financing activities, relating primarily from borrowings on our credit facility and proceeds from stock issuances resulting from exercises of stock options and employee stock purchase plan purchases.

Working capital, defined as current assets less current liabilities, was $204.1 million at September 30, 2015 as compared to $142.3 million as of December 31, 2014. This increase primarily relates to increased inventory and accounts receivable levels associated with the companies acquired in 2015.

Term Loan and Revolving Credit Facility

In April 2012, the Company entered into a $20.0 million credit facility consisting of a four-year, $5.0 million term loan and a $15.0 million revolving line of credit. In April 2014, we utilized the balance of restricted cash to pay off the balance of the term loan, thereby eliminating the term loan liability. In June 2014, we terminated the credit agreement while still maintaining the letters of credit, thus requiring us to continue to maintain restricted cash to collateralize these letters of credit.

The balance required to be maintained as restricted cash must be at least 110% of the maximum potential amount of the outstanding letters of credit.  As of September 30, 2015, the Company had $2.1 million of outstanding letters of credit secured by restricted cash of $2.9 million and $0.96 million of outstanding letters of credit that were unsecured.

On October 24, 2014, the Company entered into a $50.0 million senior secured credit agreement (the “Credit Agreement”) consisting of a three-year, $50.0 million revolving credit facility, which includes a $15.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swing line loans. The Credit Agreement also included an accordion feature that, subject to securing additional commitments from existing lenders or new lending institutions, would have allowed us to increase the aggregate commitments under the Credit Agreement by up to $10.0 million. On December 23, 2014, the Credit Agreement was amended to increase the available commitment to $75.0 million, increasing and using the accordion feature in its entirety (“Amendment No 1. to the Credit Agreement”). On July 16, 2015, we entered into an Amendment and Restatement to the Credit Agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement permitted the Company to repay the entire outstanding principal outstanding under Amendment No. 1 to Credit Agreement and to apply that prepayment on a non-pro rata basis among the lenders under Amendment No. 1 to Credit Agreement. The proceeds from borrowings under the Amended and Restated Credit Agreement were used to repay the entire outstanding principal outstanding under the Amendment No. 1 to Credit Agreement on July 16, 2015 and amended the Credit Agreement.

On August 19, 2015, the Company entered into the Second Amended and Restated Credit Agreement (the “Second Restated Credit Agreement”) with Barclays Bank PLC, as Administrative Agent, Collateral Agent, L/C Issuer and Swing Line Lender, and the other lenders party thereto.

The Second Restated Credit Agreement, subject to the terms and conditions set forth therein, provides for a $200 million six-year term loan and a $30.0 million five-year revolving credit facility, which includes a $10.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swingline loans. We expect to use the proceeds of any borrowings under the Second Restated Credit Agreement for working capital and other general corporate purposes of the Company and its subsidiaries, subject to the terms and conditions set forth in the Second Restated Credit Agreement.

The Second Restated Credit Agreement, subject to the terms and conditions set forth therein, provides for a $200.0 million five-year term loan and a $30.0 million five-year revolving credit facility, which includes a $10.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swingline loans. The Company used a portion of the proceeds to fund the acquisition of Gadea and expects to use future borrowings under the Second Restated Credit Agreement for working capital and other general corporate purposes of the Company and its subsidiaries, subject to the terms and conditions set forth in the Second Restated Credit Agreement.

At the Company’s election, term loans made under the Second Restated Credit Agreement initially bear interest at the Adjusted Eurodollar Rate (as defined below) plus 4.75% or the Base Rate (as defined below) plus 3.75%. Upon achievement of a certain senior secured leverage ratio, the rates will step down to 4.50% and 3.50%, respectively. The Base Rate means, for any day, a fluctuating rate per annum equal to the highest of (i) the federal funds rate plus ½ of 1.00%, (ii) the prime rate in effect on such day and (iii) the Adjusted Eurodollar Rate for a one month interest period beginning on such day (or, if such day is not a business day, the immediately preceding business day) plus 1.00%; provided that, in the case of the term loans, the Base Rate shall at all times be deemed to be not less than the 2.00%. The Adjusted Eurodollar Rate means for the interest period for each Eurodollar loan comprising part of the same group, the quotient obtained (expressed as a decimal, carried out to five decimal places) by dividing (i) the applicable Eurodollar rate for such interest period by (ii) 1.00% minus the Eurodollar reserve percentage; provided that, in the case of the term loans only, the Adjusted Eurodollar Rate shall at all times be deemed to be not less than 1.00%.

The Second Restated Credit Agreement includes a springing maturity provision such that the loans under the Second Restated Credit Agreement will mature six months prior to the maturity date of the Notes (as defined below) if more than $25 million of the Notes are outstanding and the secured leverage ratio is greater than 1.50 to 1.00 on such date.

The borrowings under the Second Amended Credit Agreement are prepayable at our option, subject to a 1.00% prepayment premium in certain circumstances if prepaid within the first twelve months, and otherwise without premium or penalty (other than customary breakage costs for Eurodollar loans). Amounts prepaid under the term loan facility are not available for reborrowing, but amounts prepaid under the revolving credit facility are available for reborrowing unless we decide to permanently reduce the commitments under the revolving credit facility, subject to the terms and conditions of the Second Restated Credit Agreement.

The obligations under the Second Restated Credit Agreement are guaranteed by certain of our domestic subsidiaries (each a “Guarantor”) and are secured by first priority liens on, and security interests in, substantially all of the present and after-acquired assets of ours and each Guarantor subject to certain customary exceptions.

The Second Restated Credit Agreement contains customary representations and warranties relating to us and our subsidiaries. The Second Restated Credit Agreement also contains certain affirmative and negative covenants including negative covenants that limit or restrict, among other things, liens, indebtedness, investments and acquisitions, mergers and fundamental changes, asset sales, restricted payments, changes in the nature of the business, transactions with affiliates and other matters customarily restricted in such agreements. The Second Restated Credit Agreement is also subject to certain customary “Market Flex” provisions, which, if utilized, could alter certain of the terms.

Convertible Senior Notes

On December 4, 2013, we completed a private offering of 2.25% Cash Convertible Senior Notes (the “Notes”), in the aggregate principal amount of $150 million, between us and Wilmington Trust, National Association, as Trustee.  The Notes mature on November 15, 2018, unless earlier repurchased or converted into cash in accordance with their terms prior to such date, and interest is paid in arrears semiannually on each May 15 and November 15 at an annual rate of 2.25% beginning on May 15, 2014. The Notes were offered and sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act").

The Notes are not convertible into our common stock or any other securities under any circumstances. Holders may convert their Notes solely into cash at their option at any time prior to the close of business on the business day immediately preceding May 15, 2018 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2013 (and only during such calendar quarter), if the last reported sale price of the our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per thousand dollars principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after May 15, 2018 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes solely into cash at any time, regardless of the foregoing circumstances. Upon conversion, in lieu of receiving shares of our common stock, a holder will receive, per thousand dollars principal amount of Notes, an amount in cash equal to the settlement amount, determined in the manner set forth in the indenture. The initial conversion rate is 63.9844 shares of our common stock per thousand dollars principal amount of Notes (equivalent to an initial conversion price of approximately $15.63 per share of common stock). The conversion rate is subject to adjustment in some events as described in the Indenture but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, we have agreed to pay a cash make-whole premium by increasing the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event in certain circumstances as described in the indenture.

We may not redeem the Notes prior to the maturity date, and no sinking fund is provided for the Notes.

Loans with other financial institutions

In connection with the Gadea acquisition, we assumed various debt instruments as part of the transaction as follows:

•	Bankia, S.A. euro-denominated loan – due May 2017: Loan was granted under the “2014 ICO-Companies and Entrepreneurs” Financing Agreement, for initial amount of $4,110 and is repayable in 36 monthly installments.
•	Banco Bilboa Vizcaya Argentaria, S.A. euro-denominated loan – due April 2017: Loan was granted under the “2014 ICO-Companies and Entrepreneurs” Financing Agreement, for initial amount of $2,760 and is repayable in 36 monthly installments.
•	Banco Santander, S.A. euro-denominated loan – due May 2017: Loan was granted under the “2014 EIB-SME-Medium-Sized-Enterprises” Financing Agreement, for $3,425 and is repayable in 36 monthly installments.

•	Banco Bilboa Vizcaya Argentaria, S.A. euro-denominated loan – due February 2019: Loan was granted for $11,350, repayable in 48 monthly installments.
•	Banco Santander, S.A. euro-denominated loan – due February 2020: Loan was granted under the “BEI-Inversion 2012” Financing Agreement for an initial amount of $14,187 and is repayable in 20 quarterly installments.
•	Bankia, S.A. euro-denominated loan – due February 2020: Loan was granted for $7,945, repayable in 60 monthly installments.
•	Caixabank, S.A. euro-denominated loan – due February 2020: Loan was granted for $3,405, repayable in 10 biannual installments.

All of the above loans bear interest at a rate equivalent to the Euribor plus a market spread, with the exception of the Banco Santander, S.A. loan – February 2020, which bears interest at a fixed annual rate of 1.5%. The range of interest rates for the above loans is 1.48% to 2.21%. In the event the Banco Santander S.A loan – 2020 is repaid early, the Company must pay the financial institution an amount in compensation for any financial losses it suffers as a result of the early repayment, based on a pre-established formula. As of September 30, 2015, the Company does not intend to repay this loan early.

Loans granted by public bodies

•	ADE euro denominated loan due August 2022 – Loan was granted by the Agency of Financing, Innovation and Business Internationalization (“ADE”) in 2013 for $1,170. It bears interest at a fixed annual rate of 2.11% and is payable in twelve bi-annual installments of $98 each, starting in August of 2016.
•	Ministry of Economy and Competitiveness euro-denominated loan – due 2017 – Research and development loan was granted by the Ministry of Economy and Competitiveness in two installments, made in 2012 & 2013 for $2,254. The loan bears interest at 0.5% and is due in 2017.
•	Somacyl euro-denominated loan – due March 2016 – Loan for the financing of a production plant in March 2014, with payments of principal and interest (of 2.0%) in 24 installments $13 from inception, then one payment of $1,826 in March 2016.

The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Outside of the borrowings on our senior secured credit agreement (the “Amended Credit Agreement”) as discussed under the liquidity section, we have identified additional obligations in the following table as a result of our acquisitions of SSCI, Glasgow and Gadea. As of September 30, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

The following table sets forth our long-term contractual obligations and commitments for our recently acquired entities of SSCI, Glasgow and Gadea as of September 30, 2015, to be used as a supplement to amounts previously provided in our Form 10-K for the fiscal year ended December 31, 2014:

Payments Due by Period (in thousands)

	Total	Under 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt (principal)	$42,646	$15,129	$14,564	$9,552	$3,401
Operating Leases	$391	$49	$98	$98	$146
Purchase Commitments	$6,741	$6,741	—	—	—

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

Recently Issued Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. ASU No. 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and sets forth new disclosure requirements related to the adjustments. The new standard is effective for fiscal years beginning after December 15, 2015 and for interim periods therein with early adoption permitted. The Company adopted this ASU effective July 1, 2015.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” This ASU simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016 and for interim periods therein. We are currently evaluating the impact this ASU will have on its consolidated financial statements.

In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. The ASU applies to entities that measure an investment’s fair value using the net asset per share (or an equivalent) practical expedient, while the amendments of the ASU eliminate the requirement to classify the investment within the fair value hierarchy. In addition, the requirement to make specific disclosures for all investments eligible to be assessed at fair value with the net asset value per share practical expedient has been removed. Instead, such disclosures are restricted only to investments that the entity has decided to measure using the practical expedient. The amendments in this ASU apply for fiscal years starting after December 15, 2015, and the interim periods within. The amendments are to be applied retrospectively to all periods offered, with early adoption permitted. We do not this ASU to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which updated guidance to clarify the required presentation of debt issuance costs.   The amended guidance requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying amount of the recognized debt liability, consistent with the treatment of debt discounts.   Amortization of debt issuance costs is to be reported as interest expense.   The recognition and measurement guidance for debt issuance costs are not affected by the updated guidance. The update requires retrospective application and represents a change in accounting principle. The updated guidance is effective for reporting periods beginning after December 15, 2015, with early adoption permitted.   We adopted this ASU in the third quarter of 2015 and have reflected $10.9 million and $4.1 million as reduction of long-term debt at September 30, 2015 and December 31, 2014, respectively. Previously, these costs were recorded as part of other assets.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers: (Topic 606)." This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in ASC Topic 605, "Revenue Recognition," and most industry-specific guidance. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of ASC Topic 360, "Property, Plant, and Equipment," and intangible assets within the scope of ASC Topic 350, "Intangibles-Goodwill and Other") are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of ASU 2014-09. This ASU is now effective for calendar years beginning after December 15, 2017. Early adoption is not permitted. We are currently evaluating the impact this ASU will have on our consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents share repurchases during the three months ended September 30, 2015:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2015 – July 31, 2015	2,044	$19.85	N/A	N/A
August 1, 2015 – August 31, 2015	748	$21.03	N/A	N/A
September 1, 2015 – September 30, 2015	5,573	$20.10	N/A	N/A
Total	8,365	$20.12	N/A	N/A

(1) Consists of shares repurchased by the Company for certain employee’s restricted stock that vested to satisfy minimum tax withholding obligations that arose on the vesting of the restricted stock.

Item 6.    Exhibits

Exhibit
Number	Description

10.1

First Amended and Restated Credit Agreement, dated as of July 16, 2015, among Albany Molecular Research, Inc., Barclays Bank PLC, as administrative agent, Collateral Agent, L/C Issuer and Swing Line Lender, and the other lenders party thereto (filed herein).

10.2

Second Amended and Restated Credit Agreement, dated as of August 19, 2015, among Albany Molecular Research, Inc., Barclays Bank PLC, as administrative agent, Collateral Agent, L/C Issuer and Swing Line Lender, and the other lenders party thereto (filed herein).

10.3	Amendment No. 1 to Supply Agreement between GE Healthcare AS and AMRI Rensselaer, Inc. for Supply of Aminobisamide HCL, dated September 30, 2015 (filed herein with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	XBRL (eXtensible Business Reporting Language). The following materials from Albany Molecular Research, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) notes to consolidated financial statements.

 * This certification is not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALBANY MOLECULAR RESEARCH, INC.

Date: November 9, 2015	By:	/s/ Felicia I. Ladin
Felicia I. Ladin
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

