Form 10-K
period 2015-12-31
ALBANY MOLECULAR RESEARCH INC
filed 2016-03-30
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to __________

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on June 30, 2015 was approximately $472.6 million based upon the closing price per share of the Registrant’s Common Stock as reported on the Nasdaq Global Market on June 30, 2015. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 29, 2016, there were 35,828,534 outstanding shares of the Registrant’s Common Stock, excluding treasury shares of 5,543,938.

DOCUMENTS INCORPORATED BY REFERENCE

The information required pursuant to Part III of this report is incorporated by reference from the Company’s definitive proxy statement, relating to the annual meeting of stockholders to be held on or around June 1, 2016, pursuant to Regulation 14A to be filed with the Securities and Exchange Commission.

ALBANY MOLECULAR RESEARCH, INC.
INDEX TO
ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

References throughout this Form 10-K to the “Company”, “AMRI”, “we,” “us,” and “our” refer to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole. This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “intend,” “expect,” “anticipate,” “believe,” and “continue” or similar words, and include, but are not limited to, statements concerning the Company’s relationship with its largest customers; trends in pharmaceutical and biotechnology companies’ outsourcing of manufacturing services and chemical research and development, including softness in these markets; the impact on the Company of the cessation of royalties on Allegra® products in 2015 and future the success of the sales of other products for which the Company receives royalties; the expected benefits from past or future acquisitions, including Cedarburg Pharmaceuticals, Inc. (“Cedarburg”), Albany Molecular Research (Glasgow) Limited (“Glasgow”), AMRI SSCI, LLC (“SSCI”), Oso Biopharmaceuticals Manufacturing, LLC (“OsoBio”), Gadea Grupo Farmaceutico, S.L. (“Gadea”) and Whitehouse Analytical Laboratories, LLC (“Whitehouse”); the Company’s ability to take advantage of proprietary technology and expand the scientific tools available to it; the ability of the Company’s strategic investments and acquisitions to perform as expected; the Company’s forward looking view of revenue, earnings, contract revenue, and costs and margins; the potential outcome of pending litigation matters; the impact to our business of government regulation; the impact to our business of customer spending and business trends; the expected contributions from foreign operations, including increasing options and solutions for customers; assumptions regarding business growth and the expansion of the Company’s global market; and expectations regarding tax matters and future tax rates. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that could cause such differences include, but are not limited to, those discussed in Part I, Item 1A “Risk Factors” in this annual report. All forward-looking statements are made as of the date of this report and we do not undertake any obligation to update our forward-looking statements, except as required by applicable law.

PART I

ITEM 1.	BUSINESS.

Overview

Albany Molecular Research, Inc. is a leading global contract research and manufacturing organization providing customers fully integrated drug discovery, development, and manufacturing services. We supply a broad range of services and technologies supporting the discovery and development of pharmaceutical products, the manufacturing of Active Pharmaceutical Ingredients (“API”) and drug product manufacturing (“DPM”) for new and generic drugs, as well as research, development and manufacturing for the agrochemical and other industries. With locations in the United States, Europe, and Asia, AMRI maintains geographic proximity to our customers and flexible cost models.

Our Capabilities

The problem-solving abilities of our scientists provide added value throughout the drug discovery, development and manufacturing processes. We perform services and offer solutions in drug discovery, chemical development, pharmaceutical development, and manufacturing and testing of API, pharmaceutical intermediates, and drug product for many of the world’s leading healthcare companies. Our comprehensive suite of services and flexible business model allow our customers to contract with a single partner, eliminating the time and cost of transitioning projects among multiple vendors. Customers can also contract with us for specific services or products, depending on their needs.

Industry Overview and Trends

We believe that market trends in the pharmaceutical and biotech industries demonstrate an increasing emphasis towards outsourcing, as companies seek to reduce internal resources and fixed overhead costs in favor of variable models that offer high quality and higher accountability alternatives to meet their drug discovery, development and manufacturing needs. We believe that ongoing announcements from many large pharmaceutical companies regarding their reorganization plans and strategy changes point to outsourcing as an increasingly important and strategic part of future R&D and manufacturing efforts. We also believe that announcements from several pharmaceutical companies regarding regulatory scrutiny of their manufacturing facilities, and in some instances, closure or divestiture of these facilities, provide opportunities for AMRI to benefit from increased outsourcing of drug discovery as well as API and drug product manufacturing services.

Business Strategy

AMRI is uniquely positioned in the marketplace to provide a competitive advantage to a diverse group of customers. Our reputation of providing the highest quality service on a global basis with a variety of pricing options provides companies with the security of sourcing discovery, development, small and large-scale manufacturing projects seamlessly across our global network of research and manufacturing facilities. We have a comprehensive portfolio of service offerings ranging from early stage discovery through formulation and manufacturing across the U.S., Europe and Asia. We believe our services, products and geographic mix will allow us to increase multi-year strategic relationships and enhance our revenue growth with a variety of customers. We have divided our business into three segments and have taken many actions to provide for both revenue growth and increased profitability across the discovery and early development, API and DPM service offerings. Our strategy to accomplish this includes the following:

•	Enhance revenue growth and mix

Market trends continue to point to outsourcing as an increasingly important part of business strategies for our customers across the discovery, development and API and drug product manufacturing areas, including both generic and branded products. We believe our ability to offer an integrated service model, which also allows customers to use a combination of our U.S., Europe and Asia-based facilities, will result in an increase in demand for our services globally. We also offer our customers the option of insourcing, a strategic relationship that embeds AMRI scientists into customers’ facilities, allowing them to access AMRI’s expertise while cost-effectively leveraging their unused laboratory space.

We also focus our efforts on important customer segments, including generic and specialty pharmaceutical companies, small and large biotech companies, medical device companies, non-profit/government entities and related industries such as the agricultural, nutraceutical and food industries. We believe maintaining a balance within our customer portfolio between large pharmaceutical, non-profit/government, biotech and other companies will help ensure sustained sales and reduce concentration risk.

We have made investments to grow our Discovery and Development Services (“DDS”), API and DPM businesses in areas that have either higher growth opportunities, or are differentiated and have high barriers to entry. We have invested in additional discovery and development capabilities, including discovery biology, analytical chemistry and drug product testing, further extending our services for customers. Within our API business, we have expanded our portfolio of controlled substances and steroids, areas where there are high regulatory standards and/or a limited number of suppliers. We also believe our injectable Drug Product business has significant potential in the marketplace, driven by the growth in biologically based compounds which are formulated and manufactured on an aseptic basis.

•	Streamline operations to improve margins

 The cost base of our manufacturing and research facilities is largely fixed in nature. However, we continue to seek opportunities to minimize these fixed costs, with a focus on gaining flexibility and improving efficiency, cost structure and margin.

•	Maximize licensing/partnering of products and services to enhance future cash flow

Since 2014, we have focused on advancing our leadership in the development and manufacturing of generic products by entering into multiple co-development programs in which AMRI has the opportunity to capture revenue over the lifetime of the generic product, through development, commercial supply and, if commercialized, through royalty revenue. Through 2015, AMRI had entered into approximately 12 such programs, which collectively will address over $3 billion in market value, and could generate significant royalties in future years.

•	Acquisitions

We may consider additional acquisitions that enhance or complement our existing service offerings. In addition to growing organically, any acquisitions would generally be expected to contribute to AMRI’s growth by integrating with and expanding our current services, or adding services within the drug discovery, development and manufacturing life cycle.

Business Development

Significant Business Developments

We have recently completed the following acquisitions that impacted our results of operations and will continue to have an impact on our future operations.

Whitehouse Laboratories

On December 15, 2015, we acquired all the outstanding equity interests of Whitehouse Analytical Laboratories, LLC (“Whitehouse”). Total consideration was $54 million in cash, and an additional $2 million in shares of AMRI common stock, contingent upon Whitehouse achieving certain 2015 targets, which were satisfied subsequent to year-end.

Whitehouse, based in Lebanon, New Jersey, is a leading provider of testing services that includes chemical and material analysis, method development and validation and quality control verification services to the pharmaceutical, medical device and personal care industries.

Gadea Pharmaceutical Group

On July16, 2015, we acquired all the outstanding shares of Gadea Pharmaceutical Group (“Gadea”), a privately-held company located in Valladolid, Spain. The purchase price was $126.9 million (net of cash acquired of $10.9 million), including the issuance of 2.2 million shares of common stock to Gadea's owners, valued at $40.6 million, with the balance paid in cash of $97.0 million plus a working capital adjustment. Gadea, along with its Crystal Pharma division, is widely recognized as an industry leader in the development and manufacture of technically complex API and finished drug product. The acquisition of Gadea significantly expands our API portfolio and extends our development and manufacturing capabilities in steroids, hormones and sterile API. The acquisition of Gadea also augments our sterile drug product offerings with the addition of ophthalmic and parental suspension dosage forms. Gadea’s central location in Europe and extensive customer base, provides us with a strong footprint for sales and operations and significantly expands our presence in non-US markets.

SSCI

On February 13, 2015, we completed the purchase of assets and assumed certain liabilities of Aptuit’s SSCI business, now AMRI SSCI, LLC (“SSCI”), for a purchase price of $35.9 million. SSCI has an industry-leading reputation for solving difficult drug substance and formulated drug product challenges and is considered an expert in solid-state chemistry and analytical services. SSCI brings extensive material science knowledge and technology and expands our capabilities in analytical testing to include peptides, proteins and oligonucleotides.

Glasgow

On January 8, 2015 we completed the purchase of all of the outstanding equity interests of Aptuit's Glasgow, UK business, now Albany Molecular Research (Glasgow) Limited (“Glasgow”), for a total purchase price of $23.8 million. The Glasgow facility extends our capabilities to include sterile injectable drug product formulation and clinical stage manufacturing. With this acquisition, we now provide customers a single source to address their sterile fill/finish needs from formulation complete to commercial supply. Additionally, having a Glasgow base of operations provides us with an expanded footprint and customer base in Europe for our parenteral offerings, furthering one of our strategic goals.

Oso Biopharmaceuticals

On July 1, 2014, we completed the purchase of all of the outstanding equity interests of Oso Biopharmaceuticals Manufacturing, LLC (“OsoBio”), a contract manufacturer of highly complex injectable drug products for an aggregate purchase price of $109.2 million. The addition of OsoBio provides AMRI with commercial-scale manufacturing capabilities for highly complex injectable drug products. With the addition of OsoBio, we offer customers a single source to address their sterile fill/finish needs, from discovery and development through to commercial supply.

Cedarburg Pharmaceuticals

On April 4, 2014, we completed the purchase of all of the outstanding shares of Cedarburg Pharmaceuticals, Inc. (“Cedarburg”), a contract developer and manufacturer of technically complex API for both generic and branded customers, for an aggregate purchase price of $39.0 million. The transaction is consistent with our strategy to be the preeminent supplier of custom and complex drug development services and product to both the branded and generic pharmaceutical industry.

Business Segments

We have organized our business into three distinct segments: DDS, API and DPM. Our DDS segment provides comprehensive services from hit identification to investigational new drug (“IND”), including drug lead discovery, library design and synthesis, synthetic and medicinal chemistry, in vitro biology and pharmacology, lead optimization, chemical development, drug metabolism and pharmacokinetics and small-scale commercial manufacturing. API includes pilot to commercial scale manufacturing of API, including intermediates, high potency and controlled substances, steroids and hormones and sterile API. DPM includes formulation through commercial scale production of complex liquid-filled and lyophilized parenteral formulations. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to the Consolidated Financial Statements for financial information on our business segments.

DDS Segment

We have the capabilities and expertise to provide services and solutions from standalone activities to fully integrated drug discovery program support. We do this by leveraging our global team of scientists across multiple disciplines and providing our customers with experienced project management from employees with decades of real world discovery and development experience.

Discovery

We offer a full portfolio of comprehensive services from target identification tools to IND enabling activities. These services and solutions consist of expertise with diverse chemistry library design and synthesis, high throughput and high content screening (HTS), medicinal chemistry, biology and pharmacology, including a full suite of drug metabolism and pharmacokinetics that includes biotransformation and biocatalysis capabilities.

In close cooperation with New York State, we are the anchor partner in an integrated drug discovery center on the Buffalo Niagara Medical School campus in Buffalo, NY. Working with other partners in academia and industry, we have created a North American hub for industry, government and academic collaborations that will provide unique services and solutions to the drug discovery community. This center will increase translation to the clinic by leveraging expertise in biology, HTS, medicinal chemistry and pharmacology, integrated with a single site in the U.S. In cooperation with The SUNY Polytechnic Institute, we are managing the operations of this center. Equipment and facilities have been purchased and are owned by The SUNY Polytechnic Institute.

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

Analytical and Testing Services

We provide broad analytical chemistry and testing services for drug discovery, pharmaceutical development and manufacturing.  With years of industry experience, state-of-the-art technologies and instrumentation, along with close collaboration with synthesis chemists, our analytical services are designed to ensure that the right tools are used to solve even the most difficult problem.

Our recently acquired SSCI business provides extensive capabilities in analytical services, a critical support function for pharmaceutical development, current good manufacturing practices (“cGMP”), API and drug product manufacturing. Servicing more than 250 customers, SSCI has an industry-leading reputation for solving the most difficult drug substance and formulated drug product issues and as an expert in the field of solid-state chemistry and analytical services. SSCI also provides state-of-the-art spectroscopic and microscopy expertise and extends our capabilities in analytical testing to include peptides, proteins and oligonucleotides.

Our newly acquired Whitehouse Labs business offers a comprehensive array of testing solutions, from materials and excipients; container qualification and container closure integrity testing; routine analytical chemistry; drug delivery systems and device qualification programs; packaging; distribution; and stability and storage programs. These services augment our discovery, development and manufacturing services and meet the increasingly complex needs of customers we serve.

API Segment

Our manufacturing facilities are strategically situated in various locations in the United States, Europe and Asia. These locations are integrated with our pharmaceutical development services and are globally positioned to provide tailored customer solutions and enable the efficient and cost-effective transfer of pre-clinical, clinical and commercial APIs from small-scale to large-scale production.

We provide chemical synthesis and manufacturing services for our customers in accordance with cGMP regulations. All facilities and manufacturing techniques used for prescribed steps in the manufacture of products for clinical use or for sale in the United States must be operated in conformity with cGMP guidelines and regulations as established by the United States Food and Drug Administration (“FDA”) as well as the European Medicines Agency (“EMA”). We have production facilities and quarantine and restricted access storage necessary to manufacture quantities of API sufficient for conducting clinical trials from Phase I through commercial scale, based on volume and other parameters. We have proven capabilities in high value-added areas of pharmaceutical development and manufacturing, such as cytotoxic compounds, controlled substances, steroids and hormones. These types of products present a number of potential challenges in their production and handling and we have extensive experience in the cGMP production of these types of compounds, from grams to hundreds of kilograms per year. Additionally, several of our facilities are licensed by the U.S. Drug Enforcement Administration to produce scheduled controlled substances.

Leveraging our wide array of API development and manufacturing capabilities, we have established a growing portfolio of APIs. Our portfolio can generally be classified into two categories: (i) new proprietary API for which we have a semi-exclusive development and/or supply relationship with a customer; and (ii) generic or non-proprietary API which we develop and license and supply to customers in return for manufacturing revenue and, for certain products, royalty payments for commercialized drug products. As of December 31, 2015, we had agreements in place to manufacture and supply over 130 commercial APIs for customers and over 30 non-proprietary Drug Master Files (“DMF”s) available for customers to license. Our API pipeline included: (i) 1 product pending commercial launch; and (ii) approximately 63 additional APIs under development. We will continue to expand our generic, non-proprietary API portfolio both through internal development and through in-licensing or acquisitions.

Our recently acquired Gadea business significantly expands our API portfolio through Crystal Pharma to include steroids, hormones and sterile API, positioning us as a leading source of specialty and generic API.

DPM Segment

We have become the preferred choice for an ever increasing number of pharmaceutical and biotechnology companies seeking a partner for the rapid advancement of their drug candidates. We provide state-of-the-art facilities and capabilities to deliver integrated pharmaceutical drug development programs and services, including process R&D, pre-formulation and formulation development, GLP bioanalytical and separation sciences. Working in close collaboration with our established chemical synthesis, analytical development and preformulation groups, we offer formulation development services for dosage forms including solid dosage, solution, suspension, topicals, injectables, cGMP early clinical phase capsules filling and cGMP early clinical powder in bottle for solution and suspension. Our acquisition of the Glasgow facility has extended our capabilities platform to include sterile injectable drug product formulation and clinical stage manufacturing. The acquisition of the Gadea drug product business augments our sterile drug product offerings with the addition of ophthalmic and parenteral suspension dosage forms and prefilled syringe and lyophilization capability.

We also provide cGMP contract manufacturing services in sterile syringe and vial filling using specialized technologies including lyophilization. We provide these services for both small molecule drug products and biologicals, from small batch manufacturing to commercial scale.

As of December 31, 2015, we had agreements in place to manufacture and supply 18 commercial drug products for customers. Our drug product pipeline includes approximately 107 products under development with customers.

Research and Development

Leveraging our wide array of drug development and manufacturing capabilities, we conduct research and development (“R&D”) activities at our large-scale manufacturing facilities to develop APIs for our own portfolio. We also develop APIs and Drug Products, including the development of processes for the manufacture of generic APIs with commercial potential, and the development of alternative manufacturing processes, with the goal to license these APIs and drug products in return for manufacturing revenue, sharing of R&D costs and potential downstream royalty payments for commercialized products.

Licensing Agreements

Allergan Agreement

The Company currently receives royalties in conjunction with a Development and Supply Agreement with Allergan, plc (“Allergan”). These royalties are earned on net sales of generic products sold by Allergan. The Company records royalty revenue in the period in which the net sales of this product occur. Royalty payments from Allergan are determined based on sales of the qualifying products in that quarter.

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

Sanofi Agreement

In March 1995, we entered into a license agreement with Sanofi, pursuant to which we granted Sanofi an exclusive, worldwide license to any patents issued to us related to certain patent applications. The royalty payments under this license agreement ceased in May 2015 due to the expiration of patents under the license agreement. The historic royalties were related to a license agreement with Sanofi based on the worldwide net sales of fexofenadine HCl, marketed as Allegra in the Americas and as Telfast elsewhere, as well as on sales of Sanofi’s authorized or licensed generics and sales by certain authorized sub-licensees.

Other Agreements

The Company may receive royalty payments from time to time based on certain agreements with its customers. The Company has several agreements that span its API and DPM segments to co-develop and commercialize generic products in the United States or in other designated countries. In many cases, the development costs are shared with the third-party pharmaceutical company. The drug products are in various development stages. If the drugs are approved and commercialized, the Company will supply active pharmaceutical ingredients and/or formulated drug products and the third party pharmaceutical company will sell and distribute those products. The Company will receive a percentage of the profits on those product sales.

Customers

Our customers include pharmaceutical and biotechnology companies, as well as government research entities and non-profit organizations, which are a growing segment of our customer base. We also sell, to a more limited extent, to companies who are in the businesses of agriculture, fine chemicals, contract chemical manufacturing, medical devices, and flavoring and cosmetics. For the year ended December 31, 2015, contract revenue from our three largest customers represented 11%, 5% and 4%, respectively, of our contract revenue. For the year ended December 31, 2014, contract revenue from our three largest customers represented 13%, 10% and 6%, respectively, of our contract revenue. For the year ended December 31, 2013, contract revenue from our three largest customers represented 15%, 9% and 5%, respectively, of our contract revenue. In each of these years, our largest customer was GE Healthcare. See Note 14 to the Consolidated Financial Statements for information on geographic and other customer concentrations.

Our backlog of open manufacturing orders and accepted service contracts was $173.8 million at December 31, 2015, as compared to $159.7 million at December 31, 2014. Our manufacturing and services contracts are completed over varying durations, from short to extended periods of time, which may be as long as several years.

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

Employees

As of December 31, 2015, we had 2,220 employees. Of these employees, 902 are at our international facilities. Our U.S. large-scale manufacturing hourly work force has 99 employees who are subject to a collective bargaining agreement with the International Chemical Workers Union. A 3-year collective bargaining agreement was signed in January 2014 with the union and expires in January 2017. Additionally, we have 72 union employees at our large-scale manufacturing facility at AMRI India that are covered by two collective bargaining agreements. One agreement expires in April 2018 and the other expires in March 2016, for which negotiations are ongoing to reach an agreement for future years. None of our other employees are subject to any collective bargaining agreement. We consider our relations with our employees and the unions to be good.

Competition

While a small number of larger outsourcing service providers have emerged as leaders within the industry, the outsourcing market for pharmaceutical and biotechnology contract research, development and manufacturing remains fragmented. We face competition based on a number of factors, including size, relative expertise and sophistication, quality, costs and speed. In many areas of our business we also face foreign competition from companies in regions with lower cost structures. We compete with contract research companies, contract drug manufacturing companies, research and academic institutions and with the internal research and manufacturing departments of biotechnology and pharmaceutical companies. We have also historically competed with internal research departments of large pharmaceutical companies; recently, however, competition in this area has declined, as these companies have downsized their internal research organizations.

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

We have been issued various United States and international patents covering fexofenadine HC1 and certain related manufacturing processes, with most of these patents covered by our license agreements with Sanofi, described herein. These patents expired in 2015. Additionally, our United States patents related to substituted biaryl purines as potent anticancer agents and a series of aryl and heteroaryl tetrahydroisoquinolines related to central nervous system indications begin to expire in 2020.

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

All of our manufacturing facilities in U.S. and EU have undergone FDA or European Medicines Agency (“EMA”), which includes both the Medicines and Healthcare Products Regulatory Agency (“MHRA”) and the Spanish Agency of Medicines and Medical Devices (“AEMPS”), inspections within the last three years. For those inspections, we have received GMP certificates for all EMA inspections, and did not receive any Official Action Indicated (“OAI”) from the FDA.

Concentration of Business and Geographic Information

For a description of revenue and long-lived assets by geographic region, please see Note 14 to the Consolidated Financial Statements.

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

Failure to manage the business to consistent profitability without Allegra and/or other royalties will have a significant impact on operations and stock value.

The recurring royalties we received on the sales of Allegra/Telfast have historically provided a material portion of our revenue, earnings and operating cash flows. Recently, we have begun to receive royalties on the sales of other products. We continue to develop our business and manage our operating costs in order to be in a position to maintain a business that can operate profitably as these royalties ceased in May 2015. Recurring royalties have significantly higher margins than do our other business activities, resulting in the need to replace a significant amount of margin in order to achieve the same level of profitability. We have added revenue generating businesses that are expected to produce consistent and growing revenue and profit over time and have taken certain cost cutting steps in order to right size the business operations to support the profitability that is achievable from our core contract research and manufacturing businesses. In the future, we may need to take additional cost cutting measures if our revenues do not continue to increase or are not profitable enough to support our operations. In addition, if we are not able to increase operating revenue and decrease operating costs in order to replace Allegra and other royalty income, there will be a material and adverse impact on our business, including negative impacts on our operating cash flow, access to capital and ability to implement required capital improvements to our facilities.

If we fail to meet strict regulatory requirements, we could be required to pay fines or even close our facilities.

All facilities and manufacturing techniques used to manufacture active pharmaceutical ingredients and drug product for clinical use or for commercial sale in the United States must conform to cGMP standards that are established by the FDA and other comparable regulatory authorities in other countries, as well as for some facilities, the DEA. The FDA and other regulatory authorities conduct unscheduled periodic inspections of our facilities to monitor our compliance with regulatory standards. If the FDA or any other relevant regulatory authority finds that we fail to comply with the appropriate regulatory standards, it may impose fines on us or, if it is determined that our non-compliance is severe, it may close our facilities. Any adverse action by the FDA or other applicable regulatory bodies could have a material adverse effect on our operations and could result in loss of a customer contract.

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

During the year ended December 31, 2015, revenues from GE Healthcare, our largest customer, represented approximately 11% of our contract revenue, or 10% of our total revenue. During the year ended December 31, 2014, revenues from our largest customer represented approximately 13% of our contract revenue, or 11% of our total revenue. Our existing agreement with this customer extends through 2018. In total, our five largest customers in 2015 represented approximately 26% of our contract revenue and 25% of our total revenue. These customers, along with most of our other customers, typically may cancel their contracts with 30 days’ to two-years’ prior notice, depending on the size of the contract, for a variety of reasons, some of which are beyond our control. If any one of our major customers cancels its contract with us, our contract revenues may materially decrease.

We have a significant amount of indebtedness. We may not be able to generate enough cash flow from our operations to service our indebtedness, we may fail to meet our current credit facility’s financial covenants and we may incur additional indebtedness in the future, which could each adversely affect our business, financial condition and results of operations.

We have a significant amount of indebtedness, including $150.0 million in aggregate principal with additional accrued interest under our Convertible Senior Notes due 2018, a $200.0 million term loan, $30.0 million under our revolving line of credit under our existing credit facility and approximately $39.7 million in Gadea related debt. Our ability to make payments on, and to refinance, our indebtedness, and to fund planned capital expenditures, research and development efforts, working capital, acquisitions and other general corporate purposes depends on our ability to generate cash in the future. To a certain extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors, some of which are beyond our control. If we do not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to pay our indebtedness, including payments of principal upon conversion of outstanding convertible notes or on their maturity or in connection with a transaction involving us that constitutes a fundamental change under the indenture governing the convertible notes, or to fund our liquidity needs, we may be forced to refinance all or a portion of our indebtedness, including the convertible notes, on or before the maturity thereof, sell assets, reduce or delay capital expenditures, seek to raise additional capital or take other similar actions. We may not be able to execute any of these actions on commercially reasonable terms or at all. Our ability to refinance our indebtedness will depend on our financial condition at the time, the restrictions in the instruments governing our indebtedness and other factors, including market conditions. In addition, in the event of a default under the convertible notes, the holders and/or the trustee under the indentures governing the convertible notes may accelerate the payment obligations under the convertible notes, which could have a material adverse effect on our business, financial condition and results of operations. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would likely have an adverse effect, which could be material, on our business, financial condition and results of operations.

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

Any of these factors could materially and adversely affect our business, financial condition and results of operations. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase. Also, under our Convertible Senior Notes due 2018, we are required to offer to repurchase the convertible notes upon the occurrence of a fundamental change, which could include, among other things, any acquisition of us for consideration other than publicly traded securities. The repurchase price must be paid in cash, and this obligation may have the effect of discouraging, delaying or preventing an acquisition of the Company that would otherwise be beneficial to our security holders.

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

We face increased competition.

We compete directly with the in-house research and manufacturing departments of pharmaceutical companies and biotechnology companies, as well as contract research companies, and research and academic institutions. We also experience significant competition from foreign companies operating under lower cost structures, primarily those in China and other Asian countries. While we operate in certain lower relative cost jurisdictions, such as India and Singapore, we do not have operations in China. Many of our competitors have greater financial and other resources than we have. As new companies enter the market and as more advanced technologies become available, we currently expect to face increased competition. In the future, any one of our competitors may develop technological advances that render the services that we provide obsolete. While we plan to develop technologies, which will give us competitive advantages, our competitors plan to do the same. We may not be able to develop the technologies we need to successfully compete in the future, and our competitors may be able to develop such technologies before we do or provide those services at a lower cost. Consequently, we may not be able to successfully compete in the future.

Along with significat property and equipment balances, we have a significant and increasing amount of intangible assets, including goodwill, recorded on our balance sheet, mainly related to our acquisitions, which may lead to potentially significant impairment charges.

We review long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable based on the existence of certain triggering events. Goodwill and indefinite-lived intangible assets are also subject to an impairment assessment at least annually. The amount of goodwill and identifiable intangible assets in our consolidated balance sheet has increased significantly as a result of acquisitions.

Factors we consider important which could result in long-lived asset impairment include the following:

•	a significant change in the extent or manner in which a long-lived asset group is being used;

•	a significant change in the business climate that could affect the value of a long-lived asset group; and

•	a significant decrease in the market value of assets.

In April 2015, we recorded non-cash fixed asset charges of $3.1 million in our API segment primarily related to the closing of our Holywell, UK facility. Also in 2015, we recorded a non-cash fixed asset charge of $0.6 million related to our facility in Syracuse, NY.

If long-lived assets are determined to be impaired in the future, we would be required to record a charge to our results of earnings, which would have a material, adverse effect on our business and financial condition.

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

We may lose one or more of our key employees.

Our business is highly dependent on our senior management and scientific staff, including:

•	William Marth, our Chief Executive Officer and President;

•	George Svokos, our Senior Vice President and Chief Operating Officer;

•	Felicia Ladin, our Senior Vice President, Chief Financial Officer and Treasurer;

•	Steven R. Hagen, Ph.D., our Senior Vice President, Manufacturing and Pharmaceuticals; and

•	Lori M. Henderson, our Senior Vice President, General Counsel and Secretary.

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

We depend on our laboratories, factories and equipment for the continued operation of our business. Our research and development, manufacturing and all administrative functions are primarily conducted at our facilities in Albany and Rensselaer, New York, Albuquerque, New Mexico, Valladolid, Spain, Grafton, Wisconsin, and Burlington, Massachusetts. Although we have contingency plans in effect for natural disasters or other catastrophic events, these events could still disrupt our operations. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies. Any natural disaster or catastrophic event at any of our facilities could have a significant negative impact on our operations.

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

Our systems and networks may be subject to cyber security breaches and other disruptions that could compromise our information and harm our business.

In the ordinary course of our business, we rely heavily upon our technology systems and networks to input, maintain and communicate the confidential and proprietary data we receive on behalf of our customers. The secure processing and maintenance of this information is critical to our operations and business strategy. Our security measures could be compromised and, as a result, our data, customers’ data, information technology or infrastructure could be accessed improperly, made unavailable, improperly modified, corrupted by computer hackers, nefarious actors, computer viruses or other malicious software programs that could attack our servers, or could be breached due to employee error or malfeasance, all of which could create system disruptions and cause shutdowns or denials of service. This is also true for third-party products or services that we use. In addition, subcontractors, teaming partners or other third party vendors that receive or utilize confidential information on our behalf may become subject to a security breach, which may result in unauthorized access to such third party’s information systems and/or our customers’ protected information. The occurrence of any of these events could cause our services to be perceived as vulnerable, cause our customers to lose confidence in our services, negatively affect our ability to attract new customers, cause existing customers to terminate or not renew their agreements with us or damage our reputation, all of which could reduce our revenue, increase our expenses and expose us to legal claims and regulatory actions. Similarly, if our internal networks are compromised, we could be adversely affected by the loss of proprietary, trade secret or confidential technical and financial data. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. We could be forced to expend significant resources in response to a cyber security breach, including repairing system damage, increasing cyber security protection costs by deploying additional personnel and protection technologies, paying regulatory fines and litigating and resolving legal claims and regulatory actions, all of which could increase our expenses, divert the attention of our management and key personnel away from our business operations and adversely affect our results of operations.

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

As of February 29, 2016, our directors and officers beneficially owned or controlled approximately 27.7% of our outstanding common stock. Individually and in the aggregate, these stockholders significantly influence our management, affairs and all matters requiring stockholder approval. In particular, this concentration of ownership may have the effect of delaying, deferring or preventing an acquisition of us and may adversely affect the market price of our common stock.

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

Our business may be adversely affected if we encounter complications in connection with the upgrade and implementation of our global enterprise resource planning (“ERP”) system, our information technology systems and infrastructure. Upgrading and integrating our business systems could result in implementation issues and business disruptions.

During the fiscal year ended December 31, 2015, we began to implement a global, enterprise wide ERP system. The gradual implementation is expected to occur in phases over the next several years. The implementation of a worldwide ERP system will likely affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness. In general, the process of planning and preparing for these types of integrated, wide-scale implementations is extremely complex and we are required to address a number of challenges including data conversion, system cutover and user training. Problems in any of these areas could cause operational problems during implementation including delayed shipments, missed sales, billing and accounting errors and other operational issues. There have been numerous, well-publicized instances of companies experiencing difficulties with the implementation of ERP systems which resulted in negative business consequences. We rely to a large extent upon sophisticated information technology systems and infrastructure, with respect to enterprise resource planning, manufacturing, and the storage of business, financial, intellectual property, and other information essential to the effective operation and management of our business. While we have invested significantly in the operation and protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions, or identify breaches in our systems. Prolonged interruptions or significant breaches could result in a material adverse effect on our operations.

We are subject to foreign currency risks.

Our global business operations give rise to market risk exposure related to changes in foreign exchange rates, interest rates, commodity prices and other market factors. If we fail to effectively manage such risks, it could have a negative impact on our consolidated financial statements. Our acquisitions of Gadea, with operations in Spain, and Aptuit’s Glasgow, UK business heighten our exposure to foreign market risks. For a further discussion of our foreign currency risks, please see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk”.

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

A significant part of our contract revenue is derived from operations outside the U.S. Our international revenues, which include revenues from our non-U.S. subsidiaries, have represented approximately 36%, 32% and 40% of our total contract revenue in 2015, 2014, and 2013, respectively. We expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future. There are a number of risks associated with our international business including:

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

The aggregate square footage of our operating facilities is approximately 1,856,000 square feet, of which 1,497,000 square feet are owned and 359,000 square feet are leased. Set forth below is information on our principal facilities:

Location	Square Feet	Segment	Primary Purpose
Rensselaer, New York	276,000	API	Contract Manufacturing
Zamora, Spain	259,000	API	Contract Manufacturing
Albuquerque, New Mexico	226,000	DPM	Contract Manufacturing
Aurangabad, India	208,000	API	Contract Manufacturing
Valladolid, Spain	182,000	API	Contract Manufacturing
Albany, New York	169,000	DDS,API	Contract Manufacturing, Contract Research and Administration
Leon, Spain	97,000	API, DPM	Contract Manufacturing
Holywell, United Kingdom	68,000	API	Contract Manufacturing & Contract Research
East Greenbush, New York	64,000	API	Contract Research
Hyderabad, India	54,000	DDS	Contract Research
West Lafayette, Indiana	49,000	DDS	Contract Manufacturing
Burlington, Massachusetts	46,000	DPM	Contract Manufacturing
Grafton, Wisconsin	43,000	API	Contract Manufacturing
Zejtun, Malta	31,000	API	Contract Research
Glasgow, UK	30,000	DPM	Contract Manufacturing
Singapore	30,000	DDS	Contract Research
Lebanon, New Jersey	18,000	DDS	Contract Research
Waltham, Massachusetts	4,000	Corporate	Administration
Buffalo, New York	2,000	DDS	Contract Research

We believe these facilities are generally in good condition and suitable for their purpose. We believe that the capacity associated with these facilities is adequate to meet our anticipated needs through 2016.

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

The Company has settled all of the pending United States and foreign litigations surrounding the marketing of generic versions of Allegra and Allegra-D products. All of the prior legal proceedings have been settled or resolved to the mutual satisfaction of the parties and the related litigations have been dismissed by the mutual consent of the parties. The Company, along with Aventis Pharmaceuticals Inc., the U.S. pharmaceutical business of Sanofi, pursued those prior legal proceedings against several companies seeking to market or which are currently marketing generic versions of Allegra and Allegra-D products. In accordance with the Company’s agreements with Sanofi, Sanofi bears the external legal fees and expenses for these legal proceedings, but in general, the Company must consent to any settlement or other arrangement with any third party. Under those same agreements, the Company received royalties from Sanofi and certain approved sub-licensees on U.S. Patent No. 5,578,610 until it expired in November 2013, and received royalties on U.S. Patent No. 5,750,703 until its expiration in 2015.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)     Market Information. Our Common Stock is traded on the NASDAQ Global Market (“NASDAQ”) under the symbol “AMRI.” The following table sets forth the high and low closing prices for our Common Stock as reported by NASDAQ for the periods indicated:

Period	High	Low
Year ending December 31, 2015
First Quarter	$19.08	$15.07
Second Quarter	$20.80	$17.72
Third Quarter	$22.20	$17.23
Fourth Quarter	$20.50	$17.08

Year ending December 31, 2014
First Quarter	$19.91	$10.16
Second Quarter	$20.12	$14.63
Third Quarter	$22.89	$18.70
Fourth Quarter	$23.26	$14.19

Stock Performance Graph

The following graph provides a comparison, from December 31, 2010 through December 31, 2015, of the cumulative total stockholder return (assuming reinvestment of any dividends) among the Company, NASDAQ OMX Global Indexes (the “NASDAQ Index”) and the “NASDAQ Pharmaceuticals Index”, respectively (the “Pharmaceuticals Index”). The historical information set forth below is not necessarily indicative of future performance.

	Albany Molecular Research, Inc.	NASDAQ Stock Market (U.S. Companies) Index	NASDAQ Pharmaceutical Index
December 31, 2010	100.000	100.000	100.000
December 31, 2011	52.135	100.311	117.484
December 31, 2012	93.950	116.792	134.308
December 31, 2013	179.359	153.773	182.234
December 31, 2014	289.680	175.326	221.991
December 31, 2015	353.203	176.169	234.054

(b)	Holders.

The number of record holders of our Common Stock as of February 29, 2016 was approximately 232. We believe that the number of beneficial owners of our Common Stock at that date was substantially greater than 232.

(c)	Dividends.

We have not declared any cash dividends on our Common Stock since our inception in 1991. We currently intend to retain our earnings for future growth and, therefore, do not anticipate paying cash dividends in the foreseeable future.

(d)	Equity Compensation Plan Information.

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2015:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	1,438,940	$8.20	3,981,232	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	1,438,940	$8.20	3,981,232

(1)	Consists of our 1998 Stock Option Plan, 2008 Stock Option Plan and Employee Stock Purchase Plan (“ESPP”). Does not include purchase rights accruing under the ESPP because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.

(2)	Includes 3,416,706 shares available under the 2008 Stock Option Plan and 564,526 shares available under the ESPP.

(e)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table represents treasury share repurchases during the three months ended December 31, 2015:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2015 – October 31, 2015	2,147	$17.93	N/A	N/A
November 1, 2015 – November 30, 2015	–	$–	N/A	N/A
December 1, 2015 – December 31, 2015	–	$–	N/A	N/A
Total	2,147	$17.93	N/A	N/A

(1) Consists of shares repurchased by the Company for certain employees’ restricted stock that vested in order to satisfy minimum tax withholding obligations that arose on the vesting of the restricted stock.

(e)     Recent Sales of Unregistered Securities and Equity Purchases by the Company

In connection the Company’s acquisition of Gadea in July 2015, the Company issued and sold an aggregate of 2,200,000 unregistered shares of the Company’s common stock to the stockholders of Gadea (in addition to cash consideration) in exchange for 100% of Gadea’s capital stock.

In connection with the Gadea acquisition, the Company entered into a Registration Rights Agreement with 3-Gutinever, S.L. (“3-Gutinever”), a stockholder of Gadea, pursuant to which the Company agreed to (i) file a registration statement (the “Demand Registration Statement”) with the Securities and Exchange Commission covering the resale of the 2,200,000 shares of common stock, no later than 30 days following the receipt of a demand notice from 3-Gutinever during the period from 9 months after the closing of the Gadea acquisition and the earlier of (A) the two (2) year anniversary of the closing of the Gadea acquisition or (B) the date on which the number of shares held by the certain participating stockholders is less than 1,000,000, and (ii) use commercially reasonable efforts, subject to receipt of necessary information from 3-Gutinever, to cause the Securities and Exchange Commission to declare the Demand Registration Statement effective. The Company also granted piggyback registration rights to 3-Gutinever.

The 2,200,000 shares of common stock were offered and sold outside the United States to an eligible investor pursuant to Regulation S of the Securities Act of 1933, as amended.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected financial data shown below for the years ended December 31, 2015, 2014 and 2013, and as of December 31, 2015 and 2014, have been derived from our audited consolidated financial statements included in this Form 10-K. The selected financial data set forth below for the years ended December 31, 2012 and 2011 and as of December 31, 2013, 2012 and 2011 have been derived from our audited consolidated financial statements for those years, which are not included in this Form 10-K. The information should be read in conjunction with the our audited Consolidated Financial Statements and related notes and other financial information included herein, including Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	As of and for the Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Contract revenue	$384,738	$250,704	$210,001	$189,858	$169,611
Recurring royalties	17,618	25,867	36,574	35,988	35,034
Milestone revenue	—	—	—	840	3,000
Total revenue	402,356	276,571	246,575	226,686	207,645
Cost of contract revenue	295,527	209,193	171,923	168,064	168,470
Technology incentive award	554	1,621	2,767	3,143	3,557
Research and development	5,474	1,004	414	906	7,939
Selling, general and administrative	77,394	48,897	42,256	40,904	41,071
Postretirement benefit plan settlement gain	—	(1,285)	—	—	—
Goodwill impairment	—	—	—	—	15,812
Impairment charges	3,770	7,835	1,857	8,334	5,530
Restructuring charges	5,988	3,582	7,183	4,632	1,271
Arbitration charge	—	—	—	—	127
Total costs and expenses	388,707	270,847	226,400	225,983	243,777
Income (loss) from operations	13,649	5,724	20,175	703	(36,132)
Interest (expense) income, net	(19,338)	(10,957)	(1,244)	(454)	(583)
Other (expense) income, net	2,220	(235)	772	(130)	77
(Loss) income before income tax (benefit) expense	(3,469)	(5,468)	19,703	119	(36,638)
Income tax (benefit) expense	(1,168)	(2,190)	7,935	4,380	(3,266)
Net (loss) income	$(2,301)	$(3,278)	$11,768	$(4,261)	$(33,372)
Basic (loss) income per share	$(0.07)	$(0.10)	$0.38	$(0.14)	$(1.11)
Diluted (loss) income per share	$(0.07)	$(0.10)	$0.37	$(0.14)	$(1.11)
Weighted average common shares outstanding, basic	33,169	31,526	30,912	30,318	29,961
Weighted average common shares outstanding, diluted	33,169	31,526	31,845	30,318	29,961
Consolidated Balance Sheet Data:
Cash, cash equivalents and investment securities - unrestricted	$49,343	$46,995	$175,928	$23,293	$20,198
Property and equipment, net	209,508	165,475	127,775	135,519	149,729
Working capital	181,149	139,851	228,626	73,097	58,421
Total assets	865,567	515,868	440,184	262,161	262,558
Long-term debt, excluding current installments	373,692	155,895	118,050	6,526	2,391
Total stockholders’ equity	287,223	241,822	240,757	202,106	202,883
Other Consolidated Data:
Capital expenditures	$22,041	$17,189	$11,135	$9,890	$10,837

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which updated guidance to clarify the required presentation of debt issuance costs.   The amended guidance requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying amount of the recognized debt liability, consistent with the treatment of debt discounts.   We have retrospectively adopted this ASU during 2015 which has reduced working capital by $3,870, $2,471, $1,544, $306 and $612 at December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a leading global contract research and manufacturing organization providing customers fully integrated drug discovery, development, and manufacturing services. We supply a broad range of services and technologies supporting the discovery and development of pharmaceutical products, the manufacturing of active pharmaceutical ingredients and the manufacturing of drug product for new and generic drugs, as well as research, development and manufacturing for the agrochemical and other industries. In addition, we offer analytical and testing services to the medical device and personal care industry. With locations in the United States, Europe, and Asia, we maintain geographic proximity to our customers and flexible cost models.

We continue to integrate our research and manufacturing facilities worldwide, increasing our access to key global markets and enabling us to provide our customers with a flexible combination of high quality services and competitive cost structures to meet their individual outsourcing needs.  Our service offerings range from early stage discovery through formulation and manufacturing. We believe that the ability to partner with a single provider is of significant benefit to our customers as we are able to provide them with a more efficient transition of experimental compounds through the research and development process, ultimately reducing the time and cost involved in bringing these compounds from concept to market. Compounds developed in our contract research facilities can then be more easily transitioned to production at our large-scale manufacturing facilities for use in clinical trials and, ultimately, commercial sales if the product meets regulatory approval.

In addition to providing an integrated services model for outsourcing, we offer our customers the option of insourcing. With our world class expertise in managing high performing groups of scientists, this option allows us to embed our scientists into the customers’ facility allowing the customer to cost-effectively leverage their unused laboratory space.

As our customers continue to seek innovative new strategies for R&D efficiency and productivity, we are aggressively realigning our business and resources to address their needs. We use a cross-functional approach that maximizes the strengths of both insourcing and outsourcing, by leveraging the Company’s people, know-how, facilities, expertise and global project management to provide exactly what is needed across the discovery, development or manufacturing process. We have also aligned our sales and marketing organization to optimize selling opportunities within our respective business segments, underscoring our dedication to client service. Our improved organizational structure, combined with more focused marketing efforts, should enable us to continue to drive long-term growth and profitability.

Over the last few years, we have implemented a number of organizational and rationalization initiatives and acquired new businesses to better align our operations to most efficiently support our customers’ needs and grow our revenue and overall profitability. The goal of these restructuring activities has been to advance our strategy of increasing global competitiveness and managing costs by aligning resources to meet shifting customer demand and market preferences, while optimizing our location footprint. Our acquisitions enhance and complement our existing service offerings and have contributed to our growth.

We may consider additional acquisitions that enhance or complement our existing service offerings. In addition to growing organically, any acquisitions would generally be expected to contribute to our growth by integrating with and expanding our current services, or adding services within the drug discovery, development and manufacturing life cycle. During 2015, we have entered into acquisition transactions with Whitehouse Labs in December, Gadea in July, SSCI in February and Glasgow in January, all of which have contributed to our results of operations and will continue to contribute to our future operations.

Our backlog of open manufacturing orders and accepted service contracts was $173.8 million at December 31, 2015 as compared to $159.7 million at December 31, 2014. Our manufacturing and services contracts are completed over varying durations, from short to extended periods of time.

Our total revenue for 2015 was $402.3 million, including $384.7 million from our contract service business and $17.6 million from royalties on sales of Allegra/Telfast, certain products sold by Actavis, Inc. (“Actavis”) and certain royalties paid to Gadea. We generated $39.6 million in cash from operations, and we used $199.6 million for the acquisitions of Whitehouse, Gadea, SSCI and Glasgow, and $22.0 million for capital expenditures on our facilities and equipment, primarily related to maintaining and upgrading our U.S. facilities. Our net loss was $2.3 million in 2015, largely due to the impact of impairment charges related to improving our global footprint and restructuring charges related to the closing of the Holywell, UK facility and optimizing the footprint at the Singapore facility. As of December 31, 2015, we had $52.3 million in cash and cash equivalents and restricted cash and $421.8 million in bank and other related debt (at face value).

Results of Operations

Operating Segment Data

We have organized our operations into the Discovery and Development Services (“DDS”), Active Pharmaceutical Ingredients (“API”) and Drug Product Manufacturing (“DPM”) segments. DDS includes activities such as drug lead discovery, optimization, drug development and small scale commercial manufacturing. API includes pilot to commercial scale manufacturing of active pharmaceutical ingredients and intermediates. DPM includes pre-formulation, formulation and process development through commercial scale production of complex liquid-filled and lyophilized sterile injectable and opthalmic formulations. Corporate activities include sales and marketing and administrative functions, as well as research and development costs that have not been allocated to the operating segments. A portion of 2014 contract revenue and cost of revenue was reclassified from DDS to API to better align with the business activities within our reporting segments.

In the third quarter of 2015, we acquired all the outstanding shares of Gadea, a privately-held company located in Valladolid, Spain. The purchase price was $126.9 million (net of cash acquired of $10.9 million), which included the issuance of 2.2 million shares of common stock, valued at $40.6 million, with the balance comprised of $97.0 million in cash plus a working capital adjustment. Gadea, along with their Crystal Pharma division, is widely recognized as an industry leader in the development and manufacture of technically complex API and finished drug product. Gadea significantly expands our API portfolio and extends our development and manufacturing capabilities in steroids, hormones and sterile API. Gadea also augments our sterile drug product offerings with the addition of ophthalmic and parental suspension dosage forms. Gadea’s central location in Europe and extensive customer base, provides us with a strong footprint for sales and operations and significantly expands our presence into non-US markets.

Contract Revenue

Contract revenue consists primarily of fees earned under manufacturing or service contracts with third-party customers. Our contract revenues for our DDS, API and DPM segments were as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
DDS	$89,973	$74,611	$77,418
API	204,868	146,474	125,870
DPM	89,897	29,619	6,713
Total	$384,738	$250,704	$210,001

DDS contract revenue for 2015 increased from 2014 primarily due to incremental revenue of $14.9 million from our acquisition of the Solid State Chemical Information (“SSCI”) business in February 2015. We currently expect DDS contract revenue for full year 2016 to increase from amounts in 2015 driven by higher demand for our services due partially to the launch of the integrated discovery facility in Buffalo, New York, new activities undertaken as well as incremental revenue from our December 2015 acquisition of Whitehouse Laboratories (“Whitehouse”).

DDS contract revenue for the year ended December 31, 2014 decreased from 2013 primarily due to decreases in U.S. chemistry and biology services, partially offset by an increase in U.S. development and small-scale services.

API contract revenue for the year ended December 31, 2015 increased from 2014 primarily due to $6.5 million of incremental revenue from the Cedarburg acquisition in April 2014, incremental revenues from our July 2015 acquisition of Gadea of $41.4 million, increased demand for our commercial and clinical manufacturing services in the U.S. and improved pricing. We currently expect continued growth in API contract revenue for full year 2016 due to on-going demand for our commercial and clinical manufacturing services worldwide and incremental revenue from a full year of Gadea operations.

API contract revenue for the year ended December 31, 2014 increased from 2013 primarily due to an increase in demand at our existing manufacturing facilities as well as incremental revenue of $9.9 million from the Cedarburg acquisition in April 2014.

DPM contract revenue for the year ended December 31, 2015 increased from 2014 due to incremental revenue of $36.7 million from a full year of revenue from OsoBio which we acquired in July 2014, $15.6 million from our acquisition of the Glasgow, U.K. facility in January 2015, and increased demand and pricing at our Burlington, MA facility. Additionally, during 2014, DPM contract revenues at OsoBio were impacted due to a business interruption at the Albuquerque, NM facility. We currently expect continued growth in DPM contract revenue for full year 2016, based on continued demand for our commercial and development services as well as a full year of revenue from our acquisition of Gadea in July 2015.

DPM revenue for the year ended December 31, 2014 increased from 2013 due to $16.7 million in revenue from the acquisition of OsoBio, as well as increased demand at our Burlington, MA facility.

Recurring royalty revenue

Year Ended December 31,
2015	2014	2013
(in thousands)
$17,618	$25,867	$36,574

Our recurring royalties consisted of a royalty on worldwide sales of Allegra/Telfast and Sanofi over-the-counter product and authorized generics. Additionally, we earn recurring royalty revenue in conjunction with a Development and Supply Agreement with Allergan. During the third quarter of 2015, we began earning royalties under an agreement with a customer of Gadea. Recurring royalties decreased during the year ended December 31, 2015 as compared to 2014 as a result of patent expirations associated with Allegra/Telfast during the second quarter of 2015. These amounts were partially offset by an increase in the other royalties during the period. We currently expect full year 2016 recurring royalties to further decline due to the expiration of the patents underlying the Allegra royalties in the second quarter of 2015.  Beginning in 2016, we will be reflecting royalties within the results of the operating segment, rather than within a corporate royalty line item.

The recurring royalties on the sales of Allegra/Telfast have historically provided a material portion of our revenues, earnings and operating cash flows. All patents covered by our license agreements have expired during the second quarter of 2015, and we will not receive any additional royalties on the sales of fexofenadine product in future periods.

Recurring royalties decreased during the year ended December 31, 2014 from 2013 primarily due to the introduction of generic fexofenadine in Japan. Additionally, there was a decrease in Allegra royalties as a result of patent expirations that began in late 2013, as well as a less severe allergy season in Japan in 2014.

Cost of Contract Revenue

Cost of contract revenue consists of compensation and associated fringe benefits for employees, chemicals, depreciation and other indirect project related costs. Cost of contract revenue for our DDS, API and DPM segments were as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
DDS	$66,508	$60,101	$66,604
API	154,670	114,171	95,144
DPM	74,349	34,921	10,175
Total	$295,527	$209,193	$171,923
DDS Gross Contract Margin	26.1%	19.4%	14.0%
API Gross Contract Margin	24.5%	22.1%	24.4%
DPM Gross Contract Margin	17.3%	(17.9)%	(51.6)%
Total Gross Contract Margin	23.2%	16.6%	18.1%

DDS contract revenue gross margin percentage increased for the year ended December 31, 2015 compared to 2014 due to the margins realized on SSCI revenues, as well as the benefits of cost reduction initiatives and facility optimization. We currently expect DDS contract margin percentage for 2016 to improve over amounts recognized in 2015 based on mix of activities.

DDS contract revenue gross margin percentage increased for the year ended December 31, 2014 compared to 2013. The increase was primarily due to cost reduction initiatives and facility optimization.

API’s contract revenue gross margin percentage increased for the year ended December 31, 2015 compared to 2014. This was due to our acquisition of Gadea in July of 2015 and the mix of business within the segment. We currently expect improvement in API contract margins for 2016 driven by an increase in capacity utilization at all of our large-scale facilities worldwide and a full year of Gadea operations.

API’s contract revenue gross margin percentage decreased for the year ended December 31, 2014 compared to 2013 due to lower facility utilization as well as an increase in lower margin commercial sales.

DPM contract revenue gross margin percentage increased for the year ended December 31, 2015 compared to 2014 primarily due to the benefit of the Glasgow business acquired in January 2015 and increased profitability at our Burlington, MA facility. Additionally, during the third quarter of 2014, DPM gross margins at OsoBio were impacted due to a business interruption at the Albuquerque, NM facility. We currently expect continued improvement in DPM contract margins for 2016 based on higher profitability in our Burlington, MA facility and expansion in margins for our commercial products.

DPM contract revenue gross margin percentage increased for the year ended December 31, 2014 compared to 2013 primarily due to increases in Burlington, MA revenues in relation to their fixed costs. DPM cost of contract revenue in 2014 includes $6.4 million of business interruption charges at our OsoBio facility which negatively impacted DPM gross contract margin.

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

Year Ended December 31,
2015	2014	2013
(in thousands)
$554	$1,621	$2,767

Technology incentive award expense decreased for the years ended December 31, 2015 and 2014 due to the expiration of patents under the Sanofi license agreements.

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

Research and development expenses were as follows:

Year Ended December 31,
2015	2014	2013
(in thousands)
$5,474	$1,004	$414

R&D expense for year ended December 31, 2015 increased compared to 2014 relating primarily to development efforts on new APIs and investments in developing generic API and drug products with third party partners. We currently expect 2016 R&D expense to be higher than 2015 in line with our strategy and due to our acquisition of Gadea.

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

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consist of compensation and related fringe benefits for sales, marketing, operational and administrative employees, professional service fees, marketing costs and costs related to facilities and information services. SG&A expenses were as follows:

Year Ended December 31,
2015	2014	2013
(in thousands)
$77,394	$48,897	$42,256

SG&A expenses for the year ended December 31, 2015 increased compared to the same period in 2014 primarily due to costs associated with investments made to grow the business, merger and acquisition activities, including the acquisitions of Glasgow, SSCI, Whitehouse and Gadea, full period SG&A costs from our OsoBio and Cedarburg facilities, as well as incremental SG&A costs, including amortization of identifiable intangible assets, from the acquired businesses. We currently expect SG&A expenses for full year 2016 to increase due to a full year of operations at the facilities we acquired in 2015. In addition, as our business grows, we are making investments in key supporting functions such as corporate quality and compliance, procurement and finance, as well as in training and developing our people. We expect SG&A to remain relatively consistent as a percentage of revenue when compared to 2015.

SG&A expenses for the year ended December 31, 2014 increased compared to 2013 primarily due to costs associated with merger and acquisition activities, including the acquisitions of Cedarburg and OsoBio, as well as incremental SG&A costs from the acquired businesses.

Impairment Charges

Year Ended December 31,
2015	2014	2013
(in thousands)
$3,770	$7,835	$1,857

During the year ended December 31, 2015, we recorded property and equipment impairment charges of $3.2 million in our API segment associated with the Company’s decision to cease operations at our Holywell, U.K. facility. Additionally, during the fourth quarter of 2015, we recorded an impairment charge of $0.6 million in our DDS segment related to our Syracuse, NY building, which closed in 2014 and now is held for sale and being marketed.

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

During 2013, we recorded total long-lived asset impairment charges of $1.9 million in our DDS segment, consisting of property and equipment impairment charges of $1.3 million related to the disposition of certain moveable equipment located at our former Hungary facility and property and equipment impairment charges of $0.6 million associated with our decision to cease operations at our Bothell, WA facility.

Postretirement benefit plan settlement gain

Year Ended December 31,
2015	2014	2013
(in thousands)
$—	$(1,285)	$—

In the first quarter of 2014, we recognized a gain on settlement of post-retirement liability in the API segment.

Restructuring Charges

Year Ended December 31,
2015	2014	2013
(in thousands)
$5,988	$3,582	$7,183

In the first quarter of 2015, we announced a proposal, subject to consultation with our U.K. workforce, to close our U.K. facility in Holywell, Wales, within the API segment, by the fourth quarter of 2015. Additionally, we made additional resource changes at the DDS Singapore site to optimize the cost profile of the facility. These actions were consistent with our ongoing efforts to consolidate our facility resources to more effectively utilize our resource pool and to further reduce our facility cost structure.

Restructuring charges for the year ended December 31, 2015 consisted primarily of U.K. termination charges, employee termination costs and transitioning activities at our Singapore facility and costs associated with the transfer of continuing products from the Holywell, U.K. facility to our other manufacturing locations as well as lease termination and other charges associated with the previously announced restructuring at our Syracuse, NY facility.

In the third quarter of 2014, we recorded restructuring charges related to our activities to optimize both the Singapore and Hyderabad, India facility’s footprint. In the second quarter of 2014, we announced a restructuring plan, transitioning activities at our Syracuse, NY site to other sites within AMRI and we ceased operations in Syracuse, NY at the end of June 2014. In connection with these activities, we recorded restructuring charges in our DDS operating segment related to termination benefits, lease termination settlements, and additional operating costs related to the Syracuse, NY site.

In 2013, we recorded restructuring charges related to our decision to cease operations at our Budapest, Hungary and Bothell, WA facilities within the DDS segment. These activities consisted of termination benefits, lease termination settlements, fees and other administrative costs.

Anticipated cash outflow for 2016 related to the restructuring reserves as of December 31, 2015 is approximately $1.9 million.

Interest (expense) income, net

	Year Ended December 31,
(in thousands)	2015	2014	2013
Interest expense	$(19,352)	$(10,960)	$(1,561)
Interest income	14	3	11
Interest (expense) income, net	$(19,338)	$(10,957)	$(1,550)

Net interest expense increased for the year ended December 31, 2015 from 2014 primarily due to increased levels of outstanding debt under our $200 million revolving credit facility and $30 million line of credit used to finance our acquisitions, as well as an increase in the accretion of discount and deferred financing amortization of $1.7 million related to these borrowings.

The increase in net interest expense during the year ended December 31, 2014 compared to 2013 was primarily due to interest and accretion related to the issuance of $150.0 million of convertible debt in November 2013, as well as related deferred financing amortization. The non-cash charges for the accretion of discount and deferred financing amortization were $9.0 million, $7.3 million and $0.8 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Other income (expense), net

Year Ended December 31,
2015	2014	2013
(in thousands)
$2,220	$(235)	$1,078

Other income for the year ended December 31, 2015 was primarily related to the fluctuation in exchange rates associated with foreign currency transactions. In addition, we had an insurance recovery of $0.6 million related to a business interruption at the OsoBio facility.

Other expense of $0.2 million for the year ended December 31, 2014 compared to other income of $1.1 million in 2013 resulted primarily from a foreign currency translation loss of $0.7 million associated with the Hungary legal entity dissolution during December 2014, partially offset by rates associated with foreign currency transactions.

Income tax (benefit) expense

Year Ended December 31,
2015	2014	2013
(in thousands)
$(1,168)	$(2,190)	$7,935

Income tax (benefit) for the year ended December 31, 2015 decreased as compared to the same periods in 2014 due to increases in U.S. tax losses offset by taxes in newly acquired entities and the lapsing of the tax holiday in Singapore.

The company recorded a 2014 income tax benefit of $2.2 million versus an income tax expense in 2013 of $7.9 million primarily due to less pre-tax income at our U.S. locations.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows and proceeds from borrowings. As of December 31, 2015, we had $52.3 million in cash, cash equivalents, and restricted cash and $421.8 million in bank and other related debt (at face value).

During 2015, we generated cash of $39.6 million from operating activities, compared to cash provided by operations of $1.9 million during 2014. The increase was primarily driven by improvements in financial results in 2015 compared to 2014. During 2015, cash used in investing activities was $221.7 million, resulting primarily from the use of $86.0 million in cash (net of cash acquired and debt assumed) to acquire Gadea, $35.8 million in cash to acquire SSCI, $23.9 million to acquire the facility in Glasgow, U.K., $54.0 million in cash to acquire Whitehouse and $22.0 million used for the acquisition of property and equipment. Additionally, during 2015, we generated cash of $185.4 million from financing activities, primarily to borrowings on our credit facility and proceeds from exercises of stock options and employee stock purchase plan purchases.

Total capital expenditures for the year ended December 31, 2015 were $22.0 million as compared to $17.2 million for the year ended December 31, 2014. Capital expenditures in 2015 were primarily related to the growth, maintenance and upgrading of our existing facilities including the addition of Gadea, SSCI and Glasgow, U.K. and a full year of OsoBio operations.

In February 2016 as part of our press release and earnings announcement on February 17, 2016, we disclosed that cash generated from operations for 2015 was $43.0 million and capital expenditures for 2015 were $26.0 million. We have updated the disclosure in this 10-K to reflect the actual results as finalized during our financial statement audit. In addition, for the fourth quarter of 2015, the Company had $8.3 million in capital expenditures, compared with our prior disclosure of $12.3 million and the Company had $1.0 million cash generated by operating activities compared with our prior disclosure of $5.0 million. These changes result from the elimination of the effect of unpaid capital expenditures from operating and investing activities. All other figures in the February press release and conference call were unchanged.

During 2016, we expect to incur approximately $45.0 million in capital expenditures that includes a number of strategic projects including, but not limited to, a new prefilled syringe line in our Albuquerque, New Mexico facility, investment in our ERP upgrade and implementation, and expansion of sterile API manufacturing in Spain. There is also investment in additional R&D and manufacturing capacity to support increased customer demand for our specialty manufacturing, as well as maintenance of our existing facilities including the recently acquired facilities mentioned above.

Working capital, defined as current assets less current liabilities, was $181.1 million at December 31, 2015 as compared to $140.0 million as of December 31, 2014. This increase primarily relates to increased inventory and accounts receivable levels associated with the companies acquired in 2015.

Term Loan and Revolving Credit Facility

On August 19, 2015, we entered into the Second Amended and Restated Credit Agreement (the “Second Restated Credit Agreement”) with Barclays Bank PLC, as Administrative Agent, Collateral Agent, L/C Issuer and Swing Line Lender, and the other lenders party thereto.

The Second Restated Credit Agreement, subject to the terms and conditions set forth therein, provides for a $200 million six-year term loan and a $30.0 million five-year revolving credit facility, which includes a $10.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swingline loans. The proceeds of any borrowings under the Second Restated Credit Agreement are used for working capital and other of our or our subsidiaries’ general corporate purposes, subject to the terms and conditions set forth in the Second Restated Credit Agreement.

At our election, term loans made under the Second Restated Credit Agreement initially bear interest at the Adjusted Eurodollar Rate (as defined below) plus 4.75% or the Base Rate (as defined below) plus 3.75%. Upon achievement of a certain senior secured leverage ratio, the rates will step down to 4.50% and 3.50%, respectively. The Base Rate means, for any day, a fluctuating rate per annum equal to the highest of (i) the federal funds rate plus ½ of 1.00%, (ii) the prime rate in effect on such day and (iii) the Adjusted Eurodollar Rate for a one month interest period beginning on such day (or, if such day is not a business day, the immediately preceding business day) plus 1.00%; provided that, in the case of the term loans, the Base Rate shall at all times be deemed to be not less than the 2.00%. The Adjusted Eurodollar Rate means for the interest period for each Eurodollar loan comprising part of the same group, the quotient obtained (expressed as a decimal, carried out to five decimal places) by dividing (i) the applicable Eurodollar rate for such interest period by (ii) 1.00% minus the Eurodollar reserve percentage; provided that, in the case of the term loans only, the Adjusted Eurodollar Rate shall at all times be deemed to be not less than 1.00%.

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

In December of 2015, we drew $30.0 million on the line of credit in order to partially finance the acquisition of Whitehouse Labs. The amount available on the line of credit is $0 at December 31, 2015.

On October 24, 2014, we entered into a $50.0 million senior secured credit agreement (the “Credit Agreement”) consisting of a three-year, $50.0 million revolving credit facility, which included a $15.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swing line loans. The Credit Agreement also included an accordion feature that, subject to securing additional commitments from existing lenders or new lending institutions, would have allowed us to increase the aggregate commitments under the Credit Agreement by up to $10.0 million. On December 23, 2014, the Credit Agreement was amended to increase the available commitment to $75.0 million, increasing and using the accordion feature in its entirety (“Amendment No 1. to the Credit Agreement”). On July 16, 2015, we entered into an Amendment and Restatement to the Credit Agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement permitted us to repay the entire outstanding principal outstanding under Amendment No. 1 to the Credit Agreement and to apply that prepayment on a non-pro rata basis among the lenders under Amendment No. 1 to the Credit Agreement. The proceeds from borrowings under the Amended and Restated Credit Agreement were used to repay the entire outstanding principal outstanding under the Amendment No. 1 to the Credit Agreement on July 16, 2015 and amended the Credit Agreement.

In June 2014, we terminated our previous credit agreement while still maintaining letters of credit, thus requiring us to continue to maintain restricted cash to collateralize these letters of credit. The balance required to be maintained as restricted cash must be at least 110% of the maximum potential amount of the outstanding letters of credit.  As of December 31, 2015, we had $2.1 million of outstanding letters of credit secured by restricted cash of $3.0 million and $0.96 million of outstanding letters of credit that were unsecured.

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

Loans with various institutions – Gadea Loans

In connection with the Gadea acquisition, we assumed various unsecured debt instruments as part of the transaction totaling $39.7 million at December 31, 2015. These loans are issued by various financial institutions and public bodies, have interest rates ranging from 0.5% to 2.21% (generally at a rate equivalent to the Euribor plus a market spread or a fixed rate) and have various due dates ranging from March 2016 to August 2022. The loans are all euro-denominated, with payments made on a monthly, quarterly and biannual basis.

Off Balance Sheet Arrangements

We do not use special purpose entities or other off-balance sheet financing techniques that we believe have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity or capital resources.

Contractual Obligations

The following table sets forth our long-term contractual obligations and commitments as of December 31, 2015:

Payments Due by Period (in thousands)

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-Term Debt Obligations (principal)	$421,846	15,591	396,508	8,467	1,280
Operating Leases Obligations	14,684	4,964	6,785	2,670	265
Purchase Obligations	55,067	55,067	—	—	—
Restructuring Liabilities	2,691	1,916	486	289	—
Pension Plan Contributions	2,700	540	1,080	1,080	*

* Pension and other postretirement benefits include estimated payments made from Company assets. No estimate of payments after five years has been provided due to many uncertainties.

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

Inventory

Inventory consists primarily of commercially available fine chemicals used as raw materials, work-in-process and finished goods in our large-scale manufacturing plants. API and Drug Product manufacturing inventories are valued on a first-in, first-out (“FIFO”) basis. Inventories are valued at the lower of cost or market. We regularly review inventories on hand and record a charge for slow-moving and obsolete inventory, inventory not meeting quality standards and inventory subject to expiration. The charge for slow-moving and obsolete inventory is based on current estimates of future product demand, market conditions and related management judgment. Any significant unanticipated changes in future product demand or market conditions that vary from current expectations could have an impact on the value of inventories. Total inventories recorded on our consolidated balance sheet at December 31, 2015 and 2014 were $89.2 and $49.9 million, respectively. We recorded charges to reduce obsolete inventory balances of $1.7 million, $0.6 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carry-forwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings with focus on our U.S. operations and available tax planning strategies. These sources of income inherently rely heavily on estimates. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. We use our historical experience and our short and long-range business forecasts to provide insight. Amounts recorded for deferred tax assets (liabilities), net of valuation allowances, were ($10.1) million and $7.2 million at December 31, 2015 and 2014, respectively. The change from a net deferred tax asset in 2014 to a net deferred tax liability in 2015 is due to purchase accounting associated primarily with the Gadea acquisition. Such 2015 year-end amounts are expected to be fully recoverable within the applicable statutory expiration periods.

Derivative Instruments and Hedging Activities

We record derivative instruments on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in a derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. A change in inputs or estimates, including but not limited to, interest rates and the trading price and implied volatility of our common stock, may materially impact the resulting fair value measurements of these instruments and may also impact our results of operations. At December 31, 2015 and 2014, amounts recorded for both the Note Hedges and the Notes Conversion Derivative were $76.4 million and $58.9 million, respectively. The increase in the amounts recorded is due to the increase in the market value of our common stock that underlies these instruments.

Goodwill and intangible assets

We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of a reporting unit. The goodwill is tested for impairment at the reporting unit level, which is at the operating segment or one level below (known as a component). If a component has similar economic characteristics, the components are to be aggregated and tested at the operating segment level. Our goodwill impairment test was performed for the DDS, API and DPM segments based on the manner in which we operate the business and goodwill is recoverable. Our operating segments have been determined to be our reporting units because the products, processes, and customers are similar and resources are managed at the segment level. The total goodwill related to DDS, API and DPM is $45.9 million, $46.2 million and $77.3 million, respectively.

We test goodwill for impairment by either performing a qualitative evaluation or a two-step quantitative test. The qualitative evaluation is an assessment of factors, including reporting unit specific operating results as well as industry, market, and general economic conditions, to determine whether it is more likely than not that the fair values of reporting unit is less than its carrying amount, including goodwill. Depending on the factors specific to some or all of our reporting units, we may be required to perform a two-step quantitative test. A qualitative assessment was performed for the DDS reporting unit given that the goodwill in this unit relates to acquisitions made in 2015. A quantitative assessment was performed for both API and DPM. We concluded there were no impairments as of October 1, 2015, our annual impairment testing date. Additionally, we considered the qualitative factors for each component subsequent to the annual impairment testing date and through December 31, 2015 noting no indicators of potential impairment.

The valuations for API and DPM used in the quantitative goodwill assessment were based on the discounted cash flow method using projected financial information of the reporting unit, including projected revenue on generic drug products in development and expected to be commercialized. Consideration was given to a market approach as a possible indication of value but not weighted. Key assumptions used in the discounted cash flow method include prospective financial information and the discount rate or weighted-average cost of capital (“WACC”). The prospective financial information includes our five year projections, which are based on information available to management as of October 1, 2015 and includes projected revenue on generic drug products in development and expected to be commercialized in the five year period. The long-term sales growth rate assumed for both API and DPM was 3%. The WACC takes into consideration the capital structure of both the Company and peer groups for each of the businesses. In addition, the WACC includes a market equity and country specific risk premium. The country specific risk premium is based on a blended average of the geographies in which the business units operate. A discount rate was estimated and applied to each of our two revenue streams, specifically contract revenue and royalties on long-term collaboration agreements. The discount rates for the contract revenue were 10.5% and 10.0% for API and DPM, respectively. The discount rates for the royalty revenue were 23.5% for both API and DPM, given the higher level of uncertainty surrounding these cash flows.

The estimated fair value for the DPM business compared to its carrying value was relatively close given that DPM is primarily comprised of recent acquisitions. The estimated fair value of the DPM business exceeded carrying value by only 1%. Our future projections have included discounted cash flows for our current DPM manufacturing and development business as well as separate projections of estimated royalties on the long-term collaboration agreements. The achievement of these royalties could be impacted based on the complexity to develop the product, the number of competitors in the market, and the timing of the product launch. These risks have been contemplated in our projections. If our DPM business is unable to achieve the future projections of the manufacturing and development business or the projections of estimated royalties on the long-term collaboration agreements, some or all of the goodwill allocated to DPM may be impaired.

We test intangible assets and patents with defined useful lives and subject to amortization by comparing the carrying amount to the fair value of the asset. An impairment charge is recognized to the extent that the carrying amount of the intangible asset group exceeds its fair value and will reduce only the carrying amounts of the intangible assets. Total intangible assets and patents recorded on our consolidated balance sheet at December 31, 2015 and 2014 was $120.2 million and $32.5 million, respectively.

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

In April 2015, we recorded non-cash fixed asset charges of $3.1 million in our API segment primarily related to the closing of our Holywell, UK facility. Also in 2015, we recorded a non-cash fixed asset charge of $0.6 million in our DDS segment related to our facility in Syracuse, NY.

Recent Accounting Pronouncements

Accounting Pronouncements Issued But Not Yet Adopted

In February 2016, the Financial Accounting Standards Board ("FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of this standard on our financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016, with early adoption permitted. We do not expect this ASU to have a material impact on our consolidated financial statements.

Accounting Pronouncements Recently Adopted

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” (“ASU 2015-17”), which amends the accounting guidance related to balance sheet classification of deferred taxes. The amendment requires that deferred tax assets and liabilities be classified as noncurrent in the statement of financial position, thereby simplifying the current guidance that requires an entity to separate deferred tax assets and liabilities into current and noncurrent amounts. ASU 2015-17 will be effective beginning in the first quarter of fiscal year 2018. Early adoption is permitted and the amendment can be adopted either prospectively or retrospectively. We have prospectively adopted this ASU during the fourth quarter of 2015 and reflected its impact in our consolidated financial statements.

In September 2015, FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. ASU No. 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and sets forth new disclosure requirements related to the adjustments. The new standard is effective for fiscal years beginning after December 15, 2015 and for interim periods therein with early adoption permitted. We adopted this ASU during 2015.

In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. The ASU applies to entities that measure an investment’s fair value using the net asset per share (or an equivalent) practical expedient, while the amendments of the ASU eliminate the requirement to classify the investment within the fair value hierarchy. In addition, the requirement to make specific disclosures for all investments eligible to be assessed at fair value with the net asset value per share practical expedient has been removed. Instead, such disclosures are restricted only to investments that the entity has decided to measure using the practical expedient. The amendments in this ASU apply for fiscal years starting after December 15, 2015, and the interim periods within. The amendments are to be applied retrospectively to all periods offered, with early adoption permitted. We adopted this ASU during 2015 and it did not have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which updated guidance to clarify the required presentation of debt issuance costs.   The amended guidance requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying amount of the recognized debt liability, consistent with the treatment of debt discounts.   Amortization of debt issuance costs is to be reported as interest expense.   The recognition and measurement guidance for debt issuance costs are not affected by the updated guidance. The update requires retrospective application and represents a change in accounting principle. The updated guidance is effective for reporting periods beginning after December 15, 2015, with early adoption permitted.   We adopted this ASU during 2015 and have reflected $9.8 million and $4.1 million as reduction of long-term debt at December 31, 2015 and December 31, 2014, respectively. Previously, these costs were recorded as part of other assets.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk with respect to foreign currency exchange rates and interest rates. The market risk is the potential loss arising from adverse changes in these rates as discussed below.

The Company has facilities and customers in foreign jurisdictions and therefore is subject to foreign currency risk. This risk is composed of both potential losses from the translation of foreign currency financial statements and the remeasurement of foreign currency transactions. The total net assets of non-U.S. operations not denominated in our functional currency, the U.S. dollar, and subject to potential loss amount to approximately $232.5 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to approximately $23.2 million. Furthermore, related to foreign currency transactions, the Company has exposure to non-functional currency balances totaling approximately $17.6 million. This amount includes, on an absolute basis, exposures to foreign currency assets and liabilities. On a net basis, the Company had approximately $2.6 million of foreign currency assets as of December 31, 2015. As currency rates change, these non-functional currency balances are revalued, and the corresponding adjustment is recorded in the consolidated statement of operations. A hypothetical change of 10% in currency rates could result in an adjustment to the consolidated statement of operations of approximately $0.4 million.

With respect to interest rates, the risk is composed of changes in future cash f lows due to changes in interest rates on our $30.0 million revolving credit facility, $2.1 million industrial development authority bonds and $39.6 million of Gadea debt. The potential loss in 2015 cash flows from a 10% adverse change in quoted interest rates would approximate $0.2 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements and notes thereto appear on pages F-1 to F-39 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As required by rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management conducted an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation the Company’s management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

During the fiscal year ended December 31, 2015, the Company began to implement a global ERP system, which, when completed, will handle the business and financial processes within Company’s operations and its corporate and administrative functions. The Company has modified and will continue to modify its internal controls relating to its business and financial processes throughout the ERP system implementation, which is expected to progress through the end of 2017. While the Company believes that this new system and the related changes to internal controls will ultimately strengthen its internal controls over financial reporting, there are inherent risks in implementing any new ERP system and the Company will continue to evaluate and test control changes relating to certification of its effectiveness, in all material respects, of its internal controls over financial reporting.

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, assessed as of December 31, 2015 the effectiveness of the Company’s internal control over financial reporting. In making this assessment, management used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, management has concluded that the Company’s internal control over financial reporting as of December 31, 2015 was effective.

During 2015, the Company acquired the following entities (together, the “Acquired Companies”):

•	January 8, 2015 - Aptuit’s Glasgow, UK business, now Albany Molecular Research (Glasgow), Limited (“Glasgow”)

•	February 13, 2015 – Aptuit’s Solid State Chemical Information business, now AMRI SSCI, LLC

•	July 16, 2015 – Gadea Groupo Farmaceutico, S.L. (“Gadea”)

•	December 15, 2015 – Whitehouse Analytical Laboratories, LLC (“Whitehouse”)

These acquisitions represent a material change in the internal control over financial reporting since management’s last assessment of effectiveness. Management has excluded the Acquired Companies from its assessment of internal control over financial reporting as of December 31, 2015. Total assets of the Acquired Companies, excluding goodwill and other intangible assets which were included in management’s assessment of internal control over financial reporting as of December 31, 2015, are $146.7 million at December 31, 2015. Total revenues of the Acquired Companies are $76.0 million for the year ended December 31, 2015. The total assets and total revenues excluded from management’s assessment of internal control over financial reporting as of December 31, 2015, represent approximately 17% and 19%, respectively, of the Company’s related consolidated financial statement amounts as of and for the year end December 31, 2015.

The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting, as of December 31, 2015, which is included in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

(c) Changes in Internal Control Over Financial Reporting

Other than the effects of the acquisitions referred to above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15 under the Exchange Act that occurred during the Company’s fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information appearing under the captions “Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics and Business Conduct Guidelines” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or around June 1, 2016 is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information appearing under the captions “Compensation of Directors”, “Compensation Committee Interlocks and Insider Participation”, and “Agreements with Named Executive Officers,” and “Corporate Governance and Board Matters” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or around June 1, 2016 is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under the caption “Principal and Management Stockholders” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or around June 1, 2016 is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information appearing under the caption “Related Party Transactions” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or around June 1, 2016 is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information appearing under the caption “Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or around June 1, 2016 is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) (1) Financial Statements.

The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

(a) (2)     Financial Statement Schedules

The following financial schedule of Albany Molecular Research, Inc. is included in this annual report on Form 10-K.

Schedule II—Valuation and Qualifying Accounts	F-50

Schedules other than that which is listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

(a) (3)     Exhibits

EXHIBIT INDEX

Exhibit No.	Description
2.1	LLC Interest Purchase Agreement by and among Albany Molecular Research, Inc. and Brian W. Mulhall and Alan Weiss as the members of Whitehouse Analytical Laboratories, LLC, dated December 15, 2015 (filed herein).
2.2	Share Purchase Agreement by and among Albany Molecular Research, Inc., Gadea Grupo Farmaceutico, S.L., Exirisk Spain, S.L. and certain other persons thereto, dated as of July 16, 2015 (incorporated herein by reference to Exhibit 2.1 to the Company’s 8-K filed with the Securities and Exchange Commission on July 16, 2015, File No. 001-35622).
2.3	Purchase Agreement by and between Aptuit, LLC and Albany Molecular Luxembourg S.à r.l., dated as of January 8, 2015 (incorporated herein by reference to Exhibit 2.2 to the Company’s 8-K filed with the Securities and Exchange Commission on January 15, 2015, File No. 001-35622).
2.4	Asset Purchase Agreement by and among Aptuit (West Lafayette), LLC, Aptuit, LLC, AMRI Americium, LLC, and Albany Molecular Research, Inc. dated as of January 8, 2015 (incorporated herein by reference to Exhibit 2.1 to the Company’s 8-K filed with the Securities and Exchange Commission on January 15, 2015, File No. 001-35622).
2.5	Membership Interest Purchase Agreement by and among Oso Biopharm Holdings, LLC, Oso Biopharmaceuticals Manufacturing, LLC, ALO Acquisition LLC, and Albany Molecular Research, Inc. dated as of June 1, 2014 (incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed with the Securities and Exchange Commission on August 11, 2014, File No. 001-35622).

Exhibit No.	Description
2.6	Agreement and Plan of Merger by and among Albany Molecular Research, Inc., AICu Acquisition Corp., Cedarburg Pharmaceuticals, Inc. and James Gale, dated March 22, 2014 (incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed with the Securities and Exchange Commission on May 9, 2014, File No. 001-35622).
3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 000-25323).
3.2	Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 000-25323).
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Albany Molecular Research, Inc. dated June 3, 2015 (incorporated herein by reference to Exhibit 3.1 to the Company’s 8-K filed on June 5, 2015, File No. 001-35622).
3.4	Registration Rights Agreement by and between Albany Molecular Research, Inc. and 3-Gutinver, S.L., dated as of July 16, 2015 ( incorporated herein by reference to Exhibit 3.2 to the Company’s 8-K filed with the Securities and Exchange Commission on July 16, 2015, File No. 001-35622).
4.1	Specimen certificate for shares of Common Stock, $0.01 par value, of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, File No. 333-207247).
4.2	Amendment and Termination of Shareholder Rights Agreement by and between Albany Molecular Research, Inc. and Computershare, Inc., dated August 5, 2015 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 5, 2015, File No. 001-35622).
4.3	Certificate of Elimination of Series A Junior Participating Preferred Stock, dated August 5, 2015 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2015, File No. 001-35622).
4.4	Indenture, dated as of November 25, 2013, by and between Albany Molecular Research, Inc. and Wilmington Trust, National Association (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2013, File No. 001-35622).
4.5	Form of 2.25% Cash Convertible Senior Note due 2018 (included in Exhibit 4.4).
10.1	Form of Indemnification Agreement between Albany Molecular Research, Inc. and each of its directors and executive officers (filed herein).
10.2	License Agreement dated March 15, 1995 by and between Albany Molecular Research, Inc. and Marion Merrell Dow Inc. (now Sanofi) (excluding certain portions which have been omitted as indicated based upon an order for confidential treatment, but which have been filed separately with the Commission) (incorporated herein by reference to Exhibit 10.7 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, File No. 333-58795).
10.3*	Amendment to 1998 Stock Option and Incentive Plan of the Company (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, File No. 000-25323).
10.4*	Amended and Restated Technology Development Incentive Plan of the Company (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, File No. 001-35622).
10.5	Form of Employee Innovation, Proprietary Information and Post-Employment Activity Agreement between Albany Molecular Research, Inc. and each of its executive officers (incorporated herein by reference to Exhibit 10.14 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, File No. 333-58795).
10.6*	Amended and Restated Employment Agreement, dated as of April 5, 2012, by and between Albany Molecular Research, Inc. and Lori M. Henderson (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2012, File No. 000-25323).
10.7*	Form of Restricted Stock Award Agreement under 1998 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2005, File No. 000-25323).

Exhibit No.	Description
10.8*	Albany Molecular Research, Inc. Incentive Bonus Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2005, File No. 000-25323).
10.9*	Form of Incentive Stock Option Agreement under 1998 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed with the Securities and Exchange Commission on May 10, 2005, File No. 000-25323).
10.10*	Form of Non-Qualified Stock Option Agreement under 1998 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed with the Securities and Exchange Commission on May 10, 2005, File No. 000-25323).
10.11	Supply Agreement, effective as of January 1, 2012, between AMRI Rensselaer and GE Healthcare AS (incorporated herein by reference to Exhibit 10.15 (with certain information omitted pursuant to a request for confidential treatment and filed with the Securities and Exchange Commission) to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on August 27, 2013, File No. 001-35622).
10.12	License and Research Agreement, dated as of October 20, 2005, between Albany Molecular Research, Inc., AMR Technology, Inc. and Bristol-Myers Squibb Company (incorporated herein by reference to Exhibit 10.22to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 000-25323).
10.13	Amendment to License Agreement Regarding Sublicensing, dated November 18, 2008, by and between Albany Molecular Research, Inc., AMR Technology, Inc. (formerly a subsidiary of AMRI, which has subsequently been merged into AMRI) and Sanofi U.S. LLC (filed with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission) (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-25323).
10.14*	Amended and Restated Employment Agreement, dated as of April 5, 2012, by and between the Company and Steven R. Hagen, Ph.D. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2012, File No. 000-25323).
10.15	Credit and Security Agreement dated April 11, 2012, by and among Albany Molecular Research, Inc., AMRI Rensselaer, Inc., AMRI Burlington, Inc., AMRI Bothell Research Center, Inc. and Wells Fargo Bank, National Association. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2012, File No. 000-25323)
10.16	First Amendment, dated December 20, 2012, to Credit and Security Agreement dated April 11, 2012, by and among Albany Molecular Research, Inc., AMRI Rensselaer, Inc., AMRI Burlington, Inc., and AMRI Bothell Research Center, Inc., as the borrower and Wells Fargo Bank, National Association as the lender (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on March 18, 2013, File No. 001-35622).
10.17	Second Amendment, dated November 13, 2013, to Credit and Security Agreement dated April 11, 2012, by and among Albany Molecular Research, Inc., AMRI Rensselaer, Inc., AMRI Burlington, Inc., and AMRI Bothell Research Center, Inc., as the borrower and Wells Fargo Bank, National Association as the lender (incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on March 17, 2014, File No. 001-35622).

Exhibit No.	Description
10.18	Development and Supply Agreement between Organichem Corporation (now AMRI Rensselaer, Inc., a wholly-owned subsidiary of the Company) and Purepac Pharmaceuticals Co. (now Actavis, Inc.) effective May 10, 2000 (incorporated herein by reference to Exhibit 10.26 (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on March 18, 2013, File No. 001-35622).
10.19*	Amended Form of Restricted Stock Award Agreement under the 2008 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on March 18, 2013, File No. 001-35622).
10.20*	Amended Form of Non-Qualified Stock Option Agreement under the 2008 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on March 18, 2013, File No. 001-35622).
10.21*	Employment Agreement, dated September 5, 2013, by and between Albany Molecular Research, Inc. and William S. Marth (incorporated herein by reference to Exhibit 10.1 the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Securities and Exchange Commission on November 8, 2013, File No. 001-35622).
10.22	Call Option Transaction Confirmation, dated November 19, 2013, between Albany Molecular Research, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2013, File No. 001-35622).
10.23	Call Option Transaction Confirmation, dated November 19, 2013, between Albany Molecular Research, Inc. and Morgan Stanley & Co. International plc (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2013, File No. 001-35622).
10.24	Base Warrants Confirmation, dated November 19, 2013, between Albany Molecular Research, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2013, File No. 001-35622).
10.25	Base Warrants Confirmation, dated November 19, 2013, between Albany Molecular Research, Inc. and Morgan Stanley & Co. International plc (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2013, File No. 001-35622).
10.26	Amendment to Call Option Transaction Confirmation, dated November 29, 2013, between Albany Molecular Research, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2013, File No. 001-35622).
10.27	Amendment to Call Option Transaction Confirmation, dated November 29, 2013, between Albany Molecular Research, Inc. and Morgan Stanley & Co. International plc (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2013, File No. 001-35622).
10.28	Additional Warrants Confirmation, dated November 29, 2013, between Albany Molecular Research, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2013, File No. 001-35622).
10.29	Additional Warrants Confirmation, dated November 29, 2013, between Albany Molecular Research, Inc. and Morgan Stanley & Co. International plc (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2013, File No. 001-35622).

Exhibit No.	Description
10.30*	Employment Agreement dated December 13, 2013, by and between Albany Molecular Research, Inc. and George Svokos (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, filed with the Securities and Exchange Commission on May 9, 2014, File No. 001-35622).
10.31	Amendment No. 1, dated December 23, 2014, to Credit Agreement dated October 24, 2014, by and among Albany Molecular Research, Inc., Barclays Banks plc, each Lender thereto and each Loan Party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2014, File No. 001-35622).
10.32*	Employment Agreement dated February 11, 2015, by and between Albany Molecular Research, Inc. and Felicia Ladin (incorporated herein by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on March 16, 2015, File No. 001-001-35622).
10.33*	Separation Agreement, dated February 11, 2015, by and between Albany Molecular Research, Inc. and Michael M. Nolan (incorporated herein by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on March 16, 2015, File No. 001-001-35622).
10.34	Amendment No. 2 to Credit Agreement, dated as of July 14, 2015, among Albany Molecular Research, Inc., Barclays Bank PLC, as administrative agent and collateral agent, each Lender party Research, Inc., Barclays Bank PLC, as administrative agent and collateral agent, each Lender party thereto and each other Loan Party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s 8-K filed with the Securities and Exchange Commission on July 16, 2015, File No. 001-35622).
10.35	First Amended and Restated Credit Agreement, dated as of July 16, 2015, among Albany Molecular Research, Inc., Barclays Bank PLC, as administrative agent, Collateral Agent, L/C Issuer and Swing Line Lender, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015, filed with the Securities and Exchange Commission on November 9, 2015, File No. 001-35622).
10.36	Second Amended and Restated Credit Agreement, dated as of August 19, 2015, among Albany Molecular Research, Inc., Barclays Bank PLC, as administrative agent, Collateral Agent, L/C Issuer and Swing Line Lender, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015, filed with the Securities and Exchange Commission on November 9, 2015, File No. 001-35622).
10.37	Amendment No. 1 to Supply Agreement between GE Healthcare AS and AMRI Rensselaer, Inc. for Supply of Aminobisamide HCL, dated September 30, 2015 (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015, filed with the Securities and Exchange Commission on November 9, 2015, File No. 001-35622, with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission).
10.38*	Third Amended 1998 Employee Stock Purchase Plan of the Company, approved on June 3, 2015 (filed herein).
10.39*	Third Amended 2008 Stock Option and Incentive Plan, approved on June 3, 2015 (filed herein).
10.40	Albany Molecular Research, Inc. Senior Executive Cash Incentive Bonus Plan (filed herein).
21.1	Subsidiaries of the Company (filed herein).
23.1	Consent of KPMG LLP (filed herein).
31.1	Rule 13a-14(a)/15d-14(a) certification (filed herein).
31.2	Rule 13a-14(a)/15d-14(a) certification (filed herein).
32.1	Section 1350 certification (furnished herein). (1)
32.2	Section 1350 certification (furnished herein). (1)

Exhibit No.	Description
101

XBRL (extensible Business Reporting Language). The following materials from Albany Molecular Research, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

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

Dated: March 29, 2016	Albany Molecular Research, Inc.

	By:	/s/ William S. Marth
William S. Marth
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William S. Marth	President, Chief Executive Officer	March 29, 2016
William S. Marth	(Principal Executive Officer)

/s/ Felicia I. Ladin	Chief Financial Officer	March 29, 2016
Felicia I. Ladin	(Principal Financial and Accounting Officer)

/s/ Thomas E. D’Ambra	Chairman of the Board	March 29, 2016
Thomas E. D’Ambra, Ph.D.

/s/ Veronica G.H. Jordan	Director	March 29, 2016
Veronica G.H. Jordan, Ph.D.

/s/ David H. Deming	Director	March 29, 2016
David H. Deming

/s/ Anthony J. Maddaluna	Director	March 29, 2016
Anthony Maddaluna

/s/ Kevin O’Connor	Director	March 29, 2016
Kevin O’Connor

/s/ Arthur J. Roth	Director	March 29, 2016
Arthur J. Roth

/s/ Una S. Ryan	Director	March 29, 2016
Una S. Ryan, Ph.D., O.B.E.

/s/ Gerardo Gutierrez Fuentes	Director	March 29, 2016
Gerardo Gutierrez Fuentes

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ALBANY MOLECULAR RESEARCH, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Albany Molecular Research, Inc.:

We have audited the accompanying consolidated balance sheets of Albany Molecular Research, Inc. and subsidiaries (“Albany Molecular Research, Inc.” or “the Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. We also have audited Albany Molecular Research, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Albany Molecular Research, Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Albany Molecular Research, Inc. as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Albany Molecular Research, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Albany Molecular Research, Inc. acquired Aptuit’s Glasgow, UK business on January 8, 2015, Aptuit’s Solid State Chemical Information business on February 13, 2015, Gadea Grupo Farmaceutico, S.L. on July 16, 2015, and Whitehouse Analytical Laboratories, LLC on December 15, 2015 (collectively, the “Acquired Businesses”), and management excluded from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, the Acquired Businesses’ internal control over financial reporting associated with assets representing 17% of consolidated assets, and revenues representing approximately 19% of consolidated revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of Albany Molecular Research, Inc. also excluded an evaluation of the internal control over financial reporting of the Acquired Businesses.

/s/ KPMG LLP

Albany, New York

March 29, 2016

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2015, 2014 and 2013

(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Contract revenue	$384,738	$250,704	$210,001
Recurring royalties	17,618	25,867	36,574
Total revenue	402,356	276,571	246,575
Cost of contract revenue	295,527	209,193	171,923
Technology incentive award	554	1,621	2,767
Research and development	5,474	1,004	414
Selling, general and administrative	77,394	48,897	42,256
Postretirement benefit plan settlement gain	—	(1,285)	—
Impairment charges	3,770	7,835	1,857
Restructuring charges	5,988	3,582	7,183
Total costs and expenses	388,707	270,847	226,400
Income from operations	13,649	5,724	20,175
Interest expense	(19,352)	(10,960)	(1,561)
Interest income	14	3	11
Other income (expense), net	2,220	(235)	1,078
(Loss) income before income tax (benefit) expense	(3,469)	(5,468)	19,703
Income tax (benefit) expense	(1,168)	(2,190)	7,935
Net (loss) income	(2,301)	$(3,278)	$11,768

Basic (loss) earnings per share	$(0.07)	$(0.10)	$0.38
Diluted (loss) earnings per share	$(0.07)	$(0.10)	$0.37

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.

Consolidated Statements of Comprehensive (LOSS) Income

Years Ended December 31, 2015, 2014 and 2013

(In thousands)

	Years Ended December 31,
	2015	2014	2013
Net (loss) income	$(2,301)	$(3,278)	$11,768
Reclassification adjustment of foreign currency translation loss upon dissolution of a foreign subsidiary	–	734	–
Foreign currency translation loss	(4,760)	(1,657)	(2,529)
Net actuarial gain (loss) of pension and postretirement benefits	793	(2,234)	1,547
Total comprehensive (loss) income	$(6,268)	$(6,435)	$10,786

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

(In thousands, except share amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$49,343	$46,995
Restricted cash	2,966	4,052
Accounts receivable, net	110,427	71,644
Royalty income receivable	6,184	5,061
Inventory	89,231	49,880
Prepaid expenses and other current assets	16,159	8,566
Income taxes receivable	5,419	2,343
Property and equipment held for sale	516	—
Total current assets	280,245	188,541

Property and equipment, net	209,508	165,475
Notes hedges	76,393	58,928
Goodwill	169,471	61,778
Intangible assets and patents, net	120,204	32,548
Deferred income taxes	6,342	4,884
Other assets	3,404	3,714
Total assets	$865,567	$515,868
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$60,890	$32,160
Deferred revenue and licensing fees	14,718	11,171
Accrued compensation	7,319	3,597
Arbitration reserve	—	327
Income taxes payable	—	350
Accrued pension benefits	578	638
Current installments of long-term debt	15,591	447
Total current liabilities	99,096	48,690
Long-term liabilities:
Long-term debt, excluding current installments, net	373,692	155,895
Notes conversion derivative	76,393	58,928
Income taxes payable	2,956	—
Pension and postretirement benefits	6,909	8,167
Deferred income taxes	16,405	—
Other long-term liabilities	2,893	2,366
Total liabilities	578,344	274,046
Commitments and contingencies (Notes 11 and 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 50,000 shares, 41,130 shares issued in 2015 and 38,098 shares issued in 2014	411	381
Additional paid-in capital	296,337	243,874
Retained earnings	77,331	79,632
Accumulated other comprehensive loss, net	(18,401)	(14,434)
	355,678	309,453
Less, treasury shares at cost, 5,512 shares in 2015 and 5,465 shares in 2014	(68,455)	(67,631)
Total stockholders’ equity	287,223	241,822
Total liabilities and stockholders’ equity	$865,567	$515,868

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2015, 2014 and 2013

(In thousands)

						Accumulated
		Common Stock		Additional		Other	Treasury Stock
	Preferred	Number of	Par	Paid-in	Retained	Comprehensive	Number of
	Stock	Shares	Value	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balances at January 1, 2013	$—	36,326	$363	$207,784	$71,142	$(10,295)	5,411	$(66,888)	$202,106
Net income					11,768				11,768
Pension and other postretirement benefits:
Amortization of actuarial loss, net of taxes						535			535
Current year actuarial gain, net of taxes						1,012			1,012
Foreign currency translation gain						(2,529)			(2,529)
Excess tax benefit from share-based compensation				785					785
Share-based payment expense				2,620					2,620
Issuance of restricted stock		266	3	(2)					1
Forfeiture of unearned compensation - restricted stock		(49)	(1)	(3)					(4)
Issuance of common stock in connection with stock option plan and ESPP		480	5	1,522					1,527
Treasury repurchases							14	(164)	(164)
Sale of warrants				23,100					23,100
Balances at December 31, 2013	$—	37,023	370	235,806	82,910	(11,277)	5,425	(67,052)	240,757
Net loss					(3,278)				(3,278)
Pension and other postretirement benefits:
Amortization of actuarial loss, net of taxes						398			398
Current year actuarial loss, net of taxes						(2,632)			(2,632)
Reclassification adjustment of foreign currency translation loss upon dissolution of a foreign subsidiary						734			734
Foreign currency translation gain						(1,657)			(1,657)
Excess tax benefit from share-based compensation				1,642					1,642
Share-based payment expense				4,122					4,122
Issuance of restricted stock		691	7	(7)					—
Forfeiture of unearned compensation - restricted stock		(72)	—	2					2
Issuance of common stock in connection with stock option plan and ESPP		456	4	2,309					2,313
Treasury repurchases							40	(579)	(579)
Balances at December 31, 2014	$—	38,098	$381	$243,874	$79,632	$(14,434)	5,465	$(67,631)	$241,822
Net loss					(2,301)				(2,301)
Pension and other postretirement benefits:
Current year actuarial loss, net of taxes						793			793
Foreign currency translation gain						(4,760)			(4,760)

Excess tax benefit from share-based compensation				2.108					2,108
Share-based payment expense				6,291					6,291
Issuance of restricted stock		471	5	64					64
Issuance of restricted stock due to acquisition		2,200	22	40,546					40,568
Forfeiture of unearned compensation - restricted stock		(144)	—	(1)					(1)
Issuance of common stock in connection with stock option plan and ESPP		505	3	3,455					3,458
Treasury repurchases
	—						47	(824)	(824)
Balances at December 31, 2015	$	41,130	$411	$296,337	$77,331	$(18,401)	5,512	$(68,455)	$287,223

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

December 31, 2015, 2014 and 2013

(In thousands)

	Year ended December 31,
	2015	2014	2013
Operating Activities

Net (loss) income	$(2,301)	$(3,278)	$11.768
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	27,049	18,353	15,565
Deferred financing amortization	2,470	1,537	306
Accretion of discount on long-term debt	6,564	5,765	531
Provision for doubtful accounts	1,289	343	267
Deferred income tax (benefit) expense	(2,915)	(2,101)	125
Impairment charges	3,770	7,835	1,857
Loss on disposal of property and equipment	118	166	234
Cumulative translation loss related to foreign subsidiary dissolution	—	734	—
Share-based compensation expense	6,291	4,122	2,620
Gain on settlement of post-retirement liability	—	(1,285)	—
Excess tax benefit of stock option exercises	(2,108)	(1,642)	(785)
Other	—	—	20
Changes in operating assets and liabilities that provide (use) cash, net of impact of business combinations:
Accounts receivable	(9,353)	(12,664)	(9,987)
Royalty income receivable	(1,167)	2,462	657
Inventory	7,732	(7,967)	(5,141)
Prepaid expenses and other assets	(753)	(814)	541
Accounts payable, accrued compensation and accrued expenses	6,815	(4,866)	7,697
Income taxes receivable/payable	(4,918)	(5,842)	4,503
Deferred revenue and licensing fees	1,442	1,225	(1,708)
Pension and postretirement benefits	(99)	(215)	145
Other long-term liabilities	(298)	37	(1,039)
Net cash provided by operating activities	39,628	1,905	28,176
Investing Activities
Purchase of businesses, net of cash acquired	(199,580)	(145,752)	—
Purchases of property and equipment	(22,041)	(17,189)	(11,135)
Payments for patent applications and other costs	(126)	(398)	(411)
Proceeds from disposal of property and equipment	31	80	300
Net cash used in investing activities	(221,716)	(163,259)	(11,246)
Financing Activities
Issuance of long-term debt	269,661	35,000	150,000
Proceeds from sale of warrants	—	—	23,100
Payment for bond hedge options	—	—	(33,600)
Principal payments on long-term debt	(81,864)	(5,063)	(775)
Deferred financing costs	(8,209)	(544)	(4,690)
Purchases of treasury stock	(824)	(579)	(164)
Changes in restricted cash	1,086	472	702
Excess of tax benefit of stock option exercises	2,108	1,642	785
Proceeds from exercise of options and Employee Stock Purchase Plan	3,458	2,313	1,527
Net cash provided by financing activities	185,416	33,241	136,885
Effect of exchange rate changes on cash flows	(980)	(820)	(1,180)
Increase (decrease) in cash and cash equivalents	2,348	(128,933)	152,635
Cash and cash equivalents at beginning of year	46,995	175,928	23,293
Cash and cash equivalents at end of year	$49,343	$46,995	$175,928
Supplemental disclosure of non-cash activities:
Actuarial loss on pension and other postretirement liability, net of tax	$793	$2,234	$1,547
Issuance of common stock for business acquisition	$40,568	$—	$—
Issuance of restricted stock	$9,482	$8,660	$1,960
Non-cash forgiveness of arbitration reserve	$—	$1,024	$1,366
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,574	$3,536	$1,251
Income taxes	$8,204	$5,928	$3,398

See Accompanying Notes to the Consolidated Financial Statements

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(In thousands, except for per share amounts)

1.	Summary of Significant Accounting Policies

Nature of Business and Operations:

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

Basis of Presentation:

The consolidated financial statements include the accounts of Albany Molecular Research, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. When necessary, prior years’ consolidated financial statements have been reclassified to conform to the current year presentation. Assets and liabilities of non-U.S. operations are translated at period-end rates of exchange, and the statements of operations are translated at the average rates of exchange for the period. Gains or losses resulting from translating non-U.S. currency financial statements are recorded in the consolidated statements of comprehensive (loss) income and in accumulated other comprehensive loss in the accompanying consolidated balance sheets.

Use of Management Estimates:

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in the accompanying consolidated financial statements include assumptions regarding the valuation of inventory, intangible assets, and long-lived assets and assumptions associated with our accounting for business combinations and goodwill impairment assessment. Other significant estimates include assumptions utilized in determining actuarial obligations in conjunction with the Company’s pension and postretirement health plans, the amount and realizability of deferred tax assets, assumptions utilized in determining stock-based compensation, as well as those utilized in determining the value of both the notes hedges and the notes conversion derivative and the assumptions related to the collectability of receivables. Actual results can vary from these estimates.

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(In thousands, except for per share amounts)

The Company generates contract revenue under the following types of contracts:

Fixed-Fee. Under a fixed-fee contract, the Company charges a fixed agreed upon amount for a deliverable. Fixed-fee contracts have fixed deliverables upon completion of the project. Typically, the Company recognizes revenue for fixed-fee contracts after projects are completed and when delivery is made or title and risk of loss otherwise transfers to the customer, and collection is reasonably assured. In certain instances, the Company’s customers request that the Company retain materials produced upon completion of the project due to the fact that the customer does not have a qualified facility to store those materials or for other reasons. In these instances, the revenue recognition process is considered complete when project documents have been delivered to the customer, as required under the arrangement, or other customer-specific contractual conditions have been satisfied.

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

Recurring Royalty and Milestone Revenues:

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(In thousands, except for per share amounts)

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

The Company has determined these milestones payments to be substantive milestones in accordance with ASC 605-28-25, “Revenue Recognition – Milestone Method” (“ASC 605”). In evaluating these milestones, the Company considered the following:

•	Each individual milestone is considered to be commensurate with the enhanced value of the underlying licensed intellectual property or drug product candidate as they are advanced from the development stage to a commercialized product, and considered them to be reasonable when evaluated in relation to the total agreement consideration, including other milestones.
•	The milestones are deemed to relate solely to past performance, as each milestone is payable to the Company only after the achievement of the related event defined in the agreement, and is not refundable if additional future success events do not occur.

For the years ended December 31, 2015, 2014, and 2013, no milestone revenue was recognized by the Company.

Proprietary Drug Development Arrangements:

The Company has discovered and conducted the early development of several new drug candidates, with a view to out-licensing these candidates to partners for further development in return for a potential combination of up-front license fees, milestone payments and recurring royalty payments if compounds resulting from our intellectual property are successfully developed into new drugs and reach the market. The Company does not anticipate milestone or recurring royalty payments under its current license arrangements to have a significant impact on the Company’s consolidated operating results, financial position, or cash flows.

Cash, Cash Equivalents and Restricted Cash:

Cash equivalents consist of money market accounts and overnight deposits. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

The Company maintains letters of credit requiring the maintenance of a certain restricted cash balance to collateralize outstanding letters of credit.

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

Allowances for doubtful accounts were $1,096 and $1,274 as of December 31, 2015 and 2014, respectively.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(In thousands, except for per share amounts)

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

The carrying value of the equity investment at December 31, 2015 and 2014 was $956 and is included within “other assets” on the accompanying consolidated balance sheets.

Business Combinations:

In accordance with the accounting guidance for business combinations, the Company used the acquisition method of accounting to allocate costs of acquired businesses to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. The excess costs of acquired businesses over the fair values of the assets acquired and liabilities assumed were recognized as goodwill. The valuations of the acquired assets and liabilities will impact the determination of future operating results. In addition to using management estimates and negotiated amounts, the Company used a variety of information sources to determine the estimated fair values of the assets and liabilities, including third-party appraisals for the estimated value and lives of identifiable intangible assets and property and equipment. The business and technical judgment of management and third-party experts was used in determining the useful lives of finite-lived intangible assets in accordance with the accounting guidance for goodwill and intangible assets and patents.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(In thousands, except for per share amounts)

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

Goodwill:

The Company tests goodwill for impairment annually and whenever events or circumstances make it more likely than not that impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of a reporting unit. The goodwill is tested for impairment at the reporting unit level, which is at the operating segment or one level below (known as a component). If a component has similar economic characteristics, the components are to be aggregated and tested at the operating segment level. The goodwill impairment test was performed for Drug Discovery Services (“DDS”), Active Pharmaceutical Ingredients (“API”), and Drug Product Manufacturing (“DPM”) based on the manner in which the Company operates its businesses and goodwill is recoverable. The Company’s operating segments have been determined to be reporting units because the products, processes, and customers are similar and resources are managed at the segment level. The total goodwill related to DDS, API and DPM is $45,987, $46,182 and $77,302, respectively.

The Company tests goodwill for impairment by either performing a qualitative evaluation or a two-step quantitative test. The qualitative evaluation is an assessment of factors, including reporting unit specific operating results as well as industry, market, and general economic conditions, to determine whether it is more likely than not that the fair values of reporting unit is less than its carrying amount, including goodwill. Depending on the factors specific to some or all of our reporting units, the Company may be required to perform a two-step quantitative test. A qualitative assessment was performed for the DDS reporting unit given that the goodwill in this unit relates to an acquisition made in 2015. A quantitative assessment was performed for both API and DPM. The Company concluded there were no impairments as of October 1, 2015, our annual impairment testing date. Additionally, the Company considered the qualitative factors for each component subsequent to the annual impairment testing date and through December 31, 2015 noting no indicators of potential impairment.

The valuations for API and DPM used in the quantitative goodwill assessment were based on the discounted cash flow method using projected financial information of the reporting unit, including projected revenue on generic drug products in development and expected to be commercialized. Consideration was given to a market approach as a possible indication of value but not weighted. Key assumptions used in the discounted cash flow method include prospective financial information and the discount rate or weighted-average cost of capital (WACC). The prospective financial information includes Company-prepared five year projections, which are based on information available to management as of October 1, 2015 and includes projected revenue on generic drug products in development and expected to be commercialized in the five-year period. The long-term sales growth rate assumed for both API and DPM was 3%. The WACC takes into consideration the capital structure of both the Company and peer groups for each of the businesses. In addition, the WACC includes a market equity and country specific risk premium. The country specific risk premium is based on a blended average of the geographies in which the business units operate. A discount rate was estimated and applied to each of our two revenue streams, specifically contract revenue and royalties on long-term collaboration agreements. The discount rates for the contract revenue were 10.5% and 10.0% for API and DPM, respectively. The discount rates for the royalty revenue were 23.5% for both API and DPM, given the higher level of uncertainty surrounding these cash flows.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(In thousands, except for per share amounts)

The estimated fair value for the DPM business compared to its carrying value was relatively close given that DPM is primarily comprised of recent acquisitions. The estimated fair value of the DPM business exceeded carrying value by only 1%. The future projections have included discounted cash flows for our current DPM manufacturing and development business as well as separate projections of estimated royalties on the long-term collaboration agreements. The achievement of these royalties could be impacted based on the complexity to develop the product, the number of competitors in the market, and the timing of the product launch. These risks have been contemplated in our projections. If our DPM business is unable to achieve the future projections of the manufacturing and development business or the projections of estimated royalties on the long-term collaboration agreements, some or all of the goodwill allocated to DPM may be impaired.

Patents, Patent Application Costs, Trademarks, Tradenames, Customer Relationships and In-process Research & Development:

Customer relationships and trademarks are being amortized on a straight-line basis over their estimated useful lives ranging from five to twenty years. Acquired tradenames are not amortized, but instead are periodically reviewed for impairment.

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

The costs of in-process research and development (“IPR&D”), related to the Company’s business combination with Gadea, were recorded at fair value on the acquisition date. IPR&D intangible assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized but is reviewed for impairment at least annually, or when events or changes in the business environment indicate the carrying value may be impaired.

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(In thousands, except for per share amounts)

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

Derivative Instruments and Hedging Activities:

The Company accounts for derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”, which establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or a liability measured at fair value. Additionally, changes in a derivative’s fair value shall be recognized currently in earnings unless specific hedge accounting criteria are met. If the specific hedge accounting criteria is met, then changes in fair value are recorded in accumulative other comprehensive income (loss).

Stock-Based Compensation:

The Company records compensation expense associated with stock options and other equity based compensation by establishing fair value as the measurement objective in accounting for share-based payment transactions with employees and directors and recognizing expense on a straight-line basis over the applicable vesting period.

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(In thousands, except for per share amounts)

The following table provides basic and diluted earnings (loss) per share calculations:

	Year Ended December 31, 2015			Year Ended December 31, 2014			Year Ended December 31, 2013
	Net Loss	Weighted Average Shares	Per Share Amount	Net Loss	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic (loss) earnings per share	$(2,301)	33,169	$(0.07)	$(3,278)	31,526	$(0.10)	$11,768	30,912	$0.38
Dilutive effect of share-based equity	—	—	—	—	—	—	—	936	(0.01)
Diluted (loss) earnings per share	$(2,301)	33,169	$(0.07)	$(3,278)	31,526	$(0.10)	$11,768	31,848	$0.37

The Company has excluded all outstanding stock options and non-vested restricted shares from the calculation of diluted earnings per share for the years ended December 31, 2015 and 2014 because the net loss causes these outstanding stock options and non-vested restricted shares to be anti-dilutive. The Company has excluded certain outstanding stock options and non-vested restricted shares from the calculation of diluted earnings per share for the year ended December 31, 2013 because of anti-dilutive effects.

The weighted average number of anti-dilutive common equivalents outstanding was 11,971, 12,502, and 1,363 for the years ended December 31, 2015, 2014 and 2013, respectively, and were excluded from the calculation of diluted earnings (loss) per share.

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

Subsequent Events:

The Company evaluates subsequent events at the date of the balance sheet as well as conditions that arise after the balance sheet date but before the consolidated financial statements are issued. The effects of conditions that existed at the date of the balance sheet date are recognized in the consolidated financial statements. Events and conditions arising after the balance sheet date but before the consolidated financial statements are issued are evaluated to determine if disclosure is required to keep the consolidated financial statements from being misleading. To the extent such events and conditions exist, if any, disclosures are made regarding the nature of events and the estimated financial effects for those events and conditions. For purposes of preparing the accompanying consolidated financial statements and the notes to these consolidated financial statements, the Company evaluated subsequent events through the date the accompanying consolidated financial statements were issued.

Recent Accounting Pronouncements:

Accounting Pronouncements Issued But Not Yet Adopted

In February 2016, the Financial Accounting Standards Board ("FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(In thousands, except for per share amounts)

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

In August 2014, the FASB issued ASU, No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016, with early adoption permitted. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(In thousands, except for per share amounts)

Accounting Pronouncements Recently Adopted

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” (“ASU 2015-17”), which amends the accounting guidance related to balance sheet classification of deferred taxes. The amendment requires that deferred tax assets and liabilities be classified as noncurrent in the statement of financial position, thereby simplifying the current guidance that requires an entity to separate deferred tax assets and liabilities into current and noncurrent amounts. ASU 2015-17 will be effective beginning in the first quarter of fiscal year 2018. Early adoption is permitted. The amendment can be adopted either prospectively or retrospectively. The Company has prospectively adopted this ASU during the fourth quarter of 2015 and reflected its impact in its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. ASU No. 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and sets forth new disclosure requirements related to the adjustments. The new standard is effective for fiscal years beginning after December 15, 2015 and for interim periods therein with early adoption permitted. The Company adopted this ASU during 2015; see note 2 for discussion on adjustments to provisional accounting for business combinations related to interim periods in 2015.

In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. The ASU applies to entities that measure an investment’s fair value using the net asset per share (or an equivalent) practical expedient, while the amendments of the ASU eliminate the requirement to classify the investment within the fair value hierarchy. In addition, the requirement to make specific disclosures for all investments eligible to be assessed at fair value with the net asset value per share practical expedient has been removed. Instead, such disclosures are restricted only to investments that the entity has decided to measure using the practical expedient. The amendments in this ASU apply for fiscal years starting after December 15, 2015, and the interim periods within. The amendments are to be applied retrospectively to all periods offered, with early adoption permitted. The Company adopted this ASU during 2015 and it did not have a material impact on the consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which updated guidance to clarify the required presentation of debt issuance costs.   The amended guidance requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying amount of the recognized debt liability, consistent with the treatment of debt discounts.   Amortization of debt issuance costs is to be reported as interest expense.   The recognition and measurement guidance for debt issuance costs are not affected by the updated guidance. The update requires retrospective application and represents a change in accounting principles. The updated guidance is effective for reporting periods beginning after December 15, 2015, with early adoption permitted.   The Company has adopted this ASU during 2015 and has reflected $9,823 and $4,085 as reduction of long-term debt at December 31, 2015 and December 31, 2014, respectively. Previously, these costs were recorded as part of other assets.

2.	Business Acquisitions

2015 Acquisitions

Whitehouse Laboratories

On December 15, 2015, we acquired all the outstanding equity interests of Whitehouse Analytical Laboratories, LLC (“Whitehouse”), a leading provider of testing services that includes chemical and material analysis, method development and validation and quality control verification services to the pharmaceutical, medical device and personal care industries. Whitehouse offers a comprehensive array of testing solutions for life sciences from materials and excipients, container qualification and container closure integrity testing, routine analytical chemistry, drug delivery systems and device qualification programs, packaging, distribution, and stability and storage programs. The aggregate purchase price is $55,924 (net of cash acquired of $377), including $2,000 in shares of AMRI common stock that were contingent upon Whitehouse achieving certain 2015 targets. Whitehouse offers a comprehensive array of testing solutions for life sciences from materials and excipients, container qualification and container closure integrity testing, routine analytical chemistry, drug delivery systems and device qualification programs, packaging, distribution, and stability and storage programs.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(In thousands, except for per share amounts)

The aggregate purchase price has been preliminarily allocated based on an estimate of the fair value of assets and liabilities acquired as of the acquisition date. The allocation of acquisition consideration for Whitehouse is based on estimates, assumptions, valuations and other studies which have not yet been finalized in order to make a definitive allocation. The Company is finalizing the allocation of purchase price to property and equipment and working capital. Allocation adjustments are not expected to be significant. The following table summarizes the allocation of the preliminary aggregate purchase price to the estimated fair value of the net assets acquired:

December 15, 2015
Assets Acquired
Accounts receivable	$2,084
Prepaid expenses and other current assets	34
Property and equipment	982
Intangible assets	26,200
Goodwill	26,670
Total assets acquired	$55,970

Liabilities Assumed
Accounts payable and accrued expenses	$46
Total liabilities assumed	46
Net assets acquired	$55,924

The Company has attributed the goodwill of $26,670 to additional market opportunities that the Whitehouse business offers within the DDS segment. The goodwill is deductible for tax purposes. Intangible assets acquired consisted of customer lists of $25,600, with an estimated life of 13 years and a tradename of $600, with an estimated life of 8 years.

In March 2016, it was determined that Whitehouse met the contingency terms of the agreement which resulted in the issuance of 137,080 shares of AMRI common stock (approximately $2,000) in March 2016. This contingent value is included in the aggregate purchase price.

Gadea Grupo

On July 16, 2015, the Company completed the purchase of Gadea Grupo Farmaceutico, S.L. (“Gadea”), a contract manufacturer of complex API and finished drug product. Gadea operates within the Company's API and DPM segments. The aggregate net purchase price is $126,896 (net of cash acquired of $10,961), which included the issuance of 2,200 shares of common stock, valued at $40,568, with the balance comprised of $96,961 in cash plus a working capital adjustment of $328. The purchase price has been allocated based on an estimate of the fair value of assets and liabilities acquired as of the acquisition date. The following table summarizes the allocation of the aggregate purchase price to the estimated fair value of the net assets acquired:

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(In thousands, except for per share amounts)

July 16, 2015
Assets Acquired
Accounts receivable	$23,756
Prepaid expenses and other current assets	2,563
Inventory	47,400
Property and equipment	29,389
Deferred tax assets	1,115
Intangible assets	58,200
Goodwill	50,147
Other long term-assets	2,053
Total assets acquired	$214,623

Liabilities Assumed
Accounts payable and accrued expenses	$16,561
Debt	44,523
Income taxes payable	5,920
Deferred income taxes	19,179
Other long-term liabilities	1,544
Total liabilities assumed	87,727
Net assets acquired	$126,896

The Company has attributed the goodwill of $50,147 to an expanded global footprint and additional market opportunities that the Gadea business offers. The goodwill has been allocated between business segments, with API of $29,668 and DPM of $20,479, and is not deductible for tax purposes. Intangible assets acquired consisted of customer relationships of $24,000 (with an estimated life of 13 years), a tradename of $4,100 (with an indefinite estimated life), intellectual property of $11,900 (with an estimated life of 15 years), in-process research and development of $18,000 (with an indefinite estimated life), and $200 of order backlog.

The purchase price allocation was adjusted in the fourth quarter of 2015, which resulted in a net reduction of goodwill of approximately $1,500 primarily for identified in-process research and development intangible assets of $18,000, a reduction in value of the previously-recognized intangible assets of $7,800, and a reduction in the fair value of property and equipment of $9,300. Additionally, an adjustment to the purchase price consideration was made to recognize the discount associated with the 2,200 shares of restricted shares issued in conjunction with the Gadea acquisition in the amount of $3,177. The impact to depreciation and amortization expense was not significant. The Company will finalize the purchase price allocation in the first half of 2016. Allocation adjustments are not expected to be significant.

SSCI

On February 13, 2015 the Company completed the purchase of assets and assumed certain liabilities of Aptuit's Solid State Chemical Information business, now AMRI SSCI, LLC (“SSCI”) for total consideration of $35,850. SSCI brings extensive material science knowledge and technology and expands the Company’s capabilities in analytical testing to include peptides, proteins and oligonucleotides. SSCI has been assigned to the DDS segment.

The following table summarizes the final allocation of the purchase price to the fair value of the net assets acquired:

February 13, 2015
Assets Acquired
Accounts receivable	$2,255
Prepaid expenses and other current assets	802
Property and equipment	11,971
Intangible assets	2,370
Goodwill	19,317
Total assets acquired	$36,715

Liabilities Assumed
Accounts payable and accrued expenses	$647
Deferred revenue	218
Total liabilities assumed	865
Net assets acquired	$35,850

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(In thousands, except for per share amounts)

The goodwill of $19,317 is primarily attributed to the synergies expected to arise after the acquisition and is deductible for tax purposes. Intangible assets acquired consisted of patents of $2,370 (with an estimated life of 10 years).

Glasgow

On January 8, 2015 the Company completed the purchase of all of the outstanding equity interests of Aptuit's Glasgow, UK business, now Albany Molecular Research (Glasgow) Limited (“Glasgow”) for total consideration of $23,805 (net of cash acquired of $146). The Glasgow facility will extend the Company’s capabilities to sterile injectable drug product pre-formulation, formulation and clinical stage manufacturing. Glasgow has been assigned to the DPM segment.

The following table summarizes the final allocation of the purchase price to the fair value of the net assets acquired:

January 8, 2015
Assets Acquired
Accounts receivable	$3,381
Prepaid expenses and other current assets	1,144
Inventory	244
Property and equipment	4,285
Intangible assets	6,100
Goodwill	12,505
Deferred tax asset	1,274
Other long term-assets	33
Total assets acquired	$28,966

Liabilities Assumed
Accounts payable and accrued expenses	$1,510
Deferred revenue	1,935
Deferred tax liabilities	1,528
Other long-term liabilities	188
Total liabilities assumed	5,161
Net assets acquired	$23,805

The goodwill of $12,505 is primarily attributed to the synergies expected to arise after the acquisition and is not deductible for tax purposes. Intangible assets acquired consisted of customer relationships of $6,100 (with an estimated life of 8 years).

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(In thousands, except for per share amounts)

The following table shows revenue and operating income for the 2015 business combinations included in these consolidated financial statements:

2014 Acquisitions

OsoBio

On July 1, 2014, the Company completed the purchase of all of the outstanding equity interests of Oso Biopharmaceuticals Manufacturing, LLC (“OsoBio”), a contract manufacturer of highly complex injectable drug products located in Albuquerque, NM. The acquisition of OsoBio extends our industry leading expertise in developing and manufacturing highly complex injectable drug products and provides customers a single source to address all their sterile fill/finish needs – from discovery to phase 1 development complete to commercial supply. The aggregate purchase price was $109,194. OsoBio has been assigned to the DPM segment.

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

The goodwill of $44,879 is primarily attributed to the synergies expected to arise after the acquisition and is deductible for tax purposes. Intangible assets acquired consisted of customer relationships of $19,400 (with an estimated life of 20 years) and trademarks of $1,200 (with an estimated life of 5 years).

Cedarburg

On April 4, 2014, the Company completed the purchase of all of the outstanding shares of Cedarburg Pharmaceuticals, Inc. (“Cedarburg”), a contract developer and manufacturer of technically complex active pharmaceutical ingredients for both generic and branded customers, located in Grafton, WI. The transaction is consistent with the Company’s strategy to be the preeminent supplier of custom and complex drug development services and product to both the branded and generic pharmaceutical industry. The aggregate purchase price was $39,028. Cedarburg has been assigned to the API segment.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(In thousands, except for per share amounts)

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

The goodwill of $16,899 is primarily attributed to the synergies expected to arise after the acquisition and is not deductible for tax purposes. Intangible assets acquired consisted of customer relationships of $12,100 (with an estimated life of 20 years) and trademarks of $400 (with an estimated life of 5 years).

The following table shows revenue and operating income for the 2015 business combinations included in these consolidated financial statements:

	Whitehouse	Gadea	SSCI	Glasgow
Period	December 15- December 31, 2015	July 16 – December 31, 2015	February 13- December 31, 2015	January 9- December 31, 2015
Revenue	$505	$44,821	$14,862	$15,810
Operating income	$204	$2,802	$2,925	$3,673

The following table shows revenue and operating income for the 2014 business combinations included in these consolidated financial statements:

	OsoBio	Cedarburg
Period	July 1- December 31, 2014	April 4 – December 31, 2014
Revenue	$16,721	$9,945
Operating loss	$(7,345)	$(849)

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(In thousands, except for per share amounts)

The following table shows the unaudited pro forma statements of operations for the years ended December 31, 2015, 2014 and 2013, respectively, as if the Whitehouse, Gadea, Glasgow and SSCI acquisitions had occurred on January 1, 2014 and as if the OsoBio and Cedarburg acquisitions had occurred on January 1, 2013. This pro forma information does not purport to represent what the Company’s actual results would have been if the acquisitions had occurred as of the date indicated or what such results would be for any future periods.

	Year ended December 31,
	2015	2014	2013
Total revenue	$462,696	$404,584	$310,579
Net income (loss)	$11,837	$(2,382)	$9,877
Pro forma shares – basic	34,458	33,827	30,912
Pro forma shares – diluted	35,622	33,827	31,848
Earnings (loss) per share:
Basic	$0.34	$(0.07)	$0.32
Diluted	$0.33	$(0.07)	$0.31

The following table shows the pro forma adjustments made to the weighted average shares outstanding for the periods noted:

	Year ended December 31,
	2015	2014	2013
Weighted average common shares outstanding – basic	33,169	31,526	30,912
Pro forma impact of acquisition consideration	1,289	2,301	—
Pro forma weighted average shares – basic	34,458	33,827	30,912
Dilutive effect of warrants and share-based compensation	1,164	—	936
Pro forma weighted average shares – diluted	35,622	33,827	31,848

For the years ended December 31, 2015, 2014 and 2013, pre-tax net income was adjusted for acquisition related costs by reducing expenses by $2,235, $1,676 and by increasing expense of $1,629, respectively.

For the years ended December 31, 2015, 2014 and 2013 pre-tax net income was adjusted by increasing expenses by $3,439, $6,052 and $3,199, respectively, for purchase accounting related depreciation and amortization.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(In thousands, except for per share amounts)

For the year ended December 31, 2014, the estimated acquisition accounting adjustment for inventory of $14,650 was included in cost of contract revenue to show the proforma impact of the Gadea acquisition occurring on January 1, 2014. This amount is recognized over time into cost of revenue based on Gadea’s inventory turns. For the year ended December 31, 2015, a pro forma adjustment was made to reduce cost of revenue by $8,152.

The Company partially funded the acquisition of Whitehouse utilizing the proceeds from a $30,000 revolving line of credit. For purposes of presenting the pro forma statements of operations for the years ended December 31, 2015 and 2014, the Company has assumed that it borrowed on the revolving line of credit on January 1, 2014 for an amount sufficient to fund the cash consideration to acquire Whitehouse as of that date. The pro forma statements of operations for the years ended December 31, 2015 and 2014 reflect the recognition of interest expense that would have been incurred on the revolving line of credit had it been entered into on January 1, 2014. The Company has recorded $1,488 of pro forma interest expense on the revolving line of credit for the purposes of presenting the pro forma statements of operations for the years ended December 31, 2015 and 2014, respectively.

The Company partially funded the acquisition of Gadea utilizing the proceeds from a $200,000 term loan that was provided for in conjunction with a $230,000 senior secured credit agreement (the “Credit Agreement”) with Barclays Bank PLC that was completed in July 2015 (see note 5). The Company did not have sufficient cash on hand to complete the acquisition as of January 1, 2014. For the purposes of presenting the pro forma statements of operations for the years ended December 31, 2015 and 2014, the Company has assumed that it entered into a Credit Agreement on January 1, 2014 for an amount sufficient to fund the preliminary cash consideration to acquire Gadea as of that date. The pro forma statements of operations for the years ended December 31, 2015 and 2014 reflect the recognition of interest expense that would have been incurred on the Credit Agreement had it been entered into on January 1, 2014. The Company has recorded $4,208 of pro forma interest expense on the Credit Agreement for the purposes of presenting the pro forma statements of operations for the year ended December 31, 2015, and $8,417 for the year ended December 31, 2014, respectively.

The Company funded the acquisitions of SSCI and Glasgow utilizing the proceeds from a $75,000 senior secured credit agreement that was in place at the dates of acquisition for SSCI and Glasgow. The Company did not have sufficient cash on hand to complete these acquisitions as of January 1, 2014. For the purposes of presenting the pro forma statement of operations for the year ended December 31, 2014, the Company has included the assumption of bridge financing as of January 1, 2014 to fund the acquisition of SSCI and Glasgow as of that date. The pro forma statements of operations for the year reflects the recognition of interest expense on the assumed bridge financing for the period January 1, 2014 to December 31, 2014, using the rate of interest that the Company paid on its senior secured credit facility. For the year ended December 31, 2015, pre-tax net income was adjusted by $98 of pro forma interest expense on the senior secured facility to assume that the amount had been outstanding for the entire year. For the year ended December 31, 2014, pre-tax net income was adjusted by $1,500 of pro forma interest expense on the senior secured facility.

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

3.	Restructuring

2015 Activities

In April 2015, the Company announced a restructuring plan with respect to certain operations in the UK, within its API business segment. In connection with the restructuring plan, the Company ceased all operations at its Holywell, UK facility effective in the fourth quarter of 2015. The Company recorded $3,375 in charges for reduction in force and termination benefits related to the UK facility during the year ended December 31, 2015. In conjunction with the Company’s actions to cease operations at its Holywell, UK facility, the Company also recorded property and equipment impairment charges of $3,090 in the API segment during the year ended December 31, 2015. These charges are included under the caption “impairment charges” on the consolidated statement of operations. Also in 2015, the Company made additional resource changes at its Singapore site (within the DDS segment) to optimize the cost profile of the facility, which resulted in a restructuring charge of $1,323.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(In thousands, except for per share amounts)

Restructuring charges for the year ended December 31, 2015 were $5,988, consisting primarily of UK termination charges and costs associated with the transfer of continuing products from the Holywell, UK facility to our other manufacturing locations, resource optimization charges at our Singapore facility and lease termination and other charges associated with the previously announced restructuring at the Company’s Syracuse, NY facility.

2014 Activities

In the third quarter of 2014, the Company recorded restructuring charges related to optimizing both the Singapore and Hyderabad, India facilities. In the second quarter of 2014, the Company announced a restructuring plan transitioning activities at its Syracuse, NY site to the Company’s other sites and ceased operations in Syracuse at the end of June 2014. The actions taken are consistent with the Company’s ongoing efforts to consolidate its facility resources to more effectively utilize its discovery and development resource pool and to further reduce its facility cost structure.

In connection with these activities, the Company recorded restructuring charges in its DDS operating segment of $3,357 during 2014. These amounts primarily consisted of termination benefits, lease termination settlements, and charges related to additional operating costs of the Syracuse site.

In conjunction with the Cedarburg acquisition in April 2014, the Company assumed a restructuring liability of $1,134 related to Cedarburg’s Denver, Colorado facility consisting of lease termination and related costs. Cedarburg commenced this restructuring activity during the fourth quarter of 2013.

Prior Activities

During 2012, the Company announced its decisions to cease operations at its Budapest, Hungary and Bothell, WA facilities. The goal of these restructuring activities was to advance the Company’s continued strategy of increasing global competitiveness and remaining diligent in managing costs by improving efficiency and customer service and by realigning resources to meet shifting customer demand and market preferences, while optimizing our location footprint. In connection with these activities, the Company recorded restructuring charges in its DDS operating segment of $525, $481, and $6,538 during 2015, 2014 and 2013, respectively.

The following tables displays the restructuring activity and liability balances for the years ended and as of December 31, 2015 and 2014:

	Balance at January 1, 2015	Charges/ (reversals)	Amounts Paid	Foreign Currency Translation & Other Adjustments (1)	Balance at December 31, 2015
Termination benefits and personnel realignment.	$226	$3,350	$(3,004)	$(33)	$539
Lease termination and relocation charges	3,280	1,275	(1,721)	(681)	2,153
Other	-	1,363	(1,228)	(135)	-
Total	$3,506	5,988	$(5,953)	$(849)	$2,692

(1)	Included in restructuring charges are non-cash accelerated depreciation charges of $577 related to our Singapore facility and $201 related to our Holywell, UK facility.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(In thousands, except for per share amounts)

	Balance at January 1, 2014	Charges/ (reversals)	Amounts Paid	Foreign Currency Translation & Other Adjustments (2)	Balance at December 31, 2014
Termination benefits and personnel realignment.	$323	$1,722	$(1,816)	(3)	$226
Lease termination and relocation charges	3,582	1,455	(2,846)	1,089	3,280
Other	471	405	(877)	1	-
Total	$4,376	3,582	$(5,539)	$1,087	$3,506

(2)	Included in lease termination and relocation charges are adjustments for restructuring accruals assumed in conjunction with the Cedarburg acquisition in the second quarter of 2014 of $1,134.

Termination benefits and personnel realignment costs relate to severance packages, outplacement services, and career counseling for employees affected by the restructuring. Lease termination charges relate to estimated costs associated with exiting a facility, net of estimated sublease income.

Restructuring charges are included under the caption “Restructuring charges” in the consolidated statements of operations for the years ended December 31, 2015, 2014, and 2013 and the restructuring liabilities are included in “Accounts payable and accrued expenses” and “other long-term liabilities” on the consolidated balance sheets at December 31, 2015 and 2014.

In conjunction with the Company’s actions to optimize its location footprint, the Company also recorded property and equipment impairment charges of $3,705, $5,392, and $1,857 during the years ended December 31, 2015, 2014, and 2013, respectively. The 2015 charges were in the API and DDS segments, while the 2014 and 2013 charges were in the DDS segment. Included in the 2014 charges was $1,666 related to the Singapore facility, and $3,718 related to the impairment of the Syracuse facility as well as certain equipment located at that facility. Included in the 2013 charges was $1,323 of impairment charges related to the disposition of certain movable equipment located at the former Hungary facility. These charges are included under the caption “Property and equipment impairment” on the consolidated statement of operations for the years ended December 31, 2015, 2014 and 2013, respectively.

4.	Inventory

Inventory consisted of the following at December 31, 2015 and 2014:

	December 31,
	2015	2014
Raw materials	$37,483	$24,298
Work in process	29,341	4,563
Finished goods	22,407	21,019
Total inventories	$89,231	$49,880

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(In thousands, except for per share amounts)

5.	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2015	2014
Laboratory equipment and fixtures	$228,737	$163,106
Office equipment	39,864	42,064
Leasehold improvements	38,528	39,066
Buildings	75,092	82,201
Land	10,975	7,772
	393,196	334,209
Less accumulated depreciation and amortization	(209,942)	(187,035)
	183,254	147,174
Construction-in-progress	26,254	18,301
	$209,508	$165,475

Depreciation and amortization expense of property and equipment was approximately $22,655, $16,804, and $15,151 for the years ended December 31, 2015, 2014 and 2013, respectively.

As discussed in Note 3, the Company recorded long-lived asset impairment charges of $3,705, $5,392, and $1,857 for the years ended December 31, 2015, 2014 and 2013, respectively. For 2015, this amount represents the impairment of fixed assets in the UK and the write-down of the Syracuse, NY building (currently classified as held for sale).

6.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 were as follows:

	DDS	API	DPM	Total
Balance as of December 31, 2013	$-	$-	$-	$-
Goodwill acquired	-	16,899	44,879	61,778
Balance as of December 31, 2014	-	16,899	44,879	61,778
Goodwill acquired	45,987	29,668	32,984	108,639
Foreign exchange translation	-	(385)	(561)	(946)
Balance as of December 31, 2015	$45,987	$46,182	$77,302	$169,471

The components of intangible assets are as follows:

	Cost	Impairment	Accumulated Amortization	Foreign exchange translation	Net	Amortization Period
December 31, 2015
Patents and Licensing Rights	$20,352	$(2,508)	$(3,004)	$(165)	$14,675	2-16 years
Customer Relationships	86,774	-	(4,303)	(408)	82,063	5-20 years
Tradename	4,100	-	-	(57)	4,043	indefinite
In-Process Research and Development	18,000	-	-	(250)	17,750	indefinite
Trademarks	2,200	-	(727)	-	1,473	5 years
Order Backlog	200	-	-	-	200	n/a
Total	$131,626	$(2,508)	$(8,034)	$(880)	$120,204

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(In thousands, except for per share amounts)

	Cost	Impairment	Accumulated Amortization	Foreign exchange translation	Net	Amortization Period
December 31, 2014
Patents and Licensing Rights	$4,716	$(2,443)	$(1,781)	$-	$492	2-16 years
Customer Relationships	32,315	-	(1,679)	-	30,636	5-20 years
Trademarks	1,600	-	(180)	-	1,420	5 years
Total	$38,631	$(2,443)	$(3,640)	$-	$32,548

Amortization expense related to intangible assets for the years ended December 31, 2015, 2014 and 2013 was $4,394, $1,549, and $429, respectively. The weighted average amortization period is 12.9 years.

As a result of a semi-annual review of the Company’s proprietary drug development programs in 2014, it was concluded that the Company will no longer actively pursue partnering opportunities for all programs that we were not already partnered and will not continue to fund additional patent filing or required maintenance costs for these programs. Based on the aforementioned conclusions, the Company recorded intangible asset impairment charges in the DDS segment of $2,443 for the year ended December 31, 2014, which is included under the caption “Impairment charges” in the consolidated statements of operations.

The following chart represents estimated future annual amortization expense related to intangible assets:

Year ending December 31,
2016	$7,574
2017	7,563
2018	7,563
2019	7,562
2020	7,556
Thereafter	60,393
Total	$98,211

7.	Debt

The following table summarizes long-term debt:

	December 31, 2015	December 31, 2014
Convertible senior notes, net of unamortized debt discount	$128,917	$122,696
Term loan, net of unamortized discount	198,343	─
Revolving credit facility	30,000	35,000
Industrial development authority bond	2,080	2,390
Various borrowings with institutions, Gadea loans	39,655	─
Capital leases – equipment & other	111	341
	399,106	160,427
Less deferred financing fees	(9,823)	(4,085)
Less current portion	(15,591)	(447)
Total long-term debt	$373,692	$155,895

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(In thousands, except for per share amounts)

The aggregate maturities of long-term debt, exclusive of unamortized debt discount of $22,740 at December 31, 2015, are as follows:

2016	$15,591
2017	11,945
2018	354,563
2019	6,148
2020	32,319
Thereafter	1,280
Total	$421,846

Term Loan and Revolving Credit Facility

On August 19, 2015, the Company entered into the Second Amended and Restated Credit Agreement (the “Second Restated Credit Agreement”) with Barclays Bank PLC, as Administrative Agent, Collateral Agent, L/C Issuer and Swing Line Lender, and the other lenders party thereto.

The Second Restated Credit Agreement, subject to the terms and conditions set forth therein, provides for a $200 million six-year term loan and a $30.0 million five-year revolving credit facility, which includes a $10.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swingline loans. The proceeds of any borrowings under the Second Restated Credit Agreement are used for working capital and other of the Company’s or the Company’s subsidiaries’ general corporate purposes, subject to the terms and conditions set forth in the Second Restated Credit Agreement. The revolving credit facility is due in 2020 and bears interest of 5.07% at December 31, 2015.

At the Company’s election, term loans made under the Second Restated Credit Agreement initially bear interest at the Adjusted Eurodollar Rate (as defined below) plus 4.75% or the Base Rate (as defined below) plus 3.75%. Upon achievement of a certain senior secured leverage ratio, the rates will step down to 4.50% and 3.50%, respectively. The Base Rate is defined, for any day, a fluctuating rate per annum equal to the highest of (i) the federal funds rate plus ½ of 1.00%, (ii) the prime rate in effect on such day and (iii) the Adjusted Eurodollar Rate for a one month interest period beginning on such day (or, if such day is not a business day, the immediately preceding business day) plus 1.00%; provided that, in the case of the term loans, the Base Rate shall at all times be deemed to be not less than the 2.00%. The Adjusted Eurodollar Rate means for the interest period for each Eurodollar loan comprising part of the same group, the quotient obtained (expressed as a decimal, carried out to five decimal places) by dividing (i) the applicable Eurodollar rate for such interest period by (ii) 1.00% minus the Eurodollar reserve percentage; provided that, in the case of the term loans only, the Adjusted Eurodollar Rate shall at all times be deemed to be not less than 1.00%.

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(In thousands, except for per share amounts)

In December of 2015, the Company borrowed $30,000 on its line of credit in order to partially finance the acquisition of Whitehouse. The amount available on the line of credit is $0 at December 31, 2015.

On October 24, 2014, the Company entered into a $50,000 senior secured credit agreement (the “Credit Agreement”) consisting of a three-year, $50,000 revolving credit facility, which included a $15,000 sublimit for the issuance of standby letters of credit and a $5,000 sublimit for swing line loans. The Credit Agreement also included an accordion feature that, subject to securing additional commitments from existing lenders or new lending institutions, would have allowed the Company to increase the aggregate commitments under the Credit Agreement by up to $10,000. On December 23, 2014, the Credit Agreement was amended to increase the available commitment to $75,000, increasing and using the accordion feature in its entirety (“Amendment No 1. to the Credit Agreement”).

On July 16, 2015, the Company entered into an Amendment and Restatement to the Credit Agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement permitted the Company to repay the entire outstanding principal outstanding under Amendment No. 1 to the Credit Agreement and to apply that prepayment on a non-pro rata basis among the lenders under Amendment No. 1 to the Credit Agreement. The Company used the proceeds from borrowings under the Amended and Restated Credit Agreement to repay the entire outstanding principal outstanding under the Amendment No. 1 to the Credit Agreement on July 16, 2015 and amended the Credit Agreement.

In June 2014, the Company terminated its previous credit agreement while still maintaining letters of credit, thus requiring the Company to continue to maintain restricted cash to collateralize these letters of credit. The balance required to be maintained as restricted cash must be at least 110% of the maximum potential amount of the outstanding letters of credit.  As of December 31, 2015, the Company had $2,789 of outstanding letters of credit and bankers’ guarantees secured by restricted cash of $2,966.

The components of the term loan and revolving credit facility were as follows:

December 31, 2015
Principal amount – term loan	$200,000
Revolving credit facility	30,000
Unamortized debt discount	(1,657)
Net carrying amount of revolving credit facility	$228,343

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(In thousands, except for per share amounts)

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

The cash conversion feature of the Notes (“Notes Conversion Derivative”) requires bifurcation from the Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. The fair value of the Notes Conversion Derivative at the time of issuance of the Notes was $33,600 and was recorded as original debt discount for purposes of accounting for the debt component of the Notes. This discount is amortized as interest expense using the effective interest method over the term of the Notes. For the years ended December 31, 2015 and 2014, the Company recorded $6,564 and $5,765, respectively, of amortization of the debt discount as interest expense based upon an effective rate of 7.69%.

The components of the Notes were as follows:

	December 31, 2015	December 31, 2014
Principal amount	$150,000	$150,000
Unamortized debt discount	(21,083)	(27,304)
Net carrying amount of Notes	$128,917	$122,696

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(In thousands, except for per share amounts)

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

Neither the Notes Conversion Derivative nor the Notes Hedges qualify for hedge accounting, thus any changes in the fair market value of the derivatives is recognized immediately in the statement of operations. As of December 31, 2015 and 2014, the changes in fair market value of the Notes Conversion Derivative and the Notes Hedges were equal, therefore there was no change in fair market value that was recognized in the statement of operations.

The following table summarizes the fair value and the presentation in the consolidated balance sheet:

	Location on Balance Sheet	December 31, 2015	December 31, 2014
Notes Hedges	Other assets	$76,393	$58,928
Notes Conversion Derivative	Other liabilities	$(76,393)	$(58,928)

Loans with various institutions – Gadea Loans

In connection with the Gadea acquisition, the Company assumed various unsecured debt instruments as part of the transaction totaling $39,655 at December 31, 2015. These loans are issued by various financial institutions and public bodies, have interest rates ranging from 0.5% to 2.21% (generally at a rate equivalent to the Euribor plus a market spread or a fixed rate) and have various due dates ranging from March 2016 to August 2022. The loans are all euro-denominated, with payments made on a monthly, quarterly and biannual basis.

IDA Bonds

The Company maintains variable interest rate industrial development authority (“IDA”) bonds due in increasing annual installments through 2021. Interest payments are due monthly with a current interest rate of 0.15% at December 31, 2015. The amount outstanding as of December 31, 2015 was $2,080.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(In thousands, except for per share amounts)

8.	Income Taxes

The components of (loss) income before taxes and income tax (benefit) expense are as follows:

	Year Ended December 31,
	2015	2014	2013
(Loss) income before taxes:
U.S.	$(9,589)	$(5,598)	$19,490
Foreign	6,120	130	213
	$(3,469)	$(5,468)	$19,703
Income tax (benefit) expense:
Current:
Federal	$(2,213)	$(280)	$7,067
State	159	─	─
Foreign	3,799	191	743
	$1,745	(89)	7,810
Deferred:
Federal	(1,112)	(1,552)	227
State	(3)	(13)	─
Foreign	(1,798)	(536)	(102)
	(2,913)	(2,101)	125
	$(1,168)	$(2,190)	$7,935

The differences between income tax (benefit) expense and income taxes computed using a federal statutory rate of 35% for the years ended December 31, 2015, 2014 and 2013, were as follows:

	Year Ended December 31,
	2015	2014	2013
US Federal income tax (benefit) expense at statutory rate	$(1,214)	$(1,914)	$6,896
Increase (reduction) in taxes resulting from:
State taxes, net of federal benefit and valued credits	11,207	(220)	—
Rate differential on foreign operations	(930)	(1,108)	(1,018)
Domestic production deduction	—	—	(602)
Change in valuation allowance	(9,948)	(508)	4,518
Research and development credits	(500)	—	(723)
Employee Stock Purchase Plan	152	105	85
Acquisition costs	471	195	—
Increase (reduction) in uncertain tax position reserves	293	(180)	77
Enhanced Capital Allowance - Singapore	(330)	—	—
Write-off of Hungary deferred tax asset	—	3,206	—
Other, net	(369)	(1,766)	(1,298)
	$(1,168)	$(2,190)	$7,935

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(In thousands, except for per share amounts)

The tax effects of temporary differences giving rise to significant portions of the deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014
Deferred tax assets:
Nondeductible accrued expenses	$548	$880
Library amortization and impairment charges	1,582	1,695
Inventories	1,867	1,181
State tax credit carry-forwards	-	5,845
Investment write-downs and losses	867	867
Deferred income	-	255
Share-based compensation	2,483	1,821
Goodwill and intangibles	3,445	5,062
Arbitration reserve	-	115
Restructuring	3,778	3,332
Pension	3,191	3,618
Net operating loss carry-forwards	15,594	22,651
Federal tax credit carry-forward	114	-
	33,469	47,322
Less valuation allowance	(10,947)	(20,895)
Deferred tax assets, net	22,522	26,427
Deferred tax liabilities:
Property and equipment depreciation differences	(11,148)	(12,282)
Prepaid real estate taxes	(267)	(239)
Goodwill and intangibles	(20,186)	(5,976)
Other, net	(984)	(703)
Net deferred tax (liability) asset	$(10,063)	$7,227

The Company has tax-effected foreign net operating loss carry-forwards (“NOLs”) of $4,348, which begin to expire in various years beginning in 2016, and tax-effected foreign NOLs of $4,247, which do not expire.  The Company has tax-effected U.S. Federal NOL’s carryforwards of $6,999 that begin to expire in 2025. The Company has U.S. Federal research tax credit carryforwards of $114 which will begin to expire in 2035.

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

	December 31, 2015	December 31, 2014
U.S.	$945	$12,048
Foreign	10,002	8,847
Total valuation allowance	$10,947	$20,895

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(In thousands, except for per share amounts)

The Company has determined that the remaining net deferred tax assets are more likely than not to be realized, and therefore no additional valuation allowance is required. This determination was based on the evaluation of the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences and forecasted operating earnings with focus on the Company’s U.S. operations. In 2014, NOLs and tax credits in New York State were offset by full valuation allowances because the Company did not project sufficient taxable income to utilize these attributes. During 2015, the Company wrote down the deferred tax assets and associated valuation allowances on the New York NOLs and tax credits since the Company will have a zero New York state tax rate. The tax effect of this is reflected on the rate reconciliation state taxes line item. This is the primary change in the U.S. valuation allowance during 2015. The increase in the foreign valuation allowance is primarily related to the net increase of current year NOLs. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the carry forward period are reduced.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2015	2014
Balance at January 1	$495	$675
Increases related to tax positions	256	146
Decreases related to tax positions	(65)	(326)
Increases for acquired uncertain tax positions	1,919	-
Balance at December 31	$2,605	$495

As of December 31, 2015, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was $2,605. The 2015 balance is primarily related to uncertain tax positions at the Company’s newly foreign acquired entities. The statute of limitation on the foreign acquired entities will expire in 2016 through 2019. As of December 31, 2014, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was $495.

The Company classifies interest and, if applicable, penalties for any unrecognized tax benefits as a component of income tax expense. As of December 31, 2015, the Company had accumulated interest and penalties of $164 and $187 respectively. Also as of December 31, 2014, the Company had not accrued any interest related to its uncertain tax positions as the amount is immaterial.

The Company files U.S. income tax returns, as well as multiple state and foreign jurisdiction tax returns. The Company had a tax holiday in Singapore through March of 2015 resulting in a zero tax rate on current income through March 2015. The Company’s U.S. federal income tax returns have been examined by the Internal Revenue Service through the year ended December 31, 2010.  All significant state matters have been concluded for years through 2010 and foreign matters have been concluded for years through 2005.

The Company has not provided for U.S. income taxes on undistributed earnings of its foreign subsidiaries totaling approximately $36,400 because management considers such earnings to be reinvested indefinitely outside of the U.S. If the earnings are distributed in the future, the Company may be subject to both foreign withholding taxes and U.S. income taxes that may not be fully offset by foreign tax credits, however calculations of the potential tax liability are not necessary or practicable as of December 31, 2015.

9.	Share-based Compensation

During the years ended December 31, 2015, 2014 and 2013, the Company recognized total share-based compensation cost of $6,291, $4,122, and $2,620, respectively, and received cash from stock option exercises and employee stock purchase plan purchases in the amount of $3,458, $2,313, and $1,527, respectively.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(In thousands, except for per share amounts)

The following are the shares of common stock reserved for issuance at December 31, 2015:

Number of Shares
Stock Option Plans	3,417
Employee Stock Purchase Plan	564
Shares reserved for issuance	3,981

Employee Stock Purchase Plan

The Company’s 1998 Employee Stock Purchase Plan (the “Purchase Plan”) was adopted during August 1998 and amended, most recently in June 2015. Up to 1,600 shares of common stock may be issued under the Purchase Plan, which is administered by the Compensation Committee of the Board of Directors. The Purchase Plan establishes two stock offering periods per calendar year, the first beginning on January 1 and ending on June 30, and the second beginning on July 1 and ending December 31. All U.S. employees who work more than twenty hours per week are eligible for participation in the Purchase Plan. Employees who are deemed to own greater than 5% of the combined voting power of all classes of stock of the Company are not eligible for participation in the Purchase Plan.

During each offering, an employee may purchase shares under the Purchase Plan by authorizing payroll deductions up to 10% of their cash compensation during the offering period. The maximum number of shares to be issued to any single employee during an offering period is limited to 2 shares. At the end of the offering period, the accumulated payroll deductions will be used to purchase common stock on the last business day of the offering period at a price equal to 85% of the closing price of the common stock on the first or last day of the offering period, whichever is lower.

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

During the years ended December 31, 2015, 2014 and 2013, 73, 75, and 163 shares, respectively, were issued under the Purchase Plan.

Stock Option Plan

The Company has adopted the 2008 Stock Option Incentive Plan, as amended (the “2008 Option Plan”), through which incentive stock options or non-qualified stock options, as well as other equity instruments such as restricted shares, may be issued. In addition, certain stock options are outstanding which were issued under stock option plans that have subsequently expired. Incentive stock options granted to employees may not be granted at prices less than 100% of the fair market value of the Company’s common stock at the date of option grant. Non-qualified stock options may be granted to employees, directors, advisors, consultants and other key persons of the Company at prices established at the date of grant, and may be less than the fair market value at the date of grant. All stock options may be exercised at any time, after vesting, over a ten-year period subsequent to the date of grant. The Company has a variety of vesting schedules for the stock options that have been granted to employees and non-employee directors. The Company has elected to record the compensation expense associated with these options on a straight-line basis over the vesting term. Non-qualified stock option vesting terms are established at the date of grant, but have a duration of not more than ten years.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(In thousands, except for per share amounts)

The per share weighted-average fair value of stock options granted is determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2015	2014	2013
Expected life in years	5	5	5
Interest rate	1.59%	1.52%	0.90%
Volatility	42%	53%	55%
Dividend yield	—	—	—

Following is a summary of the status of stock option activity during 2015, 2014 and 2013:

			Weighted Average
		Weighted	Remaining	Aggregate
	Number of	Exercise	Contractual Term	Intrinsic
	Shares	Price	(Years)	Value

Outstanding, January 1, 2013	2,389	$5.90
Granted	354	6.78
Exercised	(310)	3.01
Forfeited	(211)	6.52
Expired	(176)	15.24
Outstanding, December 31, 2013	2,046	$5.62
Granted	327	10.37
Exercised	(380)	4.34
Forfeited	(98)	6.67
Expired	(91)	11.73
Outstanding, December 31, 2014	1,804	$6.18
Granted	266	16.93
Exercised	(428)	5.74
Forfeited	(202)	6.85
Expired	(1)	10.11
Outstanding, December 31, 2015	1,439	$8.20	6.6	$16,763
Options exercisable, December 31, 2015	900	$5.84	5.6	$12,605

The weighted average fair value per share of stock options granted during the years ended December 31, 2015, 2014 and 2013 was $6.51, $4.85, and $3.22, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $5,555, $4,262, and $2,125, respectively. The excess tax benefit for tax deductions from stock option exercises was $2,108 and $1,642 during the years ended December 31, 2015 and 2014.

As of December 31, 2015, there was $1,741 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of shares vested during the years ended December 31, 2015, 2014 and 2013 was approximately $940, $871, and $783, respectively. Of the 1,439 stock options outstanding, we currently expect all options to vest.

Restricted Stock

The Company also issues restricted shares of common stock of the Company under the 2008 Option Plan. The shares are issued as restricted stock and are held in the custody of the Company until all vesting restrictions are satisfied. The vesting of restricted stock is either time-based or performance-based. The time-based restricted stock granted to certain employees generally vests 25% per year over four years. The performance-based restricted stock will vest if the Company achieves certain goals in respect to the Company’s share price compared to the Russell 2000 Stock Index over the applicable performance period. If the vesting terms under which the award was granted are not satisfied, the shares are forfeited. Restricted stock is valued based on the fair value of the shares on the grant date, and is amortized to expense on a straight-line basis over the applicable vesting period. The Company reduces the straight-line compensation expense by an estimated forfeiture rate to account for the estimated impact of shares of restricted stock that are expected to be forfeited before becoming fully vested. This estimate is based on the Company’s historical forfeiture experience.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(In thousands, except for per share amounts)

Following is a summary of the restricted stock activity during 2015, 2014 and 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2013	468	$5.85
Granted	266	7.37
Vested	(175)	6.95
Forfeited	(50)	5.64
Outstanding, December 31, 2013	509	$6.28
Granted	691	13.02
Vested	(205)	5.74
Forfeited	(72)	8.63
Outstanding, December 31, 2014	923	$11.26
Granted	470	16.95
Vested	(229)	10.67
Forfeited	(144)	10.65
Outstanding, December 31, 2015	1,020	$13.71

During the years ended December 31, 2015 and 2014, a total of 144 and 72 shares, respectively, with an unrecognized compensation expense of $1,535 and $622, respectively, were forfeited. The amount amortized to expense during years ended December 31, 2015, 2014 and 2013, net of the impact of forfeitures, was approximately $4,000, $2,558, and $1,070, respectively. As of December 31, 2015, there was $10,182 of total unrecognized compensation cost related to non-vested restricted shares. That cost is expected to be recognized over a weighted-average period of 2.8 years. Of the 1,020 restricted shares outstanding, we currently expect all shares to vest.

10.	Employee Benefit Plans

Defined Contribution Plans

The Company maintains a savings and profit sharing plan under section 401(k) of the Internal Revenue Code covering all eligible U.S. non-union employees. Employees must complete one calendar month of service and be over 20.5 years of age as of the plan’s entry dates. Participants may contribute up to 100% of their compensation, subject to IRS limitations. The Company currently makes matching contributions equal to 100% of the participant’s contributions to the Plan for each payroll period up to the first 4% of Plan Compensation. The Company then matches 50% on the next 2% of Plan Compensation, to a maximum company match of 5%. In addition, the Company has reserved the right to make discretionary profit sharing contributions to employee accounts. The Company has made no discretionary profit sharing contributions. Employer matching contributions are fully (100%) vested after completion of two years of service. Employer matching contributions were approximately $3,326, $1,821, and $1,784 for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company also sponsors a savings and profit sharing plan under section 401(k) of the Internal Revenue Code covering U.S. based union employees. Employees must complete one calendar month of service and there is no age requirement as of the plan’s entry dates. Participants may contribute up to 100% of their regular wages, subject to IRS limitations, and the Company matches 50% of each dollar contributed by the employee up to 10% of their wages. In addition, the Company has reserved the right to make discretionary profit sharing contributions to employee accounts. The Company has made no discretionary profit sharing contributions. Employer matching contributions were $145, $131, and $129 for the years ended December 31, 2015, 2014 and 2013, respectively.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(In thousands, except for per share amounts)

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

Effective June 5, 2003, the Company eliminated the accumulation of additional future benefits under the non-contributory, unfunded postretirement welfare plan for salaried employees. Effective August 1, 2003, the Company curtailed the salaried defined benefit pension plan and effective March 1, 2004, the Company curtailed the hourly defined benefit pension plan.

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

The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of the plans’ assets during the years ended December 31, 2015 and 2014, and a reconciliation of the funded status to the net amount recognized in the consolidated balance sheets as of December 31 (the plans’ measurement dates) of both years:

	Pension Benefits		Postretirement Benefits
	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at January 1	$28,295	$24,581	$49	$1,347
Service cost	—	—	—	—
Interest cost	955	1,018	—	—
Actuarial loss (gain)	(1,908)	4,279	—	—
Benefits paid	(1,640)	(1,583)	—	(13)
Settlement of obligation	—	—	—	(1,285)
Benefit obligation at December 31	25,702	28,295	49	49
Change in plan assets:
Fair value of plan assets at January 1	19,540	19,058	—	—
Actual return on plan assets	(272)	1,486	—	—
Employer contributions	637	579	—	—
Benefits paid	(1,640)	(1,583)	—	—
Fair value of plan assets at December 31	18,265	19,540	—	—
Funded status	$(7,437)	$(8,755)	$(49)	$(49)

The Company included $793 and $(2,234) in other comprehensive income for the years ended December 31, 2015 and 2014, respectively, which represent the respective fluctuations in the unrecognized actuarial gains and losses, net of related tax impacts.

At December 31, 2015 and 2014, the accumulated benefit obligation (the actuarial present value of benefits, vested and non-vested, earned by employees based on current and past compensation levels) for the Company’s pension plan totaled $25,702 and $28,295, respectively.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(In thousands, except for per share amounts)

The following table provides the components of net periodic benefit cost (income) for the years ended December 31:

	Pension Benefits			Postretirement Benefits
	2015	2014	2013	2013
Service cost	$—	$—	$—	$63
Interest cost	955	1,018	917	48
Expected return on plan assets	(1,302)	(1,254)	(1,292)	—
Amortization of net loss	885	613	822	1
Net periodic benefit cost	$538	$377	$447	$112
Recognized in AOCI (pre-tax):
Prior service cost	$—	$—	$—	$2
Net actuarial loss	9,119	10,337	6,902	44
Total recognized in AOCI (pre-tax)	$9,119	$10,337	$6,902	$46
Total recognized in consolidated statement of operations and AOCI	$9,657	$10,714	$7,349	$158

The following assumptions were used to determine the periodic pension cost for the defined benefit pension plans for the year ended December 31:

	2015	2014	2013
Discount rate	3.90%	3.50%	4.25%
Expected return on plan assets	7.50%	7.30%	7.70%
Rate of compensation increase	N/A	N/A	N/A

The discount rates utilized for determining the Company’s pension obligation and net periodic benefit cost were selected using high-quality long-term corporate bond indices as of the plan’s measurement date. The rate selected as a result of this process was substantiated by comparing it to the composite discount rate that produced a liability equal to the plan’s expected benefit payment stream discounted using the Citigroup Pension Discount Curve (“CPDC”). The CPDC was designed to provide a means for plan sponsors to value the liabilities of their postretirement benefit plans. The CPDC is a yield curve of hypothetical double-A zero coupon bonds with maturities up to 30 years. This curve includes adjustments to eliminate the call features of corporate bonds. As a result of this modeling process, the discount rate was 3.9% at December 31, 2015 and 3.5% at December 31, 2014.

The following assumptions were used to determine the periodic postretirement benefit cost for the postretirement welfare plan for the year ended December 31:

2013
Health care cost trend rate assumed for next year	7.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%
Year that the rate reaches the ultimate trend rate	2022

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(In thousands, except for per share amounts)

The Company’s pension plan weighted-average asset allocations at December 31 by asset category are as follows:

	2015		2014
	Market Value	%	Market Value	%
Mutual Funds:
Equity securities	$7,921	43%	$8,644	44%
Debt securities	8,598	47	8,969	46
Real estate	1,012	6	1,083	6
Commodities	585	3	635	3
Other	149	1	209	1
Total	$18,265	100%	$19,540	100%

Based on the three-tiered fair value hierarchy, all pension plan assets’ fair values can be determined by their quoted market price and therefore have been determined to be Level I as of December 31, 2015.

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

The 2015 target allocation was as follows:

Equity securities	44%
Debt securities	45
Real estate	5
Commodities	4
Other	2
Total	100%

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(In thousands, except for per share amounts)

The market-related value of plan assets is used in developing the expected rate of return on plan assets. In developing the expected rate of return, the market-related value of plan assets phases in recognition of capital appreciation by recognizing investment gains and losses over a four-year period at 25% per year.

The expected future benefit payments are as follows for the years ending December 31:

Pension Benefits
2016	$1,653
2017	1,657
2018	1,674
2019	1,654
2020	1,653
2021 - 2025	8,058

Based on current actuarial assumptions, the Company expects to contribute $578 to its pension plan in 2016.

11.	Lease Commitments

The Company leases both facilities and equipment used in its operations and classifies those leases as operating leases. The Company has long-term operating leases for a substantial portion of its research and development laboratory facilities. The expiration dates on the present leases range from January 2016 to September 2021. The leases contain renewal options at the option of the Company. The Company is responsible for paying the cost of utilities, operating costs, and increases in property taxes at its leased facilities.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2015 are as follows:

Year ending December 31,
2016	$4,964
2017	3,685
2018	3,100
2019	1,789
2020	881
Thereafter	265
Total	$14,684

Rental expense amounted to approximately $3,984, $3,022, $3,243 during the years ended December 31, 2015, 2014, and 2013, respectively.

Minimum lease payments have not been reduced by minimum sublease rentals of $947 due in the future under non-cancelable leases.

12.	Related Party Transactions

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(In thousands, except for per share amounts)

In 2015, 2014, and 2013, the Company awarded Technology Incentive Compensation (“TIC”) relating to the invention of the active ingredient in Allegra. The inventor is Thomas D’Ambra, the Company’s former President and Chief Executive Officer and current Chairman of the Board of Directors. Additionally, in 2012, the Company granted awards to employees in relation to milestone payments for its proprietary amine neurotransmitter reuptake inhibitors as a result of successful licensing of this technology to BMS. The amounts awarded and included in the consolidated statements of operations for all TIC awards for the years ended December 31, 2015, 2014 and 2013 are $554, $1,621, and $2,767, respectively. Included in accrued compensation in the accompanying consolidated balance sheets at both December 31, 2015 and 2014 are unpaid Technology Development Incentive Compensation awards of $0 and $351, respectively.

(b) Contract Revenue

The Company’s current Chief Executive Officer was previously President and Chief Executive Officer of, a global pharmaceutical company to which the Company provided a variety of services in 2015, 2014 and 2013.  The Company received $3,322, $3,395, and $1,446 in contract revenue from this customer in 2015, 2014 and 2013, respectively.

On February 4, 2016, Anthony J. Maddaluna was elected to the Board of Directors. Mr. Maddaluna is the Executive Vice President/ President of Pfizer Global Supply, a pharmaceutical company to which Company provided a variety of services in 2015, 2014 and 2013. The Company received $5,553, $8,133 and $6,093 in contract revenue from this customer and its affiliates in 2015, 2014 and 2013, respectively.

On February 17, 2016, David H. Deming was elected to the Board of Directors. Mr. Deming and the Company’s Chief Executive Officer are members of the Sorrento Therapeutics, Inc. Board of Directors, a pharmaceutical company to which the Company provided services in 2015. The Company received $64 in contract revenue from this customer in 2015.

13.	Contingencies

Litigation:

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(In thousands, except for per share amounts)

As of early in the first quarter of 2014, the Company settled all of the pending United States and foreign litigations surrounding the marketing of generic versions of Allegra and Allegra-D products. All of the prior legal proceedings have been settled or resolved to the mutual satisfaction of the parties and the related litigations have been dismissed by the mutual consent of the parties. The Company, along with Aventis Pharmaceuticals Inc., the U.S. pharmaceutical business of Sanofi, pursued those prior legal proceedings against several companies seeking to market or which are currently marketing generic versions of Allegra and Allegra-D products. In accordance with the Company’s agreements with Sanofi, Sanofi bears the external legal fees and expenses for these legal proceedings, but in general, the Company must consent to any settlement or other arrangement with any third party. Under those same agreements, the Company received royalties from Sanofi and certain approved sub-licensees on U.S. Patent No. 5,578,610 until it expired in November 2013, and received royalties on U.S. Patent No. 5,750,703 until its expiration in 2015.

In 2013, the Company settled litigation that was brought by a former vendor related to a contract cancellation, and the litigation was terminated.  The Company recorded a charge of $1,920 in 2013 representing the payment made upon finalizing the settlement agreement.

Other:

During the second quarter of 2015, the Company received a business interruption insurance recovery of $600, relating to the OsoBio facility. This amount was recorded as Other income in the consolidated statement of operations. The Company has submitted additional claims related to this event, which are currently under evaluation by the carrier. The ultimate outcome of the claims are unknown at this time.

The Company has completed an environmental remediation assessment associated with groundwater contamination at its Rensselaer, NY location. Ongoing costs associated with the remediation include biannual monitoring and reporting to the State of New York’s Department of Environmental Conservation. Under the remediation plan, the Company was required to pay for monitoring and reporting into 2019. Under a 1999 agreement with the facility’s previous owner, the Company’s maximum liability under the remediation is $5,500. For the years ended December 31, 2015, 2014 and 2013, no costs have been paid by the Company.

14.	Concentration of Business and Geographic Information

Total percentages of contract revenues by each segment’s three largest customers for years ended December 31, 2015, 2014 and 2013 are indicated in the following table:

Year ended December 31,
	2015	2014	2013
DDS	10%, 8%, 4%	9%, 8%, 8%	8%, 7%, 7%
API	20%, 9%, 7%	22%, 18%, 10%	25%, 15%, 8%
DPM	15%, 12%, 6%	18%, 11%, 9%	22%, 18%, 12%

Total contract revenue from GE Healthcare (“GE”), the Company’s largest customer, represented 11%, 13% and 13% of the Company’s total contract revenue for the years ended December 31, 2015, 2014 and 2013. The Company’s second largest customer represented 5%, 10% and 8% of total contract revenue for the years ended December 31, 2015, 2014, and 2013, respectively.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(In thousands, except for per share amounts)

Contract revenue by geographic region, based on the location of the customer, and expressed as a percentage of total contract revenue follows:

	Year Ended December 31,
	2015	2014	2013
United States	64%	68%	60%
Europe	26%	23%	19%
Asia	6%	7%	13%
Other countries	4%	2%	8%
Total	100%	100%	100%

Long-lived assets by geographic region are as follows:

	2015	2014
United States	$323,667	$238,780
Asia	14,336	14,986
Europe	161,696	6,035
Total long-lived assets	$499,699	$259,801

15.	Business Segments

The Company has organized its operations into the Discovery and Development Services (“DDS”), Active Pharmaceutical Ingredients API (“API”) and Drug Product Manufacturing (“DPM”) segments. The DDS segment includes activities such as drug lead discovery, optimization, drug development and small-scale commercial manufacturing. API includes pilot to commercial scale manufacturing of active pharmaceutical ingredients and intermediates and high potency and controlled substance manufacturing. DPM includes pre-formulation, formulation and process development through commercial scale production of complex liquid-filled and lyophilized injectable formulations. Corporate activities include sales and marketing and administrative functions, as well as research and development costs that have not been allocated to the operating segments.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(In thousands, except for per share amounts)

	Contract Revenue	Milestone & Recurring Royalty Revenue	Income (Loss) from Operations	Depreciation and Amortization
For the year ended December 31, 2015
DDS	$89,973	$5,541	$25,979	$8,568
API	204,868	12,077	50,479	12,547
DPM	89,897	—	14,585	5,934
Corporate (1)	—	—	(77,394)	—
Total	$384,738	$17,618	$13,649	$27,049

(1)	The Corporate entity consists primarily of the general and administrative activities of the Company.

	Contract Revenue(a)	Milestone & Recurring Royalty Revenue	Income (Loss) from Operations	Depreciation and Amortization
For the year ended December 31, 2014
DDS	$74,611	$16,257	$17,208	$6,904
API	146,474	9,610	42,713	8,776
DPM	29,619	—	(5,300)	2,673
Corporate (1)	—	—	(48,897)	—
Total	$250,704	$25,867	$5,724	$18,353

(a)	A portion of the 2014 amounts were reclassified from DDS to API to better align business activities within segments. This reclassification impacted contract revenues for 2014.

	Contract Revenue (a)	Milestone & Recurring Royalty Revenue	Income (Loss) from Operations	Depreciation and Amortization
For the year ended December 31, 2013
DDS	$77,418	$27,612	$27,139	$7,597
API	125,870	8,962	39,072	6,838
DPM	6,713	—	(3,780)	1,130
Corporate (1)	—	—	(42,256)	—
Total	$210,001	$36,574	$20,175	$15,565

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(In thousands, except for per share amounts)

The following tables summarize other information by segment as of December 31, 2015, 2014 and 2013:

2015	DDS	API	DPM	Total
Long-lived assets	$136,903	$201,219	$161,577	$499,699
Goodwill included in long-lived assets	45,987	46,182	77,302	169,471
Total assets	174,203	523,036	168,328	865,567
Investments in unconsolidated affiliates	956	—	—	956
Capital expenditures	7,181	10,159	4,701	22,041

2014	DDS	API	DPM	Total
Long-lived assets	$64,392	$88,028	$107,381	$259,801
Goodwill included in long-lived assets	—	16,899	44,879	61,778
Total assets	100,804	276,668	138,396	515,868
Investments in unconsolidated affiliates	956	—	—	956
Capital expenditures	4,271	10,262	2,656	17,189

2013	DDS	API	DPM	Total
Long-lived assets	$70,565	$61,548	$6,471	$138,584
Goodwill included in long-lived assets	—	—	—	—
Total assets	240,311	184,594	15,279	440,184
Investments in unconsolidated affiliates	956	—	—	956
Capital expenditures	2,900	7,898	337	11,135

16.	Fair Value of Financial Instruments

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

Convertible senior notes, derivatives and hedging instruments: The fair values of the Company’s Notes, which differ from their carrying values, are influenced by interest rates and the Company's stock price and stock price volatility and are determined by prices for the Notes observed in market trading, which are level 2 inputs. The estimated fair value of the Notes at December 31, 2015 was $201,938. The Notes Hedges and the Notes Conversion Derivative are measured at fair value using level 2 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable market data for all inputs, such as implied volatility of the Company's common stock, risk-free interest rate and other factors.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(In thousands, except for per share amounts)

Interest rate swaps:

At December 31, 2015, the Company had contracted a derivative financial instrument to reduce the impact of fluctuations in variable interest rates on a loan that a financial institution granted in February 2015, which is a level 2 input. The estimated fair value of the swap at December 31, 2015 was $48. The Company hedges the interest risk of the initial amount of the aforementioned bank loan through an interest rate swap. In this arrangement, the interest rates are exchanged so that the Company receives from the financial institution a variable rate of the 3-month Euribor, in exchange for a fixed interest payment for the same nominal (0.3%). The variable interest rate received for the derivative offsets the interest payment on the hedged transaction, with the end result being a fixed interest payment on the hedged financing. At December 31, 2015, the derivative financial instrument had not been designated as a hedge.

To determine the fair value of the interest rate swap, the Company uses cash flow discounting based on the implicit rates determined by the euro interest rate curve, according to market conditions at the valuation date.

Instrument	Nominal Amount at 12/31/2015	Contract Date	Contract Date Expiration	Interest Rate Payable	Interest Rate Receivable
Interest rate swap	$6,371	2/19/2015	2/19/2020	3-month Euribor	Fixed rate of 0.30%

Long-term debt, other than convertible senior notes: The carrying value of long-term debt approximated fair value at December 31, 2015 due to the resetting dates of the variable interest rates.

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

In 2015, 2014 and 2013, the Company recorded long-lived asset impairment charges of $3,770, $7,835, and $1,857, respectively, in its DDS and API segments primarily associated with the Company’s decision to cease operations at its Holywell, UK, Syracuse, NY, Budapest, Hungary and Bothell, WA facilities, as well as improving the footprint at the Singapore and Hyderabad facilities. Also, in 2014 we recorded intangible asset impairment charges in our DDS segment related to certain proprietary drug development programs that will no longer be pursued.

These long-lived asset impairment charges are included under the caption “Impairment charges” in the consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(In thousands, except for per share amounts)

17.	Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive loss are as follows:

	Pension and postretirement benefit plans	Foreign currency adjustments	Total Accumulated Other Comprehensive Loss
Balance at January 1, 2012, net of tax	$(5,687)	$(4,608)	$(10,295)
Net current period change, net of tax	1,547	(2,529)	(982)
Balance at December 31, 2013, net of tax	$(4,140)	$(7,137)	$(11,277)
Net current period change, net of tax	(2,234)	(923)	(3,157)
Balance at December 31, 2014, net of tax	$(6,374)	$(8,060)	$(14,434)
Net current period change, net of tax	793	(4,760)	(3,967)
Balance at January 1, 2015, net of tax	$(5,581)	$(12,820)	$(18,401)

Amounts recognized into net earnings from accumulated other comprehensive loss related to the actuarial losses on pension and postretirement benefits were $793, $398 and $535 for the years ended December 31, 2015, 2014 and 2013, respectively. The amount reclassified out of accumulated other comprehensive loss related to cumulative translation loss related to a foreign subsidiary dissolution was $734 in 2014.

18.	Selected Quarterly Consolidated Financial Data (unaudited)

The following tables present unaudited consolidated financial data for each quarter of 2015 and 2014:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Contract revenue	$75,132	$85,226	$101,348	$123,032
Recurring royalties and milestones	6,685	4,322	3,231	3,380
Total revenue	81,817	89,548	104,579	126,412
Income (loss) from operations	1,230	6,167	10	6,242
Net income (loss)	(2,223)	2,307	(4,170)	1,785
Net income (loss) per share:
Basic	$(0.07)	$0.07	$(0.12)	$0.05
Diluted	$(0.07)	$0.07	$(0.12)	$0.05
2014
Contract revenue	$51,038	$61,474	$57,481	$80,711
Recurring royalties and milestones	8,283	6,705	4,990	5,889
Total revenue	59,321	68,179	62,471	86,600
Income (loss) from operations	7,465	5,082	(9,735)	2,912
Net income (loss)	3,500	3,724	(8,641)	(1,861)
Net income (loss) per share:
Basic	$0.11	$0.12	$(0.27)	$0.06
Diluted	$0.11	$0.12	$(0.27)	$0.06

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

(In thousands, except for per share amounts)

In the first quarter of 2015, the Company recorded $1,263 reduction in force and termination benefits primarily related to the UK facility (in the API segment) and property and equipment impairment charges of $2,550. In the second quarter of 2015, the Company recorded restructuring charges of $1,632 in the API segment consisting primarily of UK termination charges and costs associated with the transfer of continuing products from the Holywell facility to other manufacturing locations. During the fourth quarter of 2015, the Company recorded a restructuring charge of $2,160 related to workforce termination charges at its facility in Singapore (in the DDS segment) and costs association with the closure of the Holywell facility.

In the first quarter of 2014, the Company recorded a gain on the settlement of our postretirement benefit plan obligation of $1,285. In the third quarter of 2014, the Company recorded property, plant and equipment charges of $5,392 in the DDS segment primarily related to its Syracuse, NY and Singapore facilities. In the fourth quarter of 2014, the Company recorded intangible asset impairment charges of $2,443 in its DDS segment related to certain proprietary drug development programs that are no longer be pursued.

ALBANY MOLECULAR RESEARCH, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2015, 2014 and 2013

Description	Balance at Beginning of Period	Acquisitions	(Reversal of)/ Charge to Cost and Expenses	Deductions Charged to Reserves/ Adjustment	Balance at End of Period
(in thousands)
Allowance for doubtful accounts receivable
2015	$1,274	$—	$1,289	$(1,467)	$1,096
2014	$815	$414	$343	$(298)	$1,274
2013	$487	$—	$267	$61	$815

Deferred tax asset valuation allowance
2015	$20,895	$—	$(9,948)	$—	$10,947
2014	$21,403	$—	$(508)	$—	$20,895
2013	$16,885	$—	$4,518	$—	$21,403