Form 10-Q
period 2016-03-31
ALBANY MOLECULAR RESEARCH INC
filed 2016-05-10
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2016
Common Stock, $.01 par value	35,703,100 excluding treasury shares of 5,555,365

ALBANY MOLECULAR RESEARCH, INC.

PART I — FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements (Unaudited)

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except for per share data)	2016	2015

Contract revenue	$102,838	$75,131
Recurring royalties	2,741	6,685
Total revenue	105,579	81,816

Cost of contract revenue	79,363	58,139
Technology incentive award	-	382
Research and development	3,168	490
Selling, general and administrative	24,600	17,474
Restructuring and other charges	2,600	1,487
Impairment charges	-	2,615
Total operating expenses	109,731	80,587

(Loss) income from operations	(4,152)	1,229

Interest expense, net	(7,136)	(3,036)
Other (expense) income, net	(997)	469

Loss before income taxes	(12,285)	(1,338)

Income tax (benefit) expense	(2,218)	885

Net loss	$(10,067)	$(2,223)

Basic loss per share	$(0.29)	$(0.07)

Diluted loss per share	$(0.29)	$(0.07)

See notes to unaudited condensed consolidated financial statements.

3

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(10,067)	$(2,223)
Foreign currency translation gain (loss)	5,794	(1,146)
Net actuarial gain of pension and postretirement benefits	115	154
Total comprehensive loss	$(4,158)	$(3,215)

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(Dollars and shares in thousands, except per share data)	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$44,193	$49,343
Restricted cash	3,000	2,966
Accounts receivable, net	96,112	110,427
Royalty income receivable	5,539	6,184
Inventory	94,080	89,231
Prepaid expenses and other current assets	22,492	16,159
Income taxes receivable	8,079	5,419
Property and equipment held for sale	516	516
Total current assets	274,011	280,245

Property and equipment, net	216,902	209,508
Notes hedges	42,199	76,393
Goodwill	172,882	169,471
Intangible assets and patents, net	120,726	120,204
Deferred income taxes	4,104	6,342
Other assets	3,389	3,404
Total assets	$834,213	$865,567
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$73,650	$68,209
Deferred revenue and licensing fees	13,534	14,718
Accrued pension benefits	571	578
Current installments of long-term debt	13,843	15,591
Total current liabilities	101,598	99,096
Long-term liabilities:
Long-term debt, excluding current installments, net	373,725	373,692
Notes conversion derivative	42,199	76,393
Income taxes payable	2,956	2,956
Pension and postretirement benefits	6,700	6,909
Deferred income taxes	17,129	16,405
Other long-term liabilities	2,988	2,893
Total liabilities	547,295	578,344

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 50,000 shares, 41,263 shares issued as of March 31, 2016 and 41,130 shares issued as of December 31, 2015	413	411
Additional paid-in capital	300,902	296,337
Retained earnings	67,264	77,331
Accumulated other comprehensive loss, net	(12,492)	(18,401)
	356,087	355,678
Less, treasury shares at cost, 5,555 shares as of March 31, 2016 and 5,512 shares as of December 31, 2015	(69,169)	(68,455)
Total stockholders’ equity	286,918	287,223
Total liabilities and stockholders’ equity	$834,213	$865,567

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015

Operating activities
Net loss	$(10,067)	$(2,223)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and intangible amortization	8,524	5,486
Deferred financing amortization	969	267
Accretion of discount on long-term debt	1,814	1,513
Deferred income taxes	2,258	303
Loss on disposal of property and equipment	(3)	84
Impairment charges	-	2,615
Allowance for bad debts	(11)	-
Stock-based compensation expense	2,146	1,555
Excess tax benefit of stock option exercises	-	(1,153)
Changes in operating assets and liabilities that provide (use) cash, net of impact of business combinations:
Accounts receivable	15,484	1,186
Royalty income receivable	708	(1,718)
Inventory	(3,149)	(3,380)
Prepaid expenses and other assets	(5,825)	(1,784)
Accounts payable and accrued expenses	2,649	3,667
Income taxes	(2,690)	1,678
Deferred revenue and licensing fees	(1,171)	(3,817)
Pension and postretirement benefits	(39)	24
Other long-term liabilities	101	68
Net cash provided by operating activities	11,698	4,371

Investing activities
Purchases of businesses, net of cash acquired	-	(59,317)
Purchases of property and equipment	(11,629)	(4,127)
Payments for patent applications and other costs	(103)	(54)
Proceeds from disposal of property and equipment	13	31
Net cash used in investing activities	(11,719)	(63,467)

Financing activities
Borrowings on long-term debt	-	39,000
Principal payments on long-term debt	(5,805)	(34)
Deferred financing costs	-	23
Change in restricted cash	(34)	377
Proceeds from sale of common stock	620	1,038
Purchases of treasury stock	(714)	(477)
Excess tax benefit of stock option exercises	-	1,153
Net cash (used in) provided by financing activities	(5,933)	41,080

Effect of exchange rate changes on cash and cash equivalents	804	(464)

Decrease in cash and cash equivalents	(5,150)	(18,480)

Cash and cash equivalents at beginning of period	49,343	46,995

Cash and cash equivalents at end of period	$44,193	$28,515

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,526	$110
Income taxes	$226	$195

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as of March 31, 2016. All intercompany balances and transactions have been eliminated during consolidation. Assets and liabilities of non-U.S. operations are translated at period-end rates of exchange, and the statements of operations are translated at the average rates of exchange for the period. Gains or losses resulting from translating non-U.S. currency financial statements are recorded in the unaudited condensed consolidated statements of comprehensive income and in accumulated other comprehensive loss in the accompanying unaudited condensed consolidated balance sheets. When necessary, prior years’ unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.

Use of Management Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in the accompanying consolidated financial statements include assumptions regarding the valuation of inventory, intangible assets, and long-lived assets, assumptions associated with our accounting for business combinations and goodwill impairment assessment, and the amount and realizability of deferred tax assets. Other significant estimates include assumptions utilized in determining actuarial obligations in conjunction with the Company’s pension and postretirement health plans, assumptions utilized in determining stock-based compensation, as well as those utilized in determining the value of both the notes hedges and the notes conversion derivative and the assumptions related to the collectability of receivables. Actual results can vary from these estimates.

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

Recurring Royalty and Milestone Revenues

Recurring Royalty Revenue. Recurring royalties have historically related to royalties under a license agreement with Sanofi based on the worldwide net sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere, as well as on sales of Sanofi’s authorized or licensed generics and sales by certain authorized sub-licensees. These royalty payments ceased in May 2015 due to the expiration of patents under the license agreement. The Company currently receives royalties on net sales of generic products sold by Allergan, plc (“Allergan”) in conjunction with a Development and Supply Agreement. The Company records royalty revenue in the period in which the net sales of this product occur. Royalty payments from Allergan are due within 60 days after each calendar quarter and are determined based on sales of the qualifying products in that quarter. The Company also receives royalties on certain other products.

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

Under the terms of these HBT Agreements, the Company may receive milestone payments for each drug product candidate upon achievement of certain developments milestones including technology transfer activities, analytical development activities, and manufacture of regulatory submission batches.  Following U.S. Food and Drug Administration approval, the Company will supply generic parenteral drug products to HBT pursuant to the HBT Agreements and receive payments based on HBT’s sales of such products.

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

For the three months ended March 31, 2016 and 2015, no milestone revenue was recognized by the Company.

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

Restricted cash balances at March 31, 2016 and December 31, 2015, are required as collateral for the letters of credit associated with our debt agreements.

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

Derivative Instruments and Hedging Activities

The Company accounts for derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”, which establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or a liability measured at fair value. Additionally, changes in a derivative’s fair value shall be recognized currently in earnings unless specific hedge accounting criteria are met. If the specific hedge accounting criteria is met, then changes in fair value are recorded in accumulative other comprehensive loss, net.

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting”, which changes the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016 and for interim periods therein with early adoption permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

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

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period, be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: (Topic 606).” This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of ASC Topic 360, “Property, Plant, and Equipment,” and intangible assets within the scope of ASC Topic 350, “Intangibles-Goodwill and Other”) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of ASU 2014-09. This ASU is now effective for calendar years beginning after December 15, 2017. Early adoption is not permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

Note 2 — Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2016	2015

Weighted average common shares outstanding – basic and diluted	34,718	32,827

The Company has excluded certain outstanding stock options, non-vested restricted stock and warrants from the calculation of diluted earnings per share for the three months ended March 31, 2016 and 2015 because the net loss causes these amounts to be anti-dilutive. The weighted average number of anti-dilutive common equivalents outstanding (before the effects of the treasury stock method) was 11,703 and 12,294 for the three months ended March 31, 2016 and 2015, respectively. These amounts are not included in the calculation of weighted average common shares outstanding.

Note 3 – Business Acquisitions

Glasgow

On January 8, 2015, the Company completed the purchase of all of the outstanding equity interests of Aptuit’s Glasgow, U.K. business, now Albany Molecular Research (Glasgow) Limited (“Glasgow”), for total consideration of $23,805 (net of cash acquired of $146). The Glasgow facility extends the Company’s capabilities to sterile injectable drug product pre-formulation, formulation and clinical stage manufacturing. Glasgow has been assigned to the Drug Product Manufacturing (“DPM”) segment.

SSCI

On February 13, 2015, the Company completed the purchase of assets and assumed certain liabilities of Aptuit’s Solid State Chemical Information business, now AMRI SSCI, LLC (“SSCI”), for total consideration of $35,850. SSCI brings extensive material science knowledge and technology and expands the Company’s capabilities in analytical testing to include peptides, proteins and oligonucleotides. SSCI has been assigned to the Discovery and Development Services (“DDS”) segment.

Gadea Grupo

On July 16, 2015, the Company completed the purchase of Gadea Grupo Farmaceutico, S.L. (“Gadea”), a contract manufacturer of complex active pharmaceutical ingredients (“APIs”) and finished drug product. Gadea operates within the Company’s API and DPM segments. The aggregate net purchase price was $127,572 (net of cash acquired of $10,961), which included the issuance of 2,200 shares of common stock, valued at $40,568, with the balance comprised of $96,961 in cash, plus a working capital adjustment of $1,004. The purchase price has been allocated based on an estimate of the fair value of assets and liabilities acquired as of the acquisition date. The following table summarizes the allocation of the aggregate purchase price to the estimated fair value of the net assets acquired:

July 16, 2015
Assets Acquired
Accounts receivable	$23,756
Prepaid expenses and other current assets	3,334
Inventory	47,400
Property and equipment	29,420
Deferred tax assets	1,115
Intangible assets	58,200
Goodwill	51,563
Other long term-assets	2,053
Total assets acquired	$216,841

Liabilities Assumed
Accounts payable and accrued expenses	$18,103
Debt	44,523
Income taxes payable	5,920
Deferred income taxes	19,179
Other long-term liabilities	1,544
Total liabilities assumed	89,269
Net assets acquired	$127,572

The purchase price was adjusted in the first quarter of 2016 by $676 due to the finalization of the net working capital adjustment. The purchase price allocation was adjusted in the first quarter of 2016, primarily due to the recognition of an environmental remediation liability of $1,542, and a corresponding indemnification receivable from the seller of $771. These adjustments resulted in a net increase of goodwill of approximately $1,400. The Company will finalize the purchase price allocation in the second quarter of 2016. Remaining allocation adjustments are not expected to be significant.

The Company has attributed the goodwill of $51,563 to an expanded global footprint and additional market opportunities that the Gadea business offers. The goodwill has been allocated between business segments, with API of $31,084 and DPM of $20,479, and is not deductible for tax purposes. Intangible assets acquired consisted of customer relationships of $24,000 (with an estimated life of 13 years), a tradename of $4,100 (with an indefinite estimated life), intellectual property of $11,900 (with an estimated life of 15 years), in-process research and development of $18,000 (with an indefinite estimated life), and $200 of order backlog.

Whitehouse Laboratories

On December 15, 2015, the Company acquired all the outstanding equity interests of Whitehouse Analytical Laboratories, LLC (“Whitehouse”), a leading provider of testing services that includes chemical and material analysis, method development and validation and quality control verification services to the pharmaceutical, medical device and personal care industries. Whitehouse offers a comprehensive array of testing solutions for life sciences from materials and excipients, container qualification and container closure integrity testing, routine analytical chemistry, drug delivery systems and device qualification programs, packaging, distribution, and stability and storage programs. The aggregate net purchase price was $55,986 (net of cash acquired of $377), which included the issuance of 137 shares of common stock, valued at $1,800, with the balance comprised of $53,924 in cash, plus a working capital adjustment of $262.

The following table summarizes the final allocation of the aggregate purchase price to the estimated fair value of the net assets acquired:

December 15, 2015
Assets Acquired
Accounts receivable	$2,084
Prepaid expenses and other current assets	34
Property and equipment	982
Intangible assets	26,200
Goodwill	26,732
Total assets acquired	$56,032

Liabilities Assumed
Accounts payable and accrued expenses	$46
Total liabilities assumed	46
Net assets acquired	$55,986

The purchase price was increased in the first quarter of 2016 by $262 due to the finalization of the net working capital adjustment. The purchase price was reduced in the first quarter of 2016 to recognize the discount associated with the 137 shares of restricted shares issued in conjunction with the Whitehouse acquisition in the amount of $200. These adjustments resulted in a net increase of goodwill of $62.

The Company has attributed the goodwill of $26,732 to additional market opportunities that the Whitehouse business offers within the DDS segment. The goodwill is deductible for tax purposes. Intangible assets acquired consisted of customer lists of $25,600, with an estimated life of 13 years, and a tradename of $600, with an estimated life of 8 years.

The following table shows the unaudited pro forma statement of operations for the three months ended March 31, 2015, as if the Gadea, Whitehouse, Glasgow and SSCI acquisitions had occurred on January 1, 2014. This pro forma information does not purport to represent what the Company’s actual results would have been if the acquisitions had occurred as of the date indicated or what such results would be for any future periods.

(Unaudited)
Total revenues	$104,640
Net Loss	(156)
Pro forma weighted average shares	35,164
Pro forma loss per share:
Basic	$(0.00)
Diluted	$(0.00)

The following table shows the pro forma adjustments made to the weighted average shares outstanding for the three months ended March 31, 2015:

Weighted average common shares outstanding – basic	32,827
Pro forma impact of acquisition consideration	2,337
Pro forma weighted average shares	35,164

For the three-month period ended March 31, 2015, pre-tax net income was adjusted by reducing expenses by $985 for acquisition related costs and increasing expenses by $1,307 for purchase accounting related depreciation and amortization.

The Company partially funded the acquisition of Whitehouse utilizing the proceeds from a $30,000 revolving line of credit. For purposes of presenting the pro forma statement of operations for the three months ended March 31, 2015, the Company has assumed that it borrowed on the revolving line of credit on January 1, 2014 for an amount sufficient to fund the cash consideration to acquire Whitehouse as of that date. The pro forma statement of operations for the three months ended March 31, 2015 reflects the recognition of interest expense that would have been incurred on the revolving line of credit had it been entered into on January 1, 2014. The Company has recorded $425 of pro forma interest expense on the revolving line of credit for the purposes of presenting the pro forma statement of operations for the three months ended March 31, 2015.

The Company partially funded the acquisition of Gadea utilizing the proceeds from a $200,000 term loan that was provided for in conjunction with a $230,000 senior secured credit agreement (the “Credit Agreement”) with Barclays Bank PLC that was completed in July 2015 (see note 5). The Company did not have sufficient cash on hand to complete the acquisition as of January 1, 2014. For the purposes of presenting the pro forma statement of operations for the three months ended March 31, 2015, the Company has assumed that it entered into the Credit Agreement on January 1, 2014 for an amount sufficient to fund the preliminary cash consideration to acquire Gadea as of that date. The pro forma statement of operations for the three months ended March 31, 2015 reflect the recognition of interest expense that would have been incurred on the Credit Agreement had it been entered into on January 1, 2014. The Company has recorded $2,100 of pro forma interest expense on the Credit Agreement for the purposes of presenting the pro forma statement of operations for the three months ended March 31, 2015.

Note 4 — Inventory

Inventory consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Raw materials	$37,103	$37,483
Work in process	28,402	29,341
Finished goods	28,575	22,407
Total inventories, at cost	$94,080	$89,231

Note 5 –Debt

The following table summarizes long-term debt:

	March 31, 2016	December 31, 2015
Convertible senior notes, net of unamortized debt discount	$130,561	$128,917
Term loan, net of unamortized discount	197,514	198,343
Revolving credit facility	30,000	30,000
Industrial development authority bond	2,080	2,080
Various borrowings with institutions, Gadea loans	36,196	39,655
Capital leases – equipment & other	70	111
	396,421	399,106
Less deferred financing fees	(8,853)	(9,823)
Less current portion	(13,843)	(15,591)
Total long-term debt	$373,725	$373,692

The aggregate maturities of long-term debt, exclusive of unamortized debt discount of $20,925 at March 31, 2016, are as follows:

2016 (remaining)	$9,901
2017	12,299
2018	355,011
2019	6,407
2020	32,407
Thereafter	1,321
Total	$417,346

Term Loan

The components of the term loan under the Company’s Second Amended and Restated Credit Agreement with Barclays Bank PLC, dated as of August 19, 2015 (the “Second Restated Credit Agreement”) were as follows:

	March 31, 2016	December 31, 2015
Principal amount – term loan	$199,000	$200,000
Unamortized debt discount	(1,486)	(1,657)
Net carrying amount of term loan	$197,514	$198,343

Convertible Senior Notes

On December 4, 2013, the Company completed a private offering of $150,000 aggregate principal amount of 2.25% Cash Convertible Senior Notes (the “Notes”), between the Company and Wilmington Trust, National Association, as Trustee.  The Notes mature on November 15, 2018, unless earlier repurchased or converted into cash in accordance with their terms prior to such date and interest is paid in arrears semiannually on each May 15 and November 15 at an annual rate of 2.25% beginning on May 15, 2014. The Notes were offered and sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”).

The Notes are not convertible into the Company’s common stock or any other securities under any circumstances. Holders may convert their Notes solely into cash at their option at any time prior to the close of business on the business day immediately preceding May 15, 2018 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2013 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per thousand dollars principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after May 15, 2018 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes solely into cash at any time, regardless of the foregoing circumstances. Upon conversion, in lieu of receiving shares of the Company’s common stock, a holder will receive, per thousand dollars principal amount of Notes, an amount in cash equal to the settlement amount, determined in the manner set forth in the indenture. The initial conversion rate is 63.9844 shares of the Company’s common stock per thousand dollars principal amount of Notes (equivalent to an initial conversion price of approximately $15.63 per share of common stock). The conversion rate is subject to adjustment in some events as described in the Indenture but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company has agreed to pay a cash make-whole premium by increasing the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event in certain circumstances as described in the indenture.

The Company may not redeem the Notes prior to the maturity date, and no sinking fund is provided for the Notes.

The cash conversion feature of the Notes (“Notes Conversion Derivative”) requires bifurcation from the Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. The fair value of the Notes Conversion Derivative at the time of issuance of the Notes was $33,600 and was recorded as original debt discount for purposes of accounting for the debt component of the Notes. This discount is amortized as interest expense using the effective interest method over the term of the Notes. For the three months ended March 31, 2016, the Company recorded $1,644 of amortization of the debt discount as interest expense based upon an effective rate of 7.69%.

The components of the Notes were as follows:

	March 31, 2016	December 31, 2015
Principal amount	$150,000	$150,000
Unamortized debt discount	(19,439)	(21,083)
Net carrying amount of Notes	$130,561	$128,917

In connection with the pricing of the Notes, on November 19, 2013, the Company entered into cash convertible note hedge transactions (“Notes Hedges”) relating to a notional number of shares of the Company’s common stock underlying the Notes to be issued by the Company with two counterparties (the “Option Counterparties”). The Notes Hedges, which are cash-settled, are intended to reduce the Company’s exposure to potential cash payments that we are required to make upon conversion of the Notes in excess of the principal amount of converted notes if our common stock price exceeds the conversion price. The Notes Hedges are accounted for as a derivative instrument in accordance with ASC Topic 815. The aggregate cost of the note hedge transaction was $33,600.

At the same time, the Company also entered into separate warrant transactions with each of the Option Counterparties initially relating, in the aggregate, to 9,598 shares of the Company’s common stock underlying the Note Hedges. The cash convertible Note Hedges are intended to offset cash payments due upon any conversion of the Notes. However, the warrant transactions could separately have a dilutive effect to the extent that the market price per share of the Company’s common stock (as measured under the terms of the warrant transactions) exceeds the applicable strike price of the warrants. The initial strike price of the warrants is $18.9440 per share, which was 60% above the last reported sale price of the Company’s common stock of $11.84 on November 19, 2013 and proceeds of $23,100 were received from the Option Counterparties from the sale of the warrants.

Aside from the initial payment of a $33,600 premium to the Option Counterparties, the Company is not required to make any cash payments to the Option Counterparties under the Note Hedges and will be entitled to receive from the Option Counterparties an amount of cash, generally equal to the amount by which the market price per share of common stock exceeds the strike price of the Note Hedges during the relevant valuation period. The strike price under the Note Hedges is initially equal to the conversion price of the Notes. Additionally, if the market price per share of the Company’s common stock, as measured under the warrant transactions, exceeds the strike price of the warrants during the measurement period at the maturity of the warrants, the Company will be obligated to issue to the Option Counterparties a number of shares of the Company’s common stock in an amount based on the excess of such market price per share of the Company’s common stock over the strike price of the warrants. The Company will not receive any proceeds if the warrants are exercised.

Neither the Notes Conversion Derivative nor the Notes Hedges qualify for hedge accounting, thus any changes in the fair market value of the derivatives is recognized immediately in the statement of operations. As of March 31, 2016 and December 31, 2015, the changes in fair market value of the Notes Conversion Derivative and the Notes Hedges were equal, therefore there was no change in fair market value that was recognized in the statement of operations.

The following table summarizes the fair value and the presentation in the consolidated balance sheet:

	Location on Balance Sheet	March 31, 2016	December 31, 2015
Notes Hedges	Other assets	$42,199	$76,393
Notes Conversion Derivative	Other liabilities	$(42,199)	$(76,393)

Note 6 — Impairment, Restructuring and other charges

In April 2015, the Company announced a restructuring plan with respect to certain operations in the U.K. within its API business segment. In connection with the restructuring plan, the Company ceased all operations at its Holywell, U.K. facility in the fourth quarter of 2015. The Company recorded $996 in charges for reduction in force and termination benefits and other restructuring-related charges related to the U.K. facility during the three months ended March 31, 2016. In conjunction with the Company’s actions to cease operations at its Holywell, U.K. facility, the Company also recorded property and equipment impairment charges of $0 and $2,550 in the API segment in the three months ended March 31, 2016 and 2015, respectively. These charges are included under the caption “impairment charges” on the consolidated statement of operations. Also in 2015, the Company made additional resource changes at its Singapore site (within the DDS segment) to optimize the cost profile of the facility, which resulted in a restructuring charge of $1,427 during the three months ended March 31, 2016. Equipment that will not be transferred or recovered through sale is subject to accelerated depreciation over the remaining operating period of the facility.

Restructuring charges for the three months ended March 31, 2016 and 2015 were $2,600 and $1,487, respectively, consisting primarily of U.K. termination charges and costs associated with the transfer of continuing products from the Holywell, U.K. facility to our other manufacturing locations, resource optimization charges at our Singapore facility and lease termination and other charges associated with the previously announced restructuring at the Company’s Syracuse, NY facility.

The following table displays the restructuring activity and liability balances for the three-month period ended as of March 31, 2016:

	Balance at January 1, 2016	Charges/ (reversals)	Amounts Paid	Foreign Currency Translation & Other Adjustments (1)	Balance at March 31, 2016

Termination benefits and personnel realignment	$539	$467	(549)	4	$461
Lease termination and relocation charges	2,153	57	(185)	53	2,078
Other	-	2,076	(794)	(1,134)	148
Total	$2,692	$2,600	(1,528)	(1,077)	$2,687

(1)	Included in restructuring charges are non-cash accelerated depreciation charges of $1,145 related to our Singapore facility.

Termination benefits and personnel realignment costs related to severance packages, outplacement services, and career counseling for employees affected by the restructuring. Lease termination charges related to estimated costs associated with exiting a facility, net of estimated sublease income.

Restructuring charges are included under the caption “Restructuring and other charges” in the consolidated statements of operations for the three months ended March 31, 2016 and 2015 and the restructuring liabilities are included in “Accounts payable and accrued expenses” and “other long-term liabilities” on the consolidated balance sheets at March 31, 2016 and December 31, 2015.

Anticipated cash outflow related to the restructuring reserves as of March 31, 2016 for the remainder of 2016 is approximately $2,687.

The Company is currently marketing its Syracuse, NY facility for sale, within its DDS operating segment. The facility is classified as for held for sale with the long-lived assets associated with the Syracuse, NY facility segregated to a separate line item on the consolidated balance sheets until they are sold and depreciation expense on the location has ceased. The carrying value of the facility is $516 at March 31, 2016. The Company has entered into an agreement to sell the facility and expects to complete the transaction in the second quarter.

Note 7 — Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2016 were as follows:

	DDS	API	DPM	Total
Balance as of December 31, 2015	$45,987	$46,182	$77,302	$169,471
Measurement period adjustments	62	1,416	-	1,478
Foreign exchange translation	-	1,351	582	1,933
Balance as of March 31, 2016	$46,049	$48,949	$77,884	$172,882

The components of intangible assets are as follows:

	Cost	Impairment	Accumulated Amortization	Foreign exchange translation	Net	Amortization Period
March 31, 2016
Patents and Licensing Rights	$20,455	$(2,508)	$(3,148)	$(97)	$14,702	2-16 years
Customer Relationships	86,774	-	(5,853)	886	81,807	5-20 years
Tradename	4,100	-	-	128	4,228	indefinite
In-Process Research and Development	18,000	-	-	561	18,561	indefinite
Trademarks	2,200	-	(824)	-	1,376	5 years
Order Backlog	200	-	(151)	3	52	n/a
Total	$131,729	$(2,508)	$(9,976)	$1,481	$120,726

	Cost	Impairment	Accumulated Amortization	Foreign exchange translation	Net	Amortization Period
December 31, 2015
Patents and Licensing Rights	$20,352	$(2,508)	$(3,004)	$(165)	$14,675	2-16 years
Customer Relationships	86,774	-	(4,303)	(408)	82,063	5-20 years
Tradename	4,100	-	-	(57)	4,043	indefinite
In-Process Research and Development	18,000	-	-	(250)	17,750	indefinite
Trademarks	2,200	-	(727)	-	1,473	5 years
Order Backlog	200	-	-	-	200	n/a
Total	$131,626	$(2,508)	$(8,034)	$(880)	$120,204

Amortization expense related to intangible assets was $1,942 and $750 for the three months ended March 31, 2016 and 2015, respectively. The weighted average amortization period is 13.2 years.

The following chart represents estimated future annual amortization expense related to intangible assets:

Year ending December 31,
2016 (remaining)	$5,477
2017	7,395
2018	7,390
2019	7,390
2020	7,390
Thereafter	62,843
Total	$97,885

Certain of the Company’s intangible assets are valued based upon contracts entered into between the Company and development partners and relate to the long-term value that such contracts are expected to provide to the Company.  In the event any one of these contracts were to be modified or cancelled, the Company may be required to evaluate the recoverability of the intangible assets and the resulting impact on the valuation of the goodwill recorded with respect to the business unit to which the intangible assets and underlying contracts relate.  In April 2016, we received a purported termination notification from a partner on one of our co-development agreements.  We are in discussions with the partner and assessing all of our options.

Note 8 — Share-Based Compensation

During the three months ended March 31, 2016 and 2015, the Company recognized total share based compensation cost of $2,146 and $1,555, respectively.

The Company grants share-based compensation, including restricted shares, under its 2008 Stock Option and Incentive Plan, as amended, as well as its 1998 Employee Stock Purchase Plan, as amended (“ESPP”). The 2008 Stock Option and Incentive Plan and ESPP are together referred to as the “Stock Option and Incentive Plans”.

Restricted Stock

A summary of unvested restricted stock activity during the three months ended March 31, 2016 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding, January 1, 2016	1,020	$13.71
Granted	381	$15.76
Vested	(174)	$13.00
Forfeited	(23)	$9.65
Outstanding, March 31, 2016	1,204	$14.54

As of March 31, 2016, there was $14,356 of total unrecognized compensation cost related to unvested restricted shares. That cost is expected to be recognized over a weighted-average period of 2.94 years. Of the 1,204 restricted shares outstanding, the Company currently expects all shares to vest.

Stock Options

The fair value of each stock option award is estimated at the date of grant using the Black-Scholes valuation model based on the following assumptions:

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Expected life in years	5	5
Risk free interest rate	1.25%	1.59%
Volatility	42%	42%
Dividend yield	—	—

A summary of stock option activity under the Company’s Stock Option and Incentive Plans during the three-month period ended March 31, 2016 is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2016	1,439	$8.20
Granted	295	$15.77
Exercised	—	$—
Forfeited	(31)	$2.93
Expired	—	—
Outstanding, March 31, 2016	1,703	$9.61	5.63	$10,224
Options exercisable, March 31, 2016	1,080	$7.04	5.79	$9,357

The weighted average fair value of stock options granted for the three months ended March 31, 2016 and 2015 was $5.98 and $6.51, respectively. As of March 31, 2016, there was $3,158 of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.94 years. Of the 1,703 stock options outstanding, the Company currently expects all options to vest.

Employee Stock Purchase Plan

During the three months ended March 31, 2016 and 2015, 37 and 28 shares, respectively, were issued under the Company’s ESPP.

During the three months ended March 31, 2016 and 2015, cash received from stock option exercises and employee stock purchases under the ESPP was $620 and $1,038, respectively. The excess tax benefit realized for the tax deductions from share based compensation was $0 and $1,153 for the three months ended March 31, 2016 and 2015, respectively.

Note 9 — Operating Segment Data

The Company has organized its operations into DDS, API and DPM segments. The DDS segment includes activities such as drug lead discovery, optimization, drug development and small scale commercial manufacturing. API includes pilot to commercial scale manufacturing of active pharmaceutical ingredients and intermediates and high potency and controlled substance manufacturing. DPM includes pre-formulation, formulation and process development through commercial scale production of complex liquid-filled and lyophilized injectable formulations. Corporate activities include sales and marketing and administrative functions, as well as research and development costs that have not been allocated to the operating segments.

The following table contains earnings data by operating segment, reconciled to totals included in the unaudited condensed consolidated financial statements:

	Contract Revenue	Milestone & Recurring Royalty Revenue	Income (Loss) from Operations	Depreciation and Amortization
For the three months ended March 31, 2016
DDS	$23,203	$—	$4,552	$3,591
API	54,702	2,741	12,626	3,122
DPM	24,933	—	3,270	1,811
Corporate (a)	—	—	(24,600)	—
Total	$102,838	$2,741	$(4,152)	$8,524

	Contract Revenue	Milestone & Recurring Royalty Revenue	Income (Loss) from Operations	Depreciation and Amortization
For the three months ended March 31, 2015
DDS (b)	$17,873	$3,817	$8,383	$1,805
API	37,848	2,868	6,797	2,421
DPM (b)	19,410	—	3,524	1,260
Corporate (a)	—	—	(17,475)	—
Total	$75,131	$6,685	$1,229	$5,486

(a)	The Corporate entity consists primarily of the general and administrative activities of the Company.
(b)	A portion of the 2015 amounts were reclassified from DDS to DPM to better align business activities within segments. This reclassification impacted contract revenue and income (loss) from operations for 2015.

The following table summarizes other information by segment as of and for the three-month period ended March 31, 2016:

	DDS	API	DPM	Total
Long-lived assets	$136,787	$211,804	$161,919	$510,510
Total assets	206,141	448,034	180,038	834,213
Goodwill included in total assets	46,049	48,949	77,884	172,882
Investments in unconsolidated affiliates	956	—	—	956
Capital expenditures	4,194	6,578	857	11,629

The following table summarizes other information by segment as of and for the three-month period ended March 31, 2015:

	DDS	API	DPM	Total
Long-lived assets	$78,159	$103,058	$128,605	$309,822
Total assets	162,147	274,193	134,802	571,142
Goodwill included in total assets	17,830	16,899	58,130	92,859
Investments in unconsolidated affiliates	956	—	—	956
Capital expenditures	1,493	2,211	423	4,127

Note 10 — Financial Information by Customer Concentration and Geographic Area

Total percentages of contract revenues by each segment’s three largest customers for the three months ended March 31, 2016 and 2015 are indicated in the following table:

Three Months Ended March 31,
	2016	2015

DDS	11%, 4%, 3%	11%, 10%, 4%
API	18%, 10%, 8%	25%, 16%, 11%
DPM	13%, 13%, 6%	12%, 12%, 11%

Total contract revenue from GE Healthcare (“GE”), the Company’s largest customer, represented 9% and 13% of total contract revenue for the three months ended March 31, 2016 and 2015, respectively.

The Company’s total contract revenue for the three months ended March 31, 2016 and 2015 was recognized from customers in the following geographic regions:

	Three Months Ended March 31,
	2016	2015

United States	62%	69%
Europe	29	25
Asia	5	4
Other	4	2

Total	100%	100%

Long-lived assets, including goodwill, by geographic region are as follows:

	March 31, 2016	December 31, 2015
United States	$331,553	$323,667
Asia	13,678	14,336
Europe	165,279	161,696
Total long-lived assets	$510,510	$499,699

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

Note 12 – Fair Value of Financial Instruments

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

Convertible senior notes, derivatives and hedging instruments: The fair values of the Company’s Notes, which differ from their carrying values, are influenced by interest rates and the Company’s stock price and stock price volatility and are determined by prices for the Notes observed in market trading, which are level 2 inputs. The estimated fair value of the Notes at March 31, 2016 was $164,657. The Notes Hedges and the Notes Conversion Derivative are measured at fair value using level 2 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable market data for all inputs, such as implied volatility of the Company’s common stock, risk-free interest rate and other factors.

Interest rate swaps: At March 31, 2016, the Company had contracted a derivative financial instrument to reduce the impact of fluctuations in variable interest rates on a loan that a financial institution granted in February 2015, which is a level 2 input. The estimated fair value of the swap at March 31, 2016 was $69. The Company hedges the interest risk of the initial amount of the aforementioned bank loan through an interest rate swap. In this arrangement, the interest rates are exchanged so that the Company receives from the financial institution a variable rate of the 3-month Euribor, in exchange for a fixed interest payment for the same nominal (0.3%). The variable interest rate received for the derivative offsets the interest payment on the hedged transaction, with the end result being a fixed interest payment on the hedged financing. At March 31, 2016, the derivative financial instrument had not been designated as a hedge.

To determine the fair value of the interest rate swap, the Company uses cash flow discounting based on the implicit rates determined by the euro interest rate curve, according to market conditions at the valuation date.

Instrument	Nominal Amount at 3/31/2016	Contract Date	Contract Date Expiration	Interest Rate Payable	Interest Rate Receivable
Interest rate swap	$6,268	2/19/2015	2/19/2020	3-month Euribor	Fixed rate of 0.30%

Long-term debt, other than convertible senior notes: The carrying value of long-term debt approximated fair value at March 31, 2016 due to the resetting dates of the variable interest rates.

Note 13 – Accumulated Other Comprehensive Loss, Net

The activity related to accumulated other comprehensive loss, net was as follows:

	Pension and postretirement benefit plans	Foreign currency adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2015, net of tax	$(5,581)	$(12,820)	$(18,401)
Net current period change, net of tax	115	5,794	5,909
Balance at March 31, 2016, net of tax	$(5,466)	(7,026)	(12,492)

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive loss, net:

	Three Months Ended
	March 31, 2016	March 31, 2015
Actuarial losses before tax effect (a)	$177	$237
Tax benefit on amounts reclassified into earnings	(62)	(83)
	$115	$154

(a)	Amounts represent amortization of net actuarial loss from shareholders’ equity into postretirement benefit plan cost. This amount was primarily recognized as cost of contract revenue in the consolidated statement of operations.

Note 14 – Subsequent Event

On May 5, 2016, the Company entered into a Share Purchase Agreement with Lauro Cinquantasette S.p.A., pursuant to which the Company intends to acquire all of the capital stock of Prime European Therapeuticals S.p.A. (“Euticals”) (the “Euticals Acquisition”). The Share Purchase Agreement provides for an aggregate purchase price of approximately €315,000, which consists of approximately (i) €164,000 paid in cash at the closing of the transaction, (ii) the issuance of approximately 7,000 unregistered shares of the Company’s common stock, and (iii) €55,000 in seller notes issued by the Company. The Company expects to enter into a forward contract in order to mitigate its exposure to currency fluctuations associated with the Euro-denominated purchase price. The Company expects to close the Euticals Acquisition in the third quarter of 2016, subject to customary closing conditions, including Hart-Scott-Rodino clearance in the U.S.

In connection with the Euticals Acquisition, JPMorgan Chase Bank, N.A. and Barclays Bank PLC (the “Lead Arrangers”) have entered into a commitment letter (the “Commitment Letter”) with the Company to provide financing to the Company for a portion of the purchase price. Pursuant to the commitment letter, the Lead Arrangers have committed to provide either (x) incremental senior secured first lien term loans in an aggregate principal amount of up to $230,000 and incremental revolving loans in an aggregate amount of up to $5,000 pursuant to an amendment to the Second Restated Credit Agreement (the “Amendment”), provided that the requisite consents to approve the Amendment are obtained from the Company’s existing lenders or (y) if such requisite consents are not obtained, senior secured first lien credit facilities consisting of up to $428,300 of first lien term loans and up to $35,000 of first lien revolving loans; in each case subject to the conditions set forth in the Commitment Letter.

Upon closing of the Euticals Acquisition, the acquisition financing, anticipated to be in the U.S., would result in additional interest expense in the U.S.  We currently have U.S. net deferred tax assets of $8,100, including net operating loss carryforwards.  The increase in U.S. expenses could limit the Company’s ability to utilize currently available tax attributes resulting in the potential for additional valuation allowance recognized upon the effective closing of the transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our results of operations and financial condition should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the Notes thereto included within this report. This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “intend,” “expect,” “anticipate,” “believe,” and “continue” or similar words, and include, but are not limited to, statements concerning, pending the acquisition of Euticals and all the matters related to the financing thereof, the Company’s relationship with its largest customers; trends in pharmaceutical and biotechnology companies’ outsourcing of manufacturing services and chemical research and development, including softness in these markets; the impact on the Company of the cessation of royalties on Allegra® products in 2015 and the future success of the sales of other products for which the Company receives royalties; the risk that the Company will not be able to replicate either in the short or long term the revenue stream that has been derived from the royalties payable under the Allegra® license agreements; the risk that clients may terminate or reduce demand under any strategic or multi-year deal; the Company’s ability to enforce its intellectual property and technology rights; expected benefits from past or future acquisitions, including Cedarburg Pharmaceuticals, Inc. (“Cedarburg”), Albany Molecular Research (Glasgow) Limited (“Glasgow”), AMRI SSCI, LLC (“SSCI”), Oso Biopharmaceuticals Manufacturing, LLC (“OsoBio”), Gadea Grupo Farmaceutico, S.L. (“Gadea”) and Whitehouse Analytical Laboratories, LLC (“Whitehouse”) and the pending Euticals Acquisition; the Company’s ability to take advantage of proprietary technology and expand the scientific tools available to it; the ability of the Company’s strategic investments and acquisitions to perform as expected; forward-looking statements regarding earnings, contract revenues, costs and margins; and the impact of pending litigation matters, government regulation, customer spending and business trends, foreign operations, including increasing options and solutions for customers, business growth and the expansion of the Company’s global market, clinical supply manufacturing, management’s strategic plans, drug discovery, product commercialization, license arrangements, research and development projects and expenses, revenue and expense expectations for future periods, long-lived asset impairment, pension and postretirement benefit costs, competition and tax rates. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that could cause such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 30, 2016, and Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q. All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future, except as required by law. References to “AMRI”, the “Company,” “we,” “us,” and “our,” refer to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole.

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

We may consider additional acquisitions that enhance or complement our existing service offerings. In addition to growing organically, any acquisitions would generally be expected to contribute to our growth by integrating with and expanding our current services, or adding services within the drug discovery, development and manufacturing life cycle. During 2015, we entered into acquisition transactions with Whitehouse Labs in December, Gadea in July, SSCI in February and Glasgow in January, all of which have contributed to our results of operations and will continue to contribute to our future operations.

Our backlog of open manufacturing orders and accepted service contracts was $201.1 million at March 31, 2016 as compared to $172.9 million at March 31, 2015. Our manufacturing and services contracts are completed over varying durations, from short to extended periods of time.

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

Results of Operations – Three Months ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Our total revenue for the quarter ended March 1, 2016 was $105.6 million, which included $102.8 million from our contract service business and $2.8 million from royalties on sales of certain products. Our total revenue for the quarter ended March 31, 2015 was $81.8 million, which included $75.1 million from our contract service business and $6.7 million from royalties on sales of certain products. Consolidated gross margin was 22.8% for the quarter ended March 31, 2106 as compared to 22.7% for the quarter ended March 31, 2015. Our net loss was $10.1 million during the three months ended March 31, 2016 compared to $2.2 million during the three months ended March 31, 2015.

During the three months ended March 31, 2016, cash provided by operations was $11.7 million compared to $4.4 million for the same period of 2015. The increase in cash provided by operations was primarily driven by improvements in working capital during the period. During the three months ended March 31, 2016, we spent $11.6 million on capital expenditures compared to $4.1 million during the three months ended March 31, 2015, primarily related to growth and maintenance of our existing facilities as well as the execution of certain strategic projects including the upgrade and implementation of our enterprise resource planning (“ERP”) system and the building of additional sterile API capacity in Spain. During the three months ended March 31, 2016, we did not acquire any new businesses, while during the three months ended March 31, 2015, we spent $23.5 million to acquire Glasgow and $35.8 million to acquire SSCI.

Operating Segment Data

We organize our operations into the Discovery and Development Services (“DDS”), Active Pharmaceutical Ingredients (“API”) and Drug Product Manufacturing (“DPM”) segments. DDS includes activities such as drug lead discovery, optimization, drug development and small scale commercial manufacturing. API includes pilot to commercial scale manufacturing of active pharmaceutical ingredients and intermediates. DPM includes pre-formulation, formulation and process development through commercial scale production of complex liquid-filled and lyophilized sterile injectable and ophthalmic formulations. Corporate activities include sales and marketing and administrative functions, as well as research and development costs that have not been allocated to the operating segments.

Revenue

Total contract revenue

Contract revenue consists primarily of fees earned under manufacturing or service contracts with third-party customers. Contract revenue for each of our DDS, API and Drug Product segments were as follows:

	Three Months Ended March 31,
(in thousands)	2016	2015

DDS	$23,203	$17,873
API	54,702	37,848
DPM	24,933	19,410
Total	$102,838	$75,131

DDS contract revenue for the three months ended March 31, 2016 increased from the prior year period primarily due to incremental revenue of $2,712 from our acquisition of the Whitehouse business in December 2015, a full quarter of revenue from SSCI of $2,627, and increased demand in our U.S. small scale development and U.S. chemistry service, partially offset by a decrease in revenue from our Singapore facility as a result of restructuring activity. We currently expect DDS revenue for full year 2016 to increase from amounts in 2015 driven by increased demand for our services due partially to the launch of the integrated discovery facility in Buffalo, New York, improved facility utilization at all of our sites as well as incremental revenue from our acquisition of SSCI and Whitehouse.

API contract revenue for the three months ended March 31, 2016 increased from the prior year period primarily from our acquisition of Gadea in July 2015, which provided incremental revenues of $20,400. We currently expect continued growth in API contract revenue for full year 2016 due to on-going demand for our commercial and clinical manufacturing services worldwide, and a full year of revenue from our acquisition of Gadea.

DPM contract revenue for the three months ended March 31, 2016 increased from the prior year period due to increased demand at our Burlington, MA and Albuquerque, NM facilities. We currently expect continued growth in DPM contract revenue due to continued demand of our commercial and development services at our Burlington, MA and Albuquerque, NM facilities, and incremental revenue from our acquisition of Gadea in July 2015.

Recurring royalty revenue

Three Months Ended March 31,
2016	2015
(in thousands)

$2,741	$6,685

Our recurring royalties consist of revenue received in conjunction with a Development and Supply Agreement with Allergan. In 2015, we also received royalties on worldwide sales of Allegra/Telfast and Sanofi over-the-counter product and authorized generics, which ended in the second quarter of 2015. During the third quarter of 2015, we began earning royalties under an agreement with a customer of Gadea, as a result of the acquisition. Recurring royalties decreased during the three months ended March 31, 2016 as compared to 2015 as a result of patent expirations associated with Allegra/Telfast during the second quarter of 2015. These amounts were partially offset by an increase in the other royalties during the periods. We currently expect full year 2016 recurring royalties to decline due to the expiration of the patents underlying the Allegra/Telfast royalties in the second quarter of 2015.

The recurring royalties on the sales of Allegra/Telfast have historically provided a material portion of our revenues, earnings and operating cash flows. All patents covered by our license agreements expired during the second quarter of 2015, and we will not receive any additional royalties on the sales of fexofenadine product in future periods. We continue to develop our business in an effort to supplement the revenues, earnings and operating cash flows that have historically been provided by Allegra/Telfast royalties.

Costs and Expenses

Cost of contract revenue

Cost of contract revenue consists of compensation and associated fringe benefits for employees, chemicals, depreciation and other indirect project related costs. Cost of contract revenue for our DDS, API and DPM segments were as follows:

Segment	Three Months Ended March 31,
(in thousands)	2016	2015

DDS	$17,170	$13,705
API	40,921	28,583
DPM	21,272	15,851
Total	$79,363	$58,139

DDS Gross Margin	26.0%	23.3%
API Gross Margin	25.2%	24.5%
DPM Gross Margin	14.7%	18.3%
Total Gross Margin	22.8%	22.7%

DDS contract revenue gross margin percentage increased for the three months ended March 31, 2016 compared to the same period in 2015. This increase is primarily due to higher margin revenues as a result of our Whitehouse acquisition and a full quarter of our SSCI facility. We currently expect DDS contract margin for full year 2016 to improve over amounts recognized in full year 2015 primarily due to the full year benefit of previous cost reduction initiatives and facility optimization as well as higher margin revenues from our acquisition of SSCI and Whitehouse.

API contract revenue gross margin percentages increased for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to our acquisition of Gadea in July of 2015. We currently expect improvement in API contract margins for full year 2016 over amounts recognized in 2015 driven by an increase in capacity utilization as well as a full year of Gadea operations.

DPM contract revenue gross margin percentage decreased for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to the mix of sales of higher margin products in the first quarter of 2015. We currently expect contract margins for full year 2016 to remain consistent as compared to 2015.

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

Three Months Ended March 31,
2016	2015
(in thousands)

$-	$382

Technology incentive award expense decreased for the three months ended March 31, 2016 as compared to the same period in the prior year due to the decrease in Allegra recurring royalty revenue as discussed above.

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

Research and development expenses were as follows:

Three Months Ended March 31,
2016	2015
(in thousands)

$3,168	$490

R&D expense for the three months ended March 31, 2016 increased compared to the same period in 2015 primarily as a result of development efforts towards new niche generic products. We currently expect full year 2016 R&D expense to be higher than 2015 in line with our strategy and due to our acquisition of Gadea.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist of compensation and related fringe benefits for sales, marketing, operational and administrative employees, professional service fees, marketing costs and costs related to facilities and information services. SG&A expenses were as follows:

Three Months Ended March 31,
2016	2015
(in thousands)

$24,600	$17,474

SG&A expenses for the three months ended March 31, 2016 increased compared to the same period in 2015 primarily due to costs associated with investments made to grow the business, merger and acquisition activities, ERP implementation costs as well as incremental SG&A costs from the acquisition of Gadea, Whitehouse and a full quarter of SSCI. We currently expect SG&A expenses for full year 2016 to increase due to a full year of operations at our Gadea, Whitehouse and SSCI locations and incremental costs to grow the business, but to remain relatively consistent as a percentage of revenue when compared to 2015.

Restructuring and other charges

Three Months Ended March 31,
2016	2015
(in thousands)

$2,600	$1,487

In the first quarter of 2015, we announced a proposal, subject to consultation with our U.K. workforce, to close our U.K. facility in Holywell, Wales, within the API segment, by the fourth quarter of 2015. Additionally, we made resource changes at the DDS Singapore site to optimize the cost profile of the facility. These actions were consistent with our ongoing efforts to consolidate our facility resources to more effectively utilize our resource pool and to further reduce our facility cost structure.

Restructuring charges for the three months ended March 31, 2016 consisted primarily of U.K. termination charges, employee termination costs and transitioning activities at our Singapore facility and costs associated with the transfer of continuing products from the Holywell, U.K. facility to our other manufacturing locations.

Restructuring charges for the three months ended March 31, 2015 consisted primarily of personnel realignment costs at the U.K. facility, and also included costs associated with the closure of the Syracuse, NY and Bothell, WA sites, which ceased operations in 2014 and 2012, respectively.

Impairment charges

Three Months Ended March 31,
2016	2015
(in thousands)

$-	$2,615

During the three months ended March 31, 2015, we recorded property and equipment impairment charges of $2.6 million in our API segment associated with the Company’s decision to cease operations at our U.K. facility in Holywell, Wales. There were no similar charges taken in the first quarter of 2016.

Interest expense, net

	Three Months Ended March 31,
(in thousands)	2016	2015

Interest expense	$(7,138)	$(3,042)
Interest income	2	6
Interest expense, net	$(7,136)	$(3,036)

Net interest expense increased for the three months ended March 31, 2016 from the same period in 2015 primarily due to increased levels of outstanding debt used to finance our 2015 acquisitions, as well as an increase in amortization of deferred financing costs related to our credit facility.

Other (expense) income, net

Three Months Ended March 31,
2016	2015
(in thousands)

$(997)	$469

Other (expense) income changed from income in the three months ended March 31, 2015 to expense in the 2016 period due to the fluctuation in exchange rates associated with foreign currency transactions and the revaluation of dollar-denominated assets at international business locations.

Income tax (benefit) expense

Three Months Ended March 31,
2016	2015
(in thousands)

$(2,218)	$885

Income tax was a benefit for the three months ended March 31, 2016 as compared to an expense for the same period in 2015. This was due to an increase in pre-tax loss realized in the current quarter versus the quarter ended March 31, 2015.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows and proceeds from borrowings. As of March 31, 2016, we had $47.2 million in cash, cash equivalents, and restricted cash and $417.3 million in bank and other related debt (at face value).

During the first three months of 2016, we generated cash of $11.7 million from operating activities, compared to cash provided by operations of $4.4 million during the same period in 2015. The increase was primarily driven by improvements in working capital during 2016. During the three months ended March 31, 2016, cash used in investing activities was $11.7 million, resulting primarily from the use of $11.6 million in cash for the acquisition of property and equipment. For the same period in 2015, cash used in investing activities was $63.5 million, resulting primarily from the use of $35.8 million to acquire SSCI, $23.5 million to acquire the facility in Glasgow, U.K., and $4.1 million used for the acquisition of property and equipment. Additionally, during the three months ended March 31, 2016, cash used in financing activities was $5.9 million, relating primarily to $5.8 million in principal payments on long-term debt. During the same period in 2015, we generated cash of $41.1 million from financing activities, relating primarily to borrowings on our revolving credit facility and proceeds from stock issuances resulting from exercises of stock options and employee stock purchase plan purchases.

Working capital, defined as current assets less current liabilities, was $172.4 million at March 31, 2016 as compared to $181.1 million as of December 31, 2015. This decrease primarily relates to cash used in the purchase of property and equipment.

Convertible Senior Notes

On December 4, 2013, we completed a private offering of 2.25% Cash Convertible Senior Notes (the “Notes”), in the aggregate principal amount of $150 million, between us and Wilmington Trust, National Association, as Trustee.  The Notes mature on November 15, 2018, unless earlier repurchased or converted into cash in accordance with their terms prior to such date, and interest is paid in arrears semiannually on each May 15 and November 15 at an annual rate of 2.25% beginning on May 15, 2014. The Notes were offered and sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933.

The Notes are not convertible into our common stock or any other securities under any circumstances. Holders may convert their Notes solely into cash at their option at any time prior to the close of business on the business day immediately preceding May 15, 2018 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2013 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per thousand dollars principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after May 15, 2018 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes solely into cash at any time, regardless of the foregoing circumstances. Upon conversion, in lieu of receiving shares of our common stock, a holder will receive, per thousand dollars principal amount of Notes, an amount in cash equal to the settlement amount, determined in the manner set forth in the indenture. The initial conversion rate is 63.9844 shares of our common stock per thousand dollars principal amount of Notes (equivalent to an initial conversion price of approximately $15.63 per share of common stock). The conversion rate is subject to adjustment in some events as described in the Indenture but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, we have agreed to pay a cash make-whole premium by increasing the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event in certain circumstances as described in the indenture.

We may not redeem the Notes prior to the maturity date, and no sinking fund is provided for the Notes.

The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. As of March 31, 2016, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

We refer to the policies and estimates set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes or modifications to the policies since December 31, 2015.

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting”, which changes the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016 and for interim periods therein with early adoption permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

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

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period, be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: (Topic 606).” This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of ASC Topic 360, “Property, Plant, and Equipment,” and intangible assets within the scope of ASC Topic 350, “Intangibles-Goodwill and Other”) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of ASU 2014-09. This ASU is now effective for calendar years beginning after December 15, 2017. Early adoption is not permitted. We are currently evaluating the impact this ASU will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes with respect to the information on Quantitative and Qualitative Disclosures about Market Risk appearing in Part II, Item 7A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part II, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents share repurchases during the three months ended March 31, 2016:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 1, 2016 – January 31, 2016	17,564	$18.58	N/A	N/A
February 1, 2016 – February 29, 2016	13,907	$15.42	N/A	N/A
March 1, 2016 – March 31, 2016	11,427	$15.13	N/A	N/A
Total	42,898	$16.64	N/A	N/A

(1) Consists of shares repurchased by the Company for certain employee’s restricted stock that vested to satisfy minimum tax withholding obligations that arose on the vesting of the restricted stock.

Item 6.    Exhibits

Exhibit
Number	Description

10.1

Form of Indemnification Agreement between Albany Molecular Research, Inc. and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission on March 30, 2016, File No. 001-35622)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	XBRL (eXtensible Business Reporting Language). The following materials from Albany Molecular Research, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) notes to consolidated financial statements.

* This certification is not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALBANY MOLECULAR RESEARCH, INC.

Date: May 10, 2016	By:	/s/ Felicia I. Ladin
Felicia I. Ladin
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

