Form 10-Q
period 2016-06-30
ALBANY MOLECULAR RESEARCH INC
filed 2016-08-05
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2016
Common Stock, $.01 par value	42,869,771 excluding treasury shares of 5,564,251

ALBANY MOLECULAR RESEARCH, INC.

PART I — FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements (Unaudited)

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except for per share data)	2016	2015	2016	2015

Contract revenue	$116,457	$85,226	$219,295	$160,358
Recurring royalties	4,353	4,322	7,094	11,007
Total revenue	120,810	89,548	226,389	171,365

Cost of contract revenue	82,214	64,668	161,577	122,807
Technology incentive award	—	179	—	560
Research and development	3,479	384	6,647	875
Selling, general and administrative	27,924	16,518	52,525	33,992
Restructuring and other charges	526	1,632	3,126	3,119
Impairment charges	201	—	201	2,615
Total operating expenses	114,344	83,381	224,076	163,968

Income from operations	6,466	6,167	2,313	7,397

Interest expense, net	(7,064)	(3,179)	(14,200)	(6,214)
Other (expense) income, net	(5,661)	634	(6,657)	1,103

(Loss) income before income taxes	(6,259)	3,622	(18,544)	2,286

Income tax expense	15,008	1,315	12,791	2,202

Net (loss) income	$(21,267)	$2,307	$(31,335)	$84

Basic (loss) income per share	$(0.61)	$0.07	$(0.90)	$0.00

Diluted (loss) income per share	$(0.61)	$0.07	$(0.90)	$0.00

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income	$(21,267)	$2,307	$(31,335)	$84
Foreign currency translation (loss) gain	(5,761)	1,742	33	596
Net actuarial gain on pension and postretirement benefits	115	154	230	308
Total comprehensive (loss) income	$(26,913)	$4,203	$(31,072)	$988

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(All amounts in thousands, except per share data)	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$30,675	$49,343
Restricted cash	713	2,966
Accounts receivable, net	100,589	110,427
Royalty income receivable	5,992	6,184
Inventory	93,174	89,231
Prepaid expenses and other current assets	22,504	16,159
Income taxes receivable	1,449	5,419
Property and equipment held for sale	1,557	516
Total current assets	256,653	280,245

Property and equipment, net	222,011	209,508
Notes hedges	37,316	76,393
Goodwill	170,702	169,471
Intangible assets and patents, net	117,035	120,204
Deferred income taxes	—	6,342
Other assets	2,789	3,404
Total assets	$806,506	$865,567
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$72,479	$68,209
Deferred revenue and licensing fees	10,317	14,718
Accrued pension benefits	436	578
Hedge liability	6,401	—
Current installments of long-term debt	13,082	15,591
Total current liabilities	102,715	99,096
Long-term liabilities:
Long-term debt, excluding current installments, net	370,798	373,692
Notes conversion derivative	37,316	76,393
Income taxes payable	2,101	2,956
Pension and postretirement benefits	6,627	6,909
Deferred income taxes	20,166	16,405
Other long-term liabilities	3,851	2,893
Total liabilities	543,574	578,344

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares, 41,345 shares issued as of June 30, 2016 and 41,130 shares issued as of December 31, 2015	413	411
Additional paid-in capital	303,886	296,337
Retained earnings	45,996	77,331
Accumulated other comprehensive loss, net	(18,138)	(18,401)
	332,157	355,678
Less, treasury shares at cost, 5,560 shares as of June 30, 2016 and 5,512 shares as of December 31, 2015	(69,225)	(68,455)
Total stockholders’ equity	262,932	287,223
Total liabilities and stockholders’ equity	$806,506	$865,567

See notes to unaudited condensed consolidated financial statements.

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015

Operating activities
Net (loss) income	$(31,335)	$84
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and intangible asset amortization	16,280	11,762
Deferred financing costs amortization	1,938	534
Accretion of discount on long-term debt	3,649	3,057
Unrealized loss on hedge instrument	6,401	—
Deferred income taxes	9,667	826
(Gain) loss on disposal of property and equipment	(139)	101
Impairment charges	201	2,615
Allowance for bad debts	275	509
Stock-based compensation expense	4,630	3,019
Excess tax benefit of stock option exercises	—	(1,727)
Changes in operating assets and liabilities that provide (use) cash, net of impact of business combinations:
Accounts receivable	9,886	43
Royalty income receivable	274	611
Inventory	(3,203)	(10,481)
Prepaid expenses and other assets	(5,729)	456
Accounts payable and accrued expenses	1,180	10,318
Income taxes	3,969	1,894
Deferred revenue and licensing fees	(4,225)	(3,573)
Pension and postretirement benefits	(70)	36
Other long-term liabilities	1,592	(72)
Net cash provided by operating activities	15,241	20,012

Investing activities
Purchases of businesses, net of cash acquired	(1,056)	(59,656)
Purchases of property and equipment	(24,966)	(7,541)
Payments for patent applications and other costs	(158)	(54)
Proceeds from disposal of property and equipment	675	31
Net cash used in investing activities	(25,505)	(67,220)

Financing activities
Borrowings on long-term debt	250	39,000
Principal payments on long-term debt	(10,773)	(376)
Deferred financing costs	—	(11)
Change in restricted cash	2,253	1,052
Proceeds from sale of common stock	903	2,087
Purchases of treasury stock	(770)	(617)
Excess tax benefit of stock option exercises	—	1,727
Net cash (used in) provided by financing activities	(8,137)	42,862

Effect of exchange rate changes on cash and cash equivalents	(267)	(93)

Decrease in cash and cash equivalents	(18,668)	(4,439)

Cash and cash equivalents at beginning of period	49,343	46,995

Cash and cash equivalents at end of period	$30,675	$42,556
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,603	$2,316
Income taxes	$1,101	$276

See notes to unaudited condensed consolidated financial statements.

(All amounts in thousands, except per share amounts, unless otherwise noted)

Note 1 — Summary of Operations and Significant Accounting Policies

Nature of Business and Operations

Albany Molecular Research, Inc. (the “Company”) is a leading global contract research and manufacturing organization providing customers fully integrated drug discovery, development, and manufacturing services. It supplies a broad range of services and technologies supporting the discovery and development of pharmaceutical products, the manufacturing of Active Pharmaceutical Ingredients (“API”) and the development and manufacturing of drug product for new and generic drugs, as well as research, development and manufacturing for the agrochemical and other industries. With locations in the United States, Europe, and Asia, the Company maintains geographic proximity to its customers and flexible cost models.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for any other period or for the year ending December 31, 2016. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as of and for the three and six month periods ended June 30, 2016. All intercompany balances and transactions have been eliminated during consolidation. Assets and liabilities of non-U.S. operations are translated at period-end rates of exchange, and the statements of operations are translated at the average rates of exchange for the period. Gains or losses resulting from translating non-U.S. currency financial statements are recorded in the unaudited condensed consolidated statements of comprehensive (loss) income and in accumulated other comprehensive loss in the accompanying unaudited condensed consolidated balance sheets. When necessary, prior years’ unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.

Use of Management Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in the accompanying consolidated financial statements include assumptions regarding the valuation of inventory, intangible assets, and long-lived assets, assumptions associated with the Company’s accounting for business combinations and goodwill impairment assessment, and the amount and realizability of deferred tax assets. Other significant estimates include assumptions utilized in determining actuarial obligations in conjunction with the Company’s pension and postretirement health plans, assumptions utilized in determining stock-based compensation, as well as those utilized in determining the value of both the notes hedges and the notes conversion derivative and the assumptions related to the collectability of receivables. Actual results can vary from these estimates.

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

The Company generates contract revenue under the following types of contracts:

Fixed-Fee. Under a fixed-fee contract, the Company charges a fixed agreed-upon amount for a deliverable. Fixed-fee contracts have fixed deliverables upon completion of the project. Typically, the Company recognizes revenue for fixed-fee contracts after projects are completed and when delivery is made or title and risk of loss otherwise transfers to the customer, and collection is reasonably assured. In certain instances, the Company’s customers request that the Company retain materials produced upon completion of the project due to the fact that the customer does not have a qualified facility to store those materials or for other reasons. In these instances, the revenue recognition process is considered complete when project documents have been delivered to the customer, as required under the arrangement, or other customer-specific contractual conditions have been satisfied.

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

Time and Materials. Under a time and materials contract, the Company charges customers an hourly rate plus reimbursement for chemicals and other project specific costs. The Company recognizes revenue for time and materials contracts based on the number of hours devoted to the project multiplied by the customer’s billing rate plus other project specific costs incurred.

Recurring Royalty and Milestone Revenues

Recurring Royalty Revenue. Recurring royalties have historically related to royalties under a license agreement with Sanofi based on the worldwide net sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere, as well as on sales of Sanofi’s authorized or licensed generics and sales by certain authorized sub-licensees. These royalty payments ceased in May 2015 due to the expiration of patents under the license agreement. The Company currently receives royalties on net sales of generic products sold by Allergan, plc (“Allergan”) in conjunction with a Development and Supply Agreement. The Company records royalty revenue in the period in which the net sales of the product occur. Royalty payments from Allergan are due within 60 days after each calendar quarter and are determined based on sales of the qualifying products in that quarter. The Company also receives royalties on certain other products.

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

In 2014, the Company entered into development and supply agreements with Genovi Pharmaceuticals Limited, which have subsequently been transferred to HBT Labs, Inc. (“HBT”), to manufacture select generic parenteral drug products for registration and subsequent commercialization in the U.S., Europe, and select emerging markets.

Under the terms of these HBT agreements, the Company may receive milestone payments for each drug product candidate upon achievement of certain development milestones including technology transfer activities, analytical development activities, and manufacture of regulatory submission batches.  Following U.S. Food and Drug Administration approval, the Company will supply generic parenteral drug products to HBT pursuant to the HBT agreements and receive payments based on HBT’s sales of such products.

The Company has determined these milestones payments to be substantive milestones in accordance with ASC 605-28-25, “Revenue Recognition – Milestone Method”. In evaluating these milestones, the Company considered the following:

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

For both the three and six months ended June 30, 2016 and 2015, no milestone revenue was recognized by the Company.

Proprietary Drug Development Arrangements

The Company has discovered and conducted the early development of several new drug candidates, and has out-licensed certain of these candidates to partners for further development in return for a potential combination of up-front license fees, milestone payments and recurring royalty payments if compounds resulting from the Company’s intellectual property are successfully developed into new drugs and reach the market. The Company does not anticipate milestone or recurring royalty payments under its current license arrangements to have a significant impact on the Company’s consolidated operating results, financial position, or cash flows.

Cash, Cash Equivalents and Restricted Cash

Cash equivalents consist of money market accounts and overnight deposits. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash and cash equivalents are held principally at four financial institutions and at times may exceed insured limits.  The Company has placed these funds in high quality institutions in order to minimize risk relating to exceeding insured limits.

Restricted cash balances at June 30, 2016 and December 31, 2015 are required as collateral for the letters of credit associated with the Company’s debt agreements.

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

Derivative Instruments and Hedging Activities

The Company accounts for derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”, which establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or a liability measured at fair value. Additionally, changes in a derivative’s fair value shall be recognized currently in earnings unless specific hedge accounting criteria are met. If the specific hedge accounting criteria are met, then changes in fair value are recorded in accumulative other comprehensive loss, net.

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” and ASU No. 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”. These amendments provide additional clarification and implementation guidance on the previously issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which is discussed below.

The amendments in ASU No. 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. ASU No. 2016-10 clarifies the following two aspects of ASU No. 2014-09; identifying performance obligations and licensing implementation guidance. ASU No. 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for consideration given by a vendor to a customer, as well as accounting for shipping and handling fees and freight services. ASU No. 2016-12 provides clarification to Topic 606 on how to assess collectability, present sales tax, treat noncash consideration, and account for completed and modified contracts at the time of transition. In addition, ASU No. 2016-12 clarifies that an entity retrospectively applying the guidance in Topic 606 is not required to disclose the effect of the accounting change in the period of adoption. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU No. 2014-09, which is effective for calendar years beginning after December 15, 2017. The Company is currently assessing the impact of these ASUs on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which changes the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016 and for interim periods therein with early adoption permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: (Topic 606).” This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of ASC Topic 360, “Property, Plant, and Equipment,” and intangible assets within the scope of ASC Topic 350, “Intangibles-Goodwill and Other”) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of ASU 2014-09. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. Early adoption is not permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period, be treated as a performance condition. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The adoption of this ASU as of January 1, 2016 did not have a material impact on the Company’s consolidated financial statements.

Note 2 — Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average common shares outstanding - basic	34,935	32,124	34,826	31,999
Dilutive effect of warrants	—	179	—	90
Dilutive effect of share-based compensation	—	923	—	950
Weighted average common shares outstanding - diluted	34,935	33,226	34,826	33,039

The Company has excluded certain outstanding stock options, non-vested restricted stock and warrants from the calculation of diluted earnings per share for the three and six months ended June 30, 2016 and 2015 because of anti-dilutive effects. The weighted average number of anti-dilutive common equivalents outstanding (before the effects of the treasury stock method) was 11,662 and 271 for the three months ended June 30, 2016 and 2015, respectively, and 11,765 and 194 for the six months ended June 30, 2016 and 2015, respectively. These amounts are not included in the calculation of weighted average common shares outstanding.

Note 3 — Business Acquisitions

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

July 16, 2015
Assets Acquired
Accounts receivable	$23,756
Prepaid expenses and other current assets	3,334
Inventory	47,400
Property and equipment	29,420
Deferred tax assets	1,115
Intangible assets	58,200
Goodwill	51,358
Other long term-assets	1,760
Total assets acquired	$216,343

Liabilities Assumed
Accounts payable and accrued expenses	$18,103
Debt	44,523
Income taxes payable	5,422
Deferred income taxes	19,179
Other long-term liabilities	1,544
Total liabilities assumed	88,771
Net assets acquired	$127,572

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

The purchase price allocation was adjusted in the second quarter of 2016 to reduce the estimated uncertain tax position liabilities associated with pre-acquisition tax years by $498, and to reduce the corresponding indemnification receivable from the seller by $293. These adjustments resulted in a net decrease of goodwill of $205.

The Company has attributed the goodwill of $51,358 to an expanded global footprint and additional market opportunities that the Gadea business offers. The goodwill has been allocated between business segments, with API of $30,879 and DPM of $20,479, and is not deductible for tax purposes. Intangible assets acquired consisted of customer relationships of $24,000 (with an estimated life of 13 years), a tradename of $4,100 (with an indefinite estimated life), intellectual property of $11,900 (with an estimated life of 15 years), in-process research and development of $18,000 (with an indefinite estimated life), and $200 of order backlog.

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

The following table shows the unaudited pro forma statements of operations for the three and six months ended June 30 2015, as if the Gadea, Whitehouse, Glasgow and SSCI acquisitions had occurred on January 1, 2014. This pro forma information does not purport to represent what the Company’s actual results would have been if the acquisitions had occurred as of the date indicated or what such results would be for any future periods.

	Three months ended	Six months ended
	June 30, 2015	June 30, 2015
Total revenues	$117,687	$222,327
Net income	7,462	7,305

Pro forma weighted average basic shares	34,461	34,336
Pro forma weighted average diluted shares	35,563	35,376

Pro forma earnings per share:
Basic	$0.22	$0.21
Diluted	$0.21	$0.21

The following table shows the pro forma adjustments made to the weighted average shares outstanding for the three and six months ended June 30, 2015:

	Three months ended	Six months ended
	June 30, 2015	June 30, 2015
Weighted average common shares outstanding - basic	32,124	31,999
Pro forma impact of acquisition consideration	2,337	2,337
Pro forma weighted average common shares outstanding -basic	34,461	34,336
Dilutive effect of warrants	179	90
Dilutive effect of share-based compensation	923	950
Pro forma weighted average common shares outstanding -diluted	35,563	35,376

For the three and six month periods ended June 30, 2015, pre-tax net income was adjusted by reducing expenses by $247 and $1,232, respectively, for acquisition related costs and increasing expenses by $1,133 and $2,440, respectively, for purchase accounting related depreciation and amortization.

The Company partially funded the acquisition of Whitehouse utilizing the proceeds from a $30,000 revolving line of credit. For purposes of presenting the pro forma statements of operations for the three and six months ended June 30, 2015, the Company has assumed that it borrowed on the revolving line of credit on January 1, 2014 for an amount sufficient to fund the cash consideration to acquire Whitehouse as of that date. The pro forma statements of operations for the three and six months ended June 30, 2015 reflects the recognition of interest expense that would have been incurred on the revolving line of credit had it been entered into on January 1, 2014. The Company has recorded $425 and $850, respectively, of pro forma interest expense on the revolving line of credit for the purposes of presenting the pro forma statements of operations for the three and six months ended June 30, 2015.

The Company partially funded the acquisition of Gadea utilizing the proceeds from a $200,000 term loan that was provided for in conjunction with a $230,000 senior secured credit agreement (the “Credit Agreement”) with Barclays Bank PLC that was completed in July 2015 (see note 5). The Company did not have sufficient cash on hand to complete the acquisition as of January 1, 2014. For the purposes of presenting the pro forma statements of operations for the three and six months ended June 30, 2015, the Company has assumed that it entered into the Credit Agreement on January 1, 2014 for an amount sufficient to fund the preliminary cash consideration to acquire Gadea as of that date. The pro forma statements of operations for the three and six months ended June 30, 2015 reflect the recognition of interest expense that would have been incurred on the Credit Agreement had it been entered into on January 1, 2014. The Company has recorded $2,100 and $4,200, respectively of pro forma interest expense on the Credit Agreement for the purposes of presenting the pro forma statements of operations for the three and six months ended June 30, 2015.

Note 4 — Inventory

Inventory consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Raw materials	$42,398	$37,483
Work in process	22,182	29,341
Finished goods	28,594	22,407
Total inventory	$93,174	$89,231

Note 5 — Debt

The following table summarizes long-term debt:

	June 30, 2016	December 31, 2015
Convertible senior notes, net of unamortized debt discount	$132,225	$128,917
Term loan, net of unamortized discount	197,186	198,343
Revolving credit facility	30,000	30,000
Industrial development authority bonds	—	2,080
Various borrowings with institutions, Gadea loans	33,031	39,655
Capital leases – equipment & other	282	111
	392,724	399,106
Less deferred financing fees	(8,844)	(9,823)
Less current portion	(13,082)	(15,591)
Total long-term debt	$370,798	$373,692

The aggregate maturities of long-term debt, exclusive of unamortized debt discount of $19,089 at June 30, 2016, are as follows:

2016 (remaining)	$6,417
2017	11,835
2018	354,561
2019	5,944
2020	31,996
Thereafter	1,060
Total	$411,813

Term Loan

The components of the term loan under the Company’s Second Amended and Restated Credit Agreement with Barclays Bank PLC, dated as of August 19, 2015 (the “Second Restated Credit Agreement”) were as follows:

	June 30, 2016	December 31, 2015
Principal amount – term loan	$198,500	$200,000
Unamortized debt discount	(1,314)	(1,657)
Net carrying amount of term loan	$197,186	$198,343

Convertible Senior Notes

On December 4, 2013, the Company completed a private offering of $150,000 aggregate principal amount of 2.25% Cash Convertible Senior Notes (the “Notes”).  The Notes mature on November 15, 2018, unless earlier repurchased or converted into cash in accordance with their terms prior to such date and interest is paid in arrears semiannually on each May 15 and November 15 at an annual rate of 2.25% beginning on May 15, 2014. The Notes were offered and sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”).

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

The cash conversion feature of the Notes (“Notes Conversion Derivative”) requires bifurcation from the Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is accounted for as a derivative liability. The fair value of the Notes Conversion Derivative at the time of issuance of the Notes was $33,600 and was recorded as original debt discount for purposes of accounting for the debt component of the Notes. This discount is amortized as interest expense using the effective interest method over the term of the Notes. For the three months ended June 30, 2016 and 2015, the Company recorded $1,664 and $1,542, respectively, and for the six months ended June 30, 2016 and 2015, the Company recorded $3,308 and $3,057, respectively, of amortization of the debt discount as interest expense based upon an effective rate of 7.69%.

The components of the Notes were as follows:

	June 30, 2016	December 31, 2015
Principal amount	$150,000	$150,000
Unamortized debt discount	(17,775)	(21,083)
Net carrying amount of Notes	$132,225	$128,917

In connection with the pricing of the Notes, on November 19, 2013, the Company entered into cash convertible note hedge transactions (“Notes Hedges”) relating to a notional number of shares of the Company’s common stock underlying the Notes with two counterparties (the “Option Counterparties”). The Notes Hedges, which are cash-settled, are intended to reduce the Company’s exposure to potential cash payments that it is required to make upon conversion of the Notes in excess of the principal amount of converted Notes if the Company’s common stock price exceeds the conversion price. The Notes Hedges are accounted for as a derivative instrument in accordance with ASC Topic 815. The aggregate cost of the note hedge transaction was $33,600.

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

Neither the Notes Conversion Derivative nor the Notes Hedges qualify for hedge accounting, thus any changes in the fair market value of the derivatives is recognized immediately in the statement of operations. As of June 30, 2016 and December 31, 2015, the changes in fair market value of the Notes Conversion Derivative and the Notes Hedges were equal, therefore there was no change in fair market value that was recognized in the statement of operations.

The following table summarizes the fair value and the presentation in the consolidated balance sheet:

	Location on Balance Sheet	June 30, 2016	December 31, 2015
Notes Hedges	Other assets	$37,316	$76,393
Notes Conversion Derivative	Other liabilities	$(37,316)	$(76,393)

IDA Bonds

In May 2016, the sale of the Company’s Syracuse, NY facility, within the DDS operating segment, was completed for $675. Commensurate with the sale of the facility, the industrial development authority (“IDA”) bonds associated with the facility were repaid in full, with a final payment of $1,760.

Note 6 — Facilities Impairment, Restructuring and Other Charges

In April 2015, the Company announced a restructuring plan with respect to certain operations in the U.K. within its API business segment. In connection with the restructuring plan, the Company ceased all operations at its Holywell, U.K. facility in the fourth quarter of 2015. The Company recorded $569 and $1,565 in charges for reduction in force and termination benefits and other restructuring-related charges related to the U.K. facility during the three and six months ended June 30, 2016, respectively. In conjunction with the Company’s actions to cease operations at its Holywell, U.K. facility, the Company also recorded property and equipment impairment charges in the API segment of $2,550 in the first quarter of 2015. These charges are included under the caption “impairment charges” on the consolidated statement of operations. Also in 2015, the Company made additional resource changes at its Singapore site (within the DDS segment) to optimize the cost profile of the facility, which resulted in restructuring charges of $491 and $1,918 during the three and six months ended June 30, 2016. Equipment that was not transferred or recovered through sale was subject to accelerated depreciation over the remaining operating period of the facility, which terminated in the first quarter of 2016.

In the second quarter of 2016, Cedarburg Pharmaceuticals, Inc. entered into a sublease for a closed facility. The previously recorded restructuring charges and associated liability were reversed for an amount of $634, which is equivalent to the sublease payments. Other restructuring and other charges for various sites at the three and six months ended June 30, 2016, were $100 and $277, respectively.

Restructuring and other charges for the three months ended June 30, 2016 and 2015 were $526 and $1,632, respectively, and for the six months ended June 30, 2016 and 2015 were $3,126 and $3,119, respectively, consisting primarily of U.K. termination charges and costs associated with the transfer of continuing products from the Holywell, U.K. facility to the Company’s other manufacturing locations, resource optimization charges at the Company’s Singapore facility and lease termination and other charges associated with the previously announced restructuring at the Company’s Syracuse, NY facility.

The following table displays the restructuring activity and liability balances for the six-month period ended as of June 30, 2016:

	Balance at January 1, 2016	Charges/ (reversals) (1)	Amounts Paid	Foreign Currency Translation & Other Adjustments (1)	Balance at June 30, 2016

Termination benefits and personnel realignment	$539	$615	(1,021)	(48)	$85
Lease termination and relocation charges	2,153	(39)	(2,023)	58	149
Other	—	2,550	(1,354)	(1,102)	94
Total	$2,692	$3,126	(4,398)	(1,092)	$328
(1)	Included in other restructuring charges are non-cash accelerated depreciation charges of $1,145 related to our Singapore facility.

Termination benefits and personnel realignment costs related to severance packages, outplacement services, and career counseling for employees affected by the restructuring. Lease termination charges related to estimated costs associated with exiting a facility, net of estimated sublease income.

Restructuring charges are included under the caption “Restructuring and other charges” in the consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 and the restructuring liabilities are included in “Accounts payable and accrued expenses” and “other long-term liabilities” on the consolidated balance sheets at June 30, 2016 and December 31, 2015.

Anticipated cash outflow related to the above restructuring liability as of June 30, 2016 for the remainder of 2016 is approximately $228.

The Company is currently marketing its Holywell, U.K. facility for sale. The facility is an asset of the API operating segment and is classified as for held for sale with the long-lived assets segregated to a separate line on the consolidated balance sheets until they are sold. Depreciation expense on the facility has ceased. The carrying value of the facility is $1,557 at June 30, 2016. The Company expects to sell the facility within one year.

Note 7 — Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2016 were as follows:

	DDS	API	DPM	Total
Balance as of December 31, 2015	$45,987	$46,182	$77,302	$169,471
Measurement period adjustments	62	1,211	—	1,273
Foreign exchange translation	—	647	(689)	(42)
Balance as of June 30, 2016	$46,049	$48,040	$76,613	$170,702

The components of intangible assets are as follows:

	Cost	Impairment	Accumulated Amortization	Foreign exchange translation	Net	Amortization Period
June 30, 2016
Patents and Licensing Rights	$20,511	$(2,709)	$(3,454)	$(352)	$13,996	2-16 years
Customer Relationships	86,774	—	(7,357)	58	79,475	5-20 years
Tradename	4,100	—	—	34	4,134	indefinite
In-Process Research and Development	18,000	—	—	151	18,151	indefinite
Trademarks	2,200	—	(921)	—	1,279	5 years
Order Backlog	200	—	(202)	2	—	n/a
Total	$131,785	$(2,709)	$(11,934)	$(107)	$117,035

	Cost	Impairment	Accumulated Amortization	Foreign exchange translation	Net	Amortization Period
December 31, 2015
Patents and Licensing Rights	$20,352	$(2,508)	$(3,004)	$(165)	$14,675	2-16 years
Customer Relationships	86,774	—	(4,303)	(408)	82,063	5-20 years
Tradename	4,100	—	—	(57)	4,043	indefinite
In-Process Research and Development	18,000	—	—	(250)	17,750	indefinite
Trademarks	2,200	—	(727)	—	1,473	5 years
Order Backlog	200	—	—	—	200	n/a
Total	$131,626	$(2,508)	$(8,034)	$(880)	$120,204

Amortization expense related to intangible assets was $1,958 and $677 for the three months ended June 30, 2016 and 2015, respectively, and $3,900 and $1,427 for the six months ended June 30, 2016 and 2015, respectively. The weighted average amortization period is 12.4 years.

The following chart represents estimated future annual amortization expense related to intangible assets:

Year ending December 31,
2016 (remaining)	$3,724
2017	7,622
2018	7,617
2019	7,611
2020	7,598
Thereafter	60,578
Total	$94,750

Note 8 — Income Taxes

During the three month period ended June 30, 2016, the Company established a valuation allowance against its U.S. deferred tax assets in the amount of $8,467.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income, either in prior years available for carryback claims or in the future. Management considers all available evidence in support of its ability to utilize its deferred tax assets, including the following:

•	Cumulative income or loss in recent years

•	Taxable income in recent years against which future losses may be carried back

•	Future reversals of existing temporary differences

•	Forecasted future taxable income

•	Tax planning strategies

In evaluating this evidence, management considered the appropriate weighting to be assigned regarding each source of income, including the following facts:

•	The Company is in a cumulative loss position.

•	The analysis takes into consideration the fact that all taxable income realized in prior years has previously been fully absorbed by the Company’s net operating loss generated in 2015.

•	Future reversals of temporary differences are not significant when both deferred tax assets and deferred tax liabilities are considered.

•	As of the period ended March 31, 2016, the Company had forecasted sufficient future income to realize its net operating loss carryovers by December 31, 2019. However, the Company did not achieve forecasted U.S. taxable income results for the three month period ended June 30, 2016 and reduced its 2016 full year forecasted U.S. taxable income estimates.

Based upon the level and weighting of available evidence, including cumulative losses in recent years and reduced weighting on forecasted future earnings, management concluded that it is more likely than not that all of the U.S. deferred tax assets will not be realized and a full valuation allowance was recorded as of June 30, 2016.

Although not considered in determining the need to recognize a valuation allowance against its U.S. deferred tax assets as of June 30, 2016, the Company acquired Euticals on July 11, 2016 (see Note 16 for additional details). As a result of additional U.S. debt borrowed to execute the acquisition of Euticals, the Company expects to incur substantial interest expense in future periods, which will substantially reduce U.S. taxable income in the future, making it less likely that the U.S. deferred tax assets will be realized. The Company will continue to evaluate all positive and negative evidence in support of its deferred tax assets in the future, as changes in temporary differences, tax laws, and operating performance may require a change in the need for a valuation allowance. If the Company determines the valuation allowance should be reversed in a future period, the resulting adjustment would be recorded as a tax benefit in the Consolidated Statements of Operations, and such amount may be material.

Note 9 — Share-Based Compensation

During the three and six months ended June 30, 2016, the Company recognized total share based compensation cost of $2,484 and $4,630, respectively, as compared to total share-based compensation cost for the three and six months ended June 30, 2015 of $1,464 and $3,019, respectively.

The Company grants share-based compensation, including restricted shares, under its 1998 Stock Option Plan, its 2008 Stock Option and Incentive Plan, as amended, as well as its 1998 Employee Stock Purchase Plan, as amended (“ESPP”). The 1998 Stock Option Plan, the 2008 Stock Option and Incentive Plan and ESPP are together referred to as the “Stock Option and Incentive Plans”.

Restricted Stock

A summary of unvested restricted stock activity during the six months ended June 30, 2016 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding, January 1, 2016	1,020	$13.71
Granted	444	$14.75
Vested	(184)	$13.16
Forfeited	(25)	$10.21
Outstanding, June 30, 2016	1,255	$14.23

As of June 30, 2016, there was $13,755 of total unrecognized compensation cost related to unvested restricted shares. That cost is expected to be recognized over a weighted-average period of 2.81 years. 302 restricted shares outstanding have market-based vesting provisions. The grant date fair value assumptions for these shares contain a vesting probability factor to reflect the Company’s expectation that not all shares will vest. Of the remaining 953 restricted shares outstanding, the Company currently expects all shares to vest.

Stock Options

The fair value of each stock option award is estimated at the date of grant using the Black-Scholes valuation model based on the following assumptions:

	For the Six Months Ended June 30,
	2016	2015
Expected life in years	5	5
Risk free interest rate	1.25%	1.59%
Volatility	42%	42%
Dividend yield	—	—

A summary of stock option activity under the Company’s Stock Option and Incentive Plans during the six months ended June 30, 2016 is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2016	1,439	$8.20
Granted	295	$15.77
Exercised	(64)	$4.67
Forfeited	(31)	$2.93
Expired	—	—
Outstanding, June 30, 2016	1,639	$9.80	5.72	$7,546
Options exercisable, June 30, 2016	1,023	$7.25	5.90	$6,935

The weighted average fair value of stock options granted for the six months ended June 30, 2016 and 2015 was $5.98 and $6.51, respectively. As of June 30, 2016, there was $2,781 of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.80 years. Of the 1,639 stock options outstanding, the Company currently expects all options to vest.

Employee Stock Purchase Plan

During the six months ended June 30, 2016 and 2015, 54 and 46 shares, respectively, were issued under the Company’s ESPP.

During the six months ended June 30, 2016 and 2015, cash received from stock option exercises and employee stock purchases under the ESPP was $903 and $2,087, respectively. The excess tax benefit realized for the tax deductions from share-based compensation was $0 and $1,727 for the six months ended June 30, 2016 and 2015, respectively.

Note 10 — Operating Segment Data

The Company has organized its operations into the DDS, API and DPM segments. The DDS segment includes activities such as drug lead discovery, optimization, drug development, analytical services and small scale commercial manufacturing. API includes pilot to commercial scale manufacturing of active pharmaceutical ingredients and intermediates and high potency and controlled substance manufacturing. DPM includes pre-formulation, formulation and process development through commercial scale production of complex liquid-filled and lyophilized injectable formulations. Corporate activities include sales and marketing and administrative functions, as well as research and development costs that have not been allocated to the operating segments.

The following table contains earnings data by operating segment, reconciled to totals included in the unaudited condensed consolidated financial statements:

	Contract Revenue	Recurring Royalty Revenue	Income (Loss) from Operations	Depreciation and Amortization
For the three months ended June 30, 2016
DDS	$25,820	$—	$6,534	$2,448
API	65,447	4,353	21,430	3,449
DPM	25,190	—	6,426	1,859
Corporate (a)	—	—	(27,924)	—
Total	$116,457	$4,353	$6,466	$7,756

	Contract Revenue	Recurring Royalty Revenue	Income (Loss) from Operations	Depreciation and Amortization
For the three months ended June 30, 2015
DDS (b)	$21,399	$1,787	$6,902	$2,134
API	39,997	2,535	12,174	2,301
DPM (b)	23,830	—	3,609	1,842
Corporate (a)	—	—	(16,518)	—
Total	$85,226	$4,322	$6,167	$6,277

	Contract Revenue	Recurring Royalty Revenue	Income (Loss) from Operations	Depreciation and Amortization
For the six months ended June 30, 2016
DDS	$49,023	$—	$11,086	$6,039
API	120,149	7,094	34,056	6,571
DPM	50,123	—	9,696	3,670
Corporate (a)	—	—	(52,525)	—
Total	$219,295	$7,094	$2,313	$16,280

	Contract Revenue	Recurring Royalty Revenue	Income (Loss) from Operations	Depreciation and Amortization
For the six months ended June 30, 2015
DDS (b)	$39,273	$5,604	$14,252	$3,960
API	77,845	5,403	20,005	4,723
DPM (b)	43,240	—	7,132	3,079
Corporate (a)	—	—	(33,992)	—
Total	$160,358	$11,007	$7,397	$11,762

(a)	Corporate consists primarily of the general and administrative activities of the Company.

(b)	A portion of the 2015 amounts were reclassified from DDS to DPM to better align business activities within segments. This reclassification impacted contract revenue and income (loss) from operations for 2015.

The following table summarizes other information by segment as of, and for the six-month period ended June 30, 2016:

	DDS	API	DPM	Total
Long-lived assets including goodwill	$139,521	$210,998	$159,229	$509,748
Total assets	176,664	452,327	177,515	806,506
Goodwill included in total assets	46,049	48,040	76,613	170,702
Investments in unconsolidated affiliates	956	—	—	956
Capital expenditures	7,205	13,707	4,054	24,966

The following table summarizes other information by segment as of December 31, 2015 and for capital expenditures for the six-month period ended June 30, 2015:

	DDS	API	DPM	Total
Long-lived assets including goodwill	$136,387	$201,219	$161,577	$499,183
Total assets	174,203	523,036	168,328	865,567
Goodwill included in total assets	45,987	46,182	77,302	169,471
Investments in unconsolidated affiliates	956	—	—	956
Capital expenditures (six months ended June 30, 2015)	2,433	3,929	1,179	7,541

Note 11 — Financial Information by Customer Concentration and Geographic Area

Total percentages of contract revenues by each segment’s three largest customers for the three and six months ended June 30, 2016 and 2015 are indicated in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

DDS	10%, 4%, 4%	10%, 8%, 4%	11%, 4%, 4%	11%, 9%, 4%
API	16%, 12%, 8%	23%, 12%, 10%	17%, 11%, 6%	24%, 14%, 10%
DPM	12%, 11%, 10%	20%, 12%, 7%	12%, 7%, 7%	16%, 12%, 7%

Total contract revenue from GE Healthcare (“GE”), the Company’s largest customer, represented 9% of total contract revenue for the three and six months ended June 30, 2016, respectively. Total contract revenue from GE represented 11% and 13% of total contract revenue for the three and six months ended June 30, 2015, respectively.

The Company’s total contract revenue for the three and six months ended June 30, 2016 and 2015 was recognized from customers in the following geographic regions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States	59%	68%	61%	69%
Europe	31	24	30	24
Asia	6	6	5	5
Other	4	2	4	2

Total	100%	100%	100%	100%

Long-lived assets, including goodwill, by geographic region are as follows:

	June 30, 2016	December 31, 2015
United States	$334,983	$323,151
Asia	13,761	14,336
Europe	161,004	161,696
Total long-lived assets	$509,748	$499,183

Note 12 — Legal Proceedings and Other

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

On November 12, 2014, a purported class action lawsuit, John Gauquie v. Albany Molecular Research, Inc., et al., No. 14-cv-6637, was filed against the Company and certain of its current and former officers in the United States District Court for the Eastern District of New York. An amended complaint was filed on March 31, 2015. The amended complaint alleges claims under the Securities Exchange Act of 1934 arising from the Company’s alleged failure to disclose in its August 5, 2014 announcement of its financial results for the second quarter of 2014 that one of the manufacturing facilities experienced a power interruption in July 2014. The amended complaint alleges that the price of the Company’s stock was artificially inflated between August 5, 2014 and November 5, 2014, and seeks unspecified monetary damages and attorneys’ fees and costs. The defendants submitted on July 29, 2015 a motion to dismiss lead plaintiffs’ amended complaint. Lead plaintiffs submitted an opposition on October 7, 2015, and defendants submitted a reply on November 20, 2015. On July 26, 2016, the court denied the defendants motion to dismiss. The Company is evaluating its options with respect to further proceedings regarding this matter and has updated its insurers as to this development.

Note 13 — Fair Value of Financial Instruments

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

Convertible senior notes, derivatives and hedging instruments: The fair value of the Company’s Notes, which differ from their carrying value, are influenced by interest rates and the Company’s stock price and stock price volatility and are determined by prices for the Notes observed in market trading, which are level 2 inputs. The estimated fair value of the Notes at June 30, 2016 was $152,997. The Notes Hedges and the Notes Conversion Derivative are measured at fair value using level 2 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable market data for all inputs, such as implied volatility of the Company’s common stock, risk-free interest rate and other factors.

Interest rate swaps: At June 30, 2016, the Company had contracted a derivative financial instrument to reduce the impact of fluctuations in variable interest rates on a loan that a financial institution granted in February 2015. The estimated fair value of the swap at June 30, 2016 was $70. The Company hedges the interest rate risk of the initial amount of the aforementioned bank loan through an interest rate swap. In this arrangement, the interest rates are exchanged so that the Company receives from the financial institution a variable rate of the 3-month Euribor, in exchange for a fixed interest payment for the same nominal amount (0.3%). The variable interest rate received for the derivative offsets the interest payment on the hedged transaction, with the end result being a fixed interest payment on the hedged financing. At June 30, 2016, the derivative financial instrument had not been designated as a hedge.

To determine the fair value of the interest rate swap, the Company uses cash flow discounting based on the implicit rates determined by the euro interest rate curve, according to market conditions at the valuation date, which are level 2 inputs.

Instrument	Nominal Amount at 6/30/2016	Contract Date	Contract Date Expiration	Interest Rate Payable	Interest Rate Receivable
Interest rate swap	$5,748	2/19/2015	2/19/2020	3-month Euribor	Fixed rate of 0.30%

Euticals acquisition hedge: In May 2016, the Company entered into a forward contract to hedge the foreign currency exposure related to the purchase price of the Euticals acquisition (see Note 16 for additional details regarding the Euticals acquisition). In this arrangement, the Company is obligated to purchase €150,000 at a fixed price on July 8, 2016. In connection with the closing of the Euticals acquisition, the forward contract was settled on July 8, 2016, at which time the Company recognized a realized loss of approximately $6,491 related to this contract.

As of June 30, 2016, the fair value of the forward contract was an unrealized loss of approximately $6,401, which has been recorded in Hedge liability on the Condensed Consolidated Balance Sheets. The forward contract does not qualify as a hedging instrument in accordance with ASC 815, Derivatives and Hedging. Consequently, the unrealized loss of $6,401 was recognized in Other (expense) income, net on the Condensed Consolidated Statements of Operations. The fair value is based on inputs other than quoted prices in active markets that either directly or indirectly observable.

Long-term debt, other than convertible senior notes: The carrying value of long-term debt approximated fair value at June 30, 2016 due to the resetting dates of the variable interest rates.

Note 14 — Accumulated Other Comprehensive Loss, Net

The activity related to accumulated other comprehensive loss, net was as follows:

	Pension and postretirement benefit plans	Foreign currency adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2015, net of tax	$(5,581)	$(12,820)	$(18,401)
Net current period change, net of tax	230	33	263
Balance at June 30, 2016, net of tax	$(5,351)	(12,787)	(18,138)

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive loss, net:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Actuarial losses before tax effect (a)	$177	$237	$354	$474
Tax benefit on amounts reclassified into earnings	(62)	(83)	(124)	(166)
	$115	$154	$230	$308

(a)	Amounts represent amortization of net actuarial loss from shareholders’ equity into postretirement benefit plan cost. This amount was primarily recognized as cost of contract revenue in the consolidated statements of operations.

Note 15 — Collaboration Arrangements

The Company enters into collaboration arrangements with third parties for the development and manufacture of certain products and/or product candidates. Although each of these arrangements is unique in nature, both parties are active participants in the activities of the collaboration and are exposed to significant risks and rewards depending on the commercial success of the activities. These arrangements typically include research and development and manufacturing. The rights and obligations of the parties can be global or limited to geographic regions and the activities under these collaboration agreements are performed with no guarantee of either technological or commercial success.

The Company is obligated under these arrangements to perform the development activities and contract manufacturing of the product. Generally, the contract manufacturing component of the arrangement commences during the development activities and continues through the commercial stage of each product, during which time the collaboration partner is obligated to purchase the product from the Company. The collaboration partners are generally responsible for obtaining regulatory approval and for sale and distribution of the product. The original terms of these arrangements vary in length but generally range from 7 to 10 years in duration. In the event the arrangements are terminated prematurely, the Company generally has the right to receive payment for all development costs incurred through the date of termination. Additionally, in the event of termination, the Company is generally permitted to develop, manufacture and sell the product to a third party on a contract research and manufacturing basis provided that it does not use the technology developed during the collaboration arrangements. None of the product candidates associated with these collaboration arrangements have reached the contract manufacturing or commercial and profit sharing stages.

These arrangements may include non-refundable, upfront payments, milestone payments and cost sharing arrangements during the development stage, payments for manufacturing based on a cost plus an agreed percentage, as well as profit sharing payments during the product’s commercial stage.

The Company recognizes revenue for payments received for services performed under these arrangements as contract revenue in accordance with ASC Topic 605, “Revenue Recognition”. Development stage payments are recognized using the milestone method when the contractual milestones are determined to be substantive and have been achieved. Certain contractual milestones are deemed to be achieved upon the occurrence of the contractual performance events. Other non-performance based milestones, including the filing of an Abbreviated new Drug Application (ANDA) and approval by the Food and Drug Administration (FDA), which are generally events that occur at the end of the development period, are recognized upon occurrence of the related event. Contractual milestones that are deemed not substantive are recognized using proportional performance over the remaining development period. Upfront, non-refundable payments are recognized over the term of the development period using the proportional performance recognition model. Revenue associated with payments received for contract manufacturing services will be recognized upon delivery of the product to the Company’s collaborative partners. Revenue associated with payments received for profit sharing payments will be recognized when earned based on the terms of the agreements.

The Company recognizes costs as incurred during the performance of development activities and classifies these costs as Research and development (“R&D”) expense. Costs incurred by the Company during the performance of the contract manufacturing activities will be classified as Cost of contract revenue when the related revenue is recognized.

Contract revenue and R&D expense associated with these collaboration arrangements recognized during the three and six months ended June 30, 2016 and 2015 is as follows:

	Three months ended			Six months ended
	June 30, 2016	June 30, 2015		June 30, 2016	June 30, 2015
Contract revenue	$3,151	$1,803		$4,420	$2,450
R&D expense	$1,584	$1,729	(a)	$4,022	$1,771	(a)

(a)	Amounts recorded in cost of contract revenue in the condensed consolidated statements of operations for the three and six month periods ended June 30, 2015.

Contract revenue for the three and six months ended June 30, 2016 includes $2,484 of termination revenue related to the early termination of one of the Company’s collaboration arrangements. The Company is actively negotiating to secure a new collaboration partner for this program.

Note 16 — Subsequent Events

Acquisition

On July 11, 2016, the Company purchased from Lauro Cinquantasette S.p.A. (the “Seller”) all of the capital stock of Prime European Therapeuticals S.p.A., (“Euticals”) (“the Euticals Acquisition” or the “Transaction”), a privately-held company headquartered in Lodi, Italy, specializing in custom synthesis and the manufacture of active pharmaceutical ingredients with a network of facilities located primarily in Italy, Germany, the U.S. and France.

The consideration paid by the Company consisted of cash, common stock of the Company and the issuance of debt to the Seller. Specifically, upon the closing of the Transaction, the Company (i) paid approximately $182,115 (€164 million) in cash, subject to certain working capital, net debt and transaction expenses adjustments (the “Cash Consideration”), (ii) issued approximately 7,051 unregistered shares of common stock of the Company; and (iii) paid approximately $61,075 (€55 million) in deferred cash consideration payable to the Seller in the form of two Seller notes (the “Euticals Seller Notes”).

The Euticals Seller Notes are unsecured promissory notes, guaranteed by the Company, and are subject to customary representations and warranties and events of default with repayment to be made in three equal annual installments made on the third, fourth and fifth anniversaries of the Euticals Acquisition closing date. The repayment is subject to certain set off rights of the Company relating to the seller’s indemnification obligations. The Euticals Seller Notes are subject to an interest rate equal to 0.25% per annum, which shall be due and payable in cash on the first day of January, April, July and October during each calendar year.

Financing

In connection with the Euticals Acquisition, on July 7, 2016, the Second Amended and Restated Credit Agreement was amended and the Company entered into the Third Amended and Restated Credit Agreement with Barclays Bank PLC, as administrative agent and collateral agent, and the lenders party thereto. The Third Amended and Restated Credit Agreement (i) provides incremental senior secured first lien term loans in an aggregate principal amount of $230,000 which increases the aggregate principal amount of senior secured first lien term loans under the Third Amended and Restated Credit Agreement to $428,500 and (ii) increases the first lien revolving credit facility commitments by $5,000 to $35,000. The Company used the proceeds of the Third Amended and Restated Credit Agreement to: (i) pay a portion of the Cash Consideration for the Transaction; (ii) pay various fees and expenses incurred in connection with the Euticals Acquisition and related financing activities; and (iii) repay the $30,000 first lien revolving credit facility and certain other indebtedness of the Company, Euticals and their subsidiaries.

The term loans under the Third Amended and Restated Credit Agreement mature and are payable on July 16, 2021 and the revolving credit facility commitments thereunder terminate and all amounts then outstanding thereunder are payable on July 16, 2020, subject, in each case, to earlier acceleration (i) to six months prior to the scheduled maturity date of the Company’s 2.25% Cash Convertible Senior Notes if on such date both (x) more than $25,000 of the Cash Convertible Senior Notes shall remain outstanding and (y) the ratio the secured debt of the Company and its subsidiaries to the EBITDA of the Company and its subsidiaries exceeds 1.50:1.00 and (ii) to April 7, 2019, April 7, 2020 or April 7, 2021, respectively, in each case to the extent that at any such date the Company has not (x) prepaid or otherwise satisfied the amortization or final maturity payment amounts to next come due under each Euticals Seller Note then outstanding or (y) refinanced such amortization or final maturity payment amount to next come due under each Euticals Seller Note then outstanding in a manner permitted by the Third Amended and Restated Credit Agreement.

At the Company’s election, loans made under the Third Amended and Restated Credit Agreement bear interest at (a) the one-month, three-month or six-month LIBOR rate subject to a floor of 1.0% (the “LIBOR Rate”) or (b) a base rate determined by reference to the highest of (i) the United States federal funds rate plus 0.50%, (ii) the rate of interest quoted by The Wall Street Journal as the “Prime Rate”, and (iii) a daily rate equal to the one-month LIBOR Rate plus 1.0%, subject to a floor of 2.0% (the “Base Rate”), plus an applicable margin of 4.75% per annum for LIBOR Rate loans and 3.75% per annum for Base Rate loans.

The obligations under the Third Amended and Restated Credit Agreement are guaranteed by each material domestic subsidiary of the Company (each a “Guarantor”) and are secured by first priority liens on, and security interests in, substantially all of the present and after-acquired assets of the Company and each Guarantor subject to certain customary exceptions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “plans,” “intend,” “expect,” “anticipate,” “predicts,” “potential,” “believe,” and “continue” or similar words, although not all forward-looking statements contain these identifying words. Forward looking statements include, but are not limited to, statements concerning our expectations of future periods and full-year 2016 for revenue and contract margins in each of our operating segments and for R&D and SG&A expense; the planned integration of Prime European Therapeuticals S.p.A., (“Euticals”) and the expected financial impact of this acquisition; and statements regarding the impact of pending litigation matters, government regulation, customer spending and business trends, foreign operations, including increasing options and solutions for customers, business growth and the expansion of the global market, clinical supply manufacturing, management’s strategic plans, drug discovery, product commercialization, license arrangements, research and development projects and expenses, long-lived asset impairment, ability to utilize deferred tax assets, pension and postretirement benefit costs, competition and tax rates. Readers should not place undue reliance on these forward-looking statements. Our actual results may differ materially from such forward-looking statements as a result of numerous factors, some of which we may not be able to predict and may not be within our control. Factors that could cause such differences include, but are not limited to, changes in our relationships with our largest customers; ongoing headwinds in the U.S. economy which could lead to overall softness in the markets we serve; difficultly in raising new capital to support our business; trends in pharmaceutical and biotechnology companies’ outsourcing of manufacturing services and chemical research and development, including softness in these markets; the risk that we will not be able to replicate either in the short or long term the revenue stream that has been derived from the royalties payable under the Allegra® license agreements; the risk that clients may terminate or reduce demand under any strategic or multi-year deal; our ability to enforce our intellectual property and technology rights; our ability to access sources of liquidity to provide for our cash needs, including our debt obligations and capital expenditures; our ability to successfully integrate and to achieve the expected benefits, synergies and financial results from past or future acquisitions, including Cedarburg Pharmaceuticals, Inc., Albany Molecular Research (Glasgow) Limited (“Glasgow”), AMRI SSCI, LLC (“SSCI”), Oso Biopharmaceuticals Manufacturing, LLC (“OsoBio”), Gadea Grupo Farmaceutico, S.L. (“Gadea”), Whitehouse Analytical Laboratories, LLC (“Whitehouse”) and Euticals; our ability to take advantage of proprietary technology and expand the scientific tools available to it; as well as those risks discussed elsewhere in this report and in Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 30, 2016, and Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q. All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future, except as required by law.

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

Over the last few years, we have implemented a number of organizational and rationalization initiatives and acquired new businesses to better align our operations to most efficiently support our customers’ needs and grow our revenue and overall profitability. The goal of these restructuring activities has been to advance our strategy of increasing our global competitiveness and managing costs by aligning resources to meet shifting customer demand and market preferences, while optimizing our location footprint. Our acquisitions enhance and complement our existing service offerings and have contributed to our growth.

We may consider additional acquisitions that enhance or complement our existing service offerings. In addition to growing organically, strategic acquisitions would generally be expected to contribute to our growth by integrating with and expanding our current services, or adding services within the drug discovery, development and manufacturing life cycle. During 2015, we entered into acquisition transactions with Whitehouse Labs in December, Gadea in July, SSCI in February and Glasgow in January, all of which have contributed to our results of operations and which we believe will continue to contribute to our future operations. Additionally, on July 11, 2016, we acquired Euticals, a privately-held company headquartered in Lodi, Italy, specializing in custom synthesis and the manufacture of active pharmaceutical ingredients with a network of facilities located primarily in Italy, Germany, the U.S. and France. See Note 16 to the condensed consolidated financial statements for more details.

Backlog

Our backlog of open manufacturing orders and accepted service contracts was $200.1 million at June 30, 2016 as compared to $176.7 million at June 30, 2015. Our manufacturing and services contracts are completed over varying durations, from short to extended periods of time.

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

Results of Operations – Three and Six Months ended June 30, 2016 Compared to Three and Six Months Ended June 30, 2015

Our total revenue for the quarter ended June 30, 2016 was $120.8 million, which included $116.5 million from our contract service business and $4.4 million from royalties on sales of certain products. Our total revenue for the quarter ended June 30, 2015 was $89.5 million, which included $85.2 million from our contract service business and $4.3 million from royalties on sales of certain products. Consolidated gross margin was 29.4% for the quarter ended June 30, 2016 as compared to 24.1% for the quarter ended June 30, 2015. Our net loss was $21.3 million during the three months ended June 30, 2016, compared to net income of $2.3 million during the same period in 2015.

Our total revenue for the six months ended June 30, 2016 was $226.4 million, which included $219.3 million from our contract service business and $7.1 million from royalties on sales of certain products. Our total revenue for the six months ended June 30, 2015 was $171.4 million, which included $160.4 million from our contract service business and $11.0 million from royalties on sales of certain products. Consolidated gross margin was 26.3% for the six months ended June 30, 2016 as compared to 23.4% for the six months ended June 30, 2015. Our net loss was $31.3 million during the six months ended June 30, 2016, compared to net income of $0.1 million during the same period in 2015.

During the six months ended June 30, 2016, cash provided by operations was $15.2 million compared to $20.0 million for the same period of 2015. The decrease in cash provided by operations was primarily driven by changes in working capital. During the six months ended June 30, 2016, we spent $25.0 million on capital expenditures compared to $7.5 million during the six months ended June 30, 2015, primarily related to growth of our existing facilities, including the acquisition of Gadea which was not completed until the third quarter of 2015, as well as the execution of certain strategic projects including the upgrade and implementation of our enterprise resource planning (“ERP”) system and the purchase of a facility that provides additional sterile API capacity in Spain. During the six months ended June 30, 2016, we did not acquire any new businesses (a $1.1 million payment was made in the period by the Company for a net working capital adjustment related to the Gadea acquisition), while during the six months ended June 30, 2015, we spent $23.6 million to acquire Glasgow and $36.0 million to acquire SSCI. Additionally, during the six months ended June 30, 2016, cash used in financing activities was $8.1 million, relating primarily to $10.8 million in principal payments on long-term debt, offset by a $2.3 million release of restricted cash. During the same period in 2015, we generated cash of $42.9 million from financing activities, relating primarily to borrowings on our revolving credit facility and proceeds from stock issuances resulting from exercises of stock options and employee stock purchase plan purchases.

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

Revenue

Total contract revenue

Contract revenue consists primarily of fees earned under manufacturing or service contracts with third-party customers. Contract revenue for each of our DDS, API and DPM segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015

DDS	$25,820	$21,399	$49,023	$39,273
API	65,447	39,997	120,149	77,845
DPM	25,190	23,830	50,123	43,240
Total	$116,457	$85,226	$219,295	$160,358

DDS contract revenue for the three months ended June 30, 2016 increased from the prior year period due to incremental revenue of $3.1 million from our acquisition of Whitehouse in December 2015, and increased demand in U.S. chemical development and analytical services. This was partially offset by a decrease in revenue from our Singapore facility following the expiration of a key customer contract. For the six months ended June 30, 2016, DDS revenue was higher as a result of the Whitehouse acquisition, which contributed incremental revenue of $5.8 million. We currently expect DDS revenue for full year 2016 to increase from amounts in 2015 driven by continued demand for our services, the launch and ramp up of the integrated discovery facility in Buffalo, NY, improved facility utilization at all of our sites, and incremental revenue from our acquisition of Whitehouse.

API contract revenue for the three months ended June 30, 2016 increased from the prior year period primarily from our acquisition of Gadea in July 2015, which provided revenue of $28.1 million. For the six months ended June 30, 2016, API revenue was higher due to the acquisition of Gadea, which contributed revenue of $48.1 million. We currently expect continued growth in API contract revenue for full year 2016 due to on-going demand for our clinical and commercial manufacturing services worldwide, and a full year of revenue from our acquisition of Gadea.

DPM contract revenue for the three months ended June 30, 2016 increased from the prior year period due to $2.5 million of contract termination revenue related to the early termination of one of the Company’s collaboration arrangements, and increased demand at our Glasgow, U.K. facility. For the six months ended June 30, 2016, DPM revenues increased as a result of growth at each of our four manufacturing facilities. We currently expect continued growth in DPM contract revenue due to continued demand at our Glasgow, U.K., Burlington, MA and Albuquerque, NM facilities, and incremental revenue from our acquisition of Gadea in July 2015.

Recurring royalty revenue

Three Months Ended June 30,		Six Months Ended June 30,
2016	2015	2016	2015
(in thousands)

$4,353	$4,322	$7,094	$11,007

Our recurring royalties include revenue received in conjunction with a Development and Supply Agreement with Allergan. In 2015, we also received royalties on worldwide sales of Allegra/Telfast and Sanofi over-the-counter product and authorized generics, which ended in the second quarter of 2015. During the third quarter of 2015, we began earning royalties under an agreement with a customer of Gadea, as a result of the acquisition. Recurring royalties slightly increased during the three months ended June 30, 2016 as compared to 2015 due to Gadea. Recurring royalties decreased during the six months ended June 30, 2016 as compared to 2015 as a result of patent expirations associated with Allegra/Telfast during the second quarter of 2015. These amounts were partially offset by an increase in the other royalties during the period. We currently expect full year 2016 recurring royalties to continue to decline as compared to 2015 due to the expiration of the patents underlying the Allegra/Telfast royalties in the second quarter of 2015.

The recurring royalties on the sales of Allegra/Telfast have historically provided a material portion of our revenues, earnings and operating cash flows. All patents covered by these license agreements expired during the second quarter of 2015, and we will not receive any additional royalties on the sales of Allegra/Telfast in future periods. We continue to develop our business in an effort to supplement the revenues, earnings and operating cash flows that have historically been provided by Allegra/Telfast royalties.

Costs and Expenses

Cost of contract revenue

Cost of contract revenue consists of compensation and associated fringe benefits for employees within that segment, chemicals, depreciation and other indirect project related costs. Cost of contract revenue for our DDS, API and DPM segments were as follows:

Segment	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015

DDS	$18,363	$16,003	$35,533	$29,708
API	46,279	28,434	87,200	57,017
DPM	17,572	20,231	38,844	36,082
Total	$82,214	$64,668	$161,577	$122,807

DDS Gross Margin	28.9%	25.2%	27.5%	24.4%
API Gross Margin	29.3%	28.9%	27.4%	26.8%
DPM Gross Margin	30.2%	15.1%	22.5%	16.6%
Total Gross Margin	29.4%	24.1%	26.3%	23.4%

DDS contract revenue gross margin percentage increased for the three and six months ended June 30, 2016 compared to the same periods in 2015. This increase is due to higher margin revenues as a result of our Whitehouse acquisition and cost savings initiatives throughout DDS. We currently expect DDS contract margin for full year 2016 to improve over amounts recognized in full year 2015 due to the acquisition of Whitehouse and full year benefits from SSCI, as well as continued cost containment and facility optimizations across the DDS sites.

API contract revenue gross margin percentages increased for the three and six months ended June 30, 2016 compared to the same periods in 2015 primarily due to our acquisition of Gadea in July of 2015. We currently expect improvement in API contract margins for full year 2016 over amounts recognized in 2015 driven by an increase in capacity utilization as well as a full year of Gadea operations.

DPM contract revenue gross margin percentage increased for the three and six months ended June 30, 2016 compared to the same periods in 2015 primarily due to higher capacity utilization at our commercial manufacturing facilities and due to contract termination revenue of $2.5 million related to the early termination of one of the Company’s collaboration arrangements recognized in the second quarter of 2016. We currently expect contract margins for full year 2016 to remain higher as compared to 2015.

Technology incentive award

We maintain a Technology Development Incentive Plan, the purpose of which is to stimulate and encourage novel innovative technology developments by our employees. This plan allows eligible participants to share in a percentage of the net revenue earned by us relating to patented technology with respect to which the eligible participant is named as an inventor or made a significant intellectual contribution. To date, the royalties from Allegra/Telfast are the main driver of the awards. These royalties from Allegra/Telfast ceased during the second quarter of 2015 due to the expiration of underlying patents. The incentive awards were as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2016	2015	2016	2015
(in thousands)

$-	$179	$-	$560

Technology incentive award expense decreased for the three and six months ended June 30, 2016 as compared to the same periods in the prior year due to the decrease in Allegra/Telfast recurring royalty revenue as discussed above.

Research and development

Research and development (“R&D”) expense consists of compensation and benefits, costs of chemicals, materials, outsourced activities and other out of pocket costs and overhead costs related to the potential manufacture of new products, the development of processes for the manufacture of generic products with commercial potential, and the development of alternative manufacturing processes. Our R&D activities are primarily accounted for in our API and DPM segments.

Research and development expenses were as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2016	2015	2016	2015
(in thousands)

$3,479	$384	$6,647	$875

R&D expense for the three and six months ended June 30, 2016 increased compared to the same periods in 2015 primarily as a result of development efforts towards new niche generic products. We currently expect full year 2016 R&D expense to be higher than 2015 in line with our strategy and due to our acquisition of Gadea and increased investments in collaboration agreements.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist of compensation and related fringe benefits for sales, marketing, operational and administrative employees, professional service fees, marketing costs and costs related to facilities and information services. SG&A expenses were as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2016	2015	2016	2015
(in thousands)

$27,924	$16,518	$52,525	$33,992

SG&A expenses for the three and six months ended June 30, 2016 increased compared to the same periods in 2015 primarily due to costs associated with investments made to grow the business, merger and acquisition activities, ERP implementation costs as well as incremental SG&A costs from the acquisition of Gadea and Whitehouse. We currently expect SG&A expenses for full year 2016 to increase due to a full year of operations at Gadea and Whitehouse, and incremental costs to grow the business, but to remain relatively consistent as a percentage of revenue when compared to 2015.

Restructuring and other charges

Three Months Ended June 30,		Six Months Ended June 30,
2016	2015	2016	2015
(in thousands)

$526	$1,632	$3,126	$3,119

In the first quarter of 2015, we announced a restructuring plan to close our U.K. facility in Holywell, Wales, within the API segment, by the fourth quarter of 2015. Additionally, we made resource changes at the DDS Singapore site to optimize the cost profile of the facility. These actions were consistent with our ongoing efforts to consolidate our facility resources to more effectively utilize our resource pool and to further reduce our facility cost structure.

Restructuring charges for the three and six months ended June 30, 2016 consisted primarily of U.K. termination charges, employee termination costs and transitioning activities at our Singapore facility and costs associated with the transfer of continuing products from the Holywell, U.K. facility to our other manufacturing locations.

Restructuring charges for the three and six months ended June 30, 2015 consisted primarily of personnel realignment costs at the U.K. facility, and also included costs associated with the closure of the Syracuse, NY and Bothell, WA sites, which ceased operations in 2014 and 2012, respectively.

Impairment charges

Three Months Ended June 30,		Six Months Ended June 30,
2016	2015	2016	2015
(in thousands)

$201	$-	$201	$2,615

In the second quarter of 2016, we wrote off a patent asset from proprietary drug discovery programs due to our licensing partner terminating the license agreement. During the six months ended June 30, 2015, we recorded property and equipment impairment charges of $2.6 million in our API segment associated with the Company’s decision to cease operations at our U.K. facility in Holywell, Wales.

Interest expense, net

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015

Interest expense	$(7,067)	$(3,185)	$(14,205)	$(6,226)
Interest income	3	6	5	12
Interest expense, net	$(7,064)	$(3,179)	$(14,200)	$(6,214)

Net interest expense increased for the three and six months ended June 30, 2016 from the same periods in 2015 primarily due to increased levels of outstanding debt used to finance our 2015 acquisitions, as well as an increase in amortization of deferred financing costs related to our credit facility.

Other (expense) income, net

Three Months Ended June 30,		Six Months Ended June 30,
2016	2015	2016	2015
(in thousands)
$(5,661)	$634	$(6,657)	$1,103

Other (expense) income, net changed to expense in the three and six months ended June 30, 2016 from income in the same periods in 2015 primarily due to the unrealized loss on the forward contract the Company entered in the second quarter of 2016 to hedge the foreign currency exposure related to the purchase price of the Euticals Acquisition. Additionally, the change was related to remeasurement gains and losses of foreign currency transactions at international business locations.

Income tax expense

Three Months Ended June 30,		Six Months Ended June 30,
2016	2015	2016	2015
(in thousands)

$15,008	$1,315	$12,791	$2,202

Income tax expense for the three and six months ended June 30, 2016 increased as compared to the same periods in 2015 as a result of the Company establishing a full valuation allowance against its U.S. deferred tax assets during the three months ended June 30, 2016 in the amount of $8.5 million as a result of cumulative losses in the U.S. in recent years.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows and proceeds from borrowings. As of June 30, 2016, we had $31.4 million in cash, cash equivalents, and restricted cash and $411.8 million in bank and other related debt (at face value).

During the first six months of 2016, we generated cash of $15.2 million from operating activities, compared to cash provided by operations of $20.0 million during the same period in 2015. The decrease was primarily driven by changes in working capital. Working capital, defined as current assets less current liabilities, was $153.9 million at June 30, 2016 as compared to $181.1 million as of December 31, 2015. Working capital was $146.1 million at June 30, 2015 as compared to $142.3 million as of December 31, 2014. During the six months ended June 30, 2016, cash used in investing activities was $25.5 million, resulting primarily from the use of $25.0 million in cash for the acquisition of property and equipment. For the same period in 2015, cash used in investing activities was $67.2 million, resulting primarily from the use of $36.0 million to acquire SSCI, $23.6 million to acquire the facility in Glasgow, U.K., and $7.5 million used for the acquisition of property and equipment. Additionally, during the six months ended June 30, 2016, cash used in financing activities was $8.1 million, relating primarily to $10.8 million in principal payments on long-term debt, offset by a $2.3 million release of restricted cash. During the same period in 2015, we generated cash of $42.9 million from financing activities, relating primarily to borrowings on our revolving credit facility and proceeds from stock issuances resulting from exercises of stock options and employee stock purchase plan purchases.

Convertible Senior Notes

On December 4, 2013, we completed a private offering of 2.25% Cash Convertible Senior Notes (the “Notes”), in the aggregate principal amount of $150 million.  The Notes mature on November 15, 2018, unless earlier repurchased or converted into cash in accordance with their terms prior to such date, and interest is paid in arrears semiannually on each May 15 and November 15 at an annual rate of 2.25% beginning on May 15, 2014. The Notes were offered and sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

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

The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. For the three months ended June 30, 2016, there have been no material changes in our contractual obligations, other than in the ordinary course of business. As of June 30, 2016, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

We expect that additional future capital expansion and acquisition activities, if any, could be funded with cash on hand, cash from operations, borrowings under our credit facility and/or the issuance of equity or debt securities. There can be no assurance that attractive acquisition opportunities will be available to us or will be available at prices and upon such other terms that are attractive to us. We regularly evaluate potential acquisitions of other businesses, products and product lines and may hold discussions regarding such potential acquisitions. In addition, in order to meet our long-term liquidity needs or consummate future acquisitions, we may incur additional indebtedness or issue additional equity or debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to us or at all. The failure to raise the funds necessary to finance our future cash requirements or consummate future acquisitions could adversely affect our ability to pursue our strategy and could negatively affect our operations in future periods. In connection with the Euticals Acquisition, on July 7, 2016, the Company amended the Company’s Second Amended and Restated Credit Agreement and entered into the Third Amended and Restated Credit Agreement with Barclays Bank PLC, as administrative agent and collateral agent, and the lenders party thereto. See Note 16 to the condensed consolidated financial statements for more details.

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

Refer to Note 1 to the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes during the three months ended June 30, 2016 with respect to the information on Quantitative and Qualitative Disclosures about Market Risk appearing in Part II, Item 7A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to Part 1 – Note 12 to the condensed consolidated financial statements for information on outstanding litigation.

Item 1A. Risk Factors

In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part II, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2015, other than as set forth below.

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

In addition, on June 23, 2016, the U.K. held a non-binding referendum, in which a majority of voters approved an exit from the European Union (referred to as “Brexit”). The Brexit referendum may impact our relationship with foreign customers and the operations of our European facilities, and expose us to fluctuations in foreign currency rates and heightened volatility in our stock price due to reactions in global markets. The Brexit referendum constituted an advisory, non-binding vote, and its full impact is subject to the results of following the two-year negotiation period from the date of on which the British government commences formal withdrawal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents share repurchases during the three months ended June 30, 2016:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
April 1, 2016 – April 30, 2016	—	$—	N/A	N/A
May 1, 2016 – May 31, 2016	4,474	$11.01	N/A	N/A
June 1, 2016 – June 30, 2016	529	$14.02	N/A	N/A
Total	5,003	$11.33	N/A	N/A

(1) Consists of shares repurchased by the Company for certain employee’s restricted stock that vested to satisfy minimum tax withholding obligations that arose on the vesting of the restricted stock.

Item 6.    Exhibits

Exhibit
Number	Description

2.1	Share Purchase Agreement by and between Albany Molecular Research, Inc. and Lauro Cinquantasette S.p.A., dated as of May 5, 2016 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2016, File No. 001-35622).*

4.1	Registration Rights and Lock-Up Agreement by and between Albany Molecular Research, Inc. and Lauro Cinquantasette S.p.A., dated as of May 5, 2016 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2016, File No. 001-35622).

10.1	Subscription Agreement by and between Albany Molecular Research, Inc. and Lauro Cinquantasette S.p.A., dated as of May 5, 2016 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2016, File No. 001-35622).

10.2	Senior Executive Cash Incentive Bonus Plan**

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.**

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.**

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101	XBRL (eXtensible Business Reporting Language). The following materials from Albany Molecular Research, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Cash Flows and (v) notes to consolidated financial statements.**

*	Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K.

**	Filed herewith.

***	This certification is not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALBANY MOLECULAR RESEARCH, INC.

Date: August 5, 2016	By:	/s/ Felicia I. Ladin
Felicia I. Ladin
On behalf of the Registrant as Senior Vice President, Chief Financial Officer and Treasurer (and also as Principal Financial Officer)

