Form 10-Q
period 2016-09-30
ALBANY MOLECULAR RESEARCH INC
filed 2016-11-09
CIK 1065087

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2016
Common Stock, $.01 par value	42,890,893 excluding treasury shares of 5,568,313

ALBANY MOLECULAR RESEARCH, INC.

PART I — FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements (Unaudited)

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except for per share data)	2016	2015	2016	2015

Contract revenue	$151,681	$101,348	$370,976	$261,706
Recurring royalties	1,057	3,231	8,152	14,238
Total revenue	152,738	104,579	379,128	275,944

Cost of contract revenue	123,486	80,204	285,063	203,011
Technology incentive award	—	(6)	—	554
Research and development	4,642	1,903	11,289	2,778
Selling, general and administrative	37,304	21,219	89,828	55,211
Restructuring and other charges	2,967	709	6,094	3,828
Impairment charges	—	540	201	3,155
Total operating expenses	168,399	104,569	392,475	268,537

(Loss) income from operations	(15,661)	10	(13,347)	7,407

Interest expense, net	(12,714)	(6,318)	(26,914)	(12,532)
Other (expense) income, net	(549)	798	(7,207)	1,901

Loss before income taxes	(28,924)	(5,510)	(47,468)	(3,224)

Income tax (benefit) expense	(5,499)	(1,340)	7,292	862

Net loss	$(23,425)	$(4,170)	$(54,760)	$(4,086)

Basic loss per share	$(0.57)	$(0.12)	$(1.48)	$(0.12)

Diluted loss per share	$(0.57)	$(0.12)	$(1.48)	$(0.12)

See notes to unaudited Condensed Consolidated Financial Statements.

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015

Net loss	$(23,425)	$(4,170)	$(54,760)	$(4,086)
Foreign currency translation gain (loss)	3,963	(679)	3,996	(84)
Net actuarial gain on pension and postretirement benefits	120	124	350	432
Total comprehensive loss	$(19,342)	$(4,725)	$(50,414)	$(3,738)

See notes to unaudited Condensed Consolidated Financial Statements.

Albany Molecular Research, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(All amounts in thousands, except per share data)	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$44,756	$49,343
Restricted cash	242	2,966
Accounts receivable, net	126,898	110,427
Royalty income receivable	4,099	6,184
Inventory	201,901	89,231
Prepaid expenses and other current assets	23,060	16,159
Income taxes receivable	1,784	5,419
Property and equipment held for sale	1,508	516
Total current assets	404,248	280,245

Property and equipment, net	376,121	209,508
Notes hedges	47,436	76,393
Goodwill	241,402	169,471
Intangible assets and patents, net	179,620	120,204
Deferred income taxes	3,839	6,342
Other assets	5,417	3,404
Total assets	$1,258,083	$865,567

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$127,378	$68,209
Deferred revenue and licensing fees	14,782	14,718
Accrued pension benefits	380	578
Income taxes payable	4,162	—
Short-term borrowings	20,787	—
Current installments of long-term debt	15,054	15,591
Total current liabilities	182,543	99,096
Long-term liabilities:
Long-term debt, excluding current installments, net	606,112	373,692
Notes conversion derivative	47,436	76,393
Income taxes payable	2,101	2,956
Pension and postretirement benefits	19,853	6,909
Deferred income taxes	45,287	16,405
Other long-term liabilities	16,753	2,893
Total liabilities	920,085	578,344

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares, 48,464 shares issued as of September 30, 2016 and 41,130 shares issued as of December 31, 2015	485	411
Additional paid-in capital	398,294	296,337
Retained earnings	22,571	77,331
Accumulated other comprehensive loss, net	(14,055)	(18,401)
	407,295	355,678
Less, treasury shares at cost, 5,565 shares as of September 30, 2016 and 5,512 shares as of December 31, 2015	(69,297)	(68,455)
Total stockholders’ equity	337,998	287,223
Total liabilities and stockholders’ equity	$1,258,083	$865,567

See notes to unaudited Condensed Consolidated Financial Statements.

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015

Operating activities
Net loss	$(54,760)	$(4,086)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and intangible asset amortization	31,291	18,670
Deferred financing costs amortization	4,149	1,499
Accretion of discount on long-term debt	6,685	4,628
Deferred income taxes	469	(1,112)
(Gain) loss on disposal of property and equipment	(83)	101
Impairment charges	201	3,155
Allowance for bad debts	941	508
Stock-based compensation expense	6,420	4,816
Changes in operating assets and liabilities that provide (use) cash, net of impact of business combinations:
Accounts receivable	14,127	12,442
Royalty income receivable	2,182	299
Inventory	(2,860)	(5,491)
Prepaid expenses and other assets	(4,819)	(4,331)
Accounts payable and accrued expenses	(2,535)	9,694
Income taxes	6,416	2,052
Deferred revenue and licensing fees	(3,852)	(2,416)
Pension and postretirement benefits	(107)	(375)
Other long-term liabilities	1,363	(1,558)
Net cash provided by operating activities	5,228	38,495

Investing activities
Purchases of businesses, net of cash acquired	(144,325)	(145,656)
Purchases of property and equipment	(37,952)	(13,659)
Payments for patent applications and other costs	(188)	(54)
Proceeds from disposal of property and equipment	688	31
Net cash used in investing activities	(181,777)	(159,338)

Financing activities
Receipts from short-term borrowings	20,340	—
Repayments of short-term borrowings	(26,971)	—
Borrowings on long-term debt	228,042	237,000
Principal payments on long-term debt	(44,881)	(76,799)
Deferred financing costs	(8,230)	(8,274)
Change in restricted cash	2,724	1,089
Proceeds from sale of common stock	1,828	2,818
Purchases of treasury stock	(842)	(779)
Net cash provided by financing activities	172,010	155,055

Effect of exchange rate changes on cash and cash equivalents	(48)	(1,745)

(Decrease) increase in cash and cash equivalents	(4,587)	32,467

Cash and cash equivalents at beginning of period	49,343	46,995

Cash and cash equivalents at end of period	$44,756	$79,462

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$12,722	$3,119
Income taxes	$4,251	$1,573

Non-cash financing activities:
Issuance of common stock for business acquisitions, net of lock-up provision discount	$(91,765)	$(40,568)
Issuance of seller notes, net of original issue discount	$(44,342)	$-

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited Condensed Consolidated Financial Statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for any other period or for the year ending December 31, 2016. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries as of and for the three and nine month periods ended September 30, 2016. All intercompany balances and transactions have been eliminated during consolidation. Assets and liabilities of non-U.S. operations are translated at period-end rates of exchange, and the statements of operations are translated at the average rates of exchange for the period. Gains or losses resulting from translating non-U.S. currency financial statements are recorded in the unaudited Condensed Consolidated Statements of Comprehensive Loss and in ‘Accumulated other comprehensive loss, net’ in the accompanying unaudited Condensed Consolidated Balance Sheets. When necessary, prior years’ unaudited Condensed Consolidated Financial Statements have been reclassified to conform to the current year presentation.

Use of Management Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in the accompanying consolidated financial statements include assumptions regarding the valuation of inventory, intangible assets, and long-lived assets, assumptions associated with the Company’s accounting for business combinations and goodwill impairment assessment, and the amount and realizability of deferred tax assets. Other significant estimates include assumptions utilized in determining actuarial obligations in conjunction with the Company’s pension and postretirement health plans, assumptions utilized in determining stock-based compensation, environmental remediation liabilities, as well as those utilized in determining the value of both the notes hedges and the notes conversion derivative and the assumptions related to the collectability of receivables. Actual results can vary from these estimates.

Contract Revenue Recognition

The Company’s contract revenue consists primarily of amounts earned under contracts with third-party customers and reimbursed expenses under such contracts. Reimbursed expenses consist of chemicals and other project specific costs. The Company also seeks to include provisions in certain contracts that contain a combination of up-front licensing fees, milestone and royalty payments should the Company’s proprietary technology and expertise lead to the discovery of new products that become commercial. Generally, the Company’s contracts may be terminated by the customer upon 30 days’ to two years’ prior notice, depending on the terms and/or size of the contract. The Company analyzes its agreements to determine whether the elements can be separated and accounted for individually or as a single unit of accounting in accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 605-25, “Revenue Arrangements with Multiple Deliverables,” and Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition.” Allocation of revenue to individual elements that qualify for separate accounting is based on the separate selling prices determined for each component, and total contract consideration is then allocated based on relative fair value across the components of the arrangement. If separate selling prices are not available, the Company will use its best estimate of such selling prices, consistent with the overall pricing strategy and after consideration of relevant market factors.

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

These contracts involve the Company’s scientists providing services on a “best efforts” basis on a project that may involve a research component with a timeframe or outcome that has some level of unpredictability. There are no fixed deliverables that must be met for payment as part of these services. As such, the Company recognizes revenue under FTE contracts as services are performed according to the terms of the contract.

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

Proprietary Drug Development Arrangements

The Company has discovered and conducted the early development of several new drug candidates, and has out-licensed certain of these candidates to partners for further development in return for a potential combination of up-front license fees, milestone payments and recurring royalty payments if compounds resulting from the Company’s intellectual property are successfully developed into new drugs and reach the market. The Company does not anticipate milestone or recurring royalty payments under its current license arrangements for proprietary drug candidates to have a significant impact on the Company’s consolidated operating results, financial position, or cash flows.

Cash, Cash Equivalents and Restricted Cash

Cash equivalents consist of money market accounts and overnight deposits. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash and cash equivalents are held principally at seven financial institutions and at times may exceed insured limits.  The Company has placed these funds in high quality institutions in order to minimize risk relating to exceeding insured limits.

Restricted cash balances at September 30, 2016 and December 31, 2015 are required pursuant to the Company’s Singapore lease agreements. The additional restricted cash balance at December 31, 2015 was required as collateral for the letters of credit associated with the Company’s debt agreements.

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

Derivative Instruments and Hedging Activities

The Company accounts for derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging,” which establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or a liability measured at fair value. Additionally, changes in a derivative’s fair value shall be recognized currently in earnings unless specific hedge accounting criteria are met. The Company recognizes changes in fair value associated with non-qualified derivatives in ‘Other (expense) income, net’ in the Condensed Consolidated Statements of Operations. If required hedge accounting criteria are met, then changes in fair value are recorded in accumulative other comprehensive loss, net.

Recently Issued Accounting Pronouncements

In October 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets other than Inventory,” which requires entities to recognize the tax impacts of all intra-entity sales of assets other than inventory even though the pre-tax effects of those transactions are eliminated in consolidation.  The new standard is effective for fiscal years beginning after December 15, 2017 and for interim periods therein with early adoption permitted. The new standard is required to be adopted in a modified retrospective approach, with a cumulative-effect adjustment recorded in retained earnings to write off any unamortized tax expense previously deferred and record any previously unrecognized net deferred tax assets. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which provides clarification guidance on eight specific cash flow presentation issues that have developed due to diversity in practice. The issues include, but are not limited to, debt prepayment or extinguishment costs, settlement of zero-coupon debt, proceeds from the settlement of insurance claims, and cash receipts from payments on beneficial interests in securitization transactions. The new standard is effective for fiscal years beginning after December 15, 2017 and for interim periods therein with early adoption permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: (Topic 606).” This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of ASC Topic 360, “Property, Plant, and Equipment,” and intangible assets within the scope of ASC Topic 350, “Intangibles-Goodwill and Other”) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In July 2015, the FASB deferred the effective date of ASU No. 2014-09. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017.  Early adoption is not permitted.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” and ASU No. 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting.” These amendments provide additional clarification and implementation guidance on the previously issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” discussed above.

The amendments in ASU No. 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. ASU No. 2016-10 clarifies the following two aspects of ASU No. 2014-09; identifying performance obligations and licensing implementation guidance. ASU No. 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for consideration given by a vendor to a customer, as well as accounting for shipping and handling fees and freight services. ASU No. 2016-12 provides clarification to Topic 606 on how to assess collectability, present sales tax, treat noncash consideration, and account for completed and modified contracts at the time of transition. In addition, ASU No. 2016-12 clarifies that an entity retrospectively applying the guidance in Topic 606 is not required to disclose the effect of the accounting change in the period of adoption. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU No. 2014-09. The Company is currently assessing the impact of these ASUs and ASU No. 2014-09 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which changes the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016 and for interim periods therein with early adoption permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016, with early adoption permitted. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

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

Note 2 — Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average common shares outstanding – basic and diluted	41,272	34,087	36,990	32,700

The Company has excluded certain outstanding stock options, non-vested restricted stock and warrants from the calculation of diluted earnings per share for the three and nine months ended September 30, 2016 and 2015 because of anti-dilutive effects. The weighted average number of anti-dilutive common equivalents outstanding (before the effects of the treasury stock method) was 11,838 and 11,962 for the three months ended September 30, 2016 and 2015, respectively, and 11,815 and 12,028 for the nine months ended September 30, 2016 and 2015, respectively. These amounts are not included in the calculation of weighted average common shares outstanding.

Note 3 — Business Acquisitions

Euticals

On July 11, 2016, the Company purchased from Lauro Cinquantasette S.p.A. all of the capital stock of Prime European Therapeuticals S.p.A., ("Euticals") (such acquisition, the “Euticals Acquisition”), a privately-held company headquartered in Lodi, Italy, specializing in custom synthesis and the manufacture of active pharmaceutical ingredients with a network of facilities located primarily in Italy, Germany, the U.S. and France.

The aggregate net purchase price was $279,376 (net of cash acquired of $20,784), which consisted of (i) the issuance of 7,051 unregistered shares of common stock subject to a six month lock-up provision, valued at $91,765 (net of lock-up provision discount of $9,633), (ii) the issuance of two unsecured promissory notes to Lauro Cinquantasette S.p.A. with a combined face value of €55,000, or $60,783, that were valued at $44,342 (net of an original issue discount of $16,441) (the “Euticals Seller Notes”), and (iii) $143,269 in cash. The purchase price is subject to certain working capital and debt-like items adjustments which have not yet be finalized by the Company and Lauro Cinquantasette S.p.A.

The aggregate purchase price has been preliminarily allocated based on an estimate of the fair value of assets and liabilities acquired as of the acquisition date. The allocation of acquisition consideration for Euticals is based on estimates, assumptions, valuations and other studies which have not yet been finalized in order to make a definitive allocation. The Company is finalizing the allocation of purchase price to intangibles, property and equipment, working capital, environmental remediation liabilities and income taxes. The following table summarizes the allocation of the preliminary aggregate purchase price to the estimated fair value of the net assets acquired:

July 11, 2016
Assets Acquired
Accounts receivable	$30,977
Prepaid expenses and other current assets	2,057
Inventory	107,200
Property and equipment	152,111
Intangible assets	64,099
Goodwill	69,502
Other long term-assets	2,006
Total assets acquired	$427,952

Liabilities Assumed
Accounts payable and accrued expenses	$59,859
Short-term borrowings	27,057
Deferred revenue	4,062
Income taxes payable	1,478
Deferred income taxes	29,823
Pension benefits	13,201
Environmental liabilities	11,716
Other long-term liabilities	1,380
Total liabilities assumed	148,576
Net assets acquired	$279,376

The Company has attributed the goodwill of $69,502 to an expanded global footprint and additional market opportunities that the Euticals business offers primarily within the API, Discovery and Development Services (“DDS”) and Fine Chemicals (“FC”) segments. The goodwill is not deductible for tax purposes. Intangible assets acquired consisted of customer relationships of $7,184, with an estimated life of 9 years, developed technology of $49,179, with an estimated life of 16 years, and manufacturing intellectual property and know-how of $7,736, with an estimated life of 18 years.

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

The purchase price was increased in the first quarter of 2016 by $262 due to the finalization of the net working capital adjustment. The purchase price was reduced in the first quarter of 2016 to recognize the discount associated with the 137 unregistered shares issued in conjunction with the Whitehouse acquisition in the amount of $200. These adjustments resulted in a net increase of goodwill of $62.

Gadea Grupo

On July 16, 2015, the Company completed the purchase of Gadea Grupo Farmaceutico, S.L. (“Gadea”), a contract manufacturer of complex active pharmaceutical ingredients and finished drug product. Gadea operates within the Company's API and Drug Product (“DP”) segments. The aggregate net purchase price was $127,572 (net of cash acquired of $10,961), which included the issuance of 2,200 shares of common stock, valued at $40,568, with the balance comprised of $96,961 in cash, plus a working capital adjustment of $1,004. The purchase price has been allocated based on the fair value of assets and liabilities acquired as of the acquisition date.

The purchase price was adjusted in the first quarter of 2016 by $676 due to the finalization of the net working capital adjustment. The purchase price allocation was adjusted in the first quarter of 2016, primarily due to the recognition of an environmental remediation liability of $1,542, and a corresponding indemnification receivable from the seller of $771. The purchase price allocation was adjusted in the second quarter of 2016 to reduce the estimated uncertain tax position liabilities associated with pre-acquisition tax years by $498, and to reduce the corresponding indemnification receivable from the seller by $293. These adjustments resulted in a net increase of goodwill of approximately $1,200.

The Company has attributed the goodwill of $51,358 to an expanded global footprint and additional market opportunities that the Gadea business offers. The goodwill has been allocated between business segments, with API of $30,879 and DP of $20,479, and is not deductible for tax purposes. Intangible assets acquired consisted of customer relationships of $24,000 (with an estimated life of 13 years), a tradename of $4,100 (with an indefinite estimated life), intellectual property of $11,900 (with an estimated life of 15 years), in-process research and development of $18,000 (with an indefinite estimated life), and $200 of order backlog.

SSCI

On February 13, 2015, the Company completed the purchase of assets and assumed certain liabilities of Aptuit's Solid State Chemical Information business, now AMRI SSCI, LLC (“SSCI”), for total consideration of $35,850. SSCI brings extensive material science knowledge and technology and expands the Company’s capabilities in analytical testing to include peptides, proteins and oligonucleotides. SSCI has been assigned to the DDS segment.

Glasgow

On January 8, 2015, the Company completed the purchase of all of the outstanding equity interests of Aptuit's Glasgow, U.K. business, now Albany Molecular Research (Glasgow) Limited (“Glasgow”), for total consideration of $23,805 (net of cash acquired of $146). The Glasgow facility extends the Company’s capabilities to sterile injectable drug product pre-formulation, formulation and clinical stage manufacturing. Glasgow has been assigned to the DP segment.

Unaudited Pro Forma Statements of Operations

The following table shows the unaudited pro forma statements of operations for the three and nine months ended September 30, 2016, as if the Euticals Acquisition had occurred on January 1, 2015, and as if the Gadea, Whitehouse, SSCI and Glasgow acquisitions had occurred on January 1, 2014. This pro forma information does not purport to represent what the Company’s actual results would have been if the acquisitions had occurred as of the dates indicated or what such results would be for any future periods.

	Three months ended	Nine months ended
	September 30, 2016	September 30, 2016
Total revenues	$155,471	$494,949
Net loss	(2,629)	(29,719)

Pro forma weighted average basic and diluted shares	42,115	41,998

Pro forma loss per share:
Basic and diluted	$(0.06)	$(0.71)

The following table shows the pro forma adjustments made to the weighted average shares outstanding for the three and nine months ended September 30, 2016:

	Three months ended	Nine months ended
	September 30, 2016	September 30, 2016
Weighted average common shares outstanding – basic	41,272	36,990
Pro forma impact of acquisition consideration	843	5,008
Pro forma weighted average common shares outstanding – basic and diluted	42,115	41,998

For the three and nine month periods ended September 30, 2016, pre-tax net income was adjusted by reducing expenses by $14,911 and $19,873, respectively, for acquisition related costs. For the three and nine months ended September 30, 2016, pre-tax net income was adjusted by reducing expenses by $12,835 and $19,493, respectively, for purchase accounting related inventory costs. Pre-tax net income for the nine months ended September 30, 2016 was adjusted by increasing expenses by $1,907 for purchase accounting related depreciation and amortization.

The Company partially funded the Euticals Acquisition utilizing the proceeds from a $230,000 term loan that was provided for in conjunction with the Third Restated Credit Agreement, entered into with JP Morgan Chase Bank, N.A. and Barclays Bank PLC, as administrative agents and collateral agents, and the lenders party thereto (the “Third Restated Credit Agreement”), which was completed on July 7, 2016, along with the issuance of the Euticals Seller Notes on July 11, 2016 (see Note 5). The Company did not have sufficient cash on hand to complete the acquisition as of January 1, 2015. For the purposes of presenting the pro forma statements of operations for the three and nine months ended September 30, 2016, the Company has assumed that it entered into the Third Restated Credit Agreement and issued the Euticals Seller Notes on January 1, 2015 for an amount sufficient to fund the preliminary cash consideration to acquire Euticals as of that date. The pro forma statements of operations for the three and nine months ended September 30, 2016 reflect the recognition of interest expense that would have been incurred had the Third Restated Credit Agreement and the Euticals Seller Notes been entered into on January 1, 2015. The Company has recorded $4,437 of pro forma interest expense on the Third Restated Credit Agreement and the Euticals Seller Notes for the purposes of presenting the pro forma statements of operations for the nine months ended September 30, 2016.

During the three month period ended September 30, 2016, the Company recognized income tax expense of $4,715 to establish a deferred tax liability associated with the original issue discount recorded in conjunction with the issuance of the Euticals Seller Notes. For the purposes of presenting the pro forma condensed combined statements of operations for the three and nine months ended September 30, 2016, the Company has assumed that it would have been required to recognize this deferred tax liability on January 1, 2015, assuming a January 1, 2015 acquisition date. During the three month period ended June 30, 2016, the Company established a valuation allowance against its U.S. deferred tax assets.  For the purposes of presenting the pro forma condensed combined statements of operations for the three and nine months ended September 30, 2016, the Company has assumed that it would have been required to establish a valuation allowance against the combined U.S. deferred tax assets of the Company and Euticals on January 1, 2015, assuming a January 1, 2015 acquisition date.  In addition, the pro forma adjustments to net income incorporate, at the applicable effective rates (including the effect of establishing a valuation allowance against the combined U.S. deferred tax assets of the Company and Euticals), the tax effects of the pro forma pre-tax adjustments noted above.

The following table shows the unaudited pro forma statements of operations for the three and nine months ended September 30, 2015, as if the Euticals Acquisition had occurred on January 1, 2015, and as if the Gadea, Whitehouse, SSCI and Glasgow acquisitions had occurred on January 1, 2014. This pro forma information does not purport to represent what the Company’s actual results would have been if the acquisitions had occurred as of the date indicated or what such results would be for any future periods.

	Three months ended	Nine months ended
	September 30, 2015	September 30, 2015
Total revenues	$172,348	$517,038
Net loss	(2,668)	(32,024)

Pro forma weighted average basic and diluted shares	41,658	41,478

Pro forma loss per share:
Basic and diluted	$(0.06)	$(0.77)

The following table shows the pro forma adjustments made to the weighted average shares outstanding for the three and nine months ended September 30, 2015:

	Three months ended	Nine months ended
	September 30, 2015	September 30, 2015
Weighted average common shares outstanding - basic	34,087	32,700
Pro forma impact of acquisition consideration	7,571	8,778
Pro forma weighted average common shares outstanding –basic and diluted	41,658	41,478

For the three and nine month periods ended September 30, 2015, pre-tax net income was adjusted by reducing expenses by $1,326 and $1,635, respectively, for acquisition related costs. For the three and nine months ended September 30, 2015, pre-tax net income was adjusted by reducing and increasing expenses by $3,081 and $21,064, respectively, for purchase accounting related inventory costs. For the three and nine months ended September 30, 2015, pre-tax net income was adjusted by increasing expenses by $473 and $2,910, respectively, for purchase accounting related depreciation and amortization.

The Company partially funded the acquisition of Euticals utilizing the proceeds from a $230,000 term loan that was provided for in conjunction with the Third Restated Credit Agreement, which was completed on July 7, 2016, along with the issuance of the Euticals Seller Notes on July 11, 2016 (see Note 5). The Company did not have sufficient cash on hand to complete the acquisition as of January 1, 2015. For the purposes of presenting the pro forma statements of operations for the three and nine months ended September 30, 2015, the Company has assumed that it entered into the Third Restated Credit Agreement and issued the Euticals Seller Notes on January 1, 2015 for an amount sufficient to fund the preliminary cash consideration to acquire Euticals as of that date. The pro forma statements of operations for the three and nine months ended September 30, 2015 reflect the recognition of interest expense that would have been incurred had the Third Restated Credit Agreement and the Euticals Seller Notes been entered into on January 1, 2015. The Company has recorded $2,218 and $ 6,655, respectively, of pro forma interest expense on the Third Restated Credit Agreement and the Euticals Seller Notes for the purposes of presenting the pro forma statements of operations for the three and nine months ended September 30, 2015.

The Company partially funded the acquisition of Whitehouse utilizing the proceeds from a $30,000 revolving line of credit pursuant to a $230,000 senior secured credit agreement with Barclays Bank PLC (the “Credit Agreement”) that was completed in July 2015 (see Note 5). For purposes of presenting the pro forma statements of operations for the three and nine months ended September 30, 2015, the Company has assumed that it borrowed on the revolving line of credit on January 1, 2014 for an amount sufficient to fund the cash consideration to acquire Whitehouse as of that date. The pro forma statements of operations for the three and nine months ended September 30, 2015 reflects the recognition of interest expense that would have been incurred on the revolving line of credit had it been entered into on January 1, 2014. The Company has recorded $425 and $1,276, respectively, of pro forma interest expense on the revolving line of credit for the purposes of presenting the pro forma statements of operations for the three and nine months ended September 30, 2015.

The Company partially funded the acquisition of Gadea utilizing the proceeds from a $200,000 term loan pursuant to the Credit Agreement. The Company did not have sufficient cash on hand to complete the acquisition as of January 1, 2014. For the purposes of presenting the pro forma statements of operations for the three and nine months ended September 30, 2015, the Company has assumed that it entered into the Credit Agreement on January 1, 2014 for an amount sufficient to fund the preliminary cash consideration to acquire Gadea as of that date. The pro forma statements of operations for the three and nine months ended September 30, 2015 reflect the recognition of interest expense that would have been incurred on the Credit Agreement had it been entered into on January 1, 2014. The Company has recorded $4,200 of pro forma interest expense on the Credit Agreement for the purposes of presenting the pro forma statements of operations for the nine months ended September 30, 2015.

During the three month period ended September 30, 2016, the Company recognized income tax expense of $4,715 to establish a deferred tax liability associated with the original issue discount recorded in conjunction with the issuance of the Euticals Seller Notes. For the purposes of presenting the pro forma condensed combined statements of operations for the three and nine months ended September 30, 2015, the Company has assumed that it would have been required to recognize this deferred tax liability on January 1, 2015, assuming a January 1, 2015 acquisition date. During the three month period ended June 30, 2016, the Company established a valuation allowance against its U.S. deferred tax assets.  For the purposes of presenting the pro forma condensed combined statements of operations for the three and nine months ended September 30, 2015, the Company has assumed that it would have been required to establish a valuation allowance against the combined U.S. deferred tax assets of the Company and Euticals on January 1, 2015, assuming a January 1, 2015 acquisition date.  In addition, the pro forma adjustments to net income incorporate, at the applicable effective rates (including the effect of establishing a valuation allowance against the combined U.S. deferred tax assets of the Company and Euticals), the tax effects of the pro forma pre-tax adjustments noted above.

Note 4 — Inventory

Inventory consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015 (a)
Raw materials	$69,229	$36,628
Work-in-process	83,328	37,574
Finished goods	49,344	15,029
Total inventory	$201,901	$89,231

(a)	Certain adjustments have been made to December 31, 2015 inventory classifications to conform to current year presentation.

Note 5 — Debt

Short-Term Borrowings

In connection with the Euticals Acquisition, the Company assumed the short-term borrowing obligations of Euticals, consisting of multiple bank revolving lines of credit with a maximum borrowing capacity of €41,450, or $46,470, (the “Euticals Revolving Credit Facilities”). The Euticals Revolving Credit Facilities support Euticals’ short-term working capital needs and are collateralized, in part, by certain Euticals trade receivables balances. The Euticals Revolving Credit Facilities are subject to variable interest rates and the average effective interest rate was 4.02% during the period July 12, 2016 to September 30, 2016.

As of September 30, 2016, the aggregate outstanding balance under the Euticals Revolving Credit Facilities was $20,787 and the related trade receivables collateral was $12,855.

Long-Term Debt

The following table summarizes long-term debt:

	September 30, 2016	December 31, 2015
Convertible senior notes, net of unamortized debt discount	$133,922	$128,917
Term loan, net of unamortized discount	424,340	198,343
Revolving credit facility	-	30,000
Industrial development authority bonds	-	2,080
Various borrowings with institutions, Gadea loans	30,451	39,655
Euticals Seller Notes	45,879	-
Capital leases – equipment & other	478	111
	635,070	399,106
Less deferred financing fees	(13,904)	(9,823)
Less current portion	(15,054)	(15,591)
Total long-term debt	$606,112	$373,692

The aggregate maturities of long-term debt, exclusive of unamortized debt discount of $34,951 at September 30, 2016, are as follows:

2016 (remaining)	$4,352
2017	14,246
2018	601,229
2019	26,555
2020	22,594
Thereafter	1,045
Total	$670,021

Term Loans

In connection with the Euticals Acquisition, on July 7, 2016, the Company entered into the Third Restated Credit Agreement, which (i) provides incremental senior secured first lien term loans in an aggregate principal amount of $230,000 (the “Incremental Term Loans”) which increased the aggregate principal amount of senior secured first lien term loans under the Credit Agreement to $428,500 and (ii) increased the first lien revolving credit facility commitments by $5,000 to $35,000. The Company used the proceeds of the Incremental Term Loans primarily to: (i) pay a portion of the cash consideration for the Euticals Acquisition; (ii) pay various fees and expenses incurred in connection with the Euticals Acquisition and related financing activities; and (iii) repay the $30,000 outstanding under the first lien revolving credit facility.

The Third Restated Credit Agreement requires that the Company make quarterly repayments toward the Incremental Term Loans principal of $579 beginning on September 30, 2016, with all remaining unpaid principal amounts of the Incremental Term Loans maturing and payable on July 16, 2021. The revolving credit facility commitments under the Third Restated Credit Agreement terminate and all amounts then outstanding thereunder are payable on July 16, 2020, subject, in each case, to earlier acceleration (i) to six months prior to the scheduled maturity date of the Company’s 2.25% Cash Convertible Senior Notes issued on December 4, 2013 (the “Notes”) if on such date, both (x) more than $25,000 of the Notes shall remain outstanding and (y) the ratio the secured debt of the Company and its subsidiaries to the EBITDA of the Company and its subsidiaries exceeds 1.50:1.00 and (ii) to April 7, 2019, April 7, 2020 or April 7, 2021, respectively, in each case to the extent that at any such date the Company has not (x) prepaid or otherwise satisfied the amortization or final maturity payment amounts to next come due under each Euticals Seller Note then outstanding or (y) refinanced such amortization or final maturity payment amount to next come due under each Euticals Seller Note then outstanding in a manner permitted by the Third Restated Credit Agreement.

At the Company’s election, loans made under the Third Restated Credit Agreement bear interest at (a) the one-month, three-month or six-month LIBOR rate subject to a floor of 1.0% (the “LIBOR Rate”) or (b) a base rate determined by reference to the highest of (i) the United States federal funds rate plus 0.50%, (ii) the rate of interest quoted by The Wall Street Journal as the “Prime Rate,” and (iii) a daily rate equal to the one-month LIBOR Rate plus 1.0%, subject to a floor of 2.0% (the “Base Rate”), plus an applicable margin of 4.75% per annum for LIBOR Rate loans and 3.75% per annum for Base Rate loans.

The obligations under the Third Restated Credit Agreement are guaranteed by each material domestic subsidiary of the Company (each a “Guarantor”) and are secured by first priority liens on, and security interests in, substantially all of the present and after-acquired assets of the Company and each Guarantor subject to certain customary exceptions.

The components of the term loans are as follows:

	September 30, 2016	December 31, 2015
Principal amount – term loan	$427,430	$200,000
Unamortized debt discount	(3,090)	(1,657)
Net carrying amount of term loan	$424,340	$198,343

Euticals Seller Notes

As indicated in Note 3, in connection with the Euticals Acquisition, on July 11, 2016, the Company issued two notes to Lauro Cinquantasette S.p.A. with a combined face value of €55,000, that were valued at $44,342 (net of original issue discount of $16,441). The Euticals Seller Notes are unsecured promissory notes, guaranteed by the Company, and are subject to customary representations and warranties and events of default with repayment to be made in three equal annual installments made on the third, fourth and fifth anniversaries of the Euticals Acquisition closing date. The repayment is subject to certain set off rights of the Company relating to the seller’s indemnification obligations. The Euticals Seller Notes are subject to an interest rate equal to 0.25% per annum, which is due and payable in cash on the first day of January, April, July and October during each calendar year. The Euticals Seller Notes were recognized net of an original issue discount of $16,441.

As of September 30, 2016, the components of the Euticals Seller Notes were as follows:

Principal amount	$61,662
Unamortized debt discount	(15,783)
Net carrying amount of notes	$45,879

Convertible Senior Notes

On December 4, 2013, the Company completed the private offering of $150,000 aggregate principal amount of the Notes.  The Notes mature on November 15, 2018, unless earlier repurchased or converted into cash in accordance with their terms prior to such date and interest is paid in arrears semiannually on each May 15 and November 15 at an annual rate of 2.25% beginning on May 15, 2014. The Notes were offered and sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”).

The Notes are not convertible into the Company's common stock or any other securities under any circumstances. Holders may convert their Notes solely into cash at their option at any time prior to the close of business on the business day immediately preceding May 15, 2018 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2013 (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per thousand dollars principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after May 15, 2018 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes solely into cash at any time, regardless of the foregoing circumstances. Upon conversion, in lieu of receiving shares of the Company's common stock, a holder will receive, per thousand dollars principal amount of Notes, an amount in cash equal to the settlement amount, determined in the manner set forth in the indenture. The initial conversion rate is 63.9844 shares of the Company's common stock per thousand dollars principal amount of Notes (equivalent to an initial conversion price of approximately $15.63 per share of common stock). The conversion rate is subject to adjustment upon certain events as described in the indenture but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company has agreed to pay a cash make-whole premium by increasing the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event in certain circumstances as described in the indenture.

The Company may not redeem the Notes prior to the maturity date, and no sinking fund is provided for the Notes.

The cash conversion feature of the Notes (“Notes Conversion Derivative”) requires bifurcation from the Notes in accordance with ASC 815, “Derivatives and Hedging,” and is accounted for as a derivative liability. The fair value of the Notes Conversion Derivative at the time of issuance of the Notes was $33,600 and was recorded as original debt discount for purposes of accounting for the debt component of the Notes. This discount is amortized as interest expense using the effective interest method over the term of the Notes. For the three months ended September 30, 2016 and 2015, the Company recorded $1,697 and $1,572, respectively, and for the nine months ended September 30, 2016 and 2015, the Company recorded $5,005 and $4,628, respectively, of amortization of the debt discount as interest expense based upon an effective rate of 7.69%.

The components of the Notes were as follows:

	September 30, 2016	December 31, 2015
Principal amount	$150,000	$150,000
Unamortized debt discount	(16,078)	(21,083)
Net carrying amount of Notes	$133,922	$128,917

In connection with the pricing of the Notes, on November 19, 2013, the Company entered into cash convertible note hedge transactions (“Notes Hedges”) relating to a notional number of shares of the Company's common stock underlying the Notes with two counterparties (the “Option Counterparties”). The Notes Hedges, which are cash-settled, are intended to reduce the Company’s exposure to potential cash payments that it is required to make upon conversion of the Notes in excess of the principal amount of converted Notes if the Company’s common stock price exceeds the conversion price. The Notes Hedges are accounted for as a derivative instrument in accordance with ASC 815, “Derivatives and Hedging.” The aggregate cost of the note hedge transaction was $33,600.

At the same time, the Company also entered into separate warrant transactions with each of the Option Counterparties initially relating, in the aggregate, to 9,598 shares of the Company's common stock underlying the Note Hedges. The Note Hedges are intended to offset cash payments due upon any conversion of the Notes. However, the warrant transactions could separately have a dilutive effect to the extent that the market price per share of the Company's common stock (as measured under the terms of the warrant transactions) exceeds the applicable strike price of the warrants. The initial strike price of the warrants is $18.9440 per share, which was 60% above the last reported sale price of the Company's common stock of $11.84 on November 19, 2013 and proceeds of $23,100 were received from the Option Counterparties from the sale of the warrants.

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

Neither the Notes Conversion Derivative nor the Notes Hedges qualify for hedge accounting, thus any changes in the fair market value of the derivatives is recognized immediately in the statement of operations. As of September 30, 2016 and December 31, 2015, the changes in fair market value of the Notes Conversion Derivative and the Notes Hedges were equal, therefore there was no change in fair market value that was recognized in the statement of operations.

The following table summarizes the fair value and the presentation in the consolidated balance sheet:

	Location on Balance Sheet	September 30, 2016	December 31, 2015
Notes Hedges	Other assets	$47,436	$76,393
Notes Conversion Derivative	Other liabilities	$(47,436)	$(76,393)

IDA Bonds

In May 2016, the sale of the Company’s Syracuse, N.Y. facility, within the DDS operating segment, was completed for $675. Commensurate with the sale of the facility, the industrial development authority (“IDA”) bonds associated with the facility were repaid in full, with a final payment of $1,760.

Note 6 — Facilities Impairment, Restructuring and Other Charges

In August 2016, the Company announced a restructuring plan in connection with the Euticals Acquisition. Under the restructuring plan, the Company initiated a reduction in workforce in certain locations in the United States and Europe and ceased operations in one location in Italy.  The Company recorded $2,698 in charges for reduction in force and termination benefits during the three months ended September 30, 2016.  The Company also assumed $101 of Euticals restructuring liabilities for a restructuring plan initiated by Euticals prior to the Euticals Acquisition to cease operations at a separate location in Italy.

In the second quarter of 2016, the Company recognized a change in estimate of $634, which reduced the restructuring liabilities related to the operations of Cedarburg. Other restructuring and other charges for various sites at the three and nine months ended September 30, 2016, were $25 and $303, respectively.

In April 2015, the Company announced a restructuring plan with respect to certain operations in the U.K. within its API business segment. In connection with the restructuring plan, the Company ceased all operations at its Holywell, U.K. facility in the fourth quarter of 2015. The Company recorded $228 and $1,793 in charges for reduction in force and termination benefits and other restructuring-related charges related to the U.K. facility during the three and nine months ended September 30, 2016, respectively. In conjunction with the Company’s actions to cease operations at its Holywell, U.K. facility, the Company also recorded property and equipment impairment charges in the API segment of $2,550 in the first quarter of 2015. These charges are included under the caption “impairment charges” on the consolidated statement of operations.  Also in 2015, the Company made additional resource changes at its Singapore site (within the DDS segment) to optimize the cost profile of the facility, which resulted in restructuring charges of $16 and $1,934 during the three and nine months ended September 30, 2016. Equipment that was not transferred or recovered through sale was subject to accelerated depreciation over the remaining operating period of the facility, which closed in the first quarter of 2016.

Restructuring and other charges for the three months ended September 30, 2016 and 2015 were $2,967 and $709, respectively, and for the nine months ended September 30, 2016 and 2015 were $6,094 and $3,828, respectively, consisting primarily of employee termination charges and costs associated with the Euticals Acquisition restructuring plan, costs associated with the closure and related transfer of continuing products from the Holywell, U.K. facility to the Company’s other manufacturing locations, and resource optimization and lease termination charges at the Company’s Singapore facility.

The following table displays the restructuring and other charges activity and liability balances for the nine-month period ended as of September 30, 2016:

	Balance at January 1, 2016	Charges/ (reversals) (1)	Amounts Paid	Foreign Currency Translation & Other Adjustments (1) (2)	Balance at September 30, 2016

Termination benefits and personnel realignment	$539	$3,330	(1,603)	51	$2,317
Lease termination and relocation charges	2,153	(39)	(2,025)	59	148
Other	-	2,803	(1,533)	(1,105)	165
Total	$2,692	$6,094	(5,161)	(995)	$2,630

(1)	Included in other restructuring charges are non-cash accelerated depreciation charges of $1,145 related to our Singapore facility.
(2)	Included in termination benefits and personnel realignment is an adjustment for a restructuring liability assumed in conjunction with the Euticals Acquisition in the third quarter of 2016 of $101, as described above.

Termination benefits and personnel realignment costs related to severance packages, outplacement services, and career counseling for employees affected by the restructuring. Lease termination charges related to estimated costs associated with exiting a facility, net of estimated sublease income.

Restructuring charges are included under the caption ‘Restructuring and other charges’ in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015 and the restructuring liabilities are included in ‘Accounts payable and accrued expenses’ and ‘Other long-term liabilities’ on the Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015.

Anticipated cash outflow related to the above restructuring liability as of September 30, 2016 for the remainder of 2016 is approximately $701.

The Company is currently marketing its Holywell, U.K. facility for sale. The facility is an asset of the API operating segment and is classified as held for sale with the long-lived assets segregated to a separate line on the Condensed Consolidated Balance Sheets until they are sold. Depreciation expense on the facility has ceased. The carrying value of the facility is $1,508 at September 30, 2016.

Note 7 — Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2016 were as follows:

	DDS	API	DP	FC	Total
Balance as of December 31, 2015	$45,987	$46,182	$77,302	$-	$169,471
Goodwill acquired	1,792	60,242	-	7,468	69,502
Measurement period adjustments	107	1,211	-	-	1,318
Foreign exchange translation	24	1,602	(621)	106	1,111
Balance as of September 30, 2016	$47,910	$109,237	$76,681	$7,574	$241,402

The components of intangible assets are as follows:

	Cost	Impairment	Accumulated Amortization	Foreign exchange translation	Net	Amortization Period
September 30, 2016
Intellectual Property and Know-How	$28,277	$(2,709)	$(4,217)	$(136)	$21,215	2-18 years
Customer Relationships	93,958	-	(8,893)	236	85,301	5-20 years
Developed Technology	49,179		(689)	708	49,198	16 years
Tradename	4,100	-	-	74	4,174	indefinite
In-Process Research and Development	18,000	-	-	325	18,325	indefinite
Trademarks	2,200	-	(793)	-	1,407	5 years
Order Backlog	200	-	(204)	4	-	n/a
Total	$195,914	$(2,709)	$(14,796)	$1,211	$179,620

	Cost	Impairment	Accumulated Amortization	Foreign exchange translation	Net	Amortization Period
December 31, 2015
Intellectual Property and Know-How	$20,352	$(2,508)	$(3,004)	$(165)	$14,675	2-16 years
Customer Relationships	86,774	-	(4,303)	(408)	82,063	5-20 years
Tradename	4,100	-	-	(57)	4,043	indefinite
In-Process Research and Development	18,000	-	-	(250)	17,750	indefinite
Trademarks	2,200	-	(727)	-	1,473	5 years
Order Backlog	200	-	-	-	200	n/a
Total	$131,626	$(2,508)	$(8,034)	$(880)	$120,204

Amortization expense related to intangible assets was $2,862 and $1,275 for the three months ended September 30, 2016 and 2015, respectively, and $6,762 and $2,702 for the nine months ended September 30, 2016 and 2015, respectively. The weighted average amortization period is 13.3 years.

The following chart represents estimated future annual amortization expense related to intangible assets:

Year ending December 31,
2016 (remaining)	$1,775
2017	11,794
2018	11,792
2019	11,786
2020	11,786
Thereafter	108,188
Total	$157,121

Note 8 — Income Taxes

During the three month period ended September 30, 2016, the Company recognized $4,715 of tax expense related to a deferred tax liability for the original discount on the Euticals Seller Notes. Additionally, during the three month period ended June 30, 2016, the Company established a full valuation allowance against its U.S. deferred tax assets in the amount of $8,467.

In assessing the realizability of U.S. deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income, either in prior years available for carryback claims or in the future. Management considers all available evidence in support of its ability to utilize its deferred tax assets, including cumulative income or loss in recent periods, future reversals of existing temporary differences, forecasted future taxable income and tax planning strategies.

The Company will continue to evaluate all positive and negative evidence in support of its deferred tax assets in the future, as changes in temporary differences, tax laws and operating performance may require a change in the need for a valuation allowance. If the Company determines the valuation allowance should be reversed in a future period, the resulting adjustment would be recorded as a tax benefit in the Condensed Consolidated Statements of Operations, and such amount may be material.

Note 9 — Share-Based Compensation

During the three and nine months ended September 30, 2016, the Company recognized total share based compensation cost of $1,790 and $6,420, respectively, as compared to total share-based compensation cost for the three and nine months ended September 30, 2015 of $1,797 and $4,816, respectively.

The Company grants share-based compensation, including restricted shares, under its 1998 Stock Option Plan, its 2008 Stock Option and Incentive Plan, as amended, as well as its 1998 Employee Stock Purchase Plan, as amended (“ESPP”). The 1998 Stock Option Plan, the 2008 Stock Option and Incentive Plan and ESPP are together referred to as the “Stock Option and Incentive Plans.”

Restricted Stock

A summary of unvested restricted stock activity during the nine months ended September 30, 2016 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding, January 1, 2016	1,020	$13.71
Granted	566	$14.68
Vested	(201)	$13.82
Forfeited	(76)	$14.76
Outstanding, September 30, 2016	1,309	$14.05

As of September 30, 2016, there was $13,268 of total unrecognized compensation cost related to unvested restricted shares. That cost is expected to be recognized over a weighted-average period of 2.67 years. 312 shares of restricted stock outstanding have market-based vesting provisions. The grant date fair value assumptions for these shares contain a vesting probability factor to reflect the Company’s expectation that not all shares will vest. Of the remaining 997 shares of restricted stock outstanding, the Company currently expects all shares to vest.

Stock Options

The fair value of each stock option award is estimated at the date of grant using the Black-Scholes valuation model based on the following assumptions:

	For the Nine Months Ended September 30,
	2016	2015
Expected life in years	5	5
Risk free interest rate	1.26%	1.59%
Volatility	42%	42%
Dividend yield	—	—

A summary of stock option activity during the nine months ended September 30, 2016 is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2016	1,439	$8.20
Granted	295	$15.77
Exercised	(103)	$4.85
Forfeited	(31)	$2.93
Expired	—	—
Outstanding, September 30, 2016	1,600	$9.91	5.53	$10,656
Options exercisable, September 30, 2016	984	$7.33	5.50	$9,407

The weighted average fair value of stock options granted for the nine months ended September 30, 2016 and 2015 was $5.98 and $6.51, respectively. As of September 30, 2016, there was $2,433 of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.66 years. Of the 1,600 stock options outstanding, the Company currently expects all options to vest.

Employee Stock Purchase Plan

During the nine months ended September 30, 2016 and 2015, 100 and 83 shares, respectively, were issued under the Company’s ESPP.

During the nine months ended September 30, 2016 and 2015, cash received from stock option exercises and employee stock purchases under the ESPP was $1,828 and $2,818, respectively. The excess tax benefit realized for the tax deductions from share-based compensation was $0 for both the nine months ended September 30, 2016 and 2015, respectively.

Note 10 — Operating Segment Data

In the third quarter of 2016, the Company completed the Euticals Acquisition. With the acquisition of Euticals, financial planning and management reporting of the Company’s operations include a new reportable segment (Fine Chemicals (“FC”)), which has been added based on the criteria set forth in ASC 280, “Segment Reporting.” FC includes lab to commercial scale synthesis of reagents and diverse compounds.

Prior to the Euticals Acquisition, the Company organized its operations into the DDS, API and DP segments, which remain unchanged. The DDS segment includes activities such as drug lead discovery, optimization, drug development, analytical services and small scale commercial manufacturing. API includes pilot to commercial scale manufacturing of active pharmaceutical ingredients and intermediates and high potency and controlled substance manufacturing. DP (formerly referred to as Drug Product Manufacturing or “DPM”) includes pre-formulation, formulation and process development through commercial scale production of complex liquid-filled and lyophilized injectable formulations. Corporate activities include sales and marketing and administrative functions, as well as research and development costs that have not been allocated to the operating segments. The Euticals business is split between DDS, API and FC. No prior period adjustments are necessary to reflect this change in reportable segments.

The following table contains earnings data by operating segment, reconciled to totals included in the unaudited Condensed Consolidated Financial Statements:

	Contract Revenue	Recurring Royalty Revenue	Income (Loss) from Operations	Depreciation and Amortization
For the three months ended September 30, 2016
DDS	$28,465	$—	$9,679	$2,744
API	89,568	1,057	9,056	10,083
DP	24,547	—	3,189	1,675
FC	9,101	—	(281)	509
Corporate (a)	—	—	(37,304)	—
Total	$151,681	$1,057	$(15,661)	$15,011

	Contract Revenue	Recurring Royalty Revenue	Income (Loss) from Operations	Depreciation and Amortization
For the three months ended September 30, 2015
DDS (b)	$21,521	$(63)	$5,767	$2,013
API	56,158	3,294	13,559	3,778
DP (b)	23,669	—	1,903	1,117
Corporate (a)	—	—	(21,219)	—
Total	$101,348	$3,231	$10	$6,908

	Contract Revenue	Recurring Royalty Revenue	Income (Loss) from Operations	Depreciation and Amortization
For the nine months ended September 30, 2016
DDS	$77,488	$—	$20,765	$8,783
API	209,717	8,152	43,112	16,654
DP	74,670	—	12,885	5,345
FC	9,101	—	(281)	509
Corporate (a)	—	—	(89,828)	—
Total	$370,976	$8,152	$(13,347)	$31,291

	Contract Revenue	Recurring Royalty Revenue	Income (Loss) from Operations	Depreciation and Amortization
For the nine months ended September 30, 2015
DDS (b)	$60,733	$5,541	$20,081	$5,973
API	134,003	8,697	33,564	8,501
DP (b)	66,970	—	8,973	4,196
Corporate (a)	—	—	(55,211)	—
Total	$261,706	$14,238	$7,407	$18,670

(a)	Corporate consists primarily of the ‘Selling, general and administrative’ expense activities of the Company.
(b)	A portion of the 2015 amounts were reclassified from DDS to DP to better align business activities within segments. This reclassification impacted contract revenue and income (loss) from operations for 2015.

The following table summarizes other information by segment as of, and for the nine-month period ended September 30, 2016:

	DDS	API	DP	FC	Total
Long-lived assets including goodwill	$150,683	$436,665	$193,017	$16,778	$797,143
Total assets	412,589	600,299	216,805	28,390	1,258,083
Goodwill included in total assets	47,910	109,237	76,681	7,574	241,402
Investments in unconsolidated affiliates	956	—	—	—	956
Capital expenditures	10,278	22,981	4,693	—	37,952

The following table summarizes other information by segment as of December 31, 2015 and capital expenditures for the nine-month period ended September 30, 2015:

	DDS	API	DP	Total
Long-lived assets including goodwill	$136,387	$201,219	$161,577	$499,183
Total assets	174,203	523,036	168,328	865,567
Goodwill included in total assets	45,987	46,182	77,302	169,471
Investments in unconsolidated affiliates	956	—	—	956
Capital expenditures (nine months ended September 30, 2015)	5,419	5,819	2,421	13,659

Note 11 — Financial Information by Customer Concentration and Geographic Area

Total percentages of contract revenues by each segment’s three largest customers for the three and nine months ended September 30, 2016 and 2015 are indicated in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

DDS	8%, 5%, 4%	10%, 9%, 4%	10%, 4%, 3%	10%, 9%, 4%
API	11%, 5%, 4%	21%, 7%, 6%	14%, 9%, 4%	23%, 11%, 8%
DP	24%, 10%, 7%	19%, 13%, 3%	12%, 10%, 6%	17%, 12%, 5%
FC	27%, 25%, 12%	—	27%, 25%, 12%	—

Total contract revenue from GE Healthcare (“GE”), the Company’s largest customer, represented 7% and 8% of total contract revenue for the three and nine months ended September 30, 2016, respectively. Total contract revenue from GE represented 12% of total contract revenue for both the three and nine months ended September 30, 2015, respectively.

The Company’s total contract revenue for the three and nine months ended September 30, 2016 and 2015 was recognized from customers in the following geographic regions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

United States	51%	56%	57%	64%
Europe	33	32	31	27
Asia	11	7	8	6
Other	5	5	4	3

Total	100%	100%	100%	100%

Long-lived assets, including goodwill, by geographic region are as follows:

	September 30, 2016	December 31, 2015
United States	$350,068	$323,151
Asia	14,531	14,336
Europe	432,544	161,696
Total long-lived assets	$797,143	$499,183

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

On November 12, 2014, a purported class action lawsuit, John Gauquie v. Albany Molecular Research, Inc., et al., No. 14-cv-6637, was filed against the Company and certain of its current and former officers in the United States District Court for the Eastern District of New York. An amended complaint was filed on March 31, 2015. The amended complaint alleges claims under the Securities Exchange Act of 1934 arising from the Company’s alleged failure to disclose in its August 5, 2014 announcement of its financial results for the second quarter of 2014 that one of the manufacturing facilities experienced a power interruption in July 2014. The amended complaint alleges that the price of the Company’s stock was artificially inflated between August 5, 2014 and November 5, 2014, and seeks unspecified monetary damages and attorneys’ fees and costs. The defendants submitted on July 29, 2015 a motion to dismiss lead plaintiffs’ amended complaint. Lead plaintiffs submitted an opposition on October 7, 2015, and defendants submitted a reply on November 20, 2015. On July 26, 2016, the court denied the defendants motion to dismiss. The Company has filed a motion to reconsider its July 29, 2015 motion to dismiss lead plaintiff’s amended complaint.

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

Convertible senior notes, derivatives and hedging instruments: The fair value of the Company’s Notes, which differ from their carrying value, are influenced by interest rates and the Company's stock price and stock price volatility and are determined by prices for the Notes observed in market trading, which are level 2 inputs. The estimated fair value of the Notes at September 30, 2016 was $177,000. The Notes Hedges and the Notes Conversion Derivative are measured at fair value using level 2 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable market data for all inputs, such as implied volatility of the Company's common stock, risk-free interest rate and other factors.

Interest rate swaps: At September 30, 2016, the Company had contracted a derivative financial instrument to reduce the impact of fluctuations in variable interest rates on a loan that a financial institution granted in February 2015. The estimated fair value of the swap at September 30, 2016 was $62. The Company hedges the interest rate risk of the initial amount of the aforementioned bank loan through an interest rate swap. In this arrangement, the interest rates are exchanged so that the Company receives from the financial institution a variable rate of the 3-month Euribor, in exchange for a fixed interest payment for the same nominal amount (0.3%). The variable interest rate received for the derivative offsets the interest payment on the hedged transaction, with the end result being a fixed interest payment on the hedged financing. At September 30, 2016, the derivative financial instrument had not been designated as a hedging instrument in accordance with ASC 815, “Derivatives and Hedging.”

To determine the fair value of the interest rate swap, the Company uses cash flow discounting based on the implicit rates determined by the euro interest rate curve, according to market conditions at the valuation date, which are level 2 inputs.

Instrument	Nominal Amount at 9/30/2016	Contract Date	Contract Date Expiration	Interest Rate Payable	Interest Rate Receivable
Interest rate swap	$5,416	2/19/2015	2/19/2020	3-month Euribor	Fixed rate of 0.30%

Euticals Acquisition hedge: In May 2016, the Company entered into a forward contract to hedge the foreign currency exposure related to the purchase price of the Euticals Acquisition. In this arrangement, the Company was obligated to purchase €150,000 at a fixed price on July 8, 2016. The forward contract did not qualify as a hedging instrument in accordance with ASC 815, “Derivatives and Hedging.” As a result, as of June 30, 2016, an unrealized loss of $6,401 was recorded in ‘Other (expense) income, net’ on the Condensed Consolidated Statements of Operations. In connection with the closing of the Euticals Acquisition, the forward contract was settled on July 8, 2016, at which time the Company recognized an additional loss of approximately $90 related to this contract.

Long-term debt, other than convertible senior notes:  The carrying value of long-term debt approximated fair value at September 30, 2016 due to the resetting dates of the variable interest rates.

Note 14 — Accumulated Other Comprehensive Loss, Net

The activity related to accumulated other comprehensive loss, net was as follows:

	Pension and postretirement benefit plans	Foreign currency adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2015, net of tax	$(5,581)	$(12,820)	$(18,401)
Net current period change, net of tax	350	3,996	4,346
Balance at September 30, 2016, net of tax	$(5,231)	(8,824)	(14,055)

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive loss, net:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Actuarial losses before tax effect (a)	$185	$190	$539	$664
Tax benefit on amounts reclassified into earnings	(65)	(66)	(189)	(232)
	$120	$124	$350	$432

(a)	Amounts represent amortization of net actuarial loss from shareholders’ equity into postretirement benefit plan cost. This amount was primarily recognized as cost of contract revenue in the consolidated statements of operations.

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

The Company is obligated under these arrangements to perform the development activities and contract manufacturing of the product. Generally, the contract manufacturing component of the arrangement commences during the development activities and continues through the commercial stage of each product, during which time the collaboration partner is obligated to purchase the product from the Company. The collaboration partners are generally responsible for obtaining regulatory approval and for sale and distribution of the product. The original terms of these arrangements vary in length but generally range from 7 to 10 years in duration. In the event the arrangements are terminated prematurely, the Company generally has the right to receive payment for all unpaid development costs incurred through the date of termination. Additionally, in the event of termination, the Company is generally permitted to develop, manufacture and sell the product to a third party on a contract research and manufacturing basis provided that it does not use the technology developed during the collaboration arrangements. None of the product candidates associated with these collaboration arrangements have reached the contract manufacturing or commercial and profit sharing stages.

These arrangements may include non-refundable, upfront payments, milestone payments and cost sharing arrangements during the development stage, payments for manufacturing based on a cost plus an agreed percentage, as well as profit sharing payments during the product’s commercial stage.

The Company recognizes revenue for payments received for services performed under these arrangements as contract revenue in accordance with ASC 605, “Revenue Recognition.” Development stage payments are recognized using the milestone method when the contractual milestones are determined to be substantive and have been achieved. Certain contractual milestones are deemed to be achieved upon the occurrence of the contractual performance events. Other non-performance based milestones, including the filing of an Abbreviated New Drug Application (ANDA) and approval by the Food and Drug Administration (FDA), which are generally events that occur at the end of the development period, are recognized upon occurrence of the related event. Contractual milestones that are deemed not substantive are recognized using proportional performance over the remaining development period. Upfront, non-refundable payments are recognized over the term of the development period using the proportional performance recognition model. Revenue associated with payments received for contract manufacturing services will be recognized upon delivery of the product to the Company’s collaborative partners. Revenue associated with payments received for profit sharing payments will be recognized when earned based on the terms of the agreements.

The Company recognizes costs as incurred during the performance of development activities and classifies these costs as ‘Research and development’ (“R&D”) expense. Costs incurred by the Company during the performance of the contract manufacturing activities will be classified as ‘Cost of contract revenue’ when the related revenue is recognized.

Contract revenue and R&D expense associated with these collaboration arrangements recognized during the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three months ended			Nine months ended
	September 30, 2016	September 30, 2015		September 30, 2016	September 30, 2015
Contract revenue	$2,547	$341		$6,967	$2,791
R&D expense	$2,297	$1,007	(a)	$6,325	$3,046	(a)

(a)	$286 and $2,326 of these amounts were recorded in ‘Cost of contract revenue’ in the Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2015, respectively.

Contract revenue for the nine months ended September 30, 2016 includes $2,484 of termination revenue related to the early termination of one of the Company’s collaboration arrangements. The Company is actively negotiating to secure a new collaboration partner for this program.

Note 16 — Subsequent Events

In October 2016, the Company reached agreement with one of its insurers (the “Paying Insurer”) with respect to the resolution of an outstanding insurance claim related to a business interruption loss sustained by the Company’s subsidiary, Oso Bio, in 2014 (the “Loss”).  In full settlement of the claim, the Company received a total net payment of $7,300 and has further released the Paying Insurer from any further claims regarding the Loss and has assigned to the Paying Insurer all of the Company’s rights against one other possible insurer with respect to the Loss.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “plans,” “intend,” “expect,” “anticipate,” “predicts,” “potential,” “believe,” and “continue” or similar words, although not all forward-looking statements contain these identifying words. Forward looking statements include, but are not limited to, statements concerning our expectations of future periods and full-year 2016 for revenue and contract margins in each of our operating segments and for R&D and SG&A expense; the integration of Prime European Therapeuticals S.p.A., (“Euticals”) and the financial impact of this acquisition; and statements regarding the impact of pending litigation matters, government regulation, customer spending and business trends, foreign operations, including increasing options and solutions for customers, business growth and the expansion of the global market, clinical supply manufacturing, management’s strategic plans, drug discovery, product commercialization, license arrangements, research and development projects and expenses, long-lived asset impairment, ability to utilize deferred tax assets, pension and postretirement benefit costs, competition and tax rates. Readers should not place undue reliance on these forward-looking statements. Our actual results may differ materially from such forward-looking statements as a result of numerous factors, some of which we may not be able to predict and may not be within our control. Factors that could cause such differences include, but are not limited to, changes in our relationships with our largest customers; ongoing headwinds in the U.S. and other world economies which could lead to overall softness in the markets we serve; difficulty in raising new capital to support our business, including financing our debt obligations, capital expenditures and acquisitions; trends in pharmaceutical and biotechnology companies’ outsourcing of manufacturing services and chemical research and development, including softness in these markets; the risk that we will not be able to replicate either in the short or long term the revenue stream that has been derived from the royalties payable under the Allegra® license agreements; the risk that customers may terminate or reduce demand under any strategic or multi-year deal; our ability to enforce our intellectual property and technology rights; our ability to successfully integrate and to achieve the expected benefits, synergies and financial results from past or future acquisitions, including Cedarburg Pharmaceuticals, Inc., Albany Molecular Research (Glasgow) Limited (“Glasgow”), AMRI SSCI, LLC (“SSCI”), Gadea Grupo Farmaceutico, S.L. (“Gadea”), Whitehouse Analytical Laboratories, LLC (“Whitehouse”) and Euticals; our ability to take advantage of proprietary technology and expand the scientific tools available to it; as well as those risks discussed elsewhere in this report and in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2016, and Part II, Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, as filed with the SEC on August 5, 2016. All forward-looking statements are made as of the date of this report, and we do not undertake to update any such forward-looking statements in the future, except as required by law.

References to “AMRI,” the “Company,” “we,” “us,” and “our,” refer to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole. The following discussion of our results of operations and financial condition should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the Notes thereto included within this report.

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

We continue to integrate our research and manufacturing facilities worldwide, increasing our access to key global markets and enabling us to provide our customers with a flexible combination of high quality services and competitive cost structures to meet their individual outsourcing needs. Our service offerings range from early stage discovery through formulation and manufacturing. We believe that the ability to partner with a single provider is of significant benefit to our customers as we are able to provide them with a more efficient transition of experimental compounds through the research and development process, ultimately reducing the time and cost involved in bringing compounds from concept to market. Compounds developed in our contract research facilities can then be more easily transitioned to production at our large-scale manufacturing facilities for use in clinical trials and, ultimately, commercial sales if the product meets regulatory approval.

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

Over the last few years, we have acquired new businesses and implemented a number of organizational and rationalization initiatives to grow our revenue and overall profitability and better align our operations to most efficiently support our customers’ needs. The goal of these restructuring activities has been to advance our strategy of increasing our global competitiveness and managing costs by aligning resources to meet shifting customer demand and market preferences, while optimizing our location footprint. Our acquisitions enhance and complement our existing service offerings and have contributed to our growth.

We may consider additional acquisitions that enhance or complement our existing service offerings. In addition to growing organically, strategic acquisitions would generally be expected to contribute to our growth by integrating with and expanding our current services, or adding services within the drug discovery, development and manufacturing life cycle. On July 11, 2016, we acquired Euticals, a privately-held company headquartered in Lodi, Italy, specializing in custom synthesis and the manufacture of active pharmaceutical ingredients with a network of facilities located primarily in Italy, Germany, the U.S. and France. During 2015, we entered into acquisition transactions with Whitehouse Labs in December, Gadea in July, SSCI in February and Glasgow in January, all of which have contributed to our results of operations and which we believe will continue to contribute to our future operations. See Note 3 to the Condensed Consolidated Financial Statements for more details on these acquisitions.

Backlog

Our backlog of open manufacturing orders and accepted service contracts was $346.8 million at September 30, 2016, including backlog at Euticals of $119.6 million, as compared to $190.3 million at September 30, 2015. Our manufacturing and services contracts are completed over varying durations, from short to extended periods of time.

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

Results of Operations – Three and Nine Months ended September 30, 2016 Compared to Three and Nine Months Ended September 30, 2015

Our total revenue for the quarter ended September 30, 2016 was $152.7 million, which included $151.7 million from our contract service business and $1.0 million from royalties on sales of certain products. Our total revenue for the quarter ended September 30, 2015 was $104.6 million, which included $101.4 million from our contract service business and $3.2 million from royalties on sales of certain products. Consolidated gross margin was 18.6% for the quarter ended September 30, 2016 as compared to 20.9% for the quarter ended September 30, 2015. Our net loss was $23.4 million during the three months ended September 30, 2016, compared to net loss of $4.2 million during the same period in 2015.

Our total revenue for the nine months ended September 30, 2016 was $379.1 million, which included $371.0 million from our contract service business and $8.1 million from royalties on sales of certain products. Our total revenue for the nine months ended September 30, 2015 was $275.9 million, which included $261.7 million from our contract service business and $14.2 million from royalties on sales of certain products. Consolidated gross margin was 23.2% for the nine months ended September 30, 2016 as compared to 22.4% for the nine months ended September 30, 2015. Our net loss was $54.8 million during the nine months ended September 30, 2016, compared to net loss of $4.1 million during the same period in 2015.

During the nine months ended September 30, 2016, cash provided by operations was $5.2 million compared to $38.5 million for the same period of 2015. The decrease was primarily driven by cash paid for interest, income taxes, acquisition and ERP related costs, and cash used to fund operating activities of Euticals post-acquisition. During the nine months ended September 30, 2016, we spent $143.3 million (net of cash acquired) to acquire Euticals, as well as a $1.0 million payment made in the second quarter of 2016 for a net working capital adjustment related to the Gadea acquisition, while during the nine months ended September 30, 2015, we spent $23.9 million to acquire Glasgow, $35.8 million to acquire SSCI and $86.0 million (net of cash acquired) to acquire Gadea. During the nine months ended September 30, 2016, we spent $38.0 million on capital expenditures compared to $13.7 million during the nine months ended September 30, 2015, primarily related to growth of our existing facilities, including the purchase of a facility that provides additional sterile API capacity in Spain, as well as the execution of certain strategic projects including the upgrade and implementation of our enterprise resource planning (“ERP”) system. Additionally, during the nine months ended September 30, 2016, we generated cash of $172.0 million from financing activities, relating primarily to borrowings on long-term debt of $228.0 million, partially offset by the repayment of our $30.0 million revolving credit facility, $14.9 million of principal payments on long-term debt, payments of deferred financing costs of $8.2 million and $6.6 million of repayments net of receipts on short-term borrowings. During the same period in 2015, we generated cash of $155.1 million from financing activities, relating primarily to borrowings on our credit facility of $237.0 million, partially offset by $76.8 million of principal payments on long-term debt.

Operating Segment Data

We organize our operations into the Discovery and Development Services (“DDS”), Active Pharmaceutical Ingredients (“API”), Drug Product (“DP”, formerly referred to as Drug Product Manufacturing or “DPM”) and following the acquisition of Euticals, Fine Chemicals (“FC”) segments. DDS includes activities such as drug lead discovery, optimization, drug development and small scale commercial manufacturing. API includes pilot to commercial scale manufacturing of active pharmaceutical ingredients and intermediates. DP includes pre-formulation, formulation and process development through commercial scale production of complex liquid-filled and lyophilized sterile injectable and ophthalmic formulations. FC includes lab to commercial scale synthesis of reagents and diverse compounds. Corporate activities include sales and marketing and administrative functions, as well as research and development costs that have not been allocated to the operating segments.

Revenue

Total contract revenue

Contract revenue consists primarily of fees earned under manufacturing or service contracts with third-party customers. Contract revenue for each of our DDS, API, DP and FC segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015

DDS	$28,465	$21,521	$77,488	$60,733
API	89,568	56,158	209,717	134,003
DP	24,547	23,669	74,670	66,970
FC	9,101	-	9,101	-
Total	$151,681	$101,348	$370,976	$261,706

DDS contract revenue for the three months ended September 30, 2016 increased $6.9 million from the prior year period due primarily to incremental revenue of $4.3 million from our acquisitions of Whitehouse in December 2015 and Euticals in July 2016. In addition, we experienced growth in demand at our Hyderabad, India facility and in the U.S. This was partially offset by a decrease in revenue from our Singapore facility following the expiration of a key customer contract. For the nine months ended September 30, 2016, DDS revenue was higher as a result of the aforementioned acquisitions, which contributed incremental revenue of $10.1 million, as well as growth in demand at our Hyderabad, India facility and in the U.S., and partially offset by a decrease in revenue from our Singapore facility following the expiration of a key customer contract. We currently expect DDS revenue for full year 2016 to increase from amounts in 2015 driven by continued demand for our services, the launch and ramp up of the integrated discovery facility in Buffalo, N.Y., improved facility utilization at all of our sites, and incremental revenue from our acquisitions of Whitehouse and Euticals.

API contract revenue for the three months ended September 30, 2016 increased from the prior year period primarily from our acquisition of Euticals in July 2016, which provided revenue of $40.2 million. This was partially offset by a decline in revenue related to the timing of product transfers from our Holywell, U.K. facility site closure in 2015. For the nine months ended September 30, 2016, API revenue was higher due primarily to $51.4 million and $40.2 million of incremental revenue from the acquisitions of Gadea and Euticals, respectively, partially offset by lower organic revenue related to the timing of product transfers from our Holywell, U.K. facility site closure in 2015. We currently expect continued growth in API contract revenue for full year 2016 due to on-going demand for our clinical and commercial manufacturing services worldwide, a full year of incremental revenue following our acquisition of Gadea, and a half year of incremental revenue following our acquisition of Euticals.

DP contract revenue for both the three and nine months ended September 30, 2016 increased from the prior year period due to the acquisition of Gadea and increased demand at our Glasgow, U.K. and Albuquerque, N.M. facilities. We currently expect continued growth in DP contract revenue for full year 2016 due to continued demand at our Glasgow, U.K. and Albuquerque, N.M. facilities, and incremental revenue from our acquisition of Gadea.

FC contract revenue for the three months ended September 30, 2016 totaled $9.1 million, which is entirely attributable to the Euticals Acquisition in July 2016.

Recurring royalty revenue

Three Months Ended September 30,		Nine Months Ended September 30,
2016	2015	2016	2015
(in thousands)

$1,057	$3,231	$8,152	$14,238

Our recurring royalties include revenue received pursuant to a Development and Supply Agreement with Allergan. In 2015, we also received royalties on worldwide sales of Allegra/Telfast and Sanofi over-the-counter product and authorized generics, which ended in the second quarter of 2015. During the third quarter of 2015, we began earning royalties under an agreement with a customer of Gadea, as a result of the acquisition. Recurring royalties decreased during the three months ended September 30, 2016 as compared to 2015 due to a change in estimate of royalties receivable related to Allergan’s sales of mixed amphetamine salts. Recurring royalties decreased during the nine months ended September 30, 2016 as compared to 2015 as a result of patent expirations associated with Allegra/Telfast during the second quarter of 2015. These amounts were partially offset by an increase in the other royalties during the period. We currently expect full year 2016 recurring royalties to continue to decline as compared to 2015 due to the expiration of the patents underlying the Allegra/Telfast royalties in the second quarter of 2015.

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

Costs and Expenses

Cost of contract revenue

Cost of contract revenue consists of compensation and associated fringe benefits for employees within that segment, chemicals, depreciation and other indirect project related costs. Cost of contract revenue for our DDS, API, DP and FC segments were as follows:

Segment	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015

DDS	$18,212	$15,551	$53,745	$45,136
API	78,034	43,410	165,234	100,427
DP	17,881	21,243	56,725	57,448
FC	9,359	-	9,359	-
Total	$123,486	$80,204	$285,063	$203,011

DDS Gross Margin	36.0%	27.7%	30.6%	25.7%
API Gross Margin	12.9%	22.7%	21.2%	25.1%
DP Gross Margin	27.2%	10.2%	24.0%	14.2%
FC Gross Margin	-2.8%	-%	-2.8%	-%
Total Gross Margin	18.6%	20.9%	23.2%	22.4%

DDS contract revenue gross margin percentage increased for the three and nine months ended September 30, 2016 compared to the same periods in 2015. This increase is due to higher margin revenues as a result of our Whitehouse acquisition and cost savings initiatives throughout DDS. We currently expect DDS contract margin for full year 2016 to improve over amounts recognized in full year 2015 due to the acquisition of Whitehouse and full year benefits from SSCI, as well as continued cost containment and facility optimizations across the DDS sites.

API contract revenue gross margin percentages decreased for the three and nine months ended September 30, 2016 compared to the same periods in 2015 primarily due to the impact of acquisition accounting associated with the Euticals Acquisition. We currently expect API contract margins for full year 2016 to remain consistent with 2015 contract margins due to a strong fourth quarter performance in the segment.

DP contract revenue gross margin percentage increased for the three and nine months ended September 30, 2016 compared to the same periods in 2015 primarily due to higher capacity utilization at our commercial manufacturing facilities and, in the nine month period, as a result of contract termination revenue of $2.5 million related to the early termination of one of the Company’s collaboration arrangements recognized in the second quarter of 2016. We currently expect contract margins for full year 2016 to remain higher as compared to 2015 due to higher operational effectiveness at our Oso Bio facility.

FC contract revenue gross margin percentage was 21.3% for the three months ended September 30, 2016, excluding the effects of inventory acquisition accounting amortization, attributable to the Euticals Acquisition. We expect this business to maintain a similar margin percentage in future periods.

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

Three Months Ended September 30,		Nine Months Ended September 30,
2016	2015	2016	2015
(in thousands)

$-	$(6)	$-	$554

Technology incentive award expense decreased for the nine months ended September 30, 2016 as compared to the same periods in the prior year due to the decrease in Allegra/Telfast recurring royalty revenue as discussed above.

Research and development

Research and development (“R&D”) expense consists of compensation and benefits, costs of chemicals, materials, outsourced activities and other out of pocket costs and overhead costs related to the manufacture of potential new products, the development of processes for the manufacture of generic products with commercial potential, and the development of alternative manufacturing processes. Our R&D activities are primarily incurred and recognized in our API and DP segments.

Research and development expenses were as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2016	2015	2016	2015
(in thousands)

$4,642	$1,903	$11,289	$2,778

R&D expense for the three and nine months ended September 30, 2016 increased compared to the same periods in 2015 primarily as a result of development efforts towards new niche generic products. We currently expect full year 2016 R&D expense to be higher than 2015 in line with our strategy and due to our acquisition of Gadea and Euticals and increased investments in collaboration agreements.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist of compensation and benefits for sales, marketing, operational and administrative employees, professional service fees, marketing costs and costs related to facilities and information services. SG&A expenses were as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2016	2015	2016	2015
(in thousands)

$37,304	$21,219	$89,828	$55,211

SG&A expenses for the three and nine months ended September 30, 2016 increased compared to the same periods in 2015 primarily due to costs associated with investments made to grow the business, merger and acquisition activities, ERP implementation costs, as well as incremental SG&A costs from the acquisition of Gadea, Whitehouse, and Euticals. We currently expect SG&A expenses for full year 2016 to increase due to a full year of operations at Gadea and Whitehouse, approximately one half-year of operations at Euticals, and incremental costs to grow the business, but to remain relatively consistent as a percentage of revenue.

Restructuring and other charges

Three Months Ended September 30,		Nine Months Ended September 30,
2016	2015	2016	2015
(in thousands)

$2,967	$709	$6,094	$3,828

In the first quarter of 2015, we announced a restructuring plan to close our facility in Holywell, U.K., within the API segment, by the fourth quarter of 2015. Additionally, we made resource changes at the DDS Singapore site to optimize the cost profile of the facility. These actions were consistent with our ongoing efforts to consolidate our facility resources to more effectively utilize our resource pool and to further reduce our facility cost structure.

Restructuring and other charges for the three and nine months ended September 30, 2016 consisted primarily of employee termination benefits due to a reduction in force resulting from the Euticals Acquisition, U.K. termination charges, employee termination costs and transitioning activities at our Singapore facility and costs associated with the transfer of continuing products from the Holywell, U.K. facility to our other manufacturing locations.

Restructuring and other charges for the three and nine months ended September 30, 2015 consisted primarily of personnel realignment costs at the U.K. facility, and also included costs associated with the closure of the Syracuse, N.Y. and Bothell, Wash. sites, which ceased operations in 2014 and 2012, respectively.

Impairment charges

Three Months Ended September 30,		Nine Months Ended September 30,
2016	2015	2016	2015
(in thousands)

$-	$540	$201	$3,155

In the second quarter of 2016, we wrote off a patent asset from a proprietary drug discovery program due to our licensing partner terminating the license agreement. During the three and nine months ended September 30, 2015, we recorded property and equipment impairment charges of $0.5 million and $3.2 million, respectively, in our API segment associated with the Company’s decision to cease operations at our facility in Holywell, U.K.

Interest expense, net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015

Interest expense	$(12,726)	$(6,323)	$(26,930)	$(12,549)
Interest income	12	5	16	17
Interest expense, net	$(12,714)	$(6,318)	$(26,914)	$(12,532)

Net interest expense increased for the three and nine months ended September 30, 2016 from the same periods in 2015 primarily due to increased levels of outstanding debt used to finance our 2016 and 2015 acquisitions, as well as an increase in amortization of deferred financing costs and original issue discounts related to our long-term debt.

Other (expense) income, net

Three Months Ended September 30,		Nine Months Ended September 30,
2016	2015	2016	2015
(in thousands)

$(549)	$798	$(7,207)	$1,901

Other (expense) income, net changed to expense in the three and nine months ended September 30, 2016 from income in the same periods in 2015 primarily due to the realized loss on the forward contract the Company settled in the third quarter of 2016 to hedge the foreign currency exposure related to the purchase price of the Euticals Acquisition. Additionally, re-measurement gains and losses of foreign currency transactions at international business locations contributed to the fluctuations.

Income tax (benefit) expense

Three Months Ended September 30,		Nine Months Ended September 30,
2016	2015	2016	2015
(in thousands)

$(5,499)	$(1,340)	$7,292	$862

Income tax benefit for the three months ended September 30, 2016 increased as compared to the same period in 2015 as a result of increased operating losses in the period, partially offset by approximately $4.7 million of tax expense related to a deferred tax liability recognized for the original issue discount on the Euticals Seller Notes.

Income tax expense for the nine months ended September 30, 2016 increased as compared to the same period in 2015 as a result of the Company establishing a full valuation allowance against its U.S. deferred tax assets in the amount of approximately $8.5 million and approximately $4.7 million of tax expense related to a deferred tax liability recognized for the original issue discount on the Euticals Seller Notes, partially offset by tax benefit resulting from increased operating losses in certain jurisdictions.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows and proceeds from borrowings. As of September 30, 2016, we had $45.0 million in cash, cash equivalents, and restricted cash and $670.0 million in bank and other debt (at face value).

During the first nine months of 2016, we generated cash of $5.2 million from operating activities, compared to cash provided by operations of $38.5 million during the same period in 2015. The decrease was primarily driven by cash paid for interest, income taxes, acquisition and ERP related costs, and cash used to fund operating activities of Euticals post-acquisition. During the nine months ended September 30, 2016, cash used in investing activities was $181.8 million, resulting primarily from the use of $143.3 million in cash (net of cash assumed) to acquire Euticals and $38.0 million used for the acquisition of property and equipment. For the same period in 2015, cash used in investing activities was $159.3 million, resulting primarily from the use of $86.0 million in cash (net of cash acquired and debt assumed) to acquire Gadea, $35.8 million in cash to acquire SSCI, $23.9 million to acquire the facility in Glasgow, U.K., and $13.7 million used for the acquisition of property and equipment. Additionally, during the nine months ended September 30, 2016, we generated cash from financing activities of $172.0 million, relating primarily to borrowings on long-term debt of $228.0 million, partially offset by the repayment of our $30.0 million revolving credit facility, principal payments on long-term debt of $14.9 million, payments of deferred financing costs of $8.2 million, and $6.6 million of repayments net of receipts on short-term borrowings. During the same period in 2015, we generated cash of $155.1 million from financing activities, relating primarily to borrowings on our credit facility and proceeds from stock issuances resulting from exercises of stock options and employee stock purchase plan purchases.

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

The Notes are not convertible into our common stock or any other securities under any circumstances. Holders may convert their Notes solely into cash at their option at any time prior to the close of business on the business day immediately preceding May 15, 2018 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2013 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per thousand dollars principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after May 15, 2018 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes solely into cash at any time, regardless of the foregoing circumstances. Upon conversion, in lieu of receiving shares of our common stock, a holder will receive, per thousand dollars principal amount of Notes, an amount in cash equal to the settlement amount, determined in the manner set forth in the indenture. The initial conversion rate is 63.9844 shares of our common stock per thousand dollars principal amount of Notes (equivalent to an initial conversion price of approximately $15.63 per share of common stock). The conversion rate is subject to adjustment upon certain events as described in the indenture but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, we have agreed to pay a cash make-whole premium by increasing the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event in certain circumstances as described in the indenture.

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

The following table sets forth our long-term contractual obligations and commitments relating to Euticals as of September 30, 2016, to be used as a supplement to amounts previously provided in our Form 10-K for the fiscal year ended December 31, 2015:

Payments Due by Period (in thousands)

	Total	Under 1 Year	1-3 Years	4-5 Years	After 5 Years
Incremental Long-Term Debt (principal)*	$291,325	$2,551	$268,220	$20,554	—
Operating Lease	$617	$196	$371	$50	—
Purchase Commitments	$26,931	$20,988	$5,773	$170	—
Restructuring Liabilities	$101	$101	$—	$—	—
Pension Plan Contributions	$2,376	$324	$921	$1,131	**

*The incremental borrowings of long-term debt were secured primarily to finance the Euticals Acquisition.

**Pension and other postretirement benefits include estimated payments made from Company assets. No estimate of payments after five years has been provided due to many uncertainties.

We expect that additional future capital expansion and acquisition activities, if any, could be funded with cash on hand, cash from operations, borrowings under our Third Restated Credit Agreement and/or the issuance of equity or debt securities. There can be no assurance that attractive acquisition opportunities will be available to us or will be available at prices and upon such other terms that are attractive to us. We regularly evaluate potential acquisitions of other businesses, products and product lines and may hold discussions regarding such potential acquisitions. In addition, in order to meet our long-term liquidity needs or consummate future acquisitions, we may incur additional indebtedness or issue additional equity or debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to us or at all. The failure to raise the funds necessary to finance our future cash requirements or consummate future acquisitions could adversely affect our ability to pursue our strategy and could negatively affect our operations in future periods. In connection with the Euticals Acquisition, on July 7, 2016, the Company amended the Company’s Second Amended and Restated Credit Agreement and entered into the Third Restated Credit Agreement. See Note 5 to the Condensed Consolidated Financial Statements for more details.

As of September 30, 2016, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

Recently Issued Accounting Pronouncements

Refer to Note 1 to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes during the three months ended September 30, 2016 with respect to the information on Quantitative and Qualitative Disclosures about Market Risk appearing in Part II, Item 7A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

During 2016, the Company acquired Euticals. This acquisition represents a material change in the internal control over financial reporting since management’s last assessment of effectiveness. As this acquisition occurred in the third quarter of 2016, management expects to exclude Euticals from its assessment of internal control over financial reporting as of December 31, 2016. This exclusion is in accordance with the SEC guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment in the year of acquisition. Total assets of Euticals, excluding goodwill and other intangible assets which are expected to be included in management’s assessment of internal control over financial reporting as of December 31, 2016, are approximately $362.2 million at September 30, 2016.  Total revenues of Euticals were approximately $50.0 million for the three months ended September 30, 2016.  The total assets and total revenues expected to be excluded from management’s assessment of internal control over financial reporting as of December 31, 2016, represent approximately 29% and 13%, respectively, of the Company’s related consolidated financial statement amounts as of and for the three months ended September 30, 2016.

The Company implemented a new Enterprise Resource Planning (ERP) system during the three month period ended September 30, 2016.  The new ERP system supports all of the Company’s locations, excluding Euticals and Gadea.  In connection with the implementation, the Company modified the business processes and internal controls that were impacted by the new ERP.

There were no other changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to Part 1 – Note 12 to the Condensed Consolidated Financial Statements for information on outstanding litigation.

Item 1A. Risk Factors

In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part II, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2015 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents share repurchases during the three months ended September 30, 2016:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
July 1, 2016 – July 31, 2016	3,883	$13.95	N/A	N/A
August 1, 2016 – August 31, 2016	741	$15.03	N/A	N/A
September 1, 2016 – September 30, 2016	410	$14.91	N/A	N/A
Total	5,034	$14.18	N/A	N/A

(1) Consists of shares repurchased by the Company for certain employee’s restricted stock that vested to satisfy minimum tax withholding obligations that arose on the vesting of the restricted stock.

Item 6.    Exhibits

Exhibit
Number	Description

2.1	Amendment letter by and among Albany Molecular Research, Inc., Albany Molecular Research Luxembourg Sarl, Evergreen S.r.l. and Lauro Cinquantasette S.p.A dated July 7, 2016, to the Share Purchase Agreement dated May 5, 2016 by and between Albany Molecular Research, Inc. and Lauro Cinquantasette S.p.A.*

2.2	Amendment letter by and among Albany Molecular Research, Inc., Albany Molecular Research Luxembourg Sarl, Evergreen S.r.l. and Lauro Cinquantasette S.p.A. dated August 8, 2016, to the Share Purchase Agreement dated May 5, 2016 by and between Albany Molecular Research, Inc. and Lauro Cinquantasette S.p.A.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	XBRL (eXtensible Business Reporting Language). The following materials from Albany Molecular Research, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Cash Flows and (v) notes to consolidated financial statements.*

*	Filed herewith.

**	This certification is not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Securities Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALBANY MOLECULAR RESEARCH, INC.

Date: November 9, 2016	By:	/s/ Felicia I. Ladin
Felicia I. Ladin
On behalf of the Registrant as Senior Vice President, Chief Financial Officer and Treasurer (and also as Principal Financial Officer)

