Form 10-K
period 2016-12-31
ALBANY MOLECULAR RESEARCH INC
filed 2017-03-16
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on June 30, 2016 was approximately $355.4 million based upon the closing price per share of the Registrant’s Common Stock as reported on the Nasdaq Global Market on June 30, 2016. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 28, 2017, there were 42,940,675 outstanding shares of the Registrant’s Common Stock, excluding treasury shares of 5,669,707.

DOCUMENTS INCORPORATED BY REFERENCE

The information required pursuant to Part III of this report is incorporated by reference from the Company’s definitive proxy statement, relating to the annual meeting of stockholders to be held on or around May 31, 2017, pursuant to Regulation 14A to be filed with the Securities and Exchange Commission.

ALBANY MOLECULAR RESEARCH, INC.
INDEX TO
ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “plans,” “intend,” “expect,” “anticipate,” “predicts,” “potential,” “believe,” “continue” or similar words, although not all forward-looking statements contain these identifying words. Forward-looking statements include, but are not limited to, statements concerning our recent acquisitions and the financial impact and expected synergies of each, and statements regarding the impact of pending litigation matters, government regulation, customer spending and business trends, competition, foreign operations, business growth and the expansion of the global market, management’s strategic plans, the potential for future revenue under our collaboration arrangements , research and development projects and expenses, other projected costs, long-lived asset and goodwill impairment, our ability to utilize deferred tax assets, pension and postretirement benefit costs, and tax rates.

Readers should not place undue reliance on these forward-looking statements. Our actual results may differ materially from such forward-looking statements as a result of numerous factors, some of which we may not be able to predict and may not be within our control. Factors that could cause such differences include, but are not limited to, changes in customers’ spending and demand and the trends in pharmaceutical and biotechnology companies’ outsourcing of manufacturing services and research and development; our ability to provide quality and timely services and to compete with other companies providing similar services; our ability to comply with strict regulatory requirements; our ability to successfully integrate past and future acquisitions and to realize the expected benefits of each; disruptions in our ability to source raw materials; a change in our relationships with our largest customers; our ability to service our indebtedness; our ability to protect our technology and proprietary information and the confidential information of our customers; our ability to develop products of commercial value under our collaboration arrangements; the risk of patent infringement and other litigation, as well as those risks discussed elsewhere in this report, including under the heading “Risk Factors.” All forward-looking statements are made as of the date of this report and we do not undertake any obligation to update our forward-looking statements, except as required by applicable law

PART I

ITEM 1. BUSINESS.

References throughout this Form 10-K to the “Company,” “AMRI,” “we,” “us,” and “our” refer to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole, unless the context otherwise indicates.

Overview

We are a leading global contract research and manufacturing organization providing customers fully integrated drug discovery, development, and manufacturing services. We supply a broad range of services and technologies supporting the discovery and development of pharmaceutical products, the manufacture of Active Pharmaceutical Ingredients (“API”) and fine chemicals, the development and manufacture of drug product (“DP”) for new and generic drugs, as well as research, development and manufacturing for the agrochemical and other industries. In addition, we offer analytical and testing services to the medical device and personal care industry. With locations in the United States, Europe, and Asia, we maintain geographic proximity to our customers and flexible cost models.

Our Capabilities

We perform services and offer solutions in drug discovery and the development, manufacture and testing of pharmaceutical intermediates, API and drug product for many of the world’s leading healthcare companies. The problem-solving abilities of our scientists provide added value throughout the discovery, development and manufacturing process. Our comprehensive suite of services and flexible business model allow our customers to contract with a single provider, providing them with a more efficient transition of experimental compounds through the research and development process, ultimately reducing the time and cost involved in bringing compounds from concept to market. Compounds developed in our contract research facilities can then be more easily transitioned to production at our large-scale manufacturing facilities for use in clinical trials and, ultimately, commercial sales if the product meets regulatory approval.

In addition to providing an integrated services model for outsourcing, we offer our customers the option of insourcing. With our world class expertise in managing high performing groups of scientists, this option allows us to embed our scientists into the customer’s facility allowing the customer to cost-effectively leverage their unused laboratory space.

As our customers continue to seek innovative new strategies for R&D efficiency and productivity, we are continually aligning our business and resources to address their needs. We use a cross-functional approach that maximizes the strengths of both insourcing and outsourcing, by leveraging our people, know-how, facilities, expertise and global project management to provide exactly what is needed across the discovery, development or manufacturing process. We have also aligned our sales and marketing organization to optimize selling opportunities within our respective business segments, underscoring our dedication to client service. Our improved organizational structure, combined with more focused marketing efforts, should enable us to continue to drive long-term growth and profitability.

Industry Overview and Trends

We believe that market trends in the pharmaceutical and biotech industries demonstrate an increasing emphasis on outsourcing of pharmaceutical discovery, development and manufacturing services, as companies seek to reduce internal resources and fixed overhead costs in favor of variable models that offer high quality and higher accountability alternatives to meet their needs. We believe that ongoing reorganizations and strategy changes by the pharmaceutical industry point to outsourcing as an increasingly important and strategic part of their R&D and manufacturing efforts. We also believe that increased regulatory scrutiny of manufacturing facilities, and in some instances, closure or divestiture of these facilities, provide opportunities for AMRI to benefit from increased outsourcing of discovery and API and drug product manufacturing and testing services.

Business Strategy

AMRI is uniquely positioned in the marketplace to provide a competitive advantage to a diverse group of customers. Our reputation of providing the highest quality service on a global basis with a variety of pricing options provides companies with the security of placing their discovery, development, and small and large-scale manufacturing projects seamlessly across our global network of research and manufacturing facilities. We have a comprehensive suite of service offerings ranging from early stage discovery through formulation and manufacturing across the U.S., Europe and Asia. We believe our services, products and geographic mix will allow us to increase strategic relationships and enhance our revenue growth with a large and diverse customer base. We have divided our business into four segments and have taken many actions to provide for both revenue growth and increased profitability across our service offerings. Our strategy to accomplish this includes the following:

•	Enhance revenue growth and mix

Market trends continue to point to outsourcing as an increasingly important part of business strategies for our customers across the drug discovery, development, manufacturing and testing spectrum. We believe our ability to offer an integrated service model, which also allows customers to use a combination of our U.S., Europe and Asia-based facilities, will result in an increase in demand for our services globally.

We also focus our efforts on important customer segments, including global generic and specialty pharmaceutical companies, small and large biotech companies, medical device companies, non-profit/government entities and companies in related industries such as agricultural, nutraceutical and food. We believe maintaining a balance within our customer portfolio between large pharmaceutical, non-profit/government, biotech and other companies will help ensure sustained revenue and reduce concentration risk.

We have made investments to grow our Discovery and Development Services (“DDS”), API and DP businesses in areas that have higher growth opportunities, are differentiated and have high barriers to entry or that expand our global footprint. We have invested in additional discovery and development capabilities, including discovery biology, analytical chemistry and drug product testing, further extending our services for customers. Within our API business, we have expanded our portfolio of products, including products such as controlled substances and steroids, which have high regulatory standards and/or a limited number of suppliers. In addition, we have expanded our development and manufacturing expertise to include complex capabilities such as sterile API, fermentation and hydrogenation. We also believe our injectable DP business has significant potential in the marketplace, driven by the growth in biologically-based compounds which are formulated and manufactured on a sterile basis.

•	Streamline operations to improve margins

The cost base of our manufacturing and research facilities is largely fixed in nature. However, we continue to seek opportunities to minimize these fixed costs, with a focus on gaining flexibility and improving efficiency, cost structure and margin.

•	Maximize licensing/partnering of products and services to enhance future cash flow

Since 2014, we have focused on advancing our leadership in the development and manufacture of generic products by entering into multiple collaboration arrangements with pharmaceutical companies. These programs provide us the opportunity to capture revenue over the lifetime of the generic product, through development, supply and, if commercialized by our partner, through profit sharing. Through 2016, we had entered into 12 such programs, with the first product approved and launched in December 2016. These programs collectively address over $3 billion in innovator market value and, if approved and launched, could generate significant revenue in future years.

•	Acquire businesses to expand our services and capabilities

Over the last few years, we have acquired new businesses and may consider additional acquisitions that enhance or complement our existing service offerings and capabilities. Any acquisitions would generally be expected to contribute to our growth by integrating with and expanding our current services and capabilities within the drug discovery, development and manufacturing life cycle.

Business Development

Significant Business Developments

We have recently completed the following acquisitions that impacted our results of operations and will continue to have an impact on our future operations.

Euticals

On July 11, 2016, we acquired all of the outstanding shares of Prime European Therapeuticals S.p.A, (“Euticals”), a privately-held company headquartered in Lodi, Italy (the “Euticals Acquisition"). The purchase price was $277.1 million (net of cash acquired of $20.8 million), which consisted of $141 million in cash, net of a final working capital adjustment of $2.3 million, the issuance of 7.1 million shares of AMRI common stock, valued at $91.8 million (net of lock-up provision discount of $9.6 million), and two promissory notes with a combined face value of €55 million, that were valued at $44.3 million (net of an original issue discount of $16.4 million). Euticals specializes in custom synthesis and the manufacture of API, with a network of facilities located primarily in Italy, Germany, the U.S. and France.

Whitehouse Laboratories

On December 15, 2015, we acquired all the outstanding equity interests of Whitehouse Analytical Laboratories, LLC (“Whitehouse”). Total consideration was $53.9 million in cash and $1.8 million in shares of AMRI common stock.

Whitehouse, based in Lebanon, New Jersey, is a leading provider of testing services that includes chemical and material analysis, method development and validation and quality control verification services to the pharmaceutical, medical device and personal care industries.

Gadea Pharmaceutical Group

On July 16, 2015, we acquired all the outstanding shares of Gadea Pharmaceutical Group (“Gadea”), a privately-held company located in Valladolid, Spain. The purchase price was $127.6 million (net of cash acquired of $10.9 million), which consisted of 2.2 million shares of AMRI common stock, valued at $40.6 million, and $98.0 million in cash. Gadea, along with its Crystal Pharma division, is widely recognized as an industry leader in the development and manufacture of technically complex API and finished drug product.

SSCI

On February 13, 2015, we completed the purchase of assets and assumed certain liabilities of a solid state chemistry and analytical business, now called AMRI SSCI, LLC (“SSCI”), for a purchase price of $35.9 million. SSCI has an industry-leading reputation for solving difficult drug substance and formulated drug product challenges and is considered an expert in solid-state chemistry and analytical services. SSCI brings extensive material science knowledge and technology and expands our capabilities in analytical testing to include peptides, proteins and oligonucleotides.

Glasgow

On January 8, 2015 we acquired all of the outstanding equity interests of a sterile injectable business located in Glasgow, UK, now called Albany Molecular Research (Glasgow) Limited (“Glasgow”), for a total purchase price of $23.8 million. The Glasgow facility extends our capabilities to include sterile injectable drug product formulation and clinical stage manufacturing.

Oso Biopharmaceuticals

On July 1, 2014, we acquired all of the outstanding equity interests of Oso Biopharmaceuticals Manufacturing, LLC (“OsoBio”), a contract manufacturer of highly complex injectable drug products for an aggregate purchase price of $109.2 million. The addition of OsoBio provides us with commercial-scale manufacturing capabilities for highly complex injectable drug products. With the addition of OsoBio, we offer customers a single source to address their sterile fill/finish needs, from discovery and development through to commercial supply.

Cedarburg Pharmaceuticals

On April 4, 2014, we acquired all of the outstanding shares of Cedarburg Pharmaceuticals, Inc. (“Cedarburg”), a contract developer and manufacturer of technically complex API for both generic and branded customers, for an aggregate purchase price of $39.0 million. The acquisition is consistent with our strategy to be the preeminent supplier of custom and complex drug development services and product to both the branded and generic pharmaceutical industry.

Business Segments

We have organized our business into four distinct segments: DDS, API, DP and Fine Chemicals (“FC”). Our DDS segment provides comprehensive services from hit identification to investigational new drug (“IND”), including drug lead discovery, library design and synthesis, synthetic and medicinal chemistry, in vitro biology and pharmacology, lead optimization, chemical development, drug metabolism and pharmacokinetics, analytical testing services and small-scale commercial manufacturing. Our API segment provides pilot to commercial scale manufacturing of API, including intermediates, high potency and controlled substances, steroids and hormones and sterile API. Our DP segment provides formulation through commercial scale production of complex liquid-filled and lyophilized injectable products and opthalmic formulations. Our FC segment provides lab to commercial scale synthesis of reagents and diverse compounds.

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

Discovery

We offer a full portfolio of comprehensive services from target and lead identification tools to IND enabling activities. These services and solutions consist of expertise with diverse chemistry library design and synthesis, high throughput and high content screening (HTS), medicinal chemistry, biology and pharmacology, including a full suite of drug metabolism and pharmacokinetics that includes biotransformation and biocatalysis capabilities.

Our discovery efforts are focused on our centers of excellence in Hyderabad, India and Albany and Buffalo, New York. In close cooperation with New York State, we are the anchor partner in an integrated drug discovery center on the Buffalo Niagara Medical School campus in Buffalo, NY. Working with other partners in academia and industry, we have created a North American center of excellence for industry, government and academic collaborations that will provide unique services and solutions to the drug discovery community. This center leverages our expertise in biology, HTS, medicinal chemistry and pharmacology, integrated within a single site in the U.S. In cooperation with New York’s Empire State Development Corporation, we are managing the operations of this center. Equipment and facilities have been purchased and are owned by New York State.

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

With chemical development locations located in close proximity to our manufacturing facilities around the globe, we have become a top choice for an increasing number of biopharmaceutical companies seeking a partner for the rapid advancement of their drug candidates. Customers throughout the world rely on our proven technical and analytical expertise, commitment to the highest quality and regulatory standards, flexibility, and strong customer focus to advance their clinical candidate compounds through the drug development process, from bench to commercial production.

Analytical and Testing Services

We provide broad analytical chemistry and testing services for drug discovery, pharmaceutical development and manufacturing. With years of industry experience, state-of-the-art technologies and instrumentation, along with close collaboration with synthesis chemists, our analytical and testing services are designed to ensure that the right tools are used to solve even the most difficult problem.

We provide extensive capabilities in analytical services, a critical support function for pharmaceutical development and API and drug product manufacturing. We are considered experts in the field of solid-state chemistry and analytical services and have an industry-leading reputation for solving the most difficult API and drug product issues. We also provide state-of-the-art spectroscopic and microscopy expertise and work with a variety of compounds, including small molecules, peptides, proteins and oligonucleotides.

We also offer a comprehensive array of testing solutions, from materials and excipients; container qualification and container closure integrity testing; extractable and leechables; drug delivery systems and device qualification programs; packaging; distribution; and stability and storage programs. These services augment our discovery, development and manufacturing services and meet the increasingly complex needs of customers we serve.

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

We provide chemical synthesis and manufacturing services for our customers in accordance with Current Good Manufacturing Practice (“cGMP”) regulations. All facilities and manufacturing techniques used for prescribed steps in the manufacture of products for clinical use or for sale in the United States must be operated in conformity with cGMP guidelines and regulations as established by the United States Food and Drug Administration (“FDA”) as well as the European Medicines Agency (“EMA”). We have production facilities and quarantine and restricted access storage necessary to manufacture quantities of API sufficient for conducting clinical trials from Phase I through commercial scale, based on volume and other parameters. We have proven capabilities in high value-added areas of pharmaceutical development and manufacturing, such as cytotoxic compounds, controlled substances, steroids and hormones. These types of products present a number of potential challenges in their production and handling and we have extensive experience in the cGMP production of these types of compounds, from grams to hundreds of kilograms per year. Additionally, several of our facilities are licensed by the U.S. Drug Enforcement Administration to produce scheduled controlled substances. In addition, we have expertise in complex manufacturing processes such as sterile API, fermentation and hydrogenation.

Leveraging our wide array of API development and manufacturing capabilities, we have established a growing portfolio of APIs. Our portfolio can generally be classified into two categories: (i) proprietary API for which we have a long-term development and/or supply relationship with a customer; and (ii) generic or non-proprietary API which we develop and license and supply to customers in return for manufacturing revenue and, for certain products, royalty payments or a percentage of the profits on sales of commercialized drug products using those API. The addition of Euticals significantly expands the number of proprietary compounds we manufacture for customers, as well as our non-proprietary API portfolio, positioning us as one of the leading sources of specialty and generic API.

As of December 31, 2016, our portfolio consisted of over 240 intermediates and APIs. In addition, we had over 140 APIs in development for customers or for our own portfolio. We will continue to expand our generic, non-proprietary API portfolio both through internal development and through in-licensing or acquisitions.

DP Segment

We have become the preferred choice for an ever-increasing number of pharmaceutical and biotechnology companies seeking a partner for the rapid advancement of their drug candidates. We provide state-of-the-art facilities and capabilities to deliver integrated pharmaceutical drug development programs and services, including process R&D, pre-formulation and formulation development, GLP bioanalytical and separation sciences. Working in close collaboration with our established chemical synthesis, analytical development, preformulation and testing groups, we offer formulation development services for dosage forms, including solid dosage, solution, suspension, topicals, injectables, opthalmics, cGMP early clinical phase capsules filling and cGMP early clinical powder in bottle for solution and suspension.

We also provide cGMP contract manufacturing services in sterile syringe, opthalmics and vial filling using specialized technologies including lyophilization. We provide these services for both small molecule drug products and biologicals, from small batch manufacturing to commercial scale.

As of December 31, 2016, we had agreements in place to manufacture and supply 19 commercial drug products for customers. Our drug product pipeline also includes approximately 93 products under development by customers or partners.

FC Segment

Following the Euticals Acquisition, we operate a new reportable segment, Fine Chemical (“FC”). Our FC segment provides lab to commercial scale synthesis of reagents and diverse compounds to the pharmaceutical, agrochemical, detergent and cosmetics industries. We currently do not allocate significant selling or marketing resources towards this segment.

Research and Development

Leveraging our wide array of drug development and manufacturing capabilities, we conduct research and development (“R&D”) activities at our large-scale manufacturing facilities to develop APIs for our own portfolio. We also enter into collaboration arrangements with third parties for the development and manufacture of certain products and/or product candidates in both our API and DP segments. Although each of these arrangements is unique in nature, both parties are active participants in the activities of the collaboration and are exposed to significant risks and rewards depending on the commercial success of the activities. These arrangements typically include research and development and manufacturing. We are obligated under these arrangements to perform the development activities and contract manufacturing of the product or product candidate. Generally, the contract manufacturing component of the arrangement commences during the development activities and continues through the commercial stage of the product, during which time the collaboration partner is obligated to purchase the product from us. The collaboration partners are generally responsible for obtaining regulatory approval and for sale and distribution of the product. The original terms of these arrangements generally range from 7 to 10 years in duration. These arrangements may include non-refundable, upfront payments, milestone payments and cost sharing provisions during the development stage, payments for manufacturing based on cost plus an agreed percentage, as well as profit sharing payments during the product’s commercial stage.

Licensing Agreements

Teva Agreement

The Company currently receives royalties in conjunction with a Development and Supply Agreement with Teva Pharmaceuticals (“Teva”). This agreement was previously with Allergan, plc (“Allergan”) and was transferred to Teva, following Allergan’s sale of its generic business to Teva in 2016. These royalties are earned on Teva’s net sales of qualifying generic products in the period in which the sales occur.

Sanofi Agreement

In March 1995, we entered into a license agreement with Sanofi, pursuant to which we granted Sanofi an exclusive, worldwide license to any patents issued to us related to certain patent applications. The royalty payments under this license agreement ceased in May 2015 due to the expiration of patents under the license agreement. The historic royalties were based on the worldwide net sales of fexofenadine HCl, marketed as Allegra in the Americas and as Telfast elsewhere, as well as on sales of Sanofi’s authorized or licensed generics and sales by certain authorized sub-licensees.

Collaboration Arrangements

We have several agreements that span our API and DP segments to co-develop and commercialize generic products in the United States or in other designated countries. In many cases, the development costs are shared with a third-party pharmaceutical company. The products are in various development stages. If the products are approved and commercialized, we will supply active pharmaceutical ingredient and/or drug product and the third party pharmaceutical company will sell and distribute those products. We will receive a percentage of the profits on those product sales.

Sodium Nitroprusside Agreement

On December 8, 2016, the product Sodium Nitroprusside Injection was approved by the FDA. This product was developed with our partner Namigen and launched by Sagent pursuant to a collaboration arrangement. We currently supply the finished drug product, which our partner sells and distributes. In addition to receiving contract revenue on the manufacture of the product, we also receive a percentage of the profits on our partner’s sales of the product.

Customers

Our customers include pharmaceutical and biotechnology companies, as well as government research entities and non-profit organizations, which are a growing segment of our customer base. We also sell, to a more limited extent, to companies who are in the businesses of agriculture, fine chemicals, contract chemical manufacturing, medical devices, and flavoring and cosmetics. For the year ended December 31, 2016, contract revenue from our three largest customers represented 7%, 5% and 3%, respectively, of our contract revenue. For the year ended December 31, 2015, contract revenue from our three largest customers represented 11%, 5% and 4%, respectively, of our total contract revenue. For the year ended December 31, 2014, contract revenue from our three largest customers represented 13%, 10% and 6%, respectively, of our contract revenue. In each of these years, our largest customer was GE Healthcare. See Note 14 to the Consolidated Financial Statements for information on geographic and other customer concentrations.

Our backlog of open manufacturing orders and accepted service contracts was $391.2 million at December 31, 2016, including backlog acquired in the Euticals Acquisition, as compared to $173.8 million at December 31, 2015. Our manufacturing and services contracts are completed over varying durations, from short to extended periods of time, which may be as long as several years.

We believe our aggregate backlog as of any date is not necessarily a meaningful indicator of our future results for a variety of reasons. First, contracts vary in duration, and as such the timing and amount of revenues recognized from backlog can vary from period to period. Second, our manufacturing and services contracts are of a nature that a customer may, at its option, cancel or delay the timing of delivery, which would change our projections concerning the timing and extent to which revenue may be recognized. In addition, the value of our services contracts that are conducted on a time and materials or full-time equivalent basis are based on estimates, from which actual revenue generated could vary. Finally, there is no assurance that projects included in backlog will not be terminated or delayed at any time by regulatory authorities. We cannot provide any assurance that we will be able to realize all or most of the net revenues included in backlog or estimate the portion to be filled in the current year.

Sales and Marketing

Our services are sold primarily by our dedicated sales personnel and senior management. Because our customer contacts are often highly skilled scientists, we believe our use of technical experts in the sales effort has allowed us to establish strong customer relationships. We market our services directly to customers through meetings with senior management of pharmaceutical and biotechnology companies, participation in trade conferences and shows, maintenance of an extensive Internet web site and advertisements in scientific and trade journals and other forums. We also receive a significant amount of business from customer referrals and through expansion of existing contracts.

Employees

As of December 31, 2016, we had 3,085 employees. Of these employees, 1,693 are at our international facilities. Our U.S. large-scale manufacturing hourly work force has 108 employees who are subject to a collective bargaining agreement with the International Chemical Workers Union. A 3-year collective bargaining agreement was ratified in January 2017 with the union and expires in January 2020. Our Missouri location is also covered by a collective bargaining agreement, with 28 members. This collective bargaining agreement expires in September 2017 and negotiations are anticipated in the second half of 2017. Additionally, we have 72 union employees at our large-scale manufacturing facility at AMRI India that are covered by two collective bargaining agreements. One agreement expires in April 2018 and the other expires in 2019. None of our other employees are subject to any collective bargaining agreement. We consider our relations with our employees and the unions to be good.

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

We rely on many internal factors that allow us to stay competitive and differentiate us in the marketplace, including:

▪	Our globalization of both research and manufacturing facilities, which allows us to increase our access to key global markets,

▪	Our ability to offer a flexible combination of high quality, cost-effective services, and

▪	Our comprehensive service offerings, which allow us to provide our customers a more efficient transition of experimental compounds through the research, development and manufacturing process, ultimately reducing the time and cost involved in bringing these compounds from concept to market.

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

ITEM 1A. RISK FACTORS

Certain factors could have a material adverse effect on our business, financial condition and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including under the heading “Forward-Looking Statements.” The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

We are dependent on our customers’ spending on and demand for our manufacturing and development services. A decrease in their spending or demand could have a material adverse effect on our business.

We depend on pharmaceutical and biotechnology companies that use our services for a large portion of our revenues. Although there has been a trend among pharmaceutical and biotechnology companies to outsource drug research, development and manufacturing functions, this trend may not continue. We have experienced increasing pressure on the part of our customers to reduce expenses, including the use of our services, as a result of negative economic trends generally and more specifically in the pharmaceutical industry.

In addition, the amount that customers are able to spend on our services will depend upon, among other things, their access to capital and their need to develop new products, which is influenced by underlying consumer demand for their products, competitors’ initiatives, market response and reimbursement rates. Any reduction in customer spending as a result of these factors or from general economic and/or pharmaceutical industry downturns could have a material adverse impact on our revenues, earnings and financial condition..

Our services and offerings are highly complex, and if we are unable to provide quality and timely offerings to our customers, our business could suffer.

The services we offer are highly complex. Our operating results depend on our ability to execute and, when necessary, improve our quality management strategy and systems, and our ability to effectively train and maintain our employee base with respect to quality management. A failure of our quality control systems could result in problems with facility operations or preparation or provision of products. In each case, such problems could arise for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials or environmental factors and damage to, or loss of, manufacturing operations. Such problems could affect production of a particular batch or series of batches of products, requiring the destruction of such products or a halt of facility production altogether.

In addition, our failure to meet required quality standards may result in our failure to timely deliver products to our customers, which in turn could damage our reputation for quality and service. Any such failure could, among other things, lead to increased costs, lost revenue, reimbursement to customers for lost drug product, APIs or other raw materials, other customer claims, damage to and possibly termination of existing customer relationships, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches or products. If problems in preparation or manufacture of a product or failures to meet required quality standards for that product are not discovered before such product is released to the market, we may be subject to adverse regulatory actions, including product recalls, injunctions to halt manufacture and distribution, restrictions on our operations, and monetary sanctions.

We operate in a highly regulated industry and our failure to meet strict regulatory requirements could have a material adverse impact on our business.

All facilities and manufacturing techniques used to manufacture APIs and drug product for clinical use or for commercial sale in the United States are subject to extensive ongoing regulation, including cGMP and drug safety standards that are established by the FDA and similar standards established by regulatory authorities in other countries, as well as for some facilities, regulations imposed by the DEA. The FDA and other regulatory authorities conduct unscheduled periodic inspections of our facilities to monitor our compliance with regulatory standards. Failure by us or by our customers to comply with the requirements of these regulatory authorities, including remediating any inspectional observations to the satisfaction of these regulatory authorities, could result in warning letters, product recalls, monetary sanctions, injunctions to halt manufacturing and distribution, restrictions on our operations, or withdrawal of existing or denial of pending approvals, including those relating to products or facilities. In addition, such a failure could expose us to product liability claims, contractual claims from our customers, as well as ongoing remediation and increased compliance costs, any or all of which could be significant and adversely affect our results of operations. Any adverse action by the FDA or other applicable regulatory bodies or any failure by us to maintain, renew or obtain necessary permits and licenses could have a material adverse effect on our reputation, our prospects for future work and our operating results.

If we are not successful in selecting and integrating the businesses and technologies we acquire, or in managing our divestitures, our business may suffer.

During the past few years, we have significantly expanded our business through acquisitions, including the acquisition of Gadea in 2015 and Euticals in 2016. Our future success depends in part on our ability to acquire additional businesses and technologies that complement, enhance or expand our current business or offerings and we therefore plan to continue to acquire businesses and technologies, as strategic opportunities present themselves. However, we may face competition from other companies in pursuing such acquisitions and businesses and technologies may not be available on terms and conditions that we find acceptable. We risk spending time and money investigating and negotiating with potential acquisition partners, but not completing transactions.

Even if completed, acquisitions involve numerous risks which may include:

•	difficulties, resources and expenses incurred in assimilating and integrating operations, services, products or technologies, including supplier, distribution, employee and customer relationships;

•	challenges with developing and operating new businesses, including those which may be materially different from our existing businesses and which may require the development or acquisition of new internal capabilities and expertise;

•	diversion of management's attention from the Company’s existing core business, resulting in the loss of key customers or personnel;

•	potential losses resulting from undiscovered liabilities of acquired companies that are not covered by the indemnification we may obtain from the seller;

•	acquisitions could be dilutive to earnings, or in the event of acquisitions made through the issuance of our common stock to the shareholders of the acquired company, dilutive to the ownership of our existing shareholders;

•	Loss of key employees of the acquired business;

•	risks of not being able to overcome differences in foreign business practices, customs and importation regulations, language and other cultural barriers in connection with the acquisition of foreign companies;

•	risks that disagreements or disputes with prior owners of an acquired business, technology, service or product may result in litigation expenses and diversion of our management's attention;

•	absence of adequate internal controls or occurrence of fraud in the financial systems of acquired companies; and

•	risk that the initial objectives for the acquisition may not remain viable due to variety of factors, including regulatory changes.

In the event that any of the above occur or the acquired business or technology does not otherwise meet our expectations or perform in accordance with historical periods, our results of operations may be adversely affected.

Some of the same risks exist when we decide to exit or sell a business, site, or product line. In addition, divestitures could involve additional risks, including the following:

•	difficulties in the separation of operations, services, products and personnel, including obtaining any necessary consents from customers or relevant regulatory agencies; and

•	the need to agree to retain or assume certain current or future liabilities in order to complete the divestiture.

We continually evaluate the performance and strategic fit of our businesses and operating facilities. Moreover, in connection with our business acquisitions, we have undertaken, and may continue to undertake, restructuring plans relating to reductions in force and other transition activities. Such restructurings and any other divestitures of non-strategic businesses or assets may result in significant write-offs, including those related to goodwill and other intangible assets, which could have an adverse effect on our results of operations and financial condition. In addition, we may encounter difficulty in finding buyers or alternative exit strategies at acceptable prices and terms and in a timely manner. To the extent we are not successful in completing our planned divestitures or restructuring efforts, we may have to expend significant cash, incur debt and continue to absorb under-performing divisions. If we are unable to manage these or any other significant risks that we encounter in divesting a business, site or product line, we may not achieve some or all of the expected benefits of the divestiture which could have a material adverse effect on our business.

We may experience disruptions in or the inability to source raw materials to support our production processes or to deliver goods to our customers.

We rely on independent suppliers for key raw materials, consisting primarily of various chemicals. While we generally use raw materials available from more than one source and do not enter into long-term contracts for such materials, we could experience inventory shortages if we were required to use an alternative manufacturer on short notice, which could lead to delays and to raw materials being purchased on less favorable terms than we have with our regular supplier. Under the terms of our contracts, we may not be able to pass additional expense for raw materials along to our customers and therefore such increases may impact our results of operations. Additionally, we rely on various third-party delivery services to transport both supplies from our vendors and finished products to our customers. A disruption in our ability to source or transport materials could delay or halt production and delivery of certain of our products thereby adversely impacting our ability to comply with the terms of our contracts, which could result in breach of contract claims, financial penalties or customers terminating such contracts entirely.

We derive a significant percentage of our revenue from a small group of customers. We may lose one or more of our major customers.

During the year ended December 31, 2016, revenues from GE Healthcare, our largest customer, represented approximately 7% of our contract and total revenue. Our existing agreement with GE Healthcare extends through 2018. In total, our five largest customers in 2016 represented approximately 22% of our contract and total revenue. This customer concentration increases credit risk and other risks associated with particular customers and particular products, including risks related to market demand for such products and regulatory risks. In addition, these customers, along with most of our other customers, typically may cancel their contracts with 30 days’ to two-years’ prior notice, depending on the size of the contract, for a variety of reasons, some of which are beyond our control. The loss or a significant reduction in business from any of our major customers could materially decrease our contract revenues and have a material adverse impact on our results of operations.

We have a significant amount of indebtedness. We may not be able to generate enough cash flow from our operations to service our indebtedness, we may fail to meet our current credit facility’s financial covenants and we may incur additional indebtedness in the future, which could each adversely affect our business, financial condition and results of operations.

As of December 31, 2016, we had approximately $683.5 million of indebtedness outstanding. Our ability to make payments on, and to refinance, our indebtedness depends on our ability to generate cash in the future. To a certain extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors, some of which are beyond our control. If we do not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to pay our indebtedness, or to fund our liquidity needs, we may be forced to refinance all or a portion of our indebtedness, sell assets, reduce or delay capital expenditures, seek to raise additional capital or take other similar actions. We may not be able to execute any of these actions on commercially reasonable terms or at all. Our ability to refinance our indebtedness will depend on our financial condition at the time, the restrictions in the instruments governing our indebtedness and other factors, including market conditions.

Our Convertible Senior Notes due 2018 (the “Convertible Senior Notes”) come due in the first half of 2018, and we may not have sufficient cash on hand to repay these notes. If we are unable to pay the principal on our Convertible Senior Notes, we may need to incur additional debt or issue additional securities to generate funds to cover these payments. In addition, in the event of a default under the Convertible Senior Notes, the holders and/or the trustee under the indenture governing the Convertible Senior Notes may accelerate the payment obligations thereunder, which could have a material adverse effect on our business, financial condition and results of operations. Moreover, amounts outstanding under our term loan and revolving credit facility could become due and payable on an accelerated basis under certain conditions and in certain circumstances. For a further discussion of our indebtedness, please see Note 7 to our Consolidated Financial Statements included herein.

Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would likely have an adverse effect, which could be material, on our business, financial condition and results of operations. Moreover, actions by credit rating agencies, such as downgrades or negative changes to ratings outlooks or recovery ratings, can affect the availability of financing options for the Company, increase our cost of capital and hurt our competitive position. In addition, our significant indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could:

•	make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry and competitive conditions and adverse changes in government regulation;

•	expose us to the risk of increased interest rates because certain of our borrowings are at variable rates of interest;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	place us at a disadvantage compared to our competitors who have less debt; and

•	limit our ability to borrow additional amounts for working capital, capital expenditures, research and development efforts, acquisitions, debt service requirements, execution of our business strategy or other purposes.

Any of these factors could materially and adversely affect our business, financial condition and results of operations. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase. Also, under our Convertible Senior Notes, we are required to offer to repurchase the convertible notes upon the occurrence of a fundamental change, which could include, among other things, any acquisition of our Company for consideration other than publicly traded securities. The repurchase price must be paid in cash, and this obligation may have the effect of discouraging, delaying or preventing an acquisition of our Company that would otherwise be beneficial to our shareholders.

Restrictions under our credit agreement may prevent us from obtaining additional sources of funding that we may require to advance certain of our business objectives.

During 2016, in connection with the Euticals Acquisition, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) with Barclays Bank PLC. The Credit Agreement contains customary restrictions on our activities, including covenants that may restrict us from:

•	incurring additional indebtedness;

•	paying dividends on or repurchasing our capital stock;

•	making investments or acquisitions;

•	creating liens;

•	selling assets;

•	guaranteeing indebtedness;

•	engaging in transactions with affiliates;

•	consolidating, merging or transferring all or substantially all of our assets.

Our ability to comply with these restrictive covenants will depend on our future performance, which may be affected by events beyond our control. If we violate any of these covenants and are unable to obtain waivers, we would be in default under our Credit Agreement and payment of the indebtedness could be accelerated. In addition, complying with these covenants may preclude us from obtaining additional sources of financing in the short-term and may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

We face increased competition.

We compete with other contract development manufacturing organizations, clinical research organizations, large pharmaceutical companies offering third-party manufacturing services to fill their excess capacity, laboratories and research and academic institutions. We compete on a variety of factors, including: quality, regulatory compliance, expertise, scope and breadth of services, reliability, price, value and manufacturing flexibility.

We also experience significant competition from foreign companies operating under lower cost structures, primarily those in China, India and other Asian countries. While we operate in certain lower relative cost jurisdictions, such as India , we do not have operations in China. Many of our competitors have greater financial, technical, marketing and other resources than we have. As new companies enter the market and as more advanced technologies become available, we currently expect to face increased competition. Moreover, pharmaceutical companies may elect to provide their development and manufacturing services internally rather than outsource those functions to us or any of our competitors.

In the future, any one of our competitors may develop technological advances that render the services that we provide less desirable or obsolete. In order to compete, we must properly anticipate our customers’ needs and enhance, innovate and develop new, more cost-efficient services. We may not be able to develop the services we need to successfully compete in the future, and our competitors may be able to develop such services before we do or provide those services at a lower cost. Consequently, we may lose existing customers and fail to attract new customers, which would materially harm our financial condition and prospects.

Along with significant property and equipment balances, we have a significant and increasing amount of intangible assets, including goodwill, recorded on our balance sheet, mainly related to our acquisitions, which may lead to potentially significant impairment charges.

We review long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable based on the existence of certain triggering events. Goodwill and indefinite-lived intangible assets are also subject to an impairment assessment at least annually. The amount of goodwill and identifiable intangible assets in our consolidated balance sheet has increased significantly as a result of acquisitions. At December 31, 2016, the total goodwill related to DDS, API and DP was $52.0 million, $104.6 million and $74.7 million, respectively, and total intangible assets and patents recorded on our consolidated balance sheet was $165.2 million.

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

If we are unable to protect our technology and proprietary information, our business could be materially harmed.

Some of the most valuable assets of the Company include patents. We seek patent protection with respect to products and processes developed in the course of our activities when we believe such protection is in our best interest and when the cost of seeking such protection is justifiable. We cannot be assured that our patent applications will result in the issuance of patents or, if any patent are issued, they will provide significant proprietary protection or commercial advantage. In addition to patent protection, we also rely on trade secrets, know-how, continuing technological innovation and licensing opportunities. There can be no assurance that these protections will prove meaningful against competitive offerings or otherwise be commercially valuable or that we will be successful in enforcing our intellectual property rights against unauthorized users. In an effort to maintain the confidentiality and ownership of our information, such as trade secrets, proprietary information and other confidential information, we require our employees, consultants and advisors to execute confidentiality and proprietary information agreements. However, these agreements may not provide us with adequate protection against improper use or disclosure of confidential information and there may not be adequate remedies in the event of unauthorized use or disclosure. Furthermore, we may from time to time hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities we conduct. In some situations, our confidentiality and proprietary information agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisors have prior employment or consulting relationships. Although we require our employees and consultants to maintain the confidentiality of all proprietary information of their previous employers, these individuals, or we, may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations.

In addition, others may independently develop substantially equivalent proprietary information and techniques causing some technologies that we develop to be patented by other companies. Our failure to protect our proprietary information and techniques may inhibit our ability to compete effectively and our investment in those technologies may not yield the benefits we expected. In connection with our collaboration activities, we or our partner may seek approval to market a generic product before the expiration of patents for that product, based upon our belief that such patents are invalid, unenforceable or would not be infringed by our products. In these cases and others, we could be subject to claims that we are infringing on the intellectual property of others. We could incur significant costs defending such claims and if we are unsuccessful in defending these claims, we may be subject to liability for infringement and could be required, among other things, to discontinue the use of the infringing technology, expend significant resources to develop non-infringing technology, license such technology from the third party claiming infringement and/or cease the manufacture, use or sale of the infringing processes or offerings. Even if the eventual outcome is favorable to us, these proceedings could result in substantial cost. The filing and prosecution of patent applications, litigation to establish the validity and scope of patents, assertion of patent infringement claims against others and the defense of patent infringement claims by others can be expensive and time consuming.

If we are unable to protect the confidentiality of our customers’ proprietary information, we may be subject to claims.

Many of the formulations and processes used by us in manufacturing or developing products to customer specifications are subject to trade secret protection, patents or other protections owned or licensed by the relevant customer. We take significant efforts to protect our customers’ proprietary and confidential information, including requiring our employees to enter into agreements protecting such information. If, however, any of our employees breaches the non-disclosure provisions in such agreements, or if our customers make claims that their proprietary information has been disclosed, this could damage our reputation, subject us to legal proceedings and significant expense and have a material adverse effect on our business.

Failure to manage our business to consistent profitability without Allegra and/or other royalties will have a significant impact on our operations, financial condition and stock value.

The recurring royalties we received on the sales of Allegra/Telfast historically provided a material portion of our revenue, earnings and operating cash flows. These royalties ceased in May 2015. Recurring royalties have significantly higher margins than do our other business activities, resulting in the need to replace a significant amount of margin in order to achieve the same level of profitability. While recently we have begun to receive royalties on the sales of other products in connection with our collaboration arrangement activities, we must continue to develop our business and manage our operating costs in order to operate profitably. In recent years, we have acquired revenue-generating businesses, including Euticals and Gadea, that are expected to produce consistent and growing revenue and profit over time and have effected certain cost saving measures in order to support the profitability that is achievable from our core contract research and manufacturing businesses. In the future, we may need to take additional cost cutting measures if our revenues do not continue to increase or are not profitable enough to support our operations. If we are unable to do so, there will be a material and adverse impact on our business, including negative impact on our operating cash flow, access to capital and ability to implement required capital improvements to our facilities.

Our sales forecast and/or revenue projections may not be accurate.

We use a backlog system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of proposals, including the date when they estimate a customer will make a purchase decision and the potential size of the order. We aggregate these estimates on a quarterly basis in order to generate a sales backlog. While this process provides us with some guidance in business planning and forecasting, it is based on estimates only and is therefore subject to risks and uncertainties. We believe our aggregate backlog as of any date is not necessarily a meaningful indicator of our future results for a variety of reasons. First, contracts vary in duration, and as such the timing and amount of revenues recognized from backlog can vary from period to period. Second, certain of our manufacturing and services contracts are of a nature that a customer may, at its option, cancel or delay the timing of delivery, which would change our projections concerning the timing and extent to which revenue may be recognized. Moreover, the volume of product under each contract is subject to change, sometimes, significantly, based on the expected forecast volume required by our customers. In addition, the value of our services contracts that are conducted on a time and materials or full-time equivalent basis are based on estimates, from which actual revenue generated could vary. Finally, there is no assurance that projects included in backlog will not be terminated or delayed at any time by customers or regulatory authorities. We cannot provide any assurance that we will be able to realize all or most of the net revenues included in backlog or estimate the portion to be filled in the current year. Any variation in the conversion of the backlog into revenue or the backlog itself could cause us to improperly plan or budget and thereby adversely affect our business, results of operations and financial condition.

Delays in, or failure to obtain, the approval of our customers’ regulatory submissions could impact our revenue and earnings.

The successful transition of preclinical and clinical candidates into long term commercial supply agreements is a key component of the Drug Product and API business strategy. If our customers do not receive approval for their products from the applicable regulatory authorities, this could have a significant negative impact on our revenue and earnings. In addition, the manufacture of controlled substances requires timely approval by the DEA of sufficient controlled substance quota. If we do not receive sufficient DEA quota to meet our customers’ demands, and/or if our customers do not receive sufficient quota to take delivery of and/or formulate the product at their facilities, this could have a significant negative impact on our revenue and earnings.

We are subject to foreign currency risks.

Our global business operations give rise to market risk exposure related to changes in foreign exchange rates, interest rates, commodity prices and other market factors. These foreign market risks were further heightened following our recent acquisitions of Euticals, with operations in Italy, Germany and France and Gadea, with operations in Spain. While we have derivative financial instruments in place as appropriate to mitigate certain of our foreign exchange risk, these hedges may not be successful and they do not fully cover the foreign currency exposure that results from the operation of the entire business. If we fail to effectively manage such risks, it could have a negative impact on our consolidated financial statements. For a further discussion of our foreign currency risks, please see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk”.

Our business is subject to risks relating to operating internationally.

We have significant international operations, particularly following the acquisitions of Gadea and Euticals. As a result, a significant part of our contract revenue is derived from operations outside the U.S. Our international revenues, which include revenues from our non-U.S. subsidiaries, have represented approximately 47%, 36% and 32% of our total contract revenue in 2016, 2015, and 2014, respectively. We expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future. We currently have operations in eight countries. There are a number of risks associated with our international business including:

•	fluctuations in currency exchange rates;

•	general economic and political conditions in the markets in which we operate;

•	potential international conflicts, including terrorist acts;

•	potential trade restrictions, exchange controls, adverse tax consequences, and legal restrictions on the repatriation of funds into the U.S.;

•	difficulties and costs associated with staffing and managing foreign operations, including risks of work stoppages and/or strikes, as well as violations of local laws or anti-bribery laws such as the U.S. Foreign Corrupt Practices Act, the UK Bribery Act, and the OECD Convention on Combating Bribery of Foreign Public Officials in International Business Transactions;

•	unexpected changes in regulatory requirements;

•	the difficulties of compliance with a wide variety of foreign laws and regulations;

•	unfavorable labor regulations in foreign jurisdictions;

•	potentially negative consequences from changes in or interpretations of US and foreign tax laws and particularly any changes in tax laws affecting any repatriation of profits;

•	exposure to business disruption or property damage due to geographically unique natural disasters;

•	longer accounts receivable cycles in certain foreign countries; and

•	import and export licensing requirements.

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

In December 2016, the Italian Prime Minister, Matteo Renzi, resigned his position. If the new government calls for a referendum on Italy’s membership in the European Union and such an exit is approved, this could have a significant adverse impact on our API operations in Italy. Such an exit could increase regulatory costs and the abandonment of the euro could adversely affect pricing and profitability, which would provide competitive advantages to API manufacturers outside of Italy. Following the Euticals Acquisition, we have significant API operations in Italy and our business could therefore be materially adversely impacted by such a withdrawal.

Our future success depends on our ability to retain our senior management and to attract, retain and motivate qualified personnel.

Our business is highly dependent on our senior management, including William Marth, our Chief Executive Officer and President, and George Svokos, our Senior Vice President and Chief Operating Officer. Although we have formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

Our future growth and profitability also depends upon the research and efforts of our highly skilled employees, such as our scientists, and their ability to keep pace with changes in drug discovery and development technologies. We compete with pharmaceutical firms, biotechnology firms, contract research firms, and academic and research institutions to recruit scientists. These employees may voluntarily terminate their employment with us at any time. If we cannot retain such scientists and other highly skilled employees, or attract additional qualified employees, we will not be able to continue our existing services and will not be able to expand the services we offer to our customers.

Furthermore, retaining and motivating key personnel from our recent acquisitions who will be instrumental in integrating our businesses will be important to our ability to successfully achieve our business objectives.

We are subject to labor and employment laws and regulations, which could increase our costs and restrict our operations in the future.

We employ approximately 3,100 employees worldwide. Some of our employees are represented by labor organizations and national works councils. Our management believes that our employee relations are satisfactory. However, further organizing activities or collective bargaining may increase our employment-related costs and we may be subject to work stoppages and other labor disruptions. Moreover, if we are subject to employment-related claims, such as individual and class actions relating to alleged employment discrimination, wage-hour and labor standards issues, and such actions are successful in whole or in part, this may affect our ability to compete or have a material adverse effect on our business, financial condition and results of operations.

We may be held liable for harm caused by drugs that we develop and test.

We develop, test and manufacture drugs that are used by humans. If any of the drugs that we develop, test or manufacture harm people, we may be named as a defendant in a product liability lawsuit, which could be costly to defend and could result in significant liability and divert management’s time, attention and resources. Even claims without merit could subject us to adverse publicity and require us to incur significant legal fees. Although we have generally sought to mitigate this risk through liability insurance and contractual indemnities and liability limitations in our agreements with customers and vendors, we may nevertheless be required to pay damages and such amounts may be in excess of the amounts of our insurance coverage or excluded from coverage entirely. Product liability claims and lawsuits, regardless of their ultimate outcome, could have a material adverse effect on our operations, financial condition, reputation and on our ability to attract and retain customers.

We may be liable for contamination or other harm caused by hazardous materials that we use.

Our manufacturing and research and development processes involve the use of hazardous or potentially hazardous materials, chemicals and substances. We are subject to federal, state and local laws and regulation governing the use, manufacture, handling, storage and disposal of such materials, including but not limited to radioactive compounds and certain waste products. Additionally, we are subject to various laws and regulations relating to safe working conditions, laboratory and manufacturing practices and emissions and wastewater discharges. Although we believe that our activities currently comply with the standards prescribed by such laws and regulations, we cannot completely eliminate the risk of contamination or injury resulting from these materials. We may incur liability as a result of any contamination or injury. In addition, we cannot predict the extent of regulations that might result from any future legislative or administrative actions, and therefore we could be required to incur significant costs to comply with environmental laws and regulations which could restrict our operations in the future. Such expenses, liabilities or restrictions could have a material adverse effect on our operations and financial condition.

We have been required to conduct remediation activities, including ongoing monitoring and reporting, at certain of our facilities. It is the Company’s policy to record appropriate liabilities for environmental matters where remedial efforts are probable and the costs can be reasonably estimated. Such liabilities are based on the Company’s best estimate of the future costs required to complete the remedial work. Environmental matters often span several years and frequently involve regulatory oversight or adjudication. Additionally, many remediation efforts are fluid and are likely to be affected by future technology, site and regulatory developments. Each of these matters is subject to various uncertainties, and it is possible that some of these liabilities will be materially higher than the Company has estimated. In addition, our operations have grown through acquisitions, and it is possible that facilities that we have acquired may expose us to environmental liabilities associated with historical site conditions that have not yet been discovered. If such remediation costs or claims were to arise, they may be material and may not be recoverable under any contractual indemnity or otherwise from prior owners or operators or any insurance policy.

Our operations may be interrupted by the occurrence of a natural disaster or other catastrophic event at our facilities.

We depend on our laboratories, manufacturing facilities and equipment for the continued operation of our business. Our research and development, manufacturing and administrative functions are primarily conducted at our facilities in Albany and Rensselaer, New York, Albuquerque, New Mexico, Valladolid, Spain, Milan, Italy, Grafton, Wisconsin, and Burlington, Massachusetts. Although we have contingency plans in effect for natural disasters or other catastrophic events, these events could still disrupt our operations. For example, in 2014, our facility in Albuquerque, New Mexico experienced a power failure which resulted in certain business interruption losses. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies. Any natural disaster or catastrophic event at any of our facilities could have a significant negative impact on our operations.

Terrorist attacks or acts of war may seriously harm our business.

Terrorist attacks or acts of war may cause damage or disruption to our Company, our employees, our facilities and our customers, which could significantly impact our revenues, costs and expenses and financial condition. The increasing potential for terrorist attacks over the past several years, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could materially adversely affect our business, results of operations, and financial condition in ways that we currently cannot predict.

Our systems and networks may be subject to cyber security breaches and other disruptions that could compromise our information, interrupt our operations and harm our business.

In the ordinary course of our business, we rely heavily upon our technology systems and networks to input, maintain and communicate the confidential and proprietary data we receive on behalf of our customers, to facilitate the manufacture of inventory, to receive and process orders of product, to manage the billing and collections from our customers and to generally operate our global network of manufacturing and development facilities. Our security measures could be compromised and, as a result, our data, customers’ data, information technology or infrastructure could be accessed improperly, made unavailable or improperly modified, or our servers could be attacked or corrupted by computer hackers, nefarious actors, computer viruses or other malicious software programs or breached due to employee error or malfeasance, all of which could create system disruptions and cause shutdowns or denials of service. In addition, subcontractors, partners or other third party vendors that receive or utilize confidential information on our behalf may become subject to a security breach, which may result in unauthorized access to such third party’s information systems and/or our or our customers’ protected information. The occurrence of any of these events could cause our infrastructure to be perceived as vulnerable, cause our customers to lose confidence in our services and to terminate or not renew their agreements with us, damage our reputation and negatively affect our ability to attract new customers, all of which could reduce our revenue, increase our expenses and expose us to legal claims and regulatory actions. Similarly, if our internal networks are compromised, we could be adversely affected by the loss of proprietary, trade secret or confidential technical and financial data. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. We could be forced to expend significant resources in response to a cybersecurity breach, including repairing system damage, increasing cyber security protection costs by deploying additional personnel and protection technologies, paying regulatory fines and and resolving legal claims and regulatory actions, all of which could increase our expenses, divert the attention of our management and key personnel away from our business operations and adversely affect our results of operations.

Domestic governmental policy changes, including health care reform and budgetary policies could reduce the reimbursement rates pharmaceutical and biotechnology companies receive for drugs they sell, which in turn, could reduce the demand for our services.

We depend on contracts with pharmaceutical and biotechnology companies for a majority of our revenues. We therefore depend upon the ability of pharmaceutical and biotechnology companies to earn enough profit on the drugs they market to drive continued demand for our services and to devote substantial resources to the research and development of new drugs. Additionally, under our long-term collaboration agreements, we rely on our partners to obtain acceptable prices or an adequate level of reimbursement for current and potential future products developed under those agreements. If they are unable to do so, we may not be able to sell those products on a competitive and profitable basis. Continued efforts of government and third-party payors to contain or reduce the cost of health care through various means could affect our levels of revenues and earnings. In certain foreign markets, pricing and/or profitability of pharmaceutical products are subject to governmental control. Domestically, there have been and may continue to be proposals to implement similar governmental control. Future legislation may limit the prices pharmaceutical and biotechnology companies can charge for the drugs they market and cost control initiatives could affect the amounts that third-party payors agree to reimburse for those drugs. As a result, such laws and initiatives may have the effect of reducing the resources that pharmaceutical and biotechnology companies can devote to the research and development of new drugs. If pharmaceutical and biotechnology companies decrease the resources they devote to the research and development of new drugs, the amount of services that we perform, and therefore our revenues, could be reduced.

Our business may be adversely affected if we encounter complications in connection with the upgrade and implementation of our global enterprise resource planning (“ERP”) system, our information technology systems and infrastructure. Upgrading and integrating our business systems could result in implementation issues and business disruptions.

During the fiscal year ended December 31, 2016, we implemented a new ERP system at all of our global locations, except our Gadea and Euticals locations. We may implement or upgrade ERP systems at our recently acquired businesses during 2017. The implementation or upgrade of ERP systems affects the processes that constitute our internal control over financial reporting and will require testing for effectiveness. In general, the process of planning and preparing for these types of implementations is extremely complex and we are required to address a number of challenges including data conversion, system cutover and user training. Problems in any of these areas could cause operational problems during implementation including delayed shipments, missed sales, billing and accounting errors and other operational issues. There have been numerous, well-publicized instances of companies experiencing difficulties with the implementation of ERP systems which resulted in negative business consequences. We rely to a large extent upon sophisticated information technology systems and infrastructure, with respect to enterprise resource planning, manufacturing, and the storage of business, financial, intellectual property, and other information essential to the effective operation and management of our business. While we have invested significantly in the operation and protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions, or identify breaches in our systems. Prolonged interruptions or significant breaches could result in a material adverse effect on our operations.

The ability of our stockholders to control our policies and effect a change of control of our Company is limited, which may not be in every shareholder’s best interests.

There are provisions in our certificate of incorporation and bylaws which may discourage, delay or prevent a third party from making a proposal to acquire us, even if some of our stockholders might consider the proposal to be in their best interests. Among other things, these provisions:

•	Establish a classified board of directors such that not all members of the board are elected at one time;

•	Limit the manner in which stockholders can remove directors from the board;

•	Establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;

•	Require that stockholder actions must be effected at a duly-called stockholder meeting and prohibit actions by our stockholders by written consent;

•	Limit who may call stockholder meetings; and

Authorize our board of directors to issue preferred stock without stockholder approval, which could discourage or delay a tender offer or change in control.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Our officers and directors have significant control over us and their interests as shareholders may differ from our other shareholders.

As of March 2, 2017, our directors and officers beneficially owned or controlled approximately 14.8%  of our outstanding common stock. Individually and in the aggregate, these stockholders significantly influence our management, affairs and all matters requiring stockholder approval. In particular, this concentration of ownership may have the effect of delaying, deferring or preventing an acquisition of us and may adversely affect the market price of our common stock.

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

Costs for certain items which are needed to run our business, such as energy and certain materials, have the potential to fluctuate.These cost increases are often dependent on market conditions. Although we do our best to manage these price increases, we may experience increases in our costs due to the volatility of prices and market conditions. Increases in these costs could negatively impact our results of operations to the extent that we are unable to incorporate these increases into the pricing of our goods and services.

A reduction or delay in government funding of research and development may adversely affect our business.

A portion of our overall revenue is derived either from governmental sources directly, such as the U.S. National Institutes of Health (“NIH”), or indirectly, from customers whose funding is partially dependent on both the level and timing of funding from government sources. A reduction in government funding for the NIH or other government research agencies could adversely affect our business and our financial results and there is no guarantee that future government funding will be directed towards projects and studies that require use of our services.

Any claims beyond our insurance coverage limits, or that are otherwise not covered by our insurance, may result in substantial costs and a reduction in our available capital resources.

We maintain property insurance, employer’s liability insurance, product liability insurance, general liability insurance, business interruption insurance, and directors and officers liability insurance, among others. Although we maintain what we believe to be adequate insurance coverage, potential claims may exceed the amount of insurance coverage or may be excluded under the terms of the policy, which could cause an adverse effect on our business, financial condition and results of operations. In addition, in the future we may not be able to obtain adequate insurance coverage or we may be required to pay higher premiums and accept higher deductibles and additional risk to our business and financial condition.

Tax legislation initiatives or challenges to our tax positions could have a material adverse effect on our results of operations and financial condition.

We are a multinational business with global operations. As such, we are subject to the tax laws and regulations of Italy, France, Germany, Spain, the United Kingdom, the United States and several other international jurisdictions. From time to time, various legislative initiatives may be proposed that could have a material adverse effect on our effective tax rate or tax payments. In addition, tax laws and regulations are extremely complex and subject to varying interpretations. If our tax positions are challenged by relevant tax authorities, we may not be successful in defending such a challenge and this could have a material adverse effect on our results of operations and financial condition.

Tax assessments by various tax authorities could be materially different than the amounts we have provided for in our consolidated financial statements. We are regularly audited by various tax authorities. From time to time, these audits could result in proposed assessments. While we believe that we have adequately provided for any such assessments, future settlements could be materially different than we have provided for and thereby have a material adverse effect on our earnings and cash flows. We operate in various tax jurisdictions, and although we believe that we have provided for income and other taxes in accordance with the relevant regulations, if the applicable regulations were ultimately interpreted differently by a taxing authority, we could be exposed to additional tax liabilities. While we believe our tax positions, including, among others, intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that these positions may be challenged by jurisdictional tax authorities, which could have a significant impact on our tax position.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The aggregate square footage of our operating facilities is approximately 3,007,000 square feet, of which 2,539,000 square feet are owned and 468,000 square feet are leased. Set forth below is information on our principal facilities:

Location	Square Feet	Segment	Primary Purpose
Rensselaer, New York	331,000*	API, DDS	Contract Manufacturing & Contract Research
Origgio, Italy	323,000	API	Contract Manufacturing
Valladolid, Spain	268,000	API	Contract Manufacturing
Zamora, Spain	259,000	API	Contract Manufacturing
Lodi, Italy	245,000	API	Contract Manufacturing
Albuquerque, New Mexico	220,000	DP	Contract Manufacturing
Aurangabad, India	208,000	API	Contract Manufacturing
Albany, New York	159,000*	Corporate, DDS	Administration & Contract Research
Bon-Encontre, France	113,000	API	Contract Manufacturing
Springfield, Missouri	108,000	API	Contract Manufacturing
Rozzano, Italy	108,000	API	Contract Manufacturing
Leon, Spain	103,000*	API, DP	Contract Manufacturing
Tonneins, France	70,000	API	Contract Manufacturing
Holywell, United Kingdom	63,000	API	Contract Manufacturing & Contract Research (Held-for-sale)
Frankfurt,.Germany	61,000*	DDS, FC	Contract Research
Hyderabad, India	54,000*	DDS	Contract Research
Burlington, Massachusetts	51,000*	DP	Contract Manufacturing
West Lafayette, Indiana	49,000	DDS	Contract Manufacturing
Grafton, Wisconsin	43,000*	API	Contract Manufacturing
Varese, Italy	32,000*	API, FC	Contract Manufacturing
Zejtun, Malta	31,000*	API	Contract Research
Glasgow, UK	30,000*	DP	Contract Manufacturing
Denver, Colorado	25,000*	API	Contract Research and Administration
Lebanon, New Jersey	20,000*	DDS	Contract research
Singapore	18,000*	DDS	Contract Research
Waltham, Massachusetts	8,000*	Corporate	Administration
Gerenzano, Italy	7,000*	API, FC	Contract Research

*All or a portion of the square footage of this location is leased.

We believe these facilities are generally in good condition and suitable for their purpose. We believe that the capacity associated with these facilities is adequate to meet our anticipated needs through 2017.

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

On November 12, 2014, a purported class action lawsuit, John Gauquie v. Albany Molecular Research, Inc., et al., No. 14-cv-6637, was filed against the Company and certain of its current and former officers in the United States District Court for the Eastern District of New York. An amended complaint was filed on March 31, 2015. The amended complaint alleges claims under the Securities Exchange Act of 1934 arising from the Company’s alleged failure to disclose in its August 5, 2014 announcement of its financial results for the second quarter of 2014 that one of the manufacturing facilities experienced a power interruption in July 2014. The amended complaint alleges that the price of the Company’s stock was artificially inflated between August 5, 2014 and November 5, 2014, and seeks unspecified monetary damages and attorneys’ fees and costs. The defendants submitted on July 29, 2015 a motion to dismiss lead plantiffs’ amended complaint. Lead plantiffs submitted an opposition on October 7, 2015, and defendants submitted a reply on November 20, 2015. On July 26, 2016, the court denied the defendants’ motion to dismiss. The Company filed a motion to reconsider its July 29, 2015 motion to dismiss lead plantiff’s amended complaint. On December 12, 2016, the parties agreed to a settlement in principle of all legal claims, subject to the court approval process, which will be funded by the Company’s insurance.

ITEM 4. Mine Safety Disclosures

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Market Information. Our Common Stock is traded on the NASDAQ Global Market (“NASDAQ”) under the symbol “AMRI.” The following table sets forth the high and low closing prices for our Common Stock as reported by NASDAQ for the periods indicated:

Period	High	Low
Year ending December 31, 2016
First Quarter	$19.65	$13.71
Second Quarter	$16.42	$12.45
Third Quarter	$16.64	$13.16
Fourth Quarter	$18.99	$14.27

Year ending December 31, 2015
First Quarter	$19.08	$15.07
Second Quarter	$20.80	$17.72
Third Quarter	$22.20	$17.23
Fourth Quarter	$20.50	$17.08

Stock Performance Graph

The following graph provides a comparison, from December 31, 2011 through December 31, 2016, of the cumulative total stockholder return (assuming reinvestment of any dividends) among the Company, NASDAQ Composite Index (the “NASDAQ Composite”) and the NASDAQ U.S. Benchmark Pharmaceuticals Total Return Index (the “Pharmaceuticals Index”), respectively. The historical information set forth below is not necessarily indicative of future performance.

	Albany Molecular Research, Inc.	NASDAQ Composite	Pharmaceutical Index
December 31, 2011	100.000	100.000	100.000
December 31, 2012	180.205	117.452	114.320
December 31, 2013	344.027	164.569	155.114
December 31, 2014	555.631	188.835	188.954
December 31, 2015	677.474	201.984	199.222
December 31, 2016	640.273	219.894	197.054

(b)	Holders.

The number of record holders of our Common Stock as of March 1, 2017 was approximately 170. We believe that the number of beneficial owners of our Common Stock at that date was substantially greater than 170.

(c)	Dividends.

We have not declared any cash dividends on our Common Stock since our inception in 1991. We currently intend to retain our earnings for future growth and, therefore, do not anticipate paying cash dividends in the foreseeable future.

(d)	Equity Compensation Plan Information.

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2016:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	1,577,871	$9.93	3,155,889	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	1,577,871	$9.93	3,155,889

(1)	Consists of our 1998 Stock Option and Incentive Plan, 2008 Stock Option and Incentive Plan and 1998 Employee Stock Purchase Plan (“ESPP”). Does not include purchase rights accruing under the ESPP because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.

(2)	Includes 2,691,756 shares available under the 2008 Stock Option and Incentive Plan and 464,133 shares available under the ESPP.

(e)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table represents treasury share repurchases during the three months ended December 31, 2016:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2016 – October 31, 2016	5,409	$16.73	N/A	N/A
November 1, 2016 – November 30, 2016	2,156	$15.09	N/A	N/A
December 1, 2016 – December 31, 2016	504	$18.11	N/A	N/A
Total	8,069	$16.38	N/A	N/A

(1)	Consists of shares repurchased by the Company for certain employees’ restricted stock that vested in order to satisfy minimum tax withholding obligations that arose on the vesting of the restricted stock.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data shown below for the years ended December 31, 2016, 2015 and 2014, and as of December 31, 2016 and 2015, have been derived from our audited consolidated financial statements included in this Form 10-K. The selected financial data set forth below for the years ended December 31, 2013 and 2012 and as of December 31, 2014, 2013 and 2012 have been derived from our audited consolidated financial statements for those years, which are not included in this Form 10-K. The information should be read in conjunction with the our audited consolidated financial statements and related notes and other financial information included herein, including Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	As of and for the Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Contract revenue	$560,430	$384,738	$250,704	$210,001	$189,858
Recurring royalties	10,020	17,618	25,867	36,574	35,988
Milestone revenue	—	—	—	—	840
Total revenue	570,450	402,356	276,571	246,575	226,686
Cost of contract revenue	437,649	295,527	209,193	171,923	168,064
Research and development	16,046	5,474	1,004	414	906
Selling, general and administrative	122,136	77,394	48,897	42,256	40,904
Impairment charges	3,126	3,770	7,835	1,857	8,334
Restructuring and other charges	10,252	5,988	3,582	7,183	4,632
Technology incentive award	—	554	1,621	2,767	3,143
Postretirement benefit plan settlement gain	—	—	(1,285)	—	—
Total costs and expenses	589,209	388,707	270,847	226,400	225,983
(Loss) income from operations	(18,759)	13,649	5,724	20,175	703
Interest expense, net	(39,923)	(19,338)	(10,957)	(1,244)	(454)
Other (expense) income, net	(1,277)	2,220	(235)	772	(130)
(Loss) income before income tax expense (benefit)	(59,959)	(3,469)	(5,468)	19,703	119
Income tax expense (benefit)	10,212	(1,168)	(2,190)	7,935	4,380
Net (loss) income	$(70,171)	$(2,301)	$(3,278)	$11,768	$(4,261)
Basic (loss) income per share	$(1.83)	$(0.07)	$(0.10)	$0.38	$(0.14)
Diluted (loss) income per share	$(1.83)	$(0.07)	$(0.10)	$0.37	$(0.14)
Weighted average common shares outstanding, basic	38,304	33,169	31,526	30,912	30,318
Weighted average common shares outstanding, diluted	38,304	33,169	31,526	31,845	30,318
Consolidated Balance Sheet Data:
Cash and cash equivalents	$52,000	$49,343	$46,995	$175,928	$23,293
Property and equipment, net	364,806	209,508	165,475	127,775	135,519
Working capital	217,393	181,149	139,851	228,626	73,097
Total assets	1,209,648	865,567	515,868	440,184	262,161
Long-term debt, excluding current installments	604,476	373,692	155,895	118,050	6,526
Total stockholders’ equity	298,982	287,223	241,822	240,757	202,106
Other Consolidated Data:
Capital expenditures	$51,428	$22,041	$17,189	$11,135	$9,890

Strategic Acquisitions:

During the years ended December 31, 2016, 2015 and 2014, we made the following strategic business acquisitions, which, along with the long-term debt used to finance these acquisitions, had a significant impact on our selected financial data shown above and the comparability of that data period to period:

July 11, 2016, Euticals

December 15, 2015, Whitehouse

July 16, 2015, Gadea

February 13, 2015, SSCI

January 8, 2015, Glasgow

July 1, 2014, OsoBio

April 4, 2014, Cedarburg

Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a leading global contract research and manufacturing organization providing customers fully integrated drug discovery, development, and manufacture services. We supply a broad range of services and technologies supporting the discovery and development of pharmaceutical products, the manufacturing of active pharmaceutical ingredients and the manufacture of drug product for new and generic drugs, as well as research, development and manufacturing for the agrochemical and other industries. In addition, we offer analytical and testing services to the medical device and personal care industry. With locations in the United States, Europe, and Asia, we maintain geographic proximity to our customers and flexible cost models.

We continue to integrate our research and manufacturing facilities worldwide, increasing our access to key global markets and enabling us to provide our customers with a flexible combination of high quality services and competitive cost structures to meet their individual outsourcing needs.  Our service offerings range from early stage discovery through formulation and manufacturing. We believe that the ability to partner with a single provider is of significant benefit to our customers as we are able to provide them with a more efficient transition of experimental compounds through the research and development process, ultimately reducing the time and cost involved in bringing these compounds from concept to market. Compounds developed in our contract research facilities can then be more easily transitioned to production at our large-scale manufacturing facilities for use in clinical trials and, ultimately, commercial sales if the product obtains regulatory approval.

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

We may consider additional acquisitions that enhance or complement our existing service offerings. In addition to growing organically, any acquisitions would generally be expected to contribute to our growth by integrating with and expanding our current services, or adding services within the drug discovery, development and manufacturing life cycle. In July 2016, we acquired Euticals, which has contributed to our results of operations and will continue to contribute to our future operations.

Our backlog of open manufacturing orders and accepted service contracts was $391.2 million at December 31, 2016, including backlog acquired in the Euticals Acquisition, as compared to $173.8 million at December 31, 2015. Our manufacturing and services contracts are completed over varying durations, from short to extended periods of time, which may be as long as several years.

Our total revenue for 2016 was $570.5 million, including $560.4 million from our contract service business and $10.0 million from royalties on certain products sold by Actavis, Inc. (“Actavis”) and Teva Pharmacuticals (“Teva”), certain royalties paid to Gadea and profit sharing revenue from our first commercialized collaboration arrangement product, Sodium Nitroprusside Injection. We generated $26.6 million in cash from operations, and we used $142.0 million for the acquisitions of Euticals, and $51.4 million for capital expenditures on our facilities and equipment, primarily related to maintaining and upgrading our facilities. Our net loss was $70.2 million in 2016, largely due to the impact of acquisition accounting inventory adjustments of $33.3 million, business acquisition charges of $13.6 million, ERP implementation costs of $4.7 million, interest expense on long-term debt of $39.9 million, restructuring and other charges of $10.3 million, impairment charges of $3.1 million, the recognition of a full valuation allowance on our U.S. deferred tax assets of $8.5 million and the recognition of a realized loss on a cash flow hedge related to the Euticals Acquisition of $6.5 million, partially offset by a $7.4 million insurance recovery. As of December 31, 2016, we had $52.2 million in cash and cash equivalents and restricted cash and $683.5 million in bank and other debt (at face value).

Results of Operations

Operating Segment Data

We organize our operations into the following segments: Discovery and Development Services (“DDS”), Active Pharmaceutical Ingredients (“API”), Drug Product (“DP”, formerly referred to as Drug Product Manufacturing or “DPM”) and Fine Chemicals (“FC”). DDS includes activities such as drug lead discovery, optimization, drug development and small scale commercial manufacturing. API includes pilot to commercial scale manufacturing of active pharmaceutical ingredients and intermediates. DP includes pre-formulation, formulation and process development through commercial scale production of complex liquid-filled and lyophilized sterile injectable products and ophthalmic formulations. FC includes lab to commercial scale synthesis of reagents and diverse compounds. Corporate activities include sales and marketing and administrative functions, as well as research and development costs that have not been allocated to the operating segments.

Contract Revenue

Contract revenue consists primarily of fees earned under manufacturing or service contracts with third-party customers. Contract revenue for each of our segments were as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
API (a)	$337,835	$204,868	$146,474
DDS (a)	104,473	83,060	74,611
DP	98,377	96,810	29,619
FC	19,745	—	—
Total	$560,430	$384,738	$250,704

(a)	A portion of the 2014 amounts were reclassified from DDS to API to better align business activities within segments.

API contract revenue for the year ended December 31, 2016 increased from 2015 primarily due to $156.2 million of incremental revenue from the acquisitions of Gadea and Euticals. This was partially offset by lower revenue of $16.7 million primarily associated with the timing of product transfers from the Holywell, UK site closure.

API contract revenue for the year ended December 31, 2015 increased from 2014 primarily due to $6.5 million of incremental revenue from the Cedarburg acquisition in April 2014, incremental revenues from our July 2015 acquisition of Gadea of $41.4 million, increased demand for our commercial and clinical manufacturing services in the U.S. and improved pricing.

DDS contract revenue for the year ended December 31, 2016 increased from 2015 primarily due to incremental revenue of $11.0 million from our acquisition of Whitehouse Laboratories (“Whitehouse”) in December 2015 as well as $2.5 million of revenue from our acquisition of Euticals in July 2016. Our revenue also increased by $5.3 million due to the launch of the Compound Library Consortium and $3.6 million from the Integrated Discovery Center in Buffalo, NY, partially offset by the downsizing of our facility in Singapore due to the expiration of a significant contract in 2015.

DDS contract revenue for the year ended December 31, 2015 increased from 2014 primarily due to incremental revenue of $14.9 million from our acquisition of the Solid State Chemical Information (“SSCI”) business in February 2015.

DP contract revenue for the year ended December 31, 2016 increased from 2015 due to incremental revenue of $5.1 million from a full year of Gadea revenue, which was acquired in July 2015, and increased demand at our Glasgow, UK facility. This was partially offset by decreased volume at our Albuquerque, NM facility of $3.4 million.

DP contract revenue for the year ended December 31, 2015 increased from 2014 due to incremental revenue of $36.7 million from a full year of revenue from our Albuquerque, NM facility, which we acquired in July 2014, $15.6 million from our acquisition of the Glasgow, U.K. facility in January 2015, and increased demand and pricing at our Burlington, MA facility. Additionally, during 2014, DP contract revenues were impacted due to a business interruption at our Albuquerque, NM facility.

FC contract revenue for the year ended December 31, 2016 totaled $19.8 million, which is entirely attributable to the Euticals Acquisition in July 2016.

Recurring royalty revenue

Year Ended December 31,
2016	2015	2014
(in thousands)
$10,020	$17,618	$25,867

We earn recurring royalty revenue in conjunction with Development and Supply Agreements with Actavis and Teva. During the fourth quarter of 2016, we began earning profit sharing revenue in the amount of $0.6 million from our first commercialized collaboration arrangement product, Sodium Nitroprusside Injection, which was developed with our partner Namigen and launched by Sagent. During the third quarter of 2015, we began earning royalties under an agreement with a customer of Gadea. The recurring royalties on the sales of Allegra/Telfast have historically provided a material portion of our revenues, earnings and operating cash flows. All patents covered by our Allegra license agreements associated with Allegra/Telfast expired during the second quarter of 2015.

Recurring royalties decreased during the year ended December 31, 2016 as compared to 2015 as a result of the patent expirations associated with Allegra/Telfast. This decrease was partially offset by an increase in the other royalties during the period.

Recurring royalties decreased during the year ended December 31, 2015 from 2014 primarily due to the introduction of generic competition to Allegra in Japan. Additionally, there was a decrease in Allegra royalties as a result of patent expirations that began in late 2013, as well as a less severe allergy season in Japan in 2014.

Cost of Contract Revenue

Cost of contract revenue consists of compensation and associated fringe benefits for employees, cost of chemicals, depreciation and other indirect project related costs. Cost of contract revenue for our segments were as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
API (a)	$272,866	$154,670	$114,171
DDS (a)	70,431	61,180	60,101
DP	76,343	79,677	34,921
FC	18,008	—	—
Total	$437,648	$295,527	$209,193
API Gross Contract Margin	19.2%	24.5%	22.1%
DDS Gross Contract Margin	32.6%	26.1%	19.4%
DP Gross Contract Margin	22.4%	17.3%	(17.9)%
FC Gross Contract Margin	8.8%	—	—
Total Gross Contract Margin	21.9%	23.2%	16.6%

(a)	A portion of the 2014 amounts were reclassified from DDS to API to better align business activities within segments

API Cost of Contract Revenue for the year ended December 31, 2016 increased from 2015 by $118.2 million. The increase was primarily due to our acquisitions of Euticals in July 2016, which contributed $81.8 million of the increase, and Gadea in July 2015, which contributed $25.8 million of the increase. API Gross Contract Margin decreased by 5.3 points during 2016 as compared to 2015. This decrease reflects a 10.0 point decrease related to Euticals lower margin as compared to our legacy API business, which was partially offset by the strong performance in Gadea.

API Cost of Contract Revenue for the year ended December 31, 2015 increased from 2014 by $40.5 million. $35.6 million of the increase was due to the acquisition of Gadea in July 2015. Additionally, there was a $4.9 million increase attributable to higher sales volumes related to our existing API facilities. API Gross Contract Margin increased by 2.4 points during 2015 from 2014 based on product mix.

DDS Cost of Contract Revenue for the year ended December 31, 2016 increased from 2015 by $9.3 million. The Euticals Acquisition in July 2016 contributed $5.0 million of costs, and the acquisition of Whitehouse in December 2015 contributed $4.7 million of costs. DDS Gross Contract Margin increased by 6.5 points during 2016 from 2015. The acquisition of Whitehouse in December 2015 contributed 2.5 points of the increase, and the remaining increase was driven by operating efficiencies.

DDS Cost of Contract Revenue for the year ended December 31, 2015 increased from 2014 by $1.1 million. There was an $8.2 million increase due to the acquisition of the SSCI business in February 2015, which was particially offset by reduced Discovery Services sales volume.  The period over period comparison also reflects a decrease of $5.3 million due to a recast between the DDS and DP segments, as the Analytical and Formulations business units moved to DPin 2016.  DDS Gross Contract Margin increased by 7.0 points in 2015 compared to 2014. A 4.0 point increase was due to the margins contributed by the SSCI business with the remaining growth resulting from improved cost efficiencies.

DP Cost of Contract Revenue for the year ended December 31, 2016 decreased from 2015 by $3.3 million. This was a result of reduced costs of $8.2 million at our Albuquerque, NM facility, primarily due to strong operational execution and effective cost management. This was partially offset by higher costs of $2.4 million from a full-year of Gadea operations in Spain and higher production at the Burlington, MA facility. DP Gross Contract Margin increased by 5.1 points during 2016 from 2015. The main driver was the strong operational performance at the Albuquerque, NM facility, which was partially offset by lower gross margins at our Burlington, MA facility.

DP Cost of Contract Revenue for the year ended December 31, 2015 increased from 2014 by $44.8 million. $27.0 million of the increase was due to the full year of operations of our Albuquerque, NM facility, which we acquired in 2014. $8.7 million of the increase was due to the addition of the Glasgow, UK business, which we acquired in January 2015, and also reflected in the period over period comparison is an increase of $5.3 million due to a recast between the DDS and DP segments, as the Analytical and Formulations business units moved to DP in 2016.  DP Gross Contract Margin increased 35.0 points during 2015 compared to 2014. 24.0 points of the increase was due to improved operational performance at our Burlington, MA facility and 6.0 points of the increase was attributable to the Albuquerque, NM facility, following a business interruption which occurred in 2014. The remaining increase was due to the mix of higher margins contributed by the Glasgow, UK business.

FC Cost of Contract Revenue for the year ended December 31, 2016 totaled $18.0 million, which is entirely attributable to the Euticals Acquisition in July 2016.

Research and Development

Research and development (“R&D”) expense consists of compensation and benefits for scientific personnel for work performed on proprietary product and process R&D projects, costs of chemicals, materials, outsourced activities and other related out of pocket and overhead costs.

Our R&D activities are primarily in our API and DP segments and relate to the potential manufacture of new products, the development of processes for the manufacture of generic products with commercial potential, and the development of alternative manufacturing processes.

Research and development expenses were as follows:

Year Ended December 31,
2016	2015	2014
(in thousands)
$16,046	$5,474	$1,004

R&D expense for year ended December 31, 2016 increased compared to 2015 primarily due to development efforts on new APIs, investments in developing generic API and drug products pursuant to our collaboration arrangements of $8.3 million as a result of our acquisitions of Gadea and Euticals. This increase was in line with our strategy.

R&D expense for year ended December 31, 2015 increased compared to 2014 primarily due to development efforts on new APIs and investments in developing generic API and drug products pursuant to our collaboration arrangements of $1.2 million.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consist of compensation and related fringe benefits for sales, marketing, operational and administrative employees, professional service fees, marketing costs and costs related to facilities and information services. SG&A expenses were as follows:

Year Ended December 31,
2016	2015	2014
(in thousands)
$122,136	$77,394	$48,897

SG&A expenses for the year ended December 31, 2016 increased by $44.7 million compared to the same period in 2015 primarily due to business acquisition costs related to the Euticals Acquisition, along with the addition of Euticals SG&A expenses and a full year of Gadea SG&A expenses. There were additional costs associated with investments made to grow the business, as we continue to invest in key supporting functions such as corporate quality and compliance, procurement and finance, as well as in training and developing our people.

SG&A expenses for the year ended December 31, 2015 increased by $28.5 million compared to the same period in 2014. This increase was partially due to $10.5 million of employee compensation and operating costs related to expanded corporate supporting functions associated with the Company’s growth, both organically and through acquisitions. The increase was also attributed to the Company’s three business acquisitions during 2015, which collectively contributed $7.7 million of SG&A expense. Also contributing to the increase was $2.0 million of business acquisition costs and $1.8 million of amortization of identifiable intangible assets resulting from the acquired businesses.

Impairment Charges

Year Ended December 31,
2016	2015	2014
(in thousands)
$3,126	$3,770	$7,835

During the year ended December 31, 2016, we recorded property and equipment impairment charges of $0.9 million in our DDS segment related to the closing of our Singapore facility, which is expected in June 2017. We also recorded an impairment charge of $1.7 million in our API segment related to property and equipment at our Rensselaer site. Additionally, we recorded an impairment charge of $0.3 million to reduce the fair value of our held-for-sale Holywell, UK facility, and we wrote off a patent asset in the amount of $0.2 million from a proprietary drug discovery program due to our licensing partner terminating the licensing agreement.

During the year ended December 31, 2015, we recorded property and equipment impairment charges of $3.2 million in our API segment associated with the Company’s decision to cease operations at our Holywell, U.K. facility. Additionally, during the fourth quarter of 2015, we recorded an impairment charge of $0.6 million in our DDS segment related to our Syracuse, NY building, which was sold in 2016.

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

During 2014, as a result of a semi-annual review of our proprietary drug development programs, we concluded that we would no longer actively pursue partnering opportunities for all programs that were not then partnered and would not continue to fund additional patent filing or required maintenance costs for these programs. Based on the aforementioned conclusions, we recorded intangible asset impairment charges of $2.4 million for the year ended December 31, 2014 in the DDS segment.

Restructuring Charges

Year Ended December 31,
2016	2015	2014
(in thousands)
$10,252	$5,988	$3,582

In December 2016, management committed to a plan to close the Singapore site and transfer customer activities, and some employees, to other sites within our Company. As part of the transition, Singapore operations will cease by the end of June 2017. This decision will impact approximately 53 employees in Singapore.  We recorded $0.5 million in charges for reduction in force and termination benefits during the year ended December 31, 2016 in connection with this action. In conjunction with the actions to cease operations at our Singapore facility, we also recorded property and equipment impairment charges of $0.9 million. These charges are included in the caption “impairment charges” on the consolidated statement of operations.

In August 2016, we announced a restructuring plan in connection with the Euticals Acquisition. Under the restructuring plan, we reviewed our operations and initiated a reduction in workforce in the US and Europe and ceased operations in one location in Italy.  Including Euticals, we recorded $7.1 million total in charges for reduction in force and termination benefits during the year ended December 31, 2016.

During 2016, we also recognized a change in estimate of $634,000, which reduced the restructuring liabilities related to the operations of Cedarburg. Other restructuring and other charges for various sites for the year ended December 31, 2016 were $3.2 million.

In the first quarter of 2015, we announced a proposal, subject to consultation with our U.K. workforce, to close our U.K. facility in Holywell, Wales, within the API segment, by the fourth quarter of 2015. Additionally, we made resource changes at our DDS Singapore site to optimize the cost profile of the facility. These actions were consistent with our ongoing efforts to consolidate our facility resources to more effectively utilize our resource pool and to further reduce our facility cost structure.

Restructuring charges for the year ended December 31, 2015 consisted primarily of U.K. termination charges, employee termination costs and transitioning activities at our Singapore facility and costs associated with the transfer of continuing products from the Holywell, U.K. facility to our other manufacturing locations as well as lease termination and other charges associated with the restructuring at our Syracuse, NY facility.

In the third quarter of 2014, we recorded restructuring charges related to our activities to optimize both the Singapore and Hyderabad, India facilities’ footprint. In the second quarter of 2014, we announced a restructuring plan, transitioning activities at our Syracuse, NY site to other sites within the Company and we ceased operations in Syracuse, NY at the end of June 2014. In connection with these activities, we recorded restructuring charges in our DDS segment related to termination benefits, lease termination settlements, and additional operating costs related to the Syracuse, NY site.

Technology Incentive Award

We historically maintained a Technology Development Incentive Plan, the purpose of which was to stimulate and encourage novel innovative technology developments by our employees. This plan allows eligible participants to share in a percentage of the net revenue earned by us relating to patented technology with respect to which the eligible participant is named as an inventor or made a significant intellectual contribution. To date, the royalties from Allegra hae been the main driver of the awards. These royalties from Allegra ceased during the second quarter of 2015 due to the expiration of the underlying patents. The incentive awards were as follows:

Year Ended December 31,
2016	2015	2014
(in thousands)
$—	$554	$1,621

Post-retirement benefit plan settlement gain

Year Ended December 31,
2016	2015	2014
(in thousands)
$—	$—	$(1,285)

In the first quarter of 2014, we recognized a gain on settlement of post-retirement liability in the API segment.

Interest expense, net

Year Ended December 31,
2016	2015	2014
(in thousands)
$(39,923)	$(19,338)	$(10,957)

Net interest expense increased for the year ended December 31, 2016 from 2015 primarily due to increased levels of outstanding debt used to finance our 2016 and 2015 acquisitions, as well as an increase in amortization of deferred financing costs and original issue discounts related to our long-term debt.

Net interest expense increased for the year ended December 31, 2015 from 2014 primarily due to increased levels of outstanding debt under our revolving credit facility and line of credit used to finance our acquisitions, as well as an increase in the accretion of discount and deferred financing amortization related to these borrowings.

The non-cash charges for the accretion of discount and deferred financing amortization were $15.8 million, $9.0 million and $7.3 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Other (expense) income, net

Year Ended December 31,
2016	2015	2014
(in thousands)
$(1,277)	$2,220	$(235)

Other expense for the year ended December 31, 2016 was primarily related to the fluctuation in exchange rates associated with foreign currency transactions. In addition, we recognized a realized loss on a cash flow hedge related to the purchase price of the Euticals Acquisition of $7.2 million, offset by the receipt of a final insurance recovery of $7.4 million related to a business interruption at the Albuquerque, NM facility that occurred in 2014.

Other income for the year ended December 31, 2015 was primarily related to the fluctuation in exchange rates associated with foreign currency transactions. In addition, we recognized an initial insurance recovery of $0.6 million related to the business interruption at the Albuquerque, NM facility.

Income tax expense (benefit)

Year Ended December 31,
2016	2015	2014
(in thousands)
$10,212	$(1,168)	$(2,190)

Income tax expense for the year ended December 31, 2016 increased as compared to 2015, primarily due to the recognition of a full valuation allowance on our U.S. deferred tax assets of $8.5 million and the recognition of the deferred tax impact for the original issue discount on the Euticals Seller Notes (as defined below in the Liquidity and Capital Resources section) of $4.0 million, partially offset by an increase in tax credits.

Income tax benefit for the year ended December 31, 2015 decreased as compared to the same period in 2014 due to increases in U.S. tax losses offset by taxes in newly acquired entities and the lapsing of the tax holiday in Singapore.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows and proceeds from borrowings. As of December 31, 2016, we had $52.3 million in cash, cash equivalents and restricted cash, and $683.8 million in bank and other debt (at face value). Working capital, defined as current assets less current liabilities, was $217.4 million at December 31, 2016 as compared to $181.1 million as of December 31, 2015. This increase primarily relates to increased inventory and accounts receivable levels associated with Euticals.

During 2016, we generated cash of $26.6 million from operating activities, which is outlined in further detail below. We used cash of $193.2 million in investing activities primarily attributable to the acquisition of Euticals of $141.0 million in cash and $51.4 million in capital expenditures. Capital expenditures in 2016 were primarily related to the growth, maintenance and upgrading of our facilities, including Euticals, as well as building additional capacity for sterile API manufacturing in Spain, additional capacity in Rensselaer, NY for a key product, and the launch of our global ERP system covering all locations except Euticals and Gadea. During 2016, cash flow generated from financing activities was $170.8 million, primarily related to the issuance of additional long-term debt of $227.8 million largely used to finance the Euticals Acquisition, partially offset by principal payments of long-term debt of $49.0 million and financing costs of $8.2 million.

During 2015, we generated cash of $39.6 million from operating activities, which is outlined in further detail below. We used cash of $221.7 million in investing activities primarily attributable to the acquisitions of Whitehouse, Gadea, SSCI and Glasgow totaling $199.6 million in aggregate, and $22.0 million in capital expenditures. Capital expenditures in 2015 were primarily related to the growth, maintenance and upgrading of our facilities. Additionally, during 2015, we generated cash of $185.4 million from financing activities, primarily related to net borrowings on our credit facility.

During 2014, we generated cash of $1.9 million from operating activities, which is outlined in further detail below. We used cash of $163.3 million in investing activities primarily attributable to the acquisitions of OsoBio and Cedarburg totaling $145.8 million in aggregate, and $17.2 million in capital expenditures. Capital expenditures in 2014 were primarily related to the growth, maintenance and upgrading of our facilities. Additionally, during 2014, we generated cash of $33.2 million from financing activities, primarily related to borrowings on our credit facility.

Cash Flows from Operating Activities

Net cash provided by operating activities of $26.6 million for the year ended December 31, 2016 reflected a net loss of $(70.2) million, offset by adjustments for noncash items of $77.8 million and cash provided by changes in operating assets and liabilities of $19.0 million.

Net cash provided by operating activities of $39.6 million for the year ended December 31, 2015 reflected a net loss of $(2.3) million, offset by adjustments for noncash items of $42.5 million and cash used by changes in operating assets and liabilities of $0.6 million.

Net cash provided by operating activities of $1.9 million for the year ended December 31, 2014 reflected a net loss of $(3.3) million, offset by adjustments for noncash items of $33.8 million and cash used by changes in operating assets and liabilities of $28.6 million.

2016 compared to 2015

Net loss, adjusted for non-cash items, of $11.7 million in 2016 decreased from $40.2 million in 2015 primarily due to the following:

- An increase in contract margin of approximately $33.6 million (before being adjusted for the change in depreciation noted below) due to the acquisition of Euticals, a full year of contract margin contribution from our 2015 acquisitions, and enhanced operating efficiencies at our Albuquerque, NM facility;

- A decrease in royalty income, net of technology incentive compensation, of approximately $7.0 million due to the expiration of the patents underlying the Allegra royalties in the second quarter of 2015;

- An increase in R&D expenses of approximately $10.6 million before being adjusted for the change in depreciation noted below due to development efforts on new APIs and investments in developing generic API and drug products with third party partners;

- An increase in SG&A expenses of approximately $44.7 million (before being adjusted for the increase in depreciation and amortization noted below), due to incremental SG&A expenses from businesses acquired in 2016 and 2015, merger and acquisition related costs and ERP system implementation costs;

- An increase in restructuring and other expenses of $4.3 million primarily related to the plans initiated that impacted Euticals and our site in Singapore during 2016;

- An increase in cash interest expense of approximately $13.8 million due to increased levels of outstanding debt used to finance our recent business acquisitions; and

- The adjustment for non-cash depreciation and amortization, which impacts the contract margin, R&D expense, and SG&A expense items noted above, increased by $23.6 million, due to the recognition of a full year of depreciation and amortization resulting from the 2015 acquisitions, and the addition of depreciation and amortization from the Euticals Acquisition.

Cash provided (used) by changes in operating assets and liabilities of $15.0 million in 2016 increased from $(0.6) million in 2015 primarily due to cash inflows from the net liquidation of inventory of $21.5 million in 2016 compared to $7.7 million in 2015, and a $1.8 million net decrease in other working capital accounts in 2016 compared to 2015.

2015 compared to 2014

Net loss, adjusted for non-cash items, of $40.2 million in 2015 increased from $30.5 million in 2014 primarily due to the following:

- An increase in contract margin of $47.8 million (before being adjusted for the change in depreciation) due to the acquisitions of SSCI, Glasgow, and Gadea, cost reduction initiatives and facility optimization in our DDS segment, and increased profitability at our Burlington, MA and Albuquerque, NM facilities;

- A decrease in royalty income, net of technology incentive compensation of $7.2 million, due to the expiration of the patents underlying the Allegra royalties in the second quarter of 2015;

- An increase in R&D expenses of $4.5 million (before being adjusted for the noncash change in depreciation noted below) due to development efforts on new APIs and investments in developing generic API and drug products with third party partners;

- An increase in SG&A expenses of $28.5 million (before being adjusted for the increase in depreciation and amortization noted below), due to incremental SG&A expenses from businesses acquired in 2014 and 2015 and merger and acquisition related costs;

- An increase in cash interest expense of $6.6 million due to increased levels of outstanding debt used to finance our 2014 and 2015 acquisitions; and

- The adjustment for depreciation and amortization, which impacts the contract margin, R&D expense, and SG&A expense items noted above, increased by $8.7 million due to the recognition of a full year of depreciation and amortization resulting from the 2014 acquisitions, and the addition of depreciation and amortization from the Glasgow, SSCI, Gadea, and Whitehouse acquisitions.

Cash used by changes in operating assets and liabilities of $0.6 million in 2015 decreased from $28.6 million in 2014 primarily due to the following:

- Cash inflows from the net liquidation of inventory of $7.7 million in 2015 compared to cash outflows from the net acquisition and production of inventory of $8.0 million in 2014; and

- Other significant working capital fluctuations including increases in accounts payable, accrued compensation, and accrued expenses of $6.8 million in 2015, compared to cash outflows related to decreases in these items of $4.9 million in 2014. The balances of accounts payable and accrued expenses fluctuated primarily due to the timing of payments in both 2014 and 2015. The increase in accrued compensation in 2015 is due primarily to incentive compensation.

Bank and Other Debt Obligations

Short-Term Borrowings

In connection with the Euticals Acquisition, we assumed the short-term borrowing obligations of Euticals, consisting of multiple bank revolving lines of credit with a maximum borrowing capacity of €40.8 million, or $42.9 million at December 31, 2016, (the “Euticals Revolving Credit Facilities”). The Euticals Revolving Credit Facilities support Euticals’ short-term working capital needs and are collateralized, in part, by certain Euticals’ trade receivables balances.

Term Loans

In connection with the Euticals Acquisition, we entered into a Third Amended and Restated Credit Agreement (the “Third Restated Credit Agreement”) with Barclays Bank PLC, which (i) provided incremental senior secured first lien term loans in an aggregate principal amount of $230 million (the “Incremental Term Loans”) which increased the aggregate principal amount of senior secured first lien term loans under the Company’s prior credit agreement to $428.5 million and (ii) increased the first lien revolving credit facility commitments by $5 million to $35 million. We used the proceeds of the Incremental Term Loans primarily to: (i) pay a portion of the cash consideration for the Euticals Acquisition; (ii) pay various fees and expenses incurred in connection with the Euticals Acquisition and related financing activities; and (iii) repay the $30 million outstanding under the first lien revolving credit facility.

The Third Restated Credit Agreement requires that we make quarterly repayments of $0.6 million toward the Incremental Term Loans principal beginning on September 30, 2016, with all remaining unpaid principal amounts of the Incremental Term Loans maturing and payable on July 16, 2021. The revolving credit facility commitments under the Third Restated Credit Agreement terminate and all amounts then outstanding thereunder are payable on July 16, 2020, subject, in each case, to earlier acceleration (i) to six months prior to the scheduled maturity date of our 2.25% Cash Convertible Senior Notes issued on December 4, 2013 (the “Notes”) if on such date, both (x) more than $25 million of the Notes shall remain outstanding and (y) the ratio of the secured debt of the Company and its subsidiaries to the EBITDA of the Company and its subsidiaries exceeds 1.50:1.00 and (ii) to April 7, 2019, April 7, 2020 or April 7, 2021, respectively, in each case to the extent that at any such date we have not (x) prepaid or otherwise satisfied the amortization or final maturity payment amounts to next come due under each Euticals Seller Note (as defined below) then outstanding or (y) refinanced such amortization or final maturity payment amount to next come due under each Euticals Seller Note then outstanding in a manner permitted by the Third Restated Credit Agreement.

At our election, loans made under the Third Restated Credit Agreement bear interest at (a) the one-month, three-month or six-month LIBOR rate subject to a floor of 1.0% (the “LIBOR Rate”) or (b) a base rate determined by reference to the highest of (i) the United States federal funds rate plus 0.50%, (ii) the rate of interest quoted by The Wall Street Journal as the “Prime Rate,” and (iii) a daily rate equal to the one-month LIBOR Rate plus 1.0%, subject to a floor of 2.0% (the “Base Rate”), plus an applicable margin of 4.75% per annum for LIBOR Rate loans and 3.75% per annum for Base Rate loans.

The borrowings under the Third Restated Credit Agreement are prepayable at our option without premium or penalty (other than customary breakage costs for LIBOR Rate loans). Amounts prepaid are available for reborrowing, subject to the terms and conditions of the Third Restated Credit Agreement.

The obligations under the Third Restated Credit Agreement are guaranteed by each of our material domestic subsidiaries (each a “Guarantor”) and are secured by first priority liens on, and security interests in, substantially all of the present and after-acquired assets of the Company and each Guarantor subject to certain customary exceptions.

Euticals Seller Notes

In connection with the Euticals Acquisition, on July 11, 2016, we issued two notes to Lauro Cinquantasette S.p.A. (together the “Euticals Seller Notes”) with a combined face value of €55 million, that were valued at $44.3 million (net of original issue discount of $16.4 million). The Euticals Seller Notes are unsecured promissory notes, guaranteed by the Company, and are subject to customary representations and warranties and events of default with repayment to be made in three equal annual installments made on the third, fourth and fifth anniversaries of the Euticals Acquisition closing date. The repayment is subject to certain set off rights by us relating to the seller’s indemnification obligations. The Euticals Seller Notes are subject to an interest rate equal to 0.25% per annum, which is due and payable in cash on the first day of January, April, July and October during each calendar year. The Euticals Seller Notes were recognized net of an original issue discount of $16.4 million.

Convertible Senior Notes

On December 4, 2013, we completed the private offering of $150 million aggregate principal amount of the Notes.  The Notes mature on November 15, 2018, unless earlier repurchased or converted into cash in accordance with their terms prior to such date, and interest is paid in arrears semiannually on each of May 15 and November 15 at an annual rate of 2.25% beginning on May 15, 2014. The Notes were offered and sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

The Notes are not convertible into our common stock or any other securities under any circumstances. Holders may convert their Notes solely into cash at their option at any time prior to the close of business on the business day immediately preceding May 15, 2018 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2013 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per thousand dollars principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after May 15, 2018 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes solely into cash at any time, regardless of the foregoing circumstances. Upon conversion, in lieu of receiving shares of our common stock, a holder will receive, per thousand dollars principal amount of Notes, an amount in cash equal to the settlement amount, determined in the manner set forth in the indenture. The initial conversion rate is 63.9844 shares of our common stock per thousand dollars principal amount of Notes (equivalent to an initial conversion price of approximately $15.63 per share of common stock). The conversion rate is subject to adjustment upon certain events as described in the indenture but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, we have agreed to pay a cash make-whole premium by increasing the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event in certain circumstances as described in the indenture.

We may not redeem the Notes prior to the maturity date, and no sinking fund is provided for the Notes.

The cash conversion feature of the Notes (“Notes Conversion Derivative”) requires bifurcation from the Notes in accordance with ASC 815, “Derivatives and Hedging,” and is accounted for as a derivative liability. In connection with the pricing of the Notes, on November 19, 2013, we entered into cash convertible note hedge transactions (“Notes Hedges”) relating to a notional number of shares of our common stock underlying the Notes with two counterparties (the “Option Counterparties”). The Notes Hedges, which are cash-settled, are intended to reduce our exposure to potential cash payments that we are required to make upon conversion of the Notes in excess of the principal amount of converted Notes if our common stock price exceeds the conversion price.

At the same time, we also entered into separate warrant transactions with each of the Option Counterparties initially relating, in the aggregate, to 9,598,000 shares of our common stock underlying the Note Hedges. The Note Hedges are intended to offset cash payments due upon any conversion of the Notes. However, the warrant transactions could separately have a dilutive effect to the extent that the market price per share of our common stock (as measured under the terms of the warrant transactions) exceeds the applicable strike price of the warrants. The initial strike price of the warrants is $18.944 per share, which was 60% above the last reported sale price of our common stock of $11.84 on November 19, 2013 and proceeds of $23.1 million was received from the Option Counterparties from the sale of the warrants.

Aside from the initial payment of a $33.6 million premium to the Option Counterparties, we are not required to make any cash payments to the Option Counterparties under the Note Hedges and will be entitled to receive from the Option Counterparties an amount of cash, generally equal to the amount by which the market price per share of common stock exceeds the strike price of the Note Hedges during the relevant valuation period. The strike price under the Note Hedges is initially equal to the conversion price of the Notes. Additionally, if the market price per share of our common stock, as measured under the warrant transactions, exceeds the strike price of the warrants during the measurement period at the maturity of the warrants, we will be obligated to issue to the Option Counterparties a number of shares of our common stock in an amount based on the excess of such market price per share of our common stock over the strike price of the warrants. We will not receive any proceeds if the warrants are exercised.

Loans with various institutions – Gadea Loans

In connection with the Gadea acquisition, we assumed various unsecured debt instruments as part of the transaction totaling $25.8 million at December 31, 2016. These loans are issued by various financial institutions and public bodies, have interest rates ranging from 0.5% to 1.9% (generally at a rate equivalent to the Euribor plus a market spread or a fixed rate) and have various due dates ranging from April 2017 to February 2026. The loans are all euro-denominated, with payments made on a monthly, quarterly and biannual basis.

Off Balance Sheet Arrangements

We do not use special purpose entities or other off-balance sheet financing techniques that we believe have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity or capital resources.

Contractual Obligations

The following table sets forth our long-term contractual obligations and commitments as of December 31, 2016:

Payments Due by Period (in thousands)

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-Term Debt Obligations (principal)	$661,250	13,917	605,404	41,266	663
Operating Leases Obligations	18,606	3,807	5,965	3,084	5,750
Purchase Obligations	87,480	87,480	—	—	—
Restructuring Liabilities	4,615	4,486	27	102	—
Pension Plan Contributions	1,735	347	694	694	*

*Pension and other postretirement benefits include estimated payments made from Company assets. No estimate of payments after five years has been provided due to many uncertainties.

Critical Accounting Estimates

Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. All of these estimates reflect our best judgment and are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Under different assumptions or conditions, it is reasonably possible that the judgments and estimates described below could change, which may result in future impairments of inventories and long-lived assets, as well as increased pension liabilities, the establishment of valuation allowances on deferred tax assets and increased tax liabilities, among other effects. Also see Note 1, Summary of Significant Accounting Policies, in Part II, Item 8. “Financial Statements and Supplementary Data” of this report, which discusses the significant accounting policies that we have selected from acceptable alternatives.

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

Inventory

Inventory consists primarily of commercially available fine chemicals used as raw materials, work-in-process and finished goods in our large-scale manufacturing plants. API and DP manufacturing inventories are valued on a first-in, first-out (“FIFO”) or average cost basis. Inventories are valued at the lower of cost or market. We regularly review inventories on hand and record a charge for slow-moving and obsolete inventory, inventory not meeting quality standards and inventory subject to expiration. The charge for slow-moving and obsolete inventory is based on current estimates of future product demand, market conditions and related management judgment. Any significant unanticipated changes in future product demand or market conditions that vary from current expectations could have an impact on the value of inventories. Total inventories recorded on our consolidated balance sheet at December 31, 2016 and 2015 were $167.1 million and $89.2 million, respectively. We recorded charges to reduce obsolete inventory balances of $1.9 million, $1.7 million and $0.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carry-forwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings, tax planning strategies, and taxable income in prior carryback year(s) if carry back is permitted under the tax law. These sources of income inherently rely heavily on estimates. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. We use our historical experience and our short and long-range business forecasts to provide insight. Amounts recorded for deferred tax assets (liabilities), net of valuation allowances, were $(39.6) million and $(10.1) million at December 31, 2016 and 2015, respectively. The increase in our net deferred tax liability is due to the recognition of a full valuation against our U.S. deferred tax assets during 2016, as well as the recognition of deferred tax liabilities in connection with the acquisition of Euticals during 2016.

Derivative Instruments and Hedging Activities

We record derivative instruments on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in a derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. A change in inputs or estimates, including but not limited to, interest rates and the trading price and implied volatility of our common stock, may materially impact the resulting fair value measurements of these instruments and may also impact our results of operations. At December 31, 2016 and 2015, amounts recorded for both the Note Hedges and the Notes Conversion Derivative were $51.0 million and $76.4 million, respectively. The decrease in the amounts recorded is primarily due to the decrease in the market value of our common stock that underlies these instruments.

Goodwill and intangible assets

We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of a reporting unit. The goodwill is tested for impairment at the reporting unit level, which is at the operating segment or one level below (known as a component). If a component has similar economic characteristics, the components are to be aggregated and tested at the operating segment level. For purposes of testing goodwill, our reporting units have been defined as Active Pharmaceutical Ingredients (“API”), Drug Product (“DP”), Fine Chemicals (“FC”), Discovery & Development Services (“DD”) and Analytical Services (“AS”). Goodwill was tested at this level based on the manner in which we operate our businesses and goodwill is recoverable. The API, DP and FC operating segments have been determined to be reporting units because the products, processes, and customers are similar and resources are managed at the segment level. Our Discovery and Development Services (DDS) operating segment consists of two reporting units, DD and AS. At December 31, 2016, goodwill for API, DP, DDS, FC was $104.6 million, $74.7 million, $52.0 million and $0, respectively.

We test goodwill for impairment by either performing a qualitative evaluation or a two-step quantitative test. The qualitative evaluation is an assessment of factors, including reporting unit specific operating results as well as industry, market, and general economic conditions, to determine whether it is more likely than not that the fair values of reporting unit is less than its carrying amount, including goodwill. Depending on the factors specific to some or all of our reporting units, we may be required to perform a two-step quantitative test. A qualitative assessment was performed for the DD reporting unit given that the goodwill in this unit relates to the recent Euticals Acquisition in 2016. A quantitative assessment was performed for API, DP and AS. We concluded there were no impairments as of October 1, 2016, our annual impairment testing date. Additionally, we considered the qualitative factors for each component subsequent to the annual impairment testing date and through December 31, 2016, noting no indicators of potential impairment.

The valuations for API, DP and AS used in the quantitative goodwill assessment were based on the discounted cash flow method using projected financial information of the reporting unit. Consideration was also given to a market approach as a possible indication of value but not weighted. Key assumptions used in the discounted cash flow method include prospective financial information and the discount rate or weighted-average cost of capital (WACC). The prospective financial information includes our five year projections, which are based on information available to management as of October 1, 2016 and, for API and DP, includes projected revenue on generic drug products in development and expected to be commercialized in the five year period. The long-term sales growth rate assumed for API, DP and AS was 3%. The WACC takes into consideration the capital structure of both our Company and peer groups for each of the businesses. In addition, the WACC includes a market equity and country specific risk premium. The country specific risk premium is based on a blended average of the geographies in which the business units operate. A discount rate was estimated and applied to each revenue stream, specifically contract manufacturing revenue and royalties on long-term collaboration agreements for both API and DP. The discount rates for contract manufacturing revenue were 11.5%, 10.0% and 9.5% for API, DP and AS, respectively. The discount rates for royalty revenue on the collaboration agreements were 24.5% and 23.5% for API and DP, respectively, given the higher level of uncertainty surrounding these cash flows.

The estimated fair value for the DP business compared to its carrying value was relatively close given that DP is primarily comprised of recent acquisitions. The estimated fair value of the DP business exceeded carrying value by approximately 13%. The future projections have included discounted cash flows for our current DP manufacturing and development business as well as separate projections of estimated royalties on the long-term collaboration agreements. The achievement of these royalties could be impacted by the complexity to develop the product, the number of competitors in the market, and the timing of the product launch. These risks have been contemplated in our projections. If our DP business is unable to achieve the future projections of the manufacturing and development business or the projections of estimated royalties on the long-term collaboration agreements, some or all of the goodwill allocated to DP may be impaired in future periods.

We test intangible assets with indefinite lives for impairment annually by either performing a qualitative evaluation or a two-step quantitative test. We perform this test whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable, and at a minimum, annually.

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

In December 2016, we recorded fixed asset impairment charges of $0.9 million in our DDS segment related to the closing of our Singapore facility. In December 2016, we recorded an impairment fixed asset charge of $1.7 million in our API segment related to fixed asset disposals in our Rensselaer site. In December 2016, we recorded a non-cash charge of $0.2 million related to our held for sale facility resulting from the closing of our Holywell, UK facility. In the second quarter of 2016, we wrote off a patent asset from a proprietary drug discovery program due to our licensing partner terminating the license agreement.

Recent Accounting Pronouncements

Accounting Pronouncements Issued But Not Yet Adopted

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, “Simplifying the Test for Goodwill Impairment.” The standard simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. The ASU is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this standard is not expected to have a material impact on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business.” The standard clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for certain transactions. The adoption of this standard is not expected to have a material impact on our consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash.” The standard addresses the classification and presentation of restricted cash and restricted cash equivalents within the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory.” The standard requires the immediate recognition of tax effects for an intra-entity asset transfer other than inventory. The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We are still evaluating the impact this standard will have on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” The standard addresses the classification of certain transactions within the statement of cash flows, including cash payments for debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, and distributions received from equity method investments. The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We are still evaluating the impact this standard will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The standard reduces complexity in several aspects of the accounting for employee share-based compensation, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases.” The standard established the principles that lessees and lessors will apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are still evaluating the impact this standard will have on our consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” This ASU simplifies the subsequent measurement of inventories by replacing the current lower of cost or market test with a lower of cost or net realizable value test. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods therein. The adoption of this standard is not expected to have a material impact on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers: (Topic 606)." This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in ASC Topic 605, "Revenue Recognition," and most industry-specific guidance. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of ASC Topic 360, "Property, Plant, and Equipment," and intangible assets within the scope of ASC Topic 350, "Intangibles-Goodwill and Other") are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of ASU 2014-09. This ASU is now effective for calendar years beginning after December 15, 2017. Early adoption is not permitted. We have begun to evaluate the impacts of this new standard on our consolidated financial statements, information technology ("IT") systems, policies and business processes and controls. We have developed an implementation plan to adopt this new guidance including determining the method of adoption. As part of this plan, we are currently assessing the potential impact this standard will have on our consolidated financial statements and related disclosures. Based on our assessment procedures performed to date, we are currently unable to estimate the impact this standard will have on our consolidated financial statements; however, we anticipate that the adoption of the new standard may require us to make changes to our business processes and controls.

Accounting Pronouncements Recently Adopted

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The standard requires management to assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date and, as applicable, provide additional disclosures on management’s plan to alleviate the substantial doubt. The ASU is effective for fiscal years ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. During the fourth quarter of 2016, we adopted this standard, which had no impact on our consolidated financial statements and related disclosures.

In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period, be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. We adopted this ASU during 2016, which did not have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk with respect to foreign currency exchange rates and interest rates. The market risk is the potential loss arising from adverse changes in these rates as discussed below.

The Company has facilities and customers in foreign jurisdictions and therefore is subject to foreign currency risk. This risk is composed of both potential losses from the translation of foreign currency financial statements and the remeasurement of foreign currency transactions. The total net assets of non-U.S. operations not denominated in our functional currency, the U.S. dollar, and subject to potential loss amount to approximately $413.7 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to approximately $41.4 million. Furthermore, related to foreign currency transactions, the Company has exposure to non-functional currency assets of $86.6 million and liabilities of $25.6 million as of December 31, 2016. As currency rates change, these non-functional currency balances are revalued, and the corresponding adjustment is recorded in the consolidated statement of operations. A hypothetical change of 10% in currency rates could result in an adjustment to the consolidated statement of operations of approximately $6.1 million.

With respect to interest rates, the risk is composed of changes in future cash flows due to changes in interest rates on our $22.5 million Euticals revolving credit facilities, $25.8 million of Gadea debt and $423.7 million of term loan debt.. The potential loss in 2016 cash flows from a 10% adverse change in quoted interest rates would approximate $2.7 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements and notes thereto appear on pages F-1 to F-39 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management conducted an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation the Company’s management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, assessed as of December 31, 2016 the effectiveness of the Company’s internal control over financial reporting. In making this assessment, management used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, management has concluded that the Company’s internal control over financial reporting as of December 31, 2016 was effective.

On July 11, 2016, the Company acquired Euticals. This acquisition represents a material change in the internal control over financial reporting since management’s last assessment of effectiveness. Management has excluded Euticals from its assessment of internal control over financial reporting as of December 31, 2016. Total assets of Euticals, excluding goodwill and other intangible assets which were included in management’s assessment of internal control over financial reporting as of December 31, 2016, are $211.9 million at December 31, 2016. Total revenues of Euticals were $131.3 million for the year ended December 31, 2016. The total assets and total revenues excluded from management’s assessment of internal control over financial reporting as of December 31, 2016, represent approximately 27% and 23%, respectively, of the Company’s related consolidated financial statement amounts as of and for the year end December 31, 2016.

During the Company’s fiscal quarters ended September 30, 2016 and December 31, 2016, we implemented a new ERP system at all of our global locations, except the Gadea and Euticals locations. The implementation of the new ERP affects the processes that constitute our internal control over financial reporting and required testing of effectiveness.

The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting, as of December 31, 2016, which is included in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

(c) Changes in Internal Control Over Financial Reporting

Other than the effects of the Euticals Acquisition and ERP implementation referred to above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15 under the Exchange Act that occurred during the Company’s fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this item will be set forth in our proxy statement for our 2017 Annual Meeting of Stockholders (to be filed within 120 days after December 31, 2016) (the “Proxy Statement”), and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

Information required by this item will be set forth in our Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item will be set forth in our Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this item will be set forth in our Proxy Statement, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be set forth in our Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements.

The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

(a) (2)	Financial Statement Schedules

The following financial schedule of Albany Molecular Research, Inc. is included in this annual report on Form 10-K.

Schedule II—Valuation and Qualifying Accounts	F-52

Schedules other than that which is listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

(a) (3)	Exhibits

EXHIBIT INDEX

Exhibit No.	Description
2.1	LLC Interest Purchase Agreement by and among Albany Molecular Research, Inc. and Brian W. Mulhall and Alan Weiss as the members of Whitehouse Analytical Laboratories, LLC, dated December 15, 2015 (incorporated herein by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the year ended December 15, 2015, filed with the Securities and Exchange Commission on March 30, 2016, File No. 001-35622).
2.2	Share Purchase Agreement by and among Albany Molecular Research, Inc., Gadea Grupo Farmaceutico, S.L., Exirisk Spain, S.L. and certain other persons thereto, dated as of July 16, 2015 (incorporated herein by reference to Exhibit 2.1 to the Company’s 8-K filed with the Securities and Exchange Commission on July 16, 2015, File No. 001-35622).
2.3	Purchase Agreement by and between Aptuit, LLC and Albany Molecular Luxembourg S.à.r.l., dated as of January 8, 2015 (incorporated herein by reference to Exhibit 2.2 to the Company’s 8-K filed with the Securities and Exchange Commission on January 15, 2015, File No. 001-35622).
2.4	Asset Purchase Agreement by and among Aptuit (West Lafayette), LLC, Aptuit, LLC, AMRI Americium, LLC, and Albany Molecular Research, Inc. dated as of January 8, 2015 (incorporated herein by reference to Exhibit 2.1 to the Company’s 8-K filed with the Securities and Exchange Commission on January 15, 2015, File No. 001-35622).
2.5	Membership Interest Purchase Agreement by and among Oso Biopharm Holdings, LLC, Oso Biopharmaceuticals Manufacturing, LLC, ALO Acquisition LLC, and Albany Molecular Research, Inc. dated as of June 1, 2014 (incorporated herein by reference to Exhibit 2.1 to the Company’s 8-K filed with the Securities and Exchange Commission on June 2, 2014, File No. 001-35622).

Exhibit No.	Description
2.6	Agreement and Plan of Merger by and among Albany Molecular Research, Inc., AICu Acquisition Corp., Cedarburg Pharmaceuticals, Inc. and James Gale, dated March 22, 2014 (incorporated herein by reference to Exhibit 2.1 to the Company’s 8-K filed with the Securities and Exchange Commission on March 24, 2014, File No. 001-35622).
2.7	Share Purchase Agreement by and between Albany Molecular Research, Inc. and Lauro Cinquantasette S.p.A., dated as of May 5, 2016 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2016, File No. 001-35622).
2.8	Amendment letter by and among Albany Molecular Research, Inc., Albany Molecular Research Luxembourg Sarl, Evergreen S.r.l. and Lauro Cinquantasette S.p.A dated July 7, 2016, to the Share Purchase Agreement dated May 5, 2016 by and between Albany Molecular Research, Inc. and Lauro Cinquantasette S.p.A. (incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, filed with the Securities and Exchange Commission on November 9, 2016, File No. 001-35622).
2.9	Amendment letter by and among Albany Molecular Research, Inc., Albany Molecular Research Luxembourg Sarl, Evergreen S.r.l. and Lauro Cinquantasette S.p.A dated August 8, 2016, to the Share Purchase Agreement dated May 5, 2016 by and between Albany Molecular Research, Inc. and Lauro Cinquantasette S.p.A. (incorporated herein by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, filed with the Securities and Exchange Commission on November 9, 2016, File No. 001-35622).
3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 000-25323).
3.2	Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 000-25323).
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Albany Molecular Research, Inc. dated June 3, 2015 (incorporated herein by reference to Exhibit 3.1 to the Company’s 8-K filed with the Securities and Exchange Commission on June 5, 2015, File No. 001-35622).
4.1	Specimen certificate for shares of Common Stock, $0.01 par value, of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, filed with the Securities and Exchange Commission on October 2, 2015, File No. 333-207247).
4.2	Indenture, dated as of November 25, 2013, by and between Albany Molecular Research, Inc. and Wilmington Trust, National Association (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2013, File No. 001-35622).
4.3	Form of 2.25% Cash Convertible Senior Note due 2018 (included in Exhibit 4.2).
4.4	Registration Rights Agreement by and between Albany Molecular Research, Inc. and 3-Gutinver, S.L., dated as of July 16, 2015 (incorporated herein by reference to Exhibit 3.2 to the Company’s 8-K filed with the Securities and Exchange Commission on July 16, 2015, File No. 001-35622).
4.5	Registration Rights and Lock-Up Agreement by and between Albany Molecular Research, Inc. and Lauro Cinquantasette S.p.A., dated as of May 5, 2016 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2016, File No. 001-35622).
4.6	Stockholders Agreement by and among Albany Molecular Research, Inc. and the stockholders identified therein, dated as of July 11, 2016 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2016, File No. 001-35622).
10.1	Form of Indemnification Agreement between Albany Molecular Research, Inc. and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 15, 2015, filed with the Securities and Exchange Commission on March 30, 2016, File No. 001-35622).

Exhibit No.	Description
10.2	License Agreement dated March 15, 1995 by and between Albany Molecular Research, Inc. and Marion Merrell Dow Inc. (now Sanofi) (excluding certain portions which have been omitted as indicated based upon an order for confidential treatment, but which have been filed separately with the Commission) (incorporated herein by reference to Exhibit 10.7 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, File No. 333-58795).
10.3*	Amendment to 1998 Stock Option and Incentive Plan of the Company (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, File No. 000-25323).
10.4*	Amended and Restated Technology Development Incentive Plan of the Company (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, File No. 001-35622).
10.5	Form of Employee Innovation, Proprietary Information and Post-Employment Activity Agreement between Albany Molecular Research, Inc. and each of its executive officers (incorporated herein by reference to Exhibit 10.14 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, File No. 333-58795).
10.6*	Amended and Restated Employment Agreement, dated as of April 5, 2012, by and between Albany Molecular Research, Inc. and Lori M. Henderson (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2012, File No. 000-25323).
10.7*	Form of Restricted Stock Award Agreement under 1998 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2005, File No. 000-25323).
10.8*	Form of Non-Qualified Stock Option Agreement under 1998 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed with the Securities and Exchange Commission on May 10, 2005, File No. 000-25323).
10.9*	Amended and Restated Employment Agreement, dated as of April 5, 2012, by and between the Company and Steven R. Hagen, Ph.D. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2012, File No. 000-25323).
10.10	Development and Supply Agreement between Organichem Corporation (now AMRI Rensselaer, Inc., a wholly-owned subsidiary of the Company) and Purepac Pharmaceuticals Co. (now Actavis, Inc.), effective May 10, 2000 (incorporated herein by reference to Exhibit 10.26 (with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on March 18, 2013, File No. 001-35622).
10.11*	Amended Form of Restricted Stock Award Agreement under the 2008 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on March 18, 2013, File No. 001-35622).
10.12*	Amended Form of Non-Qualified Stock Option Agreement under the 2008 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on March 18, 2013, File No. 001-35622).
10.13*	Employment Agreement, dated September 5, 2013, by and between Albany Molecular Research, Inc. and William S. Marth (incorporated herein by reference to Exhibit 10.1 the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Securities and Exchange Commission on November 8, 2013, File No. 001-35622).
10.14	Call Option Transaction Confirmation, dated November 19, 2013, between Albany Molecular Research, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2013, File No. 001-35622).

Exhibit No.	Description
10.15	Call Option Transaction Confirmation, dated November 19, 2013, between Albany Molecular Research, Inc. and Morgan Stanley & Co. International plc (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2013, File No. 001-35622).
10.16	Base Warrants Confirmation, dated November 19, 2013, between Albany Molecular Research, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2013, File No. 001-35622).
10.17	Base Warrants Confirmation, dated November 19, 2013, between Albany Molecular Research, Inc. and Morgan Stanley & Co. International plc (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2013, File No. 001-35622).
10.18	Amendment to Call Option Transaction Confirmation, dated November 29, 2013, between Albany Molecular Research, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2013, File No. 001-35622).
10.19	Amendment to Call Option Transaction Confirmation, dated November 29, 2013, between Albany Molecular Research, Inc. and Morgan Stanley & Co. International plc (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2013, File No. 001-35622).
10.20	Additional Warrants Confirmation, dated November 29, 2013, between Albany Molecular Research, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2013, File No. 001-35622).
10.21	Additional Warrants Confirmation, dated November 29, 2013, between Albany Molecular Research, Inc. and Morgan Stanley & Co. International plc (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2013, File No. 001-35622).
10.22*	Employment Agreement dated December 13, 2013, by and between Albany Molecular Research, Inc. and George Svokos (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, filed with the Securities and Exchange Commission on May 9, 2014, File No. 001-35622).
10.23	Amendment No. 1, dated December 23, 2014, to Credit Agreement dated October 24, 2014, by and among Albany Molecular Research, Inc., Barclays Banks plc, each Lender thereto and each Loan Party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2014, File No. 001-35622).
10.24*	Employment Agreement dated February 11, 2015, by and between Albany Molecular Research, Inc. and Felicia Ladin (incorporated herein by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on March 16, 2015, File No. 001-001-35622).
10.25	Amendment No. 2 to Credit Agreement, dated as of July 14, 2015, among Albany Molecular Research, Inc., Barclays Bank PLC, as administrative agent and collateral agent, each Lender party Research, Inc., Barclays Bank PLC, as administrative agent and collateral agent, each Lender party thereto and each other Loan Party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s 8-K filed with the Securities and Exchange Commission on July 16, 2015, File No. 001-35622).
10.26	First Amended and Restated Credit Agreement, dated as of July 16, 2015, among Albany Molecular Research, Inc., Barclays Bank PLC, as administrative agent, Collateral Agent, L/C Issuer and Swing Line Lender, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015, filed with the Securities and Exchange Commission on November 9, 2015, File No. 001-35622).

Exhibit No.	Description
10.27	Second Amended and Restated Credit Agreement, dated as of August 19, 2015, among Albany Molecular Research, Inc., Barclays Bank PLC, as administrative agent, Collateral Agent, L/C Issuer and Swing Line Lender, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015, filed with the Securities and Exchange Commission on November 9, 2015, File No. 001-35622).
10.28*	Third Amended 1998 Employee Stock Purchase Plan of the Company, approved on June 3, 2015 (incorporated herein by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 30, 2016, File No. 001-35622).
10.29*	Third Amended 2008 Stock Option and Incentive Plan, approved on June 3, 2015 (incorporated herein by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 30, 2016, File No. 001-35622).
10.30*	Albany Molecular Research, Inc. Senior Executive Cash Incentive Bonus Plan (incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 30, 2016, File No. 001-35622).
10.31	Subscription Agreement by and between Albany Molecular Research, Inc. and Lauro Cinquantasette S.p.A., dated as of May 5, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2016, File No. 001-35622).
10.32	Promissory Note A issued by Albany Molecular Luxembourg S.à.r.l. to Lauro Cinquantasette S.p.A. on July 11, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2016, File No. 001-35622).
10.33	Promissory Note B issued by Albany Molecular Luxembourg S.à.r.l. to Lauro Cinquantasette S.p.A. on July 11, 2016 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2016, File No. 001-35622).
10.34	Guarantee to Promissory Notes by and between Albany Molecular Research, Inc. and Lauro Cinquantasette S.p.A., dated as of July 11, 2016 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2016, File No. 001-35622).
10.35	Amendment No. 1 to Second Amended and Restated Credit Agreement, by and among Albany Molecular Research Inc., each other loan party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and the lenders party thereto, dated as of July 7, 2016 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2016, File No. 001-35622).
10.36	Third Amended and Restated Credit Agreement by and among Albany Molecular Research, Inc., Barclays Bank PLC, as administrative agent and the other lenders party thereto, dated as of July 7, 2016 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2016, File No. 001-35622).
10.37*	Amended and Restated Employment Agreement, dated as of May 7, 2015, by and between Albany Molecular Research, Inc. and James Milton Boyer (filed herein).
10.38*	Amended and Restated Employment Agreement, dated as of February 4, 2014, by and between Albany Molecular Research, Inc. and Christopher Conway (filed herein).
10.39*	Directorship Agreement, dated as of July 11, 2016, by and among Prime European Therapeuticals S.p.A, Albany Molecular Research, Inc. and Margalit Fine (filed herein).
21.1	Subsidiaries of the Company (filed herein).
23.1	Consent of KPMG LLP (filed herein).
31.1	Rule 13a-14(a)/15d-14(a) certification (filed herein).
31.2	Rule 13a-14(a)/15d-14(a) certification (filed herein).
32.1	Section 1350 certification (furnished herein). (1)
32.2	Section 1350 certification (furnished herein). (1)

Exhibit No.	Description
101	XBRL (extensible Business Reporting Language). The following materials from Albany Molecular Research, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

*	Denotes management contract of compensation plan or arrangement

(1)	This certification is not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Exchange Act.

ITEM 16. FORM 10-K SUMMARY

We may voluntarily include a summary of information required by Form 10-K under this Item 16. We have elected not to include such summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2017	Albany Molecular Research, Inc.

	By:	/s/ William S. Marth
William S. Marth
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM S. MARTH	President, Chief Executive Officer, Director	March 16, 2017
William S. Marth	(Principal Executive Officer)

/s/ Felicia I. Ladin	Senior Vice President, Chief Financial Officer and Treasurer	March 16, 2017
Felicia I. Ladin	(Principal Financial and Accounting Officer)

/s/ Thomas E. D’Ambra	Chairman of the Board of Directors	March 16, 2017
Thomas E. D’Ambra, Ph.D.

/s/ David H. Deming	Director	March 16, 2017
David H. Deming

/s/ Gerardo Gutierrez Fuentes	Director	March 16, 2017
Gerardo Gutierrez Fuentes

/s/ Kenneth Hagen	Director	March 16, 2017
Kenneth Hagen

/s/ Anthony Maddaluna	Director	March 16, 2017
Anthony Maddaluna

/s/ Fernando Napolitano	Director	March 16, 2017
Fernando Napolitano

/s/ Kevin O’Connor	Director	March 16, 2017
Kevin O’Connor

/s/ Arthur J. Roth	Director	March 16, 2017
Arthur J. Roth

/s/ Una S. Ryan	Director	March 16, 2017
Una S. Ryan, Ph.D., O.B.E.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ALBANY MOLECULAR RESEARCH, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Albany Molecular Research, Inc.:

We have audited the accompanying consolidated balance sheets of Albany Molecular Research, Inc. and subsidiaries (“Albany Molecular Research, Inc.” or “the Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. We also have audited Albany Molecular Research, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Albany Molecular Research, Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Albany Molecular Research, Inc. as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Albany Molecular Research, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Albany Molecular Research, Inc. acquired Prime European Therapeuticals S.p.A. (the Acquired Business) during 2016, and management excluded from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2016, the Acquired Business’ internal control over financial reporting associated with assets representing 27% of consolidated total assets and revenues representing 23% of consolidated total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2016. Our audit of internal control over financial reporting of Albany Molecular Research, Inc. also excluded an evaluation of the internal control over financial reporting of the Acquired Business.

/s/ KPMG LLP

Albany, New York

March 16, 2017

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2016, 2015 and 2014

(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Contract revenue	$560,430	$384,738	$250,704
Recurring royalties	10,020	17,618	25,867
Total revenue	570,450	402,356	276,571
Cost of contract revenue	437,649	295,527	209,193
Research and development	16,046	5,474	1,004
Selling, general and administrative	122,136	77,394	48,897
Impairment charges	3,126	3,770	7,835
Restructuring and other charges	10,252	5,988	3,582
Technology incentive award	—	554	1,621
Postretirement benefit plan settlement gain	—	—	(1,285)
Total costs and expenses	589,209	388,707	270,847
(Loss) income from operations	(18,759)	13,649	5,724
Interest expense, net	(39,923)	(19,338)	(10,957)
Other (expense) income, net	(1,277)	2,220	(235)
(Loss) before income tax expense (benefit)	(59,959)	(3,469)	(5,468)
Income tax expense (benefit)	10,212	(1,168)	(2,190)
Net loss	$(70,171)	$(2,301)	$(3,278)

Basic and diluted loss per share	$(1.83)	$(0.07)	$(0.10)

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.

Consolidated Statements of Comprehensive LOSS

Years Ended December 31, 2016, 2015 and 2014

(In thousands)

	Years Ended December 31,
	2016	2015	2014
Net loss	$(70,171)	$(2,301)	$(3,278)
Reclassification adjustment of foreign currency translation loss upon dissolution of a foreign subsidiary	–	–	734
Foreign currency translation loss	(21,848)	(4,760)	(1,657)
Net actuarial gain (loss) of pension and postretirement benefits	519	793	(2,234)
Total comprehensive loss	$(91,500)	$(6,268)	$(6,435)

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2016 and 2015

(In thousands, except for per share amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$52,000	$49,343
Restricted cash	236	2,966
Accounts receivable, net	144,795	110,427
Royalty income receivable	3,486	6,184
Inventory	167,111	89,231
Prepaid expenses and other current assets	22,109	16,159
Income taxes receivable	2,026	5,419
Property and equipment held for sale	1,148	516
Total current assets	392,911	280,245

Property and equipment, net	364,806	209,508
Notes hedges	51,003	76,393
Goodwill	231,256	169,471
Intangible assets and patents, net	165,174	120,204
Deferred income taxes	504	6,342
Other assets	3,994	3,404
Total assets	$1,209,648	$865,567
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$111,147	$60,890
Deferred revenue	13,370	14,718
Accrued compensation	11,063	7,319
Income taxes payable	2,826	—
Accrued pension benefits	680	578
Short-term borrowings	22,515	—
Current installments of long-term debt	13,917	15,591
Total current liabilities	175,518	99,096
Long-term liabilities:
Long-term debt, excluding current installments, net	604,476	373,692
Notes conversion derivative	51,003	76,393
Income taxes payable	3,769	2,956
Pension and postretirement benefits	18,615	6,909
Deferred income taxes	40,058	16,405
Other long-term liabilities	17,227	2,893
Total liabilities	910,666	578,344
Commitments and contingencies (Notes 11 and 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 2,000 shares, none issued or outstanding	—	—
Common stock, $0.01 par value, authorized 100,000 shares, 48,465 shares issued and outstanding at December 31, 2016 and 41,130 shares issued and outstanding at December 31, 2015	485	411
Additional paid-in capital	400,496	296,337
Retained earnings	7,160	77,331
Accumulated other comprehensive loss, net	(39,730)	(18,401)
	368,411	355,678
Less, treasury shares at cost, 5,573 shares at December 31, 2016 and 5,512 shares at December 31, 2015	(69,429)	(68,455)
Total stockholders’ equity	298,982	287,223
Total liabilities and stockholders’ equity	$1,209,648	$865,567

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2016, 2015 and 2014

(In thousands)

						Accumulated
		Common Stock		Additional		Other	Treasury Stock
	Preferred	Number of	Par	Paid-in	Retained	Comprehensive	Number of
	Stock	Shares	Value	Capital	Earnings	Loss, net	Shares	Amount	Total
Balances at January 1, 2014	$—	37,023	$370	$235,806	$82,910	$(11,277)	5,425	$(67,052)	$240,757
Net loss					(3,278)				(3,278)
Pension and other postretirement benefits:
Amortization of actuarial loss, net of taxes						398			398
Current year actuarial loss, net of taxes						(2,632)			(2,632)
Reclassification adjustment of foreign currency translation loss upon dissolution of a foreign subsidiary						734			(734)
Foreign currency translation loss						(1,657)			(1,657)
Excess tax benefit from share-based compensation				1,642					1,642
Share-based payment expense				4,122					4,122
Issuance of restricted stock		691	7	(7)					-
Forfeiture of unearned compensation - restricted stock		(72)	-	2					2
Issuance of common stock in connection with stock option plan and ESPP		456	4	2,309					(2,313)
Treasury repurchases							40	(579)	(579)
Balances at December 31, 2014	$—	38,098	$381	$243,874	$79,632	$(14,434)	5,465	$(67,631)	$241,822
Net loss					(2,301)				(2,301)
Pension and other postretirement benefits:
Amortization of actuarial loss, net of taxes						885			885
Current year actuarial loss, net of taxes						(92)			(92)
Foreign currency translation loss						(4,760)			(4,760)

Excess tax benefit from share-based compensation				2.108					2,108
Share-based payment expense				6,291					(6,291)
Issuance of restricted stock		471	5	64					64
Issuance of restricted stock due to acquisition		2,200	22	40,546					40,568
Forfeiture of unearned compensation - restricted stock		(144)	-	(1)					(1)
Issuance of common stock in connection with stock option plan and ESPP		505	3	3,455					3,458
Treasury repurchases
							47	(824)	(824)
Balances at December 31, 2015	$-	41,130	$411	$296,337	$77,331	$(18,401)	5,512	$(68,455)	$287,223
Net loss					(70,171)				(70,171)
Pension and other postretirement benefits:
Amortization of actuarial loss, net of taxes						859			859
Current year actuarial loss, net of taxes						(340)			(340)
Foreign currency translation loss						(21,848)			(21,848)

Share-based payment expense				8,425					8,425
Issuance of restricted stock		15	-
Issuance of restricted stock due to acquisition		7,188	72	93,493					93,565
Forfeiture of unearned compensation - restricted stock		(120)	-
Issuance of common stock in connection with stock option and incentive plan and ESPP		252	2	2,241					2,243
Treasury repurchases							61	(974)	(974)
Balances at December 31, 2016	$-	48,465	$485	$400,496	$7,160	$(39,730)	5,573	$(69,429)	$298,982

See Accompanying Notes to Consolidated Financial Statements.

ALBANY MOLECULAR RESEARCH, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

December 31, 2016, 2015 and 2014

(In thousands)

	Year ended December 31,
	2016	2015	2014
Operating Activities
Net loss	$(70,171)	$(2,301)	$(3,278)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	50,604	27,049	18,353
Deferred financing amortization	6,102	2,470	1,537
Accretion of discount on long-term debt	9,712	6,564	5,765
Provision for doubtful accounts	2,777	1,289	343
Deferred income tax	943	(2,915)	(2,101)
Impairment charges	3,126	3,770	7,835
Loss on disposal of property and equipment	151	118	166
Cumulative translation loss related to foreign subsidiary dissolution	—	—	734
Share-based compensation expense	8,425	6,291	4,122
Gain on settlement of post-retirement liability	—	—	(1,285)
Excess tax benefit of stock option exercises	—	(2,108)	(1,642)
Changes in operating assets and liabilities that provide (use) cash, net of impact of business combinations:
Accounts receivable	(10,787)	(9,353)	(12,664)
Royalty income receivable	2,649	(1,167)	2,462
Inventory	21,482	7,732	(7,967)
Prepaid expenses and other assets	(1,986)	(753)	(814)
Accounts payable, accrued compensation and accrued expenses	(384)	6,815	(4,866)
Income taxes receivable/payable	6,180	(4,918)	(5,842)
Deferred revenue and licensing fees	(3,961)	1,442	1,225
Pension and postretirement benefits	(24)	(99)	(215)
Other long-term liabilities	1,797	(298)	37
Net cash provided by operating activities	26,635	39,628	1,905
Investing Activities
Purchase of businesses, net of cash acquired	(142,016)	(199,580)	(145,752)
Purchases of property and equipment	(51,428)	(22,041)	(17,189)
Payments for patent applications and other costs	(441)	(126)	(398)
Proceeds from disposal of property and equipment	688	31	80
Net cash used in investing activities	(193,197)	(221,716)	(163,259)
Financing Activities
Issuance of short-term borrowings	50,344	—	—
Principal payments on short-term borrowings	(53,888)	—	—
Issuance of long-term debt	227,792	269,661	35,000
Principal payments on long-term debt	(48,961)	(81,864)	(5,063)
Deferred financing costs	(8,222)	(8,209)	(544)
Purchases of treasury stock	(974)	(824)	(579)
Changes in restricted cash	2,730	1,086	472
Excess of tax benefit of stock option exercises	—	2,108	1,642
Proceeds from exercise of options and Employee Stock Purchase Plan	2,024	3,458	2,313
Net cash provided by financing activities	170,845	185,416	33,241
Effect of exchange rate changes on cash flows	(1,626)	(980)	(820)
Increase (decrease) in cash and cash equivalents	2,657	2,348	(128,933)
Cash and cash equivalents at beginning of year	49,343	46,995	175,928
Cash and cash equivalents at end of year	$52,000	$49,343	$46,995
Supplemental disclosure of non-cash activities:
Actuarial gain (loss) on pension and other postretirement liability, net of tax	$519	$793	$(2,234)
Issuance of common stock for business acquisition	$93,565	$40,568	$—
Issuance of restricted stock	$9,796	$9,482	$8,660
Equipment purchase financed with a capital lease	$250	$—	$—
Non-cash forgiveness of arbitration reserve	$—	$—	$1,024
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$21,356	$11,574	$3,536
Income taxes	$8,258	$8,204	$5,928

See Accompanying Notes to the Consolidated Financial Statements

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(In thousands, except for per share amounts)

1.	Summary of Significant Accounting Policies

Nature of Business and Operations:

Albany Molecular Research, Inc. (the “Company”) is a leading global contract research and manufacturing organization providing customers fully integrated drug discovery, development, and manufacturing services. The Company supplies a broad range of services and technologies supporting the discovery and development of pharmaceutical products, the manufacture of fine chemicals and Active Pharmaceutical Ingredients (“API”), the development and manufacture of drug product (“DP”) for new and generic drugs, as well as research, development and manufacturing for the agrochemical and other industries. In addition, the Company offers analytical and testing services to the medical device and personal care industry. With locations in the United States, Europe, and Asia, the Company maintains geographic proximity to our customers and flexible cost models.

Basis of Presentation:

The consolidated financial statements include the accounts of Albany Molecular Research, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. When necessary, prior years’ consolidated financial statements have been reclassified to conform to the current year presentation. Assets and liabilities of non-U.S. operations are translated at period-end rates of foreign currency exchange, and the statements of operations are translated at the average rates of foreign currency exchange for the period. Gains or losses resulting from translating non-U.S. currency financial statements are recorded in the consolidated statements of comprehensive loss and in accumulated other comprehensive loss, net in the accompanying consolidated balance sheets.

Use of Management Estimates:

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in the accompanying consolidated financial statements include the assumptions regarding the Company’s accounting for business combinations and goodwill impairment assessment, valuation of inventory, intangible assets and long-lived assets, and the amount and realizability of deferred tax assets. Other significant estimates include assumptions utilized in determining actuarial obligations in conjunction with the Company’s pension and postretirement health plans, assumptions utilized in determining stock-based compensation, environmental remediation liabilities, as well as those utilized in determining the value of both the notes hedges and the notes conversion derivative and the assumptions related to the collectability of trade receivables. Actual results can vary from these estimates.

Contract Revenue Recognition:

The Company’s contract revenue consists primarily of amounts earned under contracts with third-party customers and reimbursed expenses under such contracts. Reimbursed expenses consist of chemicals and other project specific costs. The Company also seeks to include provisions in certain contracts that contain a combination of up-front licensing fees, milestone and royalty payments should the Company’s proprietary technology and expertise lead to the discovery of new products that become approved by the applicable regulatory agencies for commercial sale. Generally, the Company’s contracts may be terminated by the customer upon 30 days’ to two years’ prior notice, depending on the terms and/or size of the contract. The Company analyzes its agreements to determine whether the elements can be separated and accounted for individually or as a single unit of accounting in accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 605-25, “Revenue Arrangements with Multiple Deliverables,” and Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”. Allocation of revenue to individual elements that qualify for separate accounting is based on the separate selling prices determined for each component, and total contract consideration is then allocated based on relative fair value across the components of the arrangement. If separate selling prices are not available, the Company will use its best estimate of such selling prices, consistent with the overall pricing strategy and after consideration of relevant market factors.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

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

Recurring Royalty Revenues:

Recurring royalties historically related to royalties under a license agreement with Sanofi based on the worldwide net sales of fexofenadine HCl, marketed as Allegra in the Americas and Telfast elsewhere, as well as on sales of Sanofi’s authorized or licensed generics and sales by certain authorized sub-licensees. These royalty payments ceased in May 2015 due to the expiration of patents under the license agreement. The Company currently receives royalties in conjunction with a Development and Supply Agreement with Teva Pharmaceuticals (“Teva”) .These royalties are earned on net sales of generic products sold by Allergan. The Company records royalty revenue in the period in which the net sales of this product occur. Royalty payments from Allergan are due within 60 days after each calendar quarter and are determined based on sales of the qualifying products in that quarter. The Company also receives royalties on certain other products and revenue is generally estimated and recognized when the sales of product occur.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(In thousands, except for per share amounts)

Collaboration Arrangement Revenues:

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

The Company recognizes revenue for payments received for services performed under these arrangements as contract revenue in accordance with ASC 605, “Revenue Recognition.” Development stage payments are recognized using the milestone method when the contractual milestones are determined to be substantive and have been achieved. Certain contractual milestones are deemed to be achieved upon the occurrence of the contractual performance events. Other non-performance based milestones, including the filing of an Abbreviated New Drug Application (ANDA) and approval by the Food and Drug Administration (FDA), which are generally events that occur at the end of the development period, are recognized upon occurrence of the related event. Contractual milestones that are deemed not substantive are recognized using proportional performance over the remaining development period. Upfront, non-refundable payments are recognized over the term of the development period using the proportional performance recognition model. Revenue associated with payments received for contract manufacturing services are recognized upon delivery of the product to the Company’s collaborative partners. Revenue associated with payments received for profit sharing payments are recognized as recurring royalties revenue when earned based on the terms of the agreements.

Cash, Cash Equivalents and Restricted Cash:

Cash equivalents consist of money market accounts and overnight deposits. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash and cash equivalents are held at several financial institutions and at times may exceed insured limits.  The Company has placed these funds in high quality institutions in order to minimize risk relating to exceeding insured limits.

Restricted cash balances at December 31, 2016 and December 31, 2015 are required pursuant to the Company’s Singapore lease agreements. The additional restricted cash balance at December 31, 2015 was required as collateral for the letters of credit associated with the Company’s debt agreements.

Allowance for Doubtful Accounts:

The Company records an allowance for doubtful accounts for estimated trade receivable losses. Management reviews outstanding trade receivable balances on a regular basis in order to assess the collectability of these balances, and adjusts the allowance for doubtful accounts accordingly. The allowance and related accounts receivable are reduced when the account is deemed uncollectible.

Allowances for doubtful accounts were $3,730 and $1,096 as of December 31, 2016 and 2015, respectively.

Inventory:

Inventory consists primarily of commercially available fine chemicals used as raw materials, work-in-process and finished goods in the Company’s large-scale manufacturing plants. Manufacturing inventories are valued on a first-in, first-out (“FIFO”) or average cost basis. Inventories are stated at the lower of cost or market. The Company writes down inventories equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Any such write-down, which represents a new cost basis for the inventory, results in a charge to operations.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(In thousands, except for per share amounts)

Property and Equipment:

Property and equipment are initially recorded at cost or, if acquired as part of a business combination, at fair value. Expenditures for maintenance and repairs are expensed when incurred. When assets are sold, retired, or otherwise disposed of, the applicable costs and accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized. Spare parts purchased for in-service property and equipment are expensed as incurred.

Depreciation is determined using the straight-line method over the estimated useful lives of the individual assets. Accelerated methods of depreciation have been used for income tax purposes.

The Company provides for depreciation of property and equipment over the following estimated useful lives:

Machinery, laboratory equipment and fixtures	7-18 years
Office equipment	3-7 years
Computer equipment	3-5 years
Buildings	39 years

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

The carrying value of the equity investment at December 31, 2016 and 2015 was $956 and is included within “Other assets” on the accompanying consolidated balance sheets.

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(In thousands, except for per share amounts)

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

Goodwill:

The Company tests goodwill for impairment annually and whenever events or circumstances make it more likely than not that impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of a reporting unit. The goodwill is tested for impairment at the reporting unit level, which is at the operating segment or one level below (known as a component). If a component has similar economic characteristics, the components are aggregated and tested at the operating segment level. For purposes of testing goodwill, the Company’s reporting units have been defined as Active Pharmaceutical Ingredients (“API”), Drug Product (“DP”), Fine Chemicals (“FC”), Discovery & Development Services (“DD”) and Analytical Services (“AS”). Goodwill was tested at this level based on the manner in which the Company operates its businesses and goodwill is recoverable. The API, DP and FC operating segments have been determined to be reporting units because the products, processes, and customers are similar and resources are managed at the segment level. The Company’s Discovery and Development Services (DDS) operating segment consists of two reporting units, DD and AS.

The Company tests goodwill for impairment by either performing a qualitative evaluation or a two-step quantitative test. The qualitative evaluation is an assessment of factors, including reporting unit specific operating results as well as industry, market, and general economic conditions, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Depending on the factors specific to some or all of our reporting units, the Company may be required to perform a two-step quantitative test. A qualitative assessment was performed for the DD reporting unit given that the goodwill in this unit relates to the acquisition of Euticals in 2016. A quantitative assessment was performed for API, DP and AS. The Company concluded there were no impairments as of October 1, 2016, our annual impairment testing date. Additionally, the Company considered the qualitative factors for each component subsequent to the annual impairment testing date and through December 31, 2016, noting no indicators of potential impairment.

The valuations for API, DP and AS used in the quantitative goodwill assessment were based on the discounted cash flow method using projected financial information of the reporting unit. Consideration was also given to a market approach as a possible indication of value but not weighted. Key assumptions used in the discounted cash flow method include prospective financial information and the discount rate or weighted-average cost of capital (WACC). The prospective financial information includes Company-prepared five year projections, which are based on information available to management as of October 1, 2016 and, for API and DP, includes projected revenue on generic drug products in development and expected to be commercialized in the five year period. The long-term sales growth rate assumed for API, DP and AS was 3%. The WACC takes into consideration the capital structure of both the Company and peer groups for each of the businesses. In addition, the WACC includes a market equity and country specific risk premium. The country specific risk premium is based on a blended average of the geographies in which the business units operate. A discount rate was estimated and applied to each revenue stream, specifically contract revenue and royalties on long-term collaboration agreements for both API and DP. The discount rates for contract revenue were 11.5%, 10.0% and 9.5% for API, DP and AS, respectively. The discount rates for royalty revenue on long-term collaboration arrangements were 24.5% and 23.5% for API and DP, respectively, given the higher level of uncertainty surrounding these cash flows.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(In thousands, except for per share amounts)

The estimated fair value for the DP business compared to its carrying value was relatively close given that DP is primarily comprised of recent acquisitions. The estimated fair value of the DP business exceeded carrying value by approximately 13%. The future projections have included discounted cash flows for the Company’s current DP manufacturing and development business as well as separate projections of estimated royalties on the long-term collaboration agreements. The achievement of these royalties could be impacted by the complexity to develop the product, the number of competitors in the market, and the timing of the product launch. These risks have been contemplated in the Company’s projections. If the Company’s DP business is unable to achieve the future projections of the manufacturing and development business or the projections of estimated royalties on the long-term collaboration agreements, some or all of the goodwill allocated to DP may be impaired in future periods.

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(In thousands, except for per share amounts)

Environmental Matters:

Liabilities for future remediation costs are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Other than for assessments, the timing and magnitude of these accurals generally are based on the completion of investigations or other studies or a commitment to a formal plan of action. Environmental remediation liabilities are based on best estimates of probable undiscounted future costs using currently available technology and applying current regulations and contractual obligations.

Research and Development:

Research and Development (“R&D”) costs are charged to operations when incurred and are included in operating expenses.

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

A valuation allowance is provided for when it is determined that deferred tax assets are not recoverable. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers all available evidence (positive and negative) in support of its ability to utilize its deferred tax assets, including cumulative income or loss in recent years, taxable income in recent years against which future losses may be carried back, future reversals of existing temporary differences, forecasted future taxable income and tax planning strategies. A greater weight is placed on objectively verifiable evidence.

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(In thousands, except for per share amounts)

Stock-Based Compensation:

The Company records compensation expense associated with stock options and other equity based compensation by establishing fair value as the measurement objective in accounting for share-based payment transactions with employees and directors and recognizing expense on a straight-line basis over the applicable vesting period.

Earnings Per Share:

The Company computes net (loss) earnings per share by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share would reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company (such as stock options).

The following table provides basic and diluted loss per share calculations:

	Year Ended December 31, 2016			Year Ended December 31, 2015			Year Ended December 31, 2014
	Net Loss	Weighted Average Shares	Per Share Amount	Net Loss	Weighted Average Shares	Per Share Amount	Net Loss	Weighted Average Shares	Per Share Amount
Basic and diluted loss per share	$(70,171)	38,304	$(1.83)	$(2,301)	33,169	$(0.07)	$(3,278)	31,526	$(0.10)

The Company has excluded all outstanding stock options and non-vested restricted shares from the calculation of diluted earnings per share for the years ended December 31, 2016, 2015 and 2014 because the net losses cause these outstanding stock options and non-vested restricted shares to be anti-dilutive.

The weighted average number of anti-dilutive common equivalents outstanding was 12,022, 11,971 and 12,502 for the years ended December 31, 2016, 2015 and 2014, respectively, and were excluded from the calculation of diluted loss per share.

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

Transfers of Financial Assets:

The Company enters into arrangements with financial institutions to factor certain accounts receivable transactions. In these arrangements, the Company is obligated to collect the factored accounts receivable from the Company’s customers on behalf of the financial institutions and remit the collections to the financial institutions. The Company accounts for these transfers of financial assets as sales when it has surrendered control over the related assets and the Company can demonstrate that the transferred financial assets have been isolated from, and are beyond the reach of, the Company’s creditors. Whether control has been relinquished requires, among other things, an evaluation of relevant legal considerations and an assessment of the nature and extent of the Company’s continuing involvement with the assets transferred. Upon receipts of cash proceeds in connection with the transfer of financial assets accounted for as sales, the Company removes the related assets from the Company’s consolidated balance sheets and records the proceeds as “Cash and cash equivalents”. If gains and losses result from transfers reported as sales, such amounts are included in “Other (expense) income, net” in the accompanying consolidated statements of operations. If assets are obtained and liabilities incurred in connection with transfers reported as sales, such amounts are initially recognized in the consolidated balance sheets at fair value. Accounts receivable factored under these arrangements was $8,433 as of December 31, 2016. No gains or losses were recognized during 2016.

Cash proceeds received in connection with transfers of financial assets that do not qualify for sale accounting are reported as “Short-term borrowings” in the consolidated balance sheets. Accordingly, the related assets remain on the Company’s consolidated balance sheets and continue to be reported and accounted for as if the transfer had not occurred.

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(In thousands, except for per share amounts)

Recent Accounting Pronouncements:

Accounting Pronouncements Issued But Not Yet Adopted

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, “Simplifying the Test for Goodwill Impairment.” The standard simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. The ASU is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business.” The standard clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for certain transactions. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash.” The standard addresses the classification and presentation of restricted cash and restricted cash equivalents within the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory.” The standard requires the immediate recognition of tax effects for an intra-entity asset transfer other than inventory. The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is still evaluating the impact this standard will have on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” The standard addresses the classification of certain transactions within the statement of cash flows, including cash payments for debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, and distributions received from equity method investments. The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is still evaluating the impact this standard will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The standard reduces complexity in several aspects of the accounting for employee share-based compensation, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases.” The standard established the principles that lessees and lessors will apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of its pending adoption of this standard on its consolidated financial statements.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(In thousands, except for per share amounts)

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” This ASU simplifies the subsequent measurement of inventories by replacing the current lower of cost or market test with a lower of cost or net realizable value test. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods therein. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers: (Topic 606)." This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in ASC Topic 605, "Revenue Recognition," and most industry-specific guidance. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of ASC Topic 360, "Property, Plant, and Equipment," and intangible assets within the scope of ASC Topic 350, "Intangibles-Goodwill and Other") are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of ASU 2014-09. This ASU is now effective for calendar years beginning after December 15, 2017. Early adoption is not permitted. We have begun to evaluate the impacts of this new standard on our consolidated financial statements, information technology ("IT") systems, policies and business processes and controls. We have developed an implementation plan to adopt this new guidance including determining the method of adoption. As part of this plan, we are currently assessing the potential impact this standard will have on our consolidated financial statements and related disclosures. Based on our assessment procedures performed to date, we are currently unable to estimate the impact this standard will have on our consolidated financial statements; however, we anticipate that the adoption of the new standard may require us to make changes to our business processes and controls.

Accounting Pronouncements Recently Adopted

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The standard requires management to assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date and, as applicable, provide additional disclosures on management’s plan to alleviate the substantial doubt. The ASU is effective for fiscal years ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. During the fourth quarter of 2016, the Company adopted this standard, which had no impact on the Company’s consolidated financial statements and related disclosures.

In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period, be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company adopted this ASU during 2016, which did not have a material impact on its consolidated financial statements

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(In thousands, except for per share amounts)

2.	Business Acquisitions

2016 Acquisition

Euticals

On July 11, 2016, the Company purchased from Lauro Cinquantasette S.p.A. all of the capital stock of Prime European Therapeuticals S.p.A. (“Euticals”) (the “Euticals Acquisition”), a privately-held company headquartered in Lodi, Italy, specializing in custom synthesis and the manufacture of active pharmaceutical ingredients with a network of facilities located in Italy, Germany, the U.S. and France. The Euticals operations have been assigned to the API, DDS and FC segments based on the activities performed and markets served at each location.

The aggregate net purchase price was $277,067 (net of cash acquired of $20,784), which consisted of (i) the issuance of 7,051 unregistered shares of common stock subject to a six month lock-up provision, valued at $91,765 (net of lock-up provision discount of $9,633), (ii) the issuance of two unsecured promissory notes to Lauro Cinquantasette S.p.A. with a combined face value of €55,000, or $60,783, that were valued at $44,342 (net of an original issue discount of $16,441) (the “Euticals Seller Notes”), and (iii) $140,960 in cash, net of a final working capital adjustment of $2,309.

The following table summarizes the allocation of the aggregate purchase price to the estimated fair value of the net assets acquired:

July 11, 2016
Assets Acquired
Accounts receivable	$30,977
Prepaid expenses and other current assets	4,492
Inventory	103,895
Income taxes receivable	189
Property and equipment	159,924
Intangible assets	59,457
Goodwill	67,364
Other long term-assets	713
Total assets acquired	$427,011

Liabilities Assumed
Accounts payable and accrued expenses	$61,011
Short-term borrowings	27,362
Deferred revenue	3,399
Deferred income taxes	31,734
Pension benefits	13,201
Environmental liabilities	11,716
Other long-term liabilities	1,521
Total liabilities assumed	149,944
Net assets acquired	$277,067

The Company has attributed the goodwill of $67,364 to an expanded global footprint and additional market opportunities that the Euticals business offers within the API and DDS segments. The goodwill is not deductible for tax purposes. Intangible assets acquired consisted of customer relationships of $7,073, with an estimated life of 9 years, developed technology of $44,648, with an estimated life of 16 years, and manufacturing intellectual property and know-how of $7,736, with an estimated life of 18 years.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(In thousands, except for per share amounts)

In May 2016, the Company entered into a forward contract to hedge the foreign currency exposure related to the purchase price of the Euticals Acquistion. In this arrangement, the Company was obligated to purchase €150,000 at a fixed price on July 8, 2016. The forward contract did not qualify as a hedging instrument in accordance with ASC 815, “Derivatives and Hedging.” As a result, as of June 30, 2016, an unrealized loss of $6,401 was recorded in ‘Other (expense) income, net on the consolidated statements of operations. In connection with the closing of the Euticals Acquisition, the forward contract was settled on July 8, 2016, at which time the Company recognized an additional loss of approximately $90 related to this contract.

2015 Acquisitions

Whitehouse Laboratories

On December 15, 2015, the Company acquired all of the outstanding equity interests of Whitehouse Analytical Laboratories, LLC (“Whitehouse”), a leading provider of testing services that includes chemical and material analysis, method development and validation and quality control verification services to the pharmaceutical, medical device and personal care industries. Whitehouse offers a comprehensive array of testing solutions for life sciences from materials and excipients, container qualification and container closure integrity testing, routine analytical chemistry, drug delivery systems and device qualification programs, packaging, distribution, and stability and storage programs. The aggregate net purchase price was $55,986 (net of cash acquired of $377), which included the issuance of 137 shares of common stock, valued at $1,800, with the balance comprised of $53,924 in cash, plus a working capital adjustment of $262. Whitehouse has been assigned to the DDS segment.

During 2016, the purchase price was increased by $262 due to the finalization of the net working capital adjustment and was reduced to recognize the discount associated with the 137 unregistered shares issued in conjunction with the Whitehouse acquisition in the amount of $200. These adjustments resulted in a net increase of goodwill of $62. The Company has attributed the goodwill of $26,670 to additional market opportunities that the Whitehouse business offers within the DDS segment. The goodwill is deductible for tax purposes. Intangible assets acquired consisted of customer lists of $25,600, with an estimated life of 13 years and a tradename of $600, with an estimated life of 8 years.

Gadea

On July 16, 2015, the Company completed the purchase of Gadea Grupo Farmaceutico, S.L. (“Gadea”), a contract manufacturer of complex active pharmaceutical ingredients and finished drug product. Gadea operates within the Company's API and DP segments. The aggregate net purchase price was $127,572 (net of cash acquired of $10,961), which included the issuance of 2,200 shares of common stock, valued at $40,568, with the balance comprised of $97,965 in cash. The purchase price has been allocated based on the fair value of assets and liabilities acquired as of the acquisition date.

During 2016, the purchase price allocation was adjusted primarily due to the recognition of an environmental remediation liability of $1,542 and a corresponding indemnification receivable from the seller of $771. The purchase price allocation was also adjusted to reduce the estimated uncertain tax position liabilities associated with pre-acquisition tax years by $498 and to reduce the corresponding indemnification receivable from the seller by $293. These adjustments resulted in a net increase of goodwill of approximately $1,200.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

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

2014 Acquisitions

OsoBio

On July 1, 2014, the Company completed the purchase of all of the outstanding equity interests of Oso Biopharmaceuticals Manufacturing, LLC (OsoBio”), a contract manufacturer of highly complex injectable drug products located in Albuquerque, NM. The acquisition of OsoBio extends the Company’s industry leading expertise in developing and manufacturing highly complex injectable drug products and provides customers a single source to address all their sterile fill/finish needs – from discovery to phase 1 development to commercial supply. The aggregate purchase price was $109,194. OsoBio has been assigned to the DP segment. The goodwill of $44,879 is primarily attributed to the synergies expected to arise after the acquisition and is deductible for tax purposes. Intangible assets acquired consisted of customer relationships of $19,400 (with an estimated life of 20 years) and trademarks of $1,200 (with an estimated life of 5 years).

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(In thousands, except for per share amounts)

Cedarburg

On April 4, 2014, the Company completed a purchase of all of the outstanding shares of Cedarburg Pharmaceuitcals, Inc. (“Cedarburg), a contract developer and manufacturer of technically complex active pharmaceutical ingredients for both generic and branded customers, located in Grafton, WI. The transaction is consistent with the Company’s strategy to be the preeminent supplier of custom and complex drug development services and product to both the branded and generic pharmaceutical industry. The aggregate purchase price was $39,028. Cedarburg has been assigned to the API segment. The goodwill of $16,899 is primarily attributed to the synergies expected to arise after the acquisition and is not deductible for tax purposes. Intangible assets acquired consisted of customer relationships of $12,100 (with an estimated life of 20 years) and trademarks of $400 (with an estimated life of 5 years).

Proforma Information (Unaudited)

Revenue and operating loss for the Euticals Acquisition included in these consolidated financial statements were $131,298 and $(23,367), respectively.

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

The following table shows the unaudited pro forma statements of operations for the years ended December 31, 2016, 2015 and 2014, respectively, as if the Euticals Acquisition had occurred on January 1, 2015, the Whitehouse, Gadea, Glasgow and SSCI acquisitions had occurred on January 1, 2014, and the OsoBio and Cedarburg acquisitions had occurred on January 1, 2013. This pro forma information does not purport to represent what the Company’s actual results would have been if the acquisitions had occurred as of the date indicated or what such results would be for any future periods.

	Year ended December 31,
	2016	2015	2014
Total revenue	$686,272	$707,333	$429,966
Net loss	$(19,689)	$(48,112)	$(18,022)
Pro forma shares – basic and diluted	42,013	41,544	33,863
Loss per share:
Basic and diluted	$(0.47)	$(1.16)	$(0.53)

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(In thousands, except for per share amounts)

The following table shows the pro forma adjustments made to the weighted average shares outstanding for the periods noted:

	Year ended December 31,
	2016	2015	2014
Weighted average common shares outstanding – basic and diluted	38,304	33,169	31,526
Pro forma impact of acquisition consideration	3,709	8,375	2,337
Pro forma weighted average shares – basic and diluted	42,013	41,544	33,863

For the years ended December 31, 2016, 2015 and 2014, pre-tax net income was adjusted for acquisition related costs by reducing expenses by $21,227, $2,072 and by increasing expenses by $8,425, respectively.

For the years ended December 31, 2016, 2015 and 2014, pre-tax net income was adjusted for purchase accounting related depreciation and amortization by reducing expenses by $393, and increasing expenses by $21,840 and $8,848, respectively.

For the years ended December 31, 2016, 2015 and 2014 pre-tax net income was adjusted for purchase accounting related inventory costs by reducing expenses by $33,347, and increasing expense by $16,950, $16,991, respectively.

The Company partially funded the Euticals Acquisition utilizing the proceeds from a $230,000 term loan that was provided for in conjunction with the Third Restated Credit Agreement, entered into with Barclays Bank PLC, as administrative agent and collateral agent, and the lenders party thereto (the “Third Restated Credit Agreement”), which was completed on July 7, 2016, along with the issuance of the Euticals Seller Notes on July 11, 2016 (see Note 7). The Company did not have sufficient cash on hand to complete the acquisition as of January 1, 2015. For the purposes of presenting the pro forma statements of operations for the years ended December 31, 2016 and 2015, the Company has assumed that it entered into the Third Restated Credit Agreement and issued the Euticals Seller Notes on January 1, 2015 for an amount sufficient to fund the preliminary cash consideration to acquire Euticals as of that date. The pro forma statements of operations for the years ended December 31, 2016 and 2015 reflect the recognition of interest expense that would have been incurred had the Third Restated Credit Agreement and the Euticals Seller Notes been entered into on January 1, 2015. The Company has recorded $7,682 and $15,364 of pro forma interest expense on the Third Restated Credit Agreement and the Euticals Seller Notes for the purposes of presenting the pro forma statements of operations for the years ended December 31, 2016 and December 31, 2015, respectively.

A portion of Euticals’ debt was paid by the Company at the closing of the Euticals Acquisition. For the purposes of presenting the pro forma statements of operations for the years ended December 31, 2016 and 2015, the Company has reduced expenses by $3,245 and $6,491, respectively, assuming the debt and accrued interest were paid on January 1, 2015.

During the year ended December 31, 2016, the Company recognized foreign currency losses of $7,180 associated with the Euticals Acquisition. For the purposes of presenting the pro forma condensed combined statements of operations for the years ended December 31, 2016 and 2015, the Company has assumed that it would have recognized these losses during the year ended December 31, 2015, assuming a January 1, 2015 acquisition date.

During the year ended December 31, 2016, the Company initiated a plan of restructuring with respect to certain operations in the United States and Europe, in connection with its Euticals Acquisition. For the purposes of presenting the pro forma condensed combined statements of operations for the years ended December 31, 2016 and 2015, pre-tax net income was increased by $6,187, and reduced by $7,300, respectively, assuming that the Company would have initiated and completed the plan of restructuring during the year ended December 31, 2015 based upon a January 1, 2015 acquisition date.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(In thousands, except for per share amounts)

The Company partially funded the acquisition of Whitehouse utilizing the proceeds from a $30,000 revolving line of credit. For purposes of presenting the pro forma statements of operations for the years ended December 31, 2015 and 2014, the Company has assumed that it borrowed on the revolving line of credit on January 1, 2014 for an amount sufficient to fund the cash consideration to acquire Whitehouse as of that date. The pro forma statements of operations for the years ended December 31, 2015 and 2014 reflect the recognition of interest expense that would have been incurred on the revolving line of credit had it been entered into on January 1, 2014. The Company has recorded $1,458 and $1,521 of pro forma interest expense on the revolving line of credit for the purposes of presenting the pro forma statements of operations for the years ended December 31, 2015 and December 31, 2014, respectively.

The Company partially funded the acquisition of Gadea utilizing the proceeds from a $200,000 term loan that was provided for in conjunction with a $230,000 senior secured credit agreement (the “Credit Agreement”) with Barclays Bank PLC that was completed in July 2015 (see note 7). The Company did not have sufficient cash on hand to complete the acquisition as of January 1, 2014. For the purposes of presenting the pro forma statements of operations for the years ended December 31, 2015 and 2014, the Company has assumed that it entered into the Credit Agreement on January 1, 2014 for an amount sufficient to fund the preliminary cash consideration to acquire Gadea as of that date. The pro forma statements of operations for the years ended December 31, 2015 and 2014 reflect the recognition of interest expense that would have been incurred on the Credit Agreement had it been entered into on January 1, 2014. The Company has recorded $3,839 and $7,678 of pro forma interest expense on the Credit Agreement for the purposes of presenting the pro forma statements of operations for the years ended December 31, 2015 and December 31, 2014, respectively.

The Company funded the acquisitions of SSCI and Glasgow utilizing the proceeds from a $75,000 senior secured credit agreement that was in place at the dates of acquisition for SSCI and Glasgow. The Company did not have sufficient cash on hand to complete these acquisitions as of January 1, 2014. For the purposes of presenting the pro forma statement of operations for the year ended December 31, 2014, the Company has included the assumption of bridge financing as of January 1, 2014 to fund the acquisition of SSCI and Glasgow as of that date. The pro forma statements of operations for the year reflects the recognition of interest expense on the assumed bridge financing for the period January 1, 2014 to December 31, 2014, using the rate of interest that the Company paid on its senior secured credit facility during the period. For the year ended December 31, 2015, pre-tax net income was adjusted by $98 of pro forma interest expense on the senior secured facility to assume that the amount had been outstanding for the entire year. For the year ended December 31, 2014, pre-tax net income was adjusted by $1,584 of pro forma interest expense on the senior secured facility.

During the year ended December 31, 2016, the Company recognized income tax expense of $4,715 to establish a deferred tax liability associated with the original issue discount recorded in conjunction with the issuance of the Euticals Seller Notes. For the purposes of presenting the pro forma condensed combined statements of operations for the years ended December 31, 2016 and 2015, the Company has assumed that it would have been required to recognize this deferred tax liability on January 1, 2015, assuming a January 1, 2015 acquisition date. During the year ended December 31, 2016, the Company established a valuation allowance against its U.S. deferred tax assets.  For the purposes of presenting the pro forma condensed combined statements of operations for the years ended December 31, 2016 and 2015, the Company has assumed that it would have been required to establish a valuation allowance against the combined U.S. deferred tax assets of the Company and Euticals on January 1, 2015, assuming a January 1, 2015 acquisition date.  In addition, the pro forma adjustments to net income incorporate, at the applicable effective rates (including the effect of establishing a valuation allowance against the combined U.S. deferred tax assets of the Company and Euticals), the tax effects of the pro forma pre-tax adjustments noted above.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(In thousands, except for per share amounts)

3.	Restructuring

2016 Activities

In December 2016, management committed to a plan to close the Singapore site, transfer customer activities, and some employees, to other sites within the Company.  As part of the transition, Singapore operations will cease by the end of June 2017. This decision will impact approximately 53 employees in Singapore.  The Company recorded $469 in charges primarily associated with reduction in force and termination benefits during the year ended December 31, 2016 in connection with this action. In conjunction with the Company’s actions to cease operations at its Singapore facility, the Company also recorded property and equipment impairment charges of $899. These charges are included in the caption “Impairment charges” on the consolidated statement of operations.

In August 2016, the Company announced a restructuring plan in connection with the Euticals Acquisition. Under the restructuring plan, the Company reviewed its operations and initiated a reduction in workforce in the US and Europe and ceased operations in one location in Italy.  The Company recorded a total of $7,069 in charges for reduction in force and termination benefits during the year ended December 31, 2016.

During 2016, the Company recognized a change in estimate of $634, which reduced the restructuring liabilities related to the operations of Cedarburg. Other restructuring and other charges for various sites for the year ended December 31, 2016 was a total of $3,222.

2015 Activities

In April 2015, the Company announced a restructuring plan with respect to certain operations in the UK, within its API business segment. In connection with the restructuring plan, the Company ceased all operations at its Holywell, UK facility effective in the fourth quarter of 2015. The Company recorded $3,375 in charges for reduction in force and termination benefits related to the UK facility during the year ended December 31, 2015. In conjunction with the Company’s actions to cease operations at its Holywell, UK facility, the Company also recorded property and equipment impairment charges of $3,090 in the API segment during the year ended December 31, 2015. These charges are included under the caption “impairment charges” on the consolidated statement of operations. Also in 2015, the Company made resource changes at its Singapore site (within the DDS segment) to optimize the cost profile of the facility, which resulted in a restructuring charge of $1,323.

Restructuring and other charges for the year ended December 31, 2016 and 2015 were $10,252 and $5,988, respectively, consisting primarily of employee termination charges and costs associated with the Euticals Acquisition restructuring plan, costs associated with the closure and related transfer of continuing products from the Holywell, U.K. facility to the Company’s other manufacturing locations, and resource optimization and lease termination charges at the Company’s Singapore facility.

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(In thousands, except for per share amounts)

The following tables display the restructuring activity and liability balances for the years ended and as of December 31, 2016 and 2015:

	Balance at January 1, 2016	Charges/ (reversals)	Amounts Paid	Foreign Currency Translation & Other Adjustments (1)	Balance at December 31, 2016
Termination benefits and personnel realignment	$539	$7,069	$(3,003)	$(134)	$4,471
Lease termination and relocation charges	2,153	(39)	(2,028)	57	143
Other	-	3,222	(1,691)	(1,531)	-
Total	$2,692	$10,252	$(6,722)	$(1,608)	$4,614

(1)

Included in restructuring charges are a non-cash inventory charge of $420 related to the Company’s Varese facility and non-cash accelerated depreciation charges of $1,145 related to the Company’s Singapore facility. These charges are not liabilities at December 31st and as such, are reported as adjustments in the “Other” line above.

	Balance at January 1, 2015	Charges/ (reversals)	Amounts Paid	Foreign Currency Translation & Other Adjustments (1)	Balance at December 31, 2015
Termination benefits and personnel realignment	$226	$3,350	$(3,004)	$(33)	$539
Lease termination and relocation charges	3,280	1,275	(1,721)	(681)	2,153
Other	-	1,363	(1,228)	(135)	-
Total	$3,506	5,988	$(5,953)	$(849)	$2,692

(1)

Included in restructuring charges are non-cash accelerated depreciation charges of $577 related to the Company’s Singapore facility and $201 related to the Company’s Holywell, UK facility. These charges are not liabilities at December 31st and as such, are reported as adjustments in the “Other” line above.

Termination benefits and personnel realignment costs relate to severance packages, outplacement services, and career counseling for employees affected by the restructuring. Lease termination charges relate to estimated costs associated with exiting a facility, net of estimated sublease income.

Restructuring charges are included under the caption “Restructuring and other charges” in the consolidated statements of operations for the years ended December 31, 2016, 2015, and 2014 and the restructuring liabilities are included in “Accounts payable and accrued expenses” and “other long-term liabilities” on the consolidated balance sheets at December 31, 2016 and 2015.

The Company is currently marketing its Holywell, U.K. facility for sale. The facility is an asset of the API operating segment and is classified as held for sale with the long-lived assets segregated to a separate line on the consolidated balance sheets until they are sold. Depreciation expense on the facility has ceased. The carrying value of the facility is $1,148 at December 31, 2016.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(In thousands, except for per share amounts)

In conjunction with the Company’s actions to optimize its location footprint, the Company also recorded property and equipment impairment charges of $2,925, $3,705 and $5,392 during the years ended December 31, 2016, 2015, and 2014, respectively. The 2016 charges were in the API, DP and DDS segments, the 2015 charges were in the API and DDS segments and the 2014 charges were in the DDS segment. Included in the 2016 charges were the $1,669 impairment of fixed assets at the Rensselaer, NY location and the $899 impairment of fixed assets at our Singapore location. Included in the 2015 charges were the impairment of fixed assets at the UK facility and the write-down of the Syracuse, NY building. Included in the 2014 charges were $1,666 related to the Singapore facility, and $3,718 related to the impairment of the Syracuse facility as well as certain equipment located at that facility. These charges are included under the caption “Impairment charges” on the consolidated statement of operations for the years ended December 31, 2016, 2015 and 2014, respectively.

4.	Inventory

Inventory consisted of the following at December 31, 2016 and 2015:

	December 31,
	2016	2015 (a)
Raw materials	$59,987	$36,628
Work-in-process	74,599	37,574
Finished goods	32,525	15,029
Total inventory	$167,111	$89,231

(a)	Certain adjustments have been made to December 31, 2015 inventory classifications to conform to current year presentation.

5.	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2016	2015
Machinery, laboratory equipment and fixtures	$338,443	$228,737
Office equipment	55,477	39,864
Leasehold improvements	38,522	38,528
Buildings	113,998	75,092
Land	17,136	10,975
	563,576	393,196
Less accumulated depreciation and amortization	(237,903)	(209,942)
	325,673	183,254
Construction-in-progress	39,133	26,254
	$364,806	$209,508

Depreciation and amortization expense of property and equipment was approximately $41,127, $22,655 and $16,804 for the years ended December 31, 2016, 2015 and 2014, respectively.

As discussed in Note 3, the Company recorded property and equipment impairment charges of $2,925, $3,705 and $5,392 for the years ended December 31, 2016, 2015 and 2014, respectively. For 2016, impairment charges represent the impairment of fixed assets at Rensselaer and Singapore. For 2015, impairment charges represent the impairment of fixed assets at Holywell and the write-down of the Syracuse, NY building.

6.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 were as follows:

	DDS	API	DP	Total
Balance as of December 31, 2014	$-	$16,899	$44,879	$61,778
Goodwill acquired	45,987	29,668	32,984	108,639
Foreign currency translation	-	(385)	(561)	(946)
Balance as of December 31, 2015	45,987	46,182	77,302	169,471
Goodwill acquired	6,251	61,113	-	67,364
Measurement period adjustment	107	1,211	-	1,318
Foreign currency translation	(300)	(3,950)	(2,647)	(6,897)
Balance as of December 31, 2016	$52,045	$104,556	$74,655	$231,256

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(In thousands, except for per share amounts)

The components of intangible assets are as follows:

	Cost	Impairment	Accumulated Amortization	Foreign exchange translation	Net	Amortization Period
December 31, 2016
Intellectual Property and Know-How	$28,457	$(2,709)	$(4,639)	$(1,295)	$19,814	2-18 years
Customer Relationships	93,847	-	(10,522)	(1,748)	81,577	5-20 years
Product Portfolio	44,649	-	(1,253)	(2,105)	41,291	16 years
In-Process Research and Development	18,000	-	-	(804)	17,196	indefinite
Tradename	4,100	-	-	(183)	3,917	indefinite
Trademarks	2,272	-	(893)	-	1,379	5 years
Order Backlog	200	-	(204)	4	-	n/a
Total	$191,525	$(2,709)	$(17,511)	$(6,131)	$165,174

	Cost	Impairment	Accumulated Amortization	Foreign exchange translation	Net	Amortization Period
December 31, 2015
Intellectual Property and Know-How	$20,352	$(2,508)	$(3,004)	$(165)	$14,675	2-16 years
Customer Relationships	86,774	-	(4,303)	(408)	82,063	5-20 years
Tradename	4,100	-	-	(57)	4,043	indefinite
In-Process Research and Development	18,000	-	-	(250)	17,750	indefinite
Trademarks	2,200	-	(727)	-	1,473	5 years
Order Backlog	200	-	-	-	200	n/a
Total	$131,626	$(2,508)	$(8,034)	$(880)	$120,204

Amortization expense related to intangible assets for the years ended December 31, 2016, 2015 and 2014 was $9,477, $4,394 and $1,549, respectively. The weighted average amortization period is 12.41 years.

As a result of a semi-annual review of the Company’s proprietary drug development programs in 2014, it was concluded that the Company would no longer actively pursue partnering opportunities for all programs that we were not already partnered and would not continue to fund additional patent filing or required maintenance costs for these programs. Based on the aforementioned conclusions, the Company recorded intangible asset impairment charges in the DDS segment of $2,443 for the year ended December 31, 2014, which is included under the caption “Impairment charges” in the consolidated statements of operations.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(In thousands, except for per share amounts)

The following chart represents estimated future annual amortization expense related to intangible assets:

Year ending December 31,
2017	$8,681
2018	11,935
2019	11,934
2020	11,934
2021	11,934
Thereafter	87,643
Total	$144,061

7.	Debt

Short-Term Borrowings

In connection with the Euticals Acquisition, the Company assumed the short-term borrowing obligations of Euticals, consisting of multiple bank revolving lines of credit with a maximum borrowing capacity of €40,750 or $42,871 at December 31, 2016 (the “Euticals Revolving Credit Facilities”). The Euticals Revolving Credit Facilities support Euticals’ short-term working capital needs and are collateralized, in part, by certain Euticals’ trade receivables balances. The Euticals Revolving Credit Facilities are subject to variable interest rates and the average effective interest rate was 3.68% during the period July 12, 2016 to December 31, 2016.

As of December 31, 2016, the aggregate outstanding balance under the Euticals Revolving Credit Facilities was $22,515 and the related trade receivables collateral was $14,744.

Long-Term Debt

The following table summarizes long-term debt:

	December 31, 2016	December 31, 2015
Convertible senior notes, net of unamortized discount	$135,652	$128,917
Term loan, net of unamortized discount	423,698	198,343
Euticals Seller Notes, net of unamortized discount	43,947	–
Various borrowings with institutions, Gadea loans	25,784	39,655
Capital leases – equipment & other	1,263	111
Revolving credit facility	–	30,000
Industrial development authority bonds	–	2,080
	630,344	399,106
Less deferred financing fees	(11,951)	(9,823)
Less current portion	(13,917)	(15,591)
Total long-term debt	$604,476	$373,692

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(In thousands, except for per share amounts)

The aggregate maturities of long-term debt, exclusive of unamortized debt discount of $30,907 at December 31, 2016, are as follows:

2017	$13,917
2018	580,321
2019	25,083
2020	21,376
2021	19,890
Thereafter	663
Total	$661,250

Term Loans

In connection with the Euticals Acquisition, on July 7, 2016, the Company entered into the Third Amended and Restated Agreement (the “Third Restated Credit Agreement”), which (i) provided incremental senior secured first lien term loans in an aggregate principal amount of $230,000 (the “Incremental Term Loans”) which increased the aggregate principal amount of senior secured first lien term loans under the prior credit agreement to $428,500 and (ii) increased the first lien revolving credit facility commitments by $5,000 to $35,000. The Company used the proceeds of the Incremental Term Loans primarily to: (i) pay a portion of the cash consideration for the Euticals Acquisition; (ii) pay various fees and expenses incurred in connection with the Euticals Acquisition and related financing activities; and (iii) repay the $30,000 outstanding under the first lien revolving credit facility.

The Third Restated Credit Agreement requires that we make quarterly repayments of $600 toward the Incremental Term Loans principal beginning on September 30, 2016, with all remaining unpaid principal amounts of the Incremental Term Loans maturing and payable on July 16, 2021. The revolving credit facility commitments under the Third Restated Credit Agreement terminate and all amounts then outstanding thereunder are payable on July 16, 2020, subject, in each case, to earlier acceleration (i) to six months prior to the scheduled maturity date of our 2.25% Cash Convertible Senior Notes issued on December 4, 2013 (the “Notes”) if on such date, both (x) more than $25,000 of the Notes shall remain outstanding and (y) the ratio of the secured debt of the Company and its subsidiaries to the EBITDA of the Company and its subsidiaries exceeds 1.50:1.00 and (ii) to April 7, 2019, April 7, 2020 or April 7, 2021, respectively, in each case to the extent that at any such date we have not (x) prepaid or otherwise satisfied the amortization or final maturity payment amounts to next come due under each Euticals Seller Note (as defined below) then outstanding or (y) refinanced such amortization or final maturity payment amount to next come due under each Euticals Seller Note then outstanding in a manner permitted by the Third Restated Credit Agreement.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(In thousands, except for per share amounts)

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

The face value of the term loans reconcile to the net carrying amount as follows:

	December 31, 2016	December 31, 2015
Principal amount – term loan	$426,341	$200,000

Unamortized debt discount	(2,643)	(1,657)

Net carrying amount of term loan	$423,698	$198,343

For the years ended December 31, 2016, 2015 and 2014, the Company recognized $1,222, $343 and $0, respectively, of amortization of the debt discount as interest expense based upon the effective rate of approximately 6.2%.

Euticals Seller Notes

As indicated in Note 2, in connection with the Euticals Acquisition, on July 11, 2016, the Company issued two notes to Lauro Cinquantasette S.p.A. with a combined face value of €55,000, that were valued at $44,342 (net of original issue discount of $16,441). The Euticals Seller Notes are unsecured promissory notes, guaranteed by the Company, and are subject to customary representations and warranties and events of default with repayment to be made in three equal annual installments made on the third, fourth and fifth anniversaries of the Euticals Acquisition closing date. The repayment is subject to certain set off rights of the Company relating to the seller’s indemnification obligations. The Euticals Seller Notes are subject to an interest rate equal to 0.25% per annum, which is due and payable in cash on the first day of January, April, July and October during each calendar year. The Euticals Seller Notes were recognized net of an original issue discount of $16,441. For the year ended December 31, 2016, the Company recorded $1,755 of amortization of the debt discount as interest expense based upon an effective rate of 8.32%.

As of December 31, 2016, the face value of the Euticals Seller Notes reconcile to the net carrying amount as follows:

Principal amount	$57,862

Unamortized debt discount	(13,915)

Net carrying amount of notes	$43,947

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(In thousands, except for per share amounts)

Convertible Senior Notes

On December 4, 2013, the Company completed the private offering of $150,000 aggregate principal amount of the Notes.  The Notes mature on November 15, 2018, unless earlier repurchased or converted into cash in accordance with their terms prior to such date, and interest is paid in arrears semiannually on each of May 15 and November 15 at an annual rate of 2.25% beginning on May 15, 2014. The Notes were offered and sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

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

The cash conversion feature of the Notes (“Notes Conversion Derivative”) requires bifurcation from the Notes in accordance with ASC 815, “Derivatives and Hedging,” and is accounted for as a derivative liability. The fair value of the Notes Conversion Derivative at the time of issuance of the Notes was $33,600 and was recorded as original debt discount for purposes of accounting for the debt component of the Notes. This discount is amortized as interest expense using the effective interest method over the term of the Notes. For the years ended December 31, 2016, 2015 and 2014, the Company recorded $6,735, $6,221 and $5,765, respectively, of amortization of the debt discount as interest expense based upon an effective rate of 7.69%.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(In thousands, except for per share amounts)

The fair value of the Notes reconcile to the net carrying amount as follows:

	December 31, 2016	December 31, 2015
Principal amount	$150,000	$150,000

Unamortized debt discount	(14,348)	(21,083)

Net carrying amount of Notes	$135,652	$128,917

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

Neither the Notes Conversion Derivative nor the Notes Hedges qualify for hedge accounting, thus any changes in the fair market value of the derivatives is recognized immediately in the statement of operations. As of December 31, 2016 and December 31, 2015, the changes in fair market value of the Notes Conversion Derivative and the Notes Hedges were equal; therefore there was no change in fair market value that was recognized in the statement of operations.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(In thousands, except for per share amounts)

The following table summarizes the fair value and the presentation in the consolidated balance sheet:

	December 31, 2016	December 31, 2015
Notes hedges asset	$51,003	$76,393

Notes conversion derivative liability	$(51,003)	$(76,393)

IDA Bonds

In May 2016, the sale of the Company’s Syracuse, N.Y. facility, within the DDS operating segment, was completed for $675. Commensurate with the sale of the facility, the industrial development authority (“IDA”) bonds associated with the facility were repaid in full, with a final payment of $1,760.

8.	Income Taxes

The components of (loss) income before taxes and income tax expense (benefit) are as follows:

	Year Ended December 31,
	2016	2015	2014
(Loss) income before taxes:
U.S.	$(63,452)	$(9,589)	$(5,598)
Non-U.S	3,493	6,120	130
	$(59,959)	$(3,469)	$(5,468)
Income tax expense (benefit):
Current:
Federal	$1,273	$(2,213)	$(280)
State	34	159	─
Non-U.S	7,962	3,799	191
	9,269	1,745	(89)
Deferred:
Federal	10,515	(1,112)	(1,552)
State	61	(3)	(13)
Non-U.S	(9,633)	(1,798)	(536)
	943	(2,913)	(2,101)
	$10,212	$(1,168)	$(2,190)

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(In thousands, except for per share amounts)

The differences between income tax expense (benefit) and income taxes computed using a federal statutory rate of 35% for the years ended December 31, 2016, 2015 and 2014, were as follows:

	Year Ended December 31
	2016	2015	2014
U.S. Federal income tax benefit at statutory rate	$(20,986)	$(1,214))	$(1,914)
Increase (reduction) in taxes resulting from:
State taxes, net of federal benefit and valued credits	22	11,207	(220)
Rate differential on non-U.S. operations	101	(930)	(1,108)
Change in valuation allowance	24,486	(9,948)	(508)
Research and development credits	(1,157)	(500)	—
Employee Stock Purchase Plan	199	152	105
Original issue discount deferred tax impact – Italy	4,008	—	—
Non-deductible business acquisition costs	2,192	471	195
(Reduction) increase in uncertain tax position reserves	(600)	293	(180)
Enhanced capital allowance - Singapore	—	(330)	—
Write-off of deferred tax asset - Hungary	—	—	3,206
Other, net	1,947	(369)	(1,766)
	$10,212	$(1,168)	$(2,190

The tax effects of temporary differences giving rise to significant portions of the deferred tax assets and liabilities are as follows:

	December 31,
	2016	2015
Deferred tax assets:
Non-deductible accrued expenses	$4,213	$548
Library amortization and impairment charges	1,469	1,582
Inventories	6,358	1,867
Investment write-downs and losses	-	867
Share-based compensation	3,684	2,483
Goodwill and intangibles	1,978	3,445
Arbitration reserve	158	-
Restructuring	9	3,778
Pension	3,487	3,191
Net operating loss carry-forwards	33,480	15,594
Federal tax credit carry-forward	608	114
	55,444	33,469
Less: valuation allowance	(33,249)	(10,947)

Deferred tax assets, net	22,195	22,522

Deferred tax liabilities:
Property and equipment depreciation differences	(24,601)	(11,148)
Prepaid real estate taxes	(225)	(267)
Goodwill and intangibles	(35,698)	(20,186))
Other, net	(1,225)	(984))
Net deferred tax liability	$(39,554)	$(10,063)

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(In thousands, except for per share amounts)

The Company has tax-effected foreign net operating loss carry-forwards (“NOLs”) of $4,610, which begin to expire beginning in 2017, and tax-effected foreign NOLs of $6,784, which do not expire.  The Company has tax-effected U.S. Federal NOL’s carryforwards of $21,591 that begin to expire in 2025. The Company has U.S. Federal research tax credit carryforwards of $114 which will begin to expire in 2035.

Based on the weighting of available evidence, including a recent history of cumulative losses, the scheduled reversal of deferred tax liabilities, projected future taxable income and carry back opportunities, the Company determined during 2016 that a full valuation allowance against its U.S. deferred tax assets is required, as it does not expect these assets to be realized. The acquired U.S. subsidiary of Euticals, Euticals Inc., also has a history of losses. Therefore, the acquisition of Euticals did not affect the Company’s overall conclusion that a full valuation allowance is required in the U.S. jurisdiction.

As of December 31, 2016, a valuation allowance is included in deferred tax assets above as follows:

	December 31,
	2016	2015
U.S.	$23,374	$945
Non-U.S.	9,875	10,002
Total valuation allowance	$33,249	$10,947

All remaining net deferred tax assets are more likely than not to be realized, and therefore no valuation allowance is required in any other jurisdictions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2016	2015
Balance at January 1	$2,605	$495
Increases related to tax positions	205	256
Decreases related to tax positions	(1,755)	(65)
Increases for acquired uncertain tax positions	2,574	1,919
Balance at December 31	$3,629	$2,605

As of December 31, 2016, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was $3,629. The 2016 balance is primarily related to uncertain tax positions at the Company’s acquired entities. The statute of limitation on positions related to the non-U.S. acquired entities will begin to expire in 2017 through 2027. As of December 31, 2015, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was $2,605. The Company classifies interest and, if applicable, penalties for any unrecognized tax benefits as a component of income tax expense. As of December 31, 2016 and December 31, 2015, the Company had accumulated interest and penalties of $366 and $351, respectively.

The Company files U.S. income tax returns, as well as multiple state and non-U.S. jurisdiction tax returns. As of December 31, 2016, tax years 2013 to 2016 are subject to examination by US Federal tax authorities and the years 2010 to 2016 are open for examination by certain state tax authorities. The Company is open to examination by certain non–U.S. tax authorities for years 2006 to 2016.

The Company has not provided for U.S. income taxes on undistributed earnings of its non-U.S. subsidiaries totaling approximately $54,878 because management considers such earnings to be reinvested indefinitely outside of the U.S. If the earnings are distributed in the future, the Company may be subject to both foreign withholding taxes and U.S. income taxes that may not be fully offset by foreign tax credits, however calculations of the potential tax liability are not practicable as of December 31, 2016.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(In thousands, except for per share amounts)

9.	Share-based Compensation

During the years ended December 31, 2016, 2015 and 2014, the Company recognized total share-based compensation cost of $8,425, $6,291, and $4,122, respectively, and received cash from stock option exercises and employee stock purchase plan purchases in the amount of $2,026, $3,458, and $2,313, respectively.

The following are the shares of common stock reserved for issuance at December 31, 2016:

Number of Shares
Stock Option Plans	2,692
Employee Stock Purchase Plan	464
Shares reserved for issuance	3,156

Employee Stock Purchase Plan

The Company’s 1998 Employee Stock Purchase Plan (the “Purchase Plan”) was adopted during August 1998 and amended, most recently in June 2015. Up to 1,600 shares of common stock may be issued under the Purchase Plan, which is administered by the Compensation Committee of the Board of Directors. The Purchase Plan establishes two stock offering periods per calendar year, the first beginning on January 1 and ending on June 30, and the second beginning on July 1 and ending December 31. All U.S. employees, and certain non-US employees who work more than twenty hours per week are eligible for participation in the Purchase Plan. Employees who are deemed to own greater than 5% of the combined voting power of all classes of stock of the Company are not eligible for participation in the Purchase Plan.

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

The 15% discount and the look-back feature are considered compensatory items for which expense must be recognized. The Company values Purchase Plan shares as a combination position consisting of consisting of the purchase discount (15% of a share of non-vested stock) and the fair value of the look-back feature, which consists of a six-month call option on ..85 of a share of stock and a six-month put option on .15 of a share of stock. The value of the non-vested stock is estimated based on the fair market value of the Company’s common stock at the beginning of the offering period. The value of the stock options are calculated using the Black-Scholes valuation model using historical expected volatility percentages, a risk free interest rate equal to the six-month U.S. Treasury rate at the beginning of the offering period, and an expected life of six months. The resulting per-share value is multiplied by the shares estimated to be purchased during the offering period based on historical experience to arrive at a total estimated compensation cost for the offering period. The estimated compensation cost is recognized on a straight-line basis over the offering period.

During the years ended December 31, 2016, 2015 and 2014, 100, 73 and 75 shares, respectively, were issued under the Purchase Plan.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(In thousands, except for per share amounts)

Stock Option Plan

The Company has adopted the 2008 Stock Option and Incentive Plan, as amended (the “2008 Option Plan”), through which incentive stock options or non-qualified stock options, as well as other equity instruments such as restricted shares and restricted stock units, may be issued. In addition, certain stock options are outstanding which were issued under stock option plans that have subsequently expired. Incentive stock options granted to employees may not be granted at prices less than 100% of the fair market value of the Company’s common stock at the date of option grant. Non-qualified stock options may be granted to employees, directors, advisors, consultants and other key persons of the Company at prices established at the date of grant, and may be less than the fair market value at the date of grant. All stock options may be exercised at any time, after vesting, over a ten-year period subsequent to the date of grant. The Company has a variety of vesting schedules for the stock options that have been granted to employees and non-employee directors. The Company has elected to record the compensation expense associated with these options on a straight-line basis over the vesting term. Non-qualified stock option vesting terms are established at the date of grant, but have a duration of not more than ten years.

The per share weighted-average fair value of stock options granted is determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2016	2015	2014
Expected life in years	5	5	5
Interest rate	1.27%	1.59%	1.52%
Volatility	42%	42%	53%
Dividend yield	—	—	—

Following is a summary of the status of stock option activity during 2016, 2015 and 2014:

			Weighted Average
		Weighted	Remaining	Aggregate
	Number of	Exercise	Contractual Term	Intrinsic
	Shares	Price	(Years)	Value

Outstanding, January 1, 2014	2,046	$5.62
Granted	327	10.37
Exercised	(380)	4.34
Forfeited	(98)	6.67
Expired	(91)	11.73
Outstanding, December 31, 2014	1,804	$6.18
Granted	266	16.93
Exercised	(428)	5.74
Forfeited	(202)	6.85
Expired	(1)	10.11
Outstanding, December 31, 2015	1,439	$8.20
Granted	295	15.77
Exercised	(125)	5.57
Forfeited	(31)	2.93
Expired	-	-
Outstanding, December 31, 2016	1,578	$9.93	6.4	$13,935
Options exercisable, December 31, 2016	962	$7.30	5.3	$11,431

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(In thousands, except for per share amounts)

The weighted average fair value per share of stock options granted during the years ended December 31, 2016, 2015 and 2014 was $5.98, $6.51 and $4.85, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 was $1,148, $5,555 and $4,262, respectively. The excess tax benefit for tax deductions from stock option exercises was $0, $2,108 and $1,642 during the years ended December 31, 2016, 2015 and 2014.

As of December 31, 2016, there was $2,086 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.6 years. The total fair value of shares vested during the years ended December 31, 2016, 2015 and 2014 was approximately $1,156, $940 and $783, respectively. Of the 1,578 stock options outstanding, we currently expect all options to vest.

Restricted Stock

The Company also issues restricted shares of common stock of the Company under the 2008 Option Plan. The shares are issued as restricted stock and are held in the custody of the Company until all vesting restrictions are satisfied. The vesting of restricted stock is either time-based or performance-based. The time-based restricted stock granted to certain employees generally vests 25% per year over four years. The performance-based restricted stock will vest if the Company achieves certain goals in respect to the Company’s share price compared to the Russell 2000 Stock Index over the applicable performance period. If the vesting terms under which the award was granted are not satisfied, the shares are forfeited. Restricted stock is valued based on the fair value of the shares on the grant date, and is amortized to expense on a straight-line basis over the applicable vesting period. The Company reduces the straight-line compensation expense by using an actual forfeiture rate to account for the impact of shares of restricted stock that are expected to be forfeited before becoming fully vested.

Following is a summary of the restricted stock activity during 2016, 2015 and 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2014	509	$6.28
Granted	691	13.02
Vested	(205)	5.74
Forfeited	(72)	8.63
Outstanding, December 31, 2014	923	$11.26
Granted	470	16.95
Vested	(229)	10.67
Forfeited	(144)	10.65
Outstanding, December 31, 2015	1,020	$13.71
Granted	604	14.88
Vested	(227)	14.53
Forfeited	(143)	14.72
Outstanding, December 31, 2016	1,254	$14.01

During the years ended December 31, 2016 and 2015, a total of 143 and 144 shares, respectively, with an unrecognized compensation expense of $2,103 and $1,535, respectively, were forfeited. The amount amortized to expense during years ended December 31, 2016, 2015 and 2014, net of the impact of forfeitures, was approximately $5,593, $4,000 and $2,558, respectively. As of December 31, 2016, there was $10,838 of total unrecognized compensation cost related to non-vested restricted shares. That cost is expected to be recognized over a weighted-average period of 2.5 years. Of the 1,254 shares outstanding, 312 shares of restricted stock outstanding have market-based vesting provisions and as such, the grant date fair value assumptions for these shares contain a vesting probability factor to reflect the Company’s expectation that not all shares will vest. Of the remaining 937 outstanding shares, the Company currently expects all shares to vest.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(In thousands, except for per share amounts)

10.	Employee Benefit Plans

Defined Contribution Plans

The Company maintains a savings and profit sharing plan under section 401(k) of the Internal Revenue Code covering all eligible U.S. non-union employees. Employees must complete one calendar month of service and be over 20.5 years of age as of the plan’s entry dates. Participants may contribute up to 100% of their compensation, subject to IRS limitations. The Company currently makes matching contributions equal to 100% of the participant’s contributions to the Plan for each payroll period up to the first 4% of the participant’s eligible compensation as defined by the Plan (“Plan Compensation”). The Company then matches 50% on the next 2% of Plan Compensation, to a maximum company match of 5%. In addition, the Company made no discretionary profit sharing contributions. Employer matching contributions are fully (100%) vested after completion of two years of service. Employer matching contributions were approximately $3,778, $3,326 and $1,821 for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company also sponsors a savings and profit sharing plan under section 401(k) of the Internal Revenue Code covering U.S. based union employees. Employees must complete one calendar month of service and there is no age requirement as of the plan’s entry dates. Participants may contribute up to 100% of their regular wages, subject to IRS limitations, and the Company matches 50% of each dollar contributed by the employee up to 10% of their wages. In addition, the Company has reserved the right to make discretionary profit sharing contributions to employee accounts. The Company has made no discretionary profit sharing contributions. Employer matching contributions were $145, $145 and $131 for the years ended December 31, 2016, 2015 and 2014, respectively.

U.S. Defined Benefit and Postretirement Welfare Plan

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

Non-U.S. Defined Benefit and Post-Employment Plans

The Company maintains a non-contributory defined benefit plan for employees in Italy. Pursuant to Article 2120 of the Italian Civil Code, a defined benefit plan is maintained by each company operating in Italy (Trattamento di Fine Rapporto – “TFR”), to which all employees are eligible regardless of their status and which provides for a lump sum to be paid to each employee upon termination of the employment contract. For each year of service, the severance pay liability is based on total annual compensation divided by 13.5. Although the benefit is paid in full by the employer, part (0.5% of pay) of the annual accrual is paid to Instituto Nazionale Previdenza Sociale (“INPS”), which is the main Italian public pension system, by the employer, and is subtracted from the severance pay liability for the contribution reference period. As of December 31st of every year, the severance pay liability as of December 31st of the preceding year is revalued by a legally stipulated index as follows: 1.5% plus 75% of the increase over the last 12 months in the consumer price index for families of blue-collar workers and employees, as determined by the Italian Statistical Institute (“ISTAT”).

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(In thousands, except for per share amounts)

The Company maintains a non-contributory defined benefit plan for employees in France, consisting of both retirement benefits and a long-term service award benefits. As required by French law, the retirement benefits must be paid by the employer upon the employee retiring. The benefit liability to be paid upon retirement is defined by the collective bargaining agreement of the Chemical Industry, which is calculated utilizing a salary multiple based on the respective employee’s years of service. The pensionable salary utilized in the calculation of the liability is the average monthly salary of the employee over the last 12 months prior to the retirement date. The Company also provides long service awards to employees in France, which are payable based on every ten years of service to the Company.

The Company maintains a non-contributory defined benefit plan for employees in Germany, which is eligible to all employees who have attained the age of 35 and 10 years of service or attained the age of 30 and 5 years of service. Under the provisions of the plan, the Company pays a notional monthly contribution based on a set formula that considers employee pensionable salary and the German Social Security Contribution Ceiling. The pensionable salary utilized in the calculation of the liability is the employee’s gross monthly salary (for salaried employees) and the employee’s gross basic wage multiplied by the number of hours worked during that month (for non-salaried employees).

Benefit Plan Obligations

The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of the plans’ assets during the years ended December 31, 2016 and 2015, and a reconciliation of the funded status to the net amount recognized in the consolidated balance sheets as of December 31 (the plans’ measurement dates) of both years:

	2016			2015
	US Plan	Non-US Plan	Total	US Plan
Change in benefit obligation:
Benefit obligation at January 1	25,702		25,702	28,295
Benefit obligations acquired (a)		13,124	13,124
Service cost		190	190	-
Interest cost	972	124	1,096	955
Actuarial loss (gain)	11	(107)	(96)	(1,908)
Benefits paid	(1,656)	(411)	(2,067)	(1,640)
Foreign exchange translation	0	(641)	(641)	0
Benefit obligation at December 31	25,029	12,279	37,308	25,702
Change in plan assets:
Fair value of plan assets at January 1	18,265	-	18,265	19,540
Actual return on plan assets	1,185	-	1,185	(272)
Employer contributions	412	-	412	637
Benefits paid	(1,656)	-	(1,656)	(1,640)
Fair value of plan assets at December 31	18,206	-	18,206	18,265
Funded status	(6,823)	(12,279)	(19,102)	(7,437)

(a)	The Company’s non-U.S. plans were assumed with the Euticals Acquisition on July 11, 2016.

The Company included $519 and $793 in other comprehensive loss for the years ended December 31, 2016 and 2015, respectively, which represent the respective net fluctuations in the unrecognized actuarial gains and losses.

At December 31, 2016 and 2015, the accumulated benefit obligation (the actuarial present value of benefits, vested and non-vested, earned by employees based on current and past compensation levels) for the Company’s benefit plans totaled $37,308 and $25,702, respectively.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(In thousands, except for per share amounts)

Net Periodic Benefit Cost

The following table provides the components of net periodic benefit cost (income) for the years ended December 31:

	2016			2015	2014
	US Plans	Non-US Plans	Total	US Plans	US Plans
Service cost	$-	$179	$179	$-	$-
Interest cost	972	124	1,096	955	1,018
Expected return on plan assets	(1,264)	-	(1,264)	(1,302)	(1,254)
Amortization of net loss (gain)	719	140	859	885	613
Net periodic benefit cost	427	443	870	538	377
Recognized in Accumulated Other Comprehensive Loss (AOCL) (pre-tax):
Net actuarial loss	8,489	(107)	8,382	9,119	10,337
Total recognized in AOCL (pre-tax)	8,489	(107)	8,382	9,119	10,337
Total recognized in consolidated statements of operations and AOCL	$8,916	$336	$9,252	$9,657	$10,714

Assumptions Utilized

The following assumptions were used to determine the periodic pension cost for the defined benefit pension plans for the year ended December 31:

	2016				2015	2014
	US	Germany	Italy	France	US	US
Discount rate	3.75%	1.30%	1.50%	1.40%	3.90%	3.50%
Expected return on plan assets	7.25%	-	-	-	7.50%	7.30%
Rate of compensation increase	N/A	2.50%	2.63%	2.50%	N/A	N/A

For the U.S. plan, the discount rates utilized for determining the Company’s pension obligation and net periodic benefit cost were selected using high-quality long-term corporate bond indices as of the plan’s measurement date. The rate selected as a result of this process was substantiated by comparing it to the composite discount rate that produced a liability equal to the plan’s expected benefit payment stream discounted using the Citigroup Pension Discount Curve (“CPDC”). The CPDC was designed to provide a means for plan sponsors to value the liabilities of their postretirement benefit plans. The CPDC is a yield curve of hypothetical double-A zero coupon bonds with maturities up to 30 years. This curve includes adjustments to eliminate the call features of corporate bonds. As a result of this modeling process, the discount rate was 3.75% at December 31, 2016 and 3.9% at December 31, 2015.

For the Italy plan, the discount rate utilized for determining the Company’s pension obligation and net periodic benefit cost was selected using high-quality long-term corporate bond indices as of the plan’s measurement date. The rate utilized reflects an estimate of the timing and amounts of future payments of the benefits to the employees. The rate selected as a result of this process is the iBoxx Corporate Eurozone AA 10+ index, which is a composite index calculated every day, made of a portfolio of corporate bonds issued by companies rated AA with average duration higher than 10 years. As a result of this modeling process, the discount rate was 1.50% at December 31, 2016.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(In thousands, except for per share amounts)

For the France plan, the discount rate utilized for determining the Company’s pension obligation and net periodic benefit cost was selected using high-quality long-term corporate bond indices as of the plan’s measurement date. The rate utilized was based on the yields of AA EuroZone Corporate Bonds +10 years. As a result of this modeling process, the discount rate was 1.40% at December 31, 2016.

For the Germany plan, the discount rate utilized for determining the Company’s pension obligation and net periodic benefit cost was based on the zero coupon yield curve derived from AA (including AA+, AA- or equivalent) EuroZone Corporate Bonds. As a result of this modeling process, the discount rate was 1.30% at December 31, 2016.

U.S. Benefit Plan Assets

The Company’s pension plan weighted-average asset allocations at December 31 by asset category are as follows:

	2016		2015
	Market Value	%	Market Value	%
Mutual Funds:
Equity securities	$6,459	36%	$7,921	43%
Debt securities	7,959	44	8,598	47
Real estate	929	5	1,012	6
Commodities	729	4	585	3
Strategic opportunities	1,868	10	-	-
Other	262	1	149	1
Total	$18,206	100%	$18,265	100%

Based on the three-tiered fair value hierarchy, all pension plan assets’ fair values can be determined by their quoted market price and therefore have been determined to be Level I as of December 31, 2016 and 2015. There is no weighted-average asset allocation for non-US plans, as there are no plan assets.

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

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(In thousands, except for per share amounts)

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

The 2016 target allocation was as follows:

Equity securities	34%
Debt securities	45
Real estate	5
Commodities	4
Strategic Opportunities	10
Other	2
Total	100%

Future Benefit Payments

The expected future benefit payments are as follows for the years ending December 31:

Pension Benefits
2017	$1,979
2018	$2,072
2019	$2,009
2020	$2,140
2021	$2,125
2022 - 2026	$11,321

Based on current actuarial assumptions, the Company expects to make contributions of $347 to its U.S. benefit plan in 2017. The Company expects to make non-U.S. plan benefit payments of $323 in 2017.

11.	Lease Commitments

The Company leases both facilities and equipment used in its operations and classifies those leases as operating leases. The Company has long-term operating leases for a substantial portion of its manufacturing and research and development laboratory facilities. The expiration dates on the present leases range from January 2017 to December 2033. Certain leases contain renewal options at the option of the Company. The Company is responsible for paying the cost of utilities, operating costs, and increases in property taxes at its leased facilities.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2016 are as follows:

Year ending December 31,
2017	$3,893
2018	3,380
2019	2,677
2020	1,875
2021	1,247
Thereafter	5,981
Total	$19,053

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(In thousands, except for per share amounts)

Rental expense amounted to approximately $4,037, $3,984 and $3,022 during the years ended December 31, 2016, 2015, and 2014, respectively.

Minimum lease payments have not been reduced by minimum sublease rentals of $711 due in the future under non-cancelable leases.

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

In 2015 and 2014, the Company awarded Technology Incentive Compensation (“TIC”) relating to the invention of the active ingredient in Allegra. The inventor is Thomas D’Ambra, the Company’s former President and Chief Executive Officer and current Chairman of the Board of Directors. The amounts awarded and included in the consolidated statements of operations for all TIC awards for the years ended December 31, 2016, 2015 and 2014 are $0, $554, and $1,621, respectively. As a result of the expiration of patents associated with the active ingredient in Allegra, no further TIC payments are anticipated. At both December 31, 2016 and 2015, there are no unpaid Technology Development Incentive Compensation awards.

(b) Contract Revenue

On February 4, 2016, Anthony J. Maddaluna was elected to the Board of Directors. During 2016, Mr. Maddaluna was the Executive Vice President/ President of Pfizer Global Supply, a pharmaceutical company to which Company provided a variety of services in 2016. The Company received $23,270 in contract revenue from this customer and its affiliates in 2016.

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

On November 12, 2014, a purported class action lawsuit, John Gauquie v. Albany Molecular Research, Inc., et al., No. 14-cv-6637, was filed against the Company and certain of its current and former officers in the United States District Court for the Eastern District of New York. An amended complaint was filed on March 31, 2015. The amended complaint alleges claims under the Securities Exchange Act of 1934 arising from the Company’s alleged failure to disclose in its August 5, 2014 announcement of its financial results for the second quarter of 2014 that one of the manufacturing facilities experienced a power interruption in July 2014. The amended complaint alleges that the price of the Company’s stock was artificially inflated between August 5, 2014 and November 5, 2014, and seeks unspecified monetary damages and attorneys’ fees and costs. The defendants submitted on July 29, 2015 a motion to dismiss lead plantiffs’ amended complaint. Lead plantiffs submitted an opposition on October 7, 2015, and defendants submitted a reply on November 20, 2015. On July 26, 2016, the court denied the defendants’ motion to dismiss. The Company filed a motion to reconsider its July 29, 2015 motion to dismiss lead plantiff’s amended complaint. On December 12, 2016, the parties agreed to a settlement in principle of all legal claims, subject to the court approval process, which will be funded by the Company’s insurance.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(In thousands, except for per share amounts)

Environmental Remediation Obligations:

With the acquisitions of Euticals and Gadea in July 2016 and July 2015, respectively, the Company assumed environmental remediation liabilities associated with the Euticals Springfield, MO manufacturing location (related to ongoing groundwater contamination monitoring and remediation activities as required by the Missouri Department of Natural Resources and the U.S. Environmental Protection Agency) and the Gadea Spain manufacturing location, in the amount of $11,716 and $1,543, respectively. These obligations are recorded within “Other long-term liabilities” on the Company’s consolidated balance sheets. As of December 31, 2016, the environmental remediation liabilities for Euticals and Gadea were $11,572 and $1,381, respectively. There were no environmental remediation liabilities for Euticals and Gadea as of December 31, 2015 as the liabilities were recorded in 2016 in connection with the purchase accounting for the respective acquisitions.

The Company has completed an environmental remediation assessment associated with groundwater contamination at its Rensselaer, NY location. Ongoing costs associated with the remediation include biannual monitoring and reporting to the State of New York’s Department of Environmental Conservation. Under the remediation plan, the Company was required to pay for monitoring and reporting into 2019. Under a 1999 agreement with the facility’s previous owner, the Company’s maximum liability under the remediation is $5,500. For the years ended December 31, 2016, 2015 and 2014, no costs have been paid by the Company.

Other:

In October 2016, the Company reached agreement with one of its insurers (the “Paying Insurer”) with respect to the resolution of an outstanding insurance claim related to a business interruption loss sustained by the Company’s subsidiary, Oso Bio, in 2014 (the “Loss”).  During 2016, in full settlement of the claim, the Company received a total net payment of $7,385 and has further released the Paying Insurer from any further claims regarding the Loss and has assigned to the Paying Insurer all of the Company’s rights against one other possible insurer with respect to the Loss. During 2015, the Company received an initial business interruption insurance recovery of $600, relating to this matter. The recovery amounts were recorded as “Other (expense) income, net” in the consolidated statement of operations.

14.	Concentration of Business and Geographic Information

Total percentages of contract revenues by each segment’s three largest customers for years ended December 31, 2016, 2015 and 2014 are indicated in the following table:

Year ended December 31,
	2016	2015	2014

DDS	10%, 4%, 2%	10%, 8%, 4%	9%, 8%, 8%
API	12%, 7%, 4%	20%, 9%, 7%	22%, 18%, 10%
DP	9%, 9%, 7%	15%, 12%, 6%	18%, 11%, 9%
FC	30%, 25%, 11%	–	–

Total contract revenue from GE Healthcare (“GE”), the Company’s largest customer, represented 7%, 11% and 13% of the Company’s total contract revenue for the years ended December 31, 2016, 2015 and 2014. The Company’s second largest customer represented 5%, 5% and 10% of total contract revenue for the years ended December 31, 2016, 2015, and 2014, respectively.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(In thousands, except for per share amounts)

Contract revenue by geographic region, based on the location of the customer, and expressed as a percentage of total contract revenue follows:

	Year Ended December 31,
	2016	2015	2014
United States	53%	64%	68%
Europe	37%	26%	23%
Asia	10%	6%	7%
Other	0%	4%	2%
Total	100%	100%	100%

Long-lived assets by geographic region are as follows:

	2016	2015
United States	$357,711	$323,151
Asia	14,195	14,336
Europe	389,330	161,696
Total long-lived assets	$761,236	$499,183

15.	Business Segments

The Company organizes its operations into the DDS, API, DP, and following the Euticals Acquisition, FC segments. The API segment provides pilot to commercial scale manufacturing of active pharmaceutical ingredients and intermediates. The DP segment provides pre-formulation, formulation and process development through commercial scale production of complex liquid-filled and lyophilized sterile injectable products and ophthalmic formulations. The DDS segment provides activities such as drug lead discovery, optimization, drug development and small scale commercial manufacturing. The FC segment provides lab to commercial scale synthesis of reagents and diverse compounds. Corporate activities include sales and marketing and administrative functions, as well as research and development costs that have not been allocated to the operating segments.

The following table contains earnings data by operating segment, reconciled to totals included in the consolidated financial statements:

	Contract Revenue	Recurring Royalty Revenue	Income (Loss) from Operations	Depreciation and Amortization
For the year ended December 31, 2016
DDS	$104,473	$-	$29,275	$11,567
API	337,835	9,391	56,434	29,411
DP	98,377	629	15,979	7,826
FC	19,745	-	1,689	1,800
Corporate (a)	-	-	(122,136)	-
Total	$560,430	$10,020	$(18,759)	$50,604

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(In thousands, except for per share amounts)

	Contract Revenue	Recurring Royalty Revenue	Income (Loss) from Operations	Depreciation and Amortization
For the year ended December 31, 2015
DDS (b)	$89,973	$5,541	$25,979	$8,568
API	204,868	12,077	50,479	12,547
DP (b)	89,897	—	14,585	5,934
Corporate (a)	—	—	(77,394)	—
Total	$384,738	$17,618	$13,649	$27,049

	Contract Revenue	Recurring Royalty Revenue	Income (Loss) from Operations	Depreciation and Amortization
For the year ended December 31, 2014
DDS	$74,611	$16,257	$17,208	$6,904
API	146,474	9,610	42,713	8,776
DP	29,619	—	(5,300)	2,673
Corporate (a)	—	—	(48,897)	—
Total	$250,704	$25,867	$5,724	$18,353

a)	Corporate consists primarily of the ‘Selling, general and administrative’ expense activities of the Company.

b)	A portion of the 2015 amounts were reclassified from DDS to DP to better align business activities within segments. This reclassification impacted contract revenue and income (loss) from operations for 2015.

The following tables summarize other information by segment as of December 31, 2016, 2015 and 2014:

The following tables summarize other information by segment as of December 31, 2016, 2015 and 2014:

2016	DDS	API	DP	FC	Total
Long-lived assets	$146,290	$425,207	$165,781	$23,958	$761,236
Goodwill included in long-lived assets	$52,045	$104,556	$74,655	$—	$231,256
Total assets	$256,055	$707,443	$207,706	$38,444	$1,209,648
Investments in unconsolidated affiliates	$956	$—	$—	$—	$956
Capital expenditures	$18,428	$27,690	$4,720	$590	$51,428

2015	DDS	API	DP	Total
Long-lived assets	$136,387	$201,219	$161,577	$499,183
Goodwill included in long-lived assets	$45,987	$46,182	$77,302	$169,471
Total assets	$174,203	$523,036	$168,328	$865,567
Investments in unconsolidated affiliates	$956	$—	$—	$956
Capital expenditures	$7,181	$10,159	$4,701	$22,041

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(In thousands, except for per share amounts)

2014	DDS	API	DP	Total
Long-lived assets	$64,392	$88,028	$107,381	$259,801
Goodwill included in long-lived assets	$—	$16,899	$44,879	$61,778
Total assets	$100,804	$276,668	$138,396	$515,868
Investments in unconsolidated affiliates	$956	$—	$—	$956
Capital expenditures	$4,271	$10,262	$2,656	$17,189

16.	Fair Value of Financial Instruments

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

Convertible senior notes, derivatives and hedging instruments: The fair values of the Company’s Notes, which differ from their carrying values, are influenced by interest rates and the Company's stock price and stock price volatility and are determined by prices for the Notes observed in market trading, which are level 2 inputs. The estimated fair value of the Notes at December 31, 2016 was $193. The Notes Hedges and the Notes Conversion Derivative are measured at fair value using level 2 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable market data for all inputs, such as implied volatility of the Company's common stock, risk-free interest rate and other factors.

Interest rate swaps: At December 31, 2016, the Company had contracted a derivative financial instrument to reduce the impact of fluctuations in variable interest rates on a loan that a financial institution granted in February 2015, which is a level 2 input. The estimated fair value of the swap at December 31, 2016 was $(43). The Company hedges the interest risk of the initial amount of the aforementioned bank loan through an interest rate swap. In this arrangement, the interest rates are exchanged so that the Company receives from the financial institution a variable rate of the 3-month Euribor, in exchange for a fixed interest payment for the same nominal (0.3%). The variable interest rate received for the derivative offsets the interest payment on the hedged transaction, with the end result being a fixed interest payment on the hedged financing. At December 31, 2016, the derivative financial instrument had not been designated as a hedge.

To determine the fair value of the interest rate swap, the Company uses cash flow discounting based on the implicit rates determined by the euro interest rate curve, according to market conditions at the valuation date.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(In thousands, except for per share amounts)

Instrument	Nominal Amount at 12/31/2016	Contract Date	Contract Date Expiration	Interest Rate Payable	Interest Rate Receivable
Interest rate swap	$4,717	2/19/2015	2/19/2020	3-month Euribor	Fixed rate of 0.30%

Long-term debt, other than convertible senior notes: The carrying value of long-term debt approximated fair value at December 31, 2016 due to the resetting dates of the variable interest rates.

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

These long-lived asset impairment charges are included under the caption “Impairment charges” in the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014.

17.	Accumulated Other Comprehensive Loss, Net

The accumulated balances for each classification of other comprehensive loss are as follows:

	Pension and postretirement benefit plans	Foreign currency adjustments	Total Accumulated Other Comprehensive Loss, Net
Balance at January 1, 2014, net of tax	$(4,140)	$(7,137)	$(11,277)
Net current period change, net of tax	(2,234)	(923)	(3,157)
Balance at December 31, 2014, net of tax	$(6,374)	$(8,060)	$(14,434)
Net current period change, net of tax	793	(4,760)	(3,967)
Balance at December 31, 2015, net of tax	$(5,581)	$(12,820)	$(18,401)
Net current period change, net of tax	519	(21,848)	(21,329)
Balance at December 31, 2016, net of tax	$(5,062)	$(34,668)	$(39,730)

Amounts recognized into net earnings from accumulated other comprehensive loss related to the actuarial losses on pension and postretirement benefits were $859, $885 and $398 for the years ended December 31, 2016, 2015 and 2014, respectively. The amount reclassified out of accumulated other comprehensive loss related to cumulative translation loss related to a foreign subsidiary dissolution was $734 in 2014.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(In thousands, except for per share amounts)

18.	Collaboration Arrangements

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

The Company is obligated under these arrangements to perform the development activities and contract manufacturing of the product. Generally, the contract manufacturing component of the arrangement commences during the development activities and continues through the commercial stage of each product, during which time the collaboration partner is obligated to purchase the product from the Company. The collaboration partners are generally responsible for obtaining regulatory approval and for sale and distribution of the product. The original terms of these arrangements vary in length but generally range from 7 to 10 years in duration. In the event the arrangements are terminated prematurely, the Company generally has the right to receive payment for all unpaid development costs incurred through the date of termination. Additionally, in the event of termination, the Company is generally permitted to develop, manufacture and sell the product to a third party on a contract research and manufacturing basis provided that it does not use the technology developed during the collaboration arrangement. On December 8, 2016, the product Sodium Nitroprusside Injection was approved by the FDA. As a result, this product has reached commercial contract manufacturing stage. None of the product candidates being developed pursuant to the Company’s other collaboration arrangements have reached the contract manufacturing or commercial and profit sharing stages.

The Company recognizes costs as incurred during the performance of development activities and classifies these costs as ‘Research and development’ expense. Costs incurred by the Company during the performance of the contract manufacturing activities are classified as ‘Cost of contract revenue’ when the related revenue is recognized.

Contract revenue, recurring royalties revenue and R&D expense associated with these collaboration arrangements recognized during the year ended December 31, 2016, 2015 and 2014 were as follows:

	For the year ended December 31,
	2016		2015		2014
Contract revenue	$8,618		$4,005		$1,289

Recurring royalties revenue	$629		$—		$—

R&D expense	$9,757	(a)	$4,026	(a)	$411	(a)

(a)	$185, $2,727 and $411 of these amounts were recorded in ‘Cost of contract revenue’ in the consolidated statement of operations for the years ended December 31, 2016, 2015 and 2014, respectively.

Contract revenue for the year ended December 31, 2016 includes $1,685 of termination revenue related to the early termination of one of the Company’s collaboration arrangements. The Company has secured a new collaboration partner for this program.

ALBANY MOLECULAR RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

(In thousands, except for per share amounts)

19.	Selected Quarterly Consolidated Financial Data (unaudited)

The following tables present unaudited consolidated financial data for each quarter of 2016 and 2015:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Contract revenue	$102,838	$116,457	$151,681	$189,454
Recurring royalties	2,741	4,353	1,057	1,869
Total revenue	$105,579	$120,810	$152,738	$191,323
(Loss) Income from operations	$(4,152)	$6,466	$(15,661)	$(5,412)
Net loss	$(10,067)	$(21,267)	$(23,425)	$(15,412)
Net loss per share:
Basic and diluted	$(0.29)	$(0.61)	$(0.57)	$(0.37)
2015
Contract revenue	$75,132	$85,226	$101,348	$123,032
Recurring royalties	6,685	4,322	3,231	3,380
Total revenue	$81,817	$89,548	$104,579	$126,412
Income from operations	$1,230	$6,167	$10	$6,242
Net (loss) income	$(2,223)	$2,307	$(4,170)	$1,785
Net (loss) income per share:
Basic and diluted	$(0.07)	$0.07	$(0.12)	$0.05

ALBANY MOLECULAR RESEARCH, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2016, 2015 and 2014

Description	Balance at Beginning of Period	Acquisitions	(Reversal of)/ Charge to Cost and Expenses	Deductions Charged to Reserves/ Adjustment	Balance at End of Period
(in thousands)
Allowance for doubtful accounts receivable
2016	$1,096	$557	$2,777	$(700)	$3,730
2015	$1,274	$—	$1,289	$(1,467)	$1,096
2014	$815	$414	$343	$(298)	$1,274

Deferred tax asset valuation allowance
2016	$10,947	$1,152	$31,240	$—	$43,339
2015	$20,895	$—	$(9,948)	$—	$10,947
2014	$21,403	$—	$(508)	$—	$20,895

