Form 10-K/A
period 2016-12-31
ALBANY MOLECULAR RESEARCH INC
filed 2017-05-10
CIK 1065087

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
☐ Emerging growth company

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes  ☐    No  ☐

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on June 30, 2016 was approximately $355.4 million based upon the closing price per share of the Registrant’s Common Stock as reported on the Nasdaq Global Market on June 30, 2016. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 28, 2017, there were 42,940,675 outstanding shares of the Registrant’s Common Stock, excluding treasury shares of 5,669,707.

DOCUMENTS INCORPORATED BY REFERENCE

The information required pursuant to Part III of this report is incorporated by reference from the Company’s definitive proxy statement, relating to the annual meeting of stockholders to be held on or around May 31, 2017, pursuant to Regulation 14A to be filed with the Securities and Exchange Commission.

Explanatory Note

On March 16, 2017, Albany Molecular Research, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Form 10-K”).

This Form 10-K/A filing is made solely for the purpose of correcting a clerical error in Schedule II – Valuation and Qualifying Accounts to conform certain information set forth therein to the numbers that were correctly reported in the Notes to the Consolidated Financial Statements in the Form 10-K. No other items in the Form 10-K are being amended hereby.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (2) Financial Statement Schedules

ALBANY MOLECULAR RESEARCH, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2016, 2015 and 2014

Description	Balance at Beginning of Period	Acquisitions	(Reversal of)/ Charge to Cost and Expenses	Deductions Charged to Reserves/ Adjustment	Balance at End of Period
(in thousands)
Allowance for doubtful accounts receivable
2016	$1,096	$557	$2,777	$(700)	$3,730
2015	$1,274	$—	$1,289	$(1,467)	$1,096
2014	$815	$414	$343	$(298)	$1,274

Deferred tax asset valuation allowance
2016	$10,947	$1,152	$24,486	$(3,336)	$33,249
2015	$20,895	$—	$(9,948)	$—	$10,947
2014	$21,403	$—	$(508)	$—	$20,895

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 9, 2017	Albany Molecular Research, Inc.

	By:	/s/ William S. Marth
William S. Marth
President and Chief Executive Officer