Form 10-Q
period 2017-03-31
ALBANY MOLECULAR RESEARCH INC
filed 2017-05-10
CIK 1065087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2017
Common Stock, $.01 par value	42,931,772 excluding treasury shares of 5,677,839

ALBANY MOLECULAR RESEARCH, INC.

PART I — FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements (Unaudited)

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except for per share data)	2017	2016

Contract revenue	$160,225	$102,838
Recurring royalties	3,597	2,741
Total revenue	163,822	105,579

Cost of contract revenue	122,778	79,363
Research and development	3,374	3,168
Selling, general and administrative	33,430	24,600
Restructuring and other charges	2,159	2,600
Total operating expenses	161,741	109,731

Income (loss) from operations	2,081	(4,152)

Interest expense, net	(12,830)	(7,136)
Other expense, net	(793)	(997)

Loss before income tax benefit	(11,542)	(12,285)

Income tax benefit	(850)	(2,218)

Net loss	$(10,692)	$(10,067)

Basic and diluted loss per share	$(0.25)	$(0.29)

See notes to unaudited Condensed Consolidated Financial Statements.

3

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016

Net loss	$(10,692)	$(10,067)
Foreign currency translation gain	7,287	5,794
Net actuarial gain on pension and postretirement benefits	118	115
Total comprehensive loss	$(3,287)	$(4,158)

See notes to unaudited Condensed Consolidated Financial Statements.

Albany Molecular Research, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
(Dollars in thousands, except for per share data)	2017	2016
Assets
Current assets:
Cash and cash equivalents	$35,193	$52,000
Restricted cash	243	236
Accounts receivable, net	139,705	144,795
Royalty income receivable	5,236	3,486
Inventory	174,043	167,111
Prepaid expenses and other current assets	26,626	22,109
Income taxes receivable	2,943	2,026
Property and equipment held for sale	1,161	1,148
Total current assets	385,150	392,911

Property and equipment, net	360,282	364,806
Notes hedges	18,535	51,003
Goodwill	230,886	231,256
Intangible assets, exluding goodwill, net	164,162	165,174
Deferred income taxes	523	504
Other assets	3,991	3,994
Total assets	$1,163,529	$1,209,648
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$108,894	$122,210
Deferred revenue	19,516	13,370
Income taxes payable	3,627	2,826
Accrued pension benefits	769	680
Short-term borrowings	20,844	22,515
Current installments of long-term debt	13,362	13,917
Total current liabilities	167,012	175,518
Long-term liabilities:
Long-term debt, excluding current installments, net	607,246	604,476
Notes conversion derivative	18,535	51,003
Income taxes payable	3,894	3,769
Pension and postretirement benefits	17,993	18,615
Deferred income taxes	36,505	40,058
Other long-term liabilities	15,545	17,227
Total liabilities	866,730	910,666

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 2,000 shares, none issued or oustanding	-	-
Common stock, $0.01 par value, authorized 100,000 shares, 48,609 shares issued as of March 31, 2017 and 48,465 shares issued as of December 31, 2016	486	485
Additional paid-in capital	403,482	400,496
(Accumulated deficit) retained earnings	(3,532)	7,160
Accumulated other comprehensive loss, net	(32,325)	(39,730)
	368,111	368,411
Less, treasury shares at cost, 5,677 shares as of March 31, 2017 and 5,573 shares as of December 31, 2016	(71,312)	(69,429)
Total stockholders’ equity	296,799	298,982
Total liabilities and stockholders’ equity	$1,163,529	$1,209,648

See notes to unaudited Condensed Consolidated Financial Statements.

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016

Operating activities
Net loss	$(10,692)	$(10,067)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and intangible asset amortization	16,857	8,524
Deferred financing costs amortization	1,959	969
Accretion of discount on long-term debt	3,104	1,814
Deferred income taxes	290	2,258
Loss (gain) on disposal of property and equipment	19	(3)
Allowance for bad debts	522	(11)
Share-based compensation expense	2,355	2,146
Changes in operating assets and liabilities that provide (use) cash, net of impact of business combinations:
Accounts receivable	5,892	15,484
Royalty income receivable	(1,720)	708
Inventory	(5,296)	(3,149)
Prepaid expenses and other assets	(4,164)	(5,825)
Accounts payable and accrued expenses	(16,511)	2,649
Income taxes	(2,141)	(2,690)
Deferred revenue	6,000	(1,171)
Pension and postretirement benefits	(541)	(39)
Other long-term liabilities	(2,343)	101
Net cash (used in) provided by operating activities	(6,410)	11,698

Investing activities
Purchases of property and equipment	(3,949)	(11,629)
Payments for patent applications and other costs	(113)	(103)
Proceeds from disposal of property and equipment	-	13
Net cash used in investing activities	(4,062)	(11,719)

Financing activities
Issuance of short-term borrowings	28,066	-
Principal payments on short-term borrowings	(30,080)	-
Principal payments on long-term debt	(3,965)	(5,805)
Change in restricted cash	(7)	(34)
Proceeds from exercise of options and Employee Stock Purchase Plan	632	620
Purchases of treasury stock	(1,883)	(714)
Net cash used by financing activities	(7,237)	(5,933)

Effect of exchange rate changes on cash and cash equivalents	902	804

Decrease in cash and cash equivalents	(16,807)	(5,150)

Cash and cash equivalents at beginning of period	52,000	49,343

Cash and cash equivalents at end of period	$35,193	$44,193

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,288	$3,526
Income taxes, net	$892	$226

See notes to unaudited Condensed Consolidated Financial Statements.

(All amounts in thousands, except per share amounts, unless otherwise noted)

Note 1 — Summary of Operations and Significant Accounting Policies

Nature of Business and Operations

Albany Molecular Research, Inc. (the “Company”) is a leading global contract research and manufacturing organization providing customers fully integrated drug discovery, development, and manufacturing services. The Company supplies a broad range of services and technologies supporting the discovery and development of pharmaceutical products (“DDS”), the manufacture of fine chemicals (“FC”) and Active Pharmaceutical Ingredients (“API”), the development and manufacture of drug product (“DP”) for new and generic drugs, as well as research, development and manufacturing for the agrochemical and other industries. In addition, the Company offers analytical and testing services to customers in the medical device and personal care industries. With locations in the United States, Europe, and Asia, the Company maintains geographic proximity to its customers and flexible cost models.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited Condensed Consolidated Financial Statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for any other period or for the year ending December 31, 2017. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries as of and for the three months ended March 31, 2017. All intercompany balances and transactions have been eliminated during consolidation. Assets and liabilities of non-U.S. operations are translated at period-end rates of exchange, and the statements of operations are translated at the average rates of exchange for the period. Gains or losses resulting from translating non-U.S. currency financial statements are recorded in the unaudited Condensed Consolidated Statements of Comprehensive Loss and in ‘Accumulated other comprehensive loss, net’ in the accompanying unaudited Condensed Consolidated Balance Sheets. When necessary, balances of prior period unaudited Condensed Consolidated Financial Statements have been reclassified to conform to the current year presentation.

Use of Management Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in the accompanying consolidated financial statements include the assumptions regarding the Company’s accounting for business combinations, goodwill impairment assessment, valuation of inventory, intangible assets and long-lived assets, and the amount and realizability of deferred tax assets. Other significant estimates include assumptions utilized in determining actuarial obligations in conjunction with the Company’s pension and postretirement health plans, assumptions utilized in determining share-based compensation, environmental remediation liabilities, as well as those utilized in determining the value of both the notes hedges and the notes conversion derivative and the assumptions related to the collectability of trade receivables. Actual results can vary from these estimates.

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

Recurring Royalty

The Company currently receives royalties in conjunction with a Development and Supply Agreement with Teva Pharmaceuticals (“Teva”). These royalties are earned on net sales of generic products sold by Teva. The Company records royalty revenue in the period in which the net sales of these generic products occur. Royalty payments from Teva are due within 60 days after each calendar quarter and are determined based on sales of the qualifying products in that quarter. The Company also receives royalties on certain other products, and royalty revenue is generally estimated and recognized when the sales of product occur.

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

Restricted cash balances at March 31, 2017 and December 31, 2016 are required pursuant to the Company’s Singapore lease agreements.

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

Recent Accounting Pronouncements:

Accounting Pronouncements Issued But Not Yet Adopted

In March 2017, the FASB issued Accounting Standard Update (“ASU”) 2017-07, "Compensation-Retirement Benefits", which requires the service cost component of net benefit costs be reported with other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit costs are required to be presented separately from the service cost component and outside of income from operations. This amendment also allows only the service cost component to be eligible for capitalization when applicable. The ASU is effective for interim and annual periods beginning after December 15, 2017. The Company is still evaluating the impact this standard will have on its consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash.” The standard addresses the classification and presentation of restricted cash and restricted cash equivalents within the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory.” The standard requires the immediate recognition of tax effects for an intra-entity asset transfer other than inventory. The ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. Early adoption is permitted. The Company is still evaluating the impact this standard will have on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” The standard addresses the classification of certain transactions within the statement of cash flows, including cash payments for debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, and distributions received from equity method investments. The ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. Early adoption is permitted. The Company is still evaluating the impact this standard will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases.” The standard established the principles that lessees and lessors will apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. The ASU is effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers: (Topic 606)." This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in ASC Topic 605, "Revenue Recognition," and most industry-specific guidance. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of ASC Topic 360, "Property, Plant, and Equipment," and intangible assets within the scope of ASC Topic 350, "Intangibles-Goodwill and Other") are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for calendar years beginning after December 15, 2017. Early adoption is not permitted. The Company has begun to evaluate the impact of this new standard on its consolidated financial statements, information technology ("IT") systems, policies and business processes and controls. The Company has developed an implementation plan to adopt this new guidance including determining the method of adoption. As part of this plan, the Company is currently reviewing customer contract provisions for all of its revenue streams and assessing the potential impact this standard will have on the consolidated financial statements and related disclosures. Based on the Company’s assessment procedures performed to date, it is currently unable to estimate the impact this standard will have on the consolidated financial statements; however, the Company anticipates that the adoption of the new standard may require it to make changes to its business processes and controls.

Accounting Pronouncements Recently Adopted

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” The standard simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. The ASU is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has early adopted this ASU as of January 1, 2017 with no impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business.” The standard clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. Early adoption is permitted for certain transactions. The Company has early adopted this ASU as of January 1, 2017 with no impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The standard reduces complexity in several aspects of the accounting for employee share-based compensation, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The adoption of this standard did not have a material impact on its consolidated financial statements.

Note 2 — Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2017	2016

Weighted average common shares outstanding – basic and diluted	42,385	34,718

The Company has excluded certain outstanding stock options, non-vested restricted stock and warrants from the calculation of diluted earnings per share for the three months ended March 31, 2017 and 2016 because of anti-dilutive effects. The weighted average number of anti-dilutive common equivalents outstanding (before the effects of the treasury stock method) was 11,579 and 11,703 for the three months ended March 31, 2017 and 2016, respectively. These amounts are not included in the calculation of weighted average common shares outstanding.

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

The following table summarizes the allocation of the aggregate purchase price to the estimated fair value of the net assets acquired:

July 11,
2016
Assets Acquired
Accounts receivable	$30,977
Prepaid expenses and other current assets	4,492
Inventory	103,895
Income taxes receivable	205
Property and equipment	159,924
Intangible assets	59,457
Goodwill	65,036
Other long term-assets	713
Total assets acquired	$424,699

Liabilities Assumed
Accounts payable and accrued expenses	$61,011
Short-term borrowings	27,362
Deferred revenue	3,399
Deferred income taxes	29,422
Pension benefits	13,201
Environmental liabilities	11,716
Other long-term liabilities	1,521
Total liabilities assumed	147,632
Net assets acquired	$277,067

The purchase price allocation was adjusted in the first quarter of 2017 due to the recognition of income tax receivables of $16 and deferred tax assets of $2,312. These adjustments resulted in a net decrease of goodwill of $2,328. The Company does not expect any further significant adjustments to the purchase price allocation.

The Company has attributed the goodwill of $65,036 to an expanded global footprint and additional market opportunities that the Euticals’ business offers within the API and DDS segments. The goodwill is not deductible for tax purposes. Intangible assets acquired consist of customer relationships of $7,073, with an estimated life of 9 years, developed technology of $44,648, with an estimated life of 16 years, and manufacturing intellectual property and know-how of $7,736, with an estimated life of 18 years.

Pro forma Information (Unaudited)

The following table shows the unaudited pro forma statements of operations for the three months ended March 31, 2016, as if the Euticals Acquisition had occurred on January 1, 2015. This pro forma information does not purport to represent what the Company’s actual results would have been if the acquisition had occurred as of the date indicated or what such results would be for any future periods.

Three months ended
March 31, 2016

Total revenue	$162,124
Net loss	$(17,222)
Pro forma shares - basic and diluted	41,769
Loss per share:
Basic and diluted	$(0.41)

The following table shows the pro forma adjustments made to the weighted average shares outstanding for the three months ended March 31, 2016:

Three months ended
March 31, 2016
Weighted average common shares outstanding - basic and diluted	34,718
Pro forma impact of acquisition consideration	7,051
Pro forma weighted average shares - basic and diluted	41,769

For the three-month period ended March 31, 2016, pre-tax net income was adjusted by reducing expenses by $1,363 for acquisition-related costs and increasing expenses by $2,796 for purchase accounting related depreciation and amortization.

The Company partially funded the Euticals Acquisition utilizing the proceeds from a $230,000 term loan that was provided for in conjunction with the Third Amended and Restated Credit Agreement, entered into with Barclays Bank PLC, as administrative agent and collateral agent, and the lenders party thereto (the “Third Restated Credit Agreement”), which was completed on July 7, 2016, along with the issuance of the Euticals Seller Notes on July 11, 2016 (see Note 5). The Company did not have sufficient cash on hand to complete the acquisition as of January 1, 2015. For the purposes of presenting the pro forma statements of operations for the three months ended March 31, 2016, the Company has assumed that it entered into the Third Restated Credit Agreement and issued the Euticals Seller Notes on January 1, 2015 for an amount sufficient to fund the preliminary cash consideration to acquire Euticals as of that date. The pro forma statement of operations for the three months ended March 31, 2016 reflects the recognition of interest expense that would have been incurred had the Third Restated Credit Agreement and the Euticals Seller Notes been entered into and issued, respectively, on January 1, 2015. The Company has recorded $3,841 of pro forma interest expense on the Third Restated Credit Agreement and the Euticals Seller Notes for the purposes of presenting the pro forma statements of operations for the three months ended March 31, 2016.

A portion of Euticals’ debt was paid by the Company at the closing of the Euticals Acquisition. For the purposes of presenting the pro forma statement of operations for the three months ended March 31, 2016, the Company has reduced expenses by $1,623 assuming the debt and accrued interest were paid on January 1, 2015.

Note 4 — Inventory

Inventory consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016(a)

Raw materials	$59,100	$57,071
Work-in-process	57,562	57,808
Finished goods	57,381	52,232
Total inventory	$174,043	$167,111

(a)	Certain adjustments have been made to December 31, 2016 inventory classifications to conform to current year presentation.

Note 5 — Debt

Short-Term Borrowings

In connection with the Euticals Acquisition, the Company assumed the short-term borrowing obligations of Euticals, consisting of multiple bank revolving lines of credit with a maximum borrowing capacity of €42,050, or $44,919, at March 31, 2017 (the “Euticals Revolving Credit Facilities”). The Euticals Revolving Credit Facilities support Euticals’ short-term working capital needs and are collateralized, in part, by certain Euticals’ trade receivables balances. The Euticals Revolving Credit Facilities are subject to variable interest rates and the average effective interest rate was 3.75% during the three months ended March 31, 2017.

As of March 31, 2017, the aggregate outstanding balance under the Euticals Revolving Credit Facilities was $20,844 and the related trade receivables collateral was $13,212.

Long-Term Debt

The following table summarizes long-term debt:

	March 31,	December 31,
	2017	2016

Convertible senior notes, net of unamortized discount	$137,414	$135,652
Term loan, net of unamortized discount	423,071	423,698
Euticals Seller Notes, net of unamortized discount	45,514	43,947
Various borrowings with institutions, Gadea loans	23,425	25,784
Capital leases – equipment & other	1,176	1,263
	630,600	630,344
Less: deferred financing fees	(9,992)	(11,951)
Less: current portion	(13,362)	(13,917)
Total long-term debt, excluding current portion	$607,246	$604,476

The aggregate maturities of long-term debt, exclusive of unamortized debt discount of $28,016 at March 31, 2017, are as follows:

2017 (remaining)	$10,082
2018	580,491
2019	25,469
2020	21,705
2021	20,196
Thereafter	673
Total	$658,616

Term Loans

In connection with the Euticals Acquisition, on July 7, 2016, the Company entered into the Third Restated Credit Agreement, which (i) provided incremental senior secured first lien term loans in an aggregate principal amount of $230,000 (the “Incremental Term Loans”) which increased the aggregate principal amount of senior secured first lien term loans under the prior credit agreement to $428,500, and (ii) increased the first lien revolving credit facility commitments by $5,000 to $35,000. The Company used the proceeds of the Incremental Term Loans primarily to: (i) pay a portion of the cash consideration for the Euticals Acquisition; (ii) pay various fees and expenses incurred in connection with the Euticals Acquisition and related financing activities; and (iii) repay the $30,000 outstanding under the first lien revolving credit facility.

The Third Restated Credit Agreement requires that we make quarterly repayments of $600 toward the Incremental Term Loans principal beginning on September 30, 2016. All remaining unpaid principal amounts of the Incremental Term Loans will mature and become payable on July 16, 2021 and the revolving credit facility commitments under the Third Restated Credit Agreement terminate and all amounts then outstanding thereunder are payable on July 16, 2020, subject, in each case, to earlier acceleration, on (i) the date that is six months prior to the scheduled maturity date of our 2.25% Cash Convertible Senior Notes issued on December 4, 2013 (the “Notes”) if on such date, both (x) more than $25,000 of the Notes shall remain outstanding and (y) the ratio of the secured debt of the Company and its subsidiaries to the EBITDA of the Company and its subsidiaries exceeds 1.50:1.00, or (ii) April 7, 2019, April 7, 2020 or April 7, 2021, respectively, in each case to the extent that at any such date we have not (x) prepaid or otherwise satisfied the amortization or final maturity payment amounts to next come due under each Euticals Seller Note then outstanding or (y) refinanced such amortization or final maturity payment amount to next come due under each Euticals Seller Note then outstanding in a manner permitted by the Third Restated Credit Agreement.

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

The face value of the term loans reconciles to the net carrying amount as follows:

	March 31,	December 31,
	2017	2016

Principal amount - term loan	$425,262	$426,341

Unamortized debt discount	(2,191)	(2,643)

Net carrying amount of term loan	$423,071	$423,698

For the three months ended March 31, 2017 and 2016, the Company recognized $452 and $171, respectively, of amortization of the debt discount as interest expense based upon the effective rate of approximately 6.2%.

Euticals Seller Notes

As indicated in Note 3, in connection with the Euticals Acquisition, on July 11, 2016, the Company issued two notes to Lauro Cinquantasette S.p.A. with a combined face value of €55,000, that were valued at $44,342 (net of original issue discount of $16,441). The Euticals Seller Notes are unsecured promissory notes, guaranteed by the Company, and are subject to customary representations and warranties and events of default with repayment to be made in three equal annual installments made on the third, fourth and fifth anniversaries of the Euticals Acquisition closing date. The repayment is subject to certain set off rights of the Company relating to the seller’s indemnification obligations. The Euticals Seller Notes are subject to an interest rate equal to 0.25% per annum, which is due and payable in cash on the first day of January, April, July and October during each calendar year. The Euticals Seller Notes were recognized net of an original issue discount of $16,441. For the three months ended March 31, 2017, the Company recorded $889 of amortization of the debt discount as interest expense based upon an effective rate of 8.32%.

The face value of the Euticals Seller Notes reconciles to the net carrying amount as follows:

	March 31,	December 31,
	2017	2016

Principal amount - Euticals Seller Notes	$58,753	$57,862

Unamortized debt discount	(13,239)	(13,915)

Net carrying amount of Euticals Seller Notes	$45,514	$43,947

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

The cash conversion feature of the Notes (“Notes Conversion Derivative”) requires bifurcation from the Notes in accordance with ASC 815, “Derivatives and Hedging,” and is accounted for as a derivative liability. The fair value of the Notes Conversion Derivative at the time of issuance of the Notes was $33,600 and was recorded as original debt discount for purposes of accounting for the debt component of the Notes. This discount is amortized as interest expense using the effective interest method over the term of the Notes. For the three months ended March 31, 2017 and 2016, the Company recorded $1,762 and $1,644, respectively, of amortization of the debt discount as interest expense based upon an effective rate of 7.69%.

The fair value of the Notes reconciles to the net carrying amount as follows:

	March 31,	December 31,
	2017	2016
Principal amount	$150,000	$150,000

Unamortized debt discount	(12,586)	(14,348)

Net carrying amount of Notes	$137,414	$135,652

In connection with the pricing of the Notes, in November 2013, the Company entered into cash convertible note hedge transactions (“Notes Hedges”) relating to a notional number of shares of the Company's common stock underlying the Notes with two counterparties (the “Option Counterparties”). The Notes Hedges, which are cash-settled, are intended to reduce the Company’s exposure to potential cash payments that it is required to make upon conversion of the Notes in excess of the principal amount of converted Notes if the Company’s common stock price exceeds the conversion price. The Notes Hedges are accounted for as a derivative instrument in accordance with ASC 815, “Derivatives and Hedging.” The aggregate cost of the note hedge transaction was $33,600.

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

Neither the Notes Conversion Derivative nor the Notes Hedges qualify for hedge accounting, thus any changes in the fair market value of the derivatives is recognized immediately in the statement of operations. During the three months ended March 31, 2017 and 2016, the changes in fair market value of the Notes Conversion Derivative and the Notes Hedges were equal and offsetting; therefore the net impact recognized in the statement of operations was zero.

The following table summarizes the fair value and the presentation in the consolidated balance sheet:

	March 31,	December 31,
	2017	2016
Notes hedges asset	$18,535	$51,003

Notes conversion derivative liability	$(18,535)	$(51,003)

The change in fair value from December 31, 2016 to March 31, 2017 is primarily the result of the decrease in the Company’s stock price at March 31, 2017 as compared to December 31, 2016.

Note 6 — Restructuring and Other Charges

In August 2016, the Company announced a restructuring plan in connection with the Euticals Acquisition. Under the restructuring plan, the Company initiated a reduction in workforce in the U.S. and Europe and ceased operations in one location in Italy.  During the three months ended March 31, 2017, the Company recorded approximately $1,502 in expense related to this initiative primarily for lease termination charges for one site in Italy and $298 for employee termination benefits. The Company also recorded approximately $149 in employee termination benefits and $180 of other costs associated with other previously announced restructuring initiatives.

The following table displays the restructuring activity and liability balances for the three month period ended and as of March 31, 2017:

				Foreign
				Currency
	Balance at			Translation &	Balance at
	January 1,	Charges/	Amounts	Other	March 31,
	2017	(reversals)	Paid	Adjustments	2017

Termination benefits and personnel realignment	$4,471	$447	$(2,610)	$(6)	$2,302
Lease termination and relocation charges	143	1,550	(35)	219	1,877
Other	-	162	(113)	(49)	-
Total	$4,614	$2,159	$(2,758)	$164	$4,179

Termination benefits and personnel realignment costs relate to severance packages, outplacement services, and career counseling for employees affected by the restructuring. Lease termination charges relate to estimated costs associated with exiting a facility, net of estimated sublease income.

Restructuring charges are included under the caption ‘Restructuring and other charges’ in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 and the restructuring liabilities are included in ‘Accounts payable and accrued expenses’ and ‘Other long-term liabilities’ on the Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016.

Anticipated cash outflow for the remainder of 2017 related to the above restructuring liabilities as of March 31, 2017 is approximately $4,179.

As a result of a prior restructuring initiative to close the Holywell, U.K. site, the Company is currently marketing its Holywell, U.K. facility for sale. The facility is an asset of the API operating segment and is classified as held for sale with the long-lived assets segregated to a separate line on the Condensed Consolidated Balance Sheets until it is sold. Depreciation expense on the facility has ceased. The carrying value of the facility is $1,161 at March 31, 2017.

Note 7 — Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2017 were as follows:

	DDS	API	DP	Total
Balance as of December 31, 2016	$52,045	$104,556	$74,655	$231,256
Measurement period adjustment	19	(2,347)	-	(2,328)
Foreign exchange translation	91	1,445	422	1,958
Balance as of March 31, 2017	$52,155	$103,654	$75,077	$230,886

The components of intangible assets are as follows:

				Foreign
			Accumulated	Exchange		Amortization
	Cost	Impairment	Amortization	Translation	Net	Period
March 31, 2017
Intellectual Property and Know-How	$28,570	$(2,709)	$(5,026)	$(1,028)	$19,807	2-18 years
Customer Relationships	93,847	-	(12,166)	(1,294)	80,387	5-20 years
Product Portfolio	44,649	-	(1,929)	(1,469)	41,251	16 years
In-Process Research and Development	18,000	-	-	(539)	17,461	indefinite
Tradename	4,100	-	-	(123)	3,977	indefinite
Trademarks	2,272	-	(993)	-	1,279	5 years
Order Backlog	200	-	(204)	4	-	n/a
Total	$191,638	$(2,709)	$(20,318)	$(4,449)	$164,162

				Foreign
			Accumulated	Exchange		Amortization
	Cost	Impairment	Amortization	Translation	Net	Period
December 31, 2016
Intellectual Property and Know-How	$28,457	$(2,709)	$(4,639)	$(1,295)	$19,814	2-18 years
Customer Relationships	93,847	-	(10,522)	(1,748)	81,577	5-20 years
Product Portfolio	44,649	-	(1,253)	(2,105)	41,291	16 years
In-Process Research and Development	18,000	-	-	(804)	17,196	indefinite
Tradename	4,100	-	-	(183)	3,917	indefinite
Trademarks	2,272	-	(893)	-	1,379	5 years
Order Backlog	200	-	(204)	4	-	n/a
Total	$191,525	$(2,709)	$(17,511)	$(6,131)	$165,174

Amortization expense related to intangible assets was $2,823 and $1,942 for the three months ended March 31, 2017 and 2016, respectively. The weighted average amortization period is 12.71 years.

The following chart represents estimated future annual amortization expense related to definite-lived intangible assets:

Year ending December 31,
2017 (remaining)	$8,423
2018	11,690
2019	11,689
2020	11,689
2021	11,689
Thereafter	87,544
Total	$142,724

Note 8 — Share-Based Compensation

During the three months ended March 31, 2017 and 2016, the Company recognized total share based compensation cost of $2,355 and $2,146, respectively.

The Company grants share-based compensation, including restricted shares, under its 1998 Stock Option Plan, its 2008 Stock Option and Incentive Plan, as amended, as well as its 1998 Employee Stock Purchase Plan, as amended (“ESPP”). The 1998 Stock Option Plan, the 2008 Stock Option and Incentive Plan and ESPP are together referred to as the “Stock Option and Incentive Plans.”

Restricted Stock

A summary of unvested restricted stock activity during the three months ended March 31, 2017 is presented below:

		Weighted
		Average Grant Date
	Number of	Fair Value Per
	Shares	Share
Outstanding, January 1, 2017	1,254	$14.01
Granted	444	$19.31
Vested	(349)	$11.89
Forfeited	(22)	$16.75
Outstanding, March 31, 2017	1,327	$16.33

As of March 31, 2017, there was $18,561 of total unrecognized compensation cost related to unvested restricted shares. That cost is expected to be recognized over a weighted-average period of 2.91 years. Of the 1,327 shares outstanding, 175 shares of restricted stock outstanding have market-based vesting provisions. The grant date fair value assumptions for these shares contain a vesting probability factor to reflect the Company’s expectation that not all shares will vest. Of the remaining 1,152 shares of restricted stock outstanding, the Company currently expects all shares to vest.

Stock Options

The per share weighted-average fair value of stock options granted is determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Three Months Ended March 31,
	2017	2016
Expected life in years	5	5
Interest rate	1.81%	1.25%
Volatility	44%	42%
Dividend yield	-	-

A summary of stock option activity during the three months ended March 31, 2017 is presented below:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual Term	Intrinsic
	Shares	Price Per Share	(Years)	Value
Outstanding, January 1, 2017	1,578	$9.93
Granted	540	$18.41
Exercised	(9)	$2.29
Forfeited	-	$-
Expired	-	$-
Outstanding, March 31, 2017	2,109	$12.13	7.14	$7,614
Options exercisable, March 31, 2017	1,183	$8.64	5.63	$6,999

The weighted average fair value of stock options granted for the three months ended March 31, 2017 and 2016 was $7.49 and $5.98, respectively. As of March 31, 2017, there was $5,717 of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 3.28 years. Of the 2,109 stock options outstanding, we currently expect all options to vest.

Employee Stock Purchase Plan

During the three months ended March 31, 2017 and 2016, 53 and 37 shares, respectively, were issued under the Company’s ESPP.

During the three months ended March 31, 2017 and 2016, cash received from stock option exercises and employee stock purchases under the ESPP was $632 and $620, respectively. The excess tax benefit realized for the tax deductions from share-based compensation was $0 for both the three months ended March 31, 2017 and 2016, respectively.

Note 9 — Business Segments

The Company organizes its operations into the DDS, API, DP and FC segments. The API segment provides pilot to commercial scale manufacturing of active pharmaceutical ingredients and intermediates. The DP segment provides pre-formulation, formulation and process development through commercial scale production of complex liquid-filled and lyophilized sterile injectable products and ophthalmic formulations. The DDS segment provides activities such as drug lead discovery, optimization, drug development and small and medium scale commercial manufacturing. The FC segment provides lab to commercial scale synthesis of reagents and diverse compounds. Corporate activities include sales and marketing and administrative functions, as well as research and development costs that have not been allocated to the operating segments.

The following table contains earnings data by operating segment, reconciled to totals included in the unaudited Condensed Consolidated Financial Statements:

			Income
		Recurring	(Loss)	Depreciation
	Contract	Royalty	from	and
	Revenue	Revenue	Operations	Amortization
For the three months ended March 31, 2017
API	$103,364	$2,765	$12,569	$11,589
DDS	29,167	-	4,475	1,963
DP	22,534	832	860	2,060
FC	5,160	-	(5)	552
Corporate	-	-	(15,818)	693
Total	$160,225	$3,597	$2,081	$16,857

			Income
		Recurring	(Loss)	Depreciation
	Contract	Royalty	from	and
	Revenue (a)	Revenue	Operations (b)	Amortization (b)
For the three months ended March 31, 2016
API	$54,369	$2,741	$8,479	$3,109
DDS	23,536	-	1,455	3,180
DP	24,933	-	329	1,821
Corporate	-	-	(14,415)	414
Total	$102,838	$2,741	$(4,152)	$8,524

(a)	A portion of the 2016 amounts were reclassified between API and DDS to better align business activities within the Company’s reporting segments and conform to current year presentation.
(b)	A portion of the 2016 amounts were reclassified between Corporate, API, DDS and DP to better align business activities within the Company’s reporting segments and conform to current year presentation.

The following table summarizes other information by segment as of and for the three-month period ended March 31, 2017:

	API	DDS	DP	FC	Corporate	Total
Long-lived assets	$419,816	$116,598	$166,086	$23,504	$29,326	$755,330
Goodwill included in total assets	$103,654	$52,155	$75,077	$-	$-	$230,886
Total assets	$704,846	$163,487	$207,966	$37,100	$50,130	$1,163,529
Investments in unconsolidated affiliates	$-	$-	$-	$-	$956	$956
Capital expenditures	$2,175	$655	$918	$5	$196	$3,949

The following table summarizes other information by segment as of December 31, 2016 and capital expenditures for the three-month period ended March 31, 2016:

	API	DDS	DP	FC	Corporate	Total
Long-lived assets	$425,207	$117,174	$165,781	$23,958	$29,116	$761,236
Goodwill included in total assets	$104,556	$52,045	$74,655	$-	$-	$231,256
Total assets	$706,838	$172,408	$209,689	$38,444	$82,269	$1,209,648
Investments in unconsolidated affiliates	$-	$-	$-	$-	$956	$956
Capital expenditures (three months ended March 31, 2016)	$4,194	$4,278	$857	$-	$2,300	$11,629

Note 10 — Financial Information by Customer Concentration and Geographic Area

Total percentages of contract revenues by each segment’s three largest customers for the three months ended March 31, 2017 and 2016 are indicated in the following table:

For the Three Months Ended March 31,
	2017	2016

API	12%, 9%, 7%	18%, 10%, 8%
DDS	6%, 5%, 4%	11%, 4%, 3%
DP	9%, 7%, 7%	13%, 13%, 6%
FC	39%, 11%, 10%	-

Total contract revenue from GE Healthcare (“GE”), the Company’s largest customer, represented 8% and 9% of total contract revenue for the three months ended March 31, 2017 and 2016, respectively.

Contract revenue by geographic region, based on the location of the customer, and expressed as a percentage of total contract revenue follows:

	For the Three Months Ended March 31,
	2017	2016

United States	61%	62%
Europe	25	29
Asia	10	5
Other	4	4
Total	100%	100%

Long-lived assets by geographic region are as follows:

	March 31,	December 31,
	2017	2016
United States	$355,206	$357,711
Asia	14,699	14,195
Europe	385,425	389,330
Total long-lived assets	$755,330	$761,236

Note 11 — Fair Value of Financial Instruments

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

Convertible senior notes, derivatives and hedging instruments: The fair value of the Company’s Notes, which differ from their carrying value, are influenced by interest rates and the Company's stock price and stock price volatility and are determined by prices for the Notes observed in market trading, which are level 2 inputs. The estimated fair value of the Notes at March 31, 2017 was $162.527. The Notes Hedges and the Notes Conversion Derivative are measured at fair value using level 2 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable market data for all inputs, such as implied volatility of the Company's common stock, risk-free interest rate and other factors.

Interest rate swaps: At March 31, 2017, the Company remained contracted under a derivative financial instrument to reduce the impact of fluctuations in variable interest rates on a loan that a financial institution granted in February 2015, which is a level 2 input. The estimated fair value of the swap at March 31, 2017 was a liability of $35. The Company hedges the interest rate risk of the initial amount of the aforementioned bank loan through an interest rate swap. In this arrangement, the interest rates are exchanged so that the Company receives from the financial institution a variable rate of the 3-month Euribor, in exchange for a fixed interest payment for the same nominal amount (0.3%). The variable interest rate received for the derivative offsets the interest payment on the hedged transaction, with the end result being a fixed interest payment on the hedged financing. At March 31, 2017, the derivative financial instrument had not been designated as a hedging instrument.

To determine the fair value of the interest rate swap, the Company uses cash flow discounting based on the implicit rates determined by the euro interest rate curve, according to market conditions at the valuation date.

			Contract	Interest
	Nominal Amount	Contract	Date	Rate	Interest Rate
Instrument	at March 31, 2017	Date	Expiration	Payable	Receivable
Interest rate swap	$4,419	February 19, 2015	February 19, 2020	3-month Euribor	Fixed rate of 0.30%

Long-term debt, other than convertible senior notes:  The carrying value of long-term debt approximated fair value at March 31, 2017 due to the resetting dates of the variable interest rates.

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

The fair values of these assets are then determined by the application of a discounted cash flow model using Level 3 inputs. Cash flows are determined based on Company estimates of future operating results, and estimates of market participant weighted average costs of capital (“WACC”) are used as a basis for determining the discount rates to apply to the future expected cash flows, adjusted for the risks and uncertainty inherent in the Company’s internally developed forecasts.

Although the fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies, the estimates presented are not necessarily indicative of the amounts that the Company could realize in current market exchanges.

Note 12 — Accumulated Other Comprehensive Loss, Net

The activity related to accumulated other comprehensive loss, net was as follows:

			Total
			Accumulated
	Pension and	Foreign	Other
	postretirement	currency	Comprehensive
	benefit plans	adjustments	Loss
Balance at December 31, 2016, net of tax	$(5,062)	$(34,668)	$(39,730)
Net current period change, net of tax	118	7,287	7,405
Balance as of March 31, 2017, net of tax	$(4,944)	$(27,381)	$(32,325)

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive loss, net:

	Three Months Ended March 31,
	2017	2016
Actuarial losses before tax effect (a)	$182	$177
Tax benefit on amounts reclassified into earnings	(64)	(62)
	$118	$115

(a)	Amounts represent amortization of net actuarial loss from shareholders’ equity into postretirement benefit plan cost. This amount was primarily recognized as cost of contract revenue in the consolidated statements of operations.

Note 13 — Collaboration Arrangements

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

The Company is obligated under these arrangements to perform the development activities and contract manufacturing of the product. Generally, the contract manufacturing component of the arrangement commences during the development activities and continues through the commercial stage of each product, during which time the collaboration partner is obligated to purchase the product from the Company. The collaboration partners are generally responsible for obtaining regulatory approval and for sale and distribution of the product. The original terms of these arrangements vary in length but generally range from 7 to 10 years in duration. In the event the arrangements are terminated prematurely, the Company generally has the right to receive payment for all unpaid development costs incurred through the date of termination. Additionally, in the event of termination, the Company is generally permitted to develop, manufacture and sell the product to a third party on a contract research and manufacturing basis provided that it does not use the technology developed during the collaboration arrangement. On December 8, 2016, the product Sodium Nitroprusside Injection was approved by the FDA. As a result, this product has reached commercial contract manufacturing and profit sharing stage. None of the product candidates being developed pursuant to the Company’s other collaboration arrangements have reached the contract manufacturing or commercial and profit sharing stages.

The Company recognizes costs as incurred during the performance of development activities and classifies these costs as ‘Research and development’ expense while any development activity revenues earned are recorded as contract revenues. Costs incurred by the Company during the performance of the contract manufacturing activities are classified as ‘Cost of contract revenue’ when the related revenue is recognized.

Amounts associated with these collaboration arrangements recognized during the three months ended March 31, 2017 and 2016 were as follows:

	For the Three Months Ended March 31,
	2017	2016

Contract revenue	$2,136	$1,269

Recurring royalties revenue	$832	$-

Cost of contract revenue	$464	$-

R&D expense	$2,304	$2,438

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “plans,” “intend,” “expect,” “anticipate,” “predicts,” “potential,” “believe,” and “continue” or similar words, although not all forward-looking statements contain these identifying words. Forward-looking statements include, but are not limited to, statements concerning our acquisition of Prime European Therapeuticals S.p.A and the financial impact and expected synergies of this acquisition and future acquisitions, and statements regarding the impact of government regulation, customer spending and business trends, competition, foreign operations, business growth and the expansion of the global market, management’s strategic plans, the potential for future revenue under our collaboration arrangements , research and development projects and expenses, other projected costs, long-lived asset and goodwill impairment, our ability to utilize deferred tax assets, pension and postretirement benefit costs, and tax rates.

Readers should not place undue reliance on these forward-looking statements. Our actual results may differ materially from such forward-looking statements as a result of numerous factors, some of which we may not be able to predict and may not be within our control. Factors that could cause such differences include, but are not limited to, changes in customers’ spending and demand and the trends in pharmaceutical and biotechnology companies’ outsourcing of manufacturing services and research and development; our ability to provide quality and timely services and to compete with other companies providing similar services; our ability to comply with strict regulatory requirements; our ability to successfully integrate past and future acquisitions and to realize the expected benefits of each; disruptions in our ability to source raw materials; a change in our relationships with our largest customers; our ability to service our indebtedness; our ability to protect our technology and proprietary information and the confidential information of our customers; our ability to develop products of commercial value under our collaboration arrangements; the risk of patent infringement and other litigation, as well as those risks discussed elsewhere in this report and in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2017. All forward-looking statements are made as of the date of this report and we do not undertake any obligation to update our forward-looking statements, except as required by applicable law

References to “AMRI,” the “Company,” “we,” “us,” and “our,” refer to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole. The following discussion of our results of operations and financial condition should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and the Notes thereto included within this report.

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

In addition to providing an integrated services model for outsourcing, we offer our customers the option of insourcing. With our world class expertise in managing high performing groups of scientists, this option allows us to embed our scientists into our customers’ facility allowing the customer to cost-effectively leverage their unused laboratory space.

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

Backlog

Our backlog of open manufacturing orders and accepted service contracts was $307.8 million at March 31, 2017 as compared to $391.2 million and $201.1 million at December 31, 2016 and March 31, 2016, respectively which includes the addition of Euticals. Our manufacturing and services contracts are completed over varying durations, from short to extended periods of time.

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

Results of Operations – Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Our total revenue for the three months ended March 31, 2017 was $163.8 million, which included $160.2 million from our contract service business and $3.6 million from royalties on sales of certain products. Our total revenue for the three months ended March 31, 2016 was $105.6 million, which included $102.8 million from our contract service business and $2.7 million from royalties on sales of certain products. Consolidated gross margin was 23.4% for the three months ended March 31, 2017 as compared to 22.8% for the three months ended March 31, 2016. Our net loss was $10.7 million during the three months ended March 31, 2017, compared to net loss of $10.1 million during the same period in 2016.

Operating Segment Data

We organize our operations into the following segments: Discovery, Development and Analytical Services (“DDS”), Active Pharmaceutical Ingredients (“API”), Drug Product (“DP”) and Fine Chemicals (“FC”). DDS includes activities such as drug lead discovery, optimization, drug development and small scale commercial manufacturing. API includes pilot to commercial scale manufacturing of active pharmaceutical ingredients and intermediates. DP includes pre-formulation, formulation and process development through commercial scale production of complex liquid-filled and lyophilized sterile injectable products and ophthalmic formulations. FC includes lab to commercial scale synthesis of reagents and diverse compounds. Corporate activities include sales and marketing and administrative functions, as well as research and development costs that have not been allocated to the operating segments. We began operating our FC business following the acquisition of Euticals in July 2016, and therefore, there is no comparative information available for the first quarter of 2016.

Revenue

Total contract revenue

Contract revenue consists primarily of fees earned under manufacturing or service contracts with third-party customers. Contract revenue for each of our segments was as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
API (a)	$103,364	$54,369
DDS (a)	29,167	23,536
DP	22,534	24,933
FC	5,160	-
Total	$160,225	$102,838

(a) A portion of the 2016 amounts were reclassified between API and DDS to better align business activities within our reporting segments and conform to current year presentation.

API contract revenue for the three months ended March 31, 2017 increased $49.0 million from the same period of 2016 primarily due to $43.4 million of incremental revenue from the acquisition of Euticals and $5.1 million due to strong performance at our Rensselaer facility.

DDS contract revenue for the three months ended March 31, 2017 increased $5.6 million from the same period in 2016, driven by growth in Discovery and, Development services. Our Albany site within Development generated incremental revenue of $2.3 million in addition to $1.4 million of revenue from the acquisition of Euticals. In Discovery, revenue increased by $1.5 million due to the Compound Library Consortium at our Hyderabad facility and $1.2 million following the launch of our Integrated Discovery Center in Buffalo, NY.

DP contract revenue for the three months ended March 31, 2017 decreased $2.4 million from the same period in 2016. Approximately $1.3 million of the decrease was due to planned extended maintenance activities at our Burlington, MA facility and approximately $3.0 million was due to timing of shipments in our Albuquerque NM facility, partially offset by an increase in revenue of $1.9 million from our collaboration agreements and contract manufacturing work in Spain.

FC contract revenue for the three months ended March 31, 2017 of $5.2 million is entirely attributable to incremental revenue from the acquisition of Euticals.

Recurring royalty revenue

Three Months Ended March 31,
2017	2016
(in thousands)
$3,597	$2,741

We earn recurring royalty revenue pursuant to Development and Supply Agreements with Actavis and Teva and under an agreement with a customer in Spain. During the fourth quarter of 2016, we also began earning profit sharing revenue from our first commercialized collaboration arrangement product, Sodium Nitroprusside Injection, which was developed with our partner Namigen, LLC and launched by Sagent Pharmaceuticals, Inc.

Recurring royalties for the three months ended March 31, 2017 increased $0.9 million compared to the same period of 2016 primarily due to royalties received on sales of Sodium Nitroprusside Injection.

Costs and Expenses

Cost of contract revenue

Cost of contract revenue consists of compensation and associated fringe benefits, cost of chemicals, depreciation and other indirect project related costs. Costs of contract revenue for our segments were as follows:

Segment	Three Months Ended March 31,
	2017	2016
	(in thousands)
API (a)	$79,881	$40,666
DDS (a)	20,974	17,261
DP (a)	17,322	21,436
FC	4,601	-
Total	$122,778	$79,363

API Gross Contract Margin	22.7%	25.2%
DDS Gross Contract Margin	28.1%	26.7%
DP Gross Contract Margin	23.1%	14.0%
FC Gross Contract Margin	10.8%	-%
Total Gross Contract Margin	23.4%	22.8%

(a)	A portion of the 2016 amounts were reclassified between API, DDS, and DP to better align business activities within our reporting segments and to conform to current year presentation.

API Cost of Contract Revenue for the three months ended March 31, 2017 increased from the same period of 2016 by $39.2 million. The increase was primarily due to the acquisition of Euticals, which contributed $37.9 million. API Gross Contract Margin decreased by 2.5 points during the three month period ended March 31, 2017 as compared to the same period of 2016. This decrease reflects a 7.3 point decrease resulting from the lower margins of Euticals as compared to our legacy API business, partially offset by strong performance in Spain of 4.8 points.

DDS Cost of Contract Revenue for the three months ended March 31, 2017 increased from the same period of 2016 by $3.7 million. Approximately $2.1 million of the increase was attributable to Albany Chemical Development growth and approximately $1.2 million of the increase was attributable to the acquisition of Euticals. DDS Gross Contract Margin increased by 1.4 points during the three month period ended March 31, 2017 as compared to the same period of 2016. This increase was primarily driven by our execution on Compound Library Consortium of 2.2 points, partially offset by lower margins in Analytical Services of 0.8 points.

DP Cost of Contract Revenue for the three months ended March 31, 2017 decreased from the same period of 2016 by $4.1 million. Approximately $5.3 million of the decrease was attributable to lower volumes in our US facilities partially offset by strong operational execution in our Albuquerque, NM facility and higher production costs of $1.0 million associated with increased volume from our operations in Spain. DP Gross Contract Margin increased by 9.1 points during the three month period ended March 31, 2017 as compared to the same period of 2016. The increase was primarily driven by the strong operational performance at the Albuquerque, NM facility. Collaboration arrangement revenues, and fees earned under our contract manufacturing contracts also contributed to the increase in DP Gross Contract Margin.

FC Cost of Contract Revenue for the three months ended March 31, 2017 of $4.6 million is entirely attributable to the acquisition of Euticals.

Research and development

Research and development (“R&D”) expense consists of compensation and associated fringe benefits for scientific personnel for work performed on proprietary product and process R&D projects, costs of chemicals, materials, outsourced activities and other related out of pocket and overhead costs.

Our R&D activities are primarily in our API and DP segments and relate to the potential manufacture of new products, the development of processes for the manufacture of generic products with commercial potential, and the development of alternative manufacturing processes.

Research and development expenses were as follows:

Three Months Ended March 31,
2017	2016
(in thousands)
$3,374	$3,168

R&D expense for the three months ended March 31, 2017 increased compared to March 31, 2016 primarily due to development efforts on our collaboration arrangements in DP, partially offset by a decrease in our API spend year over year.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist of compensation and related fringe benefits for sales, marketing, operational and administrative employees, professional service fees, marketing costs and costs related to facilities and information services. SG&A expenses were as follows:

Three Months Ended March 31,
2017	2016
(in thousands)
$33,430	$24,600

SG&A expenses for the three months ended March 31, 2017 increased by $8.8 million compared to the same period in 2016 primarily due to incremental SG&A expenses related to Euticals and costs associated with additional investments made in key supporting functions such as corporate quality and compliance, procurement and finance, as well as in training and developing our people.

Restructuring and other charges

Three Months Ended March 31,
2017	2016
(in thousands)
$2,159	$2,600

The total restructuring charges for the three months ended March 31, 2017 were $2.2 million, related to previously announced restructuring initiatives. Approximately, $1.5 million of the charges related to lease termination costs associated with on site located in Italy and $0.5 million related to employee termination benefits.

Restructuring charges for the three months ended March 31, 2016 consisted primarily of costs associated with previously determined restructuring activities commenced by management and costs associated with the transfer of continuing products from the Holywell, U.K. facility to our other manufacturing locations.

Interest expense, net

Three Months Ended March 31,
2017	2016
(in thousands)
$12,830	$7,136

Net interest expense increased for the three months ended March 31, 2017 from the same period in 2016 primarily due to increased levels of outstanding debt used to finance our acquisition of Euticals, as well as an increase in amortization of deferred financing costs and original issue discounts related to our long-term debt.

Other expense, net

Three Months Ended March 31,
2017	2016
(in thousands)
$793	$997

Other expense, net consists primarily of gains and losses on foreign currency transactions. Other expense, net for the three months ended March 31, 2017 decreased from the same period in 2016 primarily due to the fluctuation in exchange rates associated with foreign currency transactions.

Income tax benefit

Three Months Ended March 31,
2017	2016
(in thousands)
$850	$2,218

The income tax benefit for the three months ended March 31, 2017 decreased from the same period in 2016 primarily due to an increase in U.S. income tax expense as a result of recognizing the full valuation allowance on our U.S. deferred tax assets, recorded during the second quarter of 2016, and incremental income tax expense in Spain and the U.K., partially offset by tax benefits in other tax jurisdictions.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows and proceeds from borrowings. As of March 31, 2017, we had $35.2 million in cash and cash equivalents, and $679.5 in bank and other debt (at face value). Working capital, defined as current assets less current liabilities, was $218.1 million as of March 31, 2017 and relatively flat period over period as compared to $217.4 million as of December 31, 2016.

Cash Flows – Three Months Ended March 31, 2017

During the three months ended March 31, 2017, we used cash of $6.4 million in operating activities primarily due to the timing of payments attributable to severance, employee compensation and benefits and payments to vendors that were incurred and accrued as of December 31, 2016, as well as payments associated with increased inventory levels during the period. These outflows were partially offset by collections from customers during the period. We used cash of $4.1 million in investing activities primarily attributable to $3.9 million in capital expenditures. Capital expenditures were primarily related to the growth, maintenance and upgrading of our facilities, including Euticals. Cash flow used in financing activities was $7.2 million, primarily related to the principal payments of long-term debt of $4.0 million and net repayments on short-term borrowings of $2.0 million.

Net cash used in operating activities of $6.4 million for the three months ended March 31, 2017 reflected a net loss of $10.7 million, offset by noncash expenses of $25.1 million and cash used by changes in operating assets and liabilities of $20.8 million.

The noncash expenses of $25.1 million recorded in the net loss relate to depreciation and amortization of $16.9 million, accretion of debt discount on long-term debt of $3.1 million, deferred financing costs amortization of $2.0 million and share-based compensation expense of $2.4 million.

Cash used by changes in operating assets and liabilities of $20.8 million was driven from net cash disbursements related to accounts payable and accrued expenses for severance, employee compensation and benefits and payments to vendors of $16.5 million and a net increase in inventory of $5.3 million. Additionally, increases in prepaid expenses and other assets of $5.3 million and decreases in other long-term liabilities of $2.3 million contributed to the cash outflow from changes in operating assets and liabilities. These cash outflows were partially offset by net collections from customers related to accounts receivable of $5.9 million and customer advances classified as deferred revenue of $6.0 million.

Cash Flows - Three Months Ended March 31, 2016

During the three months ended March 31, 2016, we generated cash of $11.7 million from operating activities. We used cash of $11.7 million in investing activities primarily attributable to $11.6 million in capital expenditures. Capital expenditures were primarily related to the growth, maintenance and upgrading of our facilities. Additionally, we used cash of $5.9 million in financing activities, primarily related to $5.8 million of principal payments on long-term debt.

Net cash provided by operating activities of $11.7 million for the three months ended March 31, 2016 reflected a net loss of $10.1 million, offset by adjustments for noncash expenses of $15.7 million and cash provided by changes in operating assets and liabilities of $6.1 million.

The noncash expenses of $15.7 million recorded in the net loss primarily relate to depreciation and amortization of $8.5 million, accretion of debt discount on long-term debt of $1.8 million, deferred income tax expense of $1.8 million and share-based compensation expense of $2.2 million.

Cash provided by changes in operating assets and liabilities of $6.1 million was driven primarily from net cash collections from customers related to accounts receivable of $15.5 million.

Long-Term Debt and Other Obligations

The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

As disclosed in Note 5 of the unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2017 and as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, we have a significant amount of indebtedness. We may not be able to generate enough cash flow from our operations to service our indebtedness, we may fail to meet our current credit facility’s financial covenants and we may incur additional indebtedness in the future, which could each adversely affect our business, financial condition and results of operations. Additionally, our cash convertible Senior Notes (the “Senior Notes”) comes due in 2018 and we may not have sufficient cash on hand to repay these notes. If we are unable to pay the principal on our Senior Notes, we may need to incur additional debt or issue additional securities to generate funds to cover these payments. In addition, in the event of a default under the Senior Notes, the holders and/or the trustee under the indenture governing the Senior Notes may accelerate the payment obligations thereunder, which could have a material adverse effect on our business, financial condition and results of operations. Moreover, amounts outstanding under our term loan and revolving credit facility could become due and payable on an accelerated basis under certain conditions and in certain circumstances.

We expect that additional future capital expansion and acquisition activities, if any, could be funded with cash on hand, cash from operations, borrowings under our Third Amended and Restated Credit Agreement and/or the issuance of equity or debt securities. There can be no assurance that attractive acquisition opportunities will be available to us or will be available at prices and upon such other terms that are attractive to us. We regularly evaluate potential acquisitions of other businesses, products and product lines and may hold discussions regarding such potential acquisitions. In addition, in order to meet our long-term liquidity needs or consummate future acquisitions, we may incur additional indebtedness or issue additional equity or debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to us or at all. The failure to raise the funds necessary to finance our future cash requirements or consummate future acquisitions could adversely affect our ability to pursue our strategy and could negatively affect our operations in future periods.

As of March 31, 2017, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to business combinations, inventories, goodwill and intangibles, other long-lived assets, derivative instruments and hedging activities, pension and postretirement benefit plans, and income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We refer to the policies and estimates set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no material changes or modifications to the policies since December 31, 2016.

Recently Issued Accounting Pronouncements

Refer to Note 1 to the unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes during the three months ended March 31, 2017 with respect to the information on Quantitative and Qualitative Disclosures about Market Risk appearing in Part II, Item 7A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material changes to the Legal Proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 1A. Risk Factors

In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part II, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents share repurchases during the three months ended March 31, 2017:

Issuer Purchases of Equity Securities

			(c)	(d)
			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
	(a)	(b)	Part of Publicly	May Yet Be
	Total Number	Average Price	Announced	Purchased
	of Shares	Paid Per	Plans or	Under the Plans or
Period	Purchased (1)	Share	Programs	Programs
January 1, 2017 - January 31, 2017	21	$18.48	N/A	N/A
February 1, 2017 - February 28, 2017	76	18.53	N/A	N/A
March 1, 2017 - March 31, 2017	7	14.44	N/A	N/A
Total	104	$18.25	N/A	N/A

(1) Consists of shares repurchased by the Company to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock held by employees.

Item 6.    Exhibits

Exhibit
Number	Description

10.1	Amended Employment Agreement by and among Albany Molecular Research, Inc. and Milton Boyer dated February 8, 2017.*

10.2	Amended Employment Agreement by and among Albany Molecular Research, Inc. and Christopher M. Conway dated February 8, 2017.*

10.3	Amended Employment Agreement by and among Albany Molecular Research, Inc. and Steven R. Hagen dated February 8, 2017.*

10.4	Amended Employment Agreement by and among Albany Molecular Research, Inc. and Lori M. Henderson dated February 8, 2017.*

10.5	Amended Employment Agreement by and among Albany Molecular Research, Inc. and Felicia Ladin dated February 8, 2017.*

10.6	Amended Employment Agreement by and among Albany Molecular Research, Inc. and William S. Marth dated February 8, 2017.*

10.7	Amended Employment Agreement by and among Albany Molecular Research, Inc. and George Svokos dated February 8, 2017.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	XBRL (eXtensible Business Reporting Language). The following materials from Albany Molecular Research, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Cash Flows and (v) notes to consolidated financial statements.*

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

ALBANY MOLECULAR RESEARCH, INC.

Date: May 9, 2017	By:	/s/ Felicia I. Ladin
Felicia I. Ladin
On behalf of the Registrant as Senior Vice President, Chief Financial Officer and Treasurer (and also as Principal Financial Officer)

