Form 10-Q
period 2017-06-30
ALBANY MOLECULAR RESEARCH INC
filed 2017-08-09
CIK 1065087

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2017
Common Stock, $.01 par value	43,119,283 excluding treasury shares of 5,689,657

ALBANY MOLECULAR RESEARCH, INC.

INTRODUCTORY NOTE

On June 6, 2017, we announced that we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to be acquired by affiliates Carlyle Partners VI, L.P. and GTCR Fund XI/A LP, GTCR Fund XI/C LP, and GTCR Co-Invest XI LP. Under the terms of the Merger Agreement, our stockholders will be entitled to receive $21.75 per share following the closing of the proposed merger. The merger, which is expected to close in the third quarter of 2017, is subject to approval by our stockholders, regulatory approvals and other customary closing conditions.

PART I — FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements (Unaudited)

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except for per share data)	2017	2016	2017	2016

Contract revenue	$170,720	$116,457	$330,945	$219,295
Recurring royalties	2,212	4,353	5,809	7,094
Total revenue	172,932	120,810	336,754	226,389

Cost of contract revenue	131,715	82,214	254,493	161,577
Research and development	3,463	3,479	6,836	6,647
Selling, general and administrative	38,645	27,924	72,075	52,525
Restructuring and other charges	153	526	2,311	3,126
Impairment charges	512	201	512	201
Total operating expenses	174,488	114,344	336,227	224,076

(Loss) income from operations	(1,556)	6,466	527	2,313

Interest expense, net	(12,710)	(7,064)	(25,540)	(14,200)
Other expense, net	(633)	(5,661)	(1,425)	(6,657)

Loss before income tax (benefit) expense	(14,899)	(6,259)	(26,438)	(18,544)

Income tax (benefit) expense	(4,652)	15,008	(5,501)	12,791

Net loss	$(10,247)	$(21,267)	$(20,937)	$(31,335)

Basic and diluted loss per share	$(0.24)	$(0.61)	$(0.49)	$(0.90)

See notes to unaudited Condensed Consolidated Financial Statements.

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016

Net loss	$(10,247)	$(21,267)	$(20,937)	$(31,335)
Foreign currency translation gain (loss)	26,017	(5,761)	33,304	33
Net actuarial gain on pension and postretirement benefits	118	115	236	230
Total comprehensive income (loss)	$15,888	$(26,913)	$12,603	$(31,072)

See notes to unaudited Condensed Consolidated Financial Statements.

Albany Molecular Research, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
(Dollars in thousands, except for per share data)	2017	2016

Assets
Current assets:
Cash and cash equivalents	$42,227	$52,000
Restricted cash	300	236
Accounts receivable, net	139,342	144,795
Royalty income receivable	2,755	3,486
Inventory	186,409	167,111
Prepaid expenses and other current assets	26,138	22,109
Income taxes receivable	5,532	2,026
Property and equipment held for sale	1,209	1,148
Total current assets	403,912	392,911

Property and equipment, net	362,036	364,806
Notes hedges	64,677	51,003
Goodwill	238,702	231,256
Intangible assets and patents, net	168,382	165,174
Deferred income taxes	563	504
Other assets	4,102	3,994
Total assets	$1,242,374	$1,209,648
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$116,919	$122,210
Deferred revenue	20,188	13,370
Income taxes payable	2,222	2,826
Accrued pension benefits	958	680
Short-term borrowings	20,810	22,515
Current installments of long-term debt	431,562	13,917
Total current liabilities	592,659	175,518
Long-term liabilities:
Long-term debt, excluding current installments, net	195,591	604,476
Notes conversion derivative	64,677	51,003
Income taxes payable	3,068	3,769
Pension and postretirement benefits	18,412	18,615
Deferred income taxes	34,782	40,058
Other long-term liabilities	16,162	17,227
Total liabilities	925,351	910,666

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 2,000 shares, none issued or outstanding	-	-
Common stock, $0.01 par value, authorized 100,000 shares, 48,643 shares issued as of June 30, 2017 and 48,465 shares issued as of December 31, 2016	486	485
Additional paid-in capital	407,884	400,496
(Accumulated deficit) retained earnings	(13,777)	7,160
Accumulated other comprehensive loss, net	(6,190)	(39,730)
	388,403	368,411
Less, treasury shares at cost, 5,680 shares as of June 30, 2017 and 5,573 shares as of December 31, 2016	(71,380)	(69,429)
Total stockholders’ equity	317,023	298,982
Total liabilities and stockholders’ equity	$1,242,374	$1,209,648

See notes to unaudited Condensed Consolidated Financial Statements.

Albany Molecular Research, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016

Operating activities
Net loss	$(20,937)	$(31,335)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and intangible asset amortization	34,218	16,280
Deferred financing costs amortization	3,945	1,938
Accretion of discount on long-term debt	6,354	3,649
Unrealized loss on hedge instrument	-	6,401
Deferred income taxes	(6,648)	9,667
Loss (gain) on disposal of property and equipment	369	(139)
Impairment charges	512	201
Allowance for bad debts	1,003	275
Share-based compensation expense	6,467	4,630
Changes in operating assets and liabilities that provide (use) cash, net of impact of business combinations:
Accounts receivable	10,169	9,886
Royalty income receivable	830	274
Inventory	(11,165)	(3,203)
Prepaid expenses and other assets	(2,834)	(5,729)
Accounts payable and accrued expenses	(12,275)	1,180
Income taxes	(3,907)	3,969
Deferred revenue	6,193	(4,225)
Pension and postretirement benefits	(582)	(70)
Other long-term liabilities	(3,192)	1,592
Net cash provided by operating activities	8,520	15,241

Investing activities
Purchases of businesses, net of cash acquired	-	(1,056)
Purchases of property and equipment	(10,486)	(24,966)
Payments for patent applications and other costs	(151)	(158)
Proceeds from disposal of property and equipment	-	675
Net cash used in investing activities	(10,637)	(25,505)

Financing activities
Issuance of short-term borrowings	52,547	-
Principal payments on short-term borrowings	(55,986)	-
Borrowings on long-term debt	-	250
Principal payments on long-term debt	(7,352)	(10,773)
Change in restricted cash	(64)	2,253
Proceeds from exercise of options and Employee Stock Purchase Plan	921	903
Purchases of treasury stock	(1,951)	(770)
Net cash used in financing activities	(11,885)	(8,137)

Effect of exchange rate changes on cash and cash equivalents	4,229	(267)

Decrease in cash and cash equivalents	(9,773)	(18,668)

Cash and cash equivalents at beginning of period	52,000	49,343

Cash and cash equivalents at end of period	$42,227	$30,675

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15,478	$8,603
Income taxes, net	$4,974	$1,101

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In accordance with Rule 10-01, the unaudited Condensed Consolidated Financial Statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair statement of the results for the interim period have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for any other period or for the year ending December 31, 2017. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries as of and for the three and six months ended June 30, 2017. All intercompany balances and transactions have been eliminated during consolidation. Assets and liabilities of non-U.S. operations are translated at period-end rates of exchange, and the statements of operations are translated at the average rates of exchange for the period. Gains or losses resulting from translating non-U.S. currency financial statements are recorded in the unaudited Condensed Consolidated Statements of Comprehensive Loss and in ‘Accumulated other comprehensive loss, net’ in the accompanying unaudited Condensed Consolidated Balance Sheets. When necessary, balances of prior period unaudited Condensed Consolidated Financial Statements have been reclassified to conform to the current year presentation.

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

Collaboration Arrangement Revenues:

The Company enters into collaboration arrangements with third parties for the development and manufacture of certain products and/or product candidates. These arrangements may include non-refundable, upfront payments, milestone payments and cost sharing arrangements during the development stage, payments for manufacturing based on cost plus an agreed percentage, as well as profit sharing payments during the product’s commercial stage.

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

Restricted cash balances at June 30, 2017 and December 31, 2016 are required pursuant to the Company’s Singapore lease agreements.

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

Recent Accounting Pronouncements:

Accounting Pronouncements Issued But Not Yet Adopted

In March 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefits", which requires the service cost component of net benefit costs be reported with other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit costs are required to be presented separately from the service cost component and outside of income from operations. This amendment also allows only the service cost component to be eligible for capitalization when applicable. The ASU is effective for interim and annual periods beginning after December 15, 2017. The Company is still evaluating the impact this standard will have on its consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU 2016-02, “Leases.” The standard established the principles that lessees and lessors will apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. The ASU is effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers: (Topic 606)." This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in ASC Topic 605, "Revenue Recognition," and most industry-specific guidance. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of ASC Topic 360, "Property, Plant, and Equipment," and intangible assets within the scope of ASC Topic 350, "Intangibles-Goodwill and Other") are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for calendar years beginning after December 15, 2017. Early adoption is not permitted. The Company has begun to evaluate the impact of this new standard on its consolidated financial statements, information technology ("IT") systems, policies and business processes and controls. The Company has developed an implementation plan to adopt this new guidance including determining the method of adoption. As part of this plan, the Company is currently reviewing customer contract provisions for all of its revenue streams and assessing the potential impact this standard will have on the consolidated financial statements and related disclosures. Based on the Company’s assessment procedures performed to date, it is currently unable to estimate the impact this standard will have on the consolidated financial statements; however, the Company anticipates that the adoption of the new standard will require it to make changes to its business processes and controls.

Accounting Pronouncements Recently Adopted

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting.” The standard provides clarity and reduces both diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company has early adopted this ASU as of April 1, 2017 with no impact on the Company’s consolidated financial statements resulting from its adoption.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” The standard simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. The ASU is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has early adopted this ASU as of January 1, 2017 with no impact on the Company’s consolidated financial statements resulting from its adoption.

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business.” The standard clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. Early adoption is permitted for certain transactions. The Company has early adopted this ASU as of January 1, 2017 with no impact on the Company’s consolidated financial statements resulting from its adoption.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The standard reduces complexity in several aspects of the accounting for employee share-based compensation, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Note 2 — Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Weighted average common shares outstanding – basic and diluted	42,520	34,935	42,452	34,826

The Company has excluded certain outstanding stock options, non-vested restricted stock and warrants from the calculation of diluted earnings per share for the three and six months ended June 30, 2017 and 2016 because of anti-dilutive effects. The weighted average number of anti-dilutive common equivalents outstanding (before the effects of the treasury stock method) was 12,148 and 11,662 for the three months ended June 30, 2017 and 2016, respectively, and 11,937 and 11,765 for the six months ended June 30, 2017 and 2016, respectively. These amounts are not included in the calculation of weighted average common shares outstanding.

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

The following table summarizes the allocation of the aggregate purchase price to the estimated fair value of the net assets acquired:

July 11,
2016
Assets Acquired
Accounts receivable	$30,977
Prepaid expenses and other current assets	5,564
Inventory	103,895
Income taxes receivable	396
Property and equipment	159,924
Intangible assets	59,457
Goodwill	64,018
Other long term-assets	713
Total assets acquired	$424,944

Liabilities Assumed
Accounts payable and accrued expenses	$61,256
Short-term borrowings	27,362
Deferred revenue	3,399
Deferred income taxes	29,422
Pension benefits	13,201
Environmental liabilities	11,716
Other long-term liabilities	1,521
Total liabilities assumed	147,877
Net assets acquired	$277,067

The purchase price allocation was adjusted in the first quarter of 2017 due to the recognition of income tax receivables of $16 and deferred tax assets of $2,312. The purchase price allocation was adjusted in the second quarter of 2017 due to the recognition of income tax indemnification receivables from Lauro Cinquantasette S.p.A of $1,072, the recognition of a liability associated with a customer concession of $245, and the recognition of income tax receivables of $191. These adjustments resulted in a net decrease to goodwill of $3,346. The Company does not expect any further adjustments to the purchase price allocation.

The Company has attributed the goodwill of $64,018 to an expanded global footprint and additional market opportunities that the Euticals’ business offers within the API and DDS segments. The goodwill is not deductible for tax purposes. Intangible assets acquired consist of customer relationships of $7,073, with an estimated life of 9 years, developed technology of $44,648, with an estimated life of 16 years, and manufacturing intellectual property and know-how of $7,736, with an estimated life of 18 years.

Pro forma Information (Unaudited)

The following table shows the unaudited pro forma statements of operations for the three and six months ended June 30, 2016, as if the Euticals Acquisition had occurred on January 1, 2015. This pro forma information does not purport to represent what the Company’s actual results would have been if the acquisition had occurred as of the date indicated or what such results would be for any future periods.

	Three months ended	Six months ended
	June 30, 2016	June 30, 2016

Total revenue	$177,355	$339,478
Net loss	$(11,741)	$(28,963)
Pro forma shares - basic and diluted	41,986	41,877
Loss per share:
Basic and diluted	$(0.28)	$(0.69)

The following table shows the pro forma adjustments made to the weighted average shares outstanding for the three and six months ended June 30, 2016:

	Three months ended	Six months ended
	June 30, 2016	June 30, 2016
Weighted average common shares outstanding - basic and diluted	34,935	34,826
Pro forma impact of acquisition consideration	7,051	7,051
Pro forma weighted average shares - basic and diluted	41,986	41,877

For the three and six month periods ended June 30, 2016, pre-tax net income was adjusted by reducing expenses by $3,198 and $4,561, respectively, for acquisition-related costs and increasing expenses by $2,825 and $5,621, respectively, for purchase accounting related depreciation and amortization.

The Company’s historical financial statements for the three and six months ended June 30, 2016 include the recognition of an unrealized loss associated with the foreign currency derivative that was entered into for the purpose of hedging the euro denominated Euticals purchase price. For purposes of presenting the pro forma statements of operations for the three month and six month periods ended June 30, 2016, pre-tax net income was adjusted by reducing expenses by $6,401, as the unrealized loss on the foreign currency derivative would have been recognized during the year ended December 31, 2014 assuming a January 1, 2015 acquisition date.

The Company partially funded the Euticals Acquisition utilizing the proceeds from a $230,000 term loan that was provided for in conjunction with the Third Amended and Restated Credit Agreement, entered into with Barclays Bank PLC, as administrative agent and collateral agent, and the lenders party thereto (the “Third Restated Credit Agreement”), which was completed on July 7, 2016, along with the issuance of the Euticals Seller Notes on July 11, 2016 (see Note 5). The Company did not have sufficient cash on hand to complete the acquisition as of January 1, 2015. For the purposes of presenting the pro forma statements of operations for the three and six months ended June 30, 2016, the Company has assumed that it entered into the Third Restated Credit Agreement and issued the Euticals Seller Notes on January 1, 2015 for an amount sufficient to fund the preliminary cash consideration to acquire Euticals as of that date. The pro forma statement of operations for the three and six months ended June 30, 2016 reflects the recognition of interest expense that would have been incurred had the Third Restated Credit Agreement and the Euticals Seller Notes been entered into and issued, respectively, on January 1, 2015. The Company has recorded $3,841 and $7,682, respectively, of pro forma interest expense on the Third Restated Credit Agreement and the Euticals Seller Notes for the purposes of presenting the pro forma statements of operations for the three and six months ended June 30, 2016.

A portion of Euticals’ debt was paid by the Company at the closing of the Euticals Acquisition. For the purposes of presenting the pro forma statement of operations for the three and six months ended June 30, 2016, the Company has reduced expenses by $1,623 and $3,246, respectively, assuming the debt and accrued interest were paid on January 1, 2015.

During the three month period ended June 30, 2016, the Company established a valuation allowance against its U.S. deferred tax assets.  For the purposes of presenting the pro forma statements of operations for the three and six months ended June 30, 2016, the Company has assumed that it would have been required to establish a valuation allowance against the combined U.S. deferred tax assets of the Company and Euticals on January 1, 2015 assuming a January 1, 2015 acquisition date.  In addition, the pro forma adjustments to income tax expense (benefit), at the applicable effective rates (including the effect of establishing a valuation allowance against the combined U.S. deferred tax assets of the Company and Euticals), the tax effects of the pro forma pre-tax adjustments recorded in the statements of operations.

Note 4 — Inventory

Inventory consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016(a)

Raw materials	$59,556	$57,071
Work-in-process	61,305	57,808
Finished goods	65,548	52,232
Total inventory	$186,409	$167,111

(a)	Certain adjustments have been made to December 31, 2016 inventory classifications to conform to current year presentation.

Note 5 — Debt

Short-Term Borrowings

In connection with the Euticals Acquisition, the Company assumed the short-term borrowing obligations of Euticals, consisting of multiple bank revolving lines of credit with a maximum borrowing capacity of €42,200, or $48,206, at June 30, 2017 (the “Euticals Revolving Credit Facilities”). The Euticals Revolving Credit Facilities support Euticals’ short-term working capital needs and are collateralized, in part, by certain Euticals’ trade receivables balances. The Euticals Revolving Credit Facilities are subject to variable interest rates and the average effective interest rate was 3.51% during the six months ended June 30, 2017.

As of June 30, 2017, the aggregate outstanding balance under the Euticals Revolving Credit Facilities was $20,810 and the related trade receivables collateral was $11,700.

Long-Term Debt

The following table summarizes long-term debt:

	June 30,	December 31,
	2017	2016

Convertible senior notes, net of unamortized discount	$139,210	$135,652
Term loan, net of unamortized discount	422,451	423,698
Euticals Seller Notes, net of unamortized discount	49,606	43,947
Various borrowings with institutions, Gadea loans	22,703	25,784
Capital leases – equipment & other	1,190	1,263
	635,160	630,344
Less: deferred financing fees	(8,007)	(11,951)
Less: current portion	(431,562)	(13,917)
Total long-term debt, excluding current portion	$195,591	$604,476

The aggregate maturities of long-term debt, exclusive of unamortized debt discount of $25,744 at June 30, 2017, are as follows:

2017 (remaining)	$7,087
2018	581,069
2019	27,229
2020	23,207
2021	21,594
Thereafter	718
Total	$660,904

Term Loans

In connection with the Euticals Acquisition, on July 7, 2016, the Company entered into the Third Restated Credit Agreement, which (i) provided incremental senior secured first lien term loans in an aggregate principal amount of $230,000 (the “Incremental Term Loans”) thereby increasing the aggregate principal amount of senior secured first lien term loans under the prior credit agreement to $428,500, and (ii) increased the first lien revolving credit facility commitments by $5,000 to $35,000. The Company used the proceeds of the Incremental Term Loans primarily to: (i) pay a portion of the cash consideration for the Euticals Acquisition; (ii) pay various fees and expenses incurred in connection with the Euticals Acquisition and related financing activities; and (iii) repay the $30,000 outstanding under the first lien revolving credit facility.

The Third Restated Credit Agreement requires that the Company make quarterly repayments of $600 toward the Incremental Term Loans principal beginning on September 30, 2016. Pursuant to their terms, all remaining unpaid principal amounts of the Incremental Term Loans matures and becomes payable on July 16, 2021 and the revolving credit facility commitments under the Third Restated Credit Agreement terminates and all amounts then outstanding thereunder become payable on July 16, 2020, subject, in each case, to earlier acceleration, on (i) the date that is six months prior to the scheduled maturity date (November 15, 2018) of the Company’s 2.25% Cash Convertible Senior Notes issued on December 4, 2013 (the “Notes”) if on such date, both (x) more than $25,000 of the Notes shall remain outstanding and (y) the ratio of the secured debt of the Company and its subsidiaries to the EBITDA of the Company and its subsidiaries exceeds 1.50:1.00, or (ii) April 7, 2019, April 7, 2020 or April 7, 2021, respectively, in each case to the extent that at any such date the Company has not (x) prepaid or otherwise satisfied the amortization or final maturity payment amounts to next come due under each Euticals Seller Note then outstanding or (y) refinanced such amortization or final maturity payment amount to next come due under each Euticals Seller Note then outstanding in a manner permitted by the Third Restated Credit Agreement. In consideration of these repayment acceleration provisions the Company has included the net carrying amount of the Term Loans as part of Current installments of long-term debt on the Condensed Consolidated Balance Sheet as of June 30, 2017.

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

The face value of the term loans reconciles to the net carrying amount as follows:

	June 30,	December 31,
	2017	2016

Principal amount - term loan	$424,183	$426,341

Unamortized debt discount	(1,732)	(2,643)

Net carrying amount of term loan	$422,451	$423,698

For the three months ended June 30, 2017 and 2016, the Company recognized $458 and $172, respectively, and for the six months ended June 30, 2017 and 2016, the Company recorded $910 and $343, respectively, of amortization of the debt discount as interest expense based upon the effective rate of approximately 6.2%.

Euticals Seller Notes

As indicated in Note 3, in connection with the Euticals Acquisition, on July 11, 2016, the Company issued two notes to Lauro Cinquantasette S.p.A. with a combined face value of €55,000, that were valued at $44,342 (net of original issue discount of $16,441). The Euticals Seller Notes are unsecured promissory notes, guaranteed by the Company, and are subject to customary representations and warranties and events of default with repayment to be made in three equal annual installments made on the third, fourth and fifth anniversaries of the Euticals Acquisition closing date. The repayment is subject to certain set off rights of the Company relating to the seller’s indemnification obligations. The Euticals Seller Notes are subject to an interest rate equal to 0.25% per annum, which is due and payable in cash on the first day of January, April, July and October during each calendar year. The Euticals Seller Notes were recognized net of an original issue discount of $16,441. For the three and six months ended June 30, 2017, the Company recorded $995 and $1,884, respectively, of amortization of the debt discount as interest expense based upon an effective rate of 8.32%.

The face value of the Euticals Seller Notes reconciles to the net carrying amount as follows:

	June 30,	December 31,
	2017	2016

Principal amount - Euticals Seller Notes	$62,828	$57,862

Unamortized debt discount	(13,222)	(13,915)

Net carrying amount of Euticals Seller Notes	$49,606	$43,947

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

The cash conversion feature of the Notes (“Notes Conversion Derivative”) requires bifurcation from the Notes in accordance with ASC 815, “Derivatives and Hedging,” and is accounted for as a derivative liability. The fair value of the Notes Conversion Derivative at the time of issuance of the Notes was $33,600 and was recorded as original debt discount for purposes of accounting for the debt component of the Notes. This discount is amortized as interest expense using the effective interest method over the term of the Notes. For the three months ended June 30, 2017 and 2016, the Company recorded $1,796 and $1,664, respectively, and for the six months ended June 30, 2017 and 2016, the Company recorded $3,558 and $3,308, respectively, of amortization of the debt discount as interest expense based upon an effective rate of 7.69%. The cash conversion feature is expected to be exercised by the holders in connection with the repayment of the Notes upon the closing of the pending Merger disclosed in Note 14.

The fair value of the Notes reconciles to the net carrying amount as follows:

	June 30,	December 31,
	2017	2016
Principal amount	$150,000	$150,000

Unamortized debt discount	(10,790)	(14,348)

Net carrying amount of Notes	$139,210	$135,652

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

Neither the Notes Conversion Derivative nor the Notes Hedges qualify for hedge accounting, thus any changes in the fair market value of the derivatives is recognized immediately in the statement of operations. During the six months ended June 30, 2017 and 2016, the changes in fair market value of the Notes Conversion Derivative and the Notes Hedges were equal and offsetting; therefore the net impact recognized in the statement of operations was zero.

The following table summarizes the fair value and the presentation in the consolidated balance sheet:

	June 30,	December 31,
	2017	2016
Notes hedges asset	$64,677	$51,003

Notes conversion derivative liability	$(64,677)	$(51,003)

The change in fair value from December 31, 2016 to June 30, 2017 is primarily a result of the increase in the Company’s stock price since December 31, 2016 resulting from the Merger Agreement disclosed in Note 14.

Note 6 — Restructuring and Other Charges

During the three months ended June 30, 2017, the Company recorded $85, ($192) and $344 related to employee termination benefits, leased facility closure costs and other restructuring costs, respectively, associated with previously initiated restructuring actions in Europe and Singapore.

During the six months ended June 30, 2017, the Company recorded $447, $1,358 and $506 related to employee termination benefits, leased facility closure costs and other restructuring costs, respectively, associated with previously initiated restructuring actions in Europe and Singapore.

The following table displays the restructuring activity and liability balances for the six-month period ended and as of June 30, 2017:

				Foreign
				Currency
	Balance at			Translation &	Balance at
	January 1,		Amounts	Other	June 30,
	2017	Charges	Paid	Adjustments	2017

Termination benefits and personnel realignment	$4,471	$447	$(4,087)	$72	$903
Lease termination and relocation charges	143	1,358	(37)	319	1,783
Other	-	506	(113)	(393)	-
Total	$4,614	$2,311	$(4,237)	$(2)	$2,686

Termination benefits and personnel realignment costs relate to severance packages, outplacement services, and career counseling for employees affected by the restructuring. Lease termination charges relate to estimated costs associated with exiting a facility, net of estimated sublease income.

Anticipated cash outflow for the remainder of 2017 related to the above restructuring liabilities as of June 30, 2017 is approximately $2,686.

As a result of a prior restructuring initiative to close the Holywell, U.K. site, the Company is currently marketing its Holywell, U.K. facility for sale. The facility is an asset of the API operating segment and is classified as held for sale with the long-lived assets segregated to a separate line on the Condensed Consolidated Balance Sheets until it is sold. Depreciation expense on the facility has ceased. The carrying value of the facility is $1,209 at June 30, 2017.

Note 7 — Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2017 were as follows:

	DDS	API	DP	Total
Balance as of December 31, 2016	$52,045	$104,556	$74,655	$231,256
Measurement period adjustment	1	(3,348)	-	(3,347)
Foreign exchange translation	549	8,017	2,227	10,793
Balance as of June 30, 2017	$52,595	$109,225	$76,882	$238,702

The components of intangible assets are as follows:

				Foreign
			Accumulated	Exchange		Amortization
	Cost	Impairment	Amortization	Translation	Net	Period
June 30, 2017
Intellectual Property and Know-How	$28,608	$(2,709)	$(5,426)	$93	$20,566	2-18 years
Customer Relationships	93,847	-	(13,838)	602	80,611	5-20 years
Product Portfolio	44,649	-	(2,639)	1,092	43,102	16 years
In-Process Research and Development	18,000	-	-	672	18,672	indefinite
Tradename	4,100	-	-	153	4,253	indefinite
Trademarks	2,272	-	(1,094)	-	1,178	5 years
Order Backlog	200	-	(204)	4	-	n/a
Total	$191,676	$(2,709)	$(23,201)	$2,616	$168,382

				Foreign
			Accumulated	Exchange		Amortization
	Cost	Impairment	Amortization	Translation	Net	Period
December 31, 2016
Intellectual Property and Know-How	$28,457	$(2,709)	$(4,639)	$(1,295)	$19,814	2-18 years
Customer Relationships	93,847	-	(10,522)	(1,748)	81,577	5-20 years
Product Portfolio	44,649	-	(1,253)	(2,105)	41,291	16 years
In-Process Research and Development	18,000	-	-	(804)	17,196	indefinite
Tradename	4,100	-	-	(183)	3,917	indefinite
Trademarks	2,272	-	(893)	-	1,379	5 years
Order Backlog	200	-	(204)	4	-	n/a
Total	$191,525	$(2,709)	$(17,511)	$(6,131)	$165,174

Amortization expense related to intangible assets was $2,883 and $1,958 for the three months ended June 30, 2017 and 2016, respectively, and $5,690 and $3,900 for the six months ended June 30, 2017 and 2016, respectively. The weighted average amortization period is 12.67 years.

The following chart represents estimated future annual amortization expense related to intangible assets:

Year ending December 31,
2017 (remaining)	$5,739
2018	11,744
2019	11,743
2020	11,743
2021	11,743
Thereafter	92,745
Total	$145,457

Note 8 — Share-Based Compensation

During the three and six months ended June 30, 2017, the Company recognized total share-based compensation cost of $4,112 and $6,467, respectively, as compared to total share-based compensation cost for the three and six months ended June 30, 3016 of $2,484 and $4,630, respectively.

The Company grants share-based compensation, including restricted shares, under its 1998 Stock Option Plan, its 2008 Stock Option and Incentive Plan, as amended, as well as its 1998 Employee Stock Purchase Plan, as amended (“ESPP”). The 1998 Stock Option Plan, the 2008 Stock Option and Incentive Plan and ESPP are together referred to as the “Stock Option and Incentive Plans.”

Restricted Stock

A summary of unvested restricted stock activity during the six months ended June 30, 2017 is presented below:

		Weighted
		Average Grant Date
	Number of	Fair Value Per
	Shares	Share
Outstanding, January 1, 2017	1,254	$14.01
Granted	458	$19.23
Vested	(370)	$12.17
Forfeited	(45)	$17.30
Outstanding, June 30, 2017	1,297	$16.32

As of June 30, 2017, there was $16,644 of total unrecognized compensation cost related to unvested restricted shares. That cost is expected to be recognized over a weighted-average period of 2.71 years. Of the 1,297 shares outstanding, 175 shares of restricted stock outstanding have market-based vesting provisions. The grant date fair value assumptions for these shares contain a vesting probability factor to reflect the Company’s expectation that not all shares will vest. Of the remaining 1,122 shares of restricted stock outstanding, the Company currently expects all shares to vest.

Stock Options

The per share weighted-average fair value of stock options granted is determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Six Months Ended June 30,
	2017	2016
Expected life in years	5	5
Interest rate	1.81%	1.25%
Volatility	44%	42%
Dividend yield	-	-

A summary of stock option activity during the six months ended June 30, 2017 is presented below:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual Term	Intrinsic
	Shares	Price Per Share	(Years)	Value
Outstanding, January 1, 2017	1,578	$9.93
Granted	540	$18.41
Exercised	(29)	$10.69
Forfeited	-	$-
Expired	-	$-
Outstanding, June 30, 2017	2,089	$12.11	6.96	$20,032
Options exercisable, June 30, 2017	1,213	$8.63	5.54	$15,859

The weighted average fair value of stock options granted for the six months ended June 30, 2017 and 2016 was $7.49 and $5.98, respectively. As of June 30, 2017, there was $5,131 of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 3.07 years. Of the 876 stock options outstanding and not exercisable, we currently expect all options to vest.

The Company recognized $1,600 of stock based compensation expense during the three months ended June 30, 2017 related to certain modifications approved during the period to granted and unexercised stock options of two Company directors who completed their service on the Board of Directors during the period.

Employee Stock Purchase Plan

During the six months ended June 30, 2017 and 2016, 53 and 54 shares, respectively, were issued under the Company’s ESPP.

During the six months ended June 30, 2017 and 2016, cash received from stock option exercises and employee stock purchases under the ESPP was $921 and $903, respectively. The excess tax benefit realized for the tax deductions from share-based compensation was $0 for both the six months ended June 30, 2017 and 2016, respectively. After entering into the “Merger Agreement” the Company seized taking contributions under the ESPP.

Note 9 — Business Segments

The Company organizes its operations into the API, DDS, DP and FC segments. The API segment provides pilot to commercial scale manufacturing of active pharmaceutical ingredients and intermediates. The DP segment provides pre-formulation, formulation and process development through commercial scale production of complex liquid-filled and lyophilized sterile injectable products and ophthalmic formulations. The DDS segment provides activities such as drug lead discovery, optimization, drug development and small and medium scale commercial manufacturing. The FC segment provides lab to commercial scale synthesis of reagents and diverse compounds. Corporate activities include sales and marketing and administrative functions, as well as research and development costs that have not been allocated to the operating segments.

The following table contains earnings data by operating segment, reconciled to totals included in the unaudited Condensed Consolidated Financial Statements:

			Income
		Recurring	(Loss)	Depreciation
	Contract	Royalty	from	and
	Revenue	Revenue	Operations	Amortization
For the three months ended June 30, 2017
API	$100,448	$1,580	$(2,420)	$11,853
DDS	30,865	-	9,568	1,957
DP	31,853	632	7,281	2,115
FC	7,554	-	1,301	708
Corporate	-	-	(17,286)	729
Total	$170,720	$2,212	$(1,556)	$17,362

			Income
		Recurring	(Loss)	Depreciation
	Contract	Royalty	from	and
	Revenue (a)	Revenue	Operations (b)	Amortization (b)
For the three months ended June 30, 2016
API	$64,706	$4,353	$16,358	$3,440
DDS	26,561	-	3,871	2,055
DP	25,190	-	3,445	1,864
Corporate	-	-	(17,208)	397
Total	$116,457	$4,353	$6,466	$7,756

			Income
		Recurring	(Loss)	Depreciation
	Contract	Royalty	from	and
	Revenue	Revenue	Operations	Amortization
For the six months ended June 30, 2017
API	$203,810	$4,345	$10,149	$23,440
DDS	60,033	-	14,043	3,920
DP	54,387	1,464	8,143	4,176
FC	12,715	-	1,296	1,260
Corporate	-	-	(33,104)	1,422
Total	$330,945	$5,809	$527	$34,218

			Income
		Recurring	(Loss)	Depreciation
	Contract	Royalty	from	and
	Revenue (a)	Revenue	Operations (b)	Amortization (b)
For the six months ended June 30, 2016
API	$119,076	$7,094	$24,836	$6,548
DDS	50,096	-	5,326	5,235
DP	50,123	-	3,774	3,685
Corporate	-	-	(31,623)	812
Total	$219,295	$7,094	$2,313	$16,280

(a)	A portion of the 2016 amounts were reclassified between API and DDS to better align business activities within the Company’s reporting segments.
(b)	A portion of the 2016 amounts were reclassified between Corporate, API, DDS and DP to better align business activities within the Company’s reporting segments.

The following table summarizes other information by segment as of June 30, 2017 and capital expenditures for the six-month period ended June 30, 2017:

	API	DDS	DP	FC	Corporate	Total
Long-lived assets	$430,449	$116,647	$169,251	$24,108	$28,665	$769,120
Goodwill included in total assets	109,225	52,595	76,882	-	-	$238,702
Total assets	728,513	152,780	213,014	38,475	109,592	$1,242,374
Investments in unconsolidated affiliates	-	-	-	-	956	$956
Capital expenditures (six months ended June 30, 2017)	5,758	1,542	2,368	5	813	$10,486

The following table summarizes other information by segment as of December 31, 2016 and capital expenditures for the six-month period ended June 30, 2016:

	API	DDS	DP	FC	Corporate	Total
Long-lived assets	$425,207	$117,174	$165,781	$23,958	$29,116	$761,236
Goodwill included in total assets	104,556	52,045	74,655	-	-	231,256
Total assets	706,838	172,408	209,689	38,444	82,269	1,209,648
Investments in unconsolidated affiliates	-	-	-	-	956	956
Capital expenditures (six months ended June 30, 2016)	13,707	4,718	4,054	-	2,487	24,966

Note 10 — Financial Information by Customer Concentration and Geographic Area

Total percentages of contract revenues by each segment’s three largest customers for the three and six months ended June 30, 2017 and 2016 are indicated in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

API	13%, 11%, 5%	16%, 12%, 8%	12%, 9%, 7%	17%, 11%, 6%
DDS	6%, 5%, 3%	10%, 4%, 4%	6%, 5%, 3%	11%, 4%, 4%
DP	12%, 10%, 9%	12%, 11%, 10%	11%, 8%, 7%	12%, 7%, 7%
FC	26%, 23%, 14%	-	29%, 18%, 10%	-

Total contract revenue from GE Healthcare (“GE”), the Company’s largest customer, represented 7% of total contract revenue for both the three and six months ended June 30, 2017, respectively. Total contract revenue from GE represented 9% of total contract revenue for both the three and six months ended June 30, 2016, respectively.

Contract revenue by geographic region, based on the location of the customer, and expressed as a percentage of total contract revenue follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

United States	50%	59%	50%	61
Europe	30	31	31	30
Asia	14	6	14	5
Other	6	4	5	4
Total	100%	100%	100%	100

Long-lived assets by geographic region are as follows:

	June 30,	December 31,
	2017	2016
United States	$351,217	$357,711
Asia	14,416	14,195
Europe	403,487	389,330
Total long-lived assets	$769,120	$761,236

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

Convertible senior notes, derivatives and hedging instruments: The fair value of the Company’s Notes, which differ from their carrying value, are influenced by interest rates and the Company's stock price and stock price volatility and are determined by prices for the Notes observed in market trading, which are level 2 inputs. The estimated fair value of the Notes at June 30, 2017 was $214,655. The Notes Hedges and the Notes Conversion Derivative are measured at fair value using level 2 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable market data for all inputs, such as implied volatility of the Company's common stock, risk-free interest rate and other factors.

Interest rate swaps: At June 30, 2017, the Company remained contracted under a derivative financial instrument to reduce the impact of fluctuations in variable interest rates on a loan that a financial institution granted in February 2015, which is a level 2 input. The estimated fair value of the swap at June 30, 2017 was a liability of $31. The Company hedges the interest rate risk of the initial amount of the aforementioned bank loan through an interest rate swap. In this arrangement, the interest rates are exchanged so that the Company receives from the financial institution a variable rate of the 3-month Euribor, in exchange for a fixed interest payment for the same nominal amount (0.3%). The variable interest rate received for the derivative offsets the interest payment on the hedged transaction, with the end result being a fixed interest payment on the hedged financing. At June 30, 2017, the derivative financial instrument had not been designated as a hedging instrument.

To determine the fair value of the interest rate swap, the Company uses cash flow discounting based on the implicit rates determined by the euro interest rate curve, according to market conditions at the valuation date.

			Contract	Interest
	Notional Amount	Contract	Date	Rate	Interest Rate
Instrument	at June 30, 2017	Date	Expiration	Payable	Receivable
Interest rate swap	$4,327	February 19, 2015	February 19, 2020	3-month Euribor	Fixed rate of 0.30%

Long-term debt, other than convertible senior notes:  The carrying value of long-term debt approximated fair value at June 30, 2017 due to the resetting dates of the variable interest rates.

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

Note 12 — Accumulated Other Comprehensive Loss, Net

The activity related to accumulated other comprehensive loss, net was as follows:

			Total
			Accumulated
	Pension and	Foreign	Other
	postretirement	currency	Comprehensive
	benefit plans	adjustments	Loss
Balance at December 31, 2016, net of tax	$(5,062)	$(34,668)	$(39,730)
Net current period change, net of tax	236	33,304	33,540
Balance as of June 30, 2017, net of tax	$(4,826)	$(1,364)	$(6,190)

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive loss, net:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Actuarial losses before tax effect (a)	$182	$177	$364	$354
Tax benefit on amounts reclassified into earnings	(64)	(62)	(128)	(124)
	$118	$115	$236	$230

(a)	Amounts represent amortization of net actuarial loss from shareholders’ equity into postretirement benefit plan cost. This amount was primarily recognized as cost of contract revenue in the consolidated statements of operations.

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

Amounts associated with these collaboration arrangements recognized during the three and six months ended June 30, 2017 and 2016 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Contract revenue	$436	$3,151	$2,572	$4,420

Recurring royalties revenue	$632	$-	$1,464	$-

Cost of contract revenue	$-	$-	$464	$-

R&D expense	$1,514	$1,584	$3,818	$4,022

Note 14 — Merger Agreement

On June 5, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with UIC Parent Corporation (“Parent”) and UIC Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub” and, together with Parent, the “Acquiring Parties”), pursuant to which, subject to the satisfaction or waiver of the conditions therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving as a wholly-owned subsidiary of Parent. Parent and Merger Sub were formed by (i) affiliates of Carlyle Partners VI, L.P. (“Carlyle”) and (ii) GTCR Fund XI/A LP, GTCR Fund XI/C LP, and GTCR Co-Invest XI LP (collectively “GTCR”). The Merger Agreement was unanimously approved by the members of the board of directors of the Company (the “Board”) and by a special committee of the Board (the “Special Committee”), and the Board, upon the recommendation of the Special Committee, unanimously resolved to recommend approval of the Merger Agreement to the Company’s stockholders (the “Board Recommendation”). A special meeting of the Company’s stockholders will be held on August 18, 2017 (the “Stockholder Meeting”), to, among other things, vote on approval of the Merger Agreement and the Merger.

Subject to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Company common stock issued and outstanding immediately prior to the Effective Time (other than shares owned by the Acquiring Parties or the Company and shares held by stockholders who have perfected their statutory rights of appraisal under Section 262 of the Delaware General Corporation Law) will be automatically cancelled and converted into the right to receive $21.75 in cash, without interest and less any applicable withholding taxes (the “Merger Consideration”).

As of the Effective Time, each AMRI stock option, whether or not vested and exercisable, that is outstanding and unexercised immediately prior to the Effective Time and which has an exercise price less than the Merger Consideration will be automatically converted into the right to receive an amount in cash equal to the product of (x) the excess, if any, of the Merger Consideration over the per share exercise price of such AMRI stock option and (y) the aggregate number of shares of AMRI common stock that were issuable upon exercise or settlement of such AMRI stock option immediately prior to the Effective Time. As of the Effective Time, (i) each outstanding share of AMRI restricted stock shall become fully vested and the restrictions with respect thereto shall lapse and each such share shall be converted into the right to receive the Merger Consideration and shall be treated in the same manner as the other shares of AMRI common stock, (ii) each outstanding AMRI time-based and performance-based restricted stock unit shall be cancelled in exchange for the right to receive an amount in cash equal to the product of (X) the Merger Consideration and (Y) the aggregate number of shares of AMRI common stock subject to such AMRI restricted stock unit award (with such performance-based restricted stock unit deemed fully earned at the greater of 100% of the specified target award level and the percentage of the target award level that would be earned based on the achievement of the applicable performance metric as of the Effective Time), and (iii) each outstanding AMRI phantom stock award shall be converted into the right to receive an amount in cash equal to the product of (A) the Merger Consideration and (B) the aggregate number of shares of AMRI common stock subject to such AMRI phantom stock award.

The Merger Agreement contains customary representations, warranties and covenants of the Company and the Acquiring Parties, including, among others, covenants by the Company to conduct its business in the ordinary course during the period between execution of the Merger Agreement and consummation of the Merger (the “Closing”) and prohibiting the Company from engaging in certain kinds of activities during such period without the consent of the Acquiring Parties. The Merger Agreement also contains customary termination provisions for both the Company and Parent, as discussed in more detail below.

The Merger, which is expected to close in the third quarter of 2017, is subject to approval by our stockholders, regulatory approvals and other customary closing conditions.

The Company will be subject to a customary “no-shop” provision whereby, subject to certain exceptions, it will be prohibited from (i) soliciting, initiating, knowingly facilitating, or knowingly encouraging any inquiries, proposals or offers that constitute, or that could reasonably be expected to lead to, an alternative transaction (an “Acquisition Proposal”), (ii) engaging in, continuing or otherwise participating in discussions or negotiations with third parties regarding an Acquisition Proposal, or furnishing to third parties any information or providing any access to the business, properties, assets or personnel of the Company or any of its subsidiaries relating in any way to, or for the purpose of encouraging or facilitating an Acquisition Proposal, or (iii) entering into any letter of intent or agreement with respect to an Acquisition Proposal or requiring the Company to abandon the Merger. The “no shop” provision is subject to a customary “fiduciary out” provision that allows the Company, under certain circumstances and in compliance with certain obligations, to provide information and engage in discussions or negotiations with respect to an Acquisition Proposal that constitutes, or could reasonably be expected to result in, a superior acquisition proposal (a “Superior Proposal”) and, until approval of the Merger at the Stockholder Meeting, to accept a Superior Proposal and terminate the Merger Agreement, subject to the payment of a termination fee in certain instances, as described below.

The Company is required to pay a $35 million termination fee (i) if Parent terminates the Merger Agreement because the Board withdraws or otherwise acts in a manner adverse to the Board Recommendation (including by failing to include the Board Recommendation in the proxy statement or reaffirm the Board Recommendation under certain circumstances or there is a material breach by the Company of the “no shop” or “fiduciary out” provisions noted above), (ii) if the Company terminates the Merger Agreement because the Board withdraws the Board Recommendation and, concurrently with such termination, enters into a Superior Proposal for at least 50% of the assets or voting equity of the Company, or (iii) if (x) the Merger Agreement is terminated by the Company or Parent because the Company fails to obtain approval of the Merger by the Company’s stockholders or by Parent for certain uncured breaches by the Company or by either the Company or Parent if the end date under the Merger Agreement has occurred and the Company has materially breached the Merger Agreement, (y) an Acquisition Proposal was made under certain circumstances, and (z) a Superior Proposal for at least 50% of the assets or voting equity of the Company is consummated or entered into within twelve months after termination and is subsequently consummated (whether during such twelve month period or thereafter). In no event would the Company be required to pay a termination fee on more than one occasion.

The Merger Agreement provides that Parent shall pay to the Company a $70 million termination fee (the “Parent Termination Fee”) if the Company terminates the Merger Agreement in certain circumstances due to certain breaches by the Acquiring Parties or if the Acquiring Parties fail to consummate the Merger and all other conditions to Closing are satisfied or waived (other than those conditions that would be and are capable of being satisfied at Closing).

Parent has obtained equity and debt financing commitments to finance the transactions contemplated by the Merger Agreement, including the payment of the Merger Consideration, payments in respect of equity awards, repayment of indebtedness and payment of all related fees and expenses. In addition, each of Carlyle and GTCR has executed a limited guarantee in favor of the Company to guarantee, subject to the limitations described therein, the payment of the Parent Termination Fee and certain other expense obligations of the Acquiring Parties under the Merger Agreement.

Note 15 — Subsequent Events

On July 17, 2017, a third purported stockholder of AMRI filed a separate class action complaint in the U.S. District Court for the District of Delaware against the Company, the Board, Carlyle, GTCR, Parent and Merger Sub, Frodyma v. Albany Molecular Research, Inc., et. al., No. 1:17-cv-00971. This complaint also alleges the same claims and seeks similar relief, including that the preliminary proxy statements omits material information regarding the Company’s financial projections, potential conflicts of interest by the Company’s officers, directors and Credit Suisse, and certain background of the proposed transaction. This complaint further alleges that the Board breached their fiduciary duties by failing to maximize the value of the Company to shareholders.

On July 13, 2017, another purported stockholder of the Company filed a separate class action complaint in the U.S. District Court for the District of Delaware against the Company, the Board, Carlyle, GTCR, Parent and Merger Sub, Witmer v. Albany Molecular Research Inc., et. al., No. 1:17-cv-00942. This complaint also alleges the same claims and seeks similar relief, including that the preliminary proxy statement omits material information regarding the Company’s financial projections, potential conflicts of interest by the Company’s officers, directors and Credit Suisse, and certain background of the proposed transaction.

On July 11, 2017, a purported stockholder of the Company filed a class action complaint in the U.S. District Court for the District of Delaware against the Company and the Board, Eyre v. Albany Molecular Research Inc., et al., No. 1:17-cv-00932. The complaint alleges violations of Sections 14(a) and 20(a) of the Exchange Act, in connection with the Merger Agreement. The plaintiff alleges that the preliminary proxy statement on Schedule 14A, filed by the Company with the SEC with a filing date of July 3, 2017, omits material information regarding the Company’s financial projections, and seeks, in addition to other relief, an injunction preventing the stockholders’ vote on the merger and preventing the consummation of the merger until such information is disclosed.

On November 12, 2014, a purported class action lawsuit, John Gauquie v. Albany Molecular Research, Inc., et al., No. 14-cv-6637, was filed against the Company and certain of its current and former officers in the United States District Court for the Eastern District of New York alleging claims under the Securities Exchange Act of 1934 arising from the Company’s alleged failure to disclose in its August 5, 2014 announcement of its financial results for the second quarter of 2014 that one of the manufacturing facilities experienced a power interruption in July 2014. The amended complaint alleges that the price of the Company’s stock was artificially inflated between August 5, 2014 and November 5, 2014, and seeks unspecified monetary damages and attorneys’ fees and costs. The defendants filed on July 29, 2015 a motion to dismiss lead plaintiffs’ amended complaint, which motion was denied on July 26, 2016. On December 12, 2016, the parties agreed to a settlement in principle of all legal claims, subject to court approval, which will be funded by the Company’s insurance. On June 26, 2017, the court issued an order of preliminary approval of the settlement, and scheduled a final approval hearing for October 12, 2017.

The Company, and the Board, believe that the respective allegations asserted against them in the lawsuits are without merit and intend to defend against the lawsuits vigorously. Similar cases may also be filed in connection with the Merger Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by forward-looking words such as “may,” “could,” “should,” “would,” “will,” “plans,” “intend,” “expect,” “anticipate,” “predicts,” “potential,” “believe,” and “continue” or similar words, although not all forward-looking statements contain these identifying words. Forward-looking statements include, but are not limited to, statements regarding the proposed merger of the Company, our recent acquisitions and the financial impact and expected synergies of each, and statements regarding the impact of pending litigation matters, government regulation, customer spending and business trends, competition, foreign operations, business growth and the expansion of the global market, management’s strategic plans, the potential for future revenue under our collaboration arrangements, research and development projects and expenses, other projected costs, long-lived asset and goodwill impairment, our ability to utilize deferred tax assets, pension and postretirement benefit costs, and tax rates.

Readers should not place undue reliance on these forward-looking statements. Our actual results may differ materially from such forward-looking statements as a result of numerous factors, some of which we may not be able to predict and may not be within our control. Factors that could cause such differences include, but are not limited to, (i) the risk that the proposed acquisition may not be completed in a timely manner, or at all, which may adversely affect our business and the price of our common stock, (ii) the failure to satisfy all of the closing conditions of the proposed merger, including the adoption of the merger agreement by our stockholders and the receipt of certain governmental and regulatory approvals in foreign jurisdictions, (iii) the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement, (iv) the effect of the announcement or pendency of the proposed merger on our business, operating results, and relationships with customers, suppliers, competitors and others, (v) risks that the proposed merger may disrupt our current plans and business operations, (vi) potential difficulties retaining employees as a result of the proposed merger, (vii) risks related to the diverting of management’s attention from our ongoing business operations, and (viii) the outcome of any legal proceedings that may be instituted against us related to the merger agreement or the proposed merger. In addition, our actual performance and results may differ materially from those currently anticipated due to a number of risks including, without limitation: changes in customers’ spending and demand and the trends in pharmaceutical and biotechnology companies’ outsourcing of manufacturing services and research and development; our ability to provide quality and timely services and to compete with other companies providing similar services; our ability to comply with strict regulatory requirements; our ability to successfully integrate past and future acquisitions and to realize the expected benefits of each; disruptions in our ability to source raw materials; a change in our relationships with our largest customers; our ability to service our indebtedness; our ability to protect our technology and proprietary information and the confidential information of our customers; our ability to develop products of commercial value under our collaboration arrangements; the risk of patent infringement and other litigation, as well as those risks discussed elsewhere in this report and in  Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2017. All forward-looking statements are made as of the date of this report and we do not undertake any obligation to update our forward-looking statements, except as required by applicable law

References to “AMRI,” the “Company,” “we,” “us,” and “our,” refer to Albany Molecular Research, Inc. and its subsidiaries, taken as a whole. The following discussion of our results of operations and financial condition should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and the Notes thereto included within this report.

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

On June 5, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with UIC Parent Corporation (“Parent”) and UIC Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub” and, together with Parent, the “Acquiring Parties”), pursuant to which, subject to the satisfaction or waiver of the conditions therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving as a wholly-owned subsidiary of Parent. Parent and Merger Sub were formed by (i) affiliates of Carlyle Partners VI, L.P. (“Carlyle”) and (ii) GTCR Fund XI/A LP, GTCR Fund XI/C LP and GTCR Co-Invest XI LP, collectively (“GTCR”). The Merger Agreement was unanimously approved by the members of the Board and by a special committee of the Board (the “Special Committee”), and the Board, upon the recommendation of the Special Committee, unanimously resolved to recommend approval of the Merger Agreement to the Company’s stockholders (the “Board Recommendation”).

Subject to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Company common stock issued and outstanding immediately prior to the Effective Time (other than shares owned by the Acquiring Parties or the Company and shares held by stockholders who have perfected their statutory rights of appraisal under Section 262 of the Delaware General Corporation Law) will be automatically cancelled and converted into the right to receive $21.75 in cash, without interest and less any applicable withholding taxes (the “Merger Consideration”). For more information regarding the Merger Agreement, see Note 14 to our Condensed Consolidated Financial Statements (Unaudited) in Item 1 of Part I of this report.

Backlog

Our backlog of open manufacturing orders and accepted service contracts was $322.7 million at June 30, 2017 as compared to $391.2 million and $200.1 million at December 31, 2016 and June 30, 2016, respectively. Our manufacturing and services contracts are completed over varying durations, from short to extended periods of time.

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

Results of Operations – Three and Six Months Ended June 30, 2017 Compared to Three and Six Months Ended June 30, 2016

Our total revenue for the three months ended June 30, 2017 was $172.9 million, which included $170.7 million from our contract service business and $2.2 million from royalties on sales of certain products. Our total revenue for the three months ended June 30, 2016 was $120.8 million, which included $116.5 million from our contract service business and $4.4 million from royalties on sales of certain products. Consolidated gross contract margin was 22.8% for the three months ended June 30, 2017 as compared to 29.4% for the three months ended June 30, 2016. Our net loss was $10.3 million during the three months ended June 30, 2017, compared to net loss of $21.3 million during the same period in 2016.

Our total revenue for the six months ended June 30, 2017 was $336.8 million, which included $331.0 million from our contract service business and $5.8 million from royalties on sales of certain products. Our total revenue for the six months ended June 30, 2016 was $226.4 million, which included $219.3 million from our contract service business and $7.1 million from royalties on sales of certain products. Consolidated gross contract margin was 23.1% for the six months ended June 30, 2017 as compared to 26.3% for the six months ended June 30, 2016. Our net loss was $20.9 million during the six months ended June 30, 2017, compared to net loss of $31.3 million during the same period in 2016.

Operating Segment Data

We organize our operations into the following segments: Discovery and Development Services (“DDS”), Active Pharmaceutical Ingredients (“API”), Drug Product (“DP”) and Fine Chemicals (“FC”). DDS includes activities such as drug lead discovery, optimization, drug development, small scale commercial manufacturing, and analytical and testing services. API includes pilot to commercial scale manufacturing of active pharmaceutical ingredients and intermediates. DP includes pre-formulation, formulation and process development through commercial scale production of complex liquid-filled and lyophilized sterile injectable products and ophthalmic formulations. FC includes lab to commercial scale synthesis of reagents and diverse compounds. Corporate activities include sales and marketing and administrative functions, as well as research and development costs that have not been allocated to the operating segments. We began operating our FC business following the Euticals Acquisition in July 2016, and therefore, there is no comparative information available for the first half of 2016.

Revenue

Total contract revenue

Contract revenue consists primarily of fees earned under manufacturing or service contracts with third-party customers. Contract revenue for each of our segments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
API (a)	$100,448	$64,706	$203,810	$119,076
DDS (a)	30,865	26,561	60,033	50,096
DP	31,853	25,190	54,387	50,123
FC	7,554	-	12,715	-
Total	$170,720	$116,457	$330,945	$219,295

(a)	A portion of the 2016 results were reclassified between API and DDS to better align business activities within our reporting segments and to ensure that prior period results are comparable to current period results.

API contract revenue for the three months ended June 30, 2017 increased $35.7 million from the same period of 2016 primarily due to $42.5 million of incremental revenue from the acquisition of Euticals, slightly offset by lower volume due to timing of shipments at our Spain facility. API contract revenue for the six months ended June 30, 2017 increased $84.7 million from the same period of 2016 primarily due to $85.9 million of incremental revenue from the acquisition of Euticals.

DDS contract revenue for the three months ended June 30, 2017 increased $4.3 million from the same period in 2016, primarily driven by growth across all of our DDS businesses and incremental revenue from the Euticals acquisition. Our Discovery Services business generated $1.1 million of incremental revenue, driven by our Integrated Discovery Center in Buffalo, N.Y. Our Chemical Development business increased by $2.5 million, driven by strong demand and $0.8 million of incremental revenue from the acquisition of Euticals in July 2016. The Analytical Services business increased $0.9 million, due to increased sales volume. DDS contract revenue for the six months ending June 30, 2017 increased $9.9 million from the same period in 2016, driven by growth across all of our DDS businesses and incremental revenue from the Euticals acquisition. Our Discovery Services revenues increased $2.6 million, driven by $2.4 million of revenue growth at our integrated facility in Buffalo, N.Y. Our Chemical Development revenues increased $7.0 million, driven by underlying demand across the portfolio, $2.3 million of additional revenue from our Euticals acquisition and the addition of medium scale capabilities in Grafton, W.I. of $0.8 million.

DP contract revenue for the three months ended June 30, 2017 increased $6.7 million from the same period in 2016 due to additional volume, price and product mix. Approximately $3.8 million of the increase was due to increased volume for our fill and finish services primarily as a result of new customer demand. Additionally, in Glasgow we saw increased revenue of $1.6 million due to higher demand for services as well as customer termination revenue of $0.8 million. DP contract revenue for the six months ended June 30, 2017 increased $4.3 million from the same period in 2016 due primarily to growth in our Spain and Glasgow facilities, partially offset by a decrease in revenue at our Burlington, M.A. facility due to the extended facility shutdown in the first quarter of 2017.

FC contract revenue for the three and six months ended June 30, 2017 of $7.5 million and $12.7 million, respectively, is entirely attributable to the Euticals acquisition.

Recurring royalty revenue

Three Months Ended June 30,		Six Months Ended June 30,
2017	2016	2017	2016
(in thousands)		(in thousands)
$2,212	$4,353	$5,809	$7,094

We earn recurring royalty revenue pursuant to Development and Supply Agreements with Actavis and Teva for Mixed Amphetamine Salts and under an agreement with a customer in Spain. During the fourth quarter of 2016, we also began earning profit sharing revenue from our first commercialized collaboration arrangement product, Sodium Nitroprusside Injection, which was developed with our partner Namigen, LLC and launched by Sagent Pharmaceuticals, Inc.

Recurring royalties for the three months ended June 30, 2017 decreased $2.1 million compared to the same period of 2016 primarily due to lower royalties received on sales of Mixed Amphetamine Salts. Recurring royalties for the six months ended June 30, 2017 decreased $1.3 million compared to the same period of 2016 primarily due to lower royalties received on sales of Mixed Amphetamine Salts, partially offset by incremental royalties on sales of Sodium Nitroprusside Injection.

Costs and Expenses

Cost of contract revenue

Cost of contract revenue consists of compensation and associated fringe benefits, cost of chemicals, depreciation and other indirect project related costs. Costs of contract revenue for our segments were as follows:

Segment	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
API (a)	$86,155	$45,878	$166,044	$86,544
DDS (a)	19,975	18,639	40,949	35,900
DP (a)	20,265	17,697	37,579	39,133
FC	5,320	-	9,921	-
Total	$131,715	$82,214	$254,493	$161,577

API Gross Contract Margin	14.2%	29.1%	18.5%	27.3%
DDS Gross Contract Margin	35.3%	29.8%	31.8%	28.3%
DP Gross Contract Margin	36.4%	29.7%	30.9%	21.9%
FC Gross Contract Margin	29.6%	-%	22.0%	-%
Total Gross Contract Margin	22.8%	29.4%	23.1%	26.3%

(a)	A portion of the 2016 results were reclassified between API, DDS, and DP to better align business activities within our reporting segments and to ensure that prior period results are comparable to current period results.

API Cost of Contract Revenue for the three months ended June 30, 2017 increased from the same period of 2016 by $40.3 million. The increase was primarily due to the acquisition of Euticals, which contributed $43.5 million. API Gross Contract Margin decreased by 14.9 points during the three month period ended June 30, 2017 as compared to the same period of 2016. This decrease reflects a 12.3 point decrease resulting from the lower margins of Euticals as compared to our legacy API business. API Cost of Contract Revenue for the six months ended June 30, 2017 increased from the same period of 2016 by $79.5 million. The increase was primarily due to the acquisition of Euticals, which contributed $81.5 million. API Gross Contract Margin decreased by 8.8 points during the six month period ended June 30, 2017 as compared to the same period of 2016. This decrease reflects a 9.8 point decrease resulting from the lower margins of Euticals as compared to our legacy API business. The decrease in Euticals Gross Contract Margin during the three and six month periods ended June 30, 2017 is primarily attributable to certain product and quality related charges resulting from process upgrades at our Italy facilities following a FDA inspection in March 2017.

DDS Cost of Contract Revenue for the three months ended June 30, 2017 increased from the same period of 2016 by $1.3 million. This was primarily due to increased costs at our facilities which align with revenue growth during the same period. DDS Gross Contract Margin increased by 5.5 points during the three month period ended June 30, 2017 as compared to the same period of 2016. This increase was primarily driven by our Chemical Development business, specifically from revenue growth and expense management, partially offset by a decrease in margins in Analytical Services of 1.4 percentage points based on the mix of services provided to customers during the period. DDS Cost of Contract Revenue for the six months ended June 30, 2017 increased from the same period of 2016 by $5.0 million. Approximately $2.3 million of the increase was attributable to growth at our Albany Chemical Development facility and approximately $2.4 million of the increase was attributable to the acquisition of Euticals. DDS Gross Contract Margin increased by 3.5 points during the six month period ended June 30, 2017 as compared to the same period of 2016. This increase was driven by an increase of 3.0 points in our Discovery Services business, primarily from our execution of the Compound Library Consortium contract, and an increase of 1.6 points in our Chemical Development business due to revenue growth and expense management. These increases were partially offset by a decrease in margin in Analytical Services of 0.7 points.

DP Cost of Contract Revenue for the three months ended June 30, 2017 increased from the same period of 2016 by $2.6 million. Approximately $2.5 million of the increase was attributable to our Albuquerque, N.M. facility, primarily due to higher volume, partially offset by strong operational execution. DP Gross Contract Margin increased by 6.7 points during the three month period ended June 30, 2017 as compared to the same period of 2016. The increase was primarily driven by the strong operational performance at the Albuquerque, N.M. facility. Customer termination revenue also contributed to the increase in DP Gross Contract Margin. DP Cost of Contract Revenue for the six months ended June 30, 2017 decreased from the same period of 2016 by $1.6 million. Approximately $1.3 million of the decrease was attributable to our Albuquerque, N.M. facility, primarily due to lower volume in the first quarter and strong operational execution. DP Gross Contract Margin increased by 9.0 points during the six month period ended June 30, 2017 as compared to the same period of 2016. The increase was primarily driven by the strong operational performance at the Albuquerque, N.M. facility. Collaboration arrangement revenues, one-time customer termination revenue, and increased customer rescheduling fees earned under our contract manufacturing contracts also contributed to the increase in DP Gross Contract Margin.

FC Cost of Contract Revenue for the three and six months ended June 30, 2017 of $5.3 million and $9.9 million, respectively, is entirely attributable to the Euticals acquisition.

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

Research and development expenses were as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2017	2016	2017	2016
(in thousands)
$3,463	$3,479	$6,836	$6,647

R&D expense for the three months ended June 30, 2017 remained relatively unchanged compared to the same period in 2016. R&D expense for the six months ended June 30, 2017 increased $0.2 million compared to the same period of 2016 primarily due to development efforts on our collaboration arrangements in DP, partially offset by a decrease in our API spend year over year.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist of compensation and related fringe benefits for sales, marketing, operational and administrative employees, professional service fees, marketing costs and costs related to facilities and information services. SG&A expenses were as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2017	2016	2017	2016
(in thousands)
$38,645	$27,924	$72,075	$52,525

SG&A expenses for the three months ended June 30, 2017 increased by $10.7 million compared to the same period in 2016 primarily due to incremental SG&A expenses related to Euticals of $9.5 million and costs associated with additional investments made in key supporting functions such as corporate quality and compliance, procurement and finance, as well as in training and developing our personnel of $4.9 millon, partially offset by decreases in business acquisition of $2.2 million and ERP implementation costs of $1.5 million. SG&A expenses for the six months ended June 30, 2017 increased by $19.6 million compared to the same period in 2016 primarily due to incremental SG&A expenses related to Euticals of $18 million and costs associated with additional investments made in key supporting functions such as corporate quality and compliance, procurement and finance, as well as in training and developing our personnel of $6.8 million, partially offset by decreases in business acquisition of $3.1 million and ERP implementation costs of $2.1 million.

Restructuring and other charges

Three Months Ended June 30,		Six Months Ended June 30,
2017	2016	2017	2016
(in thousands)
$153	$526	$2,311	$3,126

Restructuring and other charges for the three and six months ended June 30, 2017 were related to previously announced restructuring initiatives. Restructuring and other charges for the three months ended June 30, 2017 consisted primarily of employee termination costs and costs associated with the transfer of customer projects from our Singapore facility to our other laboratory facilities of $0.4 million, as well as facility costs at our Holywell, U.K. location of $0.1 million. These charges were partially offset by reversals of previously recognized employee termination costs at our European locations of $0.4 million upon the finalization of these matters.

Restructuring and other charges for the six months ended June 30, 2017 consisted primarily of approximately $1.5 million related to lease termination costs associated with a facility located in Italy, employee termination and customer project transfer costs at our Singapore facility of $0.5 million, and facility costs at our Holywell, U.K. location of $0.2 million.

Restructuring and other charges for the three and six months ended June 30, 2016 consisted of employee termination charges and costs associated with the transfer of continuing products from the Holywell, U.K. facility to our other manufacturing locations, as well as employee termination charges, lease termination charges, and accelerated depreciation charges associated with cost optimization activities at our Singapore facility that were initiated in 2015.

Impairment charges

Three Months Ended June 30,		Six Months Ended June 30,
2017	2016	2017	2016
(in thousands)
$512	$201	$512	$201

Impairment charges for the three and six months ended June 30, 2017 are associated with the write-off of in-progress capital project costs at our Italy and Spain locations based on the decision to discontinue these projects prior to their completion.

Impairment charges for the three and six months ended June 30, 2016 are associated with the write-off of a patent asset from our proprietary drug discovery programs due to our licensing partner terminating the license agreement.

Interest expense, net

Three Months Ended June 30,		Six Months Ended June 30,
2017	2016	2017	2016
(in thousands)
$12,710	$7,064	$25,540	$14,200

Net interest expense for the three months and six months ended June 30, 2017 increased by $5.6 million and $11.3 million, respectively, compared to the same periods in 2016 primarily due to increased levels of outstanding long-term debt used to finance our 2016 acquisition of Euticals, as well as an increase in amortization of deferred financing costs and original issue discounts related to our long-term debt.

Other expense, net

Three Months Ended June 30,		Six Months Ended June 30,
2017	2016	2017	2016
(in thousands)
$633	$5,661	$1,425	$6,657

Other expense, net consists primarily of gains and losses on foreign currency transactions. Other expense, net for the three months and six months ended June 30, 2017 decreased from the same periods in 2016 primarily due to recognition of an unrealized loss on a forward contract that the Company entered into for the purpose of hedging the foreign currency exposure related to the euro-denominated purchase price of the Euticals acquisition of approximately $6.4 million during 2016.

Income tax expense

Three Months Ended June 30,		Six Months Ended June 30,
2017	2016	2017	2016
(in thousands)
$(4,652)	$15,008	$(5,501)	$12,791

Income tax expense for the three and six month periods ended June 30, 2017, decreased $19.7 million and $18.3 million, respectively, compared to the same periods in 2016 primarily due to the recognition of a U.S. valuation allowance in the second quarter of 2016 and an increase in estimated tax benefits in certain non-U.S. tax jurisdictions in 2017.

Liquidity and Capital Resources

We have historically funded our business through operating cash flows and proceeds from borrowings. As of June 30, 2017, we had $42.2 million in cash and cash equivalents, and $681.7 million in bank and other debt (at face value). Net working capital, defined as current assets less current liabilities, was ($187.8) million as of June 30, 2017 compared to $217.4 million as of December 31, 2016. The decrease in net working capital at June 30, 2017 compared to December 31, 2016 is primarily attributable to the reclassification of our Term Loans to current installments of long-term debt. Refer to Note 5 to the Condensed Consolidated Financial Statements for further details.

Cash Flows – Six Months Ended June 30, 2017

During the six months ended June 30, 2017, we generated cash of $8.5 million in operating activities primarily due to strong operational execution, cost management and collections from customers during the period, partially offset by the timing of payments attributable to severance, employee compensation and benefits and payments to vendors that were incurred and accrued as of December 31, 2016, as well as payments associated with increased inventory levels during the period. We used cash of $10.6 million in investing activities primarily attributable to $10.5 million in capital expenditures. Capital expenditures were primarily related to the growth, maintenance and upgrading of our facilities, including Euticals. Cash flow used in financing activities was $11.9 million, primarily related to the principal payments of long-term debt of $7.4 million and net repayments on short-term borrowings of $3.4 million.

Net cash provided by operating activities of $8.5 million for the six months ended June 30, 2017 reflected a net loss of $20.9 million, offset by noncash expenses of $46.2 million and cash used by changes in operating assets and liabilities of $16.8 million.

The noncash expenses of $46.2 million recorded in the net loss relate primarily to depreciation and amortization of $34.2 million, accretion of debt discount on long-term debt of $6.4 million, deferred financing costs amortization of $3.9 million, share-based compensation expense of $6.5 million, partially offset by changes in deferred income tax balances of $6.6 million.

Cash used by changes in operating assets and liabilities of $16.8 million was driven from net cash disbursements related to accounts payable and accrued expenses for severance, employee compensation and benefits and payments to vendors of $12.3 million and a net increase in inventory of $11.2 million. Additionally, increases in prepaid expenses and other assets of $2.8 million, a decrease in income taxes payable of $3.9 million, and decreases in other long-term liabilities of $2.1 million contributed to the cash outflow from changes in operating assets and liabilities. These cash outflows were partially offset by net collections from customers related to accounts receivable of $10.2 million and customer advances classified as deferred revenue of $6.2 million.

Cash Flows - Six Months Ended June 30, 2016

During the six months ended June 30, 2016, we generated cash of $15.2 million from operating activities. We used cash of $25.5 million in investing activities primarily attributable to $25.0 million in capital expenditures. Capital expenditures were primarily related to the growth, maintenance and upgrading of our facilities. Additionally, we used cash of $8.1 million in financing activities, primarily related to $10.8 million of principal payments on long-term debt.

Net cash provided by operating activities of $15.2 million for the six months ended June 30, 2016 reflected a net loss of $31.3 million, offset by adjustments for noncash expenses of $42.9 million and cash provided by changes in operating assets and liabilities of $3.7 million.

The noncash expenses of $42.9 million recorded in the net loss primarily relate to depreciation and amortization of $16.3 million, accretion of debt discount on long-term debt of $3.7 million, $6.4 million related to an unrealized loss on a hedge instrument to hedge the Euticals Euro denominated purchase price, deferred income tax expense of $9.7 million and share-based compensation expense of $4.6 million.

Cash provided by changes in operating assets and liabilities of $3.7 million was driven primarily from net cash collections from customers related to accounts receivable of $9.9 million and an increase in income taxes payable of $4.0 million, partially offset by increases in inventory and prepaid expenses and other assets of $3.2 million and $5.7 million, respectively, and a decrease in deferred revenue of $4.2 million.

Long-Term Debt and Other Obligations

The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

As disclosed in Note 5 of the unaudited Condensed Consolidated Financial Statements for the six months ended June 30, 2017 and as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, we have a significant amount of indebtedness. We may not be able to generate enough cash flow from our operations to service our indebtedness, we may fail to meet our current credit facility’s financial covenants and we may incur additional indebtedness in the future, which could each adversely affect our business, financial condition and results of operations. Additionally, our cash convertible Senior Notes (the “Senior Notes”) come due in 2018 and our Term Loans are subject to early repayment provisions such that they are payable six months prior to the Senior Notes, and therefore, we may not have sufficient cash on hand to repay these obligations. If we are unable to pay the principal on our Senior Notes, we may need to incur additional debt or issue additional securities to generate funds to cover these payments. In addition, in the event of a default under the Senior Notes, the holders and/or the trustee under the indenture governing the Senior Notes may accelerate the payment obligations thereunder, which could have a material adverse effect on our business, financial condition and results of operations. Moreover, amounts outstanding under our term loan and revolving credit facility could become due and payable on an accelerated basis under certain conditions and in certain circumstances.

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

As of June 30, 2017, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

Recently Issued Accounting Pronouncements

Refer to Note 1 to the unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes during the three months ended June 30, 2017 with respect to the information on Quantitative and Qualitative Disclosures about Market Risk appearing in Part II, Item 7A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 15 (Subsequent Events) for updates to the Legal Proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 1A. Risk Factors

In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part II, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2016 other than as set forth below.

We may not complete the Merger within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.

On June 5, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with UIC Parent Corporation, a Delaware corporation (“Parent”), and UIC Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub” and, together with Parent, the “Acquiring Parties”), pursuant to which, subject to the satisfaction or waiver of the conditions therein, Merger Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Parent (the “Merger”). Parent and Merger Sub were formed by (i) affiliates of Carlyle Partners VI, L.P. (“Carlyle”) and (ii) GTCR Fund XI/A LP, GTCR Fund XI/C LP, and GTCR Co-Invest XI LP collectively (“GTCR”). Completion of the Merger is subject to a number of closing conditions, including obtaining approval of our stockholders and receipt of certain required regulatory approvals. Each party’s obligation to consummate the merger is also subject to the accuracy of the representations and warranties of the other party (subject to certain qualifications and exceptions) and the performance in all material respects of the other party’s covenants under the Merger Agreement, including, with respect to us, covenants regarding operation of our business prior to closing. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a change in the recommendation of our Board or a termination of the Merger Agreement by us to enter into an agreement for a “Superior Proposal,” as defined in the Merger Agreement. As a result, we cannot assure you that the Merger will be completed, even if our stockholders approve the Merger, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.

If the Merger is not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices reflect a market assumption that the Merger will be completed. We could be required to reimburse certain expenses of Parent or pay Parent a termination fee if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the Merger may result in negative publicity and negatively affect our relationship with our stockholders, employees and clients. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

The Merger Agreement provides us with limited remedies in the event of a breach by Parent that results in termination of the Merger Agreement, including the right to a reverse termination fee payable under certain specified circumstances. We cannot assure you that a remedy will be available to us in the event of such a breach or that the damages we incur in connection with such breach will not exceed the amount of the reverse termination fee.

The announcement and pendency of the Merger could adversely affect our business, financial results and/or operations.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Merger is pending because employees may experience uncertainty about their roles following the Merger. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the Merger and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with clients and potential clients. For example, clients and other counterparties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our revenue, earnings and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends, make capital expenditures, take certain actions relating to intellectual property, amend our organizational documents and incur indebtedness. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially adversely affect our business, results of operations and financial condition.

In certain instances, the Merger Agreement requires us to pay a termination fee to Parent, which could affect the decisions of a third party considering making an alternative acquisition proposal.

Under the terms of the Merger Agreement, we may be required to pay Parent a termination fee of up to $35 million in the event that we were to terminate the Merger Agreement to enter into an agreement for a “Superior Proposal,” as defined in the Merger Agreement. This payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us and could discourage a third party from making a competing acquisition proposal, including a proposal that would be more favorable to our stockholders than the Merger.

We have incurred, and will continue to incur, direct and indirect costs as a result of the Merger.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the Merger. We must pay substantially all of these costs and expenses whether or not the Merger is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

Legal proceedings in connection with the Merger, the outcomes of which are uncertain, could delay or prevent the completion of the merger.

Since the announcement of the Merger Agreement, three putative class actions have been filed in the United States District Court for the District of Delaware in connection with the proposed Merger.  One lawsuit was filed against us and the members of our Board and alleges that the proxy statement seeking stockholder adoption of the Merger Agreement omits material information regarding the Company’s financial projections.  The second lawsuit was filed against us, the members of our Board, and other parties to the Merger Agreement and also alleges that the proxy statement omits material information regarding the Company’s financial projections, potential conflicts of interest by the members of our Board, our officers, and Credit Suisse, and certain background of the transaction.  The third lawsuit was filed against us, the members of our Board, and other parties to the Merger Agreement and alleges that the proxy statement omits material information regarding the Company’s financial projects, potential conflicts of interest by our Board, our officers, and Credit Suisse, and certain background of the proposed transaction. It also alleges that our Board breached its fiduciary duty by failing to maximize value for the stockholders. Among other remedies, the plaintiffs in these lawsuits seek to enjoin the stockholders’ vote and the Merger.  These and other potential legal proceedings could delay or prevent the Merger from becoming effective.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents share repurchases during the three months ended June 30, 2017:

Issuer Purchases of Equity Securities

			(c)	(d)
			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
	(a)	(b)	Part of Publicly	May Yet Be
	Total Number	Average Price	Announced	Purchased
	of Shares	Paid Per	Plans or	Under the Plans or
Period	Purchased (1)	Share	Programs	Programs
April 1, 2017 - April 30, 2017	1	$15.39	N/A	N/A
May 1, 2017 - May 31, 2017	1	18.05	N/A	N/A
June 1, 2017 - June 30, 2017	2	21.60	N/A	N/A
Total	4	$18.94	N/A	N/A

(1) Consists of shares repurchased by the Company to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock held by employees. Amounts are in thousands.

Item 6.    Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated June 5, 2017, by and among Albany Molecular Research, Inc., UIC Parent Corporation and UIC Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2017, File No. 001-35622)

3.1	Amendment to Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2017, File No. 001-35622).

10.1	Albany Molecular Research, Inc.’s Fifth Amended 2008 Stock Option and Incentive Plan*

10.2	Albany Molecular Research, Inc.’s Fourth Amended 1998 Employee Stock Purchase Plan*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	XBRL (eXtensible Business Reporting Language). The following materials from Albany Molecular Research, Inc.’s Quarterly Report on Form 10-Q for the six months ended June 30, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Cash Flows and (v) notes to consolidated financial statements.*

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

ALBANY MOLECULAR RESEARCH, INC.

Date: August 9, 2017	By:	/s/ Felicia I. Ladin
Felicia I. Ladin
On behalf of the Registrant as Senior Vice President, Chief Financial Officer and Treasurer (and also as Principal Financial Officer)